Form 10-Q
period 1996-03-31
LIFETIME HOAN CORP
filed 1996-05-15
CIK 874396

6
                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C. 20549QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1996

Commission file number 1-19254


                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)

Delaware                                               11-2682486
(State or other jurisdiction of incorporation or organization)   (I.R.S.
Employer Identification No.)

One Merrick Avenue, Westbury, NY                                 11590
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (516) 683-6000

                               Not applicable
(Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X No

                   APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 Common Stock, $.01 Par Value 11,258,398 outstanding as of April 30, 1996


                                   INDEX

                         LIFETIME HOAN CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets as of March 31, 1996
    and December 31, 1995                                       3

Condensed Statements of Income for the
    Three months ended March 31, 1996 and 1995                  4
Condensed Statement of Changes in Stockholders' Equity for the
    Three months ended March 31, 1996                           5
Condensed Statements of Cash Flows for the
    Three months ended March 31, 1996 and 1995                  6
Notes to Condensed Financial Statements for the
    Three months ended March 31, 1996                           7


Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                   9


PART II. OTHER INFORMATION                                     11


SIGNATURES                                                     13
ITEM 1.  FINANCIAL STATEMENTS

                         CONDENSED BALANCE SHEETS
                         LIFETIME HOAN CORPORATION

                                                   March 31,     December
                                                                    31,
                                                     1996          1995
                                                  (unaudited      (Note)
                                                       )
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $461,221       $89,797
Accounts receivable, less allowances of $969,000
(1996)
and $663,000 (1995)                                13,317,319    12,682,401
Merchandise inventories                            42,718,000    43,337,000
Prepaid expenses                                    5,251,361     4,578,813
Deferred income taxes                               1,273,000     1,186,000
Other current assets                                  948,808       695,241
TOTAL CURRENT ASSETS                               63,969,709    62,569,252
PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation
and amortization of $3,058,668 (1996) and           7,924,133     7,882,166
$2,841,202 (1995)
EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
accumulated
amortization of $724,400 (1996) and $708,100        1,954,802     1,971,102
(1995)
OTHER INTANGIBLES , net of accumulated
amortization of
$45,000 (1996) and $24,000 (1995)                   2,431,748     2,452,748
OTHER ASSETS                                          892,488       880,766
                                                   $77,172,88    $75,756,03
                                                            0             4
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and trade acceptances             $2,811,057    $3,072,401
Accrued expenses                                    6,351,884     5,931,414
Income taxes                                        1,206,426       232,447
Short term borrowings                               3,200,000     4,600,000
TOTAL CURRENT LIABILITIES                          13,569,367    13,836,262

STOCKHOLDERS' EQUITY
Series B Preferred Stock, $1 par value,
authorized 2,000,000
shares; none issued
Common Stock, $.01 par value, authorized
25,000,000 shares;
issued and outstanding 11,258,398 (1996) and          112,584       112,573
11,257,276 (1995)
Paid-in capital                                    61,109,470    61,103,589
Retained earnings                                   3,518,910     1,845,007
                                                   64,740,964    63,061,169
Less:
Notes receivable for shares issued to               1,048,064     1,048,064
stockholders
Deferred compensation                                  89,387        93,333
                                                   63,603,513    61,919,772
                                                   $77,172,88    $75,756,03
                                                            0             4

Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.


                      CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION


                                    Three Months Ended
                                         March 31,
                                    1996           1995

Net sales                        $19,273,398    $18,678,086
Cost of sales                     10,179,650      9,663,046
                                   9,093,748      9,015,040

Selling, general and               6,319,003      6,124,281
administrative expenses

INCOME FROM OPERATIONS             2,774,745      2,890,759

Other (income) deductions:
   Interest expense                   63,584         47,871
   Other (income), net              (32,742)       (55,405)

INCOME BEFORE INCOME TAXES         2,743,903      2,898,293

Provision for federal, state
and local
income taxes                       1,070,000      1,132,000

NET INCOME                        $1,673,903     $1,766,293

NET INCOME PER SHARE                    $.15           $.15

WEIGHTED AVERAGE SHARES
   OUTSTANDING                    11,458,611     11,701,303






                See notes to condensed financial statements




             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                            LIFETIME HOAN CORPORATION





                     Common Stock     Paid-in   Retained      Notes       Defer
red
                                                           Receivable
                   Shares   Amount    Capital   Earnings      from       Com
pensati    Total
                                                          Stockholders       on
Balance at

     December 31,  11,257,2  $112,5  $61,103,5  $1,845,00  ($1,048,064)   ($
93,333)  $61,919,7
1995                     76      73         89          7
               72


Exercise of stock     1,122      11      5,881
           5,892
options


Net income for

the
     three months

ended
     March 31,                                  1,673,903
        1,673,903
1996


Amortization of

     deferred
 3,946      3,946
compensation


Balance at

     March 31,     11,258,3  $112,5  $61,109,4  $3,518,91  ($1,048,064)   ($8
9,387)  $63,603,5
1996                     98      84         70          0
               13




                  See notes to condensed financial statements.



                    CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION

                                             Three        Three
                                             Months       Months
                                             Ended        Ended
                                           March 31,    March 31,
                                              1996         1995
OPERATING ACTIVITIES
Net income
                                            $1,673,90    $1,766,29
                                                    3            3
Adjustments to reconcile net income to
net cash
provided by (used in) operating
activities:
Depreciation and amortization                 266,673      202,981
Amortization of deferred compensation           3,946        9,629
Deferred tax (benefit)                       (87,000)    (131,000)
Provision for losses on accounts              221,958       53,046
receivable
Changes in operating assets and
liabilities:
Accounts receivable                         (856,876)    1,616,591
Merchandise inventories                       619,000    (4,298,00
                                                                0)
Prepaid expenses, other current assets
     and other assets                       (937,837)      140,232
Accounts payable and trade acceptances
     and accrued expenses                     159,126    (173,999)
Income taxes payable                          973,979      177,000

NET CASH PROVIDED BY (USED  IN) OPERATING
ACTIVITIES                                  2,036,872    (637,227)

INVESTING ACTIVITIES
Purchase of property and equipment, net     (271,340)    (165,422)

NET CASH (USED IN) INVESTING ACTIVITIES     (271,340)    (165,422)

FINANCING ACTIVITIES
Repayment of short term borrowings, net     (1,400,00
                                                   0)
Proceeds from the exercise of warrants,       _1_           43,448
net
Proceeds from the exercise of stock             5,892       53,747
options

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                  (1,394,10       97,195
                                                   8)

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                   371,424    (705,454)

Cash and cash equivalents at beginning of      89,797    2,724,429
period

CASH AND CASH EQUIVALENTS AT END OF          $461,221    $2,018,97
PERIOD...                                                        5

See notes to condensed financial
statements


             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)
                    LIFETIME HOAN CORPORATION

Note A - Basis of PresentationThe accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.
Note B - Inventories
Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.
Note C - Line of Credit AgreementThe Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit. As of March 31, 1996, the Company had $3,200,000 of short term borrowings and $5,721,000 of letters of credit outstanding. The line is cancelable by either party at any time. Borrowings under the Line bear interest payable quarterly at the higher of the bank's prime rate or the Federal Funds Rate plus 1/2 of 1% (8.25% at March 31, 1996), or a negotiated lower rate to be agreed upon at the time of the short term borrowing. The Company is charged a nominal fee on the entire Line.

Note D - Capital Stock
Stock Option Plan: During 1996 incentive stock options to purchase 771 shares of common stock at $11.36 issued in 1995 were canceled.

As March 31, 1996, 623,740 shares of Common Stock have been reserved for issuance upon the exercise of options.

1996 Incentive Stock Option Plan: In April 1996, the Board of Directors of the Company approved the adoption of the Lifetime Hoan Corporation 1996 Incentive Stock Option Plan (the "ISO Plan"), subject to stockholder approval. The ISO Plan authorizes the granting of 250,000 options to purchase Common Stock to officers of the Company and its subsidiary. No individual officer may be granted more than 175,000 options to purchase Common Stock. The ISO Plan authorizes the issuance of incentive stock options as defined in Section 422 of the Internal Revenue Code.




             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)
                    LIFETIME HOAN CORPORATION


Note D - Capital Stock (continued)
Net Income Per Share: Net income per common share is based on net income divided by the weighted average number of common shares and equivalents outstanding during the periods.

Note E- Employment Agreements
In April 1996, the Company entered into employment agreements with its President and Executive Vice President, providing for annual salaries of $700,000 and $400,000, respectively, and for the payment to them of bonuses pursuant to the Company's 1996 Incentive Bonus Compensation Plan (the "Bonus Plan") (See Note
F). The employment agreements will continue in force until April 1999, and thereafter for additional periods of one year unless terminated by either the Company or the executive. The named executives have the right to terminate their respective agreements in the event the Bonus Plan is not approved by the Company's stockholders.

In April 1996, the Company entered into an employment agreement with its Vice President-Manufacturing, providing for an annual salary of $150,000.

Note F - 1996 Incentive Bonus Compensation Plan
In April 1996, the Board of Directors of the Company adopted, subject to stockholder approval, the Bonus Plan. The Bonus Plan provides for the award of a bonus, with respect to each of the ten fiscal years of the Company beginning with the 1996 fiscal year, to the President and the Executive Vice President of the Company, providing they are then in the employ of the Company. The bonus payable to each executive is an amount equal to 3.5% of pretax net income, before any provision for executive compensation, stock options exercised during the year under the Company's 1991 Stock Option Plan and any extraordinary items.

Note G - Farberwarer Acquisition
On April 2, 1996, the Company acquired certain assets of Farberware, Inc. ("Farberware"). Under the terms of a joint venture agreed to by the Company and Syratech Corporation, the Company acquired a 99 year, royalty-free, exclusive right to use the Farberwarer name in connection with the product lines covered by its existing license agreement with Farberware. The Company also acquired all of the Farberwarer outlet stores. Rights to license the Farberwarer name for use by third parties are to be held by a joint venture, owned equally by the Company and a wholly owned subsidiary of Syratech Corporation. The purchase price consists of cash of $9.5 million plus the value of the outlet store inventory (estimated to be $3,660,000).



ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below.


                               Three Months
                                   Ended
                                March 31,
                              1996      1995

Net sales                     100.  %    100. %
                                 0          0
Cost of sales                 52.8       51.7
Gross profit                  47.2       48.3
Selling, general and          32.8       32.8
administrative expenses
Income from operations        14.4       15.5
Other (income), expense        0.1        0.0
Income before income taxes    14.3       15.5
Income taxes                   5.6        6.0
Net Income                     8.7  %     9.5 %



                Three Months Ended March 31, 1996
             Compared to Three Months March 31, 1995

Net Sales
Net sales for the three months ended March 31, 1996 were $19,273,000 an increase of $595,000 or 3.2% from the comparable 1995 period. The sales growth was primarily due to net sales of the new Hoffritzr line, increased net sales of the Smart Choice impulse line and increased net sales of products sold under licenses, partially offset by reduced sales of other Company products.
Gross Profit
Gross profit for the three months ended March 31, 1996 was $9,094,000, an increase of $79,000 or 0.9% over the comparable 1995 period. Gross profit as a percentage of net sales was 47.2% for the three months ended March 31, 1996 as compared to 48.3%
for the 1995 period. This decrease is due primarily to changes in product mix.

Selling, General and Administrative ExpensesSelling, general and administrative expenses for the three months ended March 31, 1996 were $6,319,000 an increase of $195,000 or 3.2% from the comparable 1995 period. Selling, general and administrative expenses as a percentage of net sales were 32.8% for both the 1996 and 1995 periods. This dollar increase was primarily attributable to increases in warehouse personnel costs, other warehouse expenses and bad debt expense.
LIQUIDITY AND CAPITAL RESOURCES

The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit.

Borrowings under the Line bear interest payable quarterly at the higher of the lender's prime rate or 1/2% above Federal Funds Rate (8.25% at March 31, 1996), or a negotiated lower rate to be agreed upon at the time of the short term borrowing. The Company is charged a nominal fee on the entire Line. As of March 31, 1996, the Company had $3,200,000 of borrowings and $5,721,000 of letters of credit outstanding under the Line and, as a result, the availability under the Line was $16,079,000. The Line is cancelable by either party at any time.

At March 31, 1996, the Company had cash and cash equivalents of $461,000 versus $90,000 at December 31, 1995, an increase of $371,000. The increase is primarily attributable to the Company's net cash provided by operations primarily offset by repayment of short term debt. Cash provided by operating activities was $2,036,000 for the three months ended March 31, 1996 versus cash used in operating activities of $637,000 for the comparable 1995 period. The differential of $2,673,000 if primarily due to (1) a decrease of $619,000 in inventory during the 1996 period as compared to an increase of $4,298,000 in inventory during the 1995 period and (2) an increase in income taxes payable of $974,000 during the 1996 period as compared to an increase of $174,000 during the 1995 period offset by (1) accounts receivable increased by $857,000 for the 1996 period as compared to a decrease of $1,617,000 for the 1995 period and (2) an increase of $938,000 in prepaid expenses, other current assets and other assets during the 1996 period versus a decrease of $140,000 for the 1995 period.

On April 2 1996, the Company acquired certain assets of Farberware, Inc. ("Farberware"). Under the terms of a joint venture agreed to by the Company and Syratech Corporation, the Company acquired a 99 year, royalty-free, exclusive right to use the Farberwarer name in connection with the product lines covered by its existing license agreement with Farberware. The Company also acquired all of the Farberware outlet stores. Rights to license the Farberwarer name for use by third parties are to be held by a joint venture, owned equally by the Company and a wholly owned subsidiary of Syratech Corporation. The purchase price consisted of cash of $9.5 million plus the value of the outlet store inventory (estimated to be $3,660,000). The company financed the acquisition through borrowings under the line.

The Company's business does not require material uses of cash for capital expenditures.

Products are sold to retailers primarily on 30-day credit terms, and to distributors primarily on 60-day credit terms.

The   Company  believes  that  its  cash  and  cash  equivalents, internally  generated funds and its existing credit  arrangements will  be  sufficient to finance its operations for  the  next  12 months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates its purchase orders with its foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, the Company's cost for any purchase order is not subject to change after the time the order is placed. However, the weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United States dollar prices for products. The Company believes it would be able to compensate for any such price increase.

PART II - OTHER INFORMATION

Item 5. Other Information

            In April 1996, the Board of Directors adopted the Lifetime Hoan Corporation 1996 Incentive Stock Option Plan (the "ISO Plan") and the Lifetime Hoan Corporation 1996 Incentive Bonus Compensation Plan (the "Bonus Plan"). The ISO Plan and the Bonus Plan are being submitted for approval at the next Annual Meeting of Shareholders, to be held on June 11, 1996.


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits in the first quarter of 1996:


Exhibit No.    Description

                                Financial Data Schedule

10.1            Employment  agreement dated April  7,  1996  with
Milton L. Cohen.

10.2            Employment  agreement dated April  7,  1996  with
Jeffrey Siegel.

10.3            Employment  agreement dated April  7,  1996  with
Craig Phillips.

10.23           Lifetime  Hoan Corporation 1996  Incentive  Stock
Option Plan.

10.24           Lifetime  Hoan Corporation 1996  Incentive  Bonus
Compensation Plan.



     (b) Reports on Form 8-K :

     The following information was contained in an 8-K filed on January 8, 1996 - Effective December 15, 1995, the Company entered into agreements with each of Milton L. Cohen, Jeffrey Siegel and Craig Phillips, officers and directors of the Company, to extend the due dates of 9% promissory notes to December 31, 2000. The Company further agreed to enter into new employment agreements with Messrs. Cohen, Siegel and Phillips, upon the expiration of their existing agreement on April 6, 1996.
                    Lifetime Hoan Corporation

                     Financial Data Schedule

            Pursuant to Item 601(c) of Regulation S-K

 This schedule contains summary financial information extracted from the financial statements included in the form 10-Q for the three months ended March 31, 1996.


Item               Item Description             Amount
Number

5-02(1)    Cash and Cash Items              $    461,221
5-02(2)    Marketable Securities            $          0
5-         Notes and Accounts Receivable -  $  13,317,31
02(3)(a)(  Trade                                       9
1)
5-02(4)    Allowances for Doubtful          $     75,000
           Accounts
5-02(6)    Inventory                        $  42,718,00
                                                       0
5-02(9)    Total Current Assets             $  63,969,70
                                                       9
5-02(13)   Property, Plant and Equipment    $  10,982,80
                                                       1
5-02(14)   Accumulated Depreciation         $  3,058,668
5-02(18)   Total Assets                     $  77,172,88
                                                       0
5-02(21)   Total Current Liabilities        $  13,569,36
                                                       7
5-02(22)   Bonds, Mortgages and Similar     $          0
           Debt
5-02(28)   Preferred Stock - Mandatory      $          0
           Redemption
5-02(29)   Preferred Stock - No Mandatory   $          0
           Redemption
5-02(30)   Common Stock                     $    112,584
5-02(31)   Other Stockholders' Equity       $  63,490,92
                                                       9
5-02(32)   Total Liabilities and            $  77,172,88
           Stockholders' Equity                        0
5-         Net Sales of Tangible Products   $  19,273,39
03(b)1(a)                                              8
5-03(b)1   Total Revenues                   $  19,273,39
                                                       8
5-         Cost of Tangible Goods Sold      $  10,179,65
03(b)2(a)                                              0
5-03(b)2   Total Costs and Expenses
           Applicable
              to Sales and Revenues         $  10,179,65
                                                       0
5-03(b)3   Other Costs and Expenses         $          0
5-03(b)5   Provision for Doubtful Accounts  $    221,958
           and Notes
5-         Interest and Amortization of     $     30,842
03(b)(8)   Debt Discount
5-         Income Before Taxes and Other    $  2,743,903
03(b)(10)  Items
5-         Income Tax Expense               $  1,070,000
03(b)(11)
5-         Income/Loss Continuing           $  1,673,903
03(b)(14)  Operations
5-         Discontinued Operations          $          0
03(b)(15)
5-         Extraordinary Items              $          0
03(b)(17)
5-         Cumulative effect - Changes in
03(b)(18)  Accounting
              Principles                    $          0
5-         Net Income or Loss               $  1,673,903
03(b)(19)
5-         Earnings Per Share - Primary     $        .15
03(b)(20)
5-         Earnings Per Share - Fully       $        .15
03(b)(20)  Diluted







                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                    /s/ Milton L. Cohen           May 14, 1996
                    __________________________________
                    Milton L. Cohen
                    Chairman of the Board of Directors
                    and President
                    (Principal Executive Officer)


                    /s/ Fred Spivak               May 14, 1996
                    __________________________________
                    Fred Spivak
                    Vice President - Finance and Treasurer
                    (Principal Financial and Accounting Officer)




Exhibit Index

10.1            Employment  agreement dated April  7,  1996  with
Milton L. Cohen.

10.2            Employment  agreement dated April  7,  1996  with
Jeffrey Siegel.

10.3            Employment  agreement dated April  7,  1996  with
Craig Phillips.

10.23           Lifetime  Hoan Corporation 1996  Incentive  Stock
Option Plan.

10.24           Lifetime  Hoan Corporation 1996  Incentive  Bonus
Compensation Plan.



                          Exhibit 10.1


                      EMPLOYMENT AGREEMENT



AGREEMENT made as of April 7, 1996, between LIFETIME HOAN

CORPORATION, a Delaware corporation (the "Corporation") with principal offices located at One Merrick Avenue, Westbury, New

York 11590 and MILTON L. COHEN (the "Executive") residing at 133

Everit Avenue, Hewlett Bay Park, New York 11557

     A.The Executive is now Chairman of the Board and President of the

Corporation.

     B.The Corporation desires to arrange for the continued employment of the Executive and the Executive is willing to be employed by the Corporation on the terms and conditions set forth herein.

          1.Employment.  The Corporation agrees to employ the Executive as

President and as its Chief Executive Officer and the Executive

hereby accepts the employment.

          2.Term.  The term of employment of the Executive hereunder shall commence April 7, 1996 and shall continue until April 6, 1999,

and thereafter shall continue for additional consecutive periods of one year, unless sooner terminated in the manner provided for herein and unless, with respect to the additional consecutive periods, either the Corporation or the Executive notifies the other, not later than December 31 of the prior year, that the term is to end on April 6 of the following year.

          3.Duties and Services.  During the term of his employment

hereunder, the Executive agrees to serve the Corporation

faithfully, diligently and to the best of his ability, under the direction of the Board of Directors of the Corporation, devoting his full business time, energy and skill to the employment, and to perform from time to time executive services as the Board of

Directors shall request, provided that the services of the

Executive hereunder shall be consistent with his position and status as President and Chief Executive Officer of the

Corporation and the services heretofore rendered by the Executive to the Corporation, and provided further that, subject to

Paragraph 9 hereof, the Executive may devote time to his personal endeavors so long as the same do not interfere with the

performance of his duties hereunder.  The Corporation agrees that, unless the Executive otherwise consents, the headquarters for the performance of the Executive's services shall be the principal offices of the Corporation located in the greater New

York metropolitan area, subject to reasonable travel as the

performance of the Executive's duties may require.

          4.Compensation.  As full compensation for the services to be rendered hereunder by the Executive, the Corporation agrees to pay to the Executive, and the Executive agrees to accept:

               a)A base salary for his services at the rate of Seven Hundred

Thousand ($700,000) per annum, payable in accordance with the

Corporation's payroll practices for executives; and

               b) Bonus compensation as provided in the Corporation's 1996

Incentive Bonus Compensation Plan (in the event the Plan is

approved by the stockholders of the Corporation at their next meeting).  In the event the Plan is not so approved, the

Executive shall have the right to terminate this Agreement on 30 days notice to the Corporation, given within 120 days following the conclusion of the next meeting of the stockholders of the

Corporation.

          5.Other Benefits.

               a)Nothing contained herein shall be deemed to limit or affect the right of the Executive to receive, in the sole discretion of the

Board of Directors of the Corporation or any committee thereof,

other forms of additional compensation or to participate in any retirement, disability, profit sharing, stock option, cash or stock bonus or other plan or arrangements, or in any other

benefits now or hereafter provided by the Corporation for its employees generally.  Without limiting the foregoing, the

Corporation shall provide the Executive with the benefits set forth below.

               b)The Corporation shall provide the Executive with the type(s) of automobile(s), and reimbursement of expenses incurred in

connection therewith, comparable to those heretofore provided to the Executive as an officer of the Corporation during its fiscal year ended December 31, 1995.

               c)It is contemplated that, in connection with his employment hereunder, the Executive may be required to incur reasonable business, entertainment and travel expenses.  The Corporation agrees to reimburse the Executive in full for all reasonable and necessary business, entertainment and other related expenses,

including travel expenses, incurred or expended by him incident to the performance of the Executive's duties hereunder, upon submission by the Executive to the Corporation of vouchers or expense statements satisfactorily evidencing the expenses as may reasonably be requested by the Corporation.

               d)During the term of the Executive's employment hereunder he shall be entitled to annual paid vacations (taken consecutively or in segments) the length and time of which shall be in

accordance with current practices, provided that the aggregate length of the Executive's annual vacation(s) shall in no event be less than four weeks.

          6.Insurance.

               a)The Executive agrees that the Corporation may at any time or times and for the Corporation's own benefit apply for and take out life, health, accident and other insurance cover the

Executive either independently or together with others, in an amount the Corporation deems to be in its best interests and the

Corporation may maintain any existing insurance policies on the life of the Executive owned by the Corporation.  The Corporation shall own all rights in the insurance and in the cash value and proceeds thereof and the Executive shall not have any right,

title or interest therein.

               b)Notwithstanding the foregoing, the Corporation agrees to procure and maintain throughout the term of the Executive's

employment hereunder, at the Corporation's sole expense,

disability insurance for the Executive, if obtainable, in an amount sufficient to pay the Executive $10,000 per month during the term of this Agreement in the event the Executive becomes disabled and his employment is terminated pursuant to Paragraph 7 hereof.

               c)The Executive agrees to assist the Corporation at the

Corporation's sole expense in obtaining the insurance referred to in Subparagraphs (a) and (b) above, among other things, by

submitting to the customary examinations and correctly preparing,

signing and delivering applications and other documents as

reasonably may be required.

          7.Death or Disability.

               a)If during the term of this Agreement, the Executive shall become physically or mentally disabled so that he is prevented from performing his usual duties for an aggregate period of more than twelve (12) months in any eighteen (18) month period, the

Corporation may terminate the Executive's employment hereunder.

Notwithstanding the foregoing, the Corporation shall continue to pay the Executive compensation during the term of this Agreement as follows:

                    (1)during the period prior to termination referred to in

Subparagraph (a) above and for a period of twelve (12) months thereafter, the Executive shall be entitled to receive the full amount of compensation and all applicable benefits provided in

Paragraphs 4 and 5 hereof or Subparagraphs 8(b) and (d) hereof,

as the case may be;

                    (2) from and after the twelve (12) month period describe d in (i)

above and for the remainder of the term of this Agreement, the

Executive shall be entitled to receive one-half (1/2) the full compensation received by the Executive immediately preceding the onset of his disability, plus the amount of disability insurance set forth in Subparagraph 6(b) hereof, plus any accrued and/or vested employee benefits referred to in Paragraph 5.

               b)In the event of the death of the Executive during the term of this Agreement, the Executive's personal representative shall be entitled to receive the compensation specified in Paragraph 4 or

Subparagraph 8(c) hereof, as the case may be, for a period of three years following the Executive's death, even though that period may extend beyond the term of this Agreement.  The

Corporation thereafter shall be discharged and released of and from any further obligations under this Agreement, except for its obligation to pay any accrued and/or vested employee benefits referred to in Paragraph 5 hereof.

          8.Severance Allowance.

               a)For the purposes of this Paragraph 8, the following terms shall have the following respective meanings:

                    (1)Cause - The commission by the Executive of any act of gross negligence in the performance of his duties or obligations to the

Corporation, or the commission by the Executive of any act of disloyalty, dishonesty or breach of trust against the

Corporation.

                    (2) Event of Involuntary Termination - Each of the follo wing, if not agreed to in writing by the Executive, shall be deemed an

Event of Involuntary Termination:

                         (a)The termination of the Executive's employment by the

Corporation other than (1) for Cause or (2) pursuant to

Paragraphs 2 or 7 hereof; or

                         (b)The appointment of a person other than the Execut
ive to serve

as President or Chief Executive Officer of the Corporation, or

the diminution of the Executive's duties, responsibilities or powers to duties, responsibilities or powers less than those previously exercised or held by the Executive;

                         (c)a reduction in the aggregate amount of compensati
on and other

benefits received by the Executive pursuant to Paragraphs 4 and 5 hereof (other than a reduction of benefits made for employees generally); or

                         (d)a transfer of the Executive's principal place of
employment to

a location other than the New York metropolitan area.

                    (3)  Initiating Event - The consolidation or merger of the

Corporation with or into another corporation or other

reorganization of the Corporation (other than with or into a subsidiary or affiliate of the Corporation) any of which results in a change in control of the Corporation; the sale of all or substantially all the assets of the Corporation (other than to a subsidiary or affiliate or the Corporation); or the acquisition,

directly or indirectly, by any Person, or by any two or more

Persons acting together, of beneficial ownership of more than fifty percent (50%) of the outstanding voting securities of the

Corporation, including, without limitation, any acquisition by means of a tender or exchange offer or proxy solicitation or pursuant to a judgment, decree or final order of a judicial or administrative body of competent jurisdiction.

                    (4)Person - An individual, partnership, joint venture,

corporation, trust, unincorporated association, other business entity or government or department, agency or instrumentality thereof (whether domestic or foreign).

               b)Upon the occurrence of an Event of Involuntary Termination following an Initiating Event, the Executive shall be entitled to receive, and the Corporation agrees to pay, an amount (the

"Severance Allowance") equal to the salary the Executive would have received pursuant to Subparagraphs 4(a) and (c) hereof

during the period commencing with the Event of Involuntary

Termination and terminating three years thereafter (the

"Severance Period").  The Severance Allowance shall be paid in the manner in which the Executive's salary was paid by the

Corporation immediately prior to the occurrence of the first

Initiating Event.

               c)In the event the Executive dies before receiving the full amount of the Severance Allowance, his personal representative shall be entitled to receive the Severance Allowance specified in

Subparagraph (b) for the balance of the Severance Period.

               d)In addition to Severance Allowance, the Corporation or its successors shall pay to the Executive an amount equal to that which the Executive would have received under the Corporation's pension plan had he continued to be an active, full-time employee of the Corporation during the Severance Period and had he

received during that period a salary equal to, and paid in the manner of, the Severance Allowance.  The payments shall be made at such times as the Executive would have received payments under the pension plan had he continued to be an active, full-time employee of the Corporation during the Severance Period.

          9.Restrictive Covenants; Injunctive Relief.  The Executive

acknowledges and agrees that (i) the principal business of the

Corporation is the importing and distribution of cutlery and tableware; (ii) he is one of the limited number of persons who has developed, and will continue to develop, that business; (iii)

the business of the Corporation is conducted throughout the

United States; (iv) his work for the Corporation has included the identification and solicitation of present and prospective

suppliers and customers and the maintenance of supplier and

customer relationships and goodwill; (v) the suppliers and

customers of the Corporation are engaged in supplying and

purchasing various types of houseware products including cutlery and tableware products; (vi) his work for the Corporation has provided him, and will continue to provide him, with confidential and proprietary information including customer and supplier lists and marketing strategies; and (vii) the business of the

Corporation and the potential for its continued success are

substantially dependent on the unique personal skills of the

Executive and his diligent efforts in implementing those skills on behalf of the Corporation and in this regard the services to be provided by him are special, unique and extraordinary.

Accordingly, in order to induce the Corporation to enter into this Agreement, the Executive covenants and agrees that:

               a)During the term of this Agreement and for a period of five years following the earlier of (i) the termination of the

Executive's employment with the Corporation for any reason other than a termination by the Corporation without Cause or (ii) the expiration of this Agreement (the "Restricted Period"), the

Executive shall not:

                    (1)(A)engage in the business of importing or distributing any cutlery or tableware products whatsoever or any other houseware products related to or competitive with the products distributed by the Corporation or in any other business engaged in by the

Corporation at the time of the expiration or termination or in any other products or business discontinued by the Corporation with the consent of the Executive within one year prior to the expiration or termination (together, the "Prohibited Activity")

in the United States for his own account; (B) directly or

indirectly, enter the employ of, or render any services to, any

Person engaged in any Prohibited Activity in the United States;

(C) have an interest in any Person engaged in any Prohibited

Activity in the United States, directly or indirectly, as an individual, partner, shareholder, officer, director, principal,

agent, employee, trustee, consultant or in any other relationship or capacity; provided, however, that the Executive may own

directly, or indirectly, solely as an investment, securities of any Person which are traded on any national securities exchange or in the over-the-counter market if the Executive (c) is not a controlling person of, or a member of a group that controls, the person or (y) does not directly or indirectly, own 5% or more of any class of securities of the person;

                    (2)directly or indirectly hire, engage or retain any Pers on who at any time within two (2) years prior to the expiration or

termination was a supplier, client or customer of the Corporation as, or directly or indirectly solicit, entice or induce any

Person to become, a supplier, client or customer of any other

Person engaged in any Prohibited Activity; or

                    (3) directly or indirectly hire, employ or retain any pe rson who at any time within two (2) years prior to the expiration or

termination was an employee of the Corporation or directly or indirectly solicit, entice, induce or encourage any such person to become employed by any other Person.

               b)During the Restricted Period, and for a period of two (2) years thereafter, the Executive shall keep secret and retain in

strictest confidence, and shall not use for the benefit of

himself or others except in connection with the business and affairs of the Corporation, all confidential or proprietary

information of the Corporation and its subsidiaries, including,

without limitation, trade "know-how", secrets, consultant

contracts, supplier lists, customer lists, pricing policies, cost information, operational methods, marketing plans or strategies,

product development techniques or plans, business acquisition plans, new personnel plans, methods of manufacture, technical processes, designs and design projects and other business affairs of the Corporation and its subsidiaries learned by the Executive heretofore or during the term of this Agreement, and shall not disclose them to anyone outside the Corporation and its

subsidiaries, either during or after employment by the

Corporation, except as required in the course of performing

duties hereunder or with the Corporation's express written

consent; provided, however, that the Executive shall note be bound by the restrictive obligations of this paragraph 9(b) with respect to any matter that is or becomes publicly known through no act of the Executive or that is permitted by Paragraph 9(a).

All memoranda, reports, notes, customer or supplier lists,

correspondence, records and other documents (and all copies

thereof) made or compiled by the Executive, or made available to the Executive, concerning the business of the Corporation or any of its subsidiaries shall be the Corporation's property and shall be delivered to the Corporation promptly upon the expiration or termination of the Executive's employment with the Corporation.

               c)The Executive hereby acknowledges that the Restrictive

Covenants contained in Paragraphs 9(a) and (b) are reasonable and valid in all respects and that the Corporation is entering into this Agreement in reliance, inter alia, on the acknowledgment.

If the Executive breaches, or threatens to commit a breach of,

any of the Restrictive Covenants, the Corporation shall have the following rights and remedies, each of which rights and remedies shall be independent of the other and several enforceable, and all of which rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to the

Corporation under law or in equity: (i) the right and remedy to have the Restrictive Covenants specifically enforced by any court having equity jurisdiction, it being acknowledged and agreed that any breach or threatened breach will cause irreparable injury to the Corporation and that money damages will not provide an

adequate remedy to the Corporation; (ii) if any court determines that any of the Restrictive Covenants, or any part thereof, is invalid or unenforceable, the remainder of the Restrictive

Covenants shall not thereby be affected and shall be given full effect, without regard to the invalid portions; and (iii) if any court construes any of the Restrictive Covenants, or any part thereof, to be unenforceable because of the duration of the

provision or the area covered thereby, the court shall have the power to reduce the duration or area of the provision and, in its reduced form, the provision shall then be enforceable and shall be enforced.

          10.Deductions and Withholding.  The Executive agrees that the

Corporation shall withhold from any and all payments required to be made to the Executive pursuant to this Agreement all federal,

state, local and/or other taxes which the Corporation determines are required to be withheld in accordance with applicable

statutes and/or regulations from time to time in effect.

          11.Assignability and Binding Effect.  This Agreement shall inure to the benefit of and shall be binding upon the heirs, executors,

administrators, successors and legal representatives of the

Executive, and shall inure to the benefit of and be binding upon the Corporation and its successors, but the obligations of the

Executive hereunder may not be assigned to another Person, nor may they be so delegated, and any such assignment shall be null and void and without force or effect.

          12.Complete Understanding.  This Agreement constitutes the complete understanding between the parties with respect to the employment of the Executive hereunder, and no statement,

representation, warranty or covenant has been made by either party with respect thereto except as expressly set forth herein.

This Agreement shall not be altered, modified, amended or

terminated except by written instrument signed by each of the parties hereto.

          13.Severability.  If any provision of this Agreement or any part hereof is invalid, unlawful or incapable of being enforced, by reason of any rule of law or public policy, all other conditions and provisions of this Agreement that can be given effect without the invalid, unlawful or unenforceable provision, nevertheless,

shall remain in full force and effect.

          14.Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of New York governing agreements to be wholly performed within that state.

IN WITNESS WHEREOF, the parties hereto have executed this

Agreement to become effective as provided in Paragraph 2 hereof.


LIFETIME HOAN CORPORATION



By:_______________________________________________ MILTON L.
COHEN


                          Exhibit 10.2


                    EMPLOYMENT AGREEMENT



AGREEMENT made as of April 7, 1996, between LIFETIME HOAN

CORPORATION, a Delaware corporation (the "Corporation") with principal offices located at One Merrick Avenue, Westbury, New

York 11590 and JEFFREY SIEGEL (the "Executive") residing at 40

Merrivale Road, Great Neck, NY  11020.

     A.The Executive is now Executive Vice President of the

Corporation.

     B.The Corporation desires to arrange for the continued employment of the Executive and the Executive is willing to be employed by the Corporation on the terms and conditions set forth herein.

          1.Employment.  The Corporation agrees to employ the Executive as

Executive Vice President Officer and the Executive hereby accepts the employment.

          2.Term.  The term of employment of the Executive hereunder shall commence April 7, 1996 and shall continue until April 6, 1999,

and thereafter shall continue for additional consecutive periods of one year, unless sooner terminated in the manner provided for herein and unless, with respect to the additional consecutive periods, either the Corporation or the Executive notifies the other, not later than December 31 of the prior year, that the term is to end on April 6 of the following year.

          3.Duties and Services.  During the term of his employment

hereunder, the Executive agrees to serve the Corporation

faithfully, diligently and to the best of his ability, under the direction of the Chief Executive Officer and the Board of

Directors of the Corporation, devoting his full business time,

energy and skill to the employment, and to perform from time to time executive services as the Board of Directors shall request,

provided that the services of the Executive hereunder shall be consistent with his position and status as President and Chief

Executive Officer of the Corporation and the services heretofore rendered by the Executive to the Corporation, and provided

further that, subject to Paragraph 9 hereof, the Executive may devote time to his personal endeavors so long as the same do not interfere with the performance of his duties hereunder.  The

Corporation agrees that, unless the Executive otherwise consents,

the headquarters for the performance of the Executive's services shall be the principal offices of the Corporation located in the greater New York metropolitan area, subject to reasonable travel as the performance of the Executive's duties may require.

          4.Compensation.  As full compensation for the services to be rendered hereunder by the Executive, the Corporation agrees to pay to the Executive, and the Executive agrees to accept:

               a)A base salary for his services at the rate of Four Hundred

Thousand ($400,000) per annum, payable in accordance with the

Corporation's payroll practices for executives; and

               b) Bonus compensation as provided in the Corporation's 1996

Incentive Bonus Compensation Plan (in the event the Plan is

approved by the stockholders of the Corporation at their next meeting).  In the event the Plan is not so approved, the

Executive shall have the right to terminate this Agreement on 30 days notice to the Corporation, given within 120 days following the conclusion of the next meeting of the stockholders of the

Corporation.

          5.Other Benefits.

               a)Nothing contained herein shall be deemed to limit or affect the right of the Executive to receive, in the sole discretion of the

Board of Directors of the Corporation or any committee thereof,

other forms of additional compensation or to participate in any retirement, disability, profit sharing, stock option, cash or stock bonus or other plan or arrangements, or in any other

benefits now or hereafter provided by the Corporation for its employees generally.  Without limiting the foregoing, the

Corporation shall provide the Executive with the benefits set forth below.

               b)The Corporation shall provide the Executive with the type(s) of automobile(s), and reimbursement of expenses incurred in

connection therewith, comparable to those heretofore provided to the Executive as an officer of the Corporation during its fiscal year ended December 31, 1995.

               c)It is contemplated that, in connection with his employment hereunder, the Executive may be required to incur reasonable business, entertainment and travel expenses.  The Corporation agrees to reimburse the Executive in full for all reasonable and necessary business, entertainment and other related expenses,

including travel expenses, incurred or expended by him incident to the performance of the Executive's duties hereunder, upon submission by the Executive to the Corporation of vouchers or expense statements satisfactorily evidencing the expenses as may reasonably be requested by the Corporation.

               d)During the term of the Executive's employment hereunder he shall be entitled to annual paid vacations (taken consecutively or in segments) the length and time of which shall be in

accordance with current practices, provided that the aggregate length of the Executive's annual vacation(s) shall in no event be less than four weeks.

          6.Insurance.

               a)The Executive agrees that the Corporation may at any time or times and for the Corporation's own benefit apply for and take out life, health, accident and other insurance cover the

Executive either independently or together with others, in an amount the Corporation deems to be in its best interests and the

Corporation may maintain any existing insurance policies on the life of the Executive owned by the Corporation.  The Corporation shall own all rights in the insurance and in the cash value and proceeds thereof and the Executive shall not have any right,

title or interest therein.

               b)Notwithstanding the foregoing, the Corporation agrees to procure and maintain throughout the term of the Executive's

employment hereunder, at the Corporation's sole expense,

disability insurance for the Executive, if obtainable, in an amount sufficient to pay the Executive $10,000 per month during the term of this Agreement in the event the Executive becomes disabled and his employment is terminated pursuant to Paragraph 7 hereof.

               c)The Executive agrees to assist the Corporation at the

Corporation's sole expense in obtaining the insurance referred to in Subparagraphs (a) and (b) above, among other things, by

submitting to the customary examinations and correctly preparing,

signing and delivering applications and other documents as

reasonably may be required.

          7.Death or Disability.

               a)If during the term of this Agreement, the Executive shall become physically or mentally disabled so that he is prevented from performing his usual duties for an aggregate period of more than twelve (12) months in any eighteen (18) month period, the

Corporation may terminate the Executive's employment hereunder.

Notwithstanding the foregoing, the Corporation shall continue to pay the Executive compensation during the term of this Agreement as follows:

                    (1)during the period prior to termination referred to in

Subparagraph (a) above and for a period of twelve (12) months thereafter, the Executive shall be entitled to receive the full amount of compensation and all applicable benefits provided in

Paragraphs 4 and 5 hereof or Subparagraphs 8(b) and (d) hereof,

as the case may be;

                    (2) from and after the twelve (12) month period describe d in (i)

above and for the remainder of the term of this Agreement, the

Executive shall be entitled to receive one-half (1/2) the full compensation received by the Executive immediately preceding the onset of his disability, plus the amount of disability insurance set forth in Subparagraph 6(b) hereof, plus any accrued and/or vested employee benefits referred to in Paragraph 5.

               b)In the event of the death of the Executive during the term of this Agreement, the Executive's personal representative shall be entitled to receive the compensation specified in Paragraph 4 or

Subparagraph 8(c) hereof, as the case may be, for a period of three years following the Executive's death, even though that period may extend beyond the term of this Agreement.  The

Corporation thereafter shall be discharged and released of and from any further obligations under this Agreement, except for its obligation to pay any accrued and/or vested employee benefits referred to in Paragraph 5 hereof.

          8.Severance Allowance.

               a)For the purposes of this Paragraph 8, the following terms shall have the following respective meanings:

                    (1)Cause - The commission by the Executive of any act of gross negligence in the performance of his duties or obligations to the

Corporation, or the commission by the Executive of any act of disloyalty, dishonesty or breach of trust against the

Corporation.

                    (2) Event of Involuntary Termination - Each of the follo wing, if not agreed to in writing by the Executive, shall be deemed an

Event of Involuntary Termination:

                         (a)The termination of the Executive's employment by the

Corporation other than (1) for Cause or (2) pursuant to

Paragraphs 2 or 7 hereof; or

                         (b)The appointment of a person other than the Execut
ive to serve

as President or Chief Executive Officer of the Corporation, or

the diminution of the Executive's duties, responsibilities or powers to duties, responsibilities or powers less than those previously exercised or held by the Executive;

                         (c)a reduction in the aggregate amount of compensati
on and other

benefits received by the Executive pursuant to Paragraphs 4 and 5 hereof (other than a reduction of benefits made for employees generally); or

                         (d)a transfer of the Executive's principal place of
employment to

a location other than the New York metropolitan area.

                    (3)  Initiating Event - The consolidation or merger of the

Corporation with or into another corporation or other

reorganization of the Corporation (other than with or into a subsidiary or affiliate of the Corporation) any of which results in a change in control of the Corporation; the sale of all or substantially all the assets of the Corporation (other than to a subsidiary or affiliate or the Corporation); or the acquisition,

directly or indirectly, by any Person, or by any two or more

Persons acting together, of beneficial ownership of more than fifty percent (50%) of the outstanding voting securities of the

Corporation, including, without limitation, any acquisition by means of a tender or exchange offer or proxy solicitation or pursuant to a judgment, decree or final order of a judicial or administrative body of competent jurisdiction.

                    (4)Person - An individual, partnership, joint venture,

corporation, trust, unincorporated association, other business entity or government or department, agency or instrumentality thereof (whether domestic or foreign).

               b)Upon the occurrence of an Event of Involuntary Termination following an Initiating Event, the Executive shall be entitled to receive, and the Corporation agrees to pay, an amount (the

"Severance Allowance") equal to the salary the Executive would have received pursuant to Subparagraphs 4(a) and (c) hereof

during the period commencing with the Event of Involuntary

Termination and terminating three years thereafter (the

"Severance Period").  The Severance Allowance shall be paid in the manner in which the Executive's salary was paid by the

Corporation immediately prior to the occurrence of the first

Initiating Event.

               c)In the event the Executive dies before receiving the full amount of the Severance Allowance, his personal representative shall be entitled to receive the Severance Allowance specified in

Subparagraph (b) for the balance of the Severance Period.

               d)In addition to Severance Allowance, the Corporation or its successors shall pay to the Executive an amount equal to that which the Executive would have received under the Corporation's pension plan had he continued to be an active, full-time employee of the Corporation during the Severance Period and had he

received during that period a salary equal to, and paid in the manner of, the Severance Allowance.  The payments shall be made at such times as the Executive would have received payments under the pension plan had he continued to be an active, full-time employee of the Corporation during the Severance Period.

          9.Restrictive Covenants; Injunctive Relief.  The Executive

acknowledges and agrees that (i) the principal business of the

Corporation is the importing and distribution of cutlery and tableware; (ii) he is one of the limited number of persons who has developed, and will continue to develop, that business; (iii)

the business of the Corporation is conducted throughout the

United States; (iv) his work for the Corporation has included the identification and solicitation of present and prospective

suppliers and customers and the maintenance of supplier and

customer relationships and goodwill; (v) the suppliers and

customers of the Corporation are engaged in supplying and

purchasing various types of houseware products including cutlery and tableware products; (vi) his work for the Corporation has provided him, and will continue to provide him, with confidential and proprietary information including customer and supplier lists and marketing strategies; and (vii) the business of the

Corporation and the potential for its continued success are

substantially dependent on the unique personal skills of the

Executive and his diligent efforts in implementing those skills on behalf of the Corporation and in this regard the services to be provided by him are special, unique and extraordinary.

Accordingly, in order to induce the Corporation to enter into this Agreement, the Executive covenants and agrees that:

               a)During the term of this Agreement and for a period of five years following the earlier of (i) the termination of the

Executive's employment with the Corporation for any reason other than a termination by the Corporation without Cause or (ii) the expiration of this Agreement (the "Restricted Period"), the

Executive shall not:

                    (1)(A)engage in the business of importing or distributing any cutlery or tableware products whatsoever or any other houseware products related to or competitive with the products distributed by the Corporation or in any other business engaged in by the

Corporation at the time of the expiration or termination or in any other products or business discontinued by the Corporation with the consent of the Executive within one year prior to the expiration or termination (together, the "Prohibited Activity")

in the United States for his own account; (B) directly or

indirectly, enter the employ of, or render any services to, any

Person engaged in any Prohibited Activity in the United States;

(C) have an interest in any Person engaged in any Prohibited

Activity in the United States, directly or indirectly, as an individual, partner, shareholder, officer, director, principal,

agent, employee, trustee, consultant or in any other relationship or capacity; provided, however, that the Executive may own

directly, or indirectly, solely as an investment, securities of any Person which are traded on any national securities exchange or in the over-the-counter market if the Executive (c) is not a controlling person of, or a member of a group that controls, the person or (y) does not directly or indirectly, own 5% or more of any class of securities of the person;

                    (2)directly or indirectly hire, engage or retain any Pers on who at any time within two (2) years prior to the expiration or

termination was a supplier, client or customer of the Corporation as, or directly or indirectly solicit, entice or induce any

Person to become, a supplier, client or customer of any other

Person engaged in any Prohibited Activity; or

                    (3) directly or indirectly hire, employ or retain any pe rson who at any time within two (2) years prior to the expiration or

termination was an employee of the Corporation or directly or indirectly solicit, entice, induce or encourage any such person to become employed by any other Person.

               b)During the Restricted Period, and for a period of two (2) years thereafter, the Executive shall keep secret and retain in

strictest confidence, and shall not use for the benefit of

himself or others except in connection with the business and affairs of the Corporation, all confidential or proprietary

information of the Corporation and its subsidiaries, including,

without limitation, trade "know-how", secrets, consultant

contracts, supplier lists, customer lists, pricing policies, cost information, operational methods, marketing plans or strategies,

product development techniques or plans, business acquisition plans, new personnel plans, methods of manufacture, technical processes, designs and design projects and other business affairs of the Corporation and its subsidiaries learned by the Executive heretofore or during the term of this Agreement, and shall not disclose them to anyone outside the Corporation and its

subsidiaries, either during or after employment by the

Corporation, except as required in the course of performing

duties hereunder or with the Corporation's express written

consent; provided, however, that the Executive shall note be bound by the restrictive obligations of this paragraph 9(b) with respect to any matter that is or becomes publicly known through no act of the Executive or that is permitted by Paragraph 9(a).

All memoranda, reports, notes, customer or supplier lists,

correspondence, records and other documents (and all copies

thereof) made or compiled by the Executive, or made available to the Executive, concerning the business of the Corporation or any of its subsidiaries shall be the Corporation's property and shall be delivered to the Corporation promptly upon the expiration or termination of the Executive's employment with the Corporation.

               c)The Executive hereby acknowledges that the Restrictive

Covenants contained in Paragraphs 9(a) and (b) are reasonable and valid in all respects and that the Corporation is entering into this Agreement in reliance, inter alia, on the acknowledgment.

If the Executive breaches, or threatens to commit a breach of,

any of the Restrictive Covenants, the Corporation shall have the following rights and remedies, each of which rights and remedies shall be independent of the other and several enforceable, and all of which rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to the

Corporation under law or in equity: (i) the right and remedy to have the Restrictive Covenants specifically enforced by any court having equity jurisdiction, it being acknowledged and agreed that any breach or threatened breach will cause irreparable injury to the Corporation and that money damages will not provide an

adequate remedy to the Corporation; (ii) if any court determines that any of the Restrictive Covenants, or any part thereof, is invalid or unenforceable, the remainder of the Restrictive

Covenants shall not thereby be affected and shall be given full effect, without regard to the invalid portions; and (iii) if any court construes any of the Restrictive Covenants, or any part thereof, to be unenforceable because of the duration of the

provision or the area covered thereby, the court shall have the power to reduce the duration or area of the provision and, in its reduced form, the provision shall then be enforceable and shall be enforced.

          10.Deductions and Withholding.  The Executive agrees that the

Corporation shall withhold from any and all payments required to be made to the Executive pursuant to this Agreement all federal,

state, local and/or other taxes which the Corporation determines are required to be withheld in accordance with applicable

statutes and/or regulations from time to time in effect.

          11.Assignability and Binding Effect.  This Agreement shall inure to the benefit of and shall be binding upon the heirs, executors,

administrators, successors and legal representatives of the

Executive, and shall inure to the benefit of and be binding upon the Corporation and its successors, but the obligations of the

Executive hereunder may not be assigned to another Person, nor may they be so delegated, and any such assignment shall be null and void and without force or effect.

          12.Complete Understanding.  This Agreement constitutes the complete understanding between the parties with respect to the employment of the Executive hereunder, and no statement,

representation, warranty or covenant has been made by either party with respect thereto except as expressly set forth herein.

This Agreement shall not be altered, modified, amended or

terminated except by written instrument signed by each of the parties hereto.

          13.Severability.  If any provision of this Agreement or any part hereof is invalid, unlawful or incapable of being enforced, by reason of any rule of law or public policy, all other conditions and provisions of this Agreement that can be given effect without the invalid, unlawful or unenforceable provision, nevertheless,

shall remain in full force and effect.

          14.Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of New York governing agreements to be wholly performed within that state.

IN WITNESS WHEREOF, the parties hereto have executed this

Agreement to become effective as provided in Paragraph 2 hereof.


LIFETIME HOAN CORPORATION


By:_______________________________________________ JEFFREY SIEGEL
                          Exhibit 10.3

                    EMPLOYMENT AGREEMENT


AGREEMENT made the 7th day of April, 1996, between LIFETIME HOAN

CORPORATION, a Delaware corporation (the "Corporation"), with principal offices located at One Merrick Avenue, Westbury, New

York 11590 and CRAIG PHILLIPS ("Executive"), residing at 50

Theresa Place, Staten Island, New York 10301

The Corporation desires to employ Executive and Executive is willing to be employed by the Corporation on the terms and

conditions set forth herein.

          1.Employment.  The Corporation agrees to employ Executive as Vice

President, Manufacturing and Executive hereby accepts such

employment.

          2.Term.  The term of employment of Executive hereunder shall commence on the date hereof and shall continue until April 6,

1997.

          3.Duties and Services.  During the term of his employment

hereunder, Executive agrees to serve the Corporation faithfully,

diligently and to the best of his ability, under the direction of the Board of Directors of the Corporation, devoting his full business time, energy and skill to such employment, and to

perform from time to time such executive services as the Board of

Directors shall request, provided that the services of Executive hereunder shall be consistent with his position and status as

Vice President, Manufacturing of the Corporation and the services heretofore rendered by Executive to the Corporation, and,

provided, further, that Executive may devote time to his personal endeavors so long as the same do not interfere with the

performance of his duties hereunder.  The Corporation agrees that unless Executive otherwise consents, the headquarters for the performance of Executive's services shall be the principal

offices of the Corporation located in the greater New York

metropolitan area, subject to such reasonable travel as the

performance of Executive's duties may require.

          4.Compensation.  As full compensation for the services to be rendered hereunder by Executive, the Corporation agrees to pay to

Executive and Executive agrees to accept:

               a)A base salary for his services at the rate of One Hundred Fifty

Thousand ($150,000.00) Dollars per annum, payable in accordance with the Corporation's payroll practices for executives; and

               b)Such additional compensation as may from time to time be authorized by the Board of Directors of the Corporation.

          5.Other Benefits.

               a)Nothing contained herein shall be deemed to limit or affect the right of Executive to receive other terms of additional

compensation or to participate in any retirement, disability,

profit sharing, stock option, cash or stock bonus or other plan or arrangements, or in any other benefits now or hereafter

provided by the Corporation for its employees generally in the sole discretion of the Board of Directors of the Corporation.

Without limiting the foregoing, the Corporation shall provide

Executive with the benefits set forth below.

               b)The Corporation shall provide Executive with the type(s) of automobile(s), and reimbursement of expenses incurred in

connection therewith, comparable to those heretofore provided to

Executive as an officer of the Corporation during its fiscal year ended December 31, 1995.

               c)It is contemplated that, in connection with his employment hereunder, Executive may be required to incur reasonable

business, entertainment and travel expenses.  The Corporation agrees to reimburse Executive in full for all reasonable and necessary business, entertainment and other related expenses,

including travel expenses, incurred or expended by him incident to the performance of Executive's duties hereunder and comparable in amount to those heretofore provided to Executive as an officer of Lifetime, upon submission by Executive as an officer Lifetime,

upon submission by Executive to the Corporation of such vouchers or expense statements satisfactorily evidencing such expenses as may be reasonably requested by the Corporation.

               d)It is understood and agreed by the parties hereto that during the term of Executive's employment hereunder he shall be entitled to annual paid vacations (taken consecutively or in segments) the length and time of which shall be arranged by mutual consultation and agreement between Executive and the Board of Directors of the

Corporation, provided that the aggregate length of any annual vacation shall in no event be less than four weeks.

          6.Insurance.

               a)Executive agrees that the Corporation may at any time or times and for the Corporation's own benefit apply for and take our life, health, accident and other insurance covering Executive either independently-or-together with others in any amount which the Corporation may deem to be in its best interests and the

Corporation may maintain any existing insurance policies on the life of Executive owned by the Corporation.  The Corporation shall own all rights in such insurance and in the cash value and proceeds thereof and Executive shall not have any right, title or interest therein.

               b)Notwithstanding the foregoing, the Corporation agrees to procure and maintain throughout the term of Executive's

employment hereunder, at the Corporation's sole expense,

disability insurance for Executive, if obtainable, in an amount which will be sufficient to pay Executive $9,000 per month during the term of this Agreement in the event Executive becomes

disabled and his employment is terminated pursuant in Paragraph 7 hereof.

               c)Executive agrees to assist the Corporation in the Corporation's sole expense in obtaining the insurance referred to in

Subparagraphs (a) and (b) above by, among other things,

submitting to the customary examinations and directly preparing,

signing and delivering such applications and other documents as reasonable may be required.

          7.Death or Disability.

               a)If during the term of this Agreement, Executive shall become physically or mentally disabled so that he is prevented from performing his usual duties for an aggregate period of more than twelve (12) months in any eighteen (18) month period, the

Corporation may terminate Executive's employment hereunder.

Notwithstanding the foregoing, the Corporation shall,

nevertheless, continue to pay Executive compensation during the term of this Agreement as follows:

                    (1)during the period prior to termination referred to in

Subparagraph (a) above and for a period of twelve (12) months thereafter, Executive shall be entitled to receive the full

amount of compensation and all applicable benefits provided in

Paragraphs 4 and 5 hereof;

(2)from and after the twelve (12) month period described in (i)

above and for the remainder of the term of this Agreement,

Executive shall be entitled to receive one-half (1/2) of the amount of full compensation received by Executive immediately preceding the onset of his disability, plus the amount of

disability insurance set forth in Subparagraphs 6(b) hereof, plus any accrued and/or vested employee benefits referred to in

Paragraph 5.

               b)In the event of the death of Executive during the term of this

Agreement, Executive's personal representative shall be entitled to receive the compensation specified in Paragraph 4 prorated through the end of the month in which death occurs.  The

Corporation thereafter shall be discharged and released of and from any further obligations under this Agreement, except for its obligation to pay any accrued and/or vested employee benefits referred to in Paragraph 5 hereof.

          8.Deductions and Withholding.  Executive agrees that the

Corporation shall withhold from any and all payments required to be made to Executive pursuant to this Agreement all federal,

state, local and/or other taxes which the Corporation determines are required to be withheld in accordance with applicable

statutes and/or regulations from time to time in effect.

          9.Assignability and Binding Effect.  This Agreement shall inure to the benefit of and shall be binding upon the heirs, executors,

administrators, successors and legal representatives of

Executives, and shall inure to the benefit of and be binding upon the Corporation and its successors, but the obligations of

Executive hereunder may not be assignable to another Person, nor may they be so delegated, and any such assignment shall be null and void and without force or effect.

          10.Complete Understanding.  This Agreement constitutes the complete understanding between the parties with respect to the employment of Executive hereunder, and no statement,

representation, warranty or covenant has been made by either party with respect thereto except as expressly set forth herein.

This Agreement shall not be altered, modified, amended or

terminated except by written instrument signed by each of the parties hereto.

          11.Severability.  If any provision of this Agreement or any part hereof is invalid, unlawful or incapable of being enforced, by reason of any rule of law or public policy, all other conditions and provisions of this Agreement which can be given effect

without such invalid, unlawful or unenforceable provision shall,

nevertheless, remain in full force and effect.

          12.Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

IN WITNESS WHEREOF, the parties hereto have executed this

Agreement to become effective as provided in Paragraph 2 hereof.

LIFETIME HOAN CORPORATION


By:______________________________________________________
CRAIG PHILLIPS

                          Exhibit 10.23

                    LIFETIME HOAN CORPORATION
                1996 Incentive Stock Option Plan


1.    PURPOSE

This 1996 Incentive Stock Option Plan (the "Plan") is intended as an incentive to the officers of Lifetime Hoan Corporation, a Delaware corporation (the "Corporation"), so that they may increase their proprietary interest in the success of the Corporation, and to encourage them to remain in the employ of the Corporation. It is further intended that options issued pursuant to the Plan shall constitute "incentive stock options" within the meaning of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code").


2. ADMINISTRATION

The Plan shall be administered by a committee (the "Committee") appointed by the Board of Directors of the Corporation (the "Board of Directors"). The Committee shall consist of not less than two members of the Board of Directors, each of whom shall be a "disinterested person" within the meaning of paragraph
(c)(2)(i) of Rule 16b-3 under the Securities Exchange Act of 1934 (as the same may be amended, the "Exchange Act"), as from time to time in effect and each of whom shall also be an "outside director" within the meaning of Reg. 1.162-27(e)(3) under the Code, as from time to time in effect. The Board of Directors may from time to time, either with or without cause, remove members from, or add members to, the Committee. Vacancies on the Committee, howsoever caused, shall be filled by the Board of Directors. The Committee shall select one of its members as Chairman, and shall hold meetings at such times and places as it may determine. A majority of the whole Committee shall constitute a quorum, and the act of a majority of the members of the Committee present at a meeting at which a quorum is present, or acts approved in writing by a majority of the members of the whole Committee, shall be the valid acts of the Committee. No member of the Committee shall be eligible to receive options under the Plan. The Committee shall have plenary authority in its discretion, subject to the express provisions of the Plan, to determine the officers who shall be granted options and the amount of stock to be optioned to each.

The interpretation and construction by the Committee of any provisions of the Plan or of any option granted under it shall be final and conclusive. No member of the Board of Directors or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any option granted under it.

The Plan shall be administered and interpreted in such a manner that all options granted under the Plan shall meet all the requirements of section 422 of the Code. Any provision of the Plan not consistent with section 422 of the Code shall not be given effect to, and the remainder of the Plan shall be construed as if such inconsistent provision were omitted.


3. ELIGIBILITY

The persons who shall be eligible to receive options under the Plan shall be such officers, whether or not they are directors of the Corporation, or any subsidiary corporation (as such term is defined in section 424 of the Code) of the Corporation (a "Subsidiary") existing from time to time, as the Committee shall select from time to time. An optionee may hold more than one option, but only on the terms and subject to the restrictions set forth in this Plan.


4.  STOCK SUBJECT TO OPTIONS

The stock subject to the options shall be shares of the Corporation's authorized but unissued or reacquired $.01 par value Common Stock (the "Common Stock"). Not more than 250,000 shares of the Common Stock may be issued pursuant to options granted under the Plan. The number of shares of Common Stock with respect to which option rights may be granted to any individual under any and all options issued under the Plan shall not exceed the limitation provided for in section 422(d) of the Code nor shall that number in any event exceed 175,000 shares of Common Stock under the Plan. The limitations established by each of the preceding sentences shall be subject to adjustment as provided in Section 5(H) of the Plan.

In the event that any outstanding option under the Plan for any reason expires or is terminated, the shares of Common Stock allocable to the unexercised portion of such option may again be subjected to an option under the Plan.

There shall be reserved at all times for sale under the Plan a number of shares of Common Stock (either authorized but unissued, or issued and reacquired and held in the Corporation's treasury, or both) equal to the maximum number of shares that may be purchased pursuant to unexercised options granted or that may thereafter be granted under the Plan.


5.  TERMS AND CONDITIONS OF OPTIONS

Options granted pursuant to the Plan shall be evidenced by agreements in such form as the Committee shall from time to time approve, which agreements shall comply with and be subject to the following terms and conditions:

      Optionee's Agreement

Each officer receiving an option pursuant to the Plan ("Optionee"), who is not a party to an employment agreement with the Company or one of its Subsidiaries, which agreement, at the time of the option grant does not have an unexpired term of at least one year remaining thereunder, shall agree to remain in the employ of and to render to the Corporation or Subsidiaries his services for a period of one year from the date of the option, but such agreement shall not impose upon the Corporation or Subsidiaries any obligation to retain the Optionee in their employ for any period.

      Number of Shares

Each option shall state the number of shares of Common Stock to which it pertains.

       Option Price

Each option shall state the option price, which shall be not less than the fair market value of the Common Stock on the date of the granting of the option, except that in the case of the grant of an option to an officer who owns stock (directly or by attribution by virtue of section 424(d) of the Code) possessing more than 10 percent of the total combined voting power of all classes of stock of the Corporation or of its parent or of any of its Subsidiaries at the time of the granting of such option (each such officer being herein referred to as a "Ten Percent Stockholder"), the option price shall be at least 110 percent of the fair market value of the Common Stock subject to the option on the date of the granting of such option. During such time as the Common Stock is not listed upon an established stock exchange or the National Market System of NASDAQ (an "Exchange"), the fair market value per share shall be the mean between dealer "bid" and "ask" prices of the Common Stock in the New York over-the-counter market on the day the option is granted, as reported by the National Association of Securities Dealers, Inc. If the Common Stock is listed upon an Exchange or Exchanges, such fair market value shall be deemed to be the highest closing price of the Common Stock on such Exchange or Exchanges on the day the option is granted or if no sale of the Common Stock shall have been made on any Exchange on that day, on the next preceding day on which there was a sale of the Common Stock on such Exchange or Exchanges.

       Medium and Time of Payment

The option price shall be payable, upon the exercise of the option, in United States dollars or in stock of the Corporation.

      Term and Exercise of Options

Options granted under the Plan may become exercisable in whole or in part immediately or after the lapse of a fixed period of time, all as the Committee may provide upon the granting thereof, except that no option granted to a member of the Board of Directors who is eligible to receive options as provided in
Section 3 of the Plan shall become exercisable in whole or in part prior to the first anniversary of the date of the granting of the option. No option shall be exercisable after the expiration of 10 years (5 years in the case of an option granted to a Ten Percent Stockholder) from the date it is granted. Not less than 100 shares may be purchased at any one time unless the number purchased is the total number at the time purchasable under the option. During the lifetime of the Optionee, the option shall be exercisable only by him and shall not be assignable or transferable by him and no other person shall acquire any rights therein. To the extent not exercised, options granted shall accumulate and be exercisable in whole or in part in any subsequent period but not later than 10 years (5 years in the case of an option granted to a Ten Percent Stockholder) from the date the option is granted.

       Termination of Employment Except by Death

In the event that an Optionee shall cease to be employed by the Corporation or any of its Subsidiaries for any reason other than death and shall be no longer in the employ of any of them, subject to the condition that no option shall be exercisable after the expiration of 10 years (5 years in the case of an option granted to a Ten Percent Stockholder) from the date it is granted, the Optionee shall have the right to exercise the option at any time within 3 months after the termination of employment (or within 1 year of disability in the case of an officer who is permanently and totally disabled within the meaning of section 22(e)(3) of the Code) to the extent the right to exercise the option had accrued pursuant to Section 5(E) of the Plan and had not previously been exercised at the date of such termination. Whether authorized leave of absence or absence for military or governmental service shall constitute termination of employment, for the purposes of the Plan, shall be determined by the Committee, which determination shall be final and conclusive.

       Death of Optionee and Transfer of Option

If the Optionee shall die while in the employ of the Corporation or a Subsidiary or within a period of 3 months after the
termination   of   employment  with  the  Corporation   and   all
Subsidiaries and shall not have fully exercised an option, the option may be exercised, subject to the condition that no option shall be exercisable after the expiration of 10 years (5 years in the case of an option granted to a Ten Percent Stockholder) from the date it is granted, to the extent that the Optionee's right to exercise the option had accrued pursuant to Section 5(E) of the Plan at the time of his death and had not previously been exercised, at any time within one year after the Optionee's death, by the executors or administrators of the Optionee or by any person or persons who shall have acquired the option directly from the Optionee by bequest or inheritance.

No option shall be transferable by the Optionee other than by will or the laws of descent and distribution or be exercisable during the lifetime of the Optionee by anyone other than the Optionee.
       Recapitalization

Subject to any required action by the stockholders of the Corporation, the number of shares of Common Stock covered by each outstanding option, and the price per share thereof in each option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend (but only on the Common Stock) or any other increase or decrease in the number of such shares effected without receipt of consideration by the Corporation.

Subject to any required action by the stockholders of the Corporation, if the Corporation shall be the surviving corporation in any merger or consolidation, each outstanding option shall pertain and apply to the securities to which a holder of the number of shares of Common Stock subject to the option would have been entitled. A dissolution or liquidation of the Corporation or a merger or consolidation in which the Corporation is not the surviving corporation shall cause each outstanding option to terminate, provided that each Optionee, in such event, if a period of one year from the date of grant of the option shall have expired, shall have the right immediately prior to the dissolution or liquidation, or merger or consolidation in which the Corporation is not the surviving corporation, to exercise his option in whole or in part without regard to any restrictions on the time of exercise imposed pursuant to Section 5(E) of the Plan.

In the event of a change in the Common Stock as presently constituted, which is limited to a change of all of its authorized shares with par value into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the Common Stock within the meaning of the Plan.

To the extent that the foregoing adjustments relate to stock or securities of the Corporation, such adjustments shall be made by the Committee, whose determination in that respect shall be final and conclusive unless overruled by the Board of Directors, provided that each option granted pursuant to the Plan shall not be adjusted in a manner that causes the option to fail to continue to qualify as an "incentive stock option" within the meaning of section 422 of the Code.

  Except as hereinbefore expressly provided in this Section 5(H), the Optionee shall have no rights by reason of any subdivision or consolidation of shares of stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class or by reason of any dissolution, liquidation, merger, or consolidation or spin-off of assets or stock of another corporation, and any issue by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to the option.

The grant of an option pursuant to the Plan shall not affect in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or any part of its business or assets.

       Rights as a Stockholder

An Optionee or a transferee of an option shall have no rights as a stockholder with respect to any shares covered by his option until the date of the issuance of a stock certificate to him for such shares. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to the date such stock certificate is issued, except as provided in Section 5(H) of the Plan.

        Modification, Extension and Renewal of Options

Subject to the terms and conditions and within the limitations of the Plan, the Committee may modify, extend or renew outstanding options granted under the Plan, or accept the surrender of outstanding options (to the extent not theretofore exercised) and authorize the granting of new options in substitution therefor (to the extent not theretofore exercised). The Committee shall not, however, modify any outstanding options so as to specify a lower price or accept the surrender of outstanding options and authorize the granting of new options in substitution therefor specifying a lower price. Notwithstanding the foregoing, however, no modification of an option shall, without the consent of the Optionee, alter or impair any rights or obligations under any option theretofore granted under the Plan.

      Investment Purpose

Each option under the Plan shall be granted on the condition that the purchases of stock thereunder shall be for investment purposes, and not with a view to resale or distribution except that in the event the stock subject to the option is registered under the Securities Act of 1933, as from time to time amended (the "Securities Act"), or in the event a resale of the stock without registration would otherwise be permissible, this condition shall be inoperative if in the opinion of counsel for the Corporation such condition is not required under the Securities Act or any other applicable law, regulation, or rule of any governmental agency.

      Other Provisions

The option agreements authorized under the Plan shall contain such other provisions, including, without limitation, restrictions upon the exercise of the option, as the Committee shall deem advisable. The option agreements shall contain such limitations and restrictions upon the exercise of the option as shall be necessary in order that such option will be an "incentive stock option" as defined in section 422 of the Code or to conform to any change in the law. The Committee will promptly notify each Optionee of the grant of an option pursuant to the Plan and deliver a written option agreement duly executed on behalf of the Corporation to the Optionee. In the event that an Optionee does not sign and return the written option agreement to the Corporation within 30 days after receipt, the option referred to in the option agreement will terminate.


6.  TERM OF PLAN

Options may be granted pursuant to the Plan from time to time within a period of 10 years from April 24, 1996, the date the Plan was adopted by the Board.


7.  INDEMNIFICATION OF COMMITTEE

In addition to such other rights of indemnification as they may have as directors of the Corporation or as members of the Committee, the members of the Committee shall be indemnified by the Corporation against the reasonable expenses, including attorneys' fees actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any option granted thereunder, and against all amounts paid by them in settlement thereof (provided the settlement is approved by independent legal counsel selected by the Corporation) or paid by them in satisfaction of a judgment in any action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that the Committee member is liable for negligence or misconduct in the performance of duties as a member of the Committee; provided that, within 60 days after institution of any action, suit or proceeding a Committee member shall in writing offer the Corporation the opportunity, at its own expense, to handle and defend the same.


8.  AMENDMENT OF THE PLAN

The Board of Directors may, insofar as permitted by law, from time to time, with respect to any shares at the time not subject to options, suspend or discontinue the Plan or revise or amend it in any respect whatsoever except that, without approval of the stockholders of the Corporation, no such revision or amendment shall increase the number of shares subject to the Plan, change the designation of the class eligible to receive options, decrease the price at which options may be granted or remove the administration of the Plan from the Committee. Furthermore, the Plan may not, without the approval of the stockholders of the Corporation, be amended in any manner that will cause options issued under it to fail to meet the requirements of "incentive stock options" as defined in section 422 of the Code.

The Corporation intends that the Plan shall comply with the requirements of Rule 16b-3 under the Exchange Act, as from time to time amended, and with the requirements of any rule hereafter adopted by the Securities and Exchange Commission in lieu thereof (the "Rule"). Should any provision of the Plan not be necessary to comply with the requirements of the Rule or should any additional provisions be necessary to comply with the requirements of the Rule, the Board of Directors or the Committee may amend the Plan to add to or modify the provisions of the Plan accordingly.


9.  APPLICATION OF FUNDS

The  proceeds received by the Corporation from the sale of Common
Stock pursuant to options will be used for general corporate purposes.


10.NO OBLIGATION TO EXERCISE OPTION

The granting of an option shall impose no obligation upon the Optionee to exercise the option.


11. APPROVAL OF STOCKHOLDERS

The Plan shall become effective upon its approval by the Board of Directors of the Corporation; but it shall be rescinded, and no options granted under the Plan shall be valid unless the Plan is approved by the holders of a majority of the outstanding shares of Common Stock entitled to vote thereon at the meeting of the Stockholders of the Corporation next held following the Plan's approval by the Board of Directors of the Corporation.

                          Exhibit 10.24




                    LIFETIME HOAN CORPORATION


             1996 Incentive Bonus Compensation Plan





PURPOSE

This 1996 Incentive Bonus Compensation Plan (the "Plan") is intended as an incentive to the President and Executive Vice President of Lifetime Hoan Corporation, a Delaware corporation (the "Corporation"), to remain in the employ of the Corporation and to reward those officers, who, through their industry and ability, contribute materially to the continued success and profitability of the Corporation.


ADMINISTRATION

The Plan shall be administered by a committee (the "Committee") appointed by the Board of Directors of the Corporation (the "Board of Directors"). The Committee shall consist of not less than two members of the Board of Directors, each of whom shall be an "outside director" within the meaning of Reg. 1.162-27(e)(3), as from time to time in effect, under the Internal Revenue Code of 1986, as from time to time amended (the "Code"). The Board of Directors may from time to time, either with or without cause, remove members from, or add members to, the Committee. Vacancies on the Committee, howsoever caused, shall be filled by the Board of Directors. The Committee shall select one of its members as Chairman, and shall hold meetings at such times and places as it may determine. A majority of the whole Committee shall constitute a quorum, and the act of a majority of the members of the Committee present at a meeting at which a quorum is present, or acts approved in writing by a majority of the members of the whole Committee, shall be the valid acts of the Committee. No member of the Committee shall be eligible to receive awards under the Plan. The Committee shall have plenary authority in its discretion, subject to the express provisions of the Plan, to determine the officers who shall be granted awards under the Plan and the term and amount of the award to be allocated to each.

The interpretation and construction by the Committee of any provisions of the Plan or of any award granted under it shall be final and conclusive. No member of the Board of Directors or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any award or claim therefor under the Plan.
ELIGIBILITY FOR AWARDS

The President and the Executive Vice President of the Corporation (a "Participant" during the period in which he is eligible to receive incentive bonus compensation in respect of an award made to him, and, after the actual amount payable in respect of an award has become fixed, until payment has been made thereof) shall receive awards of incentive bonus compensation under the Plan, whether or not they are directors of the Corporation, or any subsidiary corporation (as such term is defined in Section 425 of the Code) of the Corporation (a "Subsidiary") existing from time to time.


INCENTIVE BONUS COMPENSATION

For each fiscal year of the Corporation during the term of the Plan (commencing with the fiscal year ending December 31, 1996) each participant shall receive incentive bonus compensation in an amount equal to 3.5% of the net income of the Corporation for such year before any charges for taxes and before any provision for (i) compensation payable to either of the Participants, including incentive bonus compensation payable hereunder for such year, or (ii) stock options exercised during such year under the Corporation's 1995 Incentive Stock Option Plan or the Corporation's 1996 Incentive Stock Option Plan, or (iii) extraordinary items, all as determined and calculated by the Corporation's auditors using the same principles, methods and conventions which shall then be used in the preparation of the Corporation's audited financial statements.

The Committee, following the close of a fiscal year, shall request the auditors for the Corporation to prepare for the Committee a report of the incentive bonus compensation, if any, for such fiscal year payable under the Plan to each Participant and upon receiving and reviewing such report the Committee shall certify in writing in accordance with Reg. 1.162-27(e)(5) of the Code, the amounts so payable under the Plan in respect of such fiscal year.

During the course of a fiscal year, the Committee may authorize the advance to the Participant of an amount equal to 80% of the incentive bonus compensation that was payable to the Participant with respect to the immediately prior fiscal year (and, with respect to 1996, 80% of the incentive bonus compensation that would have been payable to the Participant had the Plan been in effect during 1995). In the event the Participant's incentive bonus compensation, as finally determined hereunder with respect to the fiscal year, is less than the amount(s) advanced to the Participant, the excess shall be promptly refunded to the
Corporation by the Participant or shall be credited to the incentive bonus compensation due the Participant for the following fiscal year of the Corporation, as determined by the Committee.

Payment of any remaining incentive bonus compensation due a Participant shall be made as soon as practicable after the Committee shall have certified the same in accordance herewith. All payments (including advances) shall be subject to any applicable withholding.
If a Participant terminates employment or if his employment is terminated by the Corporation for any reason during a fiscal year (other than by reasons of a termination for cause) he shall receive an appropriately pro rated amount of his award for such fiscal year but shall not be eligible to receive any amount in respect of an award for any subsequent year. No amount shall be payable to a Participant in respect of an award in the event of a termination for cause during the year for which the award is made. In the event of the death of a Participant, any amount due shall be paid to his estate.


TERM OF PLAN

Awards shall be granted pursuant to the Plan with respect to the ten fiscal years commencing with the fiscal year beginning January 1, 1996. Fiscal years consisting of less than 12 months shall be considered for all purposes of the Plan as full fiscal years.


CERTAIN GENERAL PROVISIONS

Nothing contained in the Plan shall give any Participant the right to be retained in the employment of the Corporation or affect the right of the Corporation to dismiss him. The adoption of the Plan shall not constitute a contract between the Corporation and any Participant.

Except insofar as may otherwise be required by law, no amount payable at any time under the Plan shall be subject in any manner to alienation by anticipation, sale, transfer, assignment, bankruptcy, pledge, attachment, charge, or encumbrance of any kind nor in any manner be subject to the debts or liabilities of any person, and any attempt to so alienate or transfer or encumber any such amount, whether presently or thereafter payable, shall be void.

No Participant shall have any right, title, or interest whatsoever in or to any investments which the Corporation may make to aid it in meeting its obligations hereunder. Nothing contained in the Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Corporation and the Participant or any other person. To the extent that a Participant acquires a right to receive payments from the Corporation under this Plan, such right shall be no greater than the right of an unsecured general creditor of the Corporation. All payments to be made hereunder shall be paid from the general funds of the Corporation and no special or separate fund need be established and no segregation of assets need be made to assure payments of such amounts.

The Plan is intended to be an unfunded compensation plan for a select group of management or highly compensated personnel of the Corporation and all rights thereunder shall be governed by and construed in accordance with the laws of New York applicable to agreements wholly to be performed therein.
INDEMNIFICATION OF COMMITTEE

In addition to such other rights of indemnification as they may have as directors of the Corporation or as members of the Committee, the members of the Committee shall be indemnified by the Corporation against the reasonable expenses, including attorneys' fees actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any award granted thereunder, and against all amounts paid by them in settlement thereof (provided the settlement is approved by independent legal counsel selected by the Corporation) or paid by them in satisfaction of a judgment in any action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that the Committee member is liable for negligence or misconduct in the performance of duties as a member of the Committee; provided that, within 60 days after institution of any action, suit or proceeding a Committee member shall in writing offer the Corporation the opportunity, at its own expense, to handle and defend the same.


AMENDMENT OF THE PLAN

The Board of Directors may, insofar as permitted by law, from time to time, suspend or discontinue the Plan or revise or amend it in any respect whatsoever except that, without approval of the stockholders of the Corporation, no such revision or amendment shall increase the amounts payable under incentive bonus compensation formula of the Plan or otherwise materially alter the formula for calculating the incentive bonus compensation which may be paid hereunder or extend the term of the Plan.


APPROVAL OF STOCKHOLDERS

The Plan shall become effective upon its approval by the Board of Directors of the Corporation; but it shall be rescinded, and no awards granted under the Plan shall be valid unless the Plan is approved by the holders of a majority of the outstanding shares of Common Stock entitled to vote thereon at the meeting of the Stockholders of the Corporation next held following the Plan's approval by the Board of Directors of the Corporation.






_______________________________
1