Form 10-Q
period 1996-06-30
LIFETIME HOAN CORP
filed 1996-08-13
CIK 874396

Page 1 of 13
                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549QUARTERLY
                               REPORT UNDER SECTION 13 OR
                               15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996

Commission file number 1-19254


                    Lifetime Hoan Corporation
     (Exact name of registrant as specified in its charter)

Delaware                                               11-2682486
(State or other jurisdiction of incorporation or organization)   (I.R.S.
Employer Identification No.)

One Merrick Avenue, Westbury, NY                                 11590
(Address of principal executive offices)                         (Zip
Code)

Registrant's telephone number, including area code  (516) 683-
6000

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

              APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value 11,273,199 shares outstanding as of
                          July 31, 1996


                                  INDEX

                        LIFETIME HOAN CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 1996
    and December 31, 1995                                       3

Condensed Consolidated Statements of Income for the
    Three and Six months ended June 30, 1996 and 1995           4
    Condensed Consolidated Statement of Changes in Stockholders' Equity
    for the Six months ended June 30, 1996                              5
Condensed Consolidated Statements of Cash Flows for the
    Six months ended June 30, 1996 and 1995                     6
Notes to Condensed Consolidated Financial Statements for the
    Six months ended June 30, 1996                              7

Item 2. Management's Discussion and Analysis of Financial
Condition
    and Results of Operations
8
PART II. OTHER INFORMATION
11
SIGNATURES
13
ITEM 1.  FINANCIAL STATEMENTS
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         LIFETIME HOAN CORPORATION
                                                   June 30,      December
                                                                    31,
                                                     1996          1995
                                                  (unaudited      (Note)
                                                       )
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $476,019
$89,797
Accounts receivable, less allowances of $692,000
(1996)
and $663,000 (1995)                                11,597,481
12,682,401
Merchandise inventories                            43,647,308
43,337,000
Prepaid expenses                                    5,241,898
4,578,813
Deferred income taxes                               1,116,000
1,186,000
Other current assets                                1,401,798
695,241
TOTAL CURRENT ASSETS                               63,480,504
62,569,252
PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation
and amortization of $3,362,714 (1996) and           8,750,026
7,882,166
$2,841,202 (1995)
EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
accumulated amortization of $740,700 (1996) and     1,938,502
1,971,102
$708,100 (1995)
OTHER INTANGIBLES, net of accumulated
amortization of
     $140,312 (1996) and $24,000 (1995)            11,414,052
2,452,748
OTHER ASSETS                                          925,697
880,766
                                                   $86,508,78
$75,756,03
                                                            1
4
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and trade acceptances             $3,485,442
$3,072,401
Accrued expenses                                    5,410,192
5,931,414
Income taxes                                                0
232,447
Short term borrowings                              12,500,000
4,600,000
TOTAL CURRENT LIABILITIES                          21,395,634
13,836,262

STOCKHOLDERS' EQUITY
Series B Preferred Stock, $1 par value,
authorized 2,000,000
shares; none issued
Common Stock, $.01 par value, authorized
25,000,000 shares;
issued and outstanding 11,273,199 (1996) and          112,732
112,573
11,257,276 (1995)
Paid-in capital                                    61,205,420
61,103,589
Retained earnings                                   4,788,500
1,845,007
                                                   66,106,652
63,061,169
Less:
Notes receivable for shares issued to                 908,064
1,048,064
stockholders
Deferred compensation                                  85,441
93,333
                                                   65,113,147
61,919,772
                                                   $86,508,78
                                                            $75,756,03 1
                                                            4


Note: The Balance Sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                       LIFETIME HOAN CORPORATION



                                 Three Months Ended      Six Months
Ended
                                      June 30,               June 30,
                                  1996       1995        1996
1995

Net sales                       $20,990,9  $15,555,8    $40,264,
$34,233,9
                                       20         34         318
20
Cost of sales                   10,895,17  8,251,967    21,074,8
17,915,01
                                        1                     21
3
                                10,095,74  7,303,867    19,189,4
16,318,90
                                        9                     97
7

Selling, general and            7,801,227  5,650,046    14,120,2
11,774,32
administrative expenses                                       30
7

INCOME FROM OPERATIONS          2,294,522  1,653,821    5,069,26
4,544,580
                                                               7

Other (income) deductions:
   Interest expense               270,949     17,863     334,535
65,734
   Other (income), net           (21,019)   (41,936)    (53,761)
(97,341)

INCOME BEFORE INCOME TAXES      2,044,592  1,677,894    4,788,49
4,576,187
                                                               3

Provision for federal, state
and local
income taxes                      775,000    655,000    1,845,00
1,787,000
                                                               0

NET INCOME                      $1,269,59  $1,022,89    $2,943,4
$2,789,18
                                        2          4          93
7

NET INCOME PER SHARE                $0.11      $0.09       $0.26
$0.24

WEIGHTED AVERAGE SHARES
   OUTSTANDING                  11,533,34  11,677,29    11,531,3
11,689,29
                                        9          3          20
8







        See notes to condensed consolidated financial statements





      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

                                   EQUITY (UNAUDITED)

                            LIFETIME HOAN CORPORATION

                     Common Stock     Paid-in   Retained      Notes       Deferr
ed
                                                           Receivable
                   Shares   Amount    Capital   Earnings      from       Compens
ati    Total
                                                          Stockholders       on
Balance at
     December 31,  11,257,2  $112,5  $61,103,5  $1,845,00  ($1,048,064)   ($93,3
33)
$61,919,7 1995                               76             73   89          7
72

Exercise of stock    14,865     148     95,695
95,843
options

Exercise of           1,058      11      6,136
6,147
warrants

Net income for
the
     six months
ended
     June 30,                                   2,943,493
2,943,493
1996

Repayment of note
      receivable                                                140,000
140,000

Amortization of
     deferred                                                                 7,
892
7,892
compensation

Balance at
     June 30,      11,273,1  $112,7  $61,205,4  $4,788,50    ($908,064)   ($85,4
41)
$65,113,1
1996                     99      32         20          0
47



            See notes to condensed consolidated financial statements.




              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION

                                              Six          Six
                                             Months       Months
                                             Ended        Ended
                                            June 30,     June
                                              30, 1996     1995
OPERATING ACTIVITIES
Net income                                  $2,943,49
                                                    3
$2,789,18
                                                                 7 Adjustments t
o
reconcile net income to
net cash
provided by / (used in) operating
activities:
Depreciation and amortization                 682,336
419,896
Amortization of deferred compensation           7,892
37,633
Deferred tax (benefit)                         70,000
(52,000)
Provision for losses on accounts              236,073
59,678
receivable
Changes in operating assets and
liabilities:
Accounts receivable                           848,847
4,047,786
Merchandise inventories                     (310,308)
(12,437,0

00) Prepaid expenses, other current assets
     and other assets                       (1,414,57
(124,367)
                                                   3)
Accounts payable and trade acceptances
     and accrued expenses                   (108,181)
(236,413)
Income taxes payable                        (232,447)
(900,650)

NET CASH PROVIDED BY / (USED  IN)
OPERATING ACTIVITIES                        2,723,132
(6,396,25

0)

INVESTING ACTIVITIES
Purchase of property and equipment, net     (1,401,28
(393,850)
                                                   4)
Purchase of intangibles                     (9,077,61        -
                                                   6)

NET CASH (USED IN)
INVESTING ACTIVITIES                        (10,478,9
(393,850)
                                                  00)

FINANCING ACTIVITIES
Proceeds from short term borrowings, net    7,900,000
4,000,000
Proceeds from the exercise of warrants          6,147
43,448
Proceeds from the exercise of stock            95,843
215,179
options
Repayment of note receivable                  140,000        -

NET CASH PROVIDED BY
FINANCING ACTIVITIES                        8,141,990
4,258,627

INCREASE / (DECREASE) IN CASH AND CASH
EQUIVALENTS                                   386,222
(2,531,47

3) Cash and cash equivalents at beginning of         89,797
2,724,429
period
CASH AND CASH EQUIVALENTS AT END OF          $476,019
$192,956
PERIOD...

See notes to condensed consolidated
financial statements

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                    LIFETIME HOAN CORPORATION

Note A - Basis of PresentationThe accompanying unaudited
condensed consolidated financial statements have been prepared
in accordance with   generally  accepted  accounting  principles       for   int
erim
financial information and with the instructions to Form  10-Q
and
Article 10 of Regulation S-X. Accordingly, they do not include all of  the  information and footnotes required by generally accepted accounting  principles for complete financial
statements.  In  the opinion  of  management,  all adjustments
(consisting  of  normal recurring  accruals) considered
necessary for a fair  presentation have  been  included.
Operating results for the six  month  period ended  June 30,
1996 are not necessarily indicative of the results that  may  be expected for the year ended December 31,  1996.  For further
information,  refer  to  the  financial  statements   and
footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.
Note B - Inventories
Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.
Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit. As of June 30, 1996, the Company had $12,500,000 of borrowings and $8,642,000 of letters of credit outstanding. The line is cancelable by either party at any time. Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate (6.625% at June 30, 1996). The Company is charged a nominal fee on the entire Line.

Note D - Capital Stock
Net Income Per Share: Net income per common share is based on net income divided by the weighted average number of common shares and equivalents outstanding during the periods.

As of June 30, 1996, 698,732 shares of Common Stock have been reserved for issuance upon the exercise of options.

Note E - Farberware Acquisition
On   April  2,  1996,  the  Company  acquired  certain  assets
of Farberware, Inc. ("Farberware"). Under the terms of a joint venture agreed to by the Company and Syratech Corporation, the Company acquired a 99 year, royalty-free, exclusive right to use the Farberwarer name in connection with the product lines covered by its existing license agreement with Farberware. The Company also acquired all of
the Farberwarer outlet stores.   Rights  to license  the
Farberwarer name for use by third parties are to be held by a joint venture, owned equally by the Company and a wholly owned
subsidiary  of Syratech Corporation.   The  purchase  price
consists of cash of $9.5 million plus the value of the outlet store inventory (estimated to be $3,100,000).

Note F - Subsequent Events
In July 1996, the Company issued incentive stock options to purchase 207,000 shares of common stock at $10.725, representing 110% of the market value at the date of the grant, to three officers of the Company.


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below.


                               Three Months        Six Months
                                   Ended              Ended
                                 June 30,           June 30,
                              1996      1995      1996     1995
Net sales                     100.   %   100.  %  100.0  %  100.
%
                                 0          0                  0
Cost of sales                 51.9       53.1      52.3     52.3
Gross profit                  48.1       47.0      47.7     47.7
Selling, general and          37.2       36.3      35.1     34.4
administrative expenses
Income from operations        10.9       10.7      12.6     13.3
Other (income), expense        1.2       (0.2       0.7     (0.1
                                            )                  )
Income before income taxes     9.7       10.8      11.9     13.4
Income taxes                   3.7        4.3       4.6      5.2
Net Income                     6.1   %    6.6  %    7.3  %   8.2
%



                 Three Months Ended June 30, 1996
          Compared to Three Months ended June 30, 1995

Net SalesNet sales for the three months ended June 30, 1996 were $21.0 million, an increase of $5.4 or 34.9% from the comparable 1995 period. The sales growth was primarily due to net sales from the recently acquired Farberware Outlet Stores, net sales from the new Hoffritzr line and increased sales in the Smart Choice line. Gross Profit
Gross  profit for the three months ended June 30, 1996  was
$10.1 million,  an increase of $2.8 million or     38.2% over
the comparable
1995  period. Gross profit as a percentage of net sales was
48.1% as  compared  to  47.0%  for the 1995 period.   This
increase is primarily due to a reduction of royalty expense due to the Farberware acquisition, partially offset by changes in product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 1996 were $7.8 million, an increase of $2.2 million or 38.1% from the comparable 1995 period. Selling, general and administrative expenses as a percentage of net sales were 37.2% during this three month period in 1996 as compared to 36.3% for the 1995 period. This percentage increase is primarily attributable to the operations of the Farberware Outlet Stores, partially offset by a decrease in personnel related costs.


                  Six Months Ended June 30, 1996
           Compared to Six Months ended June 30, 1995

Net SalesNet sales for the six months ended June 30, 1996 were $40.3 million, an increase of $6.0 million or 17.6% from the comparable 1995 period. The sales growth was primarily due to net sales from the recently acquired Farberware Outlet Stores, net sales from the new Hoffritzr line and increased sales in the Smart Choice line.

Gross Profit
Gross  profit  for the six months ended June 30,  1996  was
$19.2 million,  an increase of $2.9 million or     17.6% over
the comparable
1995 period. Gross profit as a percentage of net sales remained constant at 47.7% for the six months ended June 30, 1996 and June 30, 1995.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 1996 were $14.1 million, an increase of $2.3 million or 19.9% from the comparable 1995 period. Selling, general and administrative expenses as a percentage of  net  sales  were 35.1%  during this six month period in 1996 as compared  to  34.4%
for the 1995 period. This percentage increase is primarily attributable to the operations of the Farberware Outlet Stores, partially offset by a decrease in personnel related costs.
LIQUIDITY AND CAPITAL RESOURCES

The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit.

Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate (6.625% at June 30, 1996). The Company is charged a nominal fee on the entire Line. As of June 30, 1996, the Company had $12,500,000 of borrowings and $8,642,000 of letters of credit outstanding under the Line and, as a result, the availability under the Line was $3,858,000. The Line is cancelable by either party at any time.

At June 30, 1996, the Company had cash and cash equivalents of $476,000 versus $90,000 at December 31, 1995, an increase of $386,000. The increase is primarily attributable to the Company's decreased accounts receivable offset by an increase in prepaid expenses, other current assets, and other assets.

The purchase of the Farberware acquisition was funded by short term borrowings which were subsequently reduced by income from operations. The purchase price consists of cash of $9.5 million plus the value of the outlet store inventory (estimated to be $3,100,000).

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders.

     The Company's annual meeting of stockholders was held on June 11, 1996. At the meeting, all five director nominees were elected and the appointment of Ernst & Young LLP as independent auditors was ratified.

      (a) The following directors were elected for a one-year term by the votes indicated:

                             FOR          AGAINST
ABSTAIN Milton L. Cohen        9,483,424           46,188
0 Jeffrey Siegel         9,483,424           46,188
0
Craig Phillips         9,483,924           45,688
0
Ronald Shiftan         9,484,124           45,488
0
Howard                 9,479,137           50,475
0
Bernstein


      (b) The appointment of Ernst & Young LLP was ratified by the following vote:
                             FOR          AGAINST
ABSTAIN
                       9,519,301            4,811
5,500
   (c) The Lifetime Hoan Corporation 1996 Incentive Stock Option
Plan was ratified by the following vote:

                             FOR          AGAINST
ABSTAIN
                       8,186,798          263,260
1,037,452

Broker no vote - 42,102.


  (d) The Lifetime Hoan Corporation 1996 Bonus Compensation Plan was ratified by the following vote:

                             FOR          AGAINST
ABSTAIN
                       8,066,137          334,057
1,036,634

Broker no vote - 92,784.


Item 6. Exhibit(s) and Reports on Form 8-K.

     (a) Exhibit(s) in the second quarter of 1996:

               Exhibit 27.  Financial Data Schedule


    (b) Reports on Form 8-K in the second quarter of 1996: NONE

Exhibit 27.  Financial Data Schedule

                     Lifetime Hoan Corporation

                      Financial Data Schedule Pursuant to Item

             601(c) of Regulation S-K

  This schedule contains summary financial information extracted from the financial statements included in the form 10-Q for the six months ended June 30, 1996.


Item               Item Description             Amount
Number

5-02(1)    Cash and Cash Items              $    476,019
5-02(2)    Marketable Securities            $          0
5-         Notes and Accounts Receivable -  $
11,672,48
02(3)(a)(  Trade                                       1
1)
5-02(4)    Allowances for Doubtful          $
75,000
           Accounts
5-02(6)    Inventory                        $
43,647,30
                                                       8 5-02(9) Total
Current Assets       $  63,480,50
                                                       4 5-02(13)
Property, Plant and Equipment               $  12,112,74
                                                       0 5-02(14)
Accumulated Depreciation   $  3,362,714
5-02(18)   Total Assets                     $
86,508,78
                                                       1 5-02(21)     Total
Current Liabilities        $  21,395,63
                                                       4 5-02(22)
Bonds, Mortgages and Similar                $          0
           Debt
5-02(28)   Preferred Stock - Mandatory      $          0
           Redemption
5-02(29)   Preferred Stock - No Mandatory   $          0
           Redemption
5-02(30)   Common Stock                     $
112,732
5-02(31)   Other Stockholders' Equity       $
65,000,41
                                                       5 5-02(32)     Total
Liabilities and            $  86,508,78
           Stockholders' Equity                        1
5-         Net Sales of Tangible Products   $
40,264,31
03(b)1(a)                                              8
5-03(b)1   Total Revenues                   $
40,264,31
                                                       8 5- Cost of
Tangible Goods Sold        $  21,074,82
03(b)2(a)                                              1
5-03(b)2   Total Costs and Expenses
           Applicable
              to Sales and Revenues         $
21,074,82
                                                       1 5-03(b)3     Other
Costs and Expenses         $                   0
5-03(b)5   Provision for Doubtful Accounts  $
236,073
           and Notes
5-         Interest and Amortization of     $
280,774
03(b)(8)   Debt Discount
5-         Income Before Taxes and Other    $
4,788.493
03(b)(10)  Items
5-         Income Tax Expense               $
1,845,000
03(b)(11)
5-         Income/Loss Continuing           $
2,943,493
03(b)(14)  Operations
5-         Discontinued Operations          $          0
03(b)(15)
5-         Extraordinary Items              $          0
03(b)(17)
5-         Cumulative effect - Changes in
03(b)(18)  Accounting
              Principles                    $          0
5-         Net Income or Loss               $
2,943,493
03(b)(19)
5-         Earnings Per Share - Primary     $
 .26
03(b)(20)
5-         Earnings Per Share - Fully       $
 .26
03(b)(20)  Diluted



                           SIGNATURES


Pursuant  to the requirements of the
Securities Exchange  Act  of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Lifetime Hoan Corporation
/s/ Milton L. Cohen           August 12, 1996
__________________________________
Milton L. Cohen
Chairman of the Board of Directors
and President
(Principal Executive Officer)


/s/ Fred Spivak               August 12, 1996
__________________________________
Fred Spivak
Vice President - Finance and Treasurer
(Principal Financial and Accounting Officer)