Form 10-Q
period 1996-09-30
LIFETIME HOAN CORP
filed 1996-11-14
CIK 874396

17
                          Page 1 of 13
                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1996

Commission file number 1-19254


                    Lifetime Hoan Corporation
     (Exact name of registrant as specified in its charter)

Delaware                                               11-2682486
(State or other jurisdiction of incorporation or organization)   (I.R.S. Empl
oyer
Identification No.)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value 11,276,194 shares outstanding as of
                        October 31, 1996


                              INDEX

                    LIFETIME HOAN CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1996
    and December 31, 1995                                       3

Condensed Consolidated Statements of Income for the
    Three and Nine months ended September 30, 1996 and 1995     4
Condensed Consolidated Statement of Changes in Stockholders' Equity for the
    Nine months ended September 30, 1996                        5
Condensed Consolidated Statements of Cash Flows for the
    Nine months ended September 30, 1996 and 1995               6
Notes to Condensed Consolidated Financial Statements for the
    Nine months ended September 30, 1996                        7


Item 2. Management's Discussion and Analysis of Financial
Condition
    and Results of Operations                                   8


PART II. OTHER INFORMATION                                     11


SIGNATURES                                                     13

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         LIFETIME HOAN CORPORATION

                                                   September     December
                                                      30,           31,
                                                     1996          1995
                                                 (unaudited)      (Note)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $56,847       $89,797
Accounts receivable, less allowances of $734,000
(1996)
and $663,000 (1995)                                14,211,673    12,682,401
Merchandise inventories                            43,410,089    43,337,000
Prepaid expenses                                    5,608,638     4,578,813
Deferred income taxes                               1,116,000     1,186,000
Other current assets                                1,840,996       695,241
TOTAL CURRENT ASSETS                               66,244,243    62,569,252
PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation
and amortization of $3,680,959 (1996) and           8,749,752     7,882,166
$2,841,202 (1995)
EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
accumulated amortization of $757,000 (1996) and     1,922,202     1,971,102
$708,100 (1995)
OTHER INTANGIBLES, net of accumulated
amortization of
     $238,294 (1996) and $24,000 (1995)            11,316,071     2,452,748
OTHER ASSETS                                          938,938       880,766
                                                  $89,171,206   $75,756,034

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and trade acceptances             $5,387,069    $3,072,401
Accrued expenses                                    6,401,823     5,931,414
Income taxes                                          976,518       232,447
Short term borrowings                               8,400,000     4,600,000
TOTAL CURRENT LIABILITIES                          21,165,410    13,836,262

STOCKHOLDERS' EQUITY
Series B Preferred Stock, $1 par value,
authorized 2,000,000
shares; none issued
Common Stock, $.01 par value, authorized
25,000,000 shares;
issued and outstanding 11,276,194 (1996) and          112,762       112,573
11,257,276 (1995)
Paid-in capital                                    61,221,113    61,103,589
Retained earnings                                   7,661,480     1,845,007
                                                   68,995,355    63,061,169
Less:
Notes receivable for shares issued to                 908,064     1,048,064
stockholders
Deferred compensation                                  81,495        93,333
                                                   68,005,796    61,919,772

                                                  $89,171,206   $75,756,034



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


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION



                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1996       1995        1996        1995

Net sales                     $25,116,29 $22,093,672 $65,380,614 $56,327,592

Cost of sales                  11,707,992 11,758,701  32,782,813  29,673,714

                               13,408,304 10,334,971  32,597,801  26,653,878


Selling, general and            8,502,046  6,378,161  22,622,276  18,152,488
administrative expenses

INCOME FROM OPERATIONS          4,906,258  3,956,810   9,975,525   8,501,390


Other (income) deductions:
   Interest expense               193,399    152,198     527,932     217,932
   Other (income), net           (25,120)   (23,980)    (78,881)   (121,321)

INCOME BEFORE INCOME TAXES      4,737,979  3,828,592   9,526,474   8,404,779


Provision for federal, state
and local
income taxes                    1,865,000  1,465,000   3,710,000   3,252,000


NET INCOME                     $2,872,979 $2,363,592  $5,816,474  $5,152,779


NET INCOME PER SHARE                $0.25      $0.20       $0.50       $0.44

WEIGHTED AVERAGE SHARES
   OUTSTANDING                 11,535,483  11,530,253  11,526,207  11,636,283








         See notes to condensed consolidated financial statements



      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                            LIFETIME HOAN CORPORATION




                     Common Stock     Paid-in     Retained       Notes       Deferred
                                                              Receivable
                   Shares   Amount    Capital     Earnings        from       Compensati    Total
                                                              Stockholders       on
Balance at
Dec. 31, 1995    11,257,276 $112,573  $61,103,589 $1,845,006  ($1,048,064)   ($93,333)  $61,919,771


Exercise of stock    17,860      178      111,388                                           111,566
options

Exercise of           1,058      11      6,136                                           6,147
warrants

Net income for
the
     nine months
ended
     September                                  5,816,474                            5,816,474
30, 1996

Repayment of note
      receivable                                                    140,000                140,000

Amortization of
     deferred                                                                    11,838     11,838
compensation

Balance at
Sept. 30, 1996   11,276,194  $112,762  $61,221,113  $7,661,480    ($908,064)   ($81,495)  $68,005,796



            See notes to condensed consolidated financial statements.




              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION

                                              Nine          Nine
                                             Months        Months
                                              Ended        Ended
                                            September    September
                                               30,          30,
                                              1996          1995
OPERATING ACTIVITIES
Net income                                 $5,816,474    $5,152,779

Adjustments to reconcile net income to
net cash
provided by / (used in) operating
activities:
Depreciation and amortization                1,122,484      649,971
Amortization of deferred compensation           11,838       44,909
Deferred tax (benefit)                          70,000    (246,000)
Provision for losses on accounts               446,256      460,568
receivable
Changes in operating assets and
liabilities:
Accounts receivable                        (1,975,528)  (1,814,681)

Merchandise inventories                       (73,089) (14,753,000)

Prepaid expenses, other current assets
     and other assets                      (2,233,752)    (567,463)

Accounts payable and trade acceptances
     and accrued expenses                    2,785,077      819,287
Income taxes payable                           744,071     (38,234)

NET CASH PROVIDED BY / (USED  IN)
OPERATING ACTIVITIES                         6,713,831 (10,291,864)


INVESTING ACTIVITIES
Purchase of property and equipment, net    (1,726,877)    (569,068)

Purchase of intangibles                    (9,077,617)  (2,000,000)



NET CASH (USED IN)
INVESTING ACTIVITIES                      (10,804,494)  (2,569,068)


FINANCING ACTIVITIES
Proceeds from short term borrowings, net     3,800,000   11,700,000
Proceeds from the exercise of warrants           6,147       43,447
Proceeds from the exercise of stock            111,566      247,963
options
Repurchase of common stock, net                         (1,609,352)

Repayment of note receivable                   140,000        -

NET CASH PROVIDED BY
FINANCING ACTIVITIES                         4,057,713   10,382,058

(DECREASE) IN CASH AND CASH
EQUIVALENTS                                   (32,950)  (2,478,874)

Cash and cash equivalents at beginning of       89,797    2,724,429
period
CASH AND CASH EQUIVALENTS AT END OF            $56,847     $245,555
PERIOD...

See notes to condensed consolidated
financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                     LIFETIME HOAN CORPORATION

Note A - Basis of PresentationThe accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.
Note B - Inventories
Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.
Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit. As of September 30, 1996, the Company had $8,400,000 of borrowings and $9,561,000 of letters of credit and trade accepatances outstanding. The line is cancelable by either party at any time. Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate (7.00% at September 30, 1996). The Company is charged a nominal fee on the entire Line.

Note D - Capital Stock
Net Income Per Share: Net income per common share is based on net income divided by the weighted average number of common shares and equivalents outstanding during the periods.

As of September 30, 1996, 775,737 shares of Common Stock have been reserved for issuance upon the exercise of options.




ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below.


                               Three Months        Nine Months
                                   Ended              Ended
                              September 30,       September 30,
                              1996      1995      1996     1995

Net sales                     100.   %   100.  %  100.0  %  100.  %
                                 0          0                  0
Cost of sales                 46.6       53.2      50.1     52.7
Gross profit                  53.4       46.8      49.9     47.3
Selling, general and          33.9       28.9      34.6     32.2
administrative expenses
Income from operations        19.5       17.9      15.3     15.1
Other (income), expense        0.8        0.6       0.8      0.2
Income before income taxes    18.8       17.3      14.5     14.9
Income taxes                   7.4        6.6       5.7      5.8
Net Income                    11.4   %   10.7  %    8.9  %   9.1  %



               Three Months Ended September 30, 1996
         Compared to Three Months Ended September 30, 1995

Net SalesNet sales for the three months ended September 30, 1996 were $25.1 million, an increase of $3.0 million or 13.7% from the comparable 1995 period. The sales growth was primarily due to net sales from the Farberware Outlet Stores acquired in April 1996, increased net sales of Farberware products, Smart Choice lines and net sales from the new Hoffritzr line, partially offset by decreased sales of other Company products.
Gross Profit
Gross profit for the three months ended September 30, 1996 was $13.4 million, an increase of $3.1 million or 29.7% over the comparable 1995 period. Gross profit as a percentage of net sales was 53.4% as compared to 46.8% for the 1995 period. This increase is primarily due to a reduction of royalty expense due to the Farberware acquisition and changes in product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 1996 were $8.5 million, an increase of $2.1 million or 33.3% from the comparable 1995 period. Selling, general and administrative expenses as a percentage of net sales were 33.9% during this three month period in 1996 as compared to 28.9% for the 1995 period. This increase is primarily attributable to the operations of the Farberware Outlet Stores and increased personnel related expenses.


               Nine Months Ended September 30, 1996
         Compared to Nine Months Ended September 30, 1995

Net SalesNet sales for the nine months ended September 30, 1996 were $65.4 million, an increase of $9.1 million or 16.1% from the comparable 1995 period. The sales growth was primarily due to net sales from the Farberware Outlet Stores acquired in April 1996, increased net sales of Farberware products, Smart Choice lines and net sales from the new Hoffritzr line, partially offset by decreased sales of other Company products.

Gross Profit
Gross profit for the nine months ended September 30, 1996 was $32.6 million, an increase of $5.9 million or 22.3% over the comparable 1995 period. Gross profit as a percentage of net sales was 49.9% as compared to 47.3% for the 1995 period. This increase is primarily due to a reduction of royalty expense due to the Farberware acquisition and changes in product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 1996 were $22.6 million, an increase of $4.5 million or 24.6% from the comparable 1995 period. Selling, general and administrative expenses as a percentage of net sales were 34.6% during this nine month period in 1996 as compared to 32.2% for the 1995 period. This percentage increase is primarily attributable to the operations of the Farberware Outlet Stores.


LIQUIDITY AND CAPITAL RESOURCES

The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit.

Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate (7.0% at September 30, 1996). The Company is charged a nominal fee on the entire Line. As of September 30, 1996, the Company had $8,400,000 of borrowings and $9,561,000 of letters of credit and trade acceptances outstanding under the Line and, as a result, the availability under the Line was $7,039,000. The Line is cancelable by either party at any time.

At September 30, 1996, the Company had cash and cash equivalents of $57,000 versus $90,000 at December 31, 1995, a decrease of $33,000. The decrease is primarily attributable to the Company's increased prepaid expenses and other current assets offset by increased accounts payable and trade acceptances.

Products are sold to retailers primarily on 30-day credit terms, and to distributors primarily on 60-day credit terms.

The Company believes that its cash and cash equivalents, internally generated funds and its existing credit arrangements will be sufficient to finance its operations for the next 12 months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates its purchase orders with its foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, the Company's cost for any purchase order is not subject to change after the time the order is placed. However, the long term weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United States dollar prices for products. The Company believes it would be able to compensate for any such price increase.

PART II - OTHER INFORMATION


Item 6. Exhibit(s) and Reports on Form 8-K.

     (a) Exhibit(s) in the third quarter of 1996:

              Exhibit 27.  Financial Data Schedule


     (b) Reports on Form 8-K in the third quarter of 1996: NONE


Exhibit 27.  Financial Data Schedule

                     Lifetime Hoan Corporation

                      Financial Data Schedule

             Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information extracted from the financial statements included in the form 10-Q for the nine months ended September 30, 1996.


Item               Item Description             Amount
Number

5-02(1)    Cash and Cash Items              $     56,847
5-02(2)    Marketable Securities            $          0
5-         Notes and Accounts Receivable -  $ 14,286,673
02(3)(a)(  Trade
1)
5-02(4)    Allowances for Doubtful          $     75,000
           Accounts
5-02(6)    Inventory                        $ 43,410,089

5-02(9)    Total Current Assets             $ 66,244,243

5-02(13)   Property, Plant and Equipment    $ 12,430,711

5-02(14)   Accumulated Depreciation         $  3,680,959
5-02(18)   Total Assets                     $ 89,171,206

5-02(21)   Total Current Liabilities        $ 21,165,410

5-02(22)   Bonds, Mortgages and Similar     $          0
           Debt
5-02(28)   Preferred Stock - Mandatory      $          0
           Redemption
5-02(29)   Preferred Stock - No Mandatory   $          0
           Redemption
5-02(30)   Common Stock                     $    112,762
5-02(31)   Other Stockholders' Equity       $ 67,893,034

5-02(32)   Total Liabilities and            $ 89,171,206
           Stockholders' Equity
5-         Net Sales of Tangible Products   $ 65,185,081
03(b)1(a)
5-03(b)1   Total Revenues                   $ 65,380,614

5-         Cost of Tangible Goods Sold      $ 32,782,813
03(b)2(a)
5-03(b)2   Total Costs and Expenses
           Applicable
              to Sales and Revenues         $ 32,782,813

5-03(b)3   Other Costs and Expenses         $          0
5-03(b)5   Provision for Doubtful Accounts  $    446,256
           and Notes
5-         Interest and Amortization of     $    527,932
03(b)(8)   Debt Discount
5-         Income Before Taxes and Other    $  9,526,474
03(b)(10)  Items
5-         Income Tax Expense               $  3,710,000
03(b)(11)
5-         Income/Loss Continuing           $  5,816,474
03(b)(14)  Operations
5-         Discontinued Operations          $          0
03(b)(15)
5-         Extraordinary Items              $          0
03(b)(17)
5-         Cumulative effect - Changes in
03(b)(18)  Accounting
              Principles                    $          0
5-         Net Income or Loss               $  5,816,474
03(b)(19)
5-         Earnings Per Share - Primary     $       0.50
03(b)(20)
5-         Earnings Per Share - Fully       $       0.50
03(b)(20)  Diluted



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                    /s/ Milton L. Cohen           November 14,
1996
                    __________________________________
                    Milton L. Cohen
                    Chairman of the Board of Directors
                    and President
                    (Principal Executive Officer)


                    /s/ Fred Spivak               November 14,
1996
                    __________________________________
                    Fred Spivak
                    Vice President - Finance and Treasurer
                    (Principal Financial and Accounting Officer)