Form 10-K
period 1996-12-31
LIFETIME HOAN CORP
filed 1997-03-28
CIK 874396

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [Fee Required]

For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
 [No Fee Required]

For the transition period from             to

Commission file number 1-19254

                Lifetime Hoan Corporation
 (Exact name of registrant as specified in its charter)

Delaware                                      11-2682486
(State or other jurisdiction of incorporation or
organization)     (I.R.S. Employer Identification No.)



One Merrick Avenue Westbury, NY                        11590
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code
(516) 683-6000

Securities registered pursuant to Section 12(b) of the
Act:   None

Securities registered pursuant to Section (g) of the Act:

         Common Stock, par value $.01 per share
                    (Title of Class)


     Indicate  by  check mark whether the registrant  (1)
    has filed all reports required to be filed by Section
    13  or  15(d) of the Securities Exchange Act of  1934
    during  the preceding 12 months (or for such  shorter
    periods that the registrant was required to file such
    reports),  and  (2) has been subject to  such  filing
    requirements for the past 90 days.
    Yes  X                                      No___

    The aggregate market value of 5,666,000 shares of the
    voting stock held by non-affiliates of the registrant
    as   of   February   28,   1997   was   approximately
    $62,326,000.   Directors,  executive  officers,   and
    trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.


    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 1997 was 12,422,057.




                LIFETIME HOAN CORPORATION

                        FORM 10-K

                    TABLE OF CONTENTS



PART 1
1.   Business                                          3
2.   Properties                                        7
3.   Legal Proceedings                                 8
4.   Submission of Matters to a Vote
     of Security Holders                               8

PART II
5.   Market for the Registrant's Common Stock and Related
     Stockholder Matters                               9
6.   Selected Financial Data                          10
7.   Management's Discussion and Analysis of Financial
Condition
     and Results of Operations                        11
8.   Financial Statements and Supplementary Data      14
9.   Changes in and Disagreements with Accountants on
Accounting
     and Financial Disclosure                         14

PART III
10.  Directors and Executive Officers
     of the Registrant                                15
11.  Executive Compensation                           16
12.  Security Ownership of Certain
     Beneficial Owners and Management                 16
13.  Certain Relationships and
     Related Transactions                             16


PART IV
14.  Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K                          16
  Exhibit Index                                       16
  Index to Financial Statements and Financial Statement
Schedule                                             F-1

Signatures



















                            2


PART I


ITEM 1. BUSINESS


General

Forward  Looking Statements:  This Annual Report on  Form
10-K  contains certain forward-looking statements  within
the  meaning  of  the  "safe harbor"  provisions  of  the
Private   Securities  Litigation  Reform  Act  of   1995,
including  statements  concerning  the  Company's  future
products,  results  of operations and  prospects.   These
forward-looking    statements    involve    risks     and
uncertainties,  including  risks  relating   to   general
economic and business conditions, including changes which
could  affect  customer  payment  practices  or  consumer
spending;  industry trends; the loss of major  customers;
changes in demand for the Company's products; the  timing
of  orders received from customers; cost and availability
of   raw  materials;  increases  in  costs  relating   to
manufacturing and transportation of products; dependence on foreign sources of supply and foreign manufacturing;
and the seasonal nature of the business as detailed elsewhere in this Annual Report on Form 10-K and from time to time in the Company's filings with the Securities and Exchange Commission. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

Lifetime   Hoan   Corporation   designs,   markets    and
distributes   household  cutlery,  kitchenware,   cutting
boards and other houseware products. Items are sold under
both  owned  and  licensed tradenames.  Owned  tradenames
include  Hoffritzr, Tristarr, Old Homesteadr  and  Hoanr.
Licensed tradenames include Farberwarer and various names
under  licenses from The Pillsbury Company and  The  Walt
Disney  Company, Inc.  The Farberwarer tradename is  used
pursuant  to  a  200  year  royalty-free  license.    The
Company,  incorporated  in  Delaware  in  1983,  is   the
successor  to  Lifetime  Cutlery Corporation,  which  was
founded  in  1945.   As used herein, unless  the  context
requires otherwise, the terms "Company" and "Lifetime" means Lifetime Hoan Corporation and its subsidiaries.

Sales growth is stimulated by expanding product offerings
and   penetrating   various  channels  of   distribution.
Lifetime  has  developed a strong consumer  franchise  by
promoting and marketing innovative products under Company
trade   names   and  through  licensing  agreements.   In
addition, the following acquisitions have been made which have had a material impact on the Company's business:

Hoffritzr

In  September  1995, the Company acquired  the  Hoffritzr
trademarks and brand name. The Company uses the  name  on
various  products  including cutlery, scissors,  personal
care  and  kitchen implements. The Company believes  that
Hoffritzr is a respected name with a history of  quality.
The  acquisition has enabled the Company to sell products
at  higher  price points than the rest of  the  Company's
products.  The Company shipped over 150 new  items  under
the  Hoffritz brandname during 1996, with the total  line
expected  to  exceed  300 items.  In  addition,  the  new
products  are  marketed through a newly  developed  "shop
within  a  store"  concept  in department  and  specialty
stores.  Shipments  of Hoffritzr products  began  in  the
first quarter of 1996.
                            3


Farberwarer

In  April 1996, the Company entered into an agreement  to
acquire    certain    assets    of    Farberware,    Inc.
("Farberware").  Under  the  terms  of  the   acquisition
agreement,  and a joint venture agreed to by the  Company
and  Syratech  Corporation in connection  therewith,  the
Company  acquired  a  200  year, royalty-free,  exclusive
right to use the Farberwarer name in connection with  the
product  lines  covered  by  its  then  existing  license
agreement,   which  included  kitchen  cutlery   products
(excluding flatware) and kitchen tools such as  spatulas,
barbecue  forks and "gadgets" (but excluding appliances),
plus  certain limited additional products. This agreement
enables   the  Company  to  market  products  under   the
Farberwarer  name  without paying  additional  royalties.
The Company also acquired 50 Farberware outlet stores. In addition, rights to license the Farberwarer name for use by third parties in certain categories are held by a joint venture, owned equally by the Company and a wholly owned subsidiary of Syratech Corporation. The purchase price consisted of cash of $12.7 million.


Cutlery

The  Company  designs, markets and distributes  a   broad
range  of  household cutlery under a variety  of  Company
tradenames  and  the  Farberwarer  royalty-free  license.
Company   tradenames  in  1996  included  Hoffritzr   and
Tristarr.   Cutlery  is  sold  individually  in   blister
packages,  boxed  sets  and in sets  fitted  into  wooden
counter  blocks,  resin  carousels  and,  new  in   1997,
stainless carousels in assortments of 4 to 20 knives with certain sets including steak knives, household shears and other kitchen tools.

Cutlery  is  generally shipped as individual pieces  from
overseas   manufacturers  to  the   Company's   warehouse
facilities  in  central  New Jersey.   This  permits  the
Company to configure the quantity, style and contents  of
cutlery  sets to meet customer requirements as to product
mix  and  pricing.   The  sets  are  then  assembled  and
packaged for shipment to customers.

Kitchenware

The  Company sells over 2,750 kitchenware items  for  use
around   the   home  under   various  Company  tradenames
including Hoffritzr, Hoanr, Smart Choice and HealthWorks
and  under  licensed Farberwarer, Pillsbury  and  cDisney
tradenames. The kitchenware items are manufactured to the
Company's  specifications  outside  the  U.S.   and   are
generally  shipped  fully  assembled.   These  items  are
typically packaged on a card which can be mounted for sale on racks at the retailers' premises for maximum display visibility. Products include the following:

Kitchen Tools and Gadgets

      Food preparation and serving tools such as metal, plastic and wooden spoons, spatulas, serving forks, graters, strainers, ladles, shears, vegetable and fruit knives, juicers, pizza cutters, pie servers, and slicers;

      Baking,  measuring, and rangetop products  such  as
cookie  sheets,  muffin, cake and pie  pans,  drip  pans,
bake, roast and loaf pans, scraper sets, whisks, cutters,
spatulas,  rolling  pins,  baking  shells,  baking  cups,
measuring   devices,  thermometers,  timers  and   burner
covers;

     Barbecue accessories, in sets and individual pieces, featuring such items as spatulas, tongs, forks, skewers, hamburger and fish grills, brushes, corn holders, food umbrellas, nut and lobster crackers and clam knives;

                            4
      Mickey Unlimited and Mickey Stuff for Kids,  child-
oriented  products featuring Mickey and Minnie  Mouse  on
such  items  as  bag clips, magnetic note holders,  party
goods,   magnetic  picture  frames,  can  covers,  bottle
stoppers and flatware;

      Pillsbury, one of America's best known brands of baking accessories featuring the Poppin-Fresh logo on such items as pastry brushes, spatulas, whisks, spoon and cup sets, cookie cutters, mixing spoons and magnets;

      Green Giantr, vegetable-related kitchen accessories capitalizing on the recognition factor of the Green
Giantr character, including items such as peelers, can openers, kitchen hooks, magnets, spoons, steamers and strainers.

Smart Choice

      J-Hook and Clip Strip merchandising systems which enable the Company to expand its product offering and create additional selling space in the stores. The line consists of a variety of quality, novelty items designed to trigger impulse buying. This line is targeted towards supermarkets and mass merchants.


HealthWorks

      Unique household products which emphasize healthy cooking and eating. Products include nonstick roasters, roast racks, broiling pans, steamers, and clay roasters and steamers.

Cutting Boards

      The Company designs, markets and distributes a full
range of cutting boards made of polyethylene, wood, glass
and  acrylic.  All cutting boards except  for  glass  are
imported.   Glass  cutting  board  blanks  are  purchased
domestically  and  are  finished  and  packaged  in   the
Company's  warehouse  facilities in central  New  Jersey.
Boards are also cross-merchandised with cutlery and gadgets.

New Products

The  Company  has  a design department consisting  of  12
designers   who   create  new  products,  packaging   and
merchandising concepts. In excess of 300 items were developed or remodeled in 1996. New product lines for sale in 1997 include:

Hoffritz:   The  Company plans to introduce approximately
100  Hoffritzr  branded items in 1997 including  barbecue
accessories,  colanders and bowls,  various  caddies  and
expansion  of  the  pepper  mills,  cutting  boards   and
personal care lines.

Cutlery:   Introduction of stainless steel knife  caddies
with Ultrapro knives.

Gadgets:  Introduction of various softgrip kitchen tools.

Cutting Boards: Continued expansion of the value added approach, packaging boards with Farberwarer cutlery and kitchen gadgets.

Source of Supply

The  Company  sources its products from approximately  40
manufacturers   located  primarily  in  the   Far   East,
including Japan, Indonesia, Taiwan, People's Republic  of
China,  Hong  Kong, Thailand, Malaysia  and  to  a  small
extent  in the United States and Italy.  In 1996, cutlery
was  purchased  from  four suppliers,  whom  individually
accounted  for  40%,  34%,  15%  and  11%  of  the  total
purchased.  An interruption of supply from any  of  these
manufacturers  could  have  an  adverse  impact  on   the
Company's   ability  to fill orders on  a  timely  basis.
However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

The  Company's  policy is to maintain a  large  inventory
base  and,  accordingly, it orders products substantially
in  advance of anticipated time of sale to its customers.
While  the  Company  does not have any  long-term  formal
arrangements  with  any  of  its  suppliers,  in  certain
instances,  particularly in the manufacture  of  cutlery,
the  Company places firm commitments for products  up  to
twelve  months in advance of receipt of firm orders  from
customers.    Lifetime's    arrangements    with     most
manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of each order.
All purchase orders are in U.S. dollars.

Marketing

The  Company  markets its product lines directly  through
its  own sales force and through a network of independent
sales   representatives.   The  Company's  products   are
primarily  sold  in  the United States  to  approximately
1,900 customers including national retailers, department store chains, mass merchant retail and discount stores, supermarket chains, warehouse clubs, direct marketing companies, specialty chains and through other channels of distribution. No customer accounted for 10% or more of the Company's net sales during fiscal 1996.


Competition

The   markets  for  household  cutlery,  kitchenware  and
cutting   boards  are  highly  competitive  and   include
numerous domestic and foreign competitors, some of  which
are  larger  than  the  Company. The primary  competitive
factors  in  selling  such  products  to  retailers   are
consumer brand name recognition, quality, packaging, breadth of product line, distribution capability, prompt delivery and price to the consumer.


Patents and Trademarks

The  Company uses a number of owned trademarks, primarily
Hoffritzr,  Tristarr  and Hoanr as  well  as  Farberwarer
which   is   licensed  under  a  200  year   royalty-free
agreement,   which  it  considers  significant   to   its
competitive  position.  Some  of  these  trademarks   are
registered in the United States and others have become distinctive marks as to which the Company has acquired common law rights. The Company also has licensed several other trademarks from The Walt Disney Company and The
Pillsbury  Company  which it uses in  its  business.  The
Company also owns several design and utility patents expiring from 2000 to 2013 on the overall design of some of its knives (the handle and blade). The Company also acquired patents, trademarks and copyrights as part of the Hoffritzr purchase, expiring from 1999 to 2022. The
Company believes that the expiration of any of its patents would not have a material adverse effect on its business.

Seasonality

Although  the  Company sells its products throughout  the
year,  the Company has traditionally had higher net sales
during  its  third  and fourth quarters.   The  following
table sets forth the quarterly net sales for the three years ended December 31, 1996, 1995 and 1994:

                        Net    Sales
                       (in thousands)
            1st      2nd       3rd       4th
          Quarter  Quarter   Quarter   Quarter
1996       $19,300  $21,000   $25,100   $33,000

1995       $18,700  $15,600   $22,100   $24,200

1994       $14,600  $15,500   $20,300   $27,000


Backlog

Lifetime receives projections on a seasonal basis from its principal customers; however, firm purchase orders are most frequently placed on an as needed basis. The
Company's experience has been that while there may be some modifications of customers' projections, the Company is able, with some degree of certainty, to predict its product needs.

Lifetime's backlog at December 31, 1996 and 1995 was approximately $3,714,000. The Company expects to fill the 1996 backlog during 1997. The Company does not believe that backlog is indicative of its future results of operations or prospects. Although the Company seeks commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

Employees

As of December 31, 1996, the Company had 612 full-time employees, of whom 4 were employed in an executive capacity, 40 in sales, marketing and product development, 58 in financial, administrative or clerical capacities, 327 in warehouse or distribution capacities and 183 are outlet store personnel. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.


ITEM 2. PROPERTIES

The Company conducts its operations from four facilities, exclusive of the Outlet Store subsidiary. The Company's corporate headquarters located in Westbury, New York, occupy approximately 42,000 square feet and was acquired in October 1994 at an approximate cost of $6,850,000, inclusive of building, furniture, fixtures and equipment.

The Company's primary warehouse and distribution facility
located  in  central  New  Jersey occupies  approximately
305,000 square feet. The facility is leased pursuant to a
net  lease  subject to annual automatic renewals  through
January  31,  1998.   The  annual rent  is  approximately
$1,084,000.  The  Company  leased  approximately  136,000
square feet of additional warehouse and distribution space in 1995. The facility is leased through January 31, 1998 with an option to renew for an additional three years. The annual rent is approximately $429,000.


The Company also leases an approximately 2,000 square foot showroom in New York City. The annual rental is approximately $43,000 and the lease expires on June 30, 1999.

The   Company  is  designing  a  new  state  of  the  art
distribution center, which it expects to begin leasing in the beginning of 1998.

The    Company's    Outlet   Store   subsidiary    leases
approximately 50 stores in retail outlet centers located in 25 states throughout the country. The square footage of the stores range from approximately 2,000 square feet to 4,500 square feet. The terms of these leases range from three to five years with expiration dates beginning in January 1997 and extending through April 2002.



ITEM 3. LEGAL PROCEEDINGS

The   Company  is  not  involved  in  any  pending  legal
proceedings other than non-material ordinary routine litigation incidental to its business.



ITEM  4.  SUBMISSION  OF MATTERS TO A  VOTE  OF  SECURITY
HOLDERS

Not applicable.

PART II

ITEM  5.  MARKET  FOR THE REGISTRANT'S COMMON  STOCK  AND
RELATED STOCKHOLDER MATTERS

The  Company's  Common Stock is traded under  the  symbol
"LCUT" on the over-the-counter market and has been quoted
on  The  Nasdaq  National  Market  ("Nasdaq")  since  its
initial  public  offering,  in  June  1991.  The  Company
declared  and paid stock dividends in 1992 and  1993  and
declared  and  paid  a 3 for 2 stock split  in  1993.  On
December 14, 1994, the Board of Directors of the  Company
declared a 10% stock dividend  payable to shareholders of
record  on  December 27, 1994. On December 1,  1995,  the
Board  of  Directors of the Company declared a 10%  stock
dividend  payable to shareholders of record  on  December
15, 1995.  On February 5, 1997, the Board of Directors of
the  Company  declared a 10% stock  dividend  payable  to
shareholders of record on February 18, 1997.   All  share
and per share data included in this report have been retroactively adjusted to reflect the declaration and payment of stock dividends. See Note A to the financial statements.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by The Nasdaq Stock Market, Inc.


                        1996          1995
                     High   Low    High    Low

  First Quarter     $9.32  $7.27  $11.15  $9.30

  Second Quarter   $10.23  $7.27  $10.95  $8.68


  Third Quarter    $10.00  $8.30  $10.33  $7.70


  Fourth Quarter   $10.68  $7.84  $10.12  $7.84




On  December  31,  1996,  there  were  approximately  790
beneficial holders of the Common Stock of the Company.

The  Company  has not paid cash dividends on  its  Common
Stock. The Board of Directors currently intends to follow
a  policy  of  retaining  all  earnings  to  finance  the
continued   growth  and  development  of  the   Company's
business and does not anticipate paying cash dividends in the foreseeable future. The payments of stock dividends in December 1994, December 1995 and February 1997 are not indicative of the payment of future stock dividends.










ITEM 6. SELECTED FINANCIAL DATA

The  selected financial data set forth below for the five
years  in  the period ended December 31, 1996  have  been
derived  from  the audited  financial statements  of  the
Company. The data for 1994 through 1996 should be read in
conjunction  with "Item 7 - Management's  Discussion  and
Analysis   of   Financial  Condition   and   Results   of
Operations" and the audited financial statements and related notes thereto included elsewhere herein.

 <CAPTIION>
               (in thousands except per share data)
                                        Year Ended December 31,
                                   1996   1995      1994   1993      1992
INCOME STATEMENT DATA:
Net sales                        $98,426  $80,495 $77,449 $64,740 $60,832

Cost of sales                     50,528  43,531   41,726  34,991  33,278

Gross profit                      47,898  36,964   35,723  29,749  27,554

Selling, general and              31,915  25,397   21,636  18,600  17,278
administrative expenses
Income from operations            15,983  11,567   14,087  11,149  10,276

Interest expense                     671     401      124     124     186
Other income (net)                 (100)   (148)    (165)   (357)   (222)

Income before income taxes        15,412  11,314   14,128  11,382  10,312

Provision for federal, state and   6,060   4,387    5,498   4,377   4,130
local income taxes
Net income                        $9,352  $6,927   $8,630  $7,005  $6,182

Weighted average shares           12,675  12,753   12,618  12,452  12,273
outstanding
Net income per share               $0.74   $0.54    $0.68   $0.56   $0.50

                                  December 31,
                                   1996     1995      1994    1993     1992
BALANCE SHEET DATA:
Current assets                   $61,884  $62,569   $53,885  $49,412  $42,073

Current liabilities               13,213   13,836     8,916    8,435    7,351

Working capital                   48,671   48,733    44,969   40,977   34,722

Total assets                      84,772   75,756    64,696   53,610   45,503

Current debt                       1,000    4,600        _       _        _
Stockholders' equity             $71,559  $61,920   $55,780  $45,175  $38,152
















ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  RESULTS OF OPERATIONS

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below.


                                    Year Ended December 31,
                                  1996       1995       1994
 Net Sales                        100.0  %    100.0 %    100.0 %
 Cost of Sales                     51.3        54.1       53.9
 Gross Profit                      48.7        45.9       46.1
 Selling, General and Adm.         32.4        31.5       27.9
 Expense
 Income From Operations            16.3        14.4       18.2
 Interest Expense                   0.8         0.5        0.2
 Other Income (net)               (0.1)       (0.2)      (0.2)
 Income Before Income Taxes        15.6        14.1       18.2
 Income Taxes                       6.2         5.5        7.1
 Net Income                         9.4  %      8.6 %     11.1 %

1996 COMPARED TO 1995

Net Sales

Net sales for all products in 1996 were $98.4 million, an
increase  of $17.9 million or 22.3% over 1995. The  sales
growth  was  due  principally  to  net  sales  from   the
Farberware  Outlet  Stores which were acquired  in  April
1996  and the Hoffritz line, plus increased net sales  of
cutting  boards,  the Smart Choice line,  and  Farberware
gadgets,  partially  offset by  reduced  sales  of  other
Company products.


Gross Profit

Gross  profit for 1996 was $47.9 million, an increase  of
$10.9  million  or  29.6% over 1995. Gross  profit  as  a
percentage  of net sales was 48.7% in 1996 and  45.9%  in
1995.   The  increase in gross profit as a percentage  of
sales  is  attributable  to reduced  royalty  expense  in
connection  with the Farberware acquisition  as  well  as
change in product mix.


Selling, General and Administrative Expenses

As a percentage of net sales, selling, general and administrative expenses were 32.4% for 1996, as compared to 31.5% for 1995. Selling, general and administrative expenses for 1996 were $31.9 million, an increase of $6.5 million or 25.7% from 1995. This increase is primarily attributable to the operations of the Farberware Outlet
Stores, investments in additional personnel and new facilities and increased freight out expenses directly related to the increased sales.

Interest Expense

Interest expense for 1996 was $671,000, an increase of $270,000 over 1995. This increase is due to increased average borrowings under the Company's line of credit used to finance the Farberware acquisition.



Preliminary Results of First Quarter 1997

Although final numbers are not yet available, the Company expects net income for the three months ending March 31, 1997 will be approximately $1.3 million as compared to $1.7 million for the comparable prior year quarter. This projected decrease in net income would be due primarily to operating losses from the Company's Outlet Store subsidiary acquired in April 1996, and not included in the comparable prior year's quarter.


1995 COMPARED TO 1994

Net Sales

Net sales for all products in 1995 were $80.5 million, an
increase  of $3.0 million or 3.9% over 1994.   The  sales
growth  was  due principally to increased  net  sales  of
cutting  boards  and the Smart Choice line,  as  well  as
products sold under licenses, partially offset by reduced
sales of other Company products.

Gross Profit

Gross profit for 1995 was $37.0 million, an increase of $1.2 million or 3.5% over 1994. Gross profit as a percentage of net sales was 45.9% in 1995 and 46.1% in 1994.

Selling, General and Administrative Expenses

As a percentage of net sales, selling, general, and administrative expenses were 31.5% for 1995, as compared to 27.9% for 1994. Selling, general and administrative expenses for 1995 were $25.4 million, an increase of $3.8 million or 17.4% from 1994. This increase is primarily attributable to investments in additional personnel and new facilities, as well as an increase in bad debt expense.

Interest Expense

Interest expense for 1995 was $401,000, an increase of $277,000 over 1994. This increase is due to increased borrowings under the Company's line of credit to support higher inventory levels and common stock repurchase.


LIQUIDITY AND CAPITAL RESOURCES

The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for revolving credit loans or letters of credit.

Borrowings made under the Line bear interest payable daily at a negotiated short term borrowing rate (average daily rate for 1996 was 6.23%). As of December 31, 1996, the Company had $1,000,000 of borrowings and $10,262,000 of letters of credit and trade acceptances outstanding under the Line and, as a result, the availability under the Line was $13,738,000. The Line is cancelable by either party at any time.

In  April 1996, the Company entered into an agreement  to
acquire    certain    assets    of    Farberware,    Inc.
("Farberware").  Under  the  terms  of  the   acquisition
agreement  and a joint venture agreed to by  the  Company
and  Syratech  Corporation in connection  therewith,  the
Company  acquired  a  200  year, royalty-free,  exclusive
right to use the Farberwarer name in connection with  the
product  lines covered by its existing license agreement.
The Company also acquired 50 Farberware outlet stores and
the related inventory. In addition, rights to license the
Farberwarer  name  for use by third  parties  in  certain
categories are  held by the joint venture, owned  equally
by  the Company and a wholly owned subsidiary of Syratech
Corporation.  This agreement will enable the  Company  to
market products under the Farberwarer name without paying
royalties. The purchase price consisted of cash of  $12.7
million.

At  December  31,  1996, the Company had  cash  and  cash
equivalents  of $1.1 million versus $90,000  at  December
31,  1995, an increase of $1.0 million. Cash provided  by
operating  activities  was approximately  $19.0  million,
consisting primarily of net income,  decreased  inventory
levels,  increased  accounts payable, trade  acceptances,
and  accrued expenses and increased income taxes  payable
partially offset by increased receivables resulting  from
increased  sales. Cash used in investing  activities  was
approximately   $14.7   million,   consisting    of   the
Farberware  acquisition and fixed asset  purchases.  Cash
used  in  financing  activities  was  approximately  $3.3
million, consisting primarily of repayments of short term
borrowings.

Capital  expenditures were approximately $2.0 million  in
1996 and $0.7 million in 1995.  Capital expenditures  for
1996   consisted   primarily  of  assets   purchased   in
connection with the Farberware acquisition and  warehouse
machinery   and   equipment.    Total   planned   capital
expenditures  for  1997 are estimated  at  $9.0  million.
These expenditures are primarily for the new state of the
art distribution facility and the implementation of a new
financial reporting system.  These expenditures  will  be
financed  from  current operations and, if needed,  short
term borrowings.

Products are sold to retailers primarily on 30-day credit terms, and to distributors primarily on 60-day credit terms. As of December 31, 1996, the Company had an aggregate of $333,000 of accounts receivable outstanding in excess of 60 days. This represents approximately 2.2%
of gross receivables. The Company had inventory of $39.9 million as of that date.


The  Company  believes that its cash and cash equivalents
plus   internally   generated  funds   and   its   credit
arrangements will be sufficient to finance its operations
for the next 12 months.
                           13

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included herein commencing on page F-1.
The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.

                        Three Months Ended
              March 31   June 30  September30  December 31
          (Thousands of dollars, except per share data)

1996

Net sales       $19,273   $20,990    $25,116    $33,046
Cost of sales    10,179    10,895     11,708     17,746
sales
Net income        1,673    $1,270     $2,873      3,536
Net income
per
common share      $0.13     $0.10      $0.23      $0.28




1995

Net sales       $18,678   $15,556    $22,094    $24,167
Cost of sales     9,663     8,252     11,759     13,857
Net income        1,766     1,023      2,364      1,774
Net income
per
common share      $0.14     $0.08      $0.19      $0.14





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



PART III

ITEM 10.  DIRECTORS  AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The following table sets forth certain information
concerning the Executive Officers and Directors of the
Company and its predecessor:
                                              Director or
                                              Executive
                                              Officer of
                                              Company or
Name           Age     Position               its Predecessor
                                              Since

Milton L.       68     Chairman of the              1958
Cohen                  Board of Directors
                       and President


Jeffrey         54     Executive Vice               1967
Siegel                 President
                       and Director

Craig           47     Vice-President -             1973
Phillips               Distribution,
                       Secretary and
                       Director

Fred Spivak     44     Vice-President -             1984
                       Finance,
                       Finance, Treasurer


                       and Treasurer

Ronald          52     Director                     1991
Shiftan

Howard          76     Director                     1992
Bernstein

  Mr. Cohen has been continuously employed by the Company in his present capacity since 1958.

  Mr. Siegel has been continuously employed by the Company in his present capacity since 1967.

  Mr. Phillips has been continuously employed by the Company in his present capacity since 1981.

  Mr. Spivak has been continuously employed by the Company in his present capacity since 1984.

  Mr.  Shiftan  has Managing Director of  Patriot  Group,
LLC, a financial advisory firm since 1996.  From 1992  to
1996   Mr.   Shiftan  was  Vice  Chairman  of  HealthCare
Investment  Corporation,  a manager  of  private  venture
capital  partnerships.   Prior thereto  he  was  Managing
Director of Sphere Capital Partners, a financial advisory
firm  which acted as financial advisor to the Company  in
connection with its initial public offering in 1991.

  Mr. Bernstein has been a member of the Certified Public
Accounting firm, Cole, Samsel & Bernstein LLC (and its predecessors) for approximately forty-seven years.

  Jeffrey Siegel and Craig Phillips are cousins.

  The   Board  of  Directors  has  established  an  audit
committee,   all   of  whose  members   are   independent
directors.



  The  directors and officers of the Company are  elected
annually  by  the stockholders and Board of Directors  of
the  Company,  respectively. They serve  until  the  next
annual  meeting  of  the  stockholders  or  until   their
successors have been elected and qualified or until their
earlier resignation or removal.

  Directors who are not employees of the Company will receive $5,000 per year, in addition to $1,000 for each meeting of the Board attended, plus reimbursement of reasonable out-of-pocket expenses. Directors who are employees of the Company do not receive compensation for serving as directors or attending meetings. The Company has entered into indemnification agreements with the directors and officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information
to  appear under the caption "Executive Compensation"  in
the  Company's definitive Proxy Statement  for  its  1997
Annual Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information
to  appear under the caption "Principal Stockholders"  in
the  Company's definitive Proxy Statement  for  its  1997
Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the Company's definitive Proxy Statement for its 1997 Annual
Meeting of Stockholders.


PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
REPORTS ON FORM 8-K

(a)   (1)  and (2) _ see list of Financial Statements  and
Financial Statement Schedules on F-1.

(b)  Reports on Form 8-K in the fourth quarter of 1996.

     None.

(c)  Exhibits*:


Exhibit
No.       Description

3.1  Restated Certificate of Incorporation of the Company
     (incorporated herein by reference to Exhibit 3[a] to
     Form   S-1   [No.   33-40154]   of   Lifetime   Hoan
     Corporation).

3.2  Amendment  dated  June  9,  1994  to  the   Restated
     Certificate   of   Incorporation  of   the   Company
     (incorporated by reference to the December 31,  1994
     Form   10-K   [No.   1-19254]   of   Lifetime   Hoan
     Corporation).


3.3 By-Laws of the Company (incorporated herein by reference to Exhibit 3[b] to Form S-1 [No. 33-40154] of Lifetime Hoan Corporation).

10.1 Loan Agreement dated as of May 11, 1988 with Bank of
     New York, as amended (incorporated by Reference to Exhibit 10[d] to Form S-1 [No. 33-40154] of Lifetime
     Hoan Corporation).

10.2 Amendment  No. 6 dated as of March 5,  1992  between
     Lifetime  Hoan Corporation and The Bank of New  York
     (incorporated by reference to the December 31,  1991
     Form   10-K   [No.   1-19254]   of   Lifetime   Hoan
     Corporation).

10.3 Stock Option Plan for key employees of Lifetime Hoan
     Corporation, as amended June 9, 1994 (incorporated by reference to the December 31, 1994 Form 10-K [No.
     1-19254] of Lifetime Hoan Corporation).

10.4 Promissory notes dated December 17, 1985  of  Milton
     L.  Cohen, Jeffrey Siegel, Craig Phillips and Robert
     Phillips, as amended (incorporated by reference to Exhibit 10[f] to Form S-1 [No. 33-40154] of Lifetime
     Hoan Corporation).

10.5 Lease  to  Dayton, New Jersey premises dated  August
     20,  1987  and  amendment between the   Company  and
     Isaac  Heller (incorporated by reference to  Exhibit
     10[h]  to  Form S-1 [No. 33-40154] of Lifetime  Hoan
     Corporation).

10.6 License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to Exhibit 10[j] to Form S-1 [No. 33-
     40154] of Lifetime Hoan Corporation).

10.7 License Agreement dated as of April 19, 1991 between the Company and The Pillsbury Company (incorporated by reference to Exhibit 10[m] to Form S-1 [No. 33-
     40154] of Lifetime Hoan Corporation).

10.8 Real  Estate Sales Agreement dated October 28,  1993
     between  the  Company  and  The  Olsten  Corporation
     (incorporated by reference to the December 31,  1993
     Form   10-K   [No.   1-19254]   of   Lifetime   Hoan
     Corporation).

10.9 Amendment  to the Real Estate Sales Agreement  dated
     September  26,  1994  between the  Company  and  The
     Olsten Corporation. (incorporated by reference to the December 31, 1995 Form 10-K [No. 1-19254] of
     Lifetime Hoan Corporation).

10.10 Lease to additional Dayton, New Jersey premises dated December 7, 1994. (incorporated by reference to the December 31, 1995 Form 10-K [No. 1-19254] of
     Lifetime Hoan Corporation).

10.11      License  Agreement  dated  December  21,  1995
     between the Company and The Walt Disney Company.

10.12     Memorandum of purchase dated September 18, 1995
     between  the  Company and Alco Capital  Group,  Inc.
     (incorporated by reference to the September 30, 1995
     Form   10-Q   [No.   1-19254]   of   Lifetime   Hoan
     Corporation).




10.13      Registration Rights Agreement dated  September
     18, 1995 between the Company and Alco Capital Group,
     Inc. (incorporated by reference to the September 30, 1995 Form 10-Q [No. 1-19254] of Lifetime Hoan
     Corporation).

10.14     Amendment No. 1 dated September 26, 1995 to the
     Lease   for   the  additional  Dayton,  New   Jersey
     premises.   (incorporated  by   reference   to   the
     September  30,  1995  Form  10-Q  [No.  1-19254]  of
     Lifetime Hoan Corporation).

10.15 Form of Extension Agreement dated as of December 15, 1995 between Milton L. Cohen and
     Lifetime Hoan Corporation (incorporated by reference to the January 8, 1996 Form 8-K [No. 1-19254] of
     Lifetime Hoan Corporation).

10.16       Form  of  Extension  Agreement  dated  as  of
     December   15,  1995  between  Jeffrey  Siegel   and
     Lifetime Hoan Corporation (incorporated by reference
     to  the  January 8, 1996 Form 8-K [No.  1-19254]  of
     Lifetime Hoan Corporation).

10.17       Form  of  Extension  Agreement  dated  as  of
     December   15,  1995  between  Craig  Phillips   and
     Lifetime Hoan Corporation (incorporated by reference
     to  the  January 8, 1996 Form 8-K [No.  1-19254]  of
     Lifetime Hoan Corporation).

10.18       Asset   Purchase  Agreement  by  and  between
     Farberware, Inc., Far-b Acquisition Corp.,  Syratech
     Corporation  and  Lifetime Hoan  Corporation,  dated
     February 2, 1996.

10.19      Joint  Venture Agreement by and among Syratech
     Corporation,  Lifetime  Hoan Corporation  and  Far-b
     Acquisition Corp., dated February 2, 1996.

10.20    Employment  Agreement dated April 7,  1996  with
     Milton L. Cohen (incorporated by reference to the March 31, 1996 10Q).

10.21    Employment  Agreement dated April 7,  1996  with
     Jeffrey  Siegel  (incorporated by reference  to  the
     March 31, 1996 10Q).
 .
10.22    Employment  Agreement dated April 7,  1996  with
     Craig  Phillips  (incorporated by reference  to  the
     March 31, 1996 10Q).

10.23   Lifetime  Hoan 1996 Incentive Stock  Option  Plan
     (incorporated  by reference to the  March  31,  1996
     10Q).

10.24  Lifetime  Hoan  1996 Incentive Bonus  Compensation
     Plan (incorporated by reference to the March 31, 1996 10Q).

21   Subsidiaries of the registrant

23   Consent of Ernst & Young LLP.

27        Financial Data Schedule

*The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibits.

(d) Financial Statement Schedules _ the response to this portion of Item 14 is submitted as a separate section of this report.


           FORM 10-K -- ITEM 14(a)(1) and (2)
                LIFETIME HOAN CORPORATION

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULE


The following Financial Statements and Schedule of
Lifetime Hoan Corporation are included in Item 8.

Report of Independent Auditors                               F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995 F-3
Consolidated Statements of Income for the
     Years ended December 31, 1996, 1995 and 1994            F-4
Consolidated Statements of Changes in Stockholders' Equity for  the
     Years ended December 31, 1996, 1995 and 1994            F-5
Consolidated Statements of Cash Flows for the
     Years ended December 31, 1996, 1995 and 1994            F-6
Notes to Consolidated Financial Statements                   F-7


The following financial statement schedule of Lifetime Hoan Corporation is included in Item 14 (d);

 Schedule II - Valuation and qualifying accounts            F-15





All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.






                           F-1
             REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Lifetime Hoan Corporation

We  have  audited  the accompanying consolidated  balance
sheets  of  Lifetime Hoan Corporation as of December  31,
1996 and 1995 and the related consolidated statements  of
income, stockholders' equity, and cash flows for each  of
the  three  years in the period ended December 31,  1996.
Our audits also included the financial statement schedule
listed  in  the Index at Item 14(a).  These  consolidated
financial  statements and schedule are the responsibility
of  the Company's management.  Our responsibility  is  to
express   an  opinion  on  these  consolidated  financial
statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In  our  opinion,  the financial statements  referred  to
above  present  fairly,  in all  material  respects,  the
consolidated   financial  position   of   Lifetime   Hoan
Corporation  at  December  31,  1996  and  1995  and  the
consolidated results of their operations and  their  cash
flows  for  each of the three years in the  period  ended
December  31, 1996, in conformity with generally accepted
accounting principles.  Also, in our opinion, the related
financial statement schedule, when considered in relation
to the basic consolidated financial statements taken as a
whole,  presents  fairly  in all  material  respects  the
information set forth therein.



Ernst & Young LLP

Melville, New York
February 12, 1997


                           F-2

               CONSOLIDATED BALANCE SHEETS

                LIFETIME HOAN CORPORATION

December 31

                                                          December 31,
ASSETS                                                 1996         1995
CURRENT ASSETS
   Cash and cash equivalents                        $1,093,432      $89,797

   Accounts receivable, less allowances of $791,000
(1996) and $663,000 (1995)                          14,000,366   12,682,401
   Merchandise inventories                          39,916,990   43,337,000
   Prepaid expenses                                  4,930,194    4,578,813
   Deferred income taxes                             1,018,000    1,186,000
   Other current assets                                925,181      695,241
      TOTAL CURRENT ASSETS                          61,884,163   62,569,252
PROPERTY AND EQUIPMENT, at cost, net of accumulated
depreciation and amortizaion of $4,016,403 (1996)                                        ) and
and $2,841,202 (1995)                                8,696,802    7.882.166
EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
accumulated amortization of $773,300 (1996) and
$708,100 (1995)                                      1,905,902    1,971,102
OTHER INTANGIBLES, net of accumulated amortization of
$335,250 (1996) and $24,000 (1995)                  11,340,884    2,452,748
OTHER ASSETS                                           944,164      880,766
                                                   $84,771,915  $75,756,034
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and trade acceptances           $4,012,132   $3,072,401
   Accrued expenses                                  6,882,422    5,931,414
   Income taxes                                      1,318,728      232,447
       Short term borrowings                         1,000,000    4,600,000
      TOTAL CURRENT LIABILITIES                     13,213,282   13,836,262


STOCKHOLDERS' EQUITY
Series B Preferred stock, $1 par value, authorized
2,000,000 shares; none
       issued
Common stock, $.01 par value, authorized 25,000,000 shares;
issued and outstanding 12,406,509,  shares in 1996 and
11,257,276 shares in 1995                              124,065      112,573
Paid-in-capital                                     74,756,842   61,103,589
Retained earnings (See page F-5)                   (2,336,661)    1,845,007
                                                    72,544,246   63,061,169
Less:
   Notes receivable for shares issued to
     stockholders                                      908,064    1,048,064
   Deferred compensation                                77,549       93,333
                                                    71,558,633   61,919,772

                                                   $84,771,915  $75,756,034

     See notes to consolidated financial statements.



                           F-3






            CONSOLIDATED STATEMENTS OF INCOME
                LIFETIME HOAN CORPORATION




                                    Year Ended December 31,
                                       1996          1995         1994

Net sales                           $98,426,445  $80,494,661  $77,449,279
Cost of sales                        50,528,212   43,530,828   41,725,973
                                     47,898,233   36,963,833   35,723,306

Selling, general and                 31,914,952   25,396,863   21,636,304
administrative expenses

INCOME FROM OPERATIONS               15,983,281   11,566,970   14,087,002


Other (income) deductions:
   Interest expense                     670,838      400,577      123,966
   Other (income), net                 (99,717)    (147,870)    (165,137)

INCOME BEFORE INCOME TAXES           15,412,160   11,314,263   14,128,173


Provision for federal, state and
local
   income taxes                       6,060,000    4,387,000    5,498,000

NET INCOME                           $9,352,160   $6,927,263   $8,630,173

NET INCOME PER SHARE                      $0.74        $0.54        $0.68





     See notes to consolidated financial statements









                           F-4

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            LIFETIME HOAN CORPORATION

                                                                   Notes
                         Common Stock    Paid-in     Retained    Receivable   Deferred
                       Shares   Amount   Capital     Earnings       from     Compensation     Total
                                                               Stockholders


Balance at December   9,122,743 $91,227 $39,136,881  $7,278,383 ($1,183,712)  ($147,350)   45,175,429
31, 1993

Grant of stock options                       28,350                             (28,350)      _
Exercise of stock options12,884     129     103,235                                           103,364
Exercise of warrants    264,424   2,644   1,834,952                                         1,837,596
Net income for the
year ended
  December 31, 1994                                   8,630,173                             8,630,173
Amortization of                                                                  33,512        33,512
deferred compensation
Stock dividend          939,962   9,400  11,035,154 (11,044,554)                               _
Balance at December
31, 1994             10,340,013 103,400  52,138,572   4,864,002 ($1,183,712)   (142,188)   55,780,074

Exercise of stock options40,046     401    252,336                                            252,737
options
Exercise of warrants      6,810      68     43,379                                             43,447
Stock issued in          46,512     465    476,283                                            476,748
exchange for intangibles
Repurchase and
retirement of common  (199,442) (1,994) (1,006,781)   (736,225)    135,648                (1,609,352)
stock
Net income for the
year ended
  December 31, 1995                                  6,927,263                             6,927,263
Amortization of                                                                  48,855       48,855
deferred compensation
Stock dividend        1,023,337  10,233  9,199,800  (9,210,033)                               _
Balance at December
  31, 1995           11,257,276 112,573 61,103,589   1,845,007   (1,048,064)   (93,333)   61,919,772
Exercise of stock options20,356     203    124,567                                           124,770
Exercise of warrants      1,058      11      6,136                                             6,147
Repayment of note                                                    140,000                 140,000
     receivable
Net income for the
year ended
  December 31, 1996                                   9,352,160                             9,352,160
Amortization of
deferred compensation                                                            15,784       15,784
Stock dividend        1,127,819  11,278   13,522,550 (13,533,828)                               _
Balance at December
31, 1996             12,406,509 $124,065 $74,756,842 ($2,336,661)   ($908,064)  ($77,549)  $71,558,633
                 See notes to consolidated financial statements
                                       F-5



          CONSOLIDATED STATEMENTS OF CASH FLOWS
                LIFETIME HOAN CORPORATION


                                           1996            1995          1994
OPERATING ACTIVITIES
Net income                               $9,352,160      $6,927,263   $8,630,173
Adjustments to reconcile net income to
net cash
provided by (used in) operating
activities:
Depreciation and amortization             1,571,853         905,464     644,179
Deferred taxes                              168,000       (357,000)   (233,000)
Amortization of deferred compensation        15,784          48,855      33,512
Provision for losses on accounts          4,088,783       4,220,300   3,373,183
receivable
Loss on sale of marketable securities,       _               _           93,122
net
Changes in operating assets and
liabilities excluding effect
of acquisitions:
Accounts receivable                     (5,406,748)     (2,836,102) (7,331,052)
Merchandise inventories                   6,920,010    (12,330,000) (2,215,000)
Prepaid expenses, other current assets
and other assets                          (644,719)       (103,558) (2,246,497)
Accounts payable and trade acceptances
  and accrued expenses                    1,890,739         988,798     623,813
Income taxes payable                      1,086,281       (668,203)   (142,933)

    NET CASH PROVIDED BY  (USED IN)
    OPERATING ACTIVITIES                 19,042,143     (3,204,183)   1,229,500

INVESTING ACTIVITIES
Purchase of property and equipment, net (2,010,039)       (717,281)  (7,159,993)
    Purchase of  intangibles and store (12,699,386)     (2,000,000)       _
                            inventory
Purchases of marketable securities           _               _       (9,679,866)
Proceeds from sales of marketable            _               _        9,586,744
securities

NET CASH  (USED IN)
INVESTING ACTIVITIES                   (14,709,425)     (2,717,281)  (7,253,115)


FINANCING ACTIVITIES
Proceeds from (repayments of) short     (3,600,000)       4,600,000        _
term borrowings, net
Proceeds from the exercise of warrants        6,147          43,447   1,837,596
Proceeds from the exercise of stock         124,770         252,737     103,364
options
Repayment of note receivable from           140,000          _             _
stockholder
Repurchase of common stock, net              _          (1,609,352)        _


NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                    (3,329,083)      3,286,832   1,940,960

INCREASE  (DECREASE) IN CASH
AND CASH EQUIVALENTS                      1,003,635    (2,634,632)  (4,082,655)
Cash and cash equivalents at beginning       89,797      2,724,429   6,807,084
of year
CASH AND CASH EQUIVALENTS AT END OF      $1,093,432        $89,797  $2,724,429
YEAR

     See notes to consolidated financial statements
                           F-6
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                LIFETIME HOAN CORPORATION


NOTE  A _ SIGNIFICANT ACCOUNTING POLICIES

  Business: The accompanying financial statements include  the accounts of Lifetime Hoan Corporation ("Lifetime") and  Outlet
Retail   Stores,  Inc.  ("Outlets"),  Lifetime's  wholly-owned
subsidiary, collectively the "Company".

     The Company is engaged in the design, marketing and distribution of household cutlery, kitchenware and cutting boards, sold under a number of widely recognized tradenames and through licensing agreements. The Company sells its products primarily to retailers throughout the United States and to consumers through its Outlets subsidiary.

  Revenue   Recognition:  Revenue  is  recognized   upon   the
shipment of merchandise.

  Inventories: Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.

  Property and Equipment: Fixed assets other than leasehold improvements are being depreciated on the straight-line method over the estimated useful lives of the assets. Building and improvements are being depreciated over 30 years. Leasehold improvements are being amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

  Cash Equivalents: The Company considers highly liquid debt instruments, with a maturity of three months or less when purchased, to be cash equivalents.

  Accounting   Estimates:   The   preparation   of   financial
statements  in  conformity with generally accepted  accounting
principles   requires  management  to   make   estimates   and
assumptions   that   affect  the  financial   statements   and
accompanying  notes. Actual results could  differ  from  those estimates.

  Excess   of   Cost  Over  Net  Assets  Acquired  and   Other
Intangibles: Excess of cost over net assets acquired is  being
amortized  on  a  straight-line basis over  40  years.   Other
intangibles  consist of a royalty-free license, trademark  and brandname acquired pursuant to two acquisitions (see  Note  J)
and  are  being  amortized on a straight-line  basis  over  30 years.






 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS _ continued

                LIFETIME HOAN CORPORATION


NOTE  A _ SIGNIFICANT ACCOUNTING POLICIES (continued)

      Recent  Accounting  Pronouncement: In  March  1995,  the
Financial Accounting Standards Board issued Statement No. 121,
"Accounting  for the Impairment of Long-Lived Assets  and  for
Long-Lived   Assets  to  be  Disposed  Of",   which   requires
impairment losses to be recorded on long-lived assets used  in operations when indicators of impairment are present  and  the undiscounted  cash  flows estimated to be generated  by  those
assets  are less than the assets' carrying amount.   Statement
No.  121  also addresses the accounting for long-lived  assets that  are  expected  to be disposed of.  The  Company  adopted
Statement  No.  121  in the first quarter  of  1996  and  such adoption did not have any effect on the consolidated financial statements.

  Net  Income Per Share: Net income per common share is  based upon  net  income  divided by the weighted average  number  of
common   shares   and  equivalents  outstanding   during   the
respective  periods, retroactively adjusted to  reflect  stock dividends (see Note  E). The weighted average number of common shares  used in the computation of net income per  share  were
12,674,643,  12,753,066, and 12,617,697 for  the  years  ended
December 31, 1996, 1995 and 1994, respectively.

NOTE B _ PROPERTY AND EQUIPMENT

Property and equipment consist of:          December 31
                                          1996         1995

Land                                     $832,000    $832,000
Building and improvements               4,615,793   4,586,903
Machinery, furniture and equipment      7,237,520   5,276,573
Leasehold improvements                     27,892      27,892
                                       12,713,205  10,723,368
Less accumulated depreciation and       4,016,403   2,841,202
amortization
                                       $8,696,802  $7,882,166


NOTE C _ ACCRUED EXPENSES

Accrued expenses consist of:
                                            December 31
                                          1996         1995

Royalties                                $466,000     $641,000
Commissions                               557,000      635,000
Contract costs                          3,267,000    3,248,000
Other                                   2,592,422    1,407,414
                                       $6,882,422   $5,931,414

NOTE D _ LINE OF CREDIT

  The  Company has available an unsecured $25,000,000 line  of credit  with a bank (the "Line") which may be used  for  short term borrowings, letters of credit or trade acceptances. As of
December  31,  1996, the Company had borrowings of  $1,000,000 and  letters  of  credit and trade acceptances of  $10,262,000 outstanding.  The Line is cancelable by either  party  at  any time.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS _ continued

                LIFETIME HOAN CORPORATION

NOTE D _ LINE OF CREDIT (continued)

  Borrowings made under the Line bear interest payable daily at a negotiated short term borrowing rate, (average daily rate for 1996 was 6.23%). The Company is charged a nominal fee on the entire Line.

  The   Company  paid  interest  of  approximately   $671,000,
$401,000  and  $124,000 during the years  ended  December  31,
1996,  1995 and 1994, respectively.

NOTE E _ CAPITAL STOCK

       Stock  Dividends:  Effective  on  June  9,  1994,   the
shareholders of the Company approved an increase in the number of  authorized  shares  of  Common Stock  from  10,000,000  to
25,000,000.  In each of 1995 and 1994, the Board of  Directors of  the Company declared a 10% stock dividend. On February  5,
1997,  the  Board of Directors of the Company declared  a  10%
stock dividend to shareholders of record on February 18, 1997, payable February 26, 1997.  The stock dividend is recorded  at its market value, $12.00 per share.  All common stock data  in the  consolidated financial statements give retroactive effect to the February 1997 stock dividend.

     Warrants:  In  1996,  1995 and  1994,  1,058,  6,810  and
264,424, respectively, of warrants were exercised. The net proceeds from the exercises in 1996, 1995 and 1994 were $6,147, $43,447 and $1,837,596, respectively. There are no outstanding warrants as of December 31, 1996.

     Stock  Option Plans: The Company has a Stock Option  Plan
(the  "Plan") pursuant to which options may be granted to  key employees of the Company, including directors and officers. On
June  9,  1994,  the shareholders of the Company  approved  an amendment  to  the Plan to increase the shares  available  for issuance from 500,000 to 1,500,000 shares of Common Stock. The
Plan authorizes the Board of Directors of the Company to issue incentive stock options as defined in Section 422A (b) of  the
Internal Revenue Code and stock options that do not conform to
the  requirements  of that Section of the Code.   All  options
expire on the tenth anniversary of the date of grant and  vest over a four year period commencing on the date of grant.

     In  June  1996, the stockholders of the Company  approved
the  adoption of the Lifetime Hoan Corporation 1996  Incentive
Stock  Option Plan (the "ISO Plan").  The ISO Plan  authorizes the  granting of 250,000 options to purchase Common  Stock  to
officers  of  the Company and its subsidiary.   No  individual
officer  may be granted more than 175,000 options to  purchase
Common  Stock.   The  ISO  Plan  authorizes  the  issuance  of
incentive  stock  options as defined in  Section  422  of  the
Internal  Revenue  Code.   All options  expire  on  the  fifth
anniversary of the date of grant and vest in one year from the date of grant.



                           F-9
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS _ continued

                LIFETIME HOAN CORPORATION

NOTE E _ CAPITAL STOCK (continued)

     The  Company has elected to follow Accounting  Principles
Board  Opinion  No.  25,  "Accounting  for  Stock  Issued   to
Employees"   ("APB   25")  and  related   Interpretations   in
accounting   for  its  employee  stock  options  because,   as
discussed   below,  the  alternative  fair  value   accounting
provided  for under Statement of Financial Accounting Standard
No. 123, "Accounting for Stock-Based Compensation" ("Statement
123"),  requires use of option valuation models that were  not
developed  for  use in valuing employee stock options.   Under
APB  25,  because the exercise price of the Company's employee stock  options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and net income
per   share  is  required  by  Statement  123,  and  has  been
determined  as if the Company has accounted for  its  employee stock  options under the fair value method of that  Statement.
The fair value for these options was estimated at the date  of grant  using a Black-Scholes option valuation model  with  the following  weighted average assumptions:  risk  free  interest rates  of  6.34%  and  6.43%; no dividend  yields;  volatility factor  of  the expected market price of the Company's  common stock  of  .35; and a weighted-average expected  life  of  the options  of 4.8 and 6.0 years at December 31, 1996  and  1995, respectively.

     The  Black-Scholes option valuation model  was  developed
for  use in estimating fair value of traded options which have
no  vesting  restrictions  and  are  fully  transferable.   In
addition, option valuation models require the input of  highly subjective  assumptions  including the  expected  stock  price volatility.  Because the Company's employee stock options have characteristics significantly different from those  of  traded
options,   and   because  changes  in  the  subjective   input
assumptions can materially affect the fair value estimate,  in management's  opinion, the existing models do not  necessarily provide  a  reliable single measure of the fair value  of  its employee stock options.

     The Company's required pro forma net income and net income per share calculated under Statement 123's fair value method is not materially different from amounts reported under APB 25.

The following summarizes stock option transactions:

                     1996                1995                 1994

              Shares   Weighted   Shares    Weighted   Shares   Weighted
              Under     Average    Under    Average     Under    Average
              Option   Exercise   Option    Exercise   Option   Exercise
                         Price               Price                Price

Balance-Jan 1, 625,633    $5.43    614,209    $5.40     559,916    $5.32

Grants         202,750    $8.45     14,600    $9.37      29,500    $7.66

Exercised     (20,356)    $5.57   (40,046)    $5.19    (12,884)    $6.03

Canceled      (18,061)    $6.30   (20,005)    $5.93    (18,160)    $4.78

Stock           78,997              56,875               55,837
Dividends

Balance   -
Dec 31,        868,963    $6.19    625,633    $5.43     614,209   $5.40

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS _ continued

                LIFETIME HOAN CORPORATION

NOTE E _ CAPITAL STOCK (continued)

The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 were $3.85 and $5.19, respectively.

The following table summarizes information about employees stock options outstanding at December 31, 1996:


                                    Weighted-
               Options    Options    Average
     Exercise  Outstan  Exercisab   Remaining
        Price     ding         le  Contractual
                                      Life
$4.31 - $5.51   385,357    385,357   5.3 years
$6.39 - $8.41   384,216    115,694   7.7 years
$8.83 - $10.33   99,390     89,789   5.2 years
                868,963    590,840   6.4 years



In connection with the grant of certain options, the Company recorded, and is amortizing, deferred compensation.

In connection with the exercise of options under a stock option plan which has since expired, the Company received cash of $255,968 and notes in the amount of $903,712. The notes bear interest at 9% and are due no later than December 31, 2000.


NOTE F _ INCOME TAXES

      The Company uses the liability method as required by Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Income taxes consist of:

                                  Year Ended December 31,
                                 1996       1995      1994
Current:
Federal                       $4,813,000 $3,875,000  $4,584,000
State and local                1,079,000    869,000   1,147,000
Deferred                         168,000  (357,000)   (233,000)
PROVISION FOR INCOME TAXES    $6,060,000 $4,387,000  $5,498,000

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS _ continued

                LIFETIME HOAN CORPORATION

NOTE F _ INCOME TAXES (continued)

                                   December 31,
                                  1996      1995

Merchandise inventories         $1,054,000  $1,120,000
Accounts receivable
   allowances                      313,000     200,000
Other                            (349,000)   (134,000)
                                $1,018,000  $1,186,000

  The provision for income taxes on historical income differs from the amounts computed by applying the applicable federal statutory rates as follows:



                                     Year Ended December 31
                                 1996       1995      1994
Provision for Federal income
taxes at
the statutory rate           $5,240,000  $3,847,000  $4,945,000
Increases (decreases):
  State and local income
taxes net of
Federal income tax benefit       712,000    574,000     746,000
  Other                          108,000   (34,000)   (193,000)
PROVISION FOR INCOME TAXES    $6,060,000 $4,387,000  $5,498,000

The   Company   paid  income  taxes  (net   of   refunds)   of
approximately  $4,830,000, $5,428,000, and  $5,912,000  during the years ended December 1996, 1995 and 1994, respectively.

NOTE G _ COMMITMENTS

  Operating Leases: The Company has lease agreements for its warehouse, showroom facilities and outlet stores which expire through April 30, 2002. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs.

  Aggregate  minimum  rentals  on  operating  leases  are   as
follows:

Year ended December 31:

1997                             $3,075,000
1998                              1,104,000
1999                                690,000
2000                                332,000
2001                                184,000
Thereafter                           21,000
                                 $5,406,000
                                       00

  Rental and related expenses on the operating leases were approximately $3,570,000, $1,315,000, and $1,199,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS _ continued

                LIFETIME HOAN CORPORATION

NOTE G _ COMMITMENTS (continued)

  The  Company  has issued a letter of credit of approximately
$279,000 which is held by the landlord as security for its warehouse leases.

  Royalties: At December 31, 1996, aggregate minimum payments due under royalty agreements were approximately $280,000 and are payable through 1997 (See Note J).

  Employment Agreements: In April 1996, the Company entered into employment agreements with its President and Executive
Vice President, providing for annual salaries of $700,000 and $400,000 respectively, and for the payment of bonuses pursuant to the Company's 1996 Incentive Bonus Compensation Plan (the
"Bonus Plan") (see below). The employment agreements continue through April 1999, thereafter for additional periods of one year unless terminated by either the Company or the executive.

   In April 1996, the Company entered into an employment agreement with its Vice President-Manufacturing, providing for an annual salary of $150,000.

   Incentive  Bonus  Compensation Plan:  In  April  1996,  the
Board  of Directors adopted and in June 1996, the stockholders approved the Bonus Plan.  The Bonus Plan provides the award of a  bonus, with respect to each of the ten fiscal years of  the
Company  beginning with the 1996 fiscal year, to the President and  the  Executive Vice President of the Company.  The  bonus payable to each executive is an amount equal to 3.5% of pretax income, before any provision for executive compensation, stock options  exercised  during the year under the  Company's  1991
Stock  Option Plan and extraordinary  items.  During the  year ended  December  31,  1996 the Company  recorded  compensation expense  of approximately $1.2 million pursuant to  the  Bonus
Plan.


NOTE H _ RELATED PARTY TRANSACTION

   In  May 1993, the Company loaned $140,000 to a director  of the  Company for the exercise of stock options.  The loan  had
an  interest  rate  of 9%, payable quarterly.   The  loan  and
accrued interest was repaid in May 1996.

     In connection with the Farberware acquisition, a director of the Company was paid $292,000 for a financial advisory fee.

NOTE I _ RETIREMENT PLAN

   The Company established a defined contribution retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code effective January 1, 1994.
Participants can make voluntary contributions up to a maximum of 15% of their salary. The Company made no contributions to the Plan in 1996, 1995 and 1994.


                          F-13
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS _ continued

                LIFETIME HOAN CORPORATION

NOTE J _ ACQUISITIONS

    Farberware  Acquisition:   In  April,  1996,  the  Company
together  with an unrelated third party, Syratech Corporation, acquired  certain  assets of Farberware,  Inc.  ("Farberware")
including the assignment to the Company of a 200 year, royalty-
free,   exclusive  right  to  use  the  Farberwarer  name   in
connection  with  the product lines covered  by  its  previous license  agreement with Farberware. The Company also  acquired all  of  the  Farberware outlet stores,  including  inventory.
Rights  to  license  the Farberwarer name  for  use  by  third parties  are  held by a joint venture, owned  equally  by  the
Company  and Syratech Corporation.  The Company's  portion  of the  purchase  price was $12.7 million, of which $9.2  million was  attributed to the royalty-free exclusive right to use the
Farberwarer  name as mentioned above. The Company  is  jointly
and   severally  liable  for  the  obligations   of   Syratech
Corporation under the terms of the agreement. The Company will be  indemnified by Syratech Corporation for any losses it  may
incur   as   a  result  of  their  failure  to  perform   such
obligations.

  Hoffritz  Acquisition:   In  September  1995,  the   Company
acquired  the  Hoffritzr  trademarks  and  brand  name.    The
purchase  price consisted of cash and the issuance  of  46,512 shares of Common Stock, valued at $10.25, the market price  at the date of the issuance.

NOTE K _ CONCENTRATIONS OF CREDIT RISK

  Financial instruments which potentially subject the  Company
to   significant   concentrations  of  credit   risk   consist
principally  of  cash  and  equivalents  and  trade   accounts
receivable.

  The  Company  maintains  cash and equivalents  with  various
financial   institutions.   The  Company   performs   periodic
evaluations  of  the  relative worthiness of  its  investments which are considered in the Company's investment strategy.

  Concentrations  of  credit  risk  with  respect   to   trade
accounts  receivable are limited due to the  large  number  of entities  comprising  the Company's customer  base  and  their dispersion  across  the United States. The Company's  accounts
receivable   are  not  collateralized.  Credit   losses   have
consistently   been  within  management's  expectations.   The
Company  periodically  reviews  the  status  of  its  accounts
receivable  and  accordingly  establishes  an  allowance   for
doubtful accounts.


                LIFETIME HOAN CORPORATION


     Schedule II - Valuation and Qualifying Accounts

                Lifetime Hoan Corporation

                                                     <C
                                                     >
       COL. A          COL. B     COL. C    COL. D         COL. E
                                Additions
                       Balance     (1)
                         at      Charged
                                    to
                      Beginnin  Costs and  Deductio        Balance
                        g of                  ns             at
     Description       Period    Expenses  Describe        end of
                                                           period
Year  ended  December
31, 1996
Deducted  from  asset
accounts:
 Allowance    for
doubtful
acconts                $75,000    $500,080   $500,080 (a)     $75,000
  Reserve for sales
returns and allowances 588,000   3,588,703  3,460,703 (b)     716,000
                      $663,000  $4,088,783 $3,960,783        $791,000


Year  ended  December
31, 1995
Deducted  from  asset
accounts:
Allowance    for
doubtful
accounts                $75,000   $534,399    $534,399 (a)    $75,000
Reserve for sales
returns and allowances  485,000  3,685,901   3,582,901 (b)    588,000
                       $560,000 $4,220,300  $4,117,300       $663,000

Year  ended  December
31, 1994
Deducted  from  asset
accounts:
Allowance    for
doubtful
accounts                $100,000    $21,875      $46,875 (a)    $75,000
Reserve for sales
returns and allowances   291,000  3,351,308    3,157,308 (b)    485,000
                        $391,000 $3,373,183   $3,204,183       $560,000

(a) Uncollectible   accounts   written   off,   net    of
     recoveries.
(b) Allowances granted.

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Lifetime Hoan
Corporation



                                   /s/ Milton L. Cohen
Milton L. Cohen
                                   Chairman of the Board
of                                      Directors and
President
                                   (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature           Title                         Date


/s/ Milton L. Cohen
Milton L. Cohen     Chairman of the Board of        March 28, 1997
                    Directors and President
                    (Principal Executive Officer)


/s/ Jeffrey Siegel
Jeffrey Siegel      Executive Vice-President        March 28, 1997
                    and Director


/s/ Craig Phillips
Craig Phillips      Vice-President - Distribution,  March 28, 1997
                    Secretary and Director


/s/ Fred Spivak
Fred Spivak         Vice-President - Finance        March 28, 1997
                    and Treasurer
                    (Principal Financial and
                    Accounting Officer)

/s/ Ronald Shiftan
Ronald Shiftan           Director                  March 28, 1997



/s/ Howard Bernstein
Howard Bernstein         Director                  March 28, 1997


Exhibit 21.  Subsidiaries of the Registrant

                 Outlet Retail Stores, Inc.
                 Incorporated in the state of Delaware

Exhibit 23.  Consent of Ernst & Young LLP

We  consent  to  the incorporation by  reference  in  the
Registration   Statement  (Form  S-8  No.  33-51774)   of
Lifetime  Hoan Corporation pertaining to the  1991  Stock
Option Plan, of our report dated February 12, 1997,  with
respect  to  the  consolidated financial  statements  and
schedule  of  Lifetime Hoan Corporation included  in  the
Annual Report (Form 10-K) for the year ended December 31,
1996.



Ernst & Young LLP

Melville, New York
March 28, 1997


Exhibit 27.  Financial Data Schedule

                Lifetime Hoan Corporation

                 Financial Data Schedule

        Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information
                        extracted
 from the financial statements included in the form 10-K for the twelve months ended December 31, 1996.


Item               Item Description             Amount
Number

5-02(1)     Cash and Cash Items             $  1,093,432
5-02(2)     Marketable Securities           $          0
5-          Notes and Accounts Receivable - $ 14,075,366
02(3)(a)(1  Trade
)
5-02(4)     Allowances for Doubtful         $     75,000
            Accounts
5-02(6)     Inventory                       $ 39,916,990
5-02(9)     Total Current Assets            $ 61,884,163
5-02(13)    Property, Plant and Equipment   $ 12,713,205
5-02(14)    Accumulated Depreciation        $  4,016,403
5-02(18)    Total Assets                    $ 84,771,915
5-02(21)    Total Current Liabilities       $ 13,213,282
5-02(22)    Bonds, Mortgages and Similar    $          0
            Debt
5-02(28)    Preferred Stock - Mandatory     $          0
            Redemption
5-02(29)    Preferred Stock - No Mandatory  $          0
            Redemption
5-02(30)    Common Stock                    $    124,065
5-02(31)    Other Stockholders' Equity      $ 71,434,568
5-02(32)    Total Liabilities and           $ 84,771,915
            Stockholders' Equity
5-          Net Sales of Tangible Products  $ 98,012,394
03(b)1(a)
5-03(b)1    Total Revenues                  $ 98,426,445
5-          Cost of Tangible Goods Sold     $ 50,528,212
03(b)2(a)
5-03(b)2    Total Costs and Expenses
            Applicable
               to Sales and Revenues        $ 50,528,212
5-03(b)3    Other Costs and Expenses        $          0
5-03(b)5    Provision for Doubtful Accounts $    500,080
            and Notes
5-03(b)(8)  Interest and Amortization of    $    670,838
            Debt Discount
5-          Income Before Taxes and Other   $ 15,412,160
03(b)(10)   Items
5-          Income Tax Expense              $  6,060,000
03(b)(11)
5-          Income/Loss Continuing          $  9,352,160
03(b)(14)   Operations
5-          Discontinued Operations         $          0
03(b)(15)
5-          Extraordinary Items             $          0
03(b)(17)
5-          Cumulative effect - Changes in  $          0
03(b)(18)   Accounting
               Principles                   $          0
5-          Net Income or Loss              $  9,352,160
03(b)(19)
5-          Earnings Per Share - Primary    $       0.74
03(b)(20)
5-          Earnings Per Share - Fully      $       0.74
03(b)(20)   Diluted



_______________________________
1

