Form 10-K/A
period 1996-12-31
LIFETIME HOAN CORP
filed 1997-05-15
CIK 874396

Exhibit 27.  Financial Data Schedule

                  Lifetime Hoan Corporation

                   Financial Data Schedule

          Pursuant to Item 601(c) of Regulation S-K

    This schedule contains summary financial information
                          extracted
   from the financial statements included in the form 10-K for the twelve months ended December 31, 1996.

Item Number         Item Description               Amount

5-02(1)      Cash and Cash Items                $ 1,093,432
5-02(2)      Marketable Securities              $         0
5-           Notes and Accounts Receivable      $14,075,366
02(3)(a)(1)  - Trade
5-02(4)      Allowances for Doubtful            $    75,000
             Accounts
5-02(6)      Inventory                          $39,916,990
5-02(9)      Total Current Assets               $61,884,163
5-02(13)     Property, Plant and Equipment      $12,713,205
5-02(14)     Accumulated Depreciation           $ 4,016,403
5-02(18)     Total Assets                       $84,771,915
5-02(21)     Total Current Liabilities          $13,213,282
5-02(22)     Bonds, Mortgages and Similar       $         0
             Debt
5-02(28)     Preferred Stock - Mandatory        $         0
             Redemption
5-02(29)     Preferred Stock - No Mandatory     $         0
             Redemption
5-02(30)     Common Stock                       $   124,065
5-02(31)     Other Stockholders' Equity         $71,434,568
5-02(32)     Total Liabilities and              $84,771,915
             Stockholders' Equity
5-03(b)1(a)  Net Sales of Tangible Products     $98,012,394
5-03(b)1     Total Revenues                     $98,426,445
5-03(b)2(a)  Cost of Tangible Goods Sold        $50,528,212
5-03(b)2     Total Costs and Expenses
             Applicable
                to Sales and Revenues           $50,528,212
5-03(b)3     Other Costs and Expenses           $         0
5-03(b)5     Provision for Doubtful             $   500,080
             Accounts and Notes
5-03(b)(8)   Interest and Amortization of       $   670,838
             Debt Discount
5-03(b)(10)  Income Before Taxes and Other      $15,412,160
             Items
5-03(b)(11)  Income Tax Expense                 $ 6,060,000
5-03(b)(14)  Income/Loss Continuing             $ 9,352,160
             Operations
5-03(b)(15)  Discontinued Operations            $         0
5-03(b)(17)  Extraordinary Items                $         0
5-03(b)(18)  Cumulative effect - Changes in     $         0
             Accounting
                Principles                      $         0
5-03(b)(19)  Net Income or Loss                 $ 9,352,160
5-03(b)(20)  Earnings Per Share - Primary       $      0.74
5-03(b)(20)  Earnings Per Share - Fully         $      0.74
             Diluted



