Form 10-Q
period 1997-03-31
LIFETIME HOAN CORP
filed 1997-05-15
CIK 874396

15
                          Page 1 of 13


                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1997

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value 12,444,649 shares outstanding as of
                         April 30, 1997


                              INDEX

                    LIFETIME HOAN CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 1997
    and December 31, 1996                                       3

Condensed Consolidated Statements of Income for the
    Three months ended March 31, 1997 and 1996                  4

Condensed Consolidated Statement of Changes in Stockholders'
Equity for the
    Three months ended March 31, 1997                           5

Condensed Consolidated Statements of Cash Flows for the
    Three months ended March 31, 1997 and 1996                  6

Notes to Condensed Consolidated Financial Statements for the
    Three months ended March 31, 1997                           7


Item 2. Management's Discussion and Analysis of Financial
Condition
    and Results of Operations                                   8


PART II. OTHER INFORMATION                                     11


SIGNATURES                                                     13

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         LIFETIME HOAN CORPORATION

                                                                 December
                                                   March 31,        31,
                                                     1997          1996
                                                  (unaudited)     (Note)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $604,314    $1,093,432

Accounts receivable, less allowances of $789,000
(1997)
and $791,000 (1996)                                12,016,397    14,000,366
Merchandise inventories                            41,595,421    39,916,990
Prepaid expenses                                    4,676,089     4,930,194
Deferred income taxes                               1,045,000     1,018,000
Other current assets                                  790,789       925,181
TOTAL CURRENT ASSETS                               60,728,010    61,884,163
PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation
and amortization of $4,301,730 (1997) and           8,737,410     8,696,802
$4,016,403 (1996)
EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
accumulated amortization of $789,600 (1997) and     1,889,602     1,905,902
$773,300 (1996)
OTHER INTANGIBLES, net of accumulated
amortization of
     $433,000 (1997) and $335,250 (1996)           11,243,134    11,340,884
OTHER ASSETS                                          962,046       944,164
                                                  $83,560,202   $84,771,915

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and trade acceptances             $2,766,706    $4,012,132
Accrued expenses                                    6,841,385     6,882,422
Income taxes                                          898,503     1,318,728
Short term borrowings                                  -          1,000,000
TOTAL CURRENT LIABILITIES                          10,506,594    13,213,282

STOCKHOLDERS' EQUITY
Series B Preferred Stock, $1 par value,
authorized 2,000,000
shares; none issued
Common Stock, $.01 par value, authorized
25,000,000 shares;
issued and outstanding 12,429,649 (1997) and          124,297       124,065
12,406,509 (1996)
Paid-in capital                                    74,884,818    74,756,842
Retained earnings                                   (973,840)   (2,336,661)

                                                   74,035,275    72,544,246
Less:
Notes receivable for shares issued to                 908,064       908,064
stockholders
Deferred compensation                                  73,603        77,549
                                                   73,053,608    71,558,633

                                                  $83,560,202   $84,771,915



Note: The Balance Sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See notes to condensed consolidated financial statements.



                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION


                                 Three Months Ended
                                      March 31,
                                    1997       1996

Net sales                      $21,108,129  $19,273,398

Cost of sales                   11,132,951   10,179,650

                                 9,975,178    9,093,748

Selling, general and             7,737,431    6,319,003
administrative expenses

INCOME FROM OPERATIONS           2,237,747    2,774,745

Other (income) deductions:
   Interest expense                 23,100      63,584
   Other (income), net            (40,174)    (32,742)

INCOME BEFORE INCOME TAXES       2,254,821   2,743,903

Provision for federal, state
and local
income taxes                       892,000   1,070,000

NET INCOME                      $1,362,821  $1,673,903


NET INCOME PER SHARE                 $0.11       $0.13

WEIGHTED AVERAGE SHARES
   OUTSTANDING                  12,800,486  12,604,472








         See notes to condensed consolidated financial statements.



       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                            LIFETIME HOAN CORPORATION




                     Common Stock     Paid-in   Retained      Notes      Deferred
                                                           Receivable
                   Shares   Amount    Capital   Earnings      from       Compensat    Total
                                                          Stockholders      ion
Balance at
 December 31,1996 12,406,509 $124,065 $74,756,842 ($2,336,661) ($908,064)  ($77,549)  $71,558,633


Exercise of           23,140      232     127,976                                         128,208
stock options

Net income for
the
  three months
ended
  March 31, 1997                                   1,362,821                            1,362,821

Amortization of                                                                 3,946       3,946
  deferred
compensation

Balance at
  March 31, 1997  12,429,649  $124,297 $74,884,818 ($973,840)    ($908,064) ($73,603) $73,053,608



            See notes to condensed consolidated financial statements.




              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION

                                             Three        Three
                                             Months       Months
                                             Ended        Ended
                                           March 31,    March 31,
                                              1997         1996
OPERATING ACTIVITIES
Net income                                 $1,362,821   $1,673,903
Adjustments to reconcile net income to
net cash
provided by / (used in) operating
activities:
Depreciation and amortization                 399,380      266,673
Amortization of deferred compensation           3,946        3,946
Deferred tax (benefit)                       (27,000)     (87,000)
Provision for losses on accounts              114,562      221,958
receivable
Changes in operating assets and
liabilities:
Accounts receivable                         1,869,407    (856,876)
Merchandise inventories                   (1,678,431)      619,000
Prepaid expenses, other current assets
     and other assets                         370,615    (937,837)
Accounts payable and trade acceptances
  and accrued expenses                    (1,286,463)      159,126
Income taxes payable                        (420,225)      973,979

NET CASH PROVIDED BY
OPERATING ACTIVITIES                          708,612    2,036,872

INVESTING ACTIVITIES
Purchase of property and equipment, net     (325,938)    (271,340)

NET CASH (USED IN)
INVESTING ACTIVITIES                        (325,938)    (271,340)

FINANCING ACTIVITIES
Repayment of short term borrowings, net   (1,000,000)  (1,400,000)
Proceeds from the exercise of stock           128,208        5,892
options

NET CASH (USED IN)
FINANCING ACTIVITIES                        (871,792)  (1,394,108)

(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                 (489,118)      371,424
Cash and cash equivalents at beginning of
period                                      1,093,432       89,797
CASH AND CASH EQUIVALENTS AT END OF
PERIOD...
                                             $604,314     $461,221
See notes to condensed consolidated
financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                     LIFETIME HOAN CORPORATION


Note A - Basis of Presentation
The   accompanying  unaudited  condensed  consolidated   financial
statements  have  been  prepared  in  accordance  with   generally
accepted  accounting principles for interim financial  information and  with  the  instructions  to  Form  10-Q  and  Article  10  of
Regulation  S-X.  Accordingly, they do  not  include  all  of  the
information   and   footnotes  required  by   generally   accepted
accounting  principles for complete financial statements.  In  the opinion  of  management,  all adjustments  (consisting  of  normal recurring  accruals) considered necessary for a fair  presentation have been included. Operating results for  the  three month period ended March 31, 1997 are not necessarily indicative of the results that  may  be expected for the year ended December 31,  1997.  For
further  information,  refer  to  the  financial  statements   and
footnotes thereto included in the Company's annual report on  Form
10-K for the year ended December 31, 1996.

Note B - Inventories
Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit. As of March 31, 1997, the Company had no borrowings and $10,194,000 of letters of credit and trade acceptances outstanding. The line is cancelable by either party at any time. Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire Line.

Note D - Capital Stock
Net Income Per Share: Net income per common share is based on net income divided by the weighted average number of common shares and equivalents outstanding during the periods.

Recent  Accounting Pronouncement: In February 1997, the  Financial
Accounting Standards Board issued Statement No. 128, Earnings  per
Share,  which is required to be adopted on December 31, 1997.   At
that  time,  the  Company will be required to  change  the  method currently  used to compute earnings per share and to  restate  all prior periods.  Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options  will  be
excluded.   It is expected to have no impact on the first  quarter
ended  March  31,  1997 primary earnings per  share  and  increase primary  earnings per share by $0.01 for the first  quarter  ended
March  31, 1996.  There is no expected impact of Statement 128  on the  calculation  of fully diluted earnings per  share  for  these quarters.

On February 5, 1997, the Board of Directors of the Company declared a 10% stock dividend to shareholders of record on February 18, 1997, paid February 26, 1997. The stock dividend was recorded at its market value, $12.00 per share. All common stock data in the condensed consolidated financial statements gives retroactive effect to the February 1997 stock dividend.




ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below.


                                    Three Months
                                        Ended
                                      March 31,
                                    1997     1996

Net sales                           100.0 %  100.0 %
Cost of sales                        52.7     52.8
Gross profit                         47.3     47.2
Selling, general and                 36.7     32.8
administrative expenses
Income from operations               10.6     14.4
Other (income), expense             (0.1)      0.1
Income before income taxes           10.7     14.3
Income taxes                          4.2      5.6
Net Income                            6.5 %    8.7 %



                 Three Months Ended March 31, 1997
           Compared to Three Months Ended March 31, 1996

Net Sales
Net  sales  for the three months ended March 31, 1997  were  $21.1 million,  an increase of $1.8 million or 9.5% from the  comparable
1996  period. The sales growth was primarily due to net sales from the  Farberware Outlet Stores acquired in April 1996 and increased net sales  of  branded  products, offset by a decline in shipments of our "impulse-purchase" product line.

Gross Profit
Gross  profit for the three months ended March 31, 1997 was  $10.0 million,  an increase of $0.9 million or 9.7% over the  comparable
1996  period.  Gross profit as a percentage of net sales  remained relatively  constant at 47.3% for the 1997 period as  compared  to
47.2% for the 1996 period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three  months ended  March  31,  1997 were $7.7 million,  an  increase  of  $1.4 million or 22.4% from the comparable 1996 period. Selling, general and  administrative expenses as a percentage  of  net  sales  were
36.7%  during  the 1997 period as compared to 32.8% for  the  1996 period.  This increase is primarily attributable to the operations
of   the   Farberware   Outlet  Stores.   Selling,   general   and
administrative expenses as a percentage of net sales excluding the
Farberware  Outlet  Stores were 33.0% for the three  months  ended
March 31, 1997.

Net Income
Net  Income  for the three months ended March 31,  1997  was  $1.4 million,  a decrease of $0.3 million or 18.6% below the comparable
quarter.    This  decrease  is  primarily  attributable   to   the
operations of the Farberware Outlet Stores.

Forward  Looking Statements:  This Quarterly Report on  Form  10-Q
contains certain forward-looking statements within the meaning  of the  "safe harbor" provisions of the Private Securities Litigation
Reform  Act of 1995, including statements concerning the Company's
future  products,  results  of operations  and  prospects.   These
forward-looking   statements  involve  risks  and   uncertainties,
including   risks  relating  to  general  economic  and   business
conditions, including changes which could affect customer  payment practices or consumer spending; industry trends; the loss of major customers;  changes  in  demand for the  Company's  products;  the timing of orders received from customers; cost and availability of raw  materials;  increases in costs relating to manufacturing  and transportation  of  products; dependence  on  foreign  sources  of supply  and foreign manufacturing; and the seasonal nature of  the business as detailed elsewhere in this Quarterly Report on Form 10-
Q  and  from  time  to  time  in the Company's  filings  with  the
Securities and Exchange Commission.  Such statements are based  on management's current expectations and are subject to a  number  of factors  and  uncertainties which could cause  actual  results  to differ  materially  from  those described in  the  forward-looking statements.


LIQUIDITY AND CAPITAL RESOURCES


The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit.

Borrowings  under  the  Line  bear interest  payable  daily  at  a negotiated  short term borrowing rate. The Company  is  charged  a nominal  fee on the entire Line. As of March 31, 1997, the Company had  no borrowings and $10,194,000 of letters of credit and  trade acceptances  outstanding under the Line  and,  as  a  result,  the
availability  under  the  Line  was  $14,806,000.  The   Line   is
cancelable by either party at any time.

At  March  31, 1997, the Company had cash and cash equivalents  of
$604,000  versus $1.1 million at December 31, 1996, a decrease  of
$489,000.  The  decrease  is primarily attributable  to  increased inventory levels, decreased accounts payable and trade acceptances
and   repayment  of  borrowings,  partially  offset  by  decreased accounts receivables.

The  Company estimates capital expenditures for 1997  to  be  $9.0
million.   These expenditures are primarily for the new  state  of
the  art  distribution facility and the implementation  of  a  new financial  reporting system.  These expenditures will be  financed from current operations and, if needed, short term borrowings.

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

PART II - OTHER INFORMATION


Item 6. Exhibit(s) and Reports on Form 8-K.

     (a) Exhibit(s) in the first quarter of 1997:

              Exhibit 27.  Financial Data Schedule


     (b) Reports on Form 8-K in the first quarter of 1997: NONE


Exhibit 27.  Financial Data Schedule

                     Lifetime Hoan Corporation

                      Financial Data Schedule

             Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements
            for the three months ended March 31, 1997.

Item               Item Description             Amount
Number

5-02(1)    Cash and Cash Items              $    604,314
5-02(2)    Marketable Securities            $          0
5-         Notes and Accounts Receivable -  $ 12,091,397
02(3)(a)(  Trade
1)
5-02(4)    Allowances for Doubtful          $     75,000
           Accounts
5-02(6)    Inventory                        $ 41,595,421
5-02(9)    Total Current Assets             $ 60,728,010
5-02(13)   Property, Plant and Equipment    $ 13,039,140
5-02(14)   Accumulated Depreciation         $  4,301,730
5-02(18)   Total Assets                     $ 83,560,202
5-02(21)   Total Current Liabilities        $ 10,506,594
5-02(22)   Bonds, Mortgages and Similar     $          0
           Debt
5-02(28)   Preferred Stock - Mandatory      $          0
           Redemption
5-02(29)   Preferred Stock - No Mandatory   $          0
           Redemption
5-02(30)   Common Stock                     $    124,297
5-02(31)   Other Stockholders' Equity       $ 72,929,311
5-02(32)   Total Liabilities and            $ 83,560,202
           Stockholders' Equity
5-         Net Sales of Tangible Products   $ 21,058,183
03(b)1(a)
5-03(b)1   Total Revenues                   $ 21,108,129

5-         Cost of Tangible Goods Sold      $ 11,132,951
03(b)2(a)
5-03(b)2   Total Costs and Expenses
           Applicable
              to Sales and Revenues         $ 11,132,951
5-03(b)3   Other Costs and Expenses         $          0
5-03(b)5   Provision for Doubtful Accounts  $     10,163
           and Notes
5-         Interest and Amortization of     $     23,100
03(b)(8)   Debt Discount
5-         Income Before Taxes and Other    $  2,254,821
03(b)(10)  Items
5-         Income Tax Expense               $    892,000
03(b)(11)
5-         Income/Loss Continuing           $  1,362,821
03(b)(14)  Operations
5-         Discontinued Operations          $          0
03(b)(15)
5-         Extraordinary Items              $          0
03(b)(17)
5-         Cumulative effect - Changes in
03(b)(18)  Accounting
              Principles                    $          0
5-         Net Income or Loss               $  1,362,821
03(b)(19)
5-         Earnings Per Share - Primary     $       0.11
03(b)(20)
5-         Earnings Per Share - Fully       $       0.11
03(b)(20)  Diluted


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                    /s/ Milton L. Cohen           May 14, 1997
                    __________________________________
                    Milton L. Cohen
                    Chairman of the Board of Directors
                    and President
                    (Principal Executive Officer)


                    /s/ Fred Spivak               May 14, 1997
                    __________________________________
                    Fred Spivak
                    Vice President - Finance and Treasurer
                    (Principal Financial and Accounting Officer)


