Form 10-Q
period 1997-06-30
LIFETIME HOAN CORP
filed 1997-08-13
CIK 874396

38
                          Page 1 of 13
                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1997

Commission file number 1-19254


                    Lifetime Hoan Corporation
     (Exact name of registrant as specified in its charter)

Delaware                                                          11-2682486
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer
                                                           Identification No.)

One Merrick Avenue, Westbury, NY                                 11590
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (516) 683-
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

              APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value 12,459,649 shares outstanding as of
                          July 31, 1997


                              INDEX

                    LIFETIME HOAN CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 1997
    and December 31, 1996                                       3

Condensed Consolidated Statements of Income for the
    Three and Six months ended June 30, 1997 and 1996           4

Condensed Consolidated Statement of Changes in Stockholders'
Equity for the
    Six months ended June 30, 1997                              5

Condensed Consolidated Statements of Cash Flows for the
    Six months ended June 30, 1997 and 1996                     6

Notes to Condensed Consolidated Financial Statements for the
    Six months ended June 30, 1997                              7


Item 2. Management's Discussion and Analysis of Financial
Condition
    and Results of Operations                                   9


PART II. OTHER INFORMATION                                     12


SIGNATURES                                                     14

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         LIFETIME HOAN CORPORATION

                                                   June 30,      December
                                                                    31,
                                                     1997          1996
                                                  (unaudited)     (Note)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $317,231    $1,093,432
Accounts receivable, less allowances of $807,000
(1997)
and $791,000 (1996)                                10,968,194    14,000,366
Merchandise inventories                            45,646,883    39,916,990
Prepaid expenses                                    5,137,240     4,930,194
Deferred income taxes                               1,241,000     1,018,000
Other current assets                                1,005,627       925,181
TOTAL CURRENT ASSETS                               64,316,175    61,884,163
PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation
and amortization of $4,624,909 (1997) and           8,952,080     8,696,802
$4,016,403 (1996)
EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
Accumulated amortization of $805,900 (1997) and     1,873,302     1,905,902
$773,300 (1996)
OTHER INTANGIBLES, net of accumulated
amortization of
     $530,750 (1997) and $335,250 (1996)           11,145,384    11,340,884
OTHER ASSETS                                          962,709       944,164
                                                  $87,249,650   $84,771,915

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and trade acceptances             $4,830,590    $4,012,132
Accrued expenses                                    5,114,265     6,882,422
Income taxes                                          466,431     1,318,728
Short term borrowings                               2,100,000     1,000,000
TOTAL CURRENT LIABILITIES                          12,511,286    13,213,282

STOCKHOLDERS' EQUITY
Series B Preferred Stock, $1 par value,
authorized 2,000,000
Shares; none issued
Common Stock, $.01 par value, authorized
25,000,000 shares;
Issued and outstanding 12,459,649 (1997) and          124,596       124,065
12,406,509 (1996)
Paid-in capital                                    75,027,619    74,756,842
Retained earnings                                     563,870   (2,336,661)

                                                   75,716,085    72,544,246
Less:
Notes receivable for shares issued to                 908,064       908,064
stockholders
Deferred compensation                                  69,657        77,549
                                                   74,738,364    71,558,633

                                                  $87,249,650   $84,771,915



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


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION


                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                  1997       1996           1997        1996

Net sales                     $22,133,306  $20,990,920  $43,241,435  $40,264,318
Cost of sales                  11,203,002   10,895,171   22,335,953   21,074,821

Gross Profit                   10,930,304   10,095,749   20,905,482   19,189,497

Selling, general and            8,352,582    7,801,227   16,090,013   14,120,230
administrative expenses

INCOME FROM OPERATIONS          2,577,722    2,294,522    4,815,469   5,069,267


Other (income) deductions:
   Interest expense                24,341     270,949       47,441      334,535
   Other (income), net           (19,329)    (21,019)     (59,503)     (53,761)

INCOME BEFORE INCOME TAXES      2,572,710   2,044,592     4,827,531   4,788,493


Provision for federal, state
and local
income taxes                    1,035,000    775,000     1,927,000    1,845,000


NET INCOME                     $1,537,710 $1,269,592    $2,900,531   $2,943,493


NET INCOME PER SHARE                $0.12      $0.10         $0.23        $0.23

WEIGHTED AVERAGE SHARES
   OUTSTANDING                 12,654,866 12,686,684    12,639,587   12,684,452








         See notes to condensed consolidated financial statements



      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                            LIFETIME HOAN CORPORATION




                     Common Stock     Paid-in   Retained      Notes       Deferred
                                                           Receivable
                   Shares   Amount    Capital   Earnings      from       Compensati    Total
                                                          Stockholders       on
Balance at
Dec. 31,1996   12,406,509   $124,065 $74,756,842 ($2,336,661) ($908,064) ($77,549)   $71,558,633

Exercise of        53,140        531     270,777                                         271,308
stock options

Net income for
the six months
ended
June 30, 1997                                      2,900,531                           2,900,531

Amortization of
deferred compensation                                                       7,892          7,892

Balance at
June 30,1997   12,459,649  $124,596 $75,027,619     $563,870 ($908,064)  ($69,657)   $74,738,364



            See notes to condensed consolidated financial statements.




              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION

                                              Six          Six
                                             Months       Months
                                             Ended        Ended
                                            June 30,     June 30,
                                              1997         1996
OPERATING ACTIVITIES
Net income                                 $2,900,531   $2,943,493
Adjustments to reconcile net income to
net cash
provided by / (used in) operating
activities:
Depreciation and amortization                 842,836      682,336
Amortization of deferred compensation           7,892        7,892
Deferred tax (benefit)                      (223,000)       70,000
Provision for losses on accounts            1,097,204      236,073
receivable
Changes in operating assets and
liabilities:
Accounts receivable                         1,934,968      848,847
Merchandise inventories                   (5,729,893)    (310,308)
Prepaid expenses, other current assets
     and other assets                       (306,037)  (1,414,573)

Accounts payable and trade acceptances
  and accrued expenses                      (949,699)    (108,181)
Income taxes payable                        (852,297)    (232,447)

NET CASH PROVIDED BY / (USED  IN)
OPERATING ACTIVITIES                      (1,277,495)    2,723,132

INVESTING ACTIVITIES
Purchase of property and equipment, net     (870,014)  (1,401,284)
Purchase of intangibles                                (9,077,616)

NET CASH (USED IN)
INVESTING ACTIVITIES                        (870,014) (10,478,900)

FINANCING ACTIVITIES
Proceeds from short term borrowings, net    1,100,000    7,900,000
Proceeds from the exercise of warrants                       6,147
Proceeds from the exercise of stock           271,308       95,843
options
Repayment of note receivable                               140,000

NET CASH PROVIDED BY
FINANCING ACTIVITIES                        1,371,308    8,141,990

INCREASE / (DECREASE) IN CASH AND CASH
EQUIVALENTS                                 (776,201)      386,222
Cash and cash equivalents at beginning of   1,093,432       89,797
period
CASH AND CASH EQUIVALENTS AT END OF          $317,231     $476,019
PERIOD...

See notes to condensed consolidated
financial statements

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                     LIFETIME HOAN CORPORATION

Note   A  -  Basis  of  Presentation  The  accompanying  unaudited condensed consolidated financial statements have been prepared  in accordance  with  generally  accepted  accounting  principles  for interim financial information and with the instructions to Form 10-
Q  and  Article  10 of Regulation S-X. Accordingly,  they  do  not include all of the information and footnotes required by generally accepted  accounting principles for complete financial statements.
In  the  opinion  of  management, all adjustments  (consisting  of
normal  recurring  accruals)  considered  necessary  for  a   fair
presentation  have been included. Operating results  for  the  six month period ended June 30, 1997 are not necessarily indicative of the  results that may be expected for the year ended December  31,
1997.  For  further information, refer to the financial statements and  footnotes thereto included in the Company's Annual Report  on
Form 10-K for the year ended December 31, 1996.

Note B - Inventories
Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit. As of June 30, 1997, the Company had $2,100,000 of borrowings and $13,813,000 of letters of credit outstanding. The line is cancelable by either party at any time.
Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate (7.375% at June 30, 1997).
The Company is charged a nominal fee on the entire Line.

Note D - Capital Stock
Net Income Per Share: Net income per common share is based on net income divided by the weighted average number of common shares and equivalents outstanding during the periods.

Recent  Accounting Pronouncement:  In February 1997, the Financial
Accounting Standards Board issued Statement No. 128, Earnings  Per
Share,  which is required to be adopted on December 31, 1997.   At
that  time,  the  Company will be required to  change  the  method currently  used to compute earnings per share and to  restate  all prior periods.  Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options  will  be
excluded.   The new requirement is expected to have no  impact  on
the  second quarter ended June 30, 1997 or June 30, 1996  earnings per  share.  It  is expected to have no impact on the  six  months ended  June 30, 1997 earnings per share and increase earnings  per share  by $0.01 for the six months ended June 30, 1996.  There  is no  expected impact of Statement 128 on the calculation  of  fully diluted  earnings  per  share  for these  quarters  or  six  month periods.

Stock  Dividend:  On February 5, 1997, the Board of  Directors  of
the  Company  declared  a 10% stock dividend  to  shareholders  of record  on  February 18, 1997, paid February 26, 1997.  The  stock
dividend was recorded at its market value, $12.00 per share.   All
common   stock  data  in  the  condensed  consolidated   financial
statements  give  retroactive effect to the  February  1997  stock dividend.

Note E - Meyer Agreement
On  July 1, 1997, the Company entered into an agreement with Meyer
Corporation,  regarding the operation of the Company's  Farberware retail outlet stores.  Pursuant to the agreement, the Company will continue  to own and operate the Farberware retail outlet  stores,
which  the  Company  acquired  in 1996.   Meyer  Corporation,  the
licensed  manufacturer  of Farberware branded  cookware  products, will merchandise, stock and offer Farberware cookware products for sale  directly to the public in the Farberware stores and will  be apportioned  60%  of  the selling space.  Meyer  Corporation  will receive  all revenue from sales of Farberware cookware,  and  will reimburse the Company an amount equal to 62.5% of the expenses, as defined, attributable to the stores.

In  addition, Meyer has acquired all cookware inventory  from  the
Company  for  approximately $3.1 million.   The  Company  has  not
recognized any gain or loss as a result of this transaction.


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below.



                               Three Months        Six Months
                                   Ended              Ended
                                 June 30,           June 30,
                              1997      1996      1997     1996

Net Sales                    100.0   %  100.0  %  100.0  % 100.0  %
Cost of sales                 50.6       51.9      51.6     52.3
Gross profit                  49.4       48.1      48.4     47.7
Selling, general and          37.7       37.2      37.2     35.1
administrative expenses
Income from operations        11.7       10.9      11.2     12.6
Other (income), expense        0.1        1.2       0.0      0.7
Income before income taxes    11.6        9.7      11.2     11.9
Income taxes                   4.7        3.7       4.5      4.6
Net Income                     6.9   %    6.0  %    6.7  %   7.3  %



                 Three Months Ended June 30, 1997
           Compared to Three Months ended June 30, 1996

Net Sales
Net  sales  for  the three months ended June 30, 1997  were  $22.1 million,  an increase of $1.1 million or 5.4% from the  comparable
1996  period. Net sales increased primarily due to increased sales in  the Hoffritz and Farberware lines offset by decreased sales of
certain   "impulse-purchase"  products  developed  for  a   single
customer.

Gross Profit
Gross profit for the three months ended June 30, 1997 was $10.9 million, an increase of 8.3% or $0.8 million over the comparable
1996 period. Gross profit as a percentage of net sales was 49.4% as compared to 48.1% for the 1996 period. This increase is primarily due to a change in the overall sales mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three  months ended  June  30,  1997  were $8.4  million, an  increase  of  $0.6 million  or 7.1% from the comparable 1996 period. Selling, general and  administrative expenses as a percentage  of  net  sales  were
37.7%  during the  three month period in 1997 as compared to 37.2%
for  the  1996  period.  This  percentage  increase  is  primarily attributable to the operations of the Farberware Outlet Stores.

                  Six Months Ended June 30, 1997
            Compared to Six Months ended June 30, 1996

Net Sales
Net  sales  for  the  six months ended June 30,  1997  were  $43.2 million,  an increase of $3.0 million or 7.4% from the  comparable
1996  period. The sales growth was primarily due to net  sales  in the Hoffritz line and Farberware Outlet Stores offset by decreased sales  of  certain  "impulse-purchase" products  developed  for  a single customer.

Gross Profit
Gross  profit  for the six months ended June 30,  1997  was  $20.9 million,  an increase of $1.7 million or 8.9% over the  comparable
1996  period. Gross profit as a percentage of net sales was  48.4%
as  compared  to  47.7%  for the 1996 period.   This  increase  is
primarily due to a change in the overall sales mix.

Selling, General and Administrative Expenses
Selling,  general and administrative expenses for the  six  months ended  June  30,  1997 were $16.1  million, an  increase  of  $2.0 million or 14.0% from the comparable 1996 period. Selling, general and  administrative expenses as a percentage  of  net  sales  were
37.2%  during the  six month period in 1997 as compared  to  35.1%
for  the  1996  period.  This  percentage  increase  is  primarily attributable to the operations of the Farberware Outlet Stores.

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

Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate (7.375% at June 30, 1997).
The Company is charged a nominal fee on the entire Line. As of June 30, 1997, the Company had $2,100,000 of borrowings and $13,813,000 of letters of credit outstanding under the Line and, as a result, the availability under the Line was $9,087,000. The
Line is cancelable by either party at any time.

At  June  30,  1997, the Company had cash and cash equivalents  of
$317,000  versus $1.1 million at December 31, 1996, a decrease  of
$776,000.  The decrease is primarily attributable to the Company's increased inventory levels, decreased accrued expenses and  income
taxes   payable  offset  by  decreased  accounts  receivable   and
increased accounts payable and trade acceptances.

The  Company estimates that approximately $7.0 million of  capital expenditures  originally scheduled for 1997 will  be  incurred  in
1998.   These expenditures are primarily for the new state of  the art  distribution facility.  These expenditures will  be  financed from current operations and, if needed, short term borrowings.

Products are sold to retailers primarily on 30-day credit terms, and to distributors primarily on 60-day credit terms.

On  July 1, 1997, the Company entered into an agreement with Meyer
Corporation,  regarding the operation of the Company's  Farberware retail outlet stores.  Pursuant to the agreement, the Company will continue  to own and operate the Farberware retail outlet  stores,
which  the  Company  acquired  in 1996.   Meyer  Corporation,  the
licensed  manufacturer  of Farberware branded  cookware  products, will merchandise, stock and offer Farberware cookware products for
sale  directly  to  the  public in the Farberware  stores.   Meyer
Corporation  will  receive all revenue from  sales  of  Farberware cookware, and will reimburse the Company an amount equal to  62.5%
of the expenses, as defined, attributable to the stores.

In addition, Meyer has acquired all cookware inventory from the Company for approximately $3.1 million. The Company will not recognize any gain or loss as a result of this transaction.

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


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders.

     The Company's annual meeting of stockholders was held on June
10, 1997. At the meeting, all five director nominees were elected and the appointment of Ernst & Young LLP as independent auditors was ratified.

  (a)The following directors were elected for a one-year term by the votes indicated:


                        FOR       AGAINST      ABSTAIN
Milton L. Cohen     10,372,221     14,268          0
Jeffrey Siegel      10,375,521     10,968          0
Craig Phillips      10,372,221     14,268          0
Ronald Shiftan      10,375,400     11,089          0
Howard Bernstein    10,371,121     15,368          0


      (b) The appointment of Ernst & Young LLP was ratified by the following vote:


               FOR       AGAINST     ABSTAIN
           10,370,693     15,796         0


Item 6. Exhibit(s) and Reports on Form 8-K.

     (a) Exhibit(s) in the second quarter of 1997:

Exhibit  Description
No.
27       Financial Data Schedule
10.25    Meyer Operating Agreement - dated July 1, 1997
         between Lifetime Hoan Corporation and Meyer
         Corporation.
10.26    Jeffrey Siegel Employment Agreement Amendment
         No. 1, dated June 6,1997
10.27    Milton L. Cohen Employment Agreement Amendment
         No. 1, dated June 6,1997


     (b) Reports on Form 8-K in the second quarter of 1997: NONE



Exhibit 27.  Financial Data Schedule

                     Lifetime Hoan Corporation

                      Financial Data Schedule

             Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements
              for the six months ended June 30, 1997.


Item               Item Description             Amount
Number

5-02(1)    Cash and Cash Items              $    317,231
5-02(2)    Marketable Securities            $          0
5-         Notes and Accounts Receivable    $ 11,043,194
02(3)(a)(  Trade
1)
5-02(4)    Allowances for Doubtful          $     75,000
           Accounts
5-02(6)    Inventory                        $ 45,646,883
5-02(9)    Total Current Assets             $ 64,316,175
5-02(13)   Property, Plant and Equipment    $ 13,576,989
5-02(14)   Accumulated Depreciation         $  4,624,909
5-02(18)   Total Assets                     $ 87,249,650
5-02(21)   Total Current Liabilities        $ 12,511,276
5-02(22)   Bonds, Mortgages and Similar     $          0
           Debt
5-02(28)   Preferred Stock - Mandatory      $          0
           Redemption
5-02(29)   Preferred Stock - No Mandatory   $          0
           Redemption
5-02(30)   Common Stock                     $    124,597
5-02(31)   Other Stockholders' Equity       $ 74,613,777
5-02(32)   Total Liabilities and            $ 87,249,650
           Stockholders' Equity
5-         Net Sales of Tangible Products   $ 43,051,092
03(b)1(a)
5-03(b)1   Total Revenues                   $ 43,241,435
5-         Cost of Tangible Goods Sold      $ 22,335,953
03(b)2(a)
5-03(b)2   Total Costs and Expenses
           Applicable
              to Sales and Revenues         $ 22,335,953
5-03(b)3   Other Costs and Expenses         $          0
5-03(b)5   Provision for Doubtful Accounts  $    206,313
           and Notes
5-         Interest and Amortization of     $     47,441
03(b)(8)   Debt Discount
5-         Income Before Taxes and Other    $  4,827,531
03(b)(10)  Items
5-         Income Tax Expense               $  1,927,000
03(b)(11)
5-         Income/Loss Continuing           $  2,900,531
03(b)(14)  Operations
5-         Discontinued Operations          $          0
03(b)(15)
5-         Extraordinary Items              $          0
03(b)(17)
5-         Cumulative effect - Changes in
03(b)(18)  Accounting
              Principles                    $          0
5-         Net Income or Loss               $  2,900,531
03(b)(19)
5-         Earnings Per Share - Primary     $       0.23
03(b)(20)
5-         Earnings Per Share - Fully       $       0.23
03(b)(20)  Diluted


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                    /s/ Milton L. Cohen           August 14, 1997
                    __________________________________
                    Milton L. Cohen
                    Chairman of the Board of Directors
                    and President
                    (Principal Executive Officer)


                    /s/ Fred Spivak               August 14, 1997
                    __________________________________
                    Fred Spivak
                    Vice President - Finance and Treasurer
                    (Principal Financial and Accounting Officer)

Exhibit 10.25 - Meyer Operating Agreement


                OUTLET STORE OPERATING AGREEMENT

          This Agreement entered into on the 30th day of June, 1997 and effective as of July 1, 1997 (the "Effective Date") by and between Outlet Retail Stores, Inc., a Delaware corporation having offices at One Merrick Avenue, Westbury, New York 11590
("ORSI"), and Cookware Concepts, Inc., a Delaware corporation having offices at 525 Curtola Parkway, Vallejo, California 94590
("CCI").

          WHEREAS, ORSI has the right, pursuant to the LHC
License, to operate the Farberware Outlet Stores and is the owner or assignee of the Leases for the Existing Farberware Outlet
Stores;

          WHEREAS, CCI is a wholly owned subsidiary of Meyer
Corporation, U.S. ("Meyer U.S.");

          WHEREAS, Meyer U.S. has the exclusive right, pursuant to the Meyer Agreement with Meyer Marketing Company Ltd, a
British Virgin Islands corporation, to sell certain Farberware-branded products and also manufactures (and/or causes to be manufactured) and markets certain other products that compete with such Farberware-branded products (collectively, the "Meyer
Products"); and

          WHEREAS, ORSI and CCI wish to enter into an arrangement whereby, among other things, 60% of the square footage of each Farberware Outlet Store will be devoted to Meyer Products and CCI will assume 62.5% of the costs and expenses of the development and operation of Farberware Outlet Stores,

          NOW, THEREFORE, in consideration of the foregoing, and of the respective covenants and agreements of the parties herein contained, the parties hereto agree as follows:

          1.Definitions. As used in this Agreement, the following terms shall have the following meanings:

               "Farberware, Inc." (formerly Far-B Acquisition
Corp.) means a Delaware corporation that is the owner of certain patents, copyrights and trademarks, trade names, service marks, copyrights (including applications for, rights to acquire and other rights with respect to, any of the foregoing), licenses, technology, know-how, trade secrets, franchises, authorizations used or relating to products manufactured and distributed under the name "Farberware."

               "Farberware Outlet Stores" means stores that sell only certain merchandise that is manufactured under Farberware licenses (with the exception of limited sales of non-Farberware or Farberware-licensed products) and includes the outlet stores operated as "Farberware" stores at the locations identified on the schedule annexed hereto as Exhibit A (the "Existing
Farberware Outlet Stores") and any substitutions therefor or additions thereto.

               "Leases" means the leases for all Existing and new Farberware Outlet Stores.

               "LHC" means Lifetime Hoan Corporation, a Delaware corporation, of which ORSI is a wholly-owned subsidiary.

               "LHC License" means the license granted by Farberware, Inc., as licensor, to LHC, as licensee, set forth in
Section 5.4 of an agreement, dated as of February 2, 1996 by and among Syratech Corporation, Farberware, Inc. (formerly Far-B
Acquisition Corp.) and LHC, and assigned by LHC to ORSI, to operate the Farberware Outlet Stores.

               "Meyer Agreement" means the agreement with Meyer
Marketing Company, Ltd., a British Virgin Islands corporation
("Meyer Marketing"), pursuant to which Meyer U.S. has the exclusive right to sell certain Farberware-branded products manufactured (or caused to be manufactured) and distributed by Meyer Marketing pursuant to the Meyer License.

               "Meyer License" means the license to manufacture
(or caused to be manufactured) and distribute certain Farberware-branded products granted to Meyer Marketing by Farberware, Inc.

               "Meyer Products" means the Farberware-branded cookware, namely pots and pans (but not including bakeware), sold by CCI pursuant to the Meyer Agreement and any non-Farberware-branded cookware, namely pots and pans (but not including bakeware), made by or for, or sold by, CCI that compete with such Farberware-branded products.

               "Term" means the Initial Term and any Renewal
Term.

               Term.  This Agreement shall commence on July 1,
1997 (the "Effective Date") and continue until June 30, 2002,
(the "Initial Term"), and shall thereafter continue for successive renewal terms of one (1) year (each, a "Renewal
Term"), unless either party shall give written notice, not less than six (6) months prior to the end of the Initial Term or any Renewal Term of its intention to terminate this Agreement at the end of the Initial Term or such Renewal Term, as the case may be.

          3. Allocation of Space to Meyer Products; Allocation of
Outlet Store Costs.

          (a)(i)In each Farberware Outlet Store, 60% of the display and storage space (based on square footage) shall be allocated to Meyer Products.

               (ii)The location of the actual space in each Farberware Outlet Store allocated to Meyer Products shall be made, from time to time, and at any time during the Term, by ORSI, in its sole discretion. ORSI agrees to allocate prime selling space within each store between Meyer Products and LHC's products on an equitable basis. The frontage selling space within the store, including window display area, that is allocated to CCI shall be no less than 50% of the space available for allocation.

          (b)CCI shall pay  62.5% (the "Meyer Payable") of the
operating, development, marketing and other costs and expenses of the Farberware Outlet Stores during the Term (the "Outlet Store
Costs").   The Outlet Store Costs shall  be determined in
accordance with generally accepted accounting principles (except as specified below in Section 3(b)(xi))  based on LHC's regularly prepared financial statements and shall include all direct and indirect costs and expenses  of ORSI and LHC relating to the
Farberware Outlet Stores including, without limitation, the
following:

               (i)All amounts payable under, arising in connection with, or otherwise related to any and all Leases, whether in effect as of the date of this Agreement or entered into during the Term of this Agreement including, without limitation, security or other deposits, base rent, additional rents, taxes, surcharges, late fees and assessments, common charges, usage fees or additional charges of any kind, damages, claims and attorney's fees.

               (ii)All maintenance, service, engineering, landscaping, labor, equipment and supplies costs relating to operating, repairing and maintaining any Farberware Outlet Stores or any part thereof, and all equipment lease and service contract expenses;

               (iii)All utility charges, telecommunications charges and electronic communications charges including, without limitation, deposits, installation fees, basic fees, usage charges, maintenance, service, replacement and repair charges and any other charges relating to heating, ventilation, air conditioning, lighting, telephone, telefax, electronic communication, Internet access and similar services;

               (iv)All security system equipment, maintenance and service costs;

               (v)All personnel costs relating to the operation, maintenance and security of the Farberware Outlet Stores including, without limitation, salaries, wages, fees, benefits, taxes and other expenses relating to employees, independent contractors, service providers, agents and others;

               (vi)All advertising, promotion and marketing costs and expenses including, without limitation, costs of creation, production, distribution and dissemination of promotional, marketing and advertising programs and materials; provided that only generic advertising for Farberware Outlet Stores and not advertising that refers to specific products may be treated as expenses for this purpose;

               (vii)All insurance costs relating to the operation of the Farberware Outlet Stores including, without limitation, the costs of all property, casualty and general liability coverage;

               (viii)All taxes payable or collectible in connection with the occupancy of the Lease premises and the operation of the Farberware Outlet Stores; provided that CCI and ORSI shall not be responsible for any Federal, state or local taxes levied against or measured by the net income of the other;

               (ix)All extraordinary costs including, without limitation, attorney's fees, accounting fees, and the amounts of any judgments, fees, settlement amounts or other costs in excess of insurance coverage, incurred in connection with, or arising out of claims (including tort claims, contract claims and claims arising under the Leases) relating to, the development and operation of new or Existing Farberware Outlet Stores; ORSI agrees to consult with CCI on any costs applicable to this paragraph that exceeds $50,000;

               (x)An allocable portion of the personnel costs and costs of equipment, supplies and other expenses of LHC incurred in connection with bookkeeping, accounts payable, accounting and executive functions and other general and administrative expenses relating to the Farberware Outlet Stores; It is agreed that the allocation at the time of the commencement of this agreement is $75,000 per annum. This allocation will not increase by more than 15% per annum without prior approval from CCI; and

               (xi)All costs and expenses related to designing, "building out," constructing, opening, redesigning, reconstructing or renovating any new or Existing Farberware
Outlet Stores or any part thereof including, without limitation, all construction, architectural, interior and exterior design, engineering, landscaping, labor, leasehold improvement, fixture, shelving, furniture and equipment costs (net of any buildout allowances provided by a lessor under any Lease), not included as an expense under generally accepted accounting principles. This expense, net of buildout allowance, will not exceed $40,000 for any Farberware Outlet Store without prior approval from CCI.

          (c)Any personal property taxes on inventory held in the Farberware Outlet Stores or in ORSI or its affiliates' warehouses relating to Farberware Outlet Stores shall be allocated between ORSI and the CCI in proportion to the value, determined in accordance with generally accepted accounting principles, of the Meyer Products held in inventory and ORSI and its affiliates' products held in inventory, as the case may be.

          (d)ORSI and CCI agree that, except as specifically provided herein, to the extent that any function relating to the Farberware Outlet Stores can be specifically identified as relating to ORSI or the CCI or their products, the expense relating to that function shall be borne by ORSI or the CCI, as the case may be, and shall not be treated as an expense of the Farberware Outlet Stores for purposes of Section 3.

          4.Reports of Sales and Amounts Due; Payments.

          (a)On the 15th day of each month (or the first weekday succeeding such day, if it is not a week day), ORSI shall deliver to CCI a sales and expense report (a "Monthly Report"), which shall set forth, for the preceding month, (i) the amount of receipts received by the Farberware Outlet Stores from the sales
(less returns) of the Meyer Products  (the "Meyer Receipts"),
(ii) the total amount of the Outlet Store Costs, (iii) any Meyer
Receipts or Outlet Store Costs relating to prior months that were not included in the Monthly Reports for such months, and (iv) the amount due to or from CCI as of the end of such preceding month, which amount shall be equal to the difference between the Meyer
Receipts for such month (together with any other amounts, due to CCI pursuant to this Agreement, including unpaid balances due to CCI and amounts due to CCI as a result of prior period adjustments) and the Meyer Payable for such month (together with any amounts due from CCI pursuant to this Agreement, including unpaid balances due from CCI and amounts due from CCI as a result of prior period adjustments). Any amount due, as reflected in any Monthly Report, shall be paid by CCI to ORSI, or by ORSI to CCI, as the case may be, on or before the last business day of the month following the month to which the Monthly Report relates.

          (b)Not later than 90 days after the end of each calendar year during the Term and (if the Agreement is terminated or expires on a date that is not the end of a calendar year) after the termination of the Agreement, ORSI shall deliver a sales and expense report for the preceding year or shorter period immediately preceding the termination or expiration of the Agreement (an "Annual Report"). Any adjustment in the aggregate amount due to either party, as reflected in the Annual Report for such year (or portion of a year preceding the termination or expiration of the Agreement), whether nor not this Agreement is in effect at the time such report is issued, shall be paid by the appropriate party within 15 days of issuance of such Annual
Report.

          (c)From time to time during the Term, ORSI will provide
CCI with interim reports of sales of the Meyer Products in the Farberware Outlet Stores.

          (d)During the Term, and for a period of two (2) years thereafter, ORSI shall keep accurate and complete records of all data necessary for the computation of all Meyer Receipts and Meyer Payables. From time to time (but not more than four (4) times per year during the Term and one (1) time after termination of this Agreement), upon five (5) business days written notice to ORSI, CCI or its designated independent public accountant shall have the right at reasonable times during normal business hours to examine the records of ORSI applicable to the calculation of the Meyer Receipts and Meyer Payables for the purpose of verifying the amounts owed to or by CCI and the accuracy of the reports furnished by ORSI hereunder.

          (e)In the event either party does not pay any amounts due pursuant to this Agreement, the delinquent party shall pay late charges on such past due amounts at a monthly rate of one and one-half percent (1 1/2%) (or, if less, the maximum interest rate then allowed under applicable law).



          5.Rights and Obligations of ORSI.

          (a)The Farberware Outlet Stores shall be owned,
operated and managed by ORSI, and nothing herein shall be deemed to give CCI any right or interest in or to the Farberware Outlet
Stores.  In such regard, ORSI shall have the exclusive right, in its sole discretion, to, among others things and without
limitation, to determine the hours of operation and to make all decisions relating to  levels of staffing and to make all
personnel decisions; to close existing and new Farberware Outlet
Stores; to open new Farberware Outlet Stores and to determine the locations thereof; to negotiate and agree to the terms of, and to enter into, Leases for new Farberware Outlet Stores and to
negotiate revised terms and/or new Leases for Existing Farberware
Outlet Stores; to design, construct and maintain the interior and exterior of each Farberware Outlet Stores; to make all decisions as to the location of products, including all Meyer Products, within the Farberware Outlet Stores, and to make all decisions
relating to marketing, advertising and promotion.   ORSI shall
consult with CCI regarding decisions materially affecting the
Farberware Outlet Stores, including, but not limited to,
decisions relating to opening and closing Farberware Outlet
Stores and major store renovations.

          (b)ORSI shall be solely responsible for costs and expenses relating to returns and warranties of LHC's products including, without limitation, shipping, repair and replacement costs, and all costs and expenses, including attorney's fees, relating to claims for damages.

          (c)ORSI will not enter into a Lease for a Farberware
Outlet Store for a term of more than five (5) years without the prior written consent of CCI.

          (d)ORSI agrees that it will be responsible for collection of sales tax on Meyer Products sold in the Farberware
Outlet Stores and payment of the amount collected to the taxing authorities.

          (e)If CCI has incurred net losses from the operations of any Farberware Outlet Store for any year ending at the end of its most recent fiscal quarter and gives written notice to ORSI, and ORSI has also incurred net losses from the operations of such Farberware Outlet Store for the one (1) year ending at the end of its most recent fiscal quarter or has net profits from such Farberware Outlet Store of less than $10,000 for such period then ORSI agrees to use commercially reasonable efforts to minimize the losses from such Store, if practicable, including, in its good faith judgment, renegotiating the terms of the Lease relating to the Farberware Outlet Store or closing such Farberware Outlet Store.

          (f)ORSI shall be solely responsible for costs and expenses relating to returns and warranties for products other than Meyer Products sold in the Farberware Outlet Stores, including, without limitation, shipping, repair and replacement costs, and all costs and expenses including attorney's fees relating to claims for damages, and such costs and expenses shall not be included in determining expenses under Section 3.

          (g)(i)ORSI agrees that if it determines to close down the Farberware Outlet Stores, it will promptly notify the CCI with respect to such determination, consult with the CCI concerning such close down and the steps to be taken to reduce the losses to ORSI and CCI in connection with such close down, and use commercially reasonable efforts to complete such close down within six (6) months of the date of such notice.

               (ii)In connection with a determination by ORSI to close down and/or attempt to sell the business of the Farberware
Outlet Stores, CCI shall have a right of first refusal to acquire such business on terms no less favorable to ORSI than it would receive upon the sale of such business to a third party or upon the liquidation of such business.

               (iii) In the event ORSI liquidates the business of the Farberware Outlet Stores, CCI shall be entitled to receive that portion of the proceeds, if any, of the disposition of the capital assets of such business that is in the same proportion to the total amount of such proceeds that CCI's participation in capital expenditures for the Farberware Outlet Stores bore to the total amount of such expenditures.

          6. Meyer Products; Obligations of CCI.

          (a)CCI shall at all times during the Term supply  Meyer
Products to the Farberware Outlet Stores in amounts sufficient to stock the Farberware Outlet Stores with such products at a level commensurate with the display and inventory quantities of other products carried by the Farberware Outlet Stores.

          (b)CCI shall determine the product mix of the Meyer
Products delivered to each Farberware Outlet Store, subject to the reasonable approval of ORSI, and the sales price for Meyer
Products; provided, however, that CCI shall not provide to the Farberware Outlet Stores Meyer Products which are non-Farberware-branded products which would result in sales of such non-
Farberware-branded products exceeding 25% of the dollar volume of all sales of Meyer Products made either in any one (1) Farberware
Outlet Store and/or in all Farberware Outlet Stores taken as a group.

          (c)(i)The parties agree that Meyer Products delivered to the Outlet Retail Stores or held in the warehouse shall be held by ORSI on consignment. Title to the Meyer Products shall remain in CCI, and the Meyer Products shall be sold directly to, and title shall pass directly from CCI to, the purchasers thereof.

               (ii)ORSI agrees to execute as requested, from time to time, Uniform Commercial Code filings to give proper notice that the Meyer Products located in the Farberware Outlet Stores or in the warehouse are consigned goods belonging to CCI.

          (d)CCI shall be solely responsible for paying the purchase price, shipping and delivery charges, insurance costs and all other costs relating to delivery of any Meyer Products shipped to any Farberware Outlet Stores and for paying amounts due to any manufacturer, supplier or other person with which CCI transacts business in connection with the Meyer Products.

          (e)(i)CCI agrees to purchase from LHC or ORSI any
products owned by ORSI or LHC and located in the Farberware
Outlet Stores and/or warehouses maintained by ORSI or LHC as of the commencement of the Term of this Agreement that are of a type defined as Meyer Products, at a purchase price equal to ORSI's or
LHC's landed cost of acquiring such products.   Such products
will be deemed to be Meyer Products for purposes of this
Agreement.  Any such products which are currently in LHC's or
ORSI's warehouses shall continue to be stored in such warehouses and will be shipped to the Farberware Outlet Stores from time to time as needed, as determined by CCI. Cost of shipping and
handling to be borne by CCI.  CCI will not be required to
purchase any non-saleable inventory from ORSI.

               (ii)Determination of the products to be purchased by CCI pursuant to Section 6(e)(i) and payment of the purchase price therefor shall be made as follows:

                    (A)The parties shall make a preliminary
determination of such products by reference to the most recent available inventory reports, and CCI shall pay, on the date of the execution of this Agreement, an amount equal to 95% of the total purchase price of such products as so determined.

                    (B)A physical inventory of such products shall be taken during the period June 25, 1997 through July 2, 1997, the cost of which CCI shall pay 62.5% and ORSI shall pay
37.5%.

                    (C)Based on the physical inventory, and within 30 days of the completion thereof, the parties shall make a final determination of the total purchase price of such products, and the excess, if any, of such total purchase price over the amount paid by CCI to ORSI on the date of the execution of this Agreement shall be paid by CCI to ORSI (or, if the amount paid by CCI exceeds such total, such excess shall be paid by ORSI to CCI).

          (f)CCI shall be responsible for supplying all display racks and special fixtures relating to the Meyer Products and shall have the right to design the space allocated to Meyer
Products in each Farberware Outlet Store; provided, however, that such fixtures and design shall be consistent (although they need not be identical) with the style and size of the other fixtures in, and the overall appearance of, the Farberware
Outlet Stores, and shall be subject to the reasonable approval of ORSI. ORSI will supply all display racks and special fixtures relating to the LHC's products. For all fixturing that is common to both companies, CCI will pay 62.5% of the cost and ORSI will pay 37.5% of the cost.

          (g)CCI shall not engage in any promotion, marketing or advertising of any Meyer Product that names the Farberware
Outlet Stores without the prior written consent of ORSI.

          (h)During the Term and for a period of six (6) months after the expiration or termination of this Agreement, CCI shall be responsible for 62.5% of all amounts payable under, arising in connection with, or otherwise related to any and all Leases, whether in effect as of the date of this Agreement or entered into during the Term of this Agreement, during the terms of such Leases (including portions of such terms that extend beyond the expiration or termination of this Agreement and including any renewals or extensions of such terms entered into during the
Term) including, without limitation, security or other deposits, base rent, additional rents, taxes, surcharges, late fees and assessments, common charges, usage fees or additional charges of any kind, damages, claims and attorney's fees. If, from time to time, any such amounts become payable after the expiration or termination of this Agreement, ORSI will notify of such amounts, and CCI shall remit payment thereof within 15 days of receipt of the notification. ORSI agrees that any expenses which CCI is responsible for subsequent to the expiration or termination of the Agreement under this section shall be reduced by the allocable portion of amounts received by ORSI in respect of payments due under such Leases pursuant to any assignment or sublease of such Leases, and any marketing or sales arrangement entered into similar to that set forth herein and by the amount of any reduction in amounts due pursuant to the Leases as a result of any agreement with the landlords thereof.

          (i)CCI shall be solely responsible for costs and expenses relating to returns and warranties of Meyer Products including, without limitation, shipping, repair and replacement costs, and all costs and expenses, including attorney's fees, relating to claims for damages.

          (j)During the Term, neither CCI nor any of its affiliates will own or operate any stores that sell Farberware-branded products, regardless of geographical location.
Furthermore, it is understood that it would be detrimental to the Farberware Outlet Stores if competitors were selling Meyer
Products which are Farberware-licensed at prices cheaper than the Farberware Outlet Stores were selling them and, accordingly, CCI agrees not to enter into any arrangements which will allow for such sales.

          (k)(i)Upon expiration of this Agreement or termination
hereof in accordance with the provision of Section 7,  ORSI shall have the right to purchase any or all the Meyer Products in the
Farberware Outlet Stores.   To the extent that ORSI does not
purchase such products,  CCI will remove any such products  from the Farberware Outlet Stores at its sole cost, and if CCI fails to timely remove such Meyer Products from the Farberware Outlet
Stores, ORSI shall have the right to have such products shipped to CCI at CCI's expense.

               (ii)In addition, upon expiration of this Agreement or termination hereof in accordance with the provision of
Section 7, and until the end of the term of any Lease in effect at the date of such expiration or termination (whether in effect as of the date of this Agreement or entered into during the Term of this Agreement, including portions of such terms that extend beyond the expiration or termination of this Agreement and including any renewals or extensions of such terms, but only if entered into prior to the expiration or termination of this Agreement) (the "existing Farberware Outlet Stores"), CCI shall be obligated to sell to ORSI Meyer Products sufficient to stock the existing Farberware Outlet Stores with such products at a level commensurate with the display and inventory quantities of other products carried by such existing Farberware Outlet Stores.

               (iii) The purchase price to be paid by ORSI for Meyer Products purchased pursuant to Sections 6(k)(i) and (ii) shall be as follows:

               (A)If  ORSI elects to terminate the Agreement,
then the purchase price shall not be greater than the price at which CCI would be required to sell such products to ORSI under the terms of the Meyer License.

               (B)If CCI elects to terminate the Agreement, then the purchase price shall be Meyer U.S.'s manufacturing cost, plus freight, duties, insurance and inland freight (but not including any mark-up), plus 10%.

          7.Termination.

          (a)Either party (the "non-breaching party") shall have the right to terminate this Agreement upon 30 days' prior written notice to the other party (the "breaching party") upon the occurrence of one or more of the following events:

               (i)the breach of any material provision of this Agreement, unless the breaching party cures or corrects such breach within the 30 days after the written notice by the non-breaching party;

               (ii)the insolvency of the breaching party;

               (iii) the institution of any proceeding against the breaching party under any bankruptcy, insolvency or moratorium law, to which the breaching party consents or which is not dismissed with 60 days thereafter;

               (iv)any assignment by the breaching party of substantially all of its assets for the benefit of creditors; or

               (v)the placement of the assets of the breaching party in the hands of a trustee or receiver, unless the receivership or trust is dissolved within 60 days thereafter.

          (b)ORSI may terminate this Agreement if either the Meyer Agreement or the Meyer License are terminated for any reason.

          (c)CCI may terminate this Agreement if the LHC License is terminated for any reason.

          (d)Upon expiration of this Agreement or termination hereof in accordance with the provisions of this Section 7,

               (i)All amounts due hereunder, as reflected in the Monthly Reports required to be issued pursuant to Section 4(a) and the Annual Reports required to be issued pursuant to Section
4(b), shall be paid within 15 days of issuance of the last
Monthly Report and Annual Report, respectively;

               (ii)If ORSI has not determined to liquidate the business of the Farberware Outlet Stores and continues to operate such stores, ORSI shall pay to CCI an amount equal to 62.5% of the book value of the nondepreciated removable fixturing or, alternatively, In ORSI's sole discretion, may allow CCI to remove such removable fixturing; and

               (iii)The provisions of Section 6(k) shall apply.

          8.Warranties, Indemnification and Insurance.

          (a)(i)CCI shall indemnify and hold harmless ORSI and its directors, officers and control persons, or any of them from any loss, liability, damage, costs, claims, causes of actions, proceedings, judgments and expense (including, without limitation, attorneys' fees and costs) in connection with any claim arising out of the manufacture of the Meyer Products, or the sales or distribution of the Meyer Products in the Farberware
Outlet Stores.

               (ii)ORSI shall indemnify and hold harmless CCI and its directors, officers and control persons, or any of them from any loss, liability, damage, costs, claims, causes of actions, proceedings, judgments and expense (including, without limitation, attorneys' fees and costs) in connection with any claim arising out of the manufacture of products manufactured by or for LHC for sale in the Farberware Outlet Stores, or the sales or distribution of such products in the Farberware Outlet Stores.

          (b)Each party agrees to purchase and keep in full force and effect, during the term of this Agreement, a policy of insurance in a commercially reasonable amount insuring against those risks customarily insured under the comprehensive general liability policies, including "product liability," etc., which policy shall name the other as an additional named insured thereunder. Each party shall provide to the other, within 30 days of the effective date of this Agreement, a certificate showing proof that such policy of insurance is in effect. Each party agrees to give the other notice of any termination of such policy of insurance or any notice received with respect to any contemplated termination.

          (c)EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT,
NEITHER PARTY  MAKES ANY REPRESENTATIONS OR WARRANTIES OF ANY
KIND WITH RESPECT TO THE RESPECTIVE PRODUCTS TO BE SUPPLIED TO
THE FARBERWARE OUTLET STORES HEREUNDER, INCLUDING BUT NOT LIMITED
TO ANY WARRANTY OF NON-INFRINGEMENT, MERCHANTABILITY OR FITNESS
FOR A PARTICULAR PURPOSE.

          (d) ORSI shall have no liability to CCI for any action or omission in connection with the management or operation of the Farberware Outlet Stores, except to the extent such action or omission results from ORSI's senior management's willful misconduct or fraud. CCI acknowledges that shrinkage of inventory is normally associated with retail operations and that LHC shall not be responsible for any losses to CCI resulting from shrinkage. Any losses due to shrinkage will be allocated on a pro rate basis to all products sold in the Farberware Outlet
Stores and treated as an expense under Section 3.

          9.Approval by Farberware, Inc..  Neither this
Agreement, nor any amendment or modification hereof shall be effective unless and until approved and accepted, in writing, by Farberware, Inc., to the extent necessary.

          10.Representations.

          (a)ORSI represents and warrants that, subject to acceptance and approval of this Agreement by Farberware, Inc., it has full corporate power and authority to enter into this Agreement and to perform hereunder and that it has not made, nor will it make, any commitment to any third party inconsistent with or in derogation of the rights and obligations set forth herein.

          (b)CCI represents and warrants that it has full corporate power and authority to enter into this Agreement and to perform hereunder and that it has not made, nor will it make, any commitment to any third party inconsistent with or in derogation of the rights and obligations set forth herein.

          11.Dispute Resolution.In the event any dispute shall arise between the parties relating to any term or condition of this Agreement, the parties shall use their best efforts to resolve such dispute by means of good faith negotiations, including submitting the dispute to mediation if the parties agree to do so. Except as otherwise herein set forth, any and all disputes that have not been resolved in good faith negotiations between the parties shall be resolved by binding arbitration conducted in New York, New York. The arbitrators shall be selected and the arbitration shall be conducted in accordance with the Commercial Arbitration Rules of the American Arbitration
Association. The arbitrators shall have no power to add to, subtract from or modify any of the terms or conditions of this Agreement. Any award rendered in such arbitration may be enforced by either party in the courts of New York, or in the U.
S. District Court for the Southern District of New York, to whose jurisdiction the parties each hereby irrevocably consent and submit for such purpose.

          12.Miscellaneous.

          (a)All notices, requests, demands or other communications required or permitted to be given or made hereunder shall be in writing and delivered personally or sent by pre-paid, first class, certified or registered mail, return receipt requested, by express delivery service providing evidence of delivery , or by confirmed facsimile transmission, to the intended recipient thereof at its address or facsimile number as set forth below:

               If to ORSI:Outlet Retail Stores, Inc.
                              One Merrick  Avenue
                              Westbury, New York 11590
                              Attention:  Jeffrey Siegel,
Executive Vice President
                              Fax: (516)  683-6006

               With a copy to:Bachner, Tally, Polevoy & Misher
LLP
                              380 Madison Avenue
                              New York, New York 10017
                              Attention: Steven A. Fishman, Esq.
                              Fax: (212) 682-5729


               If to CCI:Cookware Concepts, Inc.
                              525 Curtola Parkway
                              Vallejo, California 94590
                              Attention: Norman Schoenfeld,
Executive Vice President
                              Fax: (707) 551-2951

               With a copy to:Lanahan & Reilly LLP
                              500 Sansome Street
                              San Francisco, California 94111
                              Attention: Michael Schiffman, Esq.
                              Fax: (415) 421-1103

Any such notice, demand or communication shall be deemed to have been duly given upon delivery (if made by express delivery service), immediately (if given or made by confirmed facsimile), or five (5) days after mailing. Any party may change the address or facsimile number to which notices, requests, demands or other communications to such party shall be delivered or mailed by giving notice thereof to the other party hereto in the manner provided herein.

          (b)This Agreement does not constitute either party as an agent, employee, legal representative, partner or joint venturer of the other party for any purpose whatsoever. Neither party is granted, nor shall it represent that it has been granted, any right or authority to assume or create any obligation or responsibility, express or implied, on behalf of or in the name of the other party or to bind the other party in any manner whatsoever.

          (c)This Agreement constitutes the entire agreement between the parties concerning the subject matter hereof, and supersedes all prior and contemporaneous agreements, whether written or oral, between the parties. This Agreement shall not be modified, amended or terminated except as herein provided and may be amended only by an instrument in writing executed by authorized representatives of the parties hereto that expressly refers to the Agreement and specifically states that it is intended to amend, modify or terminate it. No party is relying on any warranties, representations, or inducements not set forth herein.

          (d)All rights and restrictions contained herein may be exercised and shall be applicable and binding only to the extent that they do not violate any applicable laws and are intended to be limited to the extent necessary so that they will not render this Agreement illegal, invalid or unenforceable. If any provision or portion of any provision of this Agreement not essential to the commercial purpose of this Agreement shall be held to be illegal, invalid or unenforceable by a court of competent jurisdiction, it is the intention of the parties that the remaining provisions or portions thereof shall constitute their agreement with respect to the subject matter hereof, and all such remaining provisions or portions thereof shall remain in full force and effect.

          (e)The headings as to contents of particular paragraphs are inserted only for convenience and shall not be construed as part of this Agreement or as a limitation on the scope of any terms or provisions of this Agreement.

          (f) ORSI may assign its rights and obligations under this agreement in connection with the sale of the business of owning and operating the Farberware Outlet Stores provided that the assignee assumes all of ORSI's obligations under this Agreement and provided that the assignee does not compete with the CCI or its affiliates in connection with any principal product line of the CCI or its affiliates. The CCI may assign its rights and obligations under this Agreement in connection with the sale of its business relating to the Meyer Products, provided that the assignee assumes all of the CCI's obligations under this Agreement and provided that the assignee does not compete with ORSI or its affiliates in connection with any principal product line of ORSI and its affiliates. Except as provided herein, neither party shall assign, delegate or transfer any of its rights or obligations under this Agreement, in whole or in part, without the prior written consent of the other party.
Subject to the foregoing, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns.

          (g)If either party is delayed or prevented from performing its obligations under any provisions hereof by reasons of fire, strike, labor dispute, government law or regulation, insurrection, war, public disaster, flood, unavoidable casualty, act of God or the elements, embargo, or any other material cause beyond the control of the breaching party, then (i) the other party shall have no right to terminate this Agreement and (ii) such non-performance should not be deemed a breach of this Agreement, unless the period of non-performance shall exceed two
(2) months.

          (h)All notices, requests, and other communications required or permitted to be given hereunder shall be in writing and shall be deemed to have been duly given if delivered personally, by United States postal service, overnight delivery or facsimile with transmission verification. The effective notice date shall be the date of delivery to the address set forth at the beginning of this Agreement.

          (i)The parties may be exposed to financial and sales information, improvements, concepts, designs, processes and other confidential information regarding each other's products, processes and businesses. Said confidential information is considered to be trade secrets and each party agrees not to disclose or divulge any such confidential information to any other party. Neither party shall disclose to the public or any other third party any term of this Agreement except by compulsion of law. Notwithstanding the foregoing, the term confidential information does not include information that (i) is or becomes publicly available other than through breach of this Agreement by the party in question; (ii) is already known to the party in question at the time of disclosure; (iii) is received by the party in question from a third party not under an obligation of confidentiality to the other party or (iv) is independently developed by the party in question without reference to the confidential information. Failure to abide by this paragraph may result in termination of this Agreement.

          (j)If any legal action is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reimbursement from the other party for reasonable attorney's fees and costs in addition to any other relief to which it may be entitled.

          (k)This Agreement shall be construed and interpreted in accordance with the laws of the State of New York, and the parties agree that it is executed and delivered in that state.

          (l)The following provisions shall survive the termination of this Agreement: 3(b), 3(c), 4, 5(b), 6(c), 6(g),
6(h), 6(j), 6(k), 7(d), 8, 11, 12(a), 12(i), 12(j),  and 12(k).
In addition, until all amounts payable hereunder are paid in full, all such obligations shall survive the termination of this Agreement.

          (m)This Agreement may be executed in two or more counterparts and each such counterpart shall be deemed an original hereof.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                              OUTLET RETAIL STORES, INC.


                              By: /s/ Milton L. Cohen
                                Name: Milton L. Cohen
                                Title: President & CEO


                              COOKWARE CONCEPTS, INC.


                              By:  /s/ Robert A. Rae
                                Name: Robert A. Rae
                                Title:President
                           GUARANTEE

          Meyer Corporation, U.S. ("Meyer U.S.") hereby

guarantees the performance of all obligations and undertakings of

Cookware Concepts, Inc., its wholly-owned subsidiary ("CCI"), and the payment when due of all amounts payable by, CCI under the agreement (the "Agreement") dated June 30, 1997 and effective as of July 1, 1997 between  CCI and Outlet Retail Stores, Inc.

("ORSI"), and any amendment, modification or extension thereof,

or agreement entered into in connection therewith  (collectively,

the "Meyer Obligations").  Meyer U.S. waives notice of acceptance of the guarantee set forth herein and also presentment, demand,

protest, notice of protest and notice of dishonor of any of the

Meyer Obligations guaranteed hereunder.  No extension of time or other indulgence granted by ORSI under the Agreement to CCI,

modification or extension of the Agreement, or  omission or delay on the part of ORSI in exercising any right under this Guarantee or taking any action to collect or enforce performance or payment of any of the Meyer Obligations or any other matter or thing which could operate as a discharge of a guarantor as a matter of law, shall be deemed a waiver of such right or release or affect the obligations of Meyer U.S. hereunder.

                              MEYER CORPORATION, U.S.


                              By: /s/ Robert A. Rae
                              Name: Robert A. Rae
                              Title: President
                           GUARANTEE

          Lifetime Hoan Corporation ("LHC") hereby guarantees the

performance of all obligations and undertakings of Outlet Retail

Stores,  Inc., its wholly-owned subsidiary ("ORSI"), and the payment when due of all amounts payable by, ORSI under the

agreement (the "Agreement") dated June 30, 1997 and effective as of July 1, 1997 between  ORSI and Cookware Concepts, Inc.

("CCI"), and any amendment, modification or extension thereof, or agreement entered into in connection therewith  (collectively,

the "ORSI Obligations").  LHC waives notice of acceptance of the guarantee set forth herein and also presentment, demand, protest,

notice of protest and notice of dishonor of any of the ORSI

Obligations guaranteed hereunder.  No extension of time or other indulgence granted by CCI under the Agreement to ORSI,

modification or extension of the Agreement, or  omission or delay on the part of CCI in exercising any right under this Guarantee or taking any action to collect or enforce performance or payment of any of the ORSI Obligations or any other matter or thing which could operate as a discharge of a guarantor as a matter of law,

shall be deemed a waiver of such right or release or affect the obligations of LHC hereunder.

                              LIFETIME HOAN CORPORATION


                              By: /s/ Milton L. Cohen
                              Name: Milton L. Cohen
                              Title: President & CEO

                          BILL OF SALE


               Pursuant to the Outlet Store Operating Agreement dated June 30, 1997 and effective as of July 1, 1997 (the "Outlet
Store Agreement") between OUTLET RETAIL STORES, INC., a Delaware corporation ("ORSI") and COOKWARE CONCEPTS, INC., a Delaware corporation ("CCI"), ORSI, in consideration of the payment of the purchase price set forth in Section 6(e) of the Outlet Store
Agreement, receipt of which (subject to adjustment as set forth in Section 6(e) of the Outlet Store Agreement) is hereby acknowledged, hereby sells, conveys, transfers, assigns and de livers to CCI, to and for the benefit of CCI and its successors and assigns, to have and to hold all and singular to its own use forever, all of ORSI's right, title and interest in and to the the products described in Section 6(e) of the Outlet Store Agree ment (the "Section 6(e) Products").

               ORSI hereby constitutes and appoints CCI and its successors and assigns, as the attorney-in-fact of ORSI, with full power of substitution, to institute and prosecute, in the name of ORSI or CCI but on behalf of and for the benefit of CCI, and at the expense of CCI, all proceedings which CCI may deem desirable to collect, assert or enforce any claim, right or title of any kind in or to the assets hereby sold, transferred or assigned and to defend and compromise any and all actions, suits or proceedings in connection with such assets. ORSI agrees that the foregoing powers are coupled with an interest and are and shall be irrevocable by ORSI in any manner or for any reason.

               EXCEPT AS SET FORTH IN THE OUTLET STORE AGREEMENT,
HAS NOT MADE AND DOES NOT MAKE AND HEREBY DISCLAIMS ANY
REPRESENTATIONS OR WARRANTIES OF WHATSOEVER NATURE WITH RESPECT
TO THE SECTION 6(E) PRODUCTS, WHETHER EXPRESS OR IMPLIED, WHETHER
DIRECT OR INDIRECT, AS TO THE CONDITION OF THE SECTION 6(E)
PRODUCTS, THE MERCHANTABILITY OF THE SECTION 6(E) PRODUCTS, OR
THE FITNESS OF THE SECTION 6(E) PRODUCTS FOR THE PURPOSES OR USES
INTENDED.

Dated:     July 1, 1997


                         OUTLET RETAIL STORE, INC.


                         By:  /s/ Milton L. Cohen

                         Title:  President & CEO











Exhibit 10.26 - Jeff Siegel Employment Agreement Amendment No. 1


             AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT



          Amendment No. 1 dated as of June 6, 1997 to Employment
Agreement dated as of April 7, 1996 (the "Employment Agreement") between Lifetime Hoan Corporation, a Delaware Corporation (the
"Corporation"), with principal offices located at One Merrick
Avenue, Westbury, New York 11590, and Jeffrey Siegel
("Executive"), residing at 40 Merivale Road, Great Neck, New York
11020.

          1.Paragraph 2 of the Employment Agreement is amended by changing the date April 6, 1999 appearing therein to April 6, 2000.

          2.Paragraph 7(b) of the Employment Agreement is amended by changing the word "three" in the first sentence thereof to "five."

          3.Except as amended as provided in paragraphs 1 and 2 above, the Employment Agreement is hereby ratified and confirmed in all respects.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 1 as in the date first above written.



                              Lifetime Hoan Corporation


                              By
                              :


                                   /s/ Jeffrey Siegel
                                        Jeffrey Siegel


Exhibit 10.27 - Milton L. Cohen Employment Agreement Amendment
No. 1

             AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT



          Amendment No. 1 dated as of June 6, 1997 to Employment
Agreement dated as of April 7, 1996 (the "Employment Agreement") between Lifetime Hoan Corporation, a Delaware Corporation (the
"Corporation"), with principal offices located at One Merrick
Avenue, Westbury, New York 11590, and Milton L. Cohen
("Executive"), residing at 153 Everett Avenue, Hewlett Bay Park,
New York 11557.

          1.Paragraph 2 of the Employment Agreement is amended by changing the date April 6, 1999 appearing therein to April 6, 2000.

          2.Paragraph 7(b) of the Employment Agreement is amended by changing the word "three" in the first sentence thereof to "five."

          3.Except as amended as provided in paragraphs 1 and 2 above, the Employment Agreement is hereby ratified and confirmed in all respects.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 1 as in the date first above written.



                              Lifetime Hoan Corporation


                              By
                              :


                                   /s/ Milton L. Cohen
                                        Milton L. Cohen



