Form 10-Q
period 1997-09-30
LIFETIME HOAN CORP
filed 1997-11-13
CIK 874396

18
                          Page 1 of 13
                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1997

Commission file number 1-19254


                    Lifetime Hoan Corporation
     (Exact name of registrant as specified in its charter)

Delaware                                               11-2682486
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer) Identification No.)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value 12,496,262 shares outstanding as of
                        October 31, 1997


                              INDEX

                    LIFETIME HOAN CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1997
    and December 31, 1996                                       3

Condensed Consolidated Statements of Income for the
    Three and Nine months ended September 30, 1997 and 1996     4

Condensed Consolidated Statement of Changes in Stockholders'
Equity for the
    Nine months ended September 30, 1997                        5

Condensed Consolidated Statements of Cash Flows for the
    Nine months ended September 30, 1997 and 1996               6

Notes to Condensed Consolidated Financial Statements for the
    Nine months ended September 30, 1997                        7


Item 2. Management's Discussion and Analysis of Financial
Condition
    and Results of Operations                                   9


PART II. OTHER INFORMATION                                     12


SIGNATURES                                                     14

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         LIFETIME HOAN CORPORATION

                                                   September     December
                                                      30,           31,
                                                     1997          1996
                                                  (unaudited)      (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $37,991    $1,093,432
Accounts receivable, less allowances of $805,000
(1997)
and $791,000 (1996)                                14,744,508    14,000,366
Merchandise inventories                            44,787,308    39,916,990
Prepaid expenses                                    4,113,652     4,930,194
Deferred income taxes                               1,274,000     1,018,000
Other current assets                                1,226,862       925,181
TOTAL CURRENT ASSETS                               66,184,321    61,884,163
PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation
and amortization of $5,000,972 (1997) and           9,445,775     8,696,802
$4,016,403 (1996)
EXCESS OF COST OVER NET ASSETS ACQUIRED, net of
Accumulated amortization of $822,200 (1997) and     1,857,002     1,905,902
$773,300 (1996)
OTHER INTANGIBLES, net of accumulated
amortization of
     $628,500 (1997) and $335,250 (1996)           11,047,634    11,340,884
OTHER ASSETS                                          989,728       944,164
                                                  $89,524,460   $84,771,915
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and trade acceptances             $5,214,671    $4,012,132
Accrued expenses                                    5,042,312     6,882,422
Income taxes                                        1,315,841     1,318,728
Short term borrowings                                             1,000,000
TOTAL CURRENT LIABILITIES                          11,572,824    13,213,282

STOCKHOLDERS' EQUITY
Series B Preferred Stock, $1 par value,
authorized 2,000,000
Shares; none issued
Common Stock, $.01 par value, authorized
25,000,000 shares;
Issued and outstanding 12,494,749 (1997) and          124,948       124,065
12,406,509 (1996)
Paid-in capital                                    75,182,094    74,756,842
Retained earnings                                   3,618,369   (2,336,661)
                                                   78,925,411    72,544,246
Less:
Notes receivable for shares issued to                 908,064       908,064
stockholders
Deferred compensation                                  65,711        77,549
                                                   77,951,636    71,558,633

                                                  $89,524,460   $84,771,915


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


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION


                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1997       1996        1997        1996

Net sales                     $24,515,723 $25,116,296  $67,757,158 $65,380,614
Cost of sales                  12,104,533  11,707,992   34,440,486  32,782,813
                               12,411,190  13,408,304   33,316,672  32,597,801

Selling, general and            7,462,978   8,502,046   23,552,991  22,622,276

INCOME FROM OPERATIONS          4,948,212   4,906,258    9,763,681   9,975,525

Other (income) deductions:
   Interest expense                 6,754     193,399       54,195     527,932
   Other (income), net           (36,041)    (25,120)     (95,544)    (78,881)

INCOME BEFORE INCOME TAXES      4,977,499   4,737,979    9,805,030   9,526,474

Provision for federal, state
and local
Income taxes                    1,923,000   1,865,000    3,850,000   3,710,000

NET INCOME                     $3,054,499  $2,872,979   $5,955,030  $5,816,474

NET INCOME PER SHARE                $0.24       $0.23        $0.47       $0.46

WEIGHTED AVERAGE SHARES
   OUTSTANDING                 12,673,562  12,689,031   12,648,537  12,678,828







         See notes to condensed consolidated financial statements



      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                            LIFETIME HOAN CORPORATION




                     Common Stock     Paid-in   Retained      Notes       Deferred
                                                           Receivable
                   Shares   Amount    Capital   Earnings      from       Compensation    Total
                                                          Stockholders
Balance at
Dec. 31, 1996   12,406,509 $124,065  $74,756,842 ($2,336,661) ($908,064)   ($77,549)  $71,558,633

Exercise of stoc    88,240      883      425,252                                          426,135
options

Net income for
the Nine months
ended
September 30, 1997                                   5,955,030                          5,955,030
30, 1997

Amortization of                                                              11,838        11,838
deferred compensation

Balance at
Sept 30, 1997     12,494,749 $124,948 $75,182,094  $3,618,369 ($908,064)   ($65,711)  $77,951,636



            See notes to condensed consolidated financial statements.




              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                         LIFETIME HOAN CORPORATION

                                              Nine         Nine
                                             Months       Months
                                             Ended        Ended
                                         September 30,  September 30,
                                              1997         1996
OPERATING ACTIVITIES
Net income                                 $5,955,030    $5,816,474
Adjustments to reconcile net income to
net cash
Provided by / (used in) operating
activities:
Depreciation and amortization               1,347,136    1,122,484
Amortization of deferred compensation          11,838       11,838
Deferred tax (benefit)                      (256,000)       70,000
Provision for losses on accounts            1,952,824      446,256
receivable
Changes in operating assets and
liabilities:
Accounts receivable                       (2,696,966)  (1,975,528)
Merchandise inventories                   (4,870,318)     (73,089)
Prepaid expenses, other current assets
     and other assets                         469,297  (2,233,752)
Accounts payable and trade acceptances
  and accrued expenses                      (637,571)    2,785,077
Income taxes payable                          (2,887)      744,071

NET CASH PROVIDED BY
OPERATING ACTIVITIES                        1,272,383    6,713,831

INVESTING ACTIVITIES
Purchase of property and equipment, net   (1,753,959)  (1,726,877)
Purchase of intangibles                                (9,077,617)

NET CASH (USED IN)
INVESTING ACTIVITIES                      (1,753,959) (10,804,494)

FINANCING ACTIVITIES
(Repayments)/Proceeds from short term     (1,000,000)    3,800,000
borrowings, net
Proceeds from the exercise of warrants                       6,147
Proceeds from the exercise of stock           426,135      111,566
options
Repayment of note receivable                               140,000

NET CASH (USED IN) / PROVIDED BY
FINANCING ACTIVITIES                        (573,865)    4,057,713

(DECREASE) IN CASH AND CASH
EQUIVALENTS                               (1,055,441)     (32,950)
Cash and cash equivalents at beginning of   1,093,432       89,797
period
CASH AND CASH EQUIVALENTS AT END OF           $37,991      $56,847
PERIOD...

See notes to condensed consolidated
financial statements

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                     LIFETIME HOAN CORPORATION

Note   A  -  Basis  of  Presentation  The  accompanying  unaudited condensed consolidated financial statements have been prepared  in accordance  with  generally  accepted  accounting  principles  for interim financial information and with the instructions to Form 10-
Q  and  Article  10 of Regulation S-X. Accordingly,  they  do  not include all of the information and footnotes required by generally accepted  accounting principles for complete financial statements.
In  the  opinion  of  management, all adjustments  (consisting  of
normal  recurring  accruals)  considered  necessary  for  a   fair
presentation  have been included. Operating results for  the  nine
month   period  ended  September  30,  1997  are  not  necessarily indicative of the results that may be expected for the year  ended
December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's  Annual
Report on Form 10-K for the year ended December 31, 1996.

Note B - Inventories
Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit. As of September 30, 1997, the Company had $10,731,000 of letters of credit outstanding and no borrowings. The line is cancelable by either party at any time.
Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire Line.

Note D - Capital Stock
Net Income Per Share: Net income per common share is based on net income divided by the weighted average number of common shares and equivalents outstanding during the periods.

Recent  Accounting Pronouncement:  In February 1997, the Financial
Accounting Standards Board issued Statement No. 128, Earnings  Per
Share,  which is required to be adopted on December 31, 1997.   At
that  time,  the  Company will be required to  change  the  method currently  used to compute earnings per share and to  restate  all prior periods.  Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options  will  be
excluded.   The new requirement is expected to have no  impact  on
the  third quarter ended September 30, 1997 or September 30,  1996 earnings per share. It is expected to increase earnings per  share by  $0.01  for each of the nine month periods ended September  30,
1997   and   September 30, 1996.  There is no expected  impact  of
Statement  128  on the calculation of fully diluted  earnings  per share for these quarters  or  nine month periods.

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

In  addition,  Meyer  acquired  all cookware  inventory  from  the
Company  for  approximately $3.1 million.   The  Company  has  not
recognized any gain or loss as a result of this transaction.


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below.



                               Three Months        Nine Months
                                   Ended              Ended
                              September 30,       September 30,
                              1997      1996      1997     1996

Net Sales                    100.0  %   100.0  %  100.0  % 100.0  %
Cost of sales                 49.4       46.6      50.8     50.1
Gross profit                  50.6       53.4      49.2     49.9
Selling, general and          30.4       33.9      34.8     34.6
administrative expenses
Income from operations        20.2       19.5      14.4     15.3
Other (income), expense        0.0        0.8       0.0      0.8
Income before income taxes    20.2       18.8      14.4     14.5
Income taxes                   7.8        7.4       5.7      5.7
Net Income                    12.5   %   11.4  %    8.8  %   8.9  %



               Three Months Ended September 30, 1997
         Compared to Three Months Ended September 30, 1996

Net Sales
Net sales for the three months ended September 30, 1997 were $24.5 million,  a  2.4%  decrease of $601,000 from the  comparable  1996
period.   Excluding  net sales of the Company's Farberware  outlet
stores,  net sales increased approximately 5% over the  comparable quarter in 1996.  The growth came primarily from the Hoffritz  and
Farberware  lines  offset in part by decreased  sales  of  certain
"impulse purchase" products.

Net  sales attributable to the outlet stores decreased as a result of  the  previously announced agreement signed in July  1997  with
Meyer  Corporation.   Under the terms of the agreement,  sales  of
cookware products in Farberware retail outlet stores are  for  the account of Meyer Corporation.

Gross Profit
Gross  profit  for the three months ended September 30,  1997  was
$12.4  million, a decrease of 7.4% or $997,000 over the comparable
1996  period. Gross profit as a percentage of net sales was  50.6%
as  compared  to  53.4%  for the 1996 period.   This  decrease  is
primarily due to a change in the overall sales mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three  months ended  September  30, 1997 were $7.5 million, a decrease  of  $1.0 million or 12.2% from the comparable 1996 period. Selling, general and  administrative expenses as a percentage  of  net  sales  were
30.4% during  the  three month period in 1997 as compared to 33.9%
for  the  1996  period.  This  percentage  decrease  is  primarily attributable  to  reduced  operating expenses  of  the  Farberware
Outlet  Stores  resulting  from the  Meyer  agreement  along  with reduced warehouse and insurance expenses.

               Nine Months Ended September 30, 1997
         Compared to Nine Months Ended September 30, 1996

Net Sales
Net sales for the nine months ended September 30, 1997 were $67.8 million, an increase of $2.4 million or 3.6% from the comparable
1996 period. The sales growth was primarily due to increased net sales in the Hoffritz and Farberware lines and Farberware Outlet
Stores offset by decreased sales of certain "impulse-purchase" products.

Gross Profit
Gross  profit  for the nine months ended September  30,  1997  was
$33.3 million, an increase of $719,000 or 2.2% over the comparable
1996  period. Gross profit as a percentage of net sales was  49.2%
as compared to 49.9% for the 1996 period.  This slight decrease is primarily due to a change in the overall sales mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 1997 were $23.6 million, an increase of $931,000 or 4.1% from the comparable 1996 period. Selling, general and administrative expenses as a percentage of net sales were relatively constant at 34.8% during the nine month period in 1997 as compared to 34.6% for the 1996 period.

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

Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire Line. As of September 30, 1997, the Company had no borrowings and $10,731,000 of letters of credit outstanding under the Line and, as a result, the availability under the Line was $14,269,000. The Line is cancelable by either party at any time.

At  September 30, 1997, the Company had cash and cash  equivalents of $38,000 versus $1.1 million at December 31, 1996, a decrease of
$1.1  million.  The  decrease  is primarily  attributable  to  the
Company's   increased  inventory  levels  and  decreased   accrued
expenses   offset   by  increased  accounts  payable   and   trade
acceptances.

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

In  addition,  Meyer  acquired  all cookware  inventory  from  the
Company  for  approximately $3.1 million.   The  Company  did  not
recognize any gain or loss as a result of this transaction.

The Board of Directors of the Company declared a quarterly cash dividend of $0.0625 per share, payable on November 19,1997 to shareholders of record on November 5, 1997.

The   Company   believes  that  its  cash  and  cash  equivalents,
internally  generated funds and its existing  credit  arrangements will  be  sufficient to finance its operations  and  its  dividend payments for the next 12 months.

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


PART II - OTHER INFORMATION

Item 6. Exhibit(s) and Reports on Form 8-K.

     (a) Exhibit(s) in the third quarter of 1997:

Exhibit  Description
No.
27       Financial Data Schedule


     (b) Reports on Form 8-K in the third quarter of 1997: NONE



Exhibit 27.  Financial Data Schedule

                     Lifetime Hoan Corporation

                      Financial Data Schedule

             Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements
           for the nine months ended September 30, 1997.


Item               Item Description             Amount
Number

5-02(1)    Cash and Cash Items              $     37,991
5-02(2)    Marketable Securities            $          0
5-         Notes and Accounts Receivable -  $  14,819,50
02(3)(a)(  Trade                                       8
1)
5-02(4)    Allowances for Doubtful          $     75,000
           Accounts
5-02(6)    Inventory                        $ 44,787,308
5-02(9)    Total Current Assets             $ 66,184,321
5-02(13)   Property, Plant and Equipment    $ 14,446,747
5-02(14)   Accumulated Depreciation         $  5,000,972
5-02(18)   Total Assets                     $ 89,524,460
5-02(21)   Total Current Liabilities        $ 11,572,824
5-02(22)   Bonds, Mortgages and Similar     $          0
           Debt
5-02(28)   Preferred Stock - Mandatory      $          0
           Redemption
5-02(29)   Preferred Stock - No Mandatory   $          0
           Redemption
5-02(30)   Common Stock                     $    124,948
5-02(31)   Other Stockholders' Equity       $ 77,826,688
5-02(32)   Total Liabilities and            $ 89,524,460
           Stockholders' Equity
5-         Net Sales of Tangible Products   $ 67,394,853
03(b)1(a)
5-03(b)1   Total Revenues                   $ 67,757,158
5-         Cost of Tangible Goods Sold      $ 34,440,486
03(b)2(a)
5-03(b)2   Total Costs and Expenses
           Applicable
              to Sales and Revenues         $ 34,440,486
5-03(b)3   Other Costs and Expenses         $          0
5-03(b)5   Provision for Doubtful Accounts  $    392,895
           and Notes
5-         Interest and Amortization of     $     54,195
03(b)(8)   Debt Discount
5-         Income Before Taxes and Other    $  9,805,030
03(b)(10)  Items
5-         Income Tax Expense               $  3,850,000
03(b)(11)
5-         Income/Loss Continuing           $  5,955,030
03(b)(14)  Operations
5-         Discontinued Operations          $          0
03(b)(15)
5-         Extraordinary Items              $          0
03(b)(17)
5-         Cumulative effect - Changes in
03(b)(18)  Accounting
              Principles                    $          0
5-         Net Income or Loss               $  5,955,030
03(b)(19)
5-         Earnings Per Share - Primary     $       0.47
03(b)(20)
5-         Earnings Per Share - Fully       $       0.47
03(b)(20)  Diluted


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                    /s/ Milton L. Cohen           November 14,
1997
                    __________________________________
                    Milton L. Cohen
                    Chairman of the Board of Directors
                    and President
                    (Principal Executive Officer)


                    /s/ Brian Lawrence            November 14,
1997
                    __________________________________
                    Brian Lawrence
                    Controller
                    (Principal Financial and Accounting Officer)



