Form 10-K
period 1997-12-31
LIFETIME HOAN CORP
filed 1998-03-31
CIK 874396

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [No Fee Required]
       For the fiscal year ended December 31, 1997
                           or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
 [No Fee Required]

For the transition period from             to

Commission file number 1-19254

                Lifetime Hoan Corporation
 (Exact name of registrant as specified in its charter)

Delaware                                      11-2682486
(State or other jurisdiction of incorporation or
organization)     (I.R.S. Employer Identification No.)



One Merrick Avenue, Westbury, New York                 11590
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(516) 683-6000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of 6,361,000 shares of the
    voting stock held by non-affiliates of the registrant
    as   of   February   28,   1998   was   approximately
    $64,803,000.   Directors,  executive  officers,   and
    trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.

    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 1998 was 12,549,109.

           DOCUMENTS INCORPORATED BY REFERENCE
    See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities & Exchange Act of 1934 and the
    Exhibit Index hereto.


                LIFETIME HOAN CORPORATION

                        FORM 10-K

                    TABLE OF CONTENTS



PART 1
1.   Business                                          3
2.   Properties                                        8
3.   Legal Proceedings                                 8
4.   Submission of Matters to a Vote of Security Holders
8

PART II
5.   Market for the Registrant's Common Stock and Related
Stockholder Matters                                    9
6.   Selected Financial Data                          10
7.   Management's Discussion and Analysis of Financial
Condition
     and Results of Operations                        11
8.   Financial Statements and Supplementary Data      14
9.   Changes in and Disagreements with Accountants on
Accounting
     and Financial Disclosure                         14

PART III
10.  Directors and Executive Officers of the Registrant15
11.  Executive Compensation                           16
12.  Security Ownership of Certain Beneficial Owners and
Management                                            16
13.  Certain Relationships and Related Transactions   16

PART IV
14.  Exhibits, Financial Statement Schedules, and Reports
on Form 8-K                                           16
  Exhibit Index                                       16
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

Lifetime   Hoan   Corporation   designs,   markets    and
distributes   household  cutlery,  kitchenware,   cutting
boards and other houseware products. Items are sold under
both  owned  and  licensed tradenames.  Owned  tradenames
include  Hoffritzr, Tristarr, Old Homesteadr  and  Hoanr.
Licensed tradenames include Farberwarer and various names
under  licenses from The Pillsbury Company and  The  Walt
Disney  Company, Inc.  The Farberwarer tradename is  used
pursuant  to  a  200  year  royalty-free  license.    The
Company,  incorporated  in  Delaware  in  1983,  is   the
successor  to  Lifetime  Cutlery Corporation,  which  was
founded  in  1945.   As used herein, unless  the  context
requires otherwise, the terms "Company" and "Lifetime" mean Lifetime Hoan Corporation and its subsidiaries.

Sales growth is stimulated by expanding product offerings
and   penetrating   various  channels  of   distribution.
Lifetime  has  developed a strong consumer  franchise  by
promoting and marketing innovative products under Company
trade   names   and  through  licensing  agreements.   In
addition, the following acquisitions and agreements have been made which have had a favorable impact on the Company's business:


Hoffritzr

In  September  1995, the Company acquired  the  Hoffritzr
trademarks and brand name. The Company uses the  name  on
various  products  including cutlery, scissors,  personal
care  implements and kitchen tools. The Company  believes
that  Hoffritzr  is a respected name with  a  history  of
quality. The acquisition has enabled the Company to  sell
products  at  higher price points than the  rest  of  the
Company's products. The Company shipped over 275 types of
items under the Hoffritz brandname during 1997, with  the
total line expected to exceed 300 items. In addition, the
products  are  marketed through a "shop within  a  store"
concept in department and specialty stores
                            3


Farberwarer

In  April 1996, the Company entered into an agreement  to
acquire certain assets of Farberware, Inc. ("Farberware")
for  $12.7  million  in  cash. Under  the  terms  of  the
acquisition agreement, and a joint venture agreed  to  by
the   Company  and  Syratech  Corporation  in  connection
therewith, the Company acquired a 200 year, royalty-free,
exclusive right to use the Farberwarer name in connection
with  the  product  lines covered by  its  then  existing
license   agreement,  which  included   kitchen   cutlery
products (excluding flatware) and kitchen tools  such  as
spatulas,  barbecue  forks and "gadgets"  (but  excluding
appliances),  plus  certain limited additional  products.
This  agreement  enables the Company to  market  products
under  the  Farberwarer  name without  paying  additional
royalties.   The  Company  also  acquired  50  Farberware
outlet  stores.  In  addition,  rights  to  license   the
Farberwarer name for use by third parties in certain product categories are held by a joint venture, owned equally by the Company and a wholly owned subsidiary of Syratech Corporation

Microban

In April 1997, the Company entered into an agreement with
the Microban Products Company whereby the Company secured
exclusive  rights  to incorporate Microban  antibacterial
protection  into  plastic components of  cutting  boards,
kitchen  tools, kitchen gadgets, and cutlery.   Shipments
of products incorporating the Microban technology began in September 1997.

Meyer Agreement

In  July 1997, the Company entered into an agreement with
the  Meyer  Corporation, regarding the operation  of  the
Company's  Farberware retail outlet stores.  Pursuant  to
the  agreement, the Company continues to own and  operate
the  Farberware retail outlet stores, which  the  Company
acquired  in  1996  and Meyer Corporation,  the  licensed
manufacturer  of  Farberware branded  cookware  products,
assumes  responsibility  for merchandising  and  stocking
cookware   products  in  the  stores.  Meyer  Corporation
receives  all revenue from sales of Farberware  cookware,
and  reimburses  the Company for 62.5% of  the  operating
expenses, as defined, attributable to the stores.   Also,
Meyer acquired all cookware inventory from the Company at its carrying value of approximately $3.1 million.

Products

The Company designs, markets and distributes a broad range of household cutlery, kitchenware items and cutting boards, marketing its products under various trade names including Farberware and Hoffritz.

Cutlery

The  Company   markets and distributes household  cutlery
under a variety of tradenames including Farberwarer, Hoffritzr and Tristarr. Cutlery is sold individually in blister packages, boxed sets and in sets fitted into wooden counter blocks, resin carousels and stainless carousels.

Cutlery  is  generally shipped as individual pieces  from
overseas   manufacturers  to  the   Company's   warehouse
facilities  in  central  New Jersey.   This  permits  the
Company to configure the quantity, style and contents  of
cutlery  sets to meet customer requirements as to product
mix  and  pricing.   The  sets  are  then  assembled  and
packaged for shipment to customers.

Kitchenware

The  Company  sells  over 2,750 kitchenware  items  under
various   tradenames  including  Farberwarer,  Hoffritzr,
Hoanr, Smart Choice, HealthWorksT, Pillsbury and cDisney.
The  kitchenware items are manufactured to the  Company's
specifications   outside  the  United  States   and   are
generally  shipped  fully  assembled.   These  items  are
typically packaged on a card which can be mounted for sale on racks at the retailers' premises for maximum display visibility. Products include the following:

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

      Pillsbury, one of America's best known brands of baking accessories featuring the Poppin-FreshT logo on such items as pastry brushes, spatulas, whisks, spoon and cup sets, cookie cutters, mixing spoons and magnets;

      Green Giantr, vegetable-related kitchen accessories incorporating the Green Giantr character, including items such as peelers, can openers, kitchen hooks, magnets, spoons, steamers and strainers.

Impulse Purchase Products

      J-Hook and Clip Strip merchandising systems which enable the Company to expand its product offering and create additional selling space in the stores. The line consists of a variety of quality, novelty items designed to trigger impulse buying. This line is targeted towards supermarkets and mass merchants.


Cutting Boards

      The Company designs, markets and distributes a full
range of cutting boards made of polyethylene, wood, glass
and  acrylic.  All cutting boards except  for  glass  are
imported.   Glass  cutting  board  blanks  are  purchased
domestically  and  are  finished  and  packaged  in   the
Company's  warehouse  facilities in central  New  Jersey.
Boards are also packaged with cutlery items and kitchen gadgets.

New Products

The  Company  has  a design department consisting  of  12
employees   who   create  new  products,  packaging   and
merchandising concepts. In excess of 300 items were developed or remodeled in 1997, including the following :

Hoffritz:   The  Company  introduced  approximately   125
Hoffritzr  branded  items  in  1997  including   barbecue
accessories,  colanders and bowls,  various  caddies  and
expansion  of  the  pepper  mills,  cutting  boards   and
personal care lines.

Cutlery:   Introduction of stainless steel knife  caddies
with Ultrapro knives.

Gadgets: Introduction of various softgrip kitchen tools and gadgets.

Cutting Boards: Continued expansion of the value added approach, packaging boards with Farberwarer cutlery and kitchen gadgets.



Sources of Supply

The  Company  sources its products from approximately  45
manufacturers   located  primarily  in  the   Far   East,
including  the  People's Republic  of  China,  Indonesia,
Taiwan, Thailand, Malaysia, Korea and to a smaller extent
in  the  United States, India and Italy.   In  1997,  the
majority of cutlery was purchased from four suppliers, who individually accounted for 30%, 21%, 18% and 18% of the total purchases. An interruption of supply from any of these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis.
However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

The  Company's  policy is to maintain a  large  inventory
base  and,  accordingly, it orders products substantially
in  advance of anticipated time of sale to its customers.
While  the  Company  does not have any  long-term  formal
arrangements  with  any  of  its  suppliers,  in  certain
instances,  particularly in the manufacture  of  cutlery,
the  Company places firm commitments for products  up  to
twelve  months in advance of receipt of firm orders  from
customers.    Lifetime's    arrangements    with     most
manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of each order.
All purchase orders are in United States dollars.

Marketing

The  Company  markets its product lines directly  through
its  own sales force and through a network of independent
sales   representatives.   The  Company's  products   are
primarily  sold  in  the United States  to  approximately
1,800 customers including national retailers, department store chains, mass merchant retail and discount stores, supermarket chains, warehouse clubs, direct marketing companies, specialty chains and through other channels of distribution. During the year ended December 31, 1997, Walmart accounted for approximately 17% of net sales. No other customer accounted for 10% or more of the Company's net sales.


Competition

The   markets  for  household  cutlery,  kitchenware  and
cutting   boards  are  highly  competitive  and   include
numerous domestic and foreign competitors, some of  which
are  larger  than  the  Company. The primary  competitive
factors  in  selling  such  products  to  retailers   are
consumer  brand  name  recognition,  quality,  packaging,
breadth of product line, distribution capability,  prompt
delivery and price to the consumer.
                            6

Patents and Trademarks

The  Company uses a number of owned trademarks, primarily
Hoffritzr,  Tristarr  and Hoanr, as well  as  Farberwarer
which   is   licensed  under  a  200  year   royalty-free
agreement, which the Company considers significant to its
competitive  position.  Some  of  these  trademarks   are
registered  in the United States and others  have  become
distinctive  marks as to which the Company  has  acquired
common  law rights. The Company also has licensed several
other  trademarks from The Walt Disney  Company  and  The
Pillsbury  Company  which it uses in  its  business.  The
Company  also  owns  several design and  utility  patents
expiring from 2000 to 2013 on the overall design of  some
of  its  products.  The  Company also  acquired  patents,
trademarks  and  copyrights  as  part  of  the  Hoffritzr
purchase,  expiring  from  1999  to  2022.  The   Company
believes that the expiration of any of its patents would not have a material adverse effect on its business.


Seasonality

Although  the  Company sells its products throughout  the
year,  the Company has traditionally had higher net sales
during  its  third  and fourth quarters.   The  following
table sets forth the quarterly net sales for the years ended December 31, 1997, 1996 and 1995:


Net Sales (in thousands)
            1st      2nd       3rd       4th
          Quarter  Quarter   Quarter   Quarter
1997       $21,100  $22,100   $24,500   $32,300
1996       19,300    21,000    25,100    33,000
1995       18,700    15,600    22,100    24,200

Backlog

Lifetime receives projections on a seasonal basis from its principal customers; however, firm purchase orders are most frequently placed on an as needed basis. The
Company's experience has been that while there may be some modifications of customers' projections, the Company is able, with some degree of certainty, to predict its product needs.

Lifetime's  backlog at December 31,  1997  and  1996  was
$6,048,000  and  $3,714,000, respectively.   The  Company
expects to fill the 1997 backlog during 1998. The Company
does not believe that backlog is indicative of its future
results  of operations or prospects. Although the Company
seeks  commitments  from customers  well  in  advance  of
shipment dates, actual confirmed orders are typically not
received until close to the required shipment dates.

Employees

As  of  December 31, 1997, the Company had 527  full-time
employees,  of  whom  4  were employed  in  an  executive
capacity,  50  in  sales, marketing, design  and  product
development, 59 in financial, administrative or  clerical
capacities,  228 in warehouse or distribution  capacities
and   186  were  outlet  store  personnel.  None  of  the
Company's employees are represented by a labor union. The
Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company conducts its operations from four facilities, exclusive of the Outlet Store subsidiary. The Company's corporate headquarters located in Westbury, New York, occupy approximately 42,000 square feet and was acquired in October 1994 at an approximate cost of $6,850,000, inclusive of building, furniture, fixtures and equipment.

The Company's primary warehouse and distribution facility
located  in  central  New  Jersey occupies  approximately
305,000 square feet. The facility is leased pursuant to a
net  lease  subject to annual automatic renewals  through
January  31,  1999.   The  annual rent  is  approximately
$1,084,000.

The Company leased approximately 136,000 square feet of additional warehouse and distribution space in 1995. The additional warehouse facility is leased through January
31, 1999 with an option to renew for an additional three years. The annual rent is approximately $429,000.

The Company also leases an approximately 2,000 square foot showroom in New York City. The annual rental is approximately $43,000 and the lease expires on June 30, 1999.

The Company is designing a new, more modern distribution center, which it expects to commence leasing in the beginning of 1999.

The    Company's    Outlet   Store   subsidiary    leases
approximately 50 stores in retail outlet centers  located
in  25  states throughout the United States.  The  square
footage  of  the  stores range from  approximately  2,000
square  feet to 4,500 square feet.  The  terms  of  these
leases  range  from three to five years  with  expiration
dates  beginning  in January 1998 and  extending  through
December 2002.



ITEM 3. LEGAL PROCEEDINGS

The  Company is, from time to time, a party to litigation
arising  in  the  normal course  of  its  business.   The
Company  believes  that there are currently  no  material
legal  proceedings  the outcome of  which  would  have  a
material   adverse  effect  on  the  Company's  financial
position or its results of operations.


ITEM  4.  SUBMISSION  OF MATTERS TO A  VOTE  OF  SECURITY
HOLDERS

Not applicable.

PART II

ITEM  5.  MARKET  FOR THE REGISTRANT'S COMMON  STOCK  AND
RELATED STOCKHOLDER MATTERS

The  Company's  Common Stock is traded under  the  symbol
"LCUT"  on The Nasdaq National Market ("Nasdaq") and  has
been since its initial public offering in June 1991.   On
February  5, 1997, the Board of Directors of the  Company
declared a 10% stock dividend payable to shareholders  of
record  on  February 18, 1997.  All share and  per  share
data  included  in  this report have  been  retroactively
adjusted to reflect the declaration and payment of  stock
dividends.  See  Note  A  to the  consolidated  financial
statements included elsewhere herein.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by Nasdaq.


                        1997          1996
                     High   Low    High    Low

  First Quarter     $12.25  $8.38  $9.32   $7.27

  Second Quarter    $8.75   $7.13  $10.23  $7.27

  Third Quarter     $9.63   $7.75  $10.00  $8.30

  Fourth Quarter    $11.00  $8.38  $10.68  $7.84



At December 31, 1997, the Company estimates that there were approximately 1,100 beneficial holders of the Common
Stock of the Company.

The  Company paid quarterly cash dividends of $0.0625 per
share  on  its Common Stock in November 1997 and February
1998.  The  Board  of  Directors  currently  intends   to
maintain  a quarterly cash dividend of $0.0625 per  share
of  Common Stock in the foreseeable future, although  the
Board  may  in  its  discretion determine  to  modify  or
eliminate such dividend at any time.

Currently the Board of Directors of the Company has no plans to declare future stock dividends.


ITEM 6. SELECTED FINANCIAL DATA

The  selected financial data set forth below for the five
years  in  the period ended December 31, 1997  have  been
derived  from  the audited  financial statements  of  the
Company. The data for 1995 through 1997 should be read in
conjunction  with "Item 7 - Management's  Discussion  and
Analysis   of   Financial  Condition   and   Results   of
Operations"  and  the  audited financial  statements  and
related notes thereto included elsewhere herein.
                                          (in   thousands
except per share data)

                                       Year Ended December 31,
                                  1997    1996   1995   1994    1993

INCOME STATEMENT DATA:
Net sales                     $100,021 $98,426 $80,495 $77,449 $64,740
Cost of sales                   51,419  50,528  43,531  41,726  34,991
Gross profit                    48,602  47,898  36,964  35,723  29,749
Selling, general and            33,114  31,915  25,397  21,636  18,600
Income from operations          15,488  15,983  11,567  14,087  11,149
Interest expense                    76     671     401     124     124
Other income (net)               (149)   (100)   (148)   (165)   (357)
Income before income taxes      15,561  15,412  11,314  14,128  11,382
Income tax provision             6,000   6,060   4,387   5,498   4,377
Net income                      $9,561  $9,352  $6,927  $8,630  $7,005

Net income per share - basic     $0.77   $0.75   $0.56   $0.71   $0.58
Weighted average shares         12,459  12,395  12,465  12,216  12,131
outstanding - basic

Net income per share - diluted   $0.75   $0.74   $0.54   $0.68   $0.56
Weighted average shares         12,720  12,675  12,753  12,618  12,452
outstanding -  diluted

The earnings per share amounts prior to 1997 have been restated as required to comply with the Statement of Financial Accounting
Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-7.


                                 December 31,
                                  1997    1996    1995    1994     1993
BALANCE SHEET DATA:
Current assets                   $69,709 $61,884 $62,569 $53,885 $49,412
Current liabilities               12,051  13,213  13,836   8,916   8,435
Working capital                   57,658  48,671  48,733  44,969  40,977
Total assets                      92,957  84,772  75,756  64,696  53,610
Current debt                        -      1,000   4,600      -      -
Stockholders' equity             $80,906 $71,559 $61,920 $55,780 $45,175





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION     AND RESULTS OF OPERATIONS


                  RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                    Year Ended December 31,
                                  1997       1996       1995
 Net sales                        100.0  %    100.0 %    100.0 %
 Cost of sales                     51.4        51.3       54.1
 Gross profit                      48.6        48.7       45.9
 Selling, general and adm.         33.1        32.4       31.5
 expenses
 Income from operations            15.5        16.3       14.4
 Interest expense                   0.1         0.8        0.5
 Other income (net)               (0.1)       (0.1)      (0.2)
 Income before income taxes        15.5        15.6       14.1
 Income tax provision               6.0         6.2        5.5
 Net income                         9.5  %      9.4 %      8.6 %

1997 COMPARED TO 1996

Net Sales

Net sales for the Company in 1997 were $100.0 million, an
increase of $1.6 million or 1.6% over 1996. Excluding net
sales  from  the Company's Faberware outlet  stores,  net
sales  increased by approximately 4% in 1997.  The  sales
growth  was  due  principally to increased  shipments  of
Hoffritz   and  Farberware  branded  products,  partially
offset  by decreased sales of impulse purchase items  and
to a lesser extent, lower volume in non-branded products.

Net  sales of Farberware outlet stores were $8.6  million
in  1997 as compared to $10.4 million in 1996, reflecting
the restructuring of the operations of the outlet stores,
which  became  effective in the  third  quarter  of  1997
pursuant to an agreement with the Meyer Corporation.   In
conjunction with the agreement, the Company continues  to
own  and operate the Farberware retail outlet stores, and
Meyer   Corporation,   the   licensed   manufacturer   of
Farberware    branded    cookware    products,    assumed
responsibility  for merchandising and  stocking  cookware
products  in  the stores.  As a result, Meyer Corporation
receives  all  revenue  from sales  of  cookware  and  is
responsible  for  62.5%  of the  operating  expenses,  as
defined, attributable to the stores.


Gross Profit

Gross  profit for 1997 was $48.6 million, an increase  of
$0.7  million  or  1.5%  over 1996.  Gross  profit  as  a
percentage  of net sales remained relatively constant  at
48.6%  in 1997 as compared to 48.7% in 1996.  The  slight
decrease  in  gross profit as a percentage  of  sales  is
attributable to the change in sales product mix.
                           11


Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  for  1997
were  $33.1 million, an increase of $1.2 million or  3.8%
from  1996.  This  increase is primarily attributable  to
increased   bad  debt  expense  and  warehouse   expenses
partially offset by reduced insurance expenses and  lower
operating  expenses  for  the outlet  stores.   Bad  debt
expense in 1997 increased by $900,000 for the Chapter  11
bankruptcy  filing  of  a  large  customer.   The   lower
operating  expenses for the outlet stores  resulted  from
the  restructuring of the stores operations  whereby  the
Meyer Corporation assumed responsibility for 62.5% of the
expenses effective July 1, 1997.

Interest Expense

Interest  expense  for 1997 was $76,000,  a  decrease  of
$595,000  from  1996. This decrease is due  to  decreased
borrowings under the Company's line of credit in 1997  as
compared   to  1996.   In  1996,  the  Company   borrowed
approximately $9.0 million under its line  of  credit  to
finance  the  Farberware acquisition  and  all  but  $1.0
million was repaid by 1996 year end.



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


Gross Profit

Gross  profit for 1996 was $47.9 million, an increase  of
$10.9  million  or  29.6% over 1995. Gross  profit  as  a
percentage  of net sales was 48.7% in 1996 and  45.9%  in
1995.   The  increase in gross profit as a percentage  of
sales  was  attributable to reduced  royalty  expense  in
connection  with the Farberware acquisition  as  well  as
change in product mix.


Selling, General and Administrative Expenses

As a percentage of net sales, selling, general and administrative expenses were 32.4% for 1996, as compared to 31.5% for 1995. Selling, general and administrative expenses for 1996 were $31.9 million, an increase of $6.5 million or 25.7% from 1995. This increase was primarily attributable to the operations of the Farberware Outlet
Stores, investments in additional personnel and new facilities and increased freight out expenses directly related to the increased sales.


Interest Expense

Interest expense for 1996 was $671,000, an increase of $270,000 over 1995. This increase was due to increased average borrowings under the Company's line of credit used to finance the Farberware acquisition.

LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1997, the Company had cash and cash equivalents of $7.8 million, an increase of $6.7 million from the prior year, working capital was $57.7 million, an increase of $9.0 million from 1996, and the current ratio improved to 5.8 to 1.0.

Cash  provided  by operating activities was approximately
$7.1  million,  consisting primarily of  net  income  and
increased   accounts   payable  and  trade   acceptances,
partially offset by increased merchandise inventories and
accounts receivable.  The increased merchandise inventory
was primarily attributable to new products. Cash provided
by  investing activities was $845,000, consisting of  the
sale  of  inventory to Meyer Corporation  offset  by  the
purchases  of property and equipment. In connection  with
the   outlet  store  agreement,   the  Meyer  Corporation
acquired all cookware inventory from the Company for $3.1
million.  Cash  used  in financing  activities  was  $1.2
million, which included the repayment of $1.0 million  of
short  term  borrowings,  the  payment  of  dividends  of
$781,000 and the exercise of stock options of $551,000.

Capital  expenditures were $2.3 million in 1997 and  $2.0
million in 1996.  Capital expenditures for 1997 consisted
primarily of assets purchased for machinery and equipment
for use in the warehouse, and fixtures for the Farberware
outlet  stores.   Total planned capital expenditures  for
1998  are  estimated at $8.0 million.  These expenditures
are  primarily for the equipment and a management  system
to  be  used  in a new, more modern leased warehouse  and
distribution  facility and the implementation  of  a  new
financial reporting system.  These expenditures  will  be
funded  from current operations cash and cash equivalents
and, if needed, short term borrowings.

The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for revolving credit loans or letters of credit. Borrowings made under the Line bear interest payable daily at a negotiated short term borrowing rate. As of December 31, 1997, the Company had no outstanding borrowings and $11,790,000 of letters of credit and trade acceptances were outstanding under the Line and, as a result, the availability under the Line was $13,210,000. The Line is cancelable by either party at any time.

Products are sold to retailers primarily on 30-day credit terms, and to distributors primarily on 60-day credit terms. As of December 31, 1997, the Company had an aggregate of $465,000 of accounts receivable outstanding in excess of 60 days or approximately 3.3% of gross receivables, and had inventory of $42.8 million.

The  Company  is  in  the process  of  installing  a  new
financial/accounting   system  and   separate   warehouse
management   system  which  the  Company  believes   will
significantly  enhance capabilities.  These  systems  are
expected  to  be  fully operational  by  early  1999  and
function properly with respect to dates in the Year  2000
and  beyond.   The Company also has initiated discussions
with  its  significant  suppliers,  large  customers  and
financial institutions to ensure that those parties  have
appropriate  plans  to remediate Year 2000  issues  where
their  systems  interface with the Company's  systems  or
otherwise impact its operations.  The Company will assess
the  extent to which its operations are vulnerable should
those  organizations  fail  to remediate  properly  their
computer   systems.   While  the  Company  believes   its
planning  efforts are adequate to address its  Year  2000
concerns,  there can be no guarantee that the systems  of
other  companies  on  which  the  Company's  systems  and
operations rely will be converted on a timely  basis  and
will not have a material effect on the Company.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included herein commencing on page F-1.
The first three quarters of 1997 and the 1996 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128,
Earnings Per Share.

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.

                           Three Months Ended
                     3/31    6/30    9/30     12/31
            (Thousands of dollars, except per share data)

1997

Net sales          $21,108 $22,133  $24,516 $32,264
Cost of sales       11,133  11,203   12,105  16,978
Net income           1,363   1,538    3,054   3,606
Net income per
   share - basic     $0.11   $0.12    $0.24   $0.29
Net income per
   share - diluted   $0.11   $0.12    $0.24   $0.28

1996

Net sales          $19,273 $20,990  $25,116 $33,046
Cost of sales       10,179  10,895   11,708  17,746
Net income           1,673   1,270    2,873   3,536
Net income per
  share - basic      $0.14   $0.10    $0.23   $0.28
Net income per
  share - diluted    $0.13   $0.10    $0.23   $0.28



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



PART III

ITEM 10.  DIRECTORS  AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the
Company:


                                              Director or
                                              Executive
                                              Officer of
                                              Company or
Name           Age     Position               its Predecessor
                                              Since

Milton L.       69     Chairman of the              1958
Cohen                  Board of Directors
                       and President


Jeffrey         55     Executive Vice               1967
Siegel                 President
                       and Director

Craig           48     Vice-President -             1973
Phillips               Distribution,
                       Secretary and
                       Director

Robert          51     Vice-President -             1997
McNally                Finance,
                       Treasurer

Ronald          53     Director                     1991
Shiftan

Howard          77     Director                     1992
Bernstein

  Mr. Cohen has been continuously employed by the Company in his present capacity since 1958.

  Mr. Siegel has been continuously employed by the Company in his present capacity since 1967.

  Mr. Phillips has been continuously employed by the Company in his present capacity since 1981.

  Mr. McNally has been continuously employed by the Company in his present capacity since October 1997. Mr.
McNally, was formerly Senior Vice President - Finance for
Cybex International, Inc., (formerly Lumex, Inc.), a manufacturer and distributor of healthcare products and fitness equipment. Mr. McNally held that position for 15 years prior to joining the Company.

  Mr.  Shiftan  has  been Managing  Director  of  Patriot
Group,  LLC, a financial advisory firm since 1996.   From
1992  to 1996 Mr. Shiftan was Vice Chairman of HealthCare
Investment  Corporation,  a manager  of  private  venture
capital  partnerships.   Prior thereto  he  was  Managing
Director of Sphere Capital Partners, a financial advisory
firm  which acted as financial advisor to the Company  in
connection with its initial public offering in 1991.

  Mr. Bernstein has been a member of the Certified Public
Accounting firm, Cole, Samsel & Bernstein LLC (and its predecessors) for approximately forty-seven years.

  Jeffrey Siegel and Craig Phillips are cousins.

  The   Board  of  Directors  has  established  an  audit
committee,   both   of  whose  members  are   independent
directors.



  The  directors and officers of the Company are  elected
annually  by  the stockholders and Board of Directors  of
the  Company,  respectively. They serve  until  the  next
annual  meeting  of  the  stockholders  or  until   their
successors have been elected and qualified or until their
earlier resignation or removal.

  Directors  who  are not employees of the  Company  will
receive $5,000 per year, an additional fee of  $1,000 for
each  Board  meeting  attended,  plus  reimbursement   of
reasonable  out-of-pocket  expenses.  Directors  who  are
employees of the Company do not receive compensation  for
serving  as directors or attending meetings. The  Company
has  entered  into  indemnification agreements  with  the
directors and officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information
to  appear under the caption "Executive Compensation"  in
the  Company's definitive Proxy Statement  for  its  1998
Annual Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information
to  appear under the caption "Principal Stockholders"  in
the  Company's definitive Proxy Statement  for  its  1998
Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the Company's definitive Proxy Statement for its 1998 Annual
Meeting of Stockholders.


PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
REPORTS ON FORM 8-K

(a)   (1)  and (2) - see list of Financial Statements  and
Financial Statement Schedule on F-1.

(b)  Reports on Form 8-K in the fourth quarter of 1997.

     None.

(c)  Exhibits*:


Exhibit
No.       Description

3.1  Restated Certificate of Incorporation of the Company
     (incorporated herein by reference to Exhibit 3[a] to
     Form   S-1   [No.   33-40154]   of   Lifetime   Hoan
     Corporation).

3.2  Amendment  dated  June  9,  1994  to  the   Restated
     Certificate   of   Incorporation  of   the   Company
     (incorporated  herein by reference to  the  December
     31,  1994  Form 10-K [No. 1-19254] of Lifetime  Hoan
     Corporation).


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

10.19      Joint  Venture Agreement by and among Syratech
     Corporation,  Lifetime  Hoan Corporation  and  Far-b
     Acquisition Corp., dated February 2, 1996.

10.20    Employment  Agreement dated April 7,  1996  with
     Milton L. Cohen (incorporated by reference to the March 31, 1996 10-Q).

10.21   Employment  Agreement dated April  7,  1996  with
     Jeffrey  Siegel  (incorporated by reference  to  the
     March 31, 1996 10-Q).
 .
10.22   Employment  Agreement dated April  7,  1996  with
     Craig  Phillips (incorporated by  reference  to  the
     March 31, 1996 10-Q).

10.23    Lifetime  Hoan 1996 Incentive Stock Option  Plan
     (incorporated by reference to the March 31, 1996 10-
     Q).

10.24     Lifetime Hoan 1996 Incentive Bonus Compensation
     Plan (incorporated by reference to the March 31, 1996 10-Q).

10.25     Meyer  Operating Agreement dated July  1,  1997
     between   Lifetime  Hoan  Corporation    and   Meyer
     Corporation.

10.26       Jeffrey Siegel Employment Agreement Amendment
    No. 1, dated June 6, 1997

10.27      Milton L. Cohen Employment Agreement Amendment
No. 1, dated June 6, 1997

21   Subsidiaries of the registrant

23   Consent of Ernst & Young LLP.

27        Financial Data Schedule

*The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibits.

(d) Financial Statement Schedules - the response to this portion of Item 14 is submitted as a separate section of this report.


           FORM 10-K -- ITEM 14(a)(1) and (2)
                LIFETIME HOAN CORPORATION

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULE


The following Financial Statements and Schedule of
Lifetime Hoan Corporation are included in Item 8.

Report of Independent Auditors                               F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996 F-3
Consolidated Statements of Income for the
     Years ended December 31, 1997, 1996 and 1995            F-4
Consolidated Statements of Changes in Stockholders' Equity for  the
     Years ended December 31, 1997, 1996 and 1995            F-5
Consolidated Statements of Cash Flows for the
     Years ended December 31, 1997, 1996 and 1995            F-6
Notes to Consolidated Financial Statements                   F-7


The following financial statement schedule of Lifetime Hoan Corporation is included in Item 14 (d);

 Schedule II - Valuation and qualifying accounts             S-1





All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.






                           F-1
             REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Lifetime Hoan Corporation

We  have  audited  the accompanying consolidated  balance
sheets  of  Lifetime Hoan Corporation as of December  31,
1997 and 1996 and the related consolidated statements  of
income,  changes in stockholders' equity, and cash  flows
for  each of the three years in the period ended December
31,   1997.   Our  audits  also  included  the  financial
statement  schedule listed in the Index  at  Item  14(a).
These consolidated financial statements and schedule  are
the  responsibility  of  the Company's  management.   Our
responsibility  is  to  express  an  opinion   on   these
consolidated financial statements and schedule  based  on
our audits.

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

In  our  opinion,  the financial statements  referred  to
above  present  fairly,  in all  material  respects,  the
consolidated   financial  position   of   Lifetime   Hoan
Corporation  at  December  31,  1997  and  1996  and  the
consolidated results of its operations and its cash flows
for  each of the three years in the period ended December
31,   1997,   in   conformity  with  generally   accepted
accounting principles.  Also, in our opinion, the related
financial statement schedule, when considered in relation
to the basic consolidated financial statements taken as a
whole,  presents  fairly  in all  material  respects  the
information set forth therein.



Ernst & Young LLP

Melville, New York
February 18, 1998


                           F-2

               CONSOLIDATED BALANCE SHEETS

                LIFETIME HOAN CORPORATION
            (in thousands, except share data)

                                                        December 31,
ASSETS                                                 1997       1996
CURRENT ASSETS
   Cash and cash equivalents                           $7,773    $1,093
   Accounts receivable, less allowances of $851 -
1997                                                   13,274    14,000
      and $791 - 1996
   Merchandise inventories                             42,763    39,917
   Prepaid expenses                                     3,290     4,931
   Deferred income taxes                                  439     1,018
   Other current assets                                 2,170       925
      TOTAL CURRENT ASSETS                             69,709    61,884

PROPERTY AND EQUIPMENT                                  9,434     8,697
EXCESS OF COST OVER NET ASSETS ACQUIRED, net            1,841     1,906
OTHER INTANGIBLES, net                                 10,950    11,341
OTHER ASSETS                                            1,023       944
TOTAL ASSETS                                          $92,957   $84,772

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and trade acceptances              $5,360    $4,012
   Accrued expenses                                     6,152     6,882
   Income taxes                                           539     1,319
   Short term borrowings                                   -      1,000
      TOTAL CURRENT LIABILITIES                        12,051    13,213


STOCKHOLDERS' EQUITY
Common stock, $.01 par value, authorized 25,000,000
shares; issued and
       outstanding 12,522,246 shares in 1997 and
12,406,509 shares in 1996                                 125       124
Paid-in capital                                        75,307    74,757
Retained earnings (deficit)                             6,443   (2,337)
                                                       81,875    72,544
Less:
   Notes receivable for shares issued to
stockholders                                              908       908
   Deferred compensation                                   61        77
TOTAL STOCKHOLDERS' EQUITY                             80,906    71,559

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $92,957   $84,772

     See notes to consolidated financial statements.



                           F-3






            CONSOLIDATED STATEMENTS OF INCOME
                LIFETIME HOAN CORPORATION

         (in thousands - except per share data)

                                        Year Ended December 31,

                                     1997        1996        1995

Net sales                          $100,021     $98,426     $80,495
Cost of sales                        51,419      50,528      43,531
                                     48,602      47,898      36,964

Selling, general and                 33,114      31,915      25,397
administrative expenses

INCOME FROM OPERATIONS               15,488      15,983      11,567


Interest expense                         76         671         401
Other income, net                     (149)       (100)       (148)

INCOME BEFORE INCOME TAXES           15,561      15,412      11,314


Provision for federal, state and
local
   income taxes                       6,000       6,060       4,387

NET INCOME                           $9,561      $9,352      $6,927

NET INCOME PER SHARE - BASIC          $0.77       $0.75       $0.56

NET INCOME PER SHARE - DILUTED        $0.75       $0.74       $0.54






     See notes to consolidated financial statements









                           F-4

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            LIFETIME HOAN CORPORATION
                                 (in thousands)


                           Common Stock    Paid-in  Retained    Notes      Deferred
                          Shares  Amount   Capital  Earning   Receivable Compensation   Total
                                                    (Deficits)   from
                                                              Stockholders
Balance at December 31,    10,340   $104    $52,138  $4,864      ($1,184)     ($142)   $55,780
1994

Net income for 1995                                   6,927                              6,927
Exercise of stock              40               252                                        252
options
Exercise of warrants            6                43                                         43
Stock issued in exchange       47      1        476                                        477
for intangibles
Repurchase and
retirement of common        (199)    (2)    (1,006)   (736)           136              (1,608)
  Stock
Amortization of deferred                                                          49        49
compensation
Stock dividend              1,023     10      9,200 (9,210)                              -
Balance at December 31,    11,257    113     61,103   1,845       (1,048)       (93)    61,920
1995

Net income for  1996                                  9,352                              9,352
Exercise of stock              21               125                                        125
options
Exercise of warrants            1                 6                                          6
Repayment of note                                                     140                  140
receivable
Amortization of deferred                                                          16        16
compensation
Stock dividend              1,128     11     13,52 (13,534)                              -
Balance at December 31,    12,407    124     74,757 (2,337)         (908)       (77)    71,559
1996

Net income for 1997                                   9,561                              9,561
Exercise of stock             115      1        550                                        551
options
Amortization of deferred                                                          16        16
compensation
Cash dividend                                         (781)                              (781)
Balance at December 31,    12,522   $125    $75,307  $6,443        ($908)      ($61)   $80,906
1997


                 See notes to consolidated financial statements
                                       F-5



          CONSOLIDATED STATEMENTS OF CASH FLOWS
                LIFETIME HOAN CORPORATION
                     (in thousands)

                                            1997        1996        1995
OPERATING ACTIVITIES
Net income                                  $9,561      $9,352     $6,927
Adjustments to reconcile net income to
net cash
provided by (used in) operating
activities:
Depreciation and amortization                1,974       1,572        906
Deferred taxes                                 579         168      (357)
Amortization of deferred compensation           16          16         49
Provision for losses on accounts             2,112         500        534
receivable
Reserve for sales returns and                3,533       3,589      3,686
allowances.........
Changes in operating assets and
liabilities, excluding
   Acquisitions and dispositions:
Accounts receivable                        (4,919)     (5,407)    (2,836)
Merchandise inventories                    (5,946)       6,920   (12,330)
Prepaid expenses, other current assets
And other assets                               317       (645)      (104)
Accounts payable and trade acceptances
  And accrued expenses                         618       1,891        989
Income taxes payable                         (780)       1,086      (668)

    NET CASH PROVIDED BY  (USED IN)
    OPERATING ACTIVITIES                     7,065      19,042    (3,204)

INVESTING ACTIVITIES
Purchases of property and equipment, net   (2,255)     (2,010)      (717)
Sale of inventory to Meyer                   3,100           -          -
Corporation...........
Purchase of  intangibles and outlet            -      (12,700)    (2,000)
store inventory

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                           845    (14,710)    (2,717)

FINANCING ACTIVITIES
(Payments of)  proceeds from short term    (1,000)     (3,600)      4,600
borrowings, net
Proceeds from the exercise of warrants           -           6         43
Proceeds from the exercise of stock            551         125        253
options
Payment of cash dividends                    (781)           -          -
Repayment of note receivable from                -         140          -
stockholder
Repurchase of common stock, net                  -           -    (1,609)

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                       (1,230)     (3,329)      3,287

 INCREASE  (DECREASE) IN CASH
AND CASH EQUIVALENTS                         6,680       1,003    (2,634)
Cash and cash equivalents at beginning of    1,093          90      2,724
year

CASH AND CASH EQUIVALENTS AT END OF YEAR    $7,773      $1,093        $90

     See notes to consolidated financial statements
                           F-6
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                LIFETIME HOAN CORPORATION
                    DECEMBER 31, 1997

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES

  Business:    The    accompanying   consolidated    financial
statements  include the accounts of Lifetime Hoan  Corporation
("Lifetime")  and  Outlet  Retail  Stores,  Inc.,  ("Outlets")
Lifetime's    wholly-owned   subsidiary,   collectively    the
"Company".

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

  Property  and Equipment: Property and equipment are recorded at  cost.  Fixed assets other than leasehold improvements  are
being  depreciated  on  the  straight-line  method  over   the
estimated   useful   lives  of  the  assets.    Building   and
improvements   are  being  depreciated  over  30   years   and
machinery,  furniture,  and  equipment  over  5  to  7  years.
Leasehold  improvements are being amortized over the  term  of the  lease  or the estimated useful lives of the improvements, whichever is shorter.

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

  Excess   of   Cost  Over  Net  Assets  Acquired  and   Other
Intangibles: Excess of cost over net assets acquired is  being amortized on a straight-line basis over 40 years.  Accumulated amortization  at December 31, 1997 and 1996 was  $839,000  and
$773,000, respectively.

  Other   intangibles  consist  of  a  royalty-free   license,
trademark  and brandname acquired pursuant to two acquisitions
(see  Note J) and are being amortized on a straight-line basis over  30 years.  Accumulated amortization at December 31, 1997 and 1996 was $726,000 and $335,000 respectively.

          Long-Lived  Assets:   If  there  are  indicators  of
impairment, the Company reviews the carrying value of its long-
lived  assets  in  determining the ultimate recoverability  of their  unamortized values using future undiscounted cash  flow analyses.
                           F-7

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION


NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

             Earnings  Per  Share:   In  1997,  the  Financial
Accounting Standards Board issued Statement No. 128,  Earnings
per  share.   Statement No. 128 replaced  the  calculation  of
primary  and fully diluted earnings per share with  basic  and diluted  earnings  per  share.  Unlike  primary  earnings  per share,  basic earnings per share excluded any dilutive effects
of  options,  warrants  and convertible  securities.   Diluted
earnings  per share is very similar to the previously reported fully  diluted  earnings per share.  All  earnings  per  share amounts  have been presented, and where appropriate,  restated
to conform to Statement No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                            Year Ended December 31,
                              (in      thousands,
                              except  per   share
                              data)
                               1997   1996  1995
Numerator for basic and
diluted earnings per
   share - net income
                              $9,561 $9,352 $6,927
Denominator:
   Denominator for basic
earnings per share -
   weighed average shares     12,459 12,395 12,465

   Effect of dilutive
       securities:
       Employee stock options    261    281    288

    Denominator for diluted
       earnings per share -
       Adjusted weighted-
       average shares and
       Assumed conversions    12,720 12,676 12,753

Net income per share - basic   $0.77  $0.75  $0.56

Net income per share -
diluted                        $0.75  $0.74  $0.54


     Recent  Accounting  Pronouncements:  In  June  1997,  the
Financial Accounting Standards Board issued Statement No. 130,
Reporting  Comprehensive Income.  Statement No.  130  requires disclosure  of all components of comprehensive  income  on  an annual and interim basis.  Comprehensive income is defined  as the  change in equity of a business enterprise during a period from  transactions  and  other events and  circumstances  from nonowner  sources.  Statement No. 130 is effective for  fiscal years  beginning  after December 15, 1997.  The  Company  will adopt  this  statement  for  1998 and  such  adoption  is  not
expected   to   have  a  material  effect  on  the   financial
statements.



                           F-8
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION


NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands)
                                              December 31,
                                             1997       1996

Land.........................                $832      $832
Building and
improvements................                4,649     4,616
Machinery, furniture and
equipment.............                      9,439     7,237
Leasehold
improvements.................                  28        28
                                           14,948    12,713
Less accumulated depreciation and
amortization......                          5,514     4,016
                                           $9,434    $8,697

NOTE C - ACCRUED EXPENSES

Accrued expenses consist of (in thousands):

                                             December 31,
                                            1997       1996

Royalties........................             $67      $466
Commissions......................             489       557
Contract costs.....................         2,087     3,267
Obligation to Meyer Corporation (See
Note L)........                               860        -
Other...........................            2,649     2,592
                                           $6,152    $6,882

NOTE D - LINE OF CREDIT

       The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings, letters of credit or trade acceptances. As of December 31, 1997, the Company had letters of credit and trade acceptances of $11,790,000 outstanding and no outstanding borrowings. The Line is cancelable by either party at any time.

  Borrowings made under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire Line.

  The   Company   paid  interest  of  approximately   $76,000,
$671,000  and  $401,000 during the years  ended  December  31,
1997,  1996 and 1995, respectively.

NOTE E - CAPITAL STOCK

      Stock Dividends: In 1995, the Board of Directors of  the
Company declared a 10% stock dividend which was recorded at its market value of $9.00 per share. On February 5, 1997, the Board of Directors of the Company declared a 10% stock dividend to shareholders of record on February 18, 1997, payable February 26, 1997. The stock dividend was recorded at its market value, $12.00 per share and was reflected in the 1996 financial statements. All common stock data in the consolidated financial statements give retroactive effect to the stock dividends.
                           F-9



 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION


 NOTE E - CAPITAL STOCK (continued)

           Cash Dividends:  On October 22, 1997, the Board  of
Directors of the Company declared a $0.0625 quarterly cash dividend per share, payable on November 5, 1997, and on January 28, 1998, the Board of Directors of the Company declared an additional $0.0625 quarterly cash dividend per share, payable on February 19, 1998.

     Warrants:  During the years ended December 31,  1996  and
1995,   1,058   and   6,810   of  warrants   were   exercised,
respectively. The net proceeds from the exercises in 1996  and
1995  were  $6,147 and $43,447, respectively.  There  were  no outstanding warrants.

     Stock  Option Plans: The Company has a Stock Option  Plan
(the  "Plan") pursuant to which options may be granted to  key employees of the Company, including directors and officers. On
June  9,  1994,  the shareholders of the Company  approved  an amendment  to  the Plan to increase the shares  available  for issuance from 500,000 to 1,500,000 shares of Common Stock. The
Plan authorizes the Board of Directors of the Company to issue incentive stock options as defined in Section 422A (b) of  the
Internal Revenue Code and stock options that do not conform to
the  requirements  of that Section of the Code.   All  options
expire on the tenth anniversary of the date of grant and  vest over a range of one to five years, from the date of grant.

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

                          F-10


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION

NOTE E - CAPITAL STOCK (continued)

     The  Company has elected to continue to follow Accounting
Principles Board Opinion No. 25, "Accounting for Stock  Issued
to  Employees"  ("APB  25")  and  related  Interpretations  in
accounting   for  its  employee  stock  options  because,   as
discussed   below,  the  alternative  fair  value   accounting
provided  for under Statement of Financial Accounting Standard
No. 123, "Accounting for Stock-Based Compensation" ("Statement
123"),  requires use of option valuation models that were  not
developed  for  use in valuing employee stock options.   Under
APB  25,  because the exercise price of the Company's employee stock  options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and net income
per   share  is  required  by  Statement  123,  and  has  been
determined  as if the Company has accounted for  its  employee stock  options under the fair value method of that  Statement.
The fair value for these options was estimated at the date  of grant  using a Black-Scholes option valuation model  with  the following  weighted average assumptions:  risk  free  interest rates of 5.75%, 6.34% and 6.43% for years 1997, 1996 and 1995, respectively;  2.50% dividend yield in 1997  and  no  dividend yields  in  1996 and 1995; volatility factor of  the  expected market price of the Company's common stock of 0.54 in 1997 and
0.35 in 1996 and 1995; and a weighted-average expected life of the  options of 5.1, 4.8 and 6.0 years in 1997, 1996 and 1995, respectively.

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

              For  purposes  of  pro  forma  disclosures,  the
estimated  fair  value of the option is amortized  to  expense
over   the  options' vesting period.  The Company's pro  forma
information is as follows:




 s>
                               Year  Ended
                               December 31,

                          1997     1996     1995

Pro forma net income (in  $9,300   $9,237   $6,922
thousands)

Pro forma net income per   $0.75    $0.75    $0.56
share - basic

Pro forma net income per   $0.73    $0.73    $0.54
share - diluted

                          F-11


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION

NOTE E - CAPITAL STOCK (continued)

              The following summarizes stock option activity:





                     1997                1996                 1995

              Shares   Weighted-  Shares   Weighted-   Shares   Weighted-
              Under     Average    Under    Average     Under    Average
              Option   Exercise   Option    Exercise   Option   Exercise
                         Price               Price                Price

Balance   -   868,963    $6.19    625,633    $5.43     614,209    $5.40
Jan 1,

Grants        184,370    $9.26    202,750    $8.45      14,600    $9.37

Exercise    (114,737)    $5.10   (20,356)    $5.57    (40,046)    $5.19

Canceled     (31,654)    $6.12   (18,061)    $6.30    (20,005)    $5.93

Stock            -                 78,997               56,875
Dividends

Balance   -   906,942    $6.95    868,963    $6.19     625,633    $5.43
Dec 31,


               The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 were $3.98, $3.85 and $5.19, respectively.

              The following table summarizes information about employees stock options outstanding at December 31, 1997:



                                  Weighted-  Weighted-  Weighted-
                                   Average   Average     Average
                                  Remaining  Exercise   Exercise
                                 Contractual Price-      Price-
   Exercise   Options    Options    Life -   Options     Options
    Price   Outstanding Exercisable In Years Outstanding Exercisable
                                                                                        ding
$4.14 - $5.51  268,817    268,817    4.3     $4.59      $4.59
$6.39 - $8.41  365,586    166,337    6.6     $6.81      $6.44
$8.83 - $10.87 272,539     95,328    7.6     $9.47      $9.68
               906,942    530,482    6.2     $6.95      $6.09


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

                          F-12
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION

NOTE F - INCOME TAXES

      The Company uses the liability method, under which, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  The provision (benefit) for income taxes consist of (in thousands):


                                          Year Ended
                                         December 31,
                                   1997       1996     1995
Current:
Federal                           $4,443    $4,813   $3,875
State and local                      978     1,079      869
Deferred                             579       168    (357)
Income tax provision              $6,000    $6,060   $4,387


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                 December 31,
                                1997     1996

Merchandise inventories         $1,078  $1,054
Accounts receivable                289     313
allowances
Depreciation and amortization    (687)   (311)
Other                            (241)    (38)
                                  $439  $1,018

  The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):



                               Year Ended December 31,
                                1997   1996    1995
Provision for Federal income
taxes at
the statutory rate             $5,291 $5,240  $3,847
Increases (decreases):
State and local income taxes net of
  Federal income tax benefit      645    712     574
  Other                            64    108    (34)
PROVISION FOR INCOME TAXES     $6,000 $6,060  $4,387

           The Company paid income taxes (net of refunds) of approximately $6,258,000, $4,830,000 and $5,428,000 during the years ended December 1997, 1996,  and 1995, respectively.
                          F-13
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION


NOTE G - COMMITMENTS

  Operating Leases: The Company has lease agreements for its warehouse, showroom facilities and outlet stores which expire through December 31, 2002. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs.

  Aggregate  minimum  rentals  on  operating  leases  are   as
follows (in thousands):

Year ended December 31:

1998                              $3,035
1999                               1,371
2000                                 784
2001                                 598
2002                                 362
                                  $6,150

  Meyer  Corporation  reimburses the  Company   62.5%  of  the
operating lease expense of the outlet stores, which is  not  a sublease  commitment (See Note L).  In 1997, Meyer  reimbursed approximately  $861,000 for operating  lease  expense  to  the
Company.

  Rental  and  related expenses on the operating  leases  were
approximately $4,281,000, $3,570,000 and $1,315,000   for  the
years  ended  December 31, 1997, 1996 and 1995,  respectively.
Amounts  for  1997  are  prior to the reimbursement  described above.

  The  Company  has issued a letter of credit of approximately
$279,000 which is held by the landlord as security for its warehouse leases.

  Royalties:  The  company  has royalty  licensing  agreements
which  expire  through December 31, 2002.   Aggregate  minimum
royalties are as follows (in thousands):

Year ended December 31:

1998                                $535
1999                                 400
2000                                 480
2001                                 640
2002                                 800
                                  $2,855

  Employment  Agreements:  In April 1996, as amended  in  June
1997, the Company entered into employment agreements with  its
President  and Executive Vice President, providing for  annual salaries of $700,000  and $400,000 respectively, and  for  the payment  of  bonuses pursuant to the Company's 1996  Incentive
Bonus  Compensation Plan (the "Bonus Plan") (see below).   The
employment  agreements continue through April 1999, thereafter for additional periods of one year unless terminated by either the Company or the executive.

        In April 1997, the Company entered into an employment agreement with its Vice President- Distribution, providing for an annual salary of $175,000 through April 6, 2000.

                          F-14
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION


NOTE G - COMMITMENTS (continued)

   Incentive  Bonus  Compensation Plan:  In  April  1996,  the
Board  of Directors adopted and in June 1996, the stockholders approved the Bonus Plan.  The Bonus Plan provides the award of a  bonus, with respect to each of the ten fiscal years of  the
Company  beginning with the 1996 fiscal year, to the President and  the  Executive Vice President of the Company.  The  bonus payable to each executive is an amount equal to 3.5% of pretax income, before any provision for executive compensation, stock options  exercised  during the year under the  Company's  1991
Stock  Option Plan and extraordinary  items.  During  each  of the  years  ended  December 31, 1997  and  1996,  the  Company recorded  annual  compensation expense of  approximately  $1.2 million pursuant to the Bonus Plan.


NOTE H - RELATED PARTY TRANSACTION

   In  May 1993, the Company loaned $140,000 to a director  of the  Company for the exercise of stock options.  The loan  had
an  interest  rate  of 9%, payable quarterly.   The  loan  and
accrued interest was repaid in May 1996.

      In  connection with the Farberware acquisition (see note
J), a director of the Company was paid $292,000 for a financial advisory fee.

NOTE I - RETIREMENT PLAN

   The Company established a defined contribution retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code effective January 1, 1994.
Participants can make voluntary contributions up to a maximum of 15% of their salary. The Company made no contributions to the Plan in 1997, 1996 and 1995.


                          F-15
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION

NOTE J - ACQUISITIONS

    Farberware  Acquisition:   In  April,  1996,  the  Company
together  with an unrelated third party, Syratech Corporation, acquired  certain  assets of Farberware,  Inc.  ("Farberware")
including the assignment to the Company of a 200 year, royalty-
free,   exclusive  right  to  use  the  Farberwarer  name   in
connection  with  the product lines covered  by  its  previous license  agreement with Farberware. The Company also  acquired all  of  the  Farberware outlet stores,  including  inventory.
Rights  to  license  the Farberwarer name  for  use  by  third parties  are  held by a joint venture, owned  equally  by  the
Company  and Syratech Corporation.  The Company's  portion  of the  purchase  price was $12.7 million, of which $9.2  million was  attributed to the royalty-free exclusive right to use the
Farberwarer name. The Company is jointly and severally  liable for the obligations of Syratech Corporation under the terms of the  agreement.  The Company will be indemnified  by  Syratech
Corporation  for any losses it may incur as a  result  of  its failure to perform such obligations.

  Hoffritz  Acquisition:   In  September  1995,  the   Company
acquired  the  Hoffritzr  trademarks  and  brand  name.    The
purchase  price consisted of cash and the issuance  of  46,512 shares of Common Stock, valued at $10.25, the market price  at the  date  of the issuance for a total consideration  of  $2.5 million.

NOTE K - CONCENTRATIONS OF CREDIT

  Financial instruments which potentially subject the  Company
to   significant   concentrations  of  credit   risk   consist
principally  of  cash and cash equivalents and trade  accounts receivable.

  The   Company  maintains  cash  and  cash  equivalents  with
various financial institutions.

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

  During the year ended December 31, 1997, one customer accounted for approximately 17% of net sales.


        The Company sources its products from approximately 45
manufacturers located primarily in the Far East, including the
People's  Republic  of  China,  Indonesia,  Taiwan,  Thailand,
Malaysia, Korea and to a smaller extent in the United  States,
India  and  Italy.   In  1997, the  majority  of  cutlery  was
purchased from four suppliers, who individually accounted  for
30%,  21%, 18% and 18% of the total purchases. An interruption of  supply  from  any  of these manufacturers  could  have  an adverse impact on the Company's  ability to fill orders  on  a
timely   basis.   However,   the   Company   believes    other
manufacturers  with whom the Company does  business  would  be
able   to   increase  production  to  fulfill  the   Company's
requirements.


                          F-16

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


                LIFETIME HOAN CORPORATION



NOTE L - OTHER TRANSACTIONS

       Meyer  Agreement:   On July 1, 1997,  the  Company
entered   into   an  agreement  with  Meyer  Corporation,
("Meyer"),  regarding  the  operation  of  the  Company's
Farberware  retail  outlet  stores.   Pursuant   to   the
agreement,  the Company continues to own and operate  the
Farberware  retail  outlet  stores,  which  the   Company
acquired  in  1996 (see Note J) and Meyer,  the  licensed
manufacturer  of  Farberware branded  cookware  products,
assumes  responsibility  for merchandising  and  stocking
cookware  products  in  the stores.  Meyer  receives  all
revenue from sales of Farberware cookware, and reimburses
the  Company  for  62.5%  of the operating  expenses,  as
defined,   attributable  to  the  stores.   Also,   Meyer
acquired all cookware inventory from the Company  at  its
carrying value of  approximately $3.1 million.



                          F-17
                LIFETIME HOAN CORPORATION


     Schedule II - Valuation and Qualifying Accounts

                Lifetime Hoan Corporation
                     (in thousands)

       COL. A          COL. B     COL. C        COL. D        COL. E

                                  Additions
                        Balance  Charged to
                   Beginning of   Costs and   Deductions       Balance at
     Description         Period    Expenses    (Describe)     end of period

Year  ended  December 31, 1997
Deducted  from  asset accounts:
     Allowance for
     doubtful
     accounts               $75     $2,112       $2,112  (a)      $75
  Reserve for sales returns
     and allowances          716      3,533 (c)    3,473  (b)      776
                           $791     $5,645       $5,585          $851

Year  ended  December 31, 1996
Deducted  from  asset accounts:
     Allowance    for
     doubtful
     accounts               $75       $500         $500  (a)      $75
 Reserve for sales returns
     and allowances         588      3,589 (c)    3,461  (b)      716
                           $663     $4,089       $3,961          $791

Year  ended  December 31, 1995
Deducted  from  asset accounts:
     Allowance    for
     doubtful
     accounts               $75       $534         $534  (a)      $75
  Reserve for sales returns
     and allowances         485      3,686 (c)    3,583  (b)      588
                           $560     $4,220       $4,117          $663

(a) Uncollectible   accounts   written   off,   net    of
     recoveries.
(b) Allowances granted.
(c) Charged to net sales.
                           S-1

                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Lifetime Hoan
Corporation



                                   /s/ Milton Cohen
Milton L. Cohen
                                   Chairman of the Board
of                                      Directors and
President
                                   (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature           Title                         Date


/s/ Milton Cohen
Milton L. Cohen               Chairman of the Board of
March 30, 1998
                    Directors and President
                    (Principal Executive Officer)


/s/ Jeffrey Siegel
Jeffrey Siegel           Executive Vice-President
March 30, 1998
                    and Director


/s/ Craig Phillips
Craig Phillips           Vice-President - Distribution,
March 30, 1998
                    Secretary and Director


/s/ Robert McNally
Robert McNally           Vice-President - Finance
March 30, 1998
                    and Treasurer
                    (Principal Financial and
                    Accounting Officer)

/s/ Ronald Shiftan
Ronald Shiftan           Director
March 30, 1998



/s/ Howard Bernstien
Howard Bernstein         Director
March 30, 1998


Exhibit 21.  Subsidiaries of the Registrant

                 Outlet Retail Stores, Inc.
                 Incorporated in the state of Delaware

Exhibit 23.  Consent of Ernst & Young LLP

We  consent  to  the incorporation by  reference  in  the
Registration   Statement  (Form  S-8  No.  33-51774)   of
Lifetime  Hoan Corporation pertaining to the  1991  Stock
Option Plan, of our report dated February 18, 1998,  with
respect  to  the  consolidated financial  statements  and
schedule  of  Lifetime Hoan Corporation included  in  the
Annual Report (Form 10-K) for the year ended December 31,
1997.



Ernst & Young LLP

Melville, New York
March 30, 1998


Exhibit 27.  Financial Data Schedule

                Lifetime Hoan Corporation

                 Financial Data Schedule

        Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information
                        extracted
 from the financial statements included in the form 10-K for the twelve months ended December 31, 1997.

                     (in thousands)

Item               Item Description            Amount
Number

5-02(1)     Cash and Cash Items             $    7,773
5-02(2)     Marketable Securities           $        0
5-          Notes and Accounts Receivable - $   13,349
02(3)(a)(1  Trade
)
5-02(4)     Allowances for Doubtful         $       75
            Accounts
5-02(6)     Inventory                       $   42,763
5-02(9)     Total Current Assets            $   69,709
5-02(13)    Property, Plant and Equipment   $   14,948
5-02(14)    Accumulated Depreciation        $    5,514
5-02(18)    Total Assets                    $   92,957
5-02(21)    Total Current Liabilities       $   12,051
5-02(22)    Bonds, Mortgages and Similar    $        0
            Debt
5-02(28)    Preferred Stock - Mandatory     $        0
            Redemption
5-02(29)    Preferred Stock - No Mandatory  $        0
            Redemption
5-02(30)    Common Stock                    $      125
5-02(31)    Other Stockholders' Equity      $   80,781
5-02(32)    Total Liabilities and           $   92,957
            Stockholders' Equity
5-          Net Sales of Tangible Products  $   99,356
03(b)1(a)
5-03(b)1    Total Revenues                  $  100,021
5-          Cost of Tangible Goods Sold     $   51,419
03(b)2(a)
5-03(b)2    Total Costs and Expenses
            Applicable
               to Sales and Revenues        $   51,419
5-03(b)3    Other Costs and Expenses        $        0
5-03(b)5    Provision for Doubtful Accounts $    2,112
            and Notes
5-03(b)(8)  Interest and Amortization of    $       76
            Debt Discount
5-          Income Before Taxes and Other   $   15,561
03(b)(10)   Items
5-          Income Tax Expense              $    6,000
03(b)(11)
5-          Income/Loss Continuing          $    9,561
03(b)(14)   Operations
5-          Discontinued Operations         $        0
03(b)(15)
5-          Extraordinary Items             $        0
03(b)(17)
5-          Cumulative effect - Changes in  $        0
03(b)(18)   Accounting
               Principles                   $        0
5-          Net Income or Loss              $    9,561
03(b)(19)
5-          Earnings Per Share - Primary    $     0.77
03(b)(20)
5-          Earnings Per Share - Fully      $     0.75
03(b)(20)   Diluted



_______________________________
1

