Form 10-Q
period 1998-03-31
LIFETIME HOAN CORP
filed 1998-05-14
CIK 874396

6
                                 FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1998

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value 12,565,325 shares outstanding as of April 30,
                                   1998


                                   INDEX

                         LIFETIME HOAN CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 1998
    and December 31, 1997                                       3

Condensed Consolidated Statements of Income for the
    Three months ended March 31, 1998 and 1997                  4

Condensed Consolidated Statement of Changes in Stockholders' Equity for the
    Three months ended March 31, 1998                           5

Condensed Consolidated Statements of Cash Flows for the
    Three months ended March 31, 1998 and 1997                  6

Notes to Condensed Consolidated Financial Statements for the
    Three months ended March 31, 1998                           7


Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                   8


PART II. OTHER INFORMATION                                     10

SIGNATURES                                                     12


ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                         LIFETIME HOAN CORPORATION
                     (in thousands, except share data)

                                             March 31,
                                               1998        December 31
                                            (unaudited)       1997
ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $5,596        $7,773
Accounts receivable, less allowances of
$1,019 in 1998 and
      $851 in 1997                               12,070        13,274
Merchandise inventories                          46,466        42,763
Prepaid expenses                                  3,197         3,290
Deferred income taxes                               591           439
Other current assets                              2,509         2,170
     TOTAL CURRENT ASSETS                        70,429        69,709

PROPERTY AND EQUIPMENT, net                       9,672         9,434
EXCESS OF COST OVER NET ASSETS ACQUIRED,net       1,824         1,841
OTHER INTANGIBLES,  net                          10,852        10,950
OTHER ASSETS                                      1,026         1,023
                    TOTAL ASSETS                $93,803       $92,957


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and trade acceptances           $3,067        $5,360
Accrued expenses                                  7,062         6,152
Income taxes                                      1,420           539
     TOTAL CURRENT LIABILITIES                   11,549        12,051

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, authorized
25,000,000 shares;
issued and outstanding 12,564,109 in 1998
and 12,522,246 in 1997                              126           125
Paid-in capital                                  75,522        75,307
Retained earnings                                 7,571         6,443
Notes receivable for shares issued to             (908)         (908)
stockholders
Deferred compensation                              (57)          (61)
     TOTAL STOCKHOLDERS' EQUITY                  82,254        80,906

    TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                    $93,803       $92,957



      See notes to condensed consolidated financial statements.



                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited)
                         LIFETIME HOAN CORPORATION
                   (in thousands, except per share data)


                                                 Three Months Ended
                                                     March 31,
                                                  1998       1997

Net sales                                        $21,868       $21,108
Cost of sales                                     11,472        11,133
                                                  10,396         9,975

Selling, general and administrative expenses       7,370         7,737

INCOME FROM OPERATIONS                             3,026         2,238

Interest expense                                       0            23
Other (income), net                                 (85)          (40)

INCOME BEFORE INCOME TAXES                         3,111         2,255

Provision for federal, state and local
  Income taxes                                     1,200           892

NET INCOME                                        $1,911        $1,363

NET INCOME PER SHARE-BASIC AND DILUTED             $0.15         $0.11






         See notes to condensed consolidated financial statements.



       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (unaudited)

                            LIFETIME HOAN CORPORATION
                                 (in thousands)


                                                          Notes
                  Common   Stock   Paid-in   Retained   Receivable     Deferred
                  Shares   Amount  Capital   Earnings     from       Compensation    Total
                                                       Stockholders

Balance at
December 31,1997   12,522   $125   $75,307    $6,443      ($908)         ($61)      $80,906

Exercise of stock
 options               42      1       215                                              216

Net income for the
 three months ended
 March 31, 1998                                1,911                                  1,911


Cash Dividend                                  (783)                                  (783)

Amortization of
 deferred
 compensation                                                                4            4

Balance at
 March 31, 1998   12,564   $126  $75,522      $7,571       ($908)         ($57)      $82,254


            See notes to condensed consolidated financial statements.




              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                         LIFETIME HOAN CORPORATION
                              (in thousands)




                                                     Three        Three
                                                     Months       Months
                                                     Ended        Ended
                                                    March 31,    March 31,
                                                      1998         1997
OPERATING ACTIVITIES
Net income                                            $1,911       $1,363
Adjustments to reconcile net income to net cash
provided by / (used in) operating activities:
Depreciation and amortization                            527          403
Deferred tax (benefit)                                 (152)         (27)
Provision for losses on accounts receivable               61           10
Reserve for sales returns and allowances                  84          105
Changes in operating assets and liabilities:
Accounts receivable                                    1,059        1,869
Merchandise inventories                              (3,702)      (1,678)
Prepaid expenses, other current assets
  and other assets                                     (248)          371
Accounts payable and trade acceptances
  and accrued expenses                               (1,383)      (1,286)
Income taxes payable                                     880        (421)

NET CASH (USED IN) / PROVIDED BY
OPERATING ACTIVITIES                                   (963)          709

INVESTING ACTIVITIES
Purchase of property and equipment, net                (647)        (326)

NET CASH (USED IN) INVESTING ACTIVITIES                (647)        (326)

FINANCING ACTIVITIES
Repayment of short term borrowings, net                    0      (1,000)
Proceeds from the exercise of stock options              216          128
Cash Dividend Paid                                     (783)

NET CASH (USED IN) FINANCING ACTIVITIES                (567)        (872)

(DECREASE) IN CASH AND CASH EQUIVALENTS              (2,177)        (489)

Cash and cash equivalents at beginning of
 period                                                7,773        1,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $5,596         $604

    See notes to condensed consolidated financial statements.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
                     LIFETIME HOAN CORPORATION

Note  A  -  Basis  of  Presentation   The  accompanying  unaudited
condensed consolidated financial statements have been prepared  in accordance  with  generally  accepted  accounting  principles  for interim financial information and with the instructions to Form 10-
Q  and  Article  10 of Regulation S-X. Accordingly,  they  do  not include all of the information and footnotes required by generally accepted  accounting principles for complete financial statements.
In  the  opinion  of  management, all adjustments  (consisting  of
normal  recurring  accruals)  considered  necessary  for  a   fair
presentation have been included. Operating results for  the  three month  period ended March 31, 1998 are not necessarily  indicative of  the  results that may be expected for the year ending December
31,   1998.  For  further  information,  refer  to  the  financial statements and footnotes thereto included in the Company's  Annual
Report on Form 10-K for the year ended December 31, 1997.

Note B - Inventories
Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short-term borrowings or letters of credit. As of March 31, 1998, the Company had $16,592,000 of letters of credit and trade acceptances outstanding and no borrowings. The line is cancelable by either party at any time. Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire Line.

Note D - Capital Stock
Cash Dividends: On January 20, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $0.0625 per share to shareholders of record on February 5, 1998, paid on February 19, 1998 and on April 22, 1998 the Board of Directors declared another regular quarterly cash dividend of $0.0625 per share to shareholders of record on May 5, 1998, to be paid on May
19, 1998.

Earnings  Per  Share:  In February 1997, the Financial  Accounting
Standards  Board  issued Statement No. 128,  Earnings  Per  Share.
Statement No. 128 replaced the calculation of primary earnings per share  and fully diluted earnings per share with basic and diluted earnings  per  share.  Unlike primary earnings  per  share,  basic earnings  per  share  excludes any dilutive  effects  of  options, warrants, and convertible securities.  Diluted earnings per  share is  very similar to the previously reported fully diluted earnings
per  share.   All earnings per share amounts have been  presented,
and  where appropriate, restated to conform to Statement  No.  128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Months Ended
                                                    March 31,
                                               (in thousands, except
                                                  per share data)
                                                 1998         1997

Numerator for basic and diluted earnings per
share - net income                              $1,911        $1,363
Denominator:
 Denominator for basic earnings per share -
 weighted average shares                        12,538        12,417
Effect of dilutive securities:
Employee stock options                             287           383
Denominator for diluted earnings per share -
adjusted weighted-average
shares and assumed conversions                  12,825        12,800

Net income per share - basic                     $0.15         $0.11

Net income per share - diluted                   $0.15         $0.11


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.



                                         Three Months Ended
                                             March 31,
                                          1998        1997

Net Sales                                 100.0  %    100.0  %
Cost of sales                              52.5        52.7
Gross profit                               47.5        47.3
Selling, general and administrative        33.7        36.7
expenses
Income from operations                     13.8        10.6
Other (income), expense                   (0.4)       (0.1)
Income before income taxes                 14.2        10.7
Income taxes                                5.5         4.2
Net Income                                  8.7  %      6.5  %



                 Three Months Ended March 31, 1998
           Compared to Three Months ended March 31, 1997

Net Sales
Net  sales  for the three months ended March 31, 1998  were  $21.9 million, an increase of $760,000 or 3.6% from the comparable  1997 period.  Excluding  sales  from the Company's  Farberware  outlet stores,  net sales in the core business increased by approximately
12%  in  1998.  The sales growth was due principally to  increased shipments  of Hoffritz and Farberware branded products, partially offset by lower sales in non-branded products.

Net sales from the Farberware outlet stores were $1.1 million  in
1998,  as  compared to $2.5 million for the comparable  period  in
1997.   The  lower  sales  in the 1998 period  resulted  from  the restructuring of the operations of the outlet stores  pursuant  to an  agreement with Meyer Corporation which became effective in the third  quarter  of 1997.  Under the terms of the  agreement  Meyer
Corporation  receives all revenue from sales of cookware  products in  the  Farberware outlet stores and is responsible for 62.5%  of the operating expenses.

Gross Profit
Gross  profit for the three months ended March 31, 1998 was  $10.4 million,  an  increase  of 4.2% from the comparable  1997  period.
Gross  profit as a percentage of net sales improved to  47.5%  due primarily to a favorable change in the overall sales product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 1998 were $7.4 million, a decrease of 4.8% from the comparable 1997 period. Excluding the expenses related to the outlet stores, S,G&A expenses increased in the 1998 quarter by 8.8%. This increase was primarily attributable to higher selling and distribution expenses related to the 12% sales increase in the core business.

Selling, general and administrative expenses for the Farberwarer outlet stores decreased by $910,000 in 1998 as compared to the comparable period in 1997, reflecting the restructuring of the operations of the outlet stores.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit and trade acceptances. Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire
Line. As of March 31, 1998, the Company had $16,592,000 of letters of credit and trade acceptances outstanding under the Line and no borrowings and, as a result, the availability under the Line was $8,408,000. The Line is cancelable by either party at any time.

At March 31, 1998, the Company had cash and cash equivalents of $5.6 million versus $7.8 million at December 31, 1997. The decrease is primarily attributable to the Company's increased inventory levels, decreased accounts payable and trade acceptances and the cash dividend paid in February 1998, offset by decreased accounts receivable, increased accrued expenses and increased income taxes payable.

On April 22, 1998 the Board of Directors declared another regular quarterly cash dividend of $0.0625 per share to shareholders of record on May 5, 1998, to be paid on May 19, 1998. The dividend to be paid will be $783,000.

The  Company estimates that approximately $6.0 million of  capital expenditures  will  be incurred in 1998.  These  expenditures  are primarily for the equipment and a management system to be used  in
a   new,  more  modern,  leased  distribution  facility,  and  the
installation   of  a  new  financial  reporting   system.    These
expenditures  will be financed from current operations,  cash  and cash equivalents and, if needed, short term borrowings.

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

The   Company   is   in   the  process   of   installing   a   new
financial/accounting  system and a separate  warehouse  management system  which  the  Company  believes will  significantly  enhance capabilities.  These systems are expected to be fully  operational
by  the  middle of 1999 and be Year 2000 compliant.   The  Company
also  has  initiated  discussions with its significant  suppliers, large  customers and financial institutions to ensure  that  those parties  have  appropriate plans to remedy Year 2000 issues  where their  systems interface with the Company's systems  or  otherwise impact  its  operations.  The Company will assess  the  extent  to which  its  operations are vulnerable should  those  organizations fail to remedy properly their computer systems.  While the Company believes  its  planning efforts are adequate to address  its  Year
2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely  will be converted on a timely basis and will not have a material effect on the Company.


PART II - OTHER INFORMATION

Item 6. Exhibit(s) and Reports on Form 8-K.

     (a) Exhibit(s) in the first quarter of 1998:

Exhibit No.     Description
27              Financial Data Schedule


     (b) Reports on Form 8-K in the first quarter of 1998: NONE



Exhibit 27.  Financial Data Schedule

                     Lifetime Hoan Corporation

                      Financial Data Schedule

             Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements
            for the three months ended March 31, 1998.
               (in thousands, except per share data)

Item              Item Description                              Amount
Number

5-02(1)         Cash and Cash Items                       $      5,596
5-02(2)         Marketable Securities                     $          0
5-02(3)(a)(1)   Notes and Accounts Receivable - Trade     $     12,145
5-02(4)         Allowances for Doubtful Accounts          $         75           Accounts
5-02(6)         Inventory                                 $     46,466
5-02(9)         Total Current Assets                      $     70,429
5-02(13)        Property, Plant and Equipment             $     15,576
5-02(14)        Accumulated Depreciation                  $      5,904
5-02(18)        Total Assets                              $     93,803
5-02(21)        Total Current Liabilities                 $     11,549
5-02(22)        Bonds, Mortgages and Similar Debt         $          0           Debt
5-02(28)        Preferred Stock - Mandatory Redemption    $          0           Redemption
5-02(29)        Preferred Stock - No Mandatory Redemption $          0           Redemption
5-02(30)        Common Stock                              $        126
5-02(31)        Other Stockholders' Equity                $     82,128
5-02(32)        Total Liabilities and Stockholders'
                 Equity                                   $     93,803           Stockholders' Equity
5-03(b)1(a)     Net Sales of Tangible Products            $     21,843
5-03(b)1        Total Revenues                            $     21,868
5-03(b)2(a)     Cost of Tangible Goods Sold               $     11,472
5-03(b)2        Total Costs and Expenses Applicable                               Applicable
                 to Sales and Revenues                    $     11,472
5-03(b)3        Other Costs and Expenses                  $          0
5-03(b)5        Provision for Doubtful Accounts
                 and Notes                                $         61
5-03(b)(8)      Interest and Amortization of Debt
                 Discount                                 $          0
5-03(b)(10)     Income Before Taxes and Other Items       $      3,111
5-03(b)(11)     Income Tax Expense                        $      1,200
5-03(b)(14)     Income/Loss Continuing Operations         $      1,911
5-03(b)(15)     Discontinued Operations                   $          0
5-03(b)(17)     Extraordinary Items                       $          0
5-03(b)(18)     Cumulative effect - Changes in
                 Accounting Principles                    $          0
5-03(b)(19)     Net Income or Loss                        $      1,911
5-03(b)(20)     Earnings Per Share - Primary              $       0.15
5-03(b)(20)     Earnings Per Share - Fully Diluted        $       0.15



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                                                  May 14, 1998
                    /s/ Milton Cohen
                    __________________________________
                    Milton L. Cohen
                    Chairman of the Board of Directors
                    and President
                    (Principal Executive Officer)


                                                  May 14, 1998
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                    Vice President - Finance and Treasurer
                    (Principal Financial and Accounting Officer)












