Form 10-Q
period 1998-06-30
LIFETIME HOAN CORP
filed 1998-08-14
CIK 874396

FORM 10-Q
                U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                  QUARTERLY REPORT UNDER SECTION 13

                      OR 15(d) OF THE SECURITIES

                         EXCHANGE ACT OF 1934





For quarter ended June 30, 1998

Commission file number 1-19254



                         Lifetime Hoan Corporation
         (Exact name of registrant as specified in its charter)



Delaware                                               11-2682486
(State or other jurisdiction                 (I.R.S.Identification No.)
Employer of incorporation or
organization)


                                                        11590
One Merrick Avenue,                                   (Zip Code)
Westbury, NY
(Address of principal
executive offices)


Registrant's telephone number, including area code (516)683-6000





                              Not applicable
           (Former name, former address and former fiscal year, if
                       changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X No



                APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 Par Value 12,586,589 shares outstanding as of July 31, 1998


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                               June 30,
                                                 1998      December 31,
                                              (unaudited)       1997
ASSETS
CURRENT ASSETS
Cash and cash equivalents                         $2,374       $7,773
Accounts receivable, less allowances of
$1,104 in 1998 and $851 in 1997                   11,532       13,274
Merchandise inventories                           51,004       42,763
Prepaid expenses                                   2,975        3,290
Deferred income taxes                                987          439
Other current assets                               2,244        2,170
TOTAL CURRENT ASSETS                              71,116       69,709

PROPERTY AND EQUIPMENT, net                        9,633        9,434
EXCESS OF COST OVER NET ASSETS ACQUIRED, net       1,808        1,841
OTHER INTANGIBLES,  net                           10,755       10,950
OTHER ASSETS                                       1,033        1,023
           TOTAL ASSETS                          $94,345      $92,957

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and trade acceptances            $3,404       $5,360
Accrued expenses                                   6,080        6,152
Income taxes                                         987          539
TOTAL CURRENT LIABILITIES                         10,471       12,051

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, authorized
25,000,000 shares;
issued and outstanding 12,581,589 in 1998
and 12,522,246 in 1997                               126          125
Paid-in capital                                   75,606       75,307
Retained earnings                                  9,104        6,443
Notes receivable for shares issued to              (908)        (908)
stockholders
Deferred compensation                               (54)         (61)
TOTAL STOCKHOLDERS' EQUITY                        83,874       80,906

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $94,345      $92,957


        See notes to condensed consolidated financial statements.


                    LIFETIME HOAN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data)
                           (unaudited)

                                  Three Months Ended  Six Months Ended
                                        June 30,          June 30,
                                    1998      1997      1998     1997


Net Sales                          $24,184   $22,133  $46,052   $43,241
Cost of sales                       12,171    11,203   23,643    22,336
Gross profit                        12,013    10,930   22,409    20,905
Selling, general and
administrative expenses              8,122     8,352   15,492    16,089
Other (income) expense                (27)         5    (112)      (12)

INCOME BEFORE INCOME TAXES           3,918     2,573    7,029     4,828

Provision for federal, state
and local income taxes               1,600     1,035    2,800     1,927

NET INCOME                          $2,318    $1,538   $4,229    $2,901

BASIC EARNINGS PER SHARE             $0.18     $0.12    $0.33     $0.23
Weighted average shares             12,571    12,447   12,554    12,432

DILUTED EARNINGS PER SHARE           $0.18     $0.12    $0.33     $0.23
Weighted average shares             12,891    12,655   12,858    12,640



      See notes to condensed consolidated financial statements.


                       LIFETIME HOAN CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                             (in thousands)

                                             Six Months Ended June 30,
                                                  1998      1997
 OPERATING ACTIVITIES
   Net income                                     $4,229   $2,901
   Adjustments to reconcile net income to net
   cash provided by / (used in) operating
   activities:
   Depreciation and amortization                   1,250      850
   Deferred tax (benefit)                          (548)    (223)
   Provision for losses on accounts receivable        61      206
   Reserve for sales returns and allowances          276      891
   Changes in operating assets and liabilities:
   Accounts receivable                             1,405    1,935
   Merchandise inventories                       (8,241)  (5,730)
   Prepaid expenses, other current assets
   and other assets                                  231    (306)
   Accounts payable and trade acceptances
   and accrued expenses                          (2,028)    (949)
   Income taxes payable                              448    (852)

   NET CASH (USED IN) / PROVIDED BY
   OPERATING ACTIVITIES                          (2,917)  (1,277)

   INVESTING ACTIVITIES
   Purchase of property and equipment, net       (1,214)    (870)

   NET CASH (USED IN) INVESTING ACTIVITIES       (1,214)    (870)

   FINANCING ACTIVITIES
   Proceeds from short term borrowings, net            -    1,100
   Proceeds from the exercise of stock options       300      271
   Cash dividends paid                           (1,568)        -

   NET CASH (USED IN) / PROVIDED BY
   FINANCING ACTIVITIES                          (1,268)    1,371

   (DECREASE) IN CASH AND CASH EQUIVALENTS       (5,399)    (776)
   Cash and cash equivalents at beginning of
   period                                          7,773    1,093

   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $2,374     $317

See notes to condensed consolidated financial statements.


                         LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)

Note A - Basis of Presentation
The   accompanying  unaudited  condensed  consolidated financial statements  have  been  prepared  in  accordance  with generally accepted  accounting principles for interim financial information and  with  the  instructions  to Form  10-Q  and Article 10 of
Regulation  S-X.  Accordingly, they do not include all of the
information   and footnotes  required  by  generally   accepted
accounting principles for complete financial statements.  In the opinion  of  management, all adjustments  (consisting  of  normal recurring accruals) considered necessary for a fair presentation have  been  included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is suggested  that these condensed financial statements be read in conjunction  with the financial statements and footnotes  thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note B - Inventories
Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the  "Line") which may be used for short-term
borrowings or letters  of credit.  As of  June  30,  1998, the
Company   had $12,228,000  of  letters of credit and trade
acceptances outstanding and no borrowings. The Line is cancelable by either party  at any time.  Borrowings under the Line
bear interest payabledaily at a negotiated short term borrowing rate.  The Company is charged a nominal fee on the entire Line.

Note D - Capital Stock
Cash Dividends:   On  April 22, 1998 the Board of Directors
declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record on May 5, 1998 paid on May 19, 1998 and on  July 22, 1998, the Board of Directors of the Company
declared another regular quarterly cash dividend of $0.0625
per share to shareholders of record on August 5, 1998, payable on August 19, 1998.

Earnings Per Share: In February 1997, the Financial Accounting
Standards Board issued Statement No.128, Earnings Per Share.
Statement No. 128 replaced the calculation of primary earnings per share and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where appropriate, restated to conform to Statement No. 128 requirements.

Note D - Capital Stock (continued)
The following tables set forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 1998:

                                        Three Months Ended June 30,
                                  (in thousands, except per share data)
                                                1998        1997
Numerator for basic and diluted earnings
per share - net income                         $2,318      $1,538
Denominator:
 Denominator for basic earnings per share
   - weighted average shares                   12,571      12,447
Effect of dilutive securities:
Employee stock options                            320         208
Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions                            12,891      12,655

Net income per share - basic                    $0.18       $0.12

Net income per share - diluted                  $0.18       $0.12


                                         Six Months Ended June 30,
                                   (in thousands, except per share data)
                                                1998        1997

Numerator for basic and diluted earnings       $4,229      $2,901
per share - net income
Denominator:
 Denominator for basic earnings per share
 - weighted average shares                     12,554      12,432
Effect of dilutive securities:
Employee stock options                            304         208
Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions                            12,858      12,640

Net income per share - basic                    $0.33       $0.23

Net income per share - diluted                  $0.33       $0.23


Note E - Subsequent Event - Roshco Acquisition
On August 10, 1998, the Company acquired Roshco, Inc. ("Roshco"), a privately held bakeware and baking-related products distributor, located in Chicago, Illinois. Roshco distributes bakeware and baking-related products under the trade names of Roshco and Baker's Advantage, and its revenues were approximately $10 million in 1997. The purchase price consisted of an initial cash payment of $5.0 million and three-year notes payable totalling $1.5 million. The Company is obligated to make additional contingent payments based on annual sales volume for bakeware and baking-related products. The Company also assumed bank debt of $2.6 million which was paid at the closing.


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.


                             Three Months Ended  Six Months Ended
                                   June 30,          June 30,
                                1998    1997      1998    1997

Net sales                       100.0%  100.0%    100.0%  100.0%
Cost of sales                    50.3    50.6      51.3    51.6
Gross profit                     49.7    49.4      48.7    48.4
Selling, general and             33.6    37.7      33.7    37.2
administrative expenses
Other (income), expense         (0.1)     0.1     (0.2)       -
Income before income taxes       16.2    11.6      15.2    11.2
Tax provision                     6.6     4.7       6.0     4.5
Net Income                        9.6%   6.9%       9.2%    6.7%


                     Three Months Ended June 30, 1998
               Compared to Three Months ended June 30, 1997

Net Sales
Net sales for the three months ended June 30, 1998 were $24.2 million, an increase of $2.1 million or 9.3% over the comparable
1997 quarter. Excluding sales from the Company's Farberwarer outlet stores, net sales, reflecting the Company's core business, increased by 15.6% in 1998. The sales growth was due principally to increased shipments of Hoffritz and Farberware branded products, partially offset by lower sales in non-branded products.
Net sales from the Farberwarer outlet stores were $1.5 million in 1998, as compared to $2.5 million for the comparable period in 1997. The lower sales in the 1998 period resulted from the restructuring of the operations of the outlet stores pursuant to an agreement with Meyer Corporation which became effective in the third quarter of 1997. Under the terms of the agreement
Meyer Corporation receives all revenue from sales of cookware products in the Farberware outlet stores and is responsible for 62.5% of the operating expenses.

Gross Profit
Gross profit for the three months ended June 30, 1998 was $12.0 million, an increase of 9.9% from the comparable 1997 period.
Gross profit as a percentage of net sales improved to 49.7% from 49.4% in the comparable 1997 period, due primarily to a favorable change in the overall sales product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 1998 were $8.1 million, a decrease of 2.8% from the comparable 1997 quarter. Excluding the expenses related to the outlet stores, S,G&A expenses increased in the 1998 quarter by 8.9%, but as a percent of net sales, S,G&A decreased to 32.2% as compared to 34.2% for the 1997 quarter. The higher expenses were primarily attributable to increased selling, warehousing and distribution expenses related to the higher sales levels in the core business. Selling, general and administrative expenses for the Farberware outlet stores decreased by $826,000 in the 1998 quarter as compared to 1997, reflecting the restructuring of the operations of the outlet stores.


                    Six Months Ended June 30, 1998
             Compared to Six Months ended June 30, 1997

Net Sales
Net sales for the six months ended June 30, 1998 were $46.1 million, an increase of $2.8 million or 6.5% over the comparable
1997 period. Excluding sales from the Company's Farberware outlet stores, net sales, reflecting the Company's core business, increased by 13.6% in 1998. The sales growth was due principally to increased shipments of Hoffritz and Farberware branded products, partially offset by lower sales in non-branded products.

Net sales from the Farberware outlet stores were $2.6 million in 1998, as compared to $5.0 million for the comparable period in 1997. The lower sales in the 1998 period resulted from the July
1997 restructuring of the operations of the outlet stores.

Gross Profit
Gross profit for the six months ended June 30, 1998 was $22.4 million, an increase of 7.2% from the comparable 1997 period.
Gross profit as a percentage of net sales improved to 48.7% from 48.4% in the comparable 1997 period, due primarily to a favorable change in the overall sales product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 1998 were $15.5 million, a decrease of 3.7% from the comparable 1997 period. Excluding the expenses related to the outlet stores, S,G&A expenses increased in the 1998 period by 8.8%, but as a percent of net sales, S,G&A decreased to 32.2% as compared to 33.6% for the comparable 1997 period. The higher expenses were primarily attributable to increased selling, warehousing and distribution expenses related to higher sales in the core business. Selling, general and administrative expenses for the Farberware outlet stores decreased by $1.7 million in 1998 as compared to the comparable period in 1997, reflecting the restructuring of the operations of the outlet stores.


Forward Looking Statements:  This Quarterly Report on Form
10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995, including statements concerning the Company's future products, results of operations and prospects. These forward-looking statements involve risks and uncertainties, including risks relating to general economic and business conditions, including changes which could affect customer payment practices or consumer spending; industry trends;
the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products; dependence on foreign sources of supply and foreign manufacturing; and the seasonal nature of the business as detailed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company's filings with the Securities and Exchange Commission.
Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company has a $25,000,000 unsecured line of credit with a bank (the "Line") which may be used for short term borrowings or letters of credit and trade acceptances. Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire Line. As of June 30, 1998, the Company had $12,228,000 of letters of credit and trade acceptances outstanding under the Line and no borrowings and, as a result, the availability under the Line was $12,772,000. The Line is cancelable by either party at any time.

At June 30, 1998, the Company had cash and cash equivalents of $2.4 million versus $7.8 million at December 31, 1997. The decrease is primarily attributable to the Company's increased inventory levels.

On July 22, 1998 the Board of Directors declared another regular quarterly cash dividend of $0.0625 per share to shareholders of record on August 5, 1998, to be paid on August 19, 1998. The dividend to be paid will be $787,000.

The Company estimates that approximately $4.5 million of capital expenditures will be incurred in 1998. These expenditures are primarily for equipment and a management system to be used in a new, more modern, leased distribution facility, and the installation of a new financial reporting system.

On August 10, 1998, the Company acquired Roshco, Inc. ("Roshco"), a privately held bakeware and baking-related products distributor, located in Chicago, Illinois. The purchase price consisted of an initial cash payment of $5.0 million and three year notes payable totalling $1.5 million. The Company is obligated to make additional contingent payments based on annual sales volume for bakeware and baking-related products. The Company also assumed bank debt of $2.6 million which was paid at the closing.

The Company believes that its cash and cash equivalents, internally generated funds and its existing credit arrangements will be sufficient to finance its operations, planned capital expenditures, and the Roshco acquisition for the next 12 months.

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

The Company is in the process of installing a new financial/ accounting system and a separate warehouse management system which the Company believes will significantly enhance capabilities. These systems are expected to be fully operational by the middle of 1999 and be Year 2000 compliant. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company will assess the extent to which its operations are vulnerable should those organizations fail to remedy properly their computer systems. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.


PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders.

    The Company's annual meeting of stockholders was held on June
9, 1998. At the meeting, all sixdirector nominees were elected and the appointment of Ernst & Young, LLP as independent auditors was ratified.
        (a) Bruce Cohen was elected as a first time director of the Company. Milton L. Cohen, Jeffrey Siegel, Craig
          Phillips, Ronald Shiftan, and Howard Bernstein were re-elected as directors of the Company.
        (b) Ernst & Young LLP was re-appointed as independent auditors to audit the Company's financial statements for the fiscal year ending December 31, 1998.


Item 6. Exhibit(s) and Reports on Form 8-K.

        (a) Exhibit(s) in the second quarter of 1998:
            Exhibit Description
            No. 27  Financial Data Schedule


        (b) Reports on Form 8-K in the second quarter of 1998:
            NONE

Exhibit 27. Financial Data Schedule

                         Lifetime Hoan Corporation

                          Financial Data Schedule

Pursuant to Item 601(c) of Regulation S-K

 This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements for the six months ended June 30, 1998.
                     (in thousands, except per share data)


  Item Number           Item Description                 Amount
    5-02(1)         Cash and Cash Items               $    2,374
    5-02(2)         Marketable Securities             $        0
    5-02(3)(a)(1)   Notes and Accounts Receivable -
                    Trade                             $   11,607
    5-02(4)         Allowances for Doubtful Accounts  $       75
    5-02(6)         Inventory                         $   51,004
    5-02(9)         Total Current Assets              $   71,116
    5-02(13)        Property, Plant and Equipment     $   16,097
    5-02(14)        Accumulated Depreciation          $    6,464
    5-02(18)        Total Assets                      $   94,345
    5-02(21)        Total Current Liabilities         $   10,471
    5-02(22)        Bonds, Mortgages and Similar
                    Debt                              $        0
    5-02(28)        Preferred Stock - Mandatory
                    Redemption                        $        0
    5-02(29)        Preferred Stock - No Mandatory
                    Redemption                        $        0
    5-02(30)        Common Stock                      $      126
    5-02(31)        Other Stockholders' Equity        $   83,748
    5-02(32)        Total Liabilities and
                    Stockholders' Equity              $   94,345
    5-03(b)1(a)     Net Sales of Tangible Products    $   45,811
    5-03(b)1        Total Revenues                    $   46,052
    5-03(b)2(a)     Cost of Tangible Goods Sold       $   23,643
    5-03(b)2        Total Costs and Expenses
                    Applicable to Sales and Revenues  $   23,643
    5-03(b)3        Other Costs and Expenses          $        0
    5-03(b)5        Provision for Doubtful Accounts
                    and Notes                         $       61
    5-03(b)(8)      Interest and Amortization of
                    Debt Discount                     $        0
    5-03(b)(10)     Income Before Taxes and Other
                    Items                             $    7,029
    5-03(b)(11)     Income Tax Expense                $    2,800
    5-03(b)(14)     Income/Loss Continuing Operations $    4,229
    5-03(b)(15)     Discontinued Operations           $        0
    5-03(b)(17)     Extraordinary Items               $        0
    5-03(b)(18)     Cumulative effect - Changes in
                    Accounting Principles             $        0
    5-03(b)(19)     Net Income or Loss                $    4,229
    5-03(b)(20)     Earnings Per Share - Primary      $     0.33
    5-03(b)(20)     Earnings Per Share - Fully
                    Diluted                           $     0.33




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                Lifetime Hoan Corporation

                                                   August 14, 1998
                      /s/ Milton L. Cohen
                      _______________________________
                      Chairman of the Board of
                      Directors and President
                      (Principal Executive Officer)


                                                   August 14, 1998
                      /s/ Robert McNally
                      _______________________________
                      Vice President - Finance and
                      Treasurer (Principal Financial
                      and Accounting Officer)






