Form 10-Q
period 1998-09-30
LIFETIME HOAN CORP
filed 1998-11-13
CIK 874396

FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended September 30, 1998

Commission file number 1-19254





                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)
Delaware                                       11-2682486
(State or other jurisdiction          (I.R.S.Employer Identification No.)
of incorporation or organization)


One Merrick Avenue, Westbury, NY                  11590
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

     Common Stock, $.01 Par Value 12,588,058 shares outstanding as of October 31, 1998


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LIFETIME HOAN CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)

                                          September 30
                                              1998       December 31
                                           (unaudited)       1997
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $609       $7,773
Accounts receivable, less allowances
of $1,406 in 1998 and $851 in 1997                 16,980       13,274
Merchandise inventories                            54,663       42,763
Prepaid expenses                                    3,064        3,290
Deferred income taxes                               1,003          439
Other current assets                                3,395        2,170
TOTAL CURRENT ASSETS                               79,714       69,709

PROPERTY AND EQUIPMENT, net                         9,923        9,434
EXCESS OF COST OVER NET ASSETS
ACQUIRED,net                                        8,434        1,841
OTHER INTANGIBLES, net                             10,654       10,950
OTHER ASSETS                                        1,082        1,023
                    TOTAL ASSETS                 $109,807      $92,957


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                              $9,200     $      -
Accounts payable and trade acceptances              3,651        5,360
Accrued expenses                                    8,810        6,152
Income taxes                                        1,340          539
TOTAL CURRENT LIABILITIES                          23,001       12,051

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value, authorized
25,000,000 shares;
issued and outstanding 12,586,727 in 1998
and12,522,246 in 1997                                 126          125
Paid-in capital                                    75,628       75,307
Retained earnings                                  12,010        6,443
Notes receivable for shares issued to               (908)        (908)
stockholders
Deferred compensation                                (50)         (61)
TOTAL STOCKHOLDERS' EQUITY                         86,806       80,906

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $109,807      $92,957



         See notes to condensed consolidated financial statements.



                         LIFETIME HOAN CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (in thousands, except per share data)


                              (unaudited)


                                  Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                     1998      1997      1998      1997
Net Sales                          $31,313   $24,516   $77,365   $67,757
Cost of sales                       16,003    12,105    39,646    34,440
Gross profit                        15,310    12,411    37,719    33,317

Selling, general and                 9,079     7,463    24,571    23,553
administrative expenses
Other expense (income)                 112      (29)         1      (41)

Income before income taxes           6,119     4,977    13,147     9,805

Provision for federal, state
and local income taxes               2,425     1,923     5,225     3,850

NET INCOME                          $3,694    $3,054    $7,922    $5,955


BASIC EARNINGS PER SHARE             $0.29     $0.24     $0.63     $0.48
Weighted average shares             12,585    12,470    12,565    12,440

DILUTED EARNINGS PER SHARE           $0.29     $0.24     $0.62     $0.47
Weighted average shares             12,809    12,674    12,842    12,649







          See notes to condensed consolidated financial statements.





                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                               (in thousands)


                                                  Nine Months Ended
                                                    September 30,
                                                   1998        1997
   OPERATING ACTIVITIES
   Net income                                     $7,922      $5,955
   Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
   Depreciation and amortization                   1,808       1,358
   Deferred tax                                    (564)       (256)
   Provision for losses on accounts receivable        78         393
   Reserve for sales returns and allowances          790       1,562
   Changes in operating assets and
   liabilities:
   Accounts receivable                           (3,332)     (2,697)
   Merchandise inventories                       (7,456)     (4,870)
   Prepaid expenses, other current assets
    and other assets                               (263)         469
   Accounts payable, trade acceptances
    and accrued expenses                         (5,131)       (638)
   Income taxes payable                              801         (3)

   NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                          (5,347)       1,273

   INVESTING ACTIVITIES
   Purchase of property and equipment, net       (1,383)     (1,754)
   Purchase of marketable securities               (256)           -
   Acquisition of Roshco, Inc.                   (4,758)           -

   NET CASH (USED IN INVESTING ACTIVITIES        (6,397)     (1,754)

   FINANCING ACTIVITIES
   Proceeds (repayments) from short-term
   borrowings, net                                 9,200     (1,000)
   Payment of note payable of acquired
   business                                      (2,586)           -
   Proceeds from the exercise of stock options       321         426
   Cash dividends paid                           (2,355)           -

   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                            4,580       (574)

   (DECREASE) IN CASH AND CASH EQUIVALENTS        (7,164)    (1,055)
   Cash and cash equivalents at beginning of
   period                                          7,773       1,093

   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $609         $38


         See notes to condensed consolidated financial statements.


                       LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interimfinancial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended
September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1997.

Note B - Inventories
Merchandise inventories, principally finished goods, are recorded at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short-term borrowings or letters of credit. As of September 30, 1998, the Company had $6,704,000 of letters of credit and trade acceptances outstanding and $9,200,000 of borrowings. The Line is cancelable by either party at any time. Borrowings under the Line bear interest payable daily at a negotiated short-term borrowing rate. The average daily borrowing rate was 6.65%. The Company is also charged a nominal fee on the entire Line.

Note D - Capital Stock
Cash Dividends: On July 22, 1998 the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record on August 5, 1998 paid on August 19, 1998 and on October 21, 1998, the Board of Directors of the Company declared another regular quarterly cash dividend of $0.0625 per share to shareholders of record on November
5, 1998, payable on November 19, 1998.

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

The following tables set forth the computation of basic and diluted earnings per share for the three month and nine month periods ended
September 30, 1998:


                                              Three Months Ended
                                                 September 30,
                                   (in thousands, except per share data)
                                                1998            1997
Numerator for basic and diluted earnings
per share - net income                         $3,694          $3,054
Denominator:
   Denominator for basic earnings per
   share-weighted average shares               12,585          12,470
   Effect of dilutive stock options               224             204
Denominator for diluted earnings per
   share-weighted-average shares and
   assumed conversions                         12,809          12,674

Net income per share - basic                    $0.29           $0.24
Net income per share - diluted                  $0.29           $0.24



                                              Nine Months Ended
                                                September 30,
                                   (in thousands, except per share data)
                                                1998            1997

Numerator for basic and diluted earnings       $7,922          $5,955
per share - net income
Denominator:
   Denominator for basic earnings per
   share-weighted average shares               12,565          12,440
   Effect of dilutive stock options               277             209
Denominator for diluted earnings per
   share-weighted-average shares and
   assumed conversions                         12,649          12,842

Net income per share - basic                    $0.63           $0.48

Net income per share - diluted                  $0.62           $0.47



Note E - Roshco Acquisition

On August 10, 1998, the Company acquired Roshco, Inc. ("Roshco"), a privately held bakeware and baking-related products distributor, located in Chicago, Illinois.  Roshco markets its bakeware and baking-related products under the Roshco and Baker's Advantage trade names, and its revenues were approximately  $10 million in 1997.  The purchase price consisted of an initial cash payment of $5.0 million and future payments totalling  $1.5 million.  The Company is also obligated to make additional contingent payments based on annual sales volume for bakeware and baking-
related products for a period of two years.   The Company also assumed
bank debt of $2.6 million that was paid at the closing.  Roshco products accounted for  $2.2  million of the Company's total sales for the quarter and was accretive to earnings.


ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.



                                 Three Months          Nine Months
                                    Ended                 Ended
                                September 30,         September 30,
                                1998     1997         1998     1997

Net sales                       100.0 %  100.0 %    100.0 %   100.0 %
Cost of sales                    51.1     49.4       51.2      50.8
Gross profit                     48.9     50.6       48.8      49.2
Selling, general and             29.0     30.4       31.8      34.8
administrative expenses
Other (income), expense           0.4   (0.1)           -     (0.1)
Income before income taxes       19.5    20.3        17.0      14.5
Tax provision                     7.7     7.8         6.8       5.7
Net Income                       11.8 %  12.5 %      10.2 %     8.8  %


                   Three Months Ended September 30, 1998
            Compared to Three Months ended September 30, 1997

Net Sales
Net sales for the three months ended September 30, 1998 were $31.3 million, an increase of $6.8 million or 27.7% over the comparable 1997 quarter. The recent acquisition of Roshco, Inc., completed in August
1998, added $2.2 million to sales in the quarter. Excluding the impact of Roshco product sales, quarterly sales for the Company grew 18.6%.
The sales growth was due principally to increased shipments of Hoffritz and Farberware branded products, partially offset by lower sales in non-branded products.

Gross Profit
Gross profit for the three months ended September 30, 1998 was $15.3 million, an increase of 23.4% from the comparable 1997 period. Gross profit as a percentage of net sales decreased to 48.9% from 50.6% in the comparable 1997 period. This decrease resulted primarily from the addition of the Roshcor product sales which carry lower gross profit margins, and changes in the Company's overall product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended
September 30, 1998 increased by $1.6 million, 21.7% higher than the comparable 1997 quarter, however, as a percentage of sales these expenses decreased to 29.0% compared to 30.4% in the 1997 quarter. The higher expenses were primarily attributable to the added expenses of Roshco's office and warehousing operations in Chicago, and to increased selling, warehousing and distribution expenses associated with the higher sales levels. The majority of Roshco's office and warehousing operations are expected to be absorbed into the Company's major facilities over the next two quarters.


                 Nine Months Ended September 30, 1998
           Compared to Nine Months ended September 30, 1997

Net Sales
Net sales for the nine months ended September 30, 1998 were $77.4 million, an increase of $9.6 million or 14.2% over the comparable 1997 period. The sales growth was due principally to increased shipments of Hoffritz and Farberware branded products, partially offset by lower sales in non-branded products.

Net sales from the Farberwarer outlet stores were $4.7 million for the 1998 period, as compared to $6.5 million for the comparable period in 1997. The lower sales in 1998 resulted from the July 1997 restructuring of the operations of the outlet stores, which effectively transferred responsibility for the sale of cookware products and a significant portion of the store operating expenses to the Meyer Corporation.

Gross Profit
Gross profit for the nine months ended September 30, 1998 was $37.7 million, an increase of 13.2% from the comparable 1997 period. Gross profit as a percentage of net sales decreased slightly to 48.8% from 49.2% in the comparable 1997 period due primarily to changes in the overall sales product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended
September 30, 1998 were $24.6 million, an increase of 4.3% from the comparable 1997 period. Selling, general and administrative expenses for the Farberware outlet stores decreased by $1.3 million in 1998 as compared to the comparable period in 1997, reflecting the restructuring of the operations of the outlet stores. Excluding the expenses related to the outlet stores and those associated with Roshco, selling, general and administrative expenses increased by 8.8% in the 1998 year-to-date period. These higher expenses were primarily attributable to increased selling, warehousing and distribution expenses related to the higher sales volume.

Forward  Looking Statements:  This Quarterly Report on Form 10-Q
contains certain forward-looking statements within the meaning of the
"safe harbor" provisions of the Private Securities Litigation Reform
Act of 1995, including statements concerning the Company's future
products, results of operations and prospects.   These forward-looking
statements involve  risks and uncertainties, including risks relating to general economic and business conditions, including changes which could affect customer payment practices or consumer spending; industry trends;  the loss of major customers;  changes in demand for the
Company's products; the timing of orders received from customers; cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products;  dependence on foreign sources of supply and foreign manufacturing;  risks relating to Year
2000 issues; and the seasonal nature of the business as detailed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company's filings with the Securities and Exchange Commission.
Such statements are based on management's current expectations and are subject to a number  of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $25,000,000 unsecured line of credit with a bank
(the "Line") which may be used for short-term borrowings or letters of credit and trade acceptances. Borrowings under the Line bear interest payable daily at a negotiated short-term borrowing rate. The Company is also charged a nominal fee on the entire Line. As of September 30, 1998, the Company had $6,704,000 of letters of credit and trade acceptances outstanding under the Line and $9,200,000 of borrowings and, as a result, the availability under the Line was $9,096,000. The average daily borrowing rate was 6.65%. The Line is cancelable by either party at any time.

At September 30, 1998, the Company had cash and cash equivalents of $600,000 versus $7.8 million at December 31, 1997.

The decrease in cash and increase in short-term borrowings during the first nine months of 1998 were used primarily to fund the Company's increased inventory levels and the acquisition of Roshco, Inc.

On August 10, 1998, the Company acquired Roshco, Inc. ("Roshco"), a privately held bakeware and baking-related products distributor, with net sales of approximately $10 million in 1997. The purchase price consisted of an initial cash payment of $5.0 million and future payments totalling $1.5 million. The Company is also obligated to make additional contingent payments based on annual sales volume for bakeware and baking-related products for a period of 2 years. The Company also assumed bank debt of $2.6 million that was paid at the closing.

On October 21, 1998 the Board of Directors declared another regular quarterly cash dividend of $0.0625 per share to shareholders of record on November 5, 1998, to be paid on November 19, 1998. The dividend to be paid will be $787,000.

The Company estimates that approximately $5.0 million of capital expenditures will be incurred in 1998. These expenditures are primarily for equipment and a management system to be used in a new, more modern, leased distribution facility, and the installation of a new financial reporting system.

The Company believes that its cash and cash equivalents, internally generated funds and its existing credit arrangements will be sufficient to finance its operations and planned capital expenditures for at least the next 12 months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates its purchase orders with its foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, the Company's cost for any purchase order is not subject to change after the time the order is placed.
However, any weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United
States dollar prices for products. The Company believes it would be able to compensate for any such price increase.

Year 2000
The Company is in the process of investigating issues that could affect its operations regarding Year 2000 compliance issues. The Year 2000 compliance issues revolve around the fact that most computer systems do not recognize a year by its traditional four digit format. Instead, computer systems recognize the last two digits for a specified year. If not properly addressed, these issues could potentially have an adverse material impact on the Company's operations.

The Company is in the process of installing new financial/accounting
systems and a separate newwarehouse management  system.   These  systems
are expected to be fully operational by the middle of 1999 and be Year
2000 compliant.  Testing  of these systems to ensure that they are in fact Year 2000 compliant has begun and should be fully completed by the end of the first quarter in 1999.  As results of this testing process become available over the next six months, the Company will make contingency plans where it deems necessary to become Year 2000 compliant.

The Company relies on third parties for inventory, supplies, financial products and other key services. Third party entities that could have a potential material impact on the operations of the Company's business have been contacted to determine the progress that each has made in connection with Year 2000 compliance issues. The Company will make contingency plans for any entity it feels has not made satisfactory progress towards being Year 2000 compliant. Contingency plans may include increasing inventory levels, securing alternate supply sources and taking other appropriate measures.

The Company is also dependent upon its customers for sales and cash flow.
Interruption in our customer operations due to Year 2000 issues could result in reduced sales and cash flow, and higher inventories. We are, however, taking steps to monitor the status of our customers as a means of determining potential risks and developing possible alternatives.

Failure of the Company, third party vendors or customers, to be Year
2000 compliant could have an adverse material impact on the operations of the Company's business. With the implementation of the new financial/accounting and warehouse management systems, along with the evaluation process of significant third party entities, the Company believes the possibility of significant interruptions of normal operations should be reduced.

Notwithstanding Year 2000 issues, the Company decided to install the new financial/accounting systems and a separate new warehouse management system to accommodate the Company's growth. The Company's estimated costs relating to Year 2000 compliance activities will not be significant.


PART II - OTHER INFORMATION

Item 6. Exhibit(s) and Reports on Form 8-K.

    (a) Exhibit(s) in the third quarter of 1998:

            Exhibit No.  Description
               27        Financial Data Schedule
             10.28       Stock Purchase Agreement between Lifetime
                         Hoan Corporation and Roshco, Inc. dated
                         August 10, 1998.


    (b)  Reports on Form 8-K in the third quarter of 1998: NONE




Exhibit 27.  Financial Data Schedule

                          Lifetime Hoan Corporation

                           Financial Data Schedule

                  Pursuant to Item 601(c) of Regulation S-K

 This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements for the
                Nine Months ended September 30, 1998.
                (in thousands, except per share data)


  Item Number                Item Description                 Amount

    5-02(1)        Cash and Cash Items                     $      609
    5-02(2)        Marketable Securities                   $      281
    5-02(3)(a)(1)  Notes and Accounts Receivable-Trade     $   17,055
    5-02(4)        Allowances for Doubtful Accounts        $       75
    5-02(6)        Inventory                               $   54,663
    5-02(9)        Total Current Assets                    $   79,714
    5-02(13)       Property, Plant and Equipment           $   16,637
    5-02(14)       Accumulated Depreciation                $    6,714
    5-02(18)       Total Assets                            $  109,807
    5-02(21)       Total Current Liabilities               $   23,001
    5-02(22)       Bonds, Mortgages and Similar Debt       $        0
    5-02(28)       Preferred Stock-Mandatory Redemption    $        0
    5-02(29)       Preferred Stock-No Mandatory Redemption $        0
    5-02(30)       Common Stock                            $      126
    5-02(31)       Other Stockholders' Equity              $   86,680
    5-02(32)       Total Liabilities and Stockholders'
                    Equity                                 $  109,807
    5-03(b)1(a)    Net Sales of Tangible Products          $   76,889
    5-03(b)1       Total Revenues                          $   77,365
    5-03(b)2(a)    Cost of Tangible Goods Sold             $   39,646
    5-03(b)2       Total Costs and Expenses Applicable
                    to Sales and Revenues                  $   39,646
    5-03(b)3       Other Costs and Expenses                $        0
    5-03(b)5       Provision for Doubtful Accounts and
                    Notes                                  $       78
    5-03(b)(8)     Interest and Amortization of Debt
                    Discount                               $        0
    5-03(b)(10)    Income Before Taxes and Other Items     $   13,147
    5-03(b)(11)    Income Tax Expense                      $    5,225
    5-03(b)(14)    Income/Loss Continuing Operations       $    7,922
    5-03(b)(15)    Discontinued Operations                 $        0
    5-03(b)(17)    Extraordinary Items                     $        0
    5-03(b)(18)    Cumulative effect - Changes in
                    Accounting Principles                  $        0
    5-03(b)(19)    Net Income or Loss                      $    7,922
    5-03(b)(20)    Earnings Per Share - Primary            $     0.63
    5-03(b)(20)    Earnings Per Share - Fully Diluted      $     0.62




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    Lifetime Hoan Corporation


                                                      November 14, 1998

                    /s/ Milton Cohen
                    ________________________________

                    Milton L. Cohen
                        Chairman of the Board of Directors
                        and President (Principal Executive Officer)




                                                      November 14, 1998


                    /s/ Robert McNally
                    ________________________________

                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)



















Exhibit 10.28  Stock Purchase Agreement between Lifetime Hoan
Corporation and Roshco, Inc. dated August 10, 1998



          Stock Purchase Agreement dated as of
August 10, 1998 among LIFETIME HOAN CORPORATION, a
Delaware corporation (the "Purchaser") and SHELDON
STONE, AS TRUSTEE UNDER DECLARATION OF TRUST DATED
JANUARY 4, 1996, GLORIA STONE, AS TRUSTEE UNDER
DECLARATION OF TRUST DATED JANUARY 4, 1996, ADAM
STONE and LISA STONE (each referred to herein as a "Stockholder" and collectively as the
"Stockholders") and SHELDON STONE and GLORIA STONE.
                      W I T N E S S E T H:
          WHEREAS, the Stockholders own all of the outstanding shares of capital stock (the "Shares") of Roshco, Inc., an Illinois corporation (the
"Company"); and

          WHEREAS, the Purchaser desires to purchase the Shares from the Stockholders and the Stockholders desire to sell the Shares to the Purchaser, upon the terms and subject to the conditions set forth in this Agreement.

          ACCORDINGLY, in consideration of the
premises and the mutual representations, warranties, covenants and agreements hereinafter set forth, the parties hereto do hereby agree as follows:

          1.    Definitions.

          As used in this Agreement, the following terms have the meanings specified or referred to in this Section 1.

   "ACP Notes" shall have the meaning set forth in
Section 3.1.

          "Additional Cash Payments" shall have the meaning set forth in Section 2.2(b).

          "Applicable Environmental Law" shall mean
CERCLA, RCRA, the Federal Waste Pollution Control
Act, 33 U.S.C.   1261 et seq., the Clean Air Act, 42
U.S.C.   7401 et seq., any similar provisions of
state or local law in the jurisdictions where the
properties of the Company are located and the
regulations thereunder and any other local, state
and/or federal laws or regulations, that govern:

    (a)   the existence, cleanup and/or remedy of
contamination on property;

          (b)   the protection of the environment
from spilled, deposited or otherwise emplaced contamination;

      (c)   the control of hazardous wastes; or

          (d)   the use, generation, transport,
treatment, storage, disposal, removal or recovery of Hazardous Materials, including building materials.

          "Balance Sheets" shall have the meaning set forth in Section 5.7.

          "Business and Condition" means the
business, operations, properties, assets, material contracts, cash flow, revenues, net income prospects or condition (financial or otherwise) of the Company.

          "Business Day" means any day that is not a Saturday or Sunday or a day on which banks located in the City of New York are authorized or required to be closed.

          "CERCLA" means the Comprehensive
Environmental Response, Compensation and Liability
Act, 42 U.S.C.  9601 et
seq.

          "Closing" shall have the meaning set
forth in Section 2.4.

          "Closing Balance Sheet" shall have the
meaning set forth in Section 3.3.

          "Closing Date" shall have the meaning set forth in Section 2.4.

          "Code" means the Internal Revenue Code of
1986, as amended.

          "Company" shall have the meaning set forth in the first recital of this Agreement.

          "Contemplated Transactions" means the sale of the Shares by Stockholders to Purchaser, the purchase of the Shares by Purchaser from Stockholders, performance of and compliance with all agreements, covenants and indemnities contained in this Agreement.

          "Contingent Payments" shall have the
meaning set forth in Section 2.2(c).

          "Damages" shall have the meaning set forth in Section 8.1.

          "Employee Plans" shall have the meaning set forth in Section 5.21(b).

          "Employment Agreements" shall have the
meaning set forth in Section 2.5(h).

          "Encumbrance" means any security interest, mortgage, lien, charge, adverse claim or restriction of any kind, including, but not limited to, any restriction on the use, voting, transfer, receipt of income or other exercise of any attributes of ownership.

          "ERISA" means the Employee Retirement
Income Security Act of 1974, as amended.

          "GAAP" means Generally Accepted Accounting
Principles of the United States.

          "Governmental Body" means any domestic,
national, state or municipal or other local government body, any subdivision, agency, commission or authority thereof, or any quasi-governmental or private body exercising any regulatory or taxing authority thereunder.

          "Hazardous Materials" shall mean any
substance which as of the date of this Agreement shall be identified as "hazardous" or "toxic" or otherwise regulated under CERCLA or RCRA or which has been determined by any agency or court to be a hazardous or toxic substance under Applicable
Environmental Law. The term "Hazardous Material" shall also include, with limitation, raw materials, building components, the products of any manufacturing or other activities on the properties, wastes, petroleum, and source, special nuclear or by-product material as defined by the Atomic Energy Act of 1954, as amended (42 U.S.C. 3011 et seq., as amended.)

          "Initial Purchase Price" shall have the
meaning set forth in Section 2.2(a).

          "Inventory" shall have the meaning set
forth in Section 5.12(b).

          "Lease" shall have the meaning set forth in
Section 2.5(j).

          "Net Sales" shall have the meaning set
forth in Section 3.2(b).

          "Non-Competition Agreements" shall have the meaning set forth in Section 2.3.

          "Person" means any individual, corporation, partnership, joint venture, trust, association, unincorporated organization, other entity, or
Governmental Body.

          "Plans" shall have the meaning set forth in
Section 5.21(a).

          "Proprietary Rights" means all patents,
patent licenses, trademarks, tradenames, service marks, brand marks, brand names, copyrights, technologies, know-how, formulae, processes, names and likeness.

          "Purchaser" shall have the meaning set
forth in the first paragraph of this Agreement.

          "RCRA" means the Resource Conservation and Recovery Act, 42 U.S.C. 6901 et seq.

          "Recent Balance Sheet" shall have the meaning set forth in Section 5.7.
          "Related Party" means (a) the Stockholders,
(b) any individual who is a director or officer of the Company or who is an employee of the Company with aggregate compensation at an annual rate in excess of $100,000 during the most recent fiscal year or the current fiscal year, (c) any member of the family (as defined in section 267(c)(4) of the Code) of, or any individual who has the same home as, any individual
(or the spouse of any such individual) described in clause (a) or (b) of this section, or (d) any trust, estate or partnership of which an individual described in clause (a), (b) or (c) of this section is a grantor, fiduciary, beneficiary or partner.

          "Shares" shall have the meaning set forth in the first recital to this Agreement.

          "Stockholders" shall have the meaning set forth in the first paragraph of this Agreement.

          "Stones" shall have the meaning set forth in Section 2.8.

          "Subsidiary" means with respect to any
Person, any corporation of which securities having the power to elect a majority of that corporation's
Board of Directors (other than securities having that power only upon the happening of a contingency that has not occurred) are held by such Person or one or more of its Subsidiaries.

          "Taxes" means all taxes, duties, charges, fees, levies, interest, penalties, additions to tax or other assessments, including, but not limited to, income, excise, employment, withholding, property, gross receipts, ad valorem, profits, occupation, transfer, property, license, severance, stamp, premium, windfall, excess profits, environmental, capital stock, disability, unemployment, alternative or add-on minimum, estimated, sales, use, value added and franchise taxes and customs duties, imposed by any Governmental Body and any payments with respect thereto required under any tax-sharing agreement and all costs incurred in contesting or protesting any Tax or Tax assessment or prosecuting any refund claim with respect to Taxes.

          "Tax Returns" means any return, report,
election,
schedule, declaration, information return or other document (including any related or supporting information) filed or required to be filed with any Governmental Body in connection with the determination, assessment or collection of any Taxes or the administration of any laws, regulations or administrative requirements relating to any Taxes.
          2.    The Acquisition.
          2.1   Purchase and Sale.  Subject to the
terms and conditions of this Agreement, Stockholders shall sell the Shares to Purchaser and Purchaser shall purchase the Shares, free and clear of all Encumbrances, for the purchase price set forth in Sections 2 and 3.

          2.2   Purchase Price.  The aggregate
purchase price
(the "Purchase Price") for the Shares shall be the sum of (a) $5,000,000 in cash, which shall be paid by Purchaser to Stockholders at the Closing in proportion to the Stockholders' ownership of the Shares as set forth in Schedule 4.2 hereof (the
"Initial Purchase Price"); plus (b) $1,500,000 which shall be paid by Purchaser to Stockholders in accordance with Section 3.1 (the "Additional Cash
Payments"); plus (c) the contingent payments described in Section 3.2 (the "Contingent Payments").

          2.3   Non-Competition Agreements.  At the
Closing, theCompany and each of Sheldon Stone and Adam Stone will enter into a Non-Competition Agreement in the form of
Exhibit 2.3 hereto ("Non-Competition Agreements").

          2.4   Place and Time.  The closing of the
Contemplated
Transactions (the "Closing") shall take place at the offices of Bachner, Tally, Polevoy & Misher LLP, 380
Madison Avenue, New York, New York at 10:00 a.m. (New
York City time) on the date of the execution of this Agreement, or at such other place, date and time as the parties may agree in writing. The actual date on which such Closing shall occur is referred to herein as the "Closing Date".

          2.5   Deliveries by Stockholders.  At the
Closing, the
Stockholders shall deliver the following to
Purchaser:

               (a)  certificates representing the
Shares, duly endorsed for transfer to Purchaser and accompanied by any applicable stock transfer tax stamps;

               (b)  duly executed resignations, dated
the Closing Date, of all members of the Boards of Directors of the Company;

               (c)  a duly executed incumbency
certificate of Stockholders, in form reasonably satisfactory to Purchaser;

               (d)  the releases referred to in
Section 2.7 duly executed by the Stockholders;

               (e)  an opinion from Rosenthal
Schanfield, P.C., counsel to the Stockholders, dated the Closing Date, in substantially the form of
Exhibit 2.5(e);

               (f)  Certificates of the Secretary of
State of the State of Illinois with respect to the Company, and of each state in which the Company is qualified to do business as a foreign corporation as of a recent date showing the Company to be validly existing or qualified as a foreign corporation in its states of existence and qualification, as the case may be, and in good standing and that all franchise taxes required to be paid and all reports required to be filed have been duly paid and filed, and with respect to the Certificate of the Secretary of State of the State of Illinois, listing all documents filed and attaching certified copies thereof;
               (g)  a Certificate of the Secretary of
the Company, stating that (i) no document has been filed relating to or affecting the Certificate of Incorporation of the Company after the date of the Certificate of the Secretary of State of the state of its incorporation furnished pursuant to Section
2.5(f), and (ii) attached to the Certificate is a true and complete copy of the By-Laws of the Company, as in full force and effect immediately prior to the Closing Date;
               (h)  Sheldon Stone and Adam Stone
shall have executed employment agreements with the Company ("Employment Agreements") effective as of the Closing Date, in substantially the forms of Exhibit
2.5(h)(A) and (h)(B);
               (i)  Sheldon Stone and Adam Stone
shall have entered into the Non-Competition
Agreements with the Company; and
               (j)  Sheldon Stone and Gloria Stone
shall have executed an amended and restated lease
(the "Lease") relating to the Company's facility at 1151 West 40th Street, Chicago, Illinois, in substantially the form of Exhibit 2.5(j).
   2.6   Deliveries by Purchaser.  At the Closing,
Purchaser shall deliver the following to the
Stockholders:

               (a)  A certified or bank cashier's
check or wire transfer in immediately available funds to accounts to be designated by the Stockholders no later than three days prior to the Closing Date in an aggregate amount equal to the Initial Purchase Price;

               (b)  an opinion from Bachner, Tally,
Polevoy & Misher LLP, counsel to Purchaser, dated the
Closing Date, in substantially the form of Exhibit
2.6(b);

               (c)  the Lease duly executed by the
Company;

               (d)  the Employment Agreements duly
executed by the Company;

               (e)  option agreements (the "Option
Agreements") executed by the Purchaser granting
Sheldon Stone and Adam Stone options to purchase
25,000 and 10,000 shares of Purchaser's common stock, respectively, pursuant to Purchaser's 1996 Incentive
Stock Option Plan, in the form of Exhibit 2.6(e); and

               (f)  the ACP Notes.

          2.7   Release.  The Stockholders shall be
deemed, without any further action, to have released
Purchaser and the Company from all agreements, commitments, indebtedness, obligations and claims existing on or prior to the Closing Date, including such as may arise after the Closing Date, by reason of or in connection with any act, omission or state of facts taken or existing at or prior to the Closing
Date, except to the extent such agreements, commitments, indebtedness, obligations and claims arise under this Agreement, the ACP Notes, the Non-
Competition Agreements, the Employment Agreements or the Option Agreements. Each of the Stockholders (a) shall execute and deliver to the Company at the Closing a release embodying the terms of this Section in the form of Exhibit 2.7 and (b) shall not assert in any manner (including, but not limited to, by way of defense, offset or counterclaim) any matter purported to be released by the preceding sentence.
          2.8   Stockholders Agreement.  Each of
Sheldon Stone and Gloria Stone and the Stockholders (collectively, the "Stones"), hereby waive all rights under the Stockholder Agreement dated July 26, 1996 among the
Company and the Stones ("Stockholder Agreement"), and the Stones agree that effective on the date of this Agreement, the Stockholder Agreement is terminated.

          2.9   Insurance.  Effective on the date of
this Agreement, the Split Dollar Insurance Agreement dated
June 1, 1995 ("Insurance Agreement") between the
Company and Howard Feinstein, as Trustee (the
"Trustee"), of the Gloria Stone and Sheldon Stone
Irrevocable Insurance Trust Agreement shall be terminated and, on or prior to the Closing Date, the Company shall have received $40,700 in connection with such Insurance Agreement and shall be deemed, without any further action, to have released the Trustee from any claim, interest in or collateral assignment into or under the Policy of Life Insurance which is the subject of the Insurance Agreement.

          2.10  Repayment of Indebtedness.  Sheldon
Stone shall have repaid $100,000 of indebtedness owed to the Company, on or prior to the Closing Date.

          3.    Post-Closing Payments.

          3.1   Additional Cash Payments.  Purchaser
shall pay or shall cause the Company to pay to the Stockholders, on each of September 30, 1999, September
30, 2000 and September 30, 2001, $500,000 in cash.
The Additional Cash Payments shall be allocated to the Stockholders in proportion to their ownership of the Shares on the Closing Date. The Additional Cash
Payments shall be evidenced by promissory notes (the
"ACP Notes") in the form of Exhibit 3.1 hereto.

          3.2   Contingent Payments.  (a) Purchaser
shall pay or shall cause the Company to pay to the Stockholders, on each of September 30, 1999 and September 30, 2000 (each, a "Contingent Payment Date"), an amount equal to the lesser of (i) $700,000 and (ii) three and one-half percent (3.5%) of the Company's
"Net Sales" (as defined below) for the twelve month period ending on the June 30 immediately preceding the applicable Contingent Payment Date (the "Computation
Period").

          (b)   "Net Sales" shall mean gross sales of
the Company reduced by returns, credits, allowances and write-offs. In determining gross sales of the Company, there shall be included (i) all product lines sold by the Company on the date hereof; (ii) any new product lines sold by the Company subsequent to the date hereof; (iii) product lines of the Purchaser sold through distribution channels of the Company and (iv) bakeware products of the Company or the Purchaser sold through distribution channels of the Purchaser.
Net Sales for each Computation Period shall be determined in accordance with GAAP based on the Company's and the Purchaser's regularly prepared financial statements, subject only to the adjustments required in accordance with this Section 3.2(b). Net
Sales for the Computation Period ending June 30, 1999 shall be determined by utilizing the Net Sales for the period from July 1, 1998 through June 30, 1999.

          (c)   Within 45 days after the end of each
Computation Period, Purchaser shall furnish to the Stockholders a calculation setting forth in reasonable detail the calculation of Net Sales for such Computation
Period certified as accurate, to the best of the knowledge of Purchaser's chief financial officer. The
Stockholders shall be deemed to have agreed to and accepted such calculation unless no later than 20 days after the delivery of the calculation by Purchaser to the Stockholders, any of the Stockholders shall give notice to Purchaser objecting to the calculation and setting forth in reasonable detail the basis for such objection. The
Stockholders and their representatives shall be given a reasonable opportunity to review the Company's books and records to determine the accuracy of such calculation.

          (d)   If the Stockholders furnish a notice
of objection, the Stockholders and Purchaser agree to use their best efforts, in good faith, during the 30 day period following the furnishing of such notice of objection to resolve the disagreement. If the parties are unable to agree on the Net Sales for the relevant Computation Period during such 30 day period, the amount of the Net Sales shall be determined by the accounting firm of Ernst & Young in Melville, New York or, if Ernst & Young is unable to serve for any reason, an accounting firm agreed to by Purchaser and Stockholders. If Purchaser and
Stockholders are unable to agree on an accounting firm, a firm shall be selected by the New York office of the American Arbitration Association from among the 100 largest firms of independent certified public accountants in the United States (Ernst & Young, or the firm selected by either the Purchaser and Stockholders or the American Arbitration Association being hereinafter referred to as the "Accountants").
If the amount of the Net Sales is to be determined by the Accountants, (i) each party shall furnish to the Accountants such workpapers and other documents and information relating thereto as the Accountants may request and are available to that party or its Subsidiaries (or its independent public accountants) and shall be afforded the opportunity to present to the Accountants such material relating to the determination as it may wish and to discuss such determination with the Accountants, (ii) the determination by the Accountants of the amount of Net
Sales as set forth in a notice delivered to both parties by the Accountants, shall be binding and conclusive on the parties, (iii) the Accountants shall consider only those amounts or items as to which the Stockholders have objected and shall base their determination only on the information submitted to them, and (iv) Purchaser and the Stockholders shall each bear 50% of the fees of the American
Arbitration Association, if any, and the Accountants, in connection with such determination.

          (e)   The Contingent Payments pursuant to
this Section 3.2 shall be made by certified or bank cashier's check or wire transfer not later than the applicable Contingent Payment Date or, if there is a dispute concerning the amount of the Contingent
Payment that is due, within ten (10) days after such dispute is resolved. The Contingent Payments shall be allocated to the Stockholders in proportion to their ownership of the Shares immediately prior to the Closing Date.

     4.    Representations and Warranties of the
Stockholders.

          Each Stockholder, severally and not
jointly, represents and warrants to, and agrees with, Purchaser as follows:

          4.1   Stockholders; Authorization.  Such
Stockholder is of full age and has full right, power, legal capacity and authority to execute and deliver this Agreement and to perform its, his or her respective obligations hereunder.
The execution, delivery and performance of this Agreement and the performance of such Stockholder's obligations hereunder constitute valid and binding obligations of such Stockholder, enforceable against it, him or her in accordance with its terms.
          4.2    Ownership of Shares.  Such
Stockholder owns the Shares shown as held by it, him or her on Schedule 4.2 hereto, of record and beneficially, free and clear of all Encumbrances.
          4.3   No Conflict as to Stockholders.
Neither the execution and delivery of this Agreement nor the consummation of any or all of the Contemplated Transactions will (a) violate, or be in conflict with, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination of, or accelerate the performance required by, or excuse performance by any Person of any of its obligations under, or cause the acceleration of the maturity of any debt or obligation pursuant to, or result in the creation or imposition of any Encumbrance upon any property or assets of such Stockholder under, any agreement or commitment to which such Stockholder is a party or by which any of his or her respective property or assets is bound, or to which any of the property or assets of such Stockholder is subject, or (b) violate any statute or law or any judgment, decree, order, regulation or rule of any court or other Governmental
Body applicable to such Stockholder.
          5.    Representations and Warranties of the
Stockholders. The Stockholders jointly and severally, represent and warrant to, and agree with, Purchaser as follows:

          5.1   Ownership of Company Stock and
Capitalization. The delivery of certificates to Purchaser in the manner provided in Section 2.5(a) will result in Purchaser being the record beneficial owner of all of the issued and outstanding Shares, free and clear of all Encumbrances.

          5.2   Capitalization.  (a) The authorized
capital stock of the Company consists of 1,000 shares of common stock, $1.00 par value, of which 1,000 are validly issued and outstanding, fully paid and non-assessable.

               (b)  There are no outstanding options,
rights, conversion rights, agreements or commitments of any kind relating to the issuance, sale, purchase, redemption, voting or transfer of any equity securities or other securities of the Company. There are no preemptive or other similar rights with respect to any equity securities or other securities of the Company. None of the outstanding equity securities of the Company was issued in violation of the Securities Act of 1933, as amended or any state securities laws. The Stockholders have delivered to Purchaser true and complete copies of the Certificate of Incorporation and By-Laws of the Company, as currently in effect, and of any agreements referred to in this Section 5.2(b).

          5.3   Organization of Company.  The Company
is a corporation duly organized, validly existing and in good standing under the laws of the State of Illinois, with full corporate power and authority to own its properties and to engage in its business as presently conducted or contemplated, is duly qualified and in good standing as a foreign corporation under the laws of each jurisdiction in which the ownership of its property or the conduct of its business requires such qualification. Schedule
5.3 sets forth the jurisdictions in which the Company is authorized to do business. The Company has no subsidiaries, nor does it own any equity interest in, or control directly or indirectly, any other entity. The
Company is not a party to any joint venture or partnership agreement.

          5.4   No Conflict as to the Company.
Neither the execution and delivery of this Agreement nor the consummation of any or all of the Contemplated Transactions will (a) violate any provision of the Certificate of Incorporation or By-
Laws of the Company or (b) violate, or be in conflict with, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination of, or accelerate the performance required by, or excuse performance by any Person of any of its obligations under, or cause the acceleration of the maturity of any debt or obligation pursuant to, or result in the creation or imposition of any Encumbrance upon any property or assets of the Company under, any agreement or commitment to which the Company is a party or by which any of its property or assets is bound, or to which any of the property or assets of the Company is subject, or (c) violate any statute or law or any judgment, decree, order, regulation or rule of any court or other Governmental Body applicable to the Company.

          5.5   Consents and Approvals of
Governmental Authorities. No notice to, consent, approval or authorization of, or declaration, filing or registration with, any Governmental Body is required in connection with the execution, delivery and performance of this Agreement or the consummation of the Contemplated Transactions.

          5.6   Other Consents.  No consent of, or
notice to, any Person is necessary in connection with the execution, delivery and performance of this Agreement or the consummation of the Contemplated
Transactions.

          5.7   Financial Statements.  The
Stockholders have delivered to Purchaser: (a) unaudited balance sheets of the Company as at September 30 for each of the years 1996 and 1997 (the
"Balance Sheets"), and the related unaudited statements of operating results and retained earnings and cash flows for each of the fiscal years then ended, together with the report thereon of independent certified public accountants and (b) an audited balance sheet of the Company as at June 30, 1998, attached hereto as Exhibit 5.7 (the "Recent
Balance Sheet") and the related unaudited statements of income and cash flow for the nine-month period then ended, including in each case the notes thereto.
Such financial statements and notes are complete and correct and fairly present the financial condition and results of operations of the Company as at the respective dates thereof and for the periods therein referred to (subject, in the case of the interim statements, to normal year-end adjustments). The
Recent Balance Sheet has been prepared in accordance with GAAP consistently applied by the Company throughout the periods involved (except as may be indicated on the notes thereto).

          5.8   No Undisclosed Liabilities.  The
Company has no liabilities or obligations of any nature (absolute, accrued, contingent or otherwise) that were not fully reflected or reserved against in the Balance Sheets and the Recent Balance Sheet, except (i) as and to the extent disclosed in any schedule to this Agreement and (ii) for liabilities and obligations incurred in the ordinary course of business and consistent with past practice (in nature and scope) since the respective dates thereof. The reserves reflected in the Balance Sheets and the Recent Balance Sheet are adequate, appropriate and reasonable and the reserves reflected in the Recent
Balance Sheet are in
accordance with GAAP consistently applied.
          5.9   Absence of Certain Changes.  Except
as set forth in Schedule 5.9, since the date of the Recent Balance Sheet, there has not been, occurred or arisen, with respect to the Company:
               (a)  any change or amendment in the
Company's Certificate of Incorporation or By-Laws, or other governing instruments;
               (b)  any reclassification, split up or
other change in, or amendment of or modification to, the rights of the holders of any of the Company's equity securities;
               (c)  any declaration, setting aside,
or payment of any dividend or other distribution in respect of the capital stock of the Company or any direct or indirect redemption, purchase or acquisition by any person of any such stock or of any interest in or right to acquire any such stock;
               (d)  any damage, destruction or loss
adversely affecting the Company's business, assets or properties (whether or not covered by insurance);
               (e)  any incurrence or assumption of
any indebtedness for money borrowed or the guaranty of any indebtedness or other obligation by the Company (other than borrowings under the Credit
Agreement or trade payables in the ordinary course of business and consistent with past practice);
               (f)  any of the Company's property or
assets (real, personal or mixed, tangible or intangible) being subjected to any Encumbrance (other than liens in the ordinary course of business and consistent with past practice under the Credit
Agreement);
               (g)  the cancellation of any debts or
waiver of any claims or rights of value of the Company or the settlement of any action, suit, proceeding against the Company or its business or assets;
               (h)  transfer or other disposition of
any of the properties or assets of the Company
(whether tangible or intangible), except for sales of inventory in the ordinary course of business and consistent with past practice;
               (i)  any increase by the Company in
the compensation of officers or employees (including any such increase pursuant to any of the Plans) of the Company;
               (j)  the purchase of any properties or
assets, other than in the ordinary course of business and consistent with past practice;
               (k)  any capital expenditures or
additions to property, plant or equipment or the acquisition of any other property or assets (other than raw materials, supplies and inventory) at a cost in excess of $10,000 in the aggregate, by the Company;
               (l)  any payment, loan or advance made
by the Company of any amount to, or the lease by the Company of any of the properties or assets to or from, or the entering into any other agreement or arrangement with, any Related Party;
               (m)  any sale, transfer, assignment or
conveyance of any property or asset to, or the purchase or acquisition of any property or assets from, or any other transaction or commitment with, any Related Party;

               (n)  any write-off or write-down of
any assets of the Company or any determination to write-off or write-down any of its assets;

               (o)  any agreement or commitment,
whether in writing or otherwise, to do any of the foregoing.

          5.10   No Material Adverse Change.  Since
the date of the Recent Balance Sheet, there has not been any material adverse change in the Business and Condition or, to the knowledge of the Stockholders, any event, condition or contingency that could reasonably be expected to result in such a material adverse change.

          5.11      Real Property; Leases of Real
Property; Title to Properties; Encumbrances;
Condition.  (a)  The Company does not own any real
property.    Schedule 5.11(a) hereto contains a
complete and correct list of all leases of real
property to which Company is a party and of all
assignments relating thereto, all of which leases and
assignments are in full force and effect. Complete
and correct copies of each such lease and of the
assignments relating thereto have been furnished or
made available to Purchaser.  All such leases are
valid and binding, have not been amended or modified,
and upon consummation of the Contemplated
Transactions, will continue to entitle the Company to
the use and possession of the real property specified
in such leases and for the purposes for which such
real property is now being used by the Company.  The
Company is not in default nor has the Company
received written notice of default under any such
lease, and to the best knowledge of the Stockholders,
there has been no default thereunder by any third
party.

               (b)  Schedule 5.11(b) describes all
personal property or interests therein owned or leased by the Company. The Company has good and valid title to all such properties (personal and mixed, tangible and intangible) that it purports to own, including, without limitation, all the properties reflected in the Balance Sheets and the Recent Balance
Sheet as being owned by the Company (except for personal property sold since the dates of the Balance Sheets and the Recent Balance Sheet, as the case may be, in the ordinary course of business and consistent with past practice), and all the properties and assets purchased or otherwise acquired by the Company since the date of the Recent Balance Sheet, which subsequently purchased or acquired properties and assets (other than inventory and short term investments) are listed in Schedule 5.11(b).

               (c)  Except as set forth in Schedule
5.11(c), all properties and assets reflected in the Recent Balance Sheet as being owned by the Company are owned free and clear of all Encumbrances, except
(i) mortgages or security interests shown on the Balance Sheets or the Recent Balance Sheet as securing specified liabilities or obligations, with respect to which no default (or event which, with notice or lapse of time or both, would constitute a default) exists and (ii) mortgages or security interests incurred in connection with the purchase of property or assets in the ordinary course of business after the date of the Recent Balance Sheet (such mortgages and security interests being limited to the property or assets so acquired), with respect to which no default (or event which, with notice or lapse of time or both, would constitute a default) exists.

               (d)  The properties and assets of the
Company include all rights, properties and other assets necessary to permit the Company to conduct its business in all material respects in the same manner as it is conducted on, and has been conducted prior to, the date of this Agreement and the Company owns, or has the right to use, all rights, properties and other assets presently used in the conduct of such business.
               (e)  To the knowledge of the
Stockholders, the buildings, plants, structures and equipment of the Company are in good operating condition and repair and are adequate for their present and contemplated uses to which they are being, or are contemplated to be, put, and none of such buildings, plants, structures or equipment is in need of maintenance or repairs except for ordinary, routine maintenance and repairs that are not material in nature or cost. The Company has not received written notice of nor, to the knowledge of the Stockholders, has the Company been notified that it is in violation of any applicable building, zoning, anti-pollution, health or other law, ordinance or regulation in respect of its buildings, plants or structures or their operations, and, to the knowledge of Stockholders, no such violation exists.
          5.12      Accounts Receivable; Inventory.
(a) The accounts receivable of the Company reflected in the Recent Balance Sheet arose from bona fide transactions in the ordinary course of business and reflect credit terms consistent with the past practices of the Company, are valid and enforceable in accordance with their terms. The Company has not received written notice of, nor are there any known or asserted, counterclaims, refusals to pay, defenses or other rights of setoff against such accounts receivable for which reserves have not been established in the Recent Balance Sheet in accordance with GAAP.

               (b)  The raw materials, work in
process and finished goods inventory of the Company
(the "Inventory") to the extent reflected on the Recent Balance Sheet net of reserves are usable or saleable in the ordinary course of business of the Company. Such Inventory is recorded on the books of the Company at the lower of cost or market value
(First In-First Out method) or net realizable value in accordance with GAAP. The location of the Inventory is set forth on Schedule 5.12(b).

          5.13      Litigation.  Except as set forth
on Schedule 5.13 hereof, there is no action, suit, inquiry, proceeding or investigation by or before any court or Governmental Body pending or, to the knowledge of the Stockholders, threatened against or involving the Company or which questions or challenges the validity of this Agreement or any action taken or to be taken by the Company pursuant to this Agreement or in connection with the Contemplated Transactions and the Company has not received any notice of any event or occurrence which could result in any such action, suit, inquiry, proceeding or investigation nor, to the knowledge of the Stockholders, is there any valid basis for any such action, suit, inquiry, proceeding or investigation. The Company is not subject to any judgment, order or decree.

          5.14      Taxes.

               (a)  The Company has filed or caused
to be filed on a timely basis all income, sales, withholding and other material Tax Returns that are or were required to be filed by or with respect to it, either separately or as a member of a group of corporations pursuant to the laws, regulations or administrative requirements of each Governmental Body with taxing power over it or its assets. The Stockholders have delivered to the Company true, complete and correct copies of, and Schedule 5.14(a) lists, all federal and state income Tax Returns filed since June 30, 1993;

               (b)  The Company (and to the extent
the Company may be liable therefor, the Stockholders) has paid, or made provision in the Balance Sheets and the Recent Balance Sheet for the payment of all income, sales, withholding and other material Taxes that have or may have become due for all periods through the Closing Date, whether pursuant to those Tax Returns, any assessment received by the Stockholders or the Company, or otherwise, except such Taxes, if any, as are set forth in Schedule
5.14(b) and are being contested in good faith and as to which adequate reserves (determined in accordance with GAAP consistently applied) have been provided in the Recent Balance Sheet. All Tax Returns filed by the Company (and to the extent the Company may be liable therefor, the Stockholders) have been prepared in accordance with applicable law, are true, correct and complete in all material respects and reflect all Taxes required to be paid thereunder;

               (c)  The United States federal, state
and local income Tax Returns of the Company have been audited by the Internal Revenue Service or relevant state or local tax authorities or are closed by the applicable statute of limitations for all taxable years through September 30, 1993.
All deficiencies proposed as a result of such audits have been paid, reserved against, settled, or, as described in Schedule 5.14(c) are being contested in good faith by appropriate proceedings;

               (d)  Schedule 5.14(d) describes all
adjustments to the United States federal, state or local income tax returns filed by the Company or any group of corporations including the Company for all taxable years since December 31, 1993, and the resulting deficiencies proposed by the Internal
Revenue Service or other Governmental Body;

               (e)  Except as set forth in Schedule
5.14(e), neither the Stockholders nor the Company has given or been requested to give waivers or extensions
(or is or would be subject to a waiver or extension given by any other entity) of any statute of limitations relating to the payment of Taxes by the Company or for which the Company may be liable;

               (f)  The charges, accruals and
reserves with respect to Taxes on the Recent Balance
Sheet of the Company are adequate (determined in accordance with GAAP consistently applied) and are at least equal to the Company's liability for Taxes in all material respects;

               (g)  To the knowledge of the
Stockholders, there exists no proposed tax assessment against the Company (or, to the extent the Company may be liable therefor, against the Stockholders) except as disclosed in the Balance Sheets or in
Schedule 5.14(g);

               (h)  No consent to the application of
section 341(f)(2) of the Code has been filed with respect to any property or assets held or acquired or to be acquired by the Company;

               (i)  All Taxes that the Company is or
was required by law to withhold or collect have been duly withheld or collected and, to the extent required, have been paid to the proper Governmental
Body or other Person;

               (j)  There is no tax sharing agreement
that will require any payment by the Company after the date of this Agreement other than tax sharing agreements with the Company or its affiliates pursuant to this Agreement;

               (k)  The Company has never filed or
been included in a combined, consolidated or unitary
Tax Return;

               (l)  During that portion of the
consistency period (as defined in Section 338(h)(4) of the Code with respect to the sale of the Company
Common Stock to Purchaser) ending on the Closing
Date, neither the Company nor any target affiliate
(as defined in Section 338(h)(6) of the Code with respect to the sale of the Company Common Stock to Purchaser) has sold any property or assets to Purchaser or to any member of the affiliated group
(as defined in Section 338(h)(5) of the Code) that includes Purchaser, other than in the ordinary course of business of the Company or such target affiliate;

               (m)  There is no claim, audit, action,
suit, proceeding, or investigation with respect to Taxes due or claimed to be due from the Company or any Tax Return filed or required to be filed by the Company pending or, to the knowledge of the Stockholders, threatened against or with respect to the Company;

               (n)  There are no closing agreements,
requests for rulings, or technical advice, in respect of any Tax pending between the Company or any affiliate thereof and any Governmental Body;

               (o)  The Company made a valid election
to be taxed as an S Corporation under applicable provisions of the Code effective October 1, 1990, such election has never been revoked, terminated, suspended or discontinued and remains in effect. The
Company has since October 1, 1990 continuously qualified as an S Corporation under the Code, no Governmental Body has asserted or notified the Company that the Company did not so qualify and the Company will continue to so qualify and such election to be taxed as an S corporation under the Code will remain in effect at all times until the transfer of the shares to the Purchaser pursuant to this Agreement.

          5.15      Patents, Trademarks, Trade Names,
Etc. The Company owns, or is licensed or otherwise has the rights to use, all Proprietary Rights used in or necessary for the conduct of its business as heretofore conducted, and as presently contemplated to be conducted. Schedule 5.15 contains an accurate and complete description of (a) all Proprietary
Rights owned, used or proposed to be used by the Company, all applications therefor, and (b) a summary of the terms of all agreements relating to Proprietary Rights which the Company is licensed or authorized to use by others. Except as set forth in
Schedule 5.15, the Company has the sole and exclusive right to use the Proprietary Rights referred to therein, and the consummation of the Contemplated
Transactions will not alter or impair any such rights; no claims have been asserted by any Person to the use of any such Proprietary Rights or challenging or questioning the validity or effectiveness of any such licenses or agreements and there is no valid basis for any such claim; and, to the knowledge of the Stockholders, the use of such Proprietary Rights by the Company does not violate or infringe the rights of any Person. Neither the Company nor any other Person is in default under any license or other agreement relating to such Proprietary Rights, and all such licenses and agreements are valid, in full force and effect and, to the knowledge of the Stockholders, enforceable.

          5.16      Banking Relationships.  Schedule
5.16 sets forth the names and locations of all banks, trust companies, savings and loan associations and other financial institutions at which the Company maintains safe deposit boxes or accounts of any nature and the names of all persons authorized to have access thereto, draw thereon or make withdrawals therefrom.
The Stockholders have delivered to Purchaser copies of all records, including all signatures or authorization cards, pertaining to such safe deposit boxes and bank accounts.

          5.17   Contracts and Commitments.  Schedule
5.17 contains a true and complete and accurate list of each of the following contracts, agreements, understandings or other obligations (whether written or oral) to which the Company is a party or by which any of its assets or properties are bound:

               (a)  any contracts, agreements,
commitments or other obligations with officers, employees, agents, consultants, advisors, or salesmen that (i) are not cancelable by it on notice of not longer than 30 days without penalty or premium or other liabilities, or (ii) provide for the payment of any bonus or commission based on sales or earnings;

               (b)  all leases, subleases or rental
or use agreements, contracts, covenants or obligations;

               (c)  indentures, notes, loans, letters
of credit or credit agreements or other contract, agreement, commitment or other obligation with respect to indebtedness for borrowed money; any guarantee of, or contract, agreement, commitment or obligation to acquire any such indebtedness of others; and any other contract, agreement, commitment or other obligation under which the Company has any obligations or liabilities (whether absolute, accrued, contingent or otherwise) as guarantor, surety, co-signer, endorser, co-maker or indemnitor in respect of the obligation of any Person;

               (d)  security agreement, mortgage or
other contract, agreement, commitment or obligation that creates or may create any Encumbrance on any of its properties or assets;

               (e)  any outstanding agreement,
contract, commitment or obligation as to loans or advances made, or to be made, by the Company to any Person;

               (f)  any contract, agreement,
commitment or obligation to make any capital expenditures;

               (g)  contracts, agreements,
commitments or other obligations with any Person containing any provision or covenant limiting the ability of the Company to engage in any line of business or to compete with or to obtain products or services from any Person or limiting the ability of any Person to compete with or to provide products or services to, or obtain products or services from, the Company;

               (h)  any partnership, joint venture,
profit-sharing or similar contract, agreement, understanding or obligation with any Person;

               (i)  outstanding proxies, powers of
attorney, or similar delegations of authority of the Company, except for powers of attorney for the service of process on Governmental Bodies pursuant to applicable insurance or securities laws;

               (j)  contracts, agreements,
commitments or other obligations with respect to the purchase or sale by or to the Company of any product, equipment, facility, or similar item that by their respective terms do not expire or terminate or are not terminable by the Company, without penalty, premium or other liability within 30 days or may involve the payment by or to the Company of more than $5,000;

               (k)  license, royalty, franchise,
distributorship, dealer, service, sales agency, public relations or advertising contracts, agreements, commitments or other obligations;

               (l)  contracts, agreements,
commitments or other obligations to provide services or facilities by or to the Company or to or by another Person which is not terminable by the Company within 30 days without penalty, premium or other liability or involving payment by the Company or the other Person of more than $5,000, except for advertising contracts entered into in the ordinary course of business and consistent with past practice which, in the aggregate, do not require payments to be made in excess of $50,000; and

               (m)  all other contracts, agreements,
commitments, or other obligations whether or not made in the ordinary course of business which either (i) may involve the expenditure by the Company of funds in excess of $5,000 per commitment (or under a group of similar commitments), or (ii) are not terminable within 30 days from the date hereof without penalty, premium or other liability, or are otherwise material to the Company.

          5.18      Status of Agreements.  All
material contracts, agreements, commitments, obligations, plans, leases, policies and licenses whether, in writing or oral, to which the Company is a party are in full force and effect and constitute valid and binding obligations of the Company and, to the knowledge of the Stockholders, are binding on the other parties thereto; there are no existing defaults
(or events which, with notice or lapse of time or both, would constitute a default) by the Company or, to the knowledge of the Stockholders, any other party thereunder. Except as disclosed in Schedule 5.18, the Company is not a party to any contract, agreement, commitment or other obligation that was not entered into in the ordinary course of business and consistent with past practice or that, whether or not entered into in the ordinary course of business, has or may reasonably be expected to have individually or in the aggregate with any other contracts, agreements, commitments or other obligations a material adverse effect on the Business and Condition.

   5.19      Insurance.  Schedule 5.19 contains an
accurate and complete list of all policies of insurance of any kind or nature, including but not limited to, fire, liability, workmen's compensation, liability and other forms of insurance owned or held by or covering the Company, its operations or all or any portion of its property and assets. All such policies are in full force and effect, all premiums with respect thereto covering all periods up to and including the Closing Date have been paid, to the extent due prior to the Closing Date, or accrued on the Company's books, and no notice of cancellation or termination has been received with respect to any such policy.
To the knowledge of the Stockholders, such policies are sufficient for compliance with all requirements of law and of all agreements to which the Company is a party, are valid, outstanding and enforceable policies, are in such amounts and cover such risks as are customarily carried by businesses comparable to the business conducted by the Company and will not in any way be affected by, or terminate or lapse by reason of, the Contemplated Transactions. No insurance has been refused with respect to any of the operations, properties or assets of the Company, nor has the coverage of any insurance been limited, by any insurance carrier which has carried, or received any application for, any such insurance during the last three years.
          5.20      Labor Relations.  Schedule 5.20
lists the employees of the Company, including their current positions and compensation (and any increases in wage rate or compensation of which such employees have been notified). Except as set forth in Schedule
5.20, the Company is not obligated under any employment contract, nor is it a party to any union, collective bargaining or similar agreement, any profit-sharing, deferred compensation, bonus, stock option, stock ownership, stock purchase, pension, consulting, retirement, welfare or incentive plan or agreement, or any plan providing for "fringe benefits" to its employees, including but not limited to salary continuation, service awards, severance pay, welfare, medical, hospitalization, disability, life insurance and other insurance plans or related benefits with respect thereto. The Company is not liable for any severance pay or other payments on account of termination of any former employee. Except as set forth in Schedule 5.20, (a) to the knowledge of the Stockholders, the Company is in compliance with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, and Company is not nor has been engaged in any unfair labor practice, (b) there is no unfair labor practice complaint against the Company pending before the National Labor Relations Board,
(c) there is no labor strike, dispute, slowdown or stoppage actually pending or, to the knowledge of the Stockholders, threatened against or affecting the Company, (d) no representation question exists respecting the employees of the Company, (e) the Company has not experienced any strike, work stoppage or other labor difficulty, (f) the Company's relations with its employees are satisfactory, and
(g) the Company is not a party to, or subject to, a collective bargaining agreement, and no collective bargaining agreement relating to employees of the Company is currently being negotiated.

          5.21      Employee Benefit Plans.  (a)
Except as set forth in Schedule 5.21(a), the Company does not have, none of its current or former employees are covered by, and the Company has no obligation with respect to, any bonus, deferred compensation, pension, profit-sharing, retirement, insurance, stock purchase, stock option, group life insurance, hospitalization insurance, severance, vacation, sick pay or other fringe benefit plan, arrangement or practice, or any other employee benefit plan (as defined in section
3(3) of ERISA), whether formal or informal
(collectively, "Plans"). To the knowledge of the Stockholders, the Company has performed and complied with all of its obligations under or with respect to such Plans and such Plans have operated in accordance with their terms. The Company does not have any commitment, whether formal or informal and whether legally binding or not, to create any additional
Plan.

          (b)   (i) General Definitions.  For the
purposes of this Section 5.21(b), the following definitions shall apply:

                    (A)    "Employee Plan" shall mean
               each "employee benefit plan", as
               defined in Section 3(3) of ERISA, that
               is maintained, administered or
               contributed to by the Company or any
               of its Affiliates (as described below
               for purposes of this Section 5.21(b)
               or to which the Company or any of its
               Affiliates is or has been obligated to
               contribute.
                    (B)    "Affiliate" shall mean any
               other entity which, together with the
               Company, would be treated as a single
               employer under Section 414 of the
               Code.

                    (C)    "Multiemployer Plans" shall
               mean any Employee Plan that meets the
               definition of a "multiemployer plan"
               in Section 3(37) of ERISA.

                    (D)    "Title IV Plan" shall mean any
               Employee Plan that is subject to Title
               IV of ERISA.

                    (E)    "PBGC" shall mean the Pension
               Benefit Guaranty Corporation.

                    (F)    "Benefit Arrangement" shall
               mean any compensation arrangements, bonus or benefit plans, programs or other arrangements maintained by the
               Company, including without limitation,
               all arrangements, policies, plans and
               programs relating to retirement,
               disability, insurance, (including any
               self-insured arrangements), severance
               pay, supplemental unemployment
               benefits, vacation, leave of absence,
               equity participation, stock purchase,
               stock option, stock appreciation right
               or any other incentive arrangements.

               (ii) Disclosure.  Schedule 5.21(b)
hereof sets forth all Employee Plans and identifies each Employee Plan which is (A) a Multiemployer Plan,
(B) a Title IV Plan, (C) maintained in connection with any trust described in Section 501(c)(9) of the Code or (D) another type of Employee Plan.

               (iii)    Delivery of Documents and
Information. The Stockholders have heretofore delivered to Purchaser correct and complete copies of the following items:

                    (A)    the plan document for each
               Employee Plan and related trust agreement
               (and all amendments thereto), all written interpretations and communications with respect to each such Employee
               Plan, and if applicable, written
               descriptions of any oral
               communications or oral representations
               concerning such Plan;

                    (B)    the most recent annual
               report (Form 5500 including, if applicable, Schedule B thereto) prepared in connection with each Employee Plan;

                    (C)    the most recent determination
               letter from the Internal Revenue Service relating to each Employee Plan covering employees of the Company which is intended to be qualified under Section 401(a) of the Code.

               (iv) Except as specifically set forth
in Schedule 5.21(b) hereof, with respect to each Employee Plan:

       (A) No "prohibited transaction", as defined in Section 406 of ERISA or Section 4975 of the Code, has occurred, and no tax or penalty has been imposed or can reasonably be expected to be imposed under Section 502(i) of ERISA or Sections 4975(a) or (b) of the Code.
       (B)    At no time has the Company or any
trade or business which together with the Company would be treated or at any time has been treated as a single employer under Section 4001(b)(1) of ERISA or Section 414 of the Code, contributed to, maintained or been obligated to contribute to (x) any plan which is or has been subject to Title IV of ERISA, including any multiemployer plan as such term is defined under Section 3(37) of ERISA, (y) any plan which is or has been subject to Section
412 of the Code or (z) any employee stock ownership plan as such term is defined in Section 407(d)(6) of ERISA and Section 4975(e)(7) of the Code.

     (C)    Each Employee Plan that is intended to
be qualified under Section 401(a) of the Code has received a determination letter from the Internal
Revenue Service stating that such Employee Plan is a qualified plan and that each trust created under any such Employee Plan is exempt from taxation under Section 501(a) of the Code. Further, each such Plan and related trust has been materially operated in accordance with all applicable laws as of the effective date thereof, notwithstanding the actual terms of the Employee Plan documents.

     (D)    Each Employee Plan has been maintained
in compliance in all material respects with its terms and with the requirements prescribed by any and all laws, including but not limited to ERISA and the Code, that are applicable to such plans.

     (E)    No tax or penalty under any provision
of the Code or ERISA has been imposed or can reasonably be expected to be imposed as a result of actions or inactions which occurred prior to the Closing Date.

     (F)    No post-retirement medical and life
insurance benefit obligations exist with respect to employees or former employees of the Company other than obligations which exist pursuant to the health care continuation requirements under Section 601 et. seq. of ERISA and Section 4980B of the Code.

     (G)    There are no pending actions, claims
or lawsuits which either have been asserted or instituted or can reasonably be expected to be asserted or instituted against any of the Employee
Plans, the assets of any of the trusts under such Plan, the plan sponsor, the plan administrator, trustee or any other fiduciary of such Plans with respect to any aspect of such Employee Plans
(except for routine benefit claims or routine expenses).

     (H)    There are no pending or ongoing
audits, or inquiries or investigations by any governmental agency.

     (I)    All returns, reports and notices for
any Employee Plan which are required under the Code, ERISA or any other applicable law and the regulations thereunder have been timely provided to governmental agencies, employees, participants or beneficiaries.
      (J) The Company has timely made all payments and contributions due from them through the Closing Date with respect to each Employee Plan and no payments or contributions are owed by either the Stockholders or the Company with respect to any Employee Plan for all periods ending on or before the Closing Date.

         (v) Except as set forth in Schedule 5.21(b) with respect to each Employee Plan, neither the Company nor any of its Affiliates has failed to comply with any of the health care continuation coverage requirements or related notice requirements under Section 601, et. seq. of ERISA and Section 4980B of the Code.
               (vi) There is no contract, Employee Plan or Benefit
Arrangement covering any current or former employee of the Company that, individually or collectively, could give rise to the payment of any amount that would not be deductible pursuant to the terms of Section 280G of the Code.
               (vii)    Except as specifically set forth in
Schedule 5.21(b), no payment, award, bonus, severance payment or other amount under any contract, Employee Plan or Benefit
Arrangement will be triggered as a result of the events contemplated by this Agreement other than accrued vacation pay
(which shall in no event in the aggregate exceed $12,000) and distributions arising under the Roshco, Inc. Profit Sharing Plan.
               (viii)   No Employee Plan or Benefit Arrangement
has any restrictions against termination or modification, either by its terms or due to any written or oral communications by the Stockholders or any representative of the Company.
               (ix) Neither the Stockholders nor the Company have engaged in any transaction or series of transactions which, in the aggregate, would cause the notice provisions of the WARN Act to be applicable to the transactions contemplated by this Agreement.
               (x)  The Recent Balance Sheet properly and
adequately reflects any and all liabilities and obligations of the Company relating to any period ending on or prior to the Closing
Date in respect of the employees of the Company, for (a) unpaid compensation, salaries, wages, disability payments and other payroll items (including, without limitation, bonus, incentive or deferred compensation, vacation or other paid leave), (b) unpaid contributions, costs and expenses to or in respect of any Employee
Plan, and (c) severance or other termination benefits relating to, resulting from or arising in respect of any termination of employment occurring on or prior to the Closing Date.
          5.22 Compliance with Law. Schedule 5.22 is a true and complete list of each license, permit, order or approval of Governmental Bodies held or obtained by the Company or any employee of the Company which is required in connection with the business conducted by the Company immediately prior to the Closing
Date. The operations of the Company have been conducted in all material respects in accordance with all applicable laws, regulations and other requirements of all Governmental Bodies having jurisdiction over the Company, including, without limitation, all such laws, regulations and requirements relating to antitrust, consumer protection, currency exchange, equal opportunity, health, occupational safety, pension and securities matters. To the knowledge of the Stockholders, the Company has not received any notification of any asserted present or past failure to comply with any such laws, rules, regulations or licenses. The Company and each employee of the Company have all licenses, permits, orders or approvals from Governmental Bodies required for the conduct of the Company's business and, to the knowledge of the Stockholders, are not in violation of any such license, permit, order or approval. All such licenses, permits, orders and approvals are in full force and effect and, to the knowledge of the Stockholders, no suspension or cancellation thereof has been threatened.

          5.23 Environmental Protection. (a) Except as set forth in Schedule 5.23(a), to the knowledge of the Stockholders, the Company has obtained all permits, licenses and other authorizations which are required with respect to the Company under all Applicable Environmental Laws. Except as set forth in
Schedule 5.23(a), the Company is in compliance in all material respects with all terms and conditions of the required permits, licenses and authorizations, and is also in compliance in all material respects with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in any Applicable Environmental
Laws or any final plan, order, decree or judgment affecting the Company. Except as set forth in Schedule 5.23(a), there does not exist as a result of any action or inaction of the Company or, to the knowledge of the Stockholders, as a result of any action or inaction of any other person, nor has the Company received notice of, any events, conditions, circumstances, activities, practices, incidents, actions or plans which may interfere with or prevent continued compliance, or which may give rise to any common law or legal liability, or otherwise form the basis of any claim, action, suit, proceedings, hearing or investigation, based on or related to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling, or the emission, discharge, release or threatened release into the environment, of any pollutant, contaminant, or hazardous or toxic material or waste.

               (b) Except as set forth in Schedule 5.23(b), no Hazardous Material has been incorporated in, used on, stored on or under, released from, treated on, transported to or from, or disposed of by the Company on or from any property owned or leased by the Company or, to the knowledge of the Stockholders, by any other Person such that, under Applicable Environmental Laws (i) any such Hazardous Material is required to be removed, cleaned-up or remediated before the property owned or leased by the Company is altered, renovated, demolished or transferred, or (ii) the owner or lessee of the property (as applicable to the Company) is subjected to liability for the removal, clean-up or remediation of such Hazardous Material; and neither the Stockholders nor the Company has received notification from any Governmental Bodies or other third parties relating to Hazardous Material on or affecting any property owned or leased by the Company or relating to any potential or known liability under Applicable Environmental Laws arising from the ownership or leasing of any property.

          5.24  Related Party Transactions and Interests.  (a)
Except as set forth in Schedule 5.24(a) and except for normal compensation arrangements and travel, entertainment and other expense reimbursements in the ordinary course of the Company's business, (i) since the beginning of the third full fiscal year of the Company preceding the date of this Agreement there have been no transactions between the Company and any Related Party or any payment (however characterized) by the Company to any Related
Party or by any Related Party to the Company, and (ii) there is no lease, agreement or commitment between the Company and any Related
Party. As used in the preceding sentence, the term "transaction" includes, but is not limited to, any sale or other transfer of property of assets, the lease or other use of property or assets, the provision of services and the furnishing of personnel, whether or not for consideration.

               (b) Except as set forth in Schedule 5.24(b), (i) no Related Party has any material interest in any property, real or personal, tangible or intangible, including, without limitation, any Proprietary Rights, used in or pertaining to the business of the Company, (ii) no Related Party is indebted to the Company and (iii) the Company is not indebted to any Related
Party.

               (c) Except as set forth in Schedule 5.24(c), no Related Party owns any direct or indirect interest of any kind in, or controls or is a director, officer, employee or partner of, or consultant to, or lender to or borrower from, or has the right to participate in the profits of, any person, firm or corporation which is (i) a competitor, supplier, customer, landlord, tenant, creditor or debtor of the Company, (ii) engaged in a business related to the business of the Company or (iii) participating in any transaction to which the Company is a party (other than as a stockholder of a corporation listed on a national securities exchange or whose stock is actively traded in the over-the-counter market).

          5.25 No Brokers or Finders. Neither the Stockholders nor the Company or any of its officers, directors or employees, has employed any broker or finder or incurred any liability for any brokerage or finder's fees or commissions or similar payments in connection with any of the Contemplated Transactions.

          5.26 Books and Records. The financial records and books of account of the Company, all of which have been or will be made available to Purchaser, have been maintained in the ordinary course of business, in accordance with sound business practices and reflect the transactions entered into by the Company. The minute books, stock record books and other records of the Company have been maintained in the ordinary course of the Company's business.

          5.27 Absence of Certain Commercial Practices. Neither the Company nor, to the knowledge of the Stockholders, any director, officer, agent, employee or other Person acting on behalf of the Company, has (a) given or agreed to give any gift or similar benefit of more than nominal value to any customer, supplier, or governmental employee or official or any other Person who is or may be in a position to help or hinder the Company in connection with any proposed transaction, which gift or similar benefit, if not given in the past, might have materially and adversely affected the business or prospects of the Company, or which, if not continued in the future, might materially and adversely affect the business of the Company after the Closing
Date, or (b) used any corporate or other funds for unlawful contributions, payments, gifts, or entertainment, or made any unlawful expenditures relating to political activity to government officials or others or established or maintained any unlawful or unrecorded funds in violation of Section 30A of the Securities
Exchange Act of 1934, as amended.

          5.28 Major Customers. Schedule 5.28 contains a list of the 25 largest customers, including distributors, of the Company since October 1, 1995 (determined on the basis of the total dollar amount of net sales) showing the total dollar amount of net sales to each such customer during each such year. The Stockholders have no knowledge or notice of any facts indicating that any of the top 25 customers listed on Schedule 5.28 will not continue to be customers of the business of the Company after the Closing.
          5.29  Product Warranty and Product Liability.  Schedule
5.29 contains a true, correct and complete copy of the Company's standard warranty or warranties for sales of Products (as defined below) and, except as stated therein, there are no warranties, commitments or obligations with respect to the return, repair or replacement of Products. There are no defects in design, construction or manufacture of Products which would create an unusual risk of injury to persons or property other than those implicit in the Products. None of the Products has been the subject of any replacement, field fix, retrofit, modification or recall campaign by the Company. To the knowledge of the Stockholders, the Products have been designed and manufactured so as to meet and comply with all governmental standards and specifications currently in effect. To the knowledge of the Stockholders, the Products have received all governmental approvals necessary to allow their sale and use. As used in this
Section 5.29, the term "Products" means any and all products manufactured, distributed or sold by the Company since June 30, 1993.
          5.30 Disclosure. No representations or warranties by the Stockholders in this Agreement and no statement contained in any schedules, exhibits or certificates furnished or to be furnished to the Purchaser or any of its representatives pursuant to the provisions hereof, contains or will contain any untrue statement of material fact or omits or will omit to state any material fact necessary, in light of the circumstances under which it was made, in order to make the statements herein or therein not misleading. Documents delivered or to be delivered to Purchaser pursuant to this Agreement are or will be true and complete copies of what they purport to be.
          6.    Representations and Warranties of Purchaser.
          Purchaser represents and warrants to, and agrees with, the Stockholders as follows:
          6.1   Organization of Purchaser; Authorization.
Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware with full corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder. The execution, delivery and performance of this Agreement have been duly authorized by all necessary corporate action of Purchaser and this Agreement constitutes a valid and binding obligation of Purchaser, enforceable against it in accordance with its terms.

          6.2 No Conflict as to Purchaser. Neither the execution and delivery of this Agreement nor the performance of Purchaser's obligations hereunder will (a) violate any provision of the Certificate of Incorporation or By-Laws (or other governing instrument) of Purchaser, (b) violate, be in conflict with, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under any agreement or commitment to which Purchaser is party or (c) violate any statute or law or any judgment, decree, order, regulation or rule of any court or other Governmental Body applicable to Purchaser.
          6.3 Acquisition of Shares For Investment. Purchaser is acquiring the Shares for its own account for investment and not with a view to the distribution thereof.

          6.4 No Brokers or Finders. Neither Purchaser nor any of its officers, directors or employees, has employed any broker or finder or incurred any liability for any brokerage or finder's fees or commissions or similar payments in connection with any of the Contemplated Transactions.

          6.5   Consents and Approvals of Governmental
Authorities. No notice to, consent, approval or authorization of, or declaration, filing or registration with, any Governmental Body is required in connection with the execution, delivery and performance of this Agreement by Purchaser or the consummation of the Contemplated Transactions by Purchaser.

          6.6 Other Consents. No consent of, or notice to, any Person is necessary in connection with the execution, delivery and performance of this Agreement or the consummation of the Contemplated Transactions by Purchaser.

          6.7 Litigation. There is no action, suit, inquiry, proceeding or investigation by or before any court or Governmental
Body pending or, to the knowledge of the Purchaser, threatened which questions or challenges the validity of this Agreement or any action taken or to be taken by Purchaser pursuant to this Agreement or in connection with the Contemplated Transactions.

          7.    Post-Closing Covenants of Stockholders and
Purchaser.

          7.1   Access Following Closing.  Following the Closing
Date, (a) the Stockholders shall give the Company and its authorized representatives, (i) access to their books and records
(and permit Purchaser to make copies thereof) to the extent relating to the Company, as Purchaser may reasonably request and
(ii) assistance with the audit of the financial statements of the Company, any proceedings relating to Tax Returns or any investigations by Governmental Bodies, to the extent relating to periods prior to the Closing Date, as Purchaser may reasonably request.

               (b)  Following the Closing Date, Purchaser shall
cause the Company to give the Stockholders and their authorized representatives, access to its books and records (and permit the
Stockholders to make copies thereof) to the extent relating to periods prior to the Closing Date as the Stockholders may
reasonably request for purposes of preparing Tax Returns and conducting proceedings relating to Taxes.
          7.2    Tax Matters.
               (a)   (i)    On or prior to the Closing Date, the
Stockholders shall have caused the Company to prepare and file on a timely basis all Tax Returns required to be filed by it and which are due on or prior to the Closing Date, and the
Stockholders shall pay or cause the Company to pay all Taxes due with respect to such Tax Returns.
               (ii) The Purchaser shall permit the Stockholders
and the Stones to, and the Stockholders and the Stones shall, direct and supervise the Company in preparing and timely filing its Federal Income Tax Return for the "S short year" as defined in
Code Section 1362(e)(1)(A) and created as a result of the Closing hereunder, and any equivalent Tax Returns required under state or local law for Tax periods which end on or before the Closing Date but which are due thereafter.  However, the preparation of such
Tax Returns shall be on the basis described in the third sentence of Section 7.2(a)(iii) hereof and to the extent that any aspect of any such Tax Returns may affect any Tax liability of the Company or Purchaser in a Tax period ending at any time after the Closing
Date, shall be subject to the approval of Purchaser, which shall not be unreasonably withheld; provided, however, that all aspects of such Tax Returns which relate to any election made by
Purchaser, Stockholders or the Company under Code Section 338, including the reporting of the deemed sale of the Company's assets and the deemed liquidation of the Company described in Treasury
Regulations Section 1.338(h)(iv)(e), shall be exclusively
supervised and controlled by Purchaser.
Purchaser, the Company and their accountants shall be entitled to participate in the preparation of such Tax Returns and shall be kept fully informed with respect thereto by the Stockholders.  If any such completed draft Tax Return is not furnished to Purchaser by the Stockholders or the Stones at least forty-five (45) days prior to the due date thereof, and such delay is not due to the fault of the Purchaser or the Company, or if any dispute between
Purchaser and the Stockholders with respect to such Tax Returns cannot be resolved within fifteen (15) days prior to the due date thereof, such Tax Returns shall be timely filed in the form
prepared or proposed by Purchaser, as the case may be, and any dispute shall be resolved as provided in Section 7.2(b) hereof.
Stockholders or Stones shall at the time such Tax Returns are filed pay to Purchaser all Taxes due with respect to such Tax
Returns to the extent such Taxes exceed the reserve for Taxes
(excluding any deferred Taxes or the contingent Tax reserve)
accrued in the Recent Balance Sheet, which payment obligation shall not be subject to Section 8.5 hereof.

               (iii) Except as provided in Section 7.2(a)(ii) above, Purchaser shall cause the Company to prepare and file its Tax Returns due after the Closing Date, including any Tax Returns due for the Company's "C short year", as defined in Section
1362(e)(1)(B) of the Code, and created as a result of the Closing hereunder, and any equivalent Tax Returns required under state or local law. Copies of any such federal or state income Tax Returns for periods which include the Closing Date, but which are due thereafter, shall be furnished to the Stockholders by the Company at least 30 days prior to the filing thereof and shall be subject to the approval of the Stockholders, which shall not be unreasonably withheld. Any such Tax Returns for periods which include the Closing Date but which are due thereafter shall be prepared in a manner that, to the extent consistent with applicable laws and regulations and with any election made under Code Section 338 pursuant to Section 7.2(g) hereof is consistent with the positions taken and accounting methods employed by the Company, provided that the Stockholders advise Purchaser of such positions and methods, in the preparation of similar Tax Returns for prior periods and minimize the Taxes payable by the Company and/or the Stockholders (to the extent consistent with applicable law and without (in Purchaser's reasonable judgment) risking imposition of a penalty). All Tax Returns required to be furnished to Stockholders hereunder shall be filed in the form delivered to the Stockholders, unless the Stockholders, within 15 days after their receipt of that Tax Return, give notice to Purchaser of their objection to that Tax Return and setting forth in reasonable detail the basis for that objection. If a Stockholder gives such a notice with respect to a Tax Return, that Tax Return shall be filed in the form proposed by Purchaser, and the dispute shall be resolved as provided in Section 7.2(b) hereof.

               (b) If Purchaser and the Stockholders, after good faith negotiations, are unable to reach agreement prior to the filing date of any Tax Return, with respect to which their mutual consent or agreement under this Agreement is required, then such Tax Return shall be filed as proposed by Purchaser and after such filing, the dispute shall be referred to an accounting firm selected as described in Section 3.2(d) hereof, whose determination shall be final; except that the accounting firm selected must be mutually agreed upon by Purchaser and the Stockholders and in the absence of such agreement shall be selected by the American Arbitration Association in the manner set forth in said Section 3.2(d) hereof. In the event that such accounting firm determines that the disputed amount of such Taxes, or any portion thereof, should not have been included with such Tax Return, Purchaser shall cause the Company to take all necessary steps, including, without limitation, preparing an amendment to such Tax Return or a request for a refund of Taxes paid thereunder, in order to enable the Stockholders to receive a refund of such disputed amount (or portion thereof) or, at its option, shall reimburse Stockholders for any tax paid by them as a result of such disputed amount. The fees and expenses of such accounting firm shall be paid by the Stockholders and Purchaser or the Company as follows: (i) the Stockholders shall pay that portion of the fees and expenses which is equal to the product obtained by multiplying (A) such fees and expenses by (B) a fraction, the numerator of which is the portion of the disputed amount that such accounting firm determines should have been included with the Tax Return and the denominator of which is the disputed amount; and (ii) Purchaser or the Company shall pay the balance, if any, of the fees and expenses of such accounting firm.

               (c)  The Stockholders agree to assist in and
execute, to the extent required, any Tax Returns required to be filed by Purchaser or the Company in connection with the Contemplated Transactions on or after the Closing Date, including without limitation, Tax Returns related to any State or local taxes payable as a result of the Contemplated Transactions.

               (d) The Stockholders agree to join in making any elections permitted under the Code or other applicable tax statute so that the Company's income for its S short year, C short year or equivalent short period under state or local tax statutes shall be computed on the basis of a closing of the Company's books as of the end of each such short year or other short period. All Tax liabilities of the Company for Tax periods which include the Closing Date shall be allocated between the period ending on the Closing Date, and the period thereafter, on the same basis.

               (e) Subject to Section 8.5, the Stones shall be responsible for, and shall pay on a timely basis, and shall indemnify the Purchaser and the Company from and against, all Tax liabilities of the Company for all periods ending on or prior to the Closing Date, including, without limitation, the Company's short year described in Section 7.2(a)(ii) hereof, and Tax liabilities allocated to the period ending on or prior to the Closing Date (as provided in Section 7.2(d) hereof) for Tax periods which include, but do not end on, the Closing Date, to the extent such liabilities exceed the amount of the reserve for Taxes
(excluding any deferred Taxes or the contingent Tax reserve) accrued on the Recent Balance Sheet; provided, however, that any income Tax liabilities for all periods ending on or prior to the Closing Date or so allocated to periods ending on or prior to the Closing Date shall not be subject to Section 8.5. Without limiting the generality of the foregoing, the Stones shall also pay, and indemnify and hold the Purchaser and the Company harmless from and against, any and all Tax liabilities whenever incurred, due or payable, arising from or attributable to the consummation of the Contemplated Transactions or the payment of any amount
(including the Purchase Price) to the Stockholders and the Company pursuant to this Agreement or any related document or agreement.

               (f) Each of the Stockholders and the Company shall provide the other parties with such assistance as may reasonably be requested by any of them in connection with the preparation of any Tax Return or any Tax contest and each will retain and provide the others with any records or information which may be relevant to any such Tax Return or Tax contest.

               (g) Notwithstanding anything in this Agreement to the contrary, in the event that Purchaser (or any successor) makes or is deemed to have made an election under Section 338 of the Code (or any comparable provision of state or local law) to treat the acquisition of Company Common Stock hereunder as an acquisition of the assets of the Company, then, at the request of the Purchaser, the Stockholders shall join in a Code
Section 338(h)(10) election with respect to the acquisition of the Company's Common Stock hereunder. Specifically, Stockholders agree to join with Purchaser at its request in making a timely joint election pursuant to Section 338(h)(10) of the Code, Treasury Regulation 1.338(h)(10) promulgated thereunder and the rules provided under Code Sections 338(a) and 338(g) (a "Section
338(h)(10) Election") and to execute and cooperate with Purchaser in filing Internal Revenue Service Form 8023 (or any successor form) and any other required forms or documents in each case in the form prepared by Purchaser in connection with the purchase and sale of the Shares. Stockholders agree at the request of Purchaser to make elections similar to the Section 338(h)(10)
Election as in effect under any applicable state or local Tax law, in each case with respect to the acquisition of the Shares, including, if no Section 338(h)(10) Election may be made under applicable state or local Tax law, the election under Section
338(g) of the Code. Notwithstanding anything in this Agreement to the contrary, the Company and Purchaser shall be jointly and severally responsible and liable for and shall pay to the Stockholders or as the Stockholders direct, ten (10) days prior to the date when due and payable, and agree to and shall, indemnify
Stockholders from and against, any and all Federal, state and local income Taxes associated with, or resulting or arising from and/or attributable to any election made pursuant to this Section
7.2(g) after taking into account the deemed asset sale and the deemed liquidation by the Company pursuant to the Section
338(h)(10) Election, to the extent they exceed in the aggregate the aggregate Taxes which would have been payable by Stockholders in connection with the sale to Purchaser of the Shares and the other Contemplated Transactions in the absence of such election
(the "Additional Section 338 Taxes"), but only to the extent that any such additional Tax liability is not attributable to misrepresentation or breach of warranty or covenant made by the Stockholders under this Agreement or in connection with the Contemplated Transactions or failure of Stockholders to perform their obligations hereunder. Any dispute as to the amount of the Additional Section 338 Taxes shall be resolved by the Accountants pursuant to Section 3.2(d) hereof.

          (h) Purchaser and Stockholders agree to allocate the Purchase Price as required by Section 338(h)(10) of the Code and the regulations thereunder. In furtherance thereof, the parties agree to allocate the Purchase Price among the classes of the Company's assets (and to file any Tax forms when required by applicable law) substantially in accordance with Schedule 7.2(h) hereof modified to reflect facts and circumstances arising as of the Closing Date.
          (i) Purchaser, with the cooperation of Stockholders, shall prepare such forms as are necessary to make all applicable
Section 338(h)(10) Elections and any other forms or schedules that are referred to in Sections 7.2(g) or (h) hereof and all portions of any corporate Tax Returns of the Company which report the deemed sale of the Company's assets under Section 338(h)(10) of the Code (including any portions which report gain subject to the tax imposed by Section 1374 of the Code) and any equivalent returns under state or local law. The Stockholders shall execute such forms as necessary and shall not take positions on their personal Tax Returns which are inconsistent with the positions taken by Purchaser on the Tax Returns or portions thereof prepared by Purchaser relating to any Section 338(h)(10) Election or any equivalent election under state or local law.
          7.3   ERISA.  (a) The Stockholders shall have caused the
Company to, and the Company shall, terminate the Roshco, Inc.
Profit Sharing Plan (the "Plan") prior to the Closing Date and shall take all actions necessary to effectuate such termination.
               (b)  The Stockholders shall cooperate with
Purchaser in taking all necessary actions as Purchaser shall deem necessary or desirable to obtain, as soon as practicable after the Closing Date, a determination letter from the Internal Revenue
Service with respect to tax-qualified status of the Plan in connection with its termination. The Stockholders shall select those individuals or entities whom it decides are appropriate in obtaining this determination letter, which selection shall be subject to approval by Purchaser, which will not be unreasonably denied.
               (c) The Stockholders shall reimburse Purchaser for all reasonable fees, amounts and expenses paid or incurred by Purchaser in connection with (i) the administration, operation, termination and liquidation of the Plan as a tax-qualified plan, including, but not limited to, any actions deemed necessary by counsel to Purchaser to maintain the Plan as a tax-qualified plan
(e.g., utilization of the Internal Revenue Service's Employee
Plans Compliance Resolution System), (ii) requesting and obtaining a determination letter from the Internal Revenue Service regarding the tax-qualified status of the Plan in connection with its termination (including, but not limited to, any actions deemed necessary by counsel to Purchaser in order to obtain such a determination letter) and (iii) the liquidation of the Plan and related trust following the receipt of such a determination letter.
          7.4. The Guarantee. Purchaser agrees to use its reasonable commercial efforts to procure the release of Sheldon
Stone from the Guarantee dated November 5, 1996 (the "Guarantee") in favor of The First National Bank of Chicago within 30 days of the Closing Date. The Stockholders shall give Purchaser such assistance and execute such documentation as Purchaser may reasonably request in procuring the release of the Guarantee. It is understood and agreed that responsibility for the discharge of any mortgage, security agreement or other document securing the Guarantee, including, without limitation, the preparation and recording or filing of any necessary documentation and the payment of any fees and expenses in connection therewith, shall be for the account of the Stockholders.

          8.    Survival of Representations and Warranties;
Indemnification.

          8.1 Indemnification by the Stones. The Stones shall jointly and severally indemnify and hold harmless Purchaser, and shall reimburse Purchaser for, any loss, liability, claim, damage, expense (including, but not limited to, costs of investigation and defense and reasonable attorneys' fees) (collectively, "Damages"), arising from or in connection with (a) any inaccuracy in any of the representations and warranties of the Stockholders in this Agreement or in any certificate delivered by the Stockholders pursuant to this Agreement, or any actions, omissions or statements of facts inconsistent with any such representation or warranty, (b) any failure by the Stockholders to perform or comply with any agreement in this Agreement, (c) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by any such Person with the Stockholders (or any Person acting on their behalf) in connection with any of the Contemplated
Transactions, (d) Taxes attributable to any transaction or event occurring on or prior to the Closing to the extent such liabilities exceed the amount of the reserve for Taxes accrued on the Recent Balance Sheet, (e) any claims made against the Company or Purchaser based upon or relating to benefits due, but unpaid, under the Employee Plans, or any fees, amounts or expenses which the Stockholders are required to reimburse Purchaser pursuant to
Section 7.3(d) or (f) any claims made against the Company in connection with item 1 set forth on Schedule 5.13 hereto.

          8.2 Indemnification by Purchaser. Purchaser shall indemnify and hold harmless Stockholders, and shall reimburse
Stockholders for, any Damages arising from or in connection with
(a) any inaccuracy in any of the representations and warranties of Purchaser in this Agreement or in any certificate delivered by Purchaser pursuant to this Agreement, or any actions, omissions or statements of facts inconsistent with any such representation or warranty, (b) any failure by Purchaser to perform or comply with any agreement in this Agreement, (c) any claim by any Person for brokerage or finder's fees or commissions or similar payments based upon any agreement or understanding alleged to have been made by such Person with Purchaser (or any Person acting on its behalf) in connection with any of the Contemplated Transactions or
(d) obligations of Sheldon Stone in connection with the Guarantee.

          8.3 Survival. All representations, warranties, covenants and agreements of the Stones and Purchaser contained in this Agreement or in any certificate delivered pursuant to this Agreement shall survive the Closing for the time period set forth in Section 8.4 notwithstanding any investigation conducted with respect thereto.

          8.4 Time Limitations. The Stones shall have no liability (for indemnification or otherwise) with respect to any representation or warranty, or agreement to be performed and complied with prior to the Closing Date, other than those set forth in Sections 4.1, 4.2, 5.1, 5.2, 5.14, 5.21, 5.23 and 7.2,
unless on or before the eighteen month anniversary of the Closing
Date, the Stones are given notice asserting a claim with respect thereto and specifying the factual basis of that claim in reasonable detail to the extent then known by Purchaser; a claim with respect to Sections 4.1, 4.2, 5.1, 5.2, 5.14, 5.21, 5.23 and
7.2 may be made at any time until expiration of 30 days following the expiration of the applicable statute of limitations. Purchaser shall have no liability (for indemnification or otherwise) with respect to any representation or warranty, or agreement to be performed and complied with prior to the Closing Date, unless on or before the eighteen month anniversary of the Closing Date, Purchaser is given notice of a claim with respect thereto and specifying the factual basis of that claim in reasonable detail to the extent then known by the Stockholders. However, the provisions of this Section 8.4 shall not apply to any liability resulting from any intentional misrepresentation, wilful neglect, fraud or intentional failure to perform or comply with any agreement.

          8.5   Limitations as to Amount -- Stones.  (a)  The
Stones shall have no liability (for indemnification or otherwise) with respect to the matters described in clause (a) or (b) of
Section 8.1 until the total of all Damages with respect thereto exceeds $75,000, and then only for the amount by which such Damages exceed $75,000, and the Stones shall have no liability
(for indemnification or otherwise) with respect to matters described in clause (f) of Section 8.1 until the total of all Damages with respect thereto exceeds $20,000, and then only for one-half of the amount by which such Damages exceed $20,000; (b) the Stones' aggregate liability (for indemnification or otherwise) pursuant to Section 8.1, shall not exceed the Purchase Price, provided that this Section 8.5 shall not apply to any Damages resulting from any intentional misrepresentation or breach of warranty or any intentional failure to perform or comply with any agreement or covenant, in which case the Stones shall be liable for all Damages with respect thereto and the limitations set forth in this Section 8.5 shall not apply.

           8.6   Limitations as to Amount -- Purchaser.
Purchaser's aggregate liability (for indemnification or otherwise) pursuant to Section 8.2 shall not exceed the sum of the Purchase
Price, the additional 338 Taxes and any Damages incurred by Sheldon Stone by reason of Purchaser's failure to cause the Guarantee to be released pursuant to Section 7.4, provided that this Section 8.6 shall not apply to any Damages resulting from any intentional misrepresentation or breach of warranty or any intentional failure to perform or comply with any agreement or covenant, in which case Purchaser shall be liable for all Damages with respect thereto.

          8.7 Procedure for Indemnification. Promptly after receipt by an indemnified party under Section 8.1 or 8.2 of notice of the commencement of any action for which indemnification is available under Section 8.1 or 8.2, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party under such section, give notice to the indemnifying party of the commencement thereof, but the failure so to notify the indemnifying party shall not relieve it of any liability that it may have to any indemnified party except to the extent the indemnifying party demonstrates that the defense of such action is prejudiced thereby. In case any such action shall be brought against an indemnified party and it shall give notice to the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it shall wish, to assume the defense thereof with counsel satisfactory to such indemnified party and, after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party under such section for any fees of other counsel or any other expenses, in each case subsequently incurred by such indemnified party in connection with the defense thereof, other than reasonable costs of investigation and costs and expenses of legal counsel, if the indemnified party and the indemnifying party are both parties to the action and the indemnified party has been advised by counsel that there may be one or more defenses available to it and not available to the indemnifying party. If an indemnifying party assumes the defense of such an action: (a) no compromise or settlement thereof may be effected by the indemnifying party without the indemnified party's consent (which subject to clause (c) below shall not be unreasonably withheld) unless (i) there is no finding or admission of any violation of law or any violation of the rights of any Person and no effect on any other claims that may be made against the indemnified party and (ii) the sole relief provided is monetary damages that are paid in full by the indemnifying party;
(b) the indemnifying party shall have no liability with respect to any compromise or settlement thereof effected without its consent
(which shall not be unreasonably withheld); and (c) with respect to Tax claims for which the Stockholders are or may be liable to Purchaser or the Company, if the proposed settlement may affect the Tax liability of the Company or Purchaser for periods ending after the Closing Date, the Purchaser's consent to such proposed settlement may not be unreasonably withheld. If notice is given to an indemnifying party of the commencement of any action and it does not, within ten days after the indemnified party's notice is given, give notice to the indemnified party of its election to assume the defense thereof, the indemnifying party shall be bound by any determination made in such action or any compromise or settlement thereof effected by the indemnified party.
Notwithstanding the foregoing, if an indemnified party determines in good faith that there is a reasonable probability that an action may adversely affect it or its affiliates other than as a result of monetary damages, such indemnified party may, by notice to the indemnifying party, assume the exclusive right to defend, compromise or settle such action, but the indemnifying party shall not be bound by any determination of an action so defended or any compromise or settlement thereof effected without its consent (which shall not be unreasonably withheld). An indemnified party may make payment of any Taxes at the time the same is due and payable, whether or not a proceeding relating thereto has been commenced, and such payment shall not affect its right to indemnification hereunder.

          9.    Miscellaneous.
          9.1   Notices.  All notices, consents and other
communications under this Agreement shall be in writing and shall be deemed to have been duly given when (a) delivered by hand, (b)
sent by telex or telecopier (with receipt confirmed), provided that a copy is mailed by registered mail, return receipt
requested, or (c) when received by the addressee, if sent by
Express Mail, Federal Express or other express delivery service
(receipt requested), in each case to the appropriate addresses, telex numbers and telecopier numbers set forth below (or to such other addresses, telex numbers and telecopier numbers as a party may designate as to itself by notice to the other parties):
               (a)  If to Purchaser:
                    Lifetime Hoan Corporation
                    One Merrick Avenue Westbury, NY
                    11590
Telecopier No.:  (516) 683-6006 Attention:  Milton
L. Cohen

               with a copy to:

                    Bachner, Tally, Polevoy & Misher LLP
                    380 Madison Avenue
                    New York, New York  10022
                    Telecopier No.:  (212)
                    682-5729 Attention:
                    Alison S. Newman, Esq.

               (b)  If to the Stockholders or
the Stones:

                    161 East Chicago Avenue
                    Chicago, Illinois 60611 Attention:  Sheldon
                    Stone

               with, in each case, a copy to:

                    Rosenthal Schanfield, P.C.
                    55 East Monroe Street, 46th Floor Chicago,
                    Illinois  60603 Telecopier No.:  (312) 236-
                    7274
Attention:  David M. Alin, Esq. and Joel C.
Levin, Esq.

          9.2 Expenses. Each party shall bear its own expenses incident to the preparation, negotiation, execution and delivery of this Agreement and the performance of its obligations hereunder including attorneys', accountants' and other advisors' fees and expenses and the fees and expenses of any broker, finder or agent retained by such party in connection with the transactions contemplated hereby.

          9.3    Setoff.  In addition to the indemnity provided in
Section 8.1 hereof, Purchaser shall have the right, in its discretion, to the extent that the Stones have not otherwise satisfied in full their obligations pursuant to Section 8.1 to set off and apply against: (i) any payments due pursuant to Section
2.2 of this Agreement, including the Additional Cash Payments under the ACP Notes and the Contingent Payments and any payment due pursuant to Section 3.3, an amount equal to the amount of any Damages claimed to be owed by the Stones to Purchaser or the Company, for which Damages the Stones are obligated to indemnify
Purchaser or the Company pursuant to Section 8.1; provided, however, Purchaser shall not be entitled to effect such setoff unless and until the Damages exceed the amount set forth in
Section 8.5 hereof, in which event the amount of such set off may be applied against the aggregate amount of such Damages. The amount of such set off shall be equal to the amount of such Damages as determined in a final, nonappealable judgment or determination of a court or other tribunal, agency, authority or body of competent jurisdiction; provided, however, that if a competent court has not rendered a final judgment as to the amount of Damages prior to a date on which Purchaser or the Company is required to make a payment to the Stockholders pursuant to this Agreement, Purchaser shall estimate in good faith the amount of Damages to be set off against such payment. The amount of estimated Damages shall, in the sole discretion of Purchaser, be placed into escrow with an independent escrow agent pursuant to a customary escrow agreement. In the event that the amount of Damages, as determined by a competent court in a final judgment, exceeds the amount of estimated Damages, the Stones shall remain obligated to indemnify the Company for such excess in accordance with Section 8.1. In the event that the amount of estimated
Damages exceeds the amount of Damages, as determined by a competent court in a final judgment, Purchaser shall cause the escrow agent to pay to the Stockholders, as soon as practicable after such final judgment, an amount equal to such excess, and Purchaser shall be entitled to receive any remaining amounts held in escrow. Any interest actually earned on the amount held in escrow shall be distributed to Purchaser and/or the Company and the Stockholders, in proportion to the amounts Purchaser and/or the Company and the Stockholders are entitled to receive upon the distribution of the escrow account.
          9.4 Specific Performance. The parties acknowledge that the subject matter of this Agreement (i.e., the business and assets of the Company) is unique and that no adequate remedy of law would be available for breach of this Agreement.
Accordingly, each party agrees that the other parties will be entitled to an appropriate decree of specific performance or other equitable remedies to enforce this Agreement (without any bond or other security being required) and each party waives the defense in any action or proceeding brought to enforce this Agreement that there exists an adequate remedy at law.

          9.5 Captions. The captions in this Agreement are for convenience of reference only and shall not be given any effect in the interpretation of this Agreement.

          9.6 No Waiver. The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

          9.7 Exclusive Agreement; Amendment. This Agreement supersedes all prior agreements among the parties with respect to its subject matter (including, but not limited to, the letter of intent dated June 18, 1998), is intended (with the documents referred to herein) as a complete and exclusive statement of the terms of the agreement among the parties with respect thereto and cannot be changed or terminated except by a written instrument executed by the party or parties against whom enforcement thereof is sought.

          9.8   Knowledge Defined.  As used in this Agreement,
"knowledge of the Stockholders" or "best knowledge of the Stockholders" means the actual knowledge of each of the Stockholders, in each case after review of each such person's own files and inquiry of those employees and advisors of the Company who the Stockholders would reasonably expect to have knowledge of the specific matter at issue.

          9.9 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be considered an original, but all of which together shall constitute the same instrument.

          9.10 Governing Law. This Agreement and (unless otherwise provided) all amendments hereof and waivers and consents hereunder shall be governed by the internal law of the State of New York, without regard to the conflicts of law principles thereof.

          9.11. Successors and Assigns. Except as otherwise specifically provided herein, this Agreement and all of its provisions are and shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, personal representatives, successors, and assigns, except that neither party may assign its rights or obligations hereunder without the prior written approval of the other party having first been obtained.
          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

                            STOCKHOLDERS:
                            Sheldon Stone as Trustee under
                            Declaration of Trust dated January 4, 1996

                            By:
                            Sheldon Stone, Trustee
                            Gloria Stone as Trustee under
                            Declaration of Trust dated January 4, 1996


                            By:
                            Gloria Stone, Trustee


                            Adam Stone


                            Lisa Stone


                            Sheldon Stone


                            Gloria Stone



                            LIFETIME HOAN CORPORATION


                            By:
                            Milton Cohen
                            Chairman and President

                            The Company agrees to be bound by
                            the indemnity provisions of
                            Section 7.2(g) hereof.

                            ROSHCO, INC.

                            By:
                            Sheldon Stone
                            President



