Form 10-K
period 1998-12-31
LIFETIME HOAN CORP
filed 1999-04-01
CIK 874396

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [No Fee Required]
       For the fiscal year ended December 31, 1998
                           or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
 [No Fee Required]

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

    The aggregate market value of 6,435,000 shares of the
    voting stock held by non-affiliates of the registrant
    as   of   February   28,   1999   was   approximately
    $65,154,000.   Directors,  executive  officers,   and
    trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.

    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 1999 was 12,588,264.

           DOCUMENTS INCORPORATED BY REFERENCE
    See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities & Exchange Act of 1934 and the
    Exhibit Index hereto.


                LIFETIME HOAN CORPORATION

                        FORM 10-K

                    TABLE OF CONTENTS



PART 1
1.   Business                                          3
2.   Properties                                        9
3.   Legal Proceedings                                10
4.   Submission of Matters to a Vote of Security
     Holders                                          10


PART II
5.   Market for the Registrant's Common Stock and
     Related Stockholder Matters                      10
6.   Selected Financial Data                          11
7.   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                       12
8.   Financial Statements and Supplementary Data      16
9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure           16


PART III
10.  Directors and Executive Officers of the
Registrant                                            17
11.  Executive Compensation                           18
12.  Security Ownership of Certain Beneficial Owners
      and Management                                  18
13.  Certain Relationships and Related Transactions   18


PART IV
14. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K                                  18
  Exhibit Index                                      18
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

Lifetime   Hoan   Corporation   designs,   markets    and
distributes   a   broad  range  of   household   cutlery,
kitchenware, cutting boards and bakeware products.  Items
are  sold  under   both owned and licensed  trade  names.
Owned  trade  names  include  Hoffritzr,  Tristarr,   Old
Homesteadr,  Roshcor,  Baker's  Advantager   and   Hoanr.
Licensed trade names include Farberwarer, Reverer and various names under license from The Pillsbury Company.
The Farberwarer trade name is used pursuant to a 200 year royalty-free license. As used herein, unless the context requires otherwise, the terms "Company" and "Lifetime" mean Lifetime Hoan Corporation and its subsidiaries.

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


Hoffritzr

In September 1995, the Company acquired the Hoffritzr trademarks and brand name. The Company uses the name on various products including cutlery, scissors, personal care implements, kitchen tools, bakeware, barware and barbecue accessories. The Company believes that Hoffritzr is a well-known, respected name with a history of quality. The acquisition has enabled the Company to sell products at higher price points than the rest of the Company's products. Since acquiring the brand name, the Company has continuously designed and developed new items each year and currently sells approximately 300 types of items under the Hoffritz brand name. The Company markets these products through a "shop within a store" concept in department and specialty stores.

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

Meyer Agreement

In  July 1997, the Company entered into an agreement with
the  Meyer  Corporation, regarding the operation  of  the
Company's  Farberware retail outlet stores.  Pursuant  to
the  agreement, the Company continues to own and  operate
the   Farberware retail outlet stores, which the  Company
acquired  in  1996  and Meyer Corporation,  the  licensed
manufacturer  of  Farberware branded  cookware  products,
assumes  responsibility  for merchandising  and  stocking
cookware products in the stores. Also, Meyer acquired all
cookware inventory from the Company at its carrying value
of   approximately   $3.1  million.   Meyer   Corporation
receives  all revenue from sales of Farberware  cookware,
and   currently reimburses the Company for 52.0%  of  the
operating expenses attributable to the stores.

Roshco Acquisition

In   August  1998,  the  Company  acquired  all  of   the
outstanding  common stock of Roshco, Inc.  ("Roshco"),  a
privately  held  bakeware  and  baking-related   products
distributor,   located  in  Chicago,  Illinois.    Roshco
markets  its  bakeware and baking-related products  under
the  Roshco  and Baker's Advantage trade names,  and  its
revenues  were approximately $10 million  in  1997.   The
purchase  price consisted of an initial cash  payment  of
$5.0  million  and future payments of $1.5 million.   The
Company is also obligated to make additional payments based on annual sales volume for bakeware and baking-related products for a period of two years. The Company also assumed bank debt of $2.6 million that was paid on the acquisition date.

Revere Agreement

In  October  1998, the Company entered into  a  licensing
agreement  with Corning Consumer Products Company.   This
agreement allows the Company to design and market cutlery and cutting boards under the Reverer trademark in the United States and Canada. Shipments of products under the Reverer name are expected to begin in the first half of 1999.

                            4
Products

The Company designs, markets and distributes a broad range of household cutlery, kitchenware, cutting boards and bakeware, marketing its products under various trade names including Farberwarer, Hoffritzr and Reverer.

Cutlery

The  Company   markets and distributes household  cutlery
under  a  variety  of trade names including  Farberwarer,
Hoffritzr,   Reverer  and  Tristarr.  Cutlery   is   sold
individually, in blister packages, boxed sets and in sets fitted into wooden counter blocks, resin carousels and stainless carousels.

Cutlery  is  generally shipped as individual pieces  from
overseas   manufacturers  to  the   Company's   warehouse
facilities  in  central  New Jersey.   This  permits  the
Company to configure the quantity, style and contents  of
cutlery  sets to meet customer requirements as to product
mix  and  pricing.   The  sets  are  then  assembled  and
packaged for shipment to customers.

Kitchenware

The  Company  sells  over 2,750 kitchenware  items  under
various  trade  names  including Farberwarer,  Hoffritzr,
Hoanr, Smart Choice and Pillsbury. The kitchenware  items
are  manufactured to the Company's specifications outside
the   United  States  and  are  generally  shipped  fully
assembled. These items are typically packaged on a card which can be mounted for sale on racks at the retailers' premises for maximum display visibility. Products include the following:

Kitchen Tools and Gadgets

      Food preparation and serving tools such as metal, plastic and wooden spoons, spatulas, serving forks, graters, strainers, ladles, shears, vegetable and fruit knives, juicers, pizza cutters, pie servers, and slicers;

     Barbecue accessories, in sets and individual pieces, featuring such items as spatulas, tongs, forks, skewers, hamburger and fish grills, brushes, corn holders, food umbrellas, and nut and lobster crackers;

      Green Giantr, vegetable-related kitchen accessories incorporating the Green Giantr character, including items such as peelers, can openers, kitchen hooks, magnets, spoons, steamers and strainers.

Impulse Purchase Products

      J-Hook and Clip Strip merchandising systems which enable the Company to create additional selling space in the stores. The line consists of a variety of quality, novelty items designed to trigger impulse buying. This line is targeted towards supermarkets and mass merchants.





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

Bakeware

      The Company designs, markets and distributes a variety of bakeware and baking related products.

      This  product line includes baking, measuring,  and
rangetop products such as cookie sheets, muffin, cake and
pie  pans, drip pans, bake, roast and loaf pans,  scraper
sets,  whisks,  cutters,  rolling  pins,  baking  shells,
baking  cups,  measuring devices,  thermometers,  timers,
pizza  stones,  fondues,  woks,  ceramics  and  coasters.
These   items   are   manufactured   to   the   Company's
specifications   outside  the  United  States   and   are
generally shipped fully assembled. The Company will also begin to design, market and distribute selected items of this product line under the trade names of Hoffritzr and Farberwarer beginning in the first half of 1999.

     The  Company  also  distributes  bakeware  under   a
license from Pillsbury, one of America's best known brands of baking accessories featuring the Poppin-FreshT logo on such items as pastry brushes, spatulas, whisks, spoon and cup sets, cookie cutters, mixing spoons and magnets.


New Products

The  Company  has  a  design and  development  department
consisting  of  11  employees who  create  new  products,
packaging  and merchandising concepts. In excess  of  300
items were developed or remodeled in 1998, including the following:

Hoffritz:   The Company introduced a new line of  serving
accessories and vastly expanded the barware assortment in 1998.

Cutlery:   Introduction  of  Farberwarer  Soft  Grip  and
Farberwarer Millenium carousels, knife block sets and open stock cutlery.

Gadgets: Introduction of the Farberwarer Millenium line of kitchen tools and accessories.

Bakeware:   Along with the product lines associated  with
the  Roshco  Inc.  acquisition; bakeware,  pizza  stones,
fondues,  woks, ceramics and coasters, the Company  began
distributing  airshield  insulated  bakeware  under   the
Pillsbury brand name in 1998.


Sources of Supply

The  Company  sources its products from approximately  45
manufacturers   located  primarily  in  the   Far   East,
including  the  People's Republic  of  China,  Indonesia,
Taiwan, Thailand, Malaysia, Korea and to a smaller extent
in  the  United  States, India, France  and  Italy.   The
majority of cutlery was purchased from five suppliers  in
1998 who accounted for 29%, 24%, 18%, 13% and 10% of  the
total  purchases  and  from four suppliers  in  1997  who
accounted  for  30%,  21%,  18%  and  18%  of  the  total
purchases.  An interruption of supply from any  of  these
manufacturers  could  have  an  adverse  impact  on   the
Company's  ability  to fill orders  on  a  timely  basis.
However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

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

Marketing

The  Company  markets its product lines directly  through
its  own sales force and through a network of independent
sales  representatives.  The Company's products are  sold
primarily  in  the  United States to approximately  1,900
customers including national retailers, department  store
chains,   mass  merchant  retail  and  discount   stores,
supermarket  chains,  warehouse clubs,  direct  marketing
companies, specialty chains and through other channels of
distribution.  During the years ended December  31,  1998
and 1997, Walmart accounted for approximately 19% and 17%
of  net sales, respectively.  No other customer accounted
for  10%  or more of the Company's net sales during  1998
and 1997 and no customer accounted for more than 10% of the Company's sales in 1996.

Competition

The  markets for household cutlery, kitchenware,  cutting
boards  and  bakeware are highly competitive and  include
numerous domestic and foreign competitors, some of  which
are  larger  than  the  Company. The primary  competitive
factors  in  selling  such  products  to  retailers   are
consumer brand name recognition, quality, packaging, breadth of product line, distribution capability, prompt delivery and price to the consumer.

Patents and Trademarks

The  Company uses a number of owned trademarks, primarily
Hoffritzr,  Tristarr  and Hoanr, as well  as  Farberwarer
which   is   licensed  under  a  200  year   royalty-free
agreement, which the Company considers significant to its
competitive  position.  Some  of  these  trademarks   are
registered  in the United States and others  have  become
distinctive  marks as to which the Company  has  acquired
common   law  rights.  The  Company  also  has   licensed
trademarks   from  The  Pillsbury  Company  and   Corning
Consumer  Products Company which it uses in its business.
The  Company also owns several design and utility patents
expiring from 2000 to 2017 on the overall design of  some
of  its  products.  The  Company also  acquired  patents,
trademarks  and  copyrights as  part  of  the   Hoffritzr
purchase and Roshco acquisition, that expire from 1999 to 2022. The Company believes that the expiration of any of its patents would not have a material adverse effect on its business.

Seasonality

Although  the  Company sells its products throughout  the
year,  the Company has traditionally had higher net sales
during  its  third  and fourth quarters.   The  following
table sets forth the quarterly net sales for the years ended December 31, 1998, 1997 and 1996:


Net Sales (in thousands)
             1st      2nd       3rd       4th
          Quarter   Quarter   Quarter   Quarter
1998      $21,900   $24,200   $31,300   $39,400
1997       21,100    22,100    24,500    32,300
1996       19,300    21,000    25,100    33,000


Backlog

Lifetime receives projections on a seasonal basis from its principal customers; however, firm purchase orders are most frequently placed on an as needed basis. The
Company's experience has been that while there may be some modifications of customers' projections, the Company is able, with some degree of certainty, to predict its product needs.

Lifetime's  backlog at December 31,  1998  and  1997  was
$4,227,000  and  $6,048,000, respectively.   The  Company
expects to fill the 1998 backlog during 1999. The Company
does not believe that backlog is indicative of its future
results  of operations or prospects. Although the Company
seeks  commitments  from customers  well  in  advance  of
shipment dates, actual confirmed orders are typically not
received until close to the required shipment dates.

Employees

As  of  December 31, 1998, the Company had 673  full-time
employees,  of  whom  5  were employed  in  an  executive
capacity,  54  in  sales, marketing, design  and  product
development, 60 in financial, administrative or  clerical
capacities,  313 in warehouse or distribution  capacities
and   241  were  outlet  store  personnel.  None  of  the
Company's employees are represented by a labor union. The
Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company conducts its operations from four facilities, exclusive of the Outlet Store and Roshco subsidiaries.
The Company's corporate headquarters located in Westbury, New York, occupy approximately 42,000 square feet and was acquired in October 1994 at an approximate cost of $6,850,000, inclusive of building, furniture, fixtures and equipment.

The Company's primary warehouse and distribution facility
located  in  central  New Jersey, occupies  approximately
305,000 square feet. The facility is leased pursuant to a
net  lease  subject to annual automatic renewals  through
January  31,  2001.   The  annual rent  is  approximately
$1,111,000.

The Company leased approximately 136,000 square feet of additional warehouse and distribution space, located in central New Jersey, in 1995. The additional warehouse facility is leased through January 31, 2001. The annual rent is approximately $441,000.

The Company is designing a new, more modern distribution center, which it expects to commence leasing in the first half of 2000.

The Company also leases an approximately 2,000 square foot showroom in New York City. The annual rental is approximately $46,000 and the lease expires on June 30, 1999.

The  Company's  Roshco  subsidiary  leases  approximately
2,250 square feet of office space in Chicago. The annual rental is approximately $30,000 and the lease expires
December 31, 2003.

The    Company's    Outlet   Store   subsidiary    leases
approximately 54 stores in retail outlet centers  located
in  22  states throughout the United States.  The  square
footage  of  the  stores range from  approximately  2,000
square  feet  to 4,500 square feet.  The terms  of  these
leases  range  from three to five years  with  expiration
dates  beginning  in  April 1999  and  extending  through
October 2003.




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


                        1998          1997
                     High   Low    High    Low

  First Quarter    $11.50  $9.25  $12.25  $8.38

  Second Quarter   $12.56  $9.75  $8.75   $7.13

  Third Quarter    $11.28  $8.00  $9.63   $7.75

  Fourth Quarter   $11.75  $8.00  $11.00  $8.38


At December 31, 1998, the Company estimates that there were approximately 1,100 beneficial holders of the Common
Stock of the Company.

The  Company paid quarterly cash dividends of $0.0625 per
share  on  its  Common Stock in November  1997,  February
1998,  May 1998, August 1998, November 1998 and  February
1999.  The  Board  of  Directors  currently  intends   to
maintain  a quarterly cash dividend of $0.0625 per  share
of  Common Stock in the foreseeable future, although  the
Board  may  in  its  discretion determine  to  modify  or
eliminate such dividend at any time.

Currently the Board of Directors of the Company has no plans to declare future stock dividends.


ITEM 6. SELECTED FINANCIAL DATA

The  selected financial data set forth below for the five
years  in  the period ended December 31, 1998  have  been
derived  from  the  audited financial statements  of  the
Company. The data for 1996 through 1998 should be read in
conjunction  with "Item 7 - Management's  Discussion  and
Analysis   of   Financial  Condition   and   Results   of
Operations"  and  the  audited financial  statements  and
related notes thereto included elsewhere herein.


                                 (in thousands except per share data)
                                        Year Ended December 31,
                                  1998    1997    1996    1995   1994
INCOME STATEMENT DATA:
Net sales                       $116,746 $100,021 $98,426 $80,495 $77,449
Cost of sales                     60,507  51,419  50,528   43,531  41,726
Gross profit                      56,239  48,602  47,898   36,964  35,723
Selling, general and
administrative expenses           35,306  33,114  31,915   25,397  21,636
Income from operations            20,933  15,488  15,983   11,567  14,087
Interest expense                     203      76     671      401     124
Other income, net                  (200)   (149)   (100)    (148)   (165)
Income before income taxes        20,930  15,561  15,412   11,314  14,128

Income taxes                       8,372   6,000   6,060    4,387   5,498
Net income                       $12,558  $9,561  $9,352   $6,927  $8,630

Basic earnings per common share    $1.00   $0.77   $0.75    $0.56   $0.71
Weighted average shares - basic   12,570  12,459  12,395   12,465  12,216
Diluted earnings per common        $0.98   $0.75   $0.74    $0.54   $0.68
share
Weighted average shares -          12,843  12,720 12,676   12,753  12,618
diluted

Cash dividends paid per common     $0.25   $0.06      -       -      -
share



                                              December 31,
                                   1998    1997    1996    1995   1994
BALANCE SHEET DATA:
Current assets                   $72,265 $69,709 $61,884 $62,569 $53,885
Current liabilities               13,925  12,051  13,213  13,836   8,916
Working capital                   58,340  57,658  48,671  48,733  44,969
Total assets                     105,072  92,957  84,772  75,756  64,696
Borrowings                             -       -   1,000   4,600      -
Stockholders' equity              91,147  80,906  71,559  61,920  55,780





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION     AND RESULTS OF OPERATIONS


                  RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.


                                    Year Ended December 31,
                                   1998        1997       1996
 Net sales                        100.0  %    100.0 %    100.0 %
 Cost of sales                     51.8        51.4       51.3
 Gross profit                      48.2        48.6       48.7
 Selling, general and adm.         30.2        33.1       32.4
 Expenses
 Income from operations            18.0        15.5       16.3
 Interest expense                   0.2         0.1        0.8
 Other income (net)               (0.2)       (0.1)      (0.1)
 Income before income taxes        18.0        15.5       15.6
 Income taxes                       7.2         6.0        6.2
 Net income                        10.8  %      9.5 %      9.4 %

1998 COMPARED TO 1997

Net Sales

Net sales in 1998 were $116.7 million, an increase of $16.7 million or 16.7% over 1997. The recent acquisition of Roshco completed in August 1998 added $6.0 million to net sales for the year. Excluding the impact of Roshco product sales, net sales for the Company grew 10.7%.
This sales growth was due principally to increased shipments of Hoffritz and Farberware branded products, partially offset by lower sales of non-branded products.

Net  sales of Farberwarer outlet stores were $8.0 million
in  1998  as compared to $8.6 million in 1997, reflecting
the restructuring of the operations of the outlet stores,
which  became  effective in the  third  quarter  of  1997
pursuant to an agreement with the Meyer Corporation.   In
conjunction with the agreement, the Company continues  to
own and operate the Farberwarer retail outlet stores, and
Meyer   Corporation,   the   licensed   manufacturer   of
Farberwarer    branded   cookware    products,    assumed
responsibility  for merchandising and  stocking  cookware
products  in  the stores.  As a result, Meyer Corporation
receives  all  revenue  from sales  of  cookware  and  is
responsible  for  52.0% (as amended from  62.5%  in  July
1998) of the operating expenses, as defined, attributable
to the stores.

Gross Profit

Gross profit for 1998 was $56.2 million, an increase of 15.7% over 1997. Gross profit as a percentage of net sales decreased slightly to 48.2% in 1998 as compared to 48.6% in 1997, primarily as a result of the addition of the Roshco product sales which carry lower gross profit margins as compared to the Company's other product sales.

                           12
Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  for  1998
were  $35.3 million, an increase of $2.2 million or  6.6%
from  1997.  Selling, general and administrative expenses
for  the  Farberware outlet stores decreased by $810,000,
reflecting  the  restructuring of the operations  of  the
outlet  stores.   Excluding the expenses related  to  the
outlet  stores and those associated with Roshco, selling,
general and administrative expenses in the Company's core
business  increased by 6.1%. The higher  dollar  expenses
were   primarily   attributable  to  increased   selling,
warehousing  and  distribution expenses  related  to  the
higher  sales  volume,  offset  by  decreased  bad   debt
expense.   These expenses as a percentage  of  net  sales
decreased to 29.5% in 1998 as compared to 31.2% in 1997.

Interest Expense

Interest expense for 1998 was $203,000, an increase of $127,000 from 1997. This increase is due to increased borrowings under the Company's line of credit during 1998, primarily to finance the Roshco acquisition in August 1998. All borrowings under the Company's line of credit were repaid by December 31, 1998.

PRELIMINARY RESULTS OF FIRST QUARTER 1999

Due to start-up problems with the installation of a new warehouse management system that caused delays in the shipment of customer orders, the Company expects that revenues for the first quarter of 1999 will be approximately
15% - 18% below last year's first quarter sales of $21.9 million. As a result of the shipping delays, the Company anticipates that it will be only nominally profitable in the first quarter. Management believes that substantially all significant software issues have been resolved. Since a portion of the unfilled orders will carry over into the second quarter, the shipping backlog will be higher than normal going into the period.

1997 COMPARED TO 1996

Net Sales

Net  sales for all products in 1997 were $100.0  million,
an  increase of $1.6 million or 1.6% over 1996. Excluding
net  sales  from the Company's Farberware outlet  stores,
net  sales  increased by approximately 4% in  1997.   The
sales  growth was due principally to increased  shipments
of  Hoffritzr and Farberwarer branded products, partially
offset  by decreased sales of impulse purchase items  and
to a lesser extent, lower volume in non-branded products.

Net  sales of Farberware outlet stores were $8.6  million
in  1997  as  compared to $10.4 million  in  1996.   This
decrease  in sales resulted primarily from the July  1997
restructuring  of  the operations of the  outlet  stores,
which effectively transferred responsibility for, and the
right  to  receive  revenues from, the sale  of  cookware
products and a significant portion of the store operating
expenses to the Meyer Corporation.

Gross Profit

Gross  profit for 1997 was $48.6 million, an increase  of
$0.7  million  or  1.5%  over 1996.  Gross  profit  as  a
percentage of net sales was relatively constant at  48.6%
in  1997  as  compared  to 48.7%  in  1996.   The  slight
decrease  in  gross profit as a percentage of  sales  was
attributable to the change in sales product mix.


Selling, General and Administrative Expenses

Selling,  general and administrative expenses were  $33.1
million  for  1997, an increase of $1.2 million  or  3.8%
over  1996.  This increase was primarily attributable  to
increased   bad  debt  expense  and  warehouse  expenses,
partially offset by reduced insurance expenses and  lower
operating  expenses  for  the outlet  stores.   Bad  debt
expense in 1997 increased by $900,000 for the Chapter  11
bankruptcy  filing  of  a  large  customer.   The   lower
operating  expenses for the outlet stores  resulted  from
the  restructuring of the stores operations  whereby  the
Meyer Corporation assumed responsibility for 62.5% of the
expenses effective July 1, 1997.

Interest Expense

Interest  expense  for 1997 was $76,000,  a  decrease  of
$595,000  from 1996. This decrease was due  to  decreased
average  borrowings under the Company's line  of  credit.
In  1996, the Company borrowed approximately $9.0 million
under  its  line  of  credit to  finance  the  Farberware
acquisition and all but $1.0 million was repaid  by  1996
year end.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash and cash equivalents of $9.4 million, an increase of $1.7 million from the prior year, working capital was $58.3 million, an increase of $0.7 million from 1997, and the current ratio was 5.2 to 1.

Cash  provided  by operating activities was approximately
$15.9   million,  consisting  primarily  of  net  income,
decreased merchandise inventory and the combined balances
of  prepaid  expenses,  other current  assets  and  other
assets  offset by decreased combined balances of accounts
payable,  trade  acceptances  and  accrued  expenses  and
increased  accounts receivable.  Cash used  in  investing
activities was $11.5 million, consisting primarily of the
Roshco acquisition and capital expenditures. Cash used in
financing activities was $2.7 million, which included the
payment of dividends of $3.1 million,  offset by proceeds
from the exercise of stock options of $459,000.

Capital  expenditures were $3.8 million in 1998 and  $2.3
million in 1997.  Capital expenditures for 1998 consisted
primarily  of  the  new  financial/accounting  system,  a
separate  warehouse  management  system,  machinery   and
equipment  for  use in the warehouse,  and  fixtures  and
point-of-sale registers for the Farberware outlet stores.
Total planned capital expenditures for 1999 are estimated
at  $7.0  million.  These expenditures are primarily  for
equipment  in  the  warehouse and distribution  facility.
These expenditures are expected to be funded from current
operations,  cash and cash equivalents  and,  if  needed,
short term borrowings.

In   August  1998,  the  Company  acquired  all  of   the
outstanding  common  stock of Roshco,  a  privately  held
bakeware and baking-related products distributor, located
in  Chicago, Illinois. The purchase price consisted of an
initial  cash payment of approximately $5.0  million  and
future  payments  of $1.5 million.  The Company  is  also
obligated  to  make additional payments based  on  annual
sales volume for bakeware and baking-related products for
a  period  of  two years.  The Company also assumed  bank
debt  of  $2.6  million that was paid at the  acquisition
date.

The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for revolving credit loans or letters of credit. Borrowings made under the Line bear interest payable daily at a negotiated short term borrowing rate. As of December 31, 1998, the Company had $11,234,000 of letters of credit and trade acceptances outstanding and no borrowings under the Line and, as a result, the availability under the Line was $13,766,000. The Line is cancelable by either party at any time.

Products are sold to retailers primarily on 30-day credit terms, and to distributors primarily on 60-day credit terms. As of December 31, 1998, the Company had an aggregate of $788,000 of accounts receivable outstanding in excess of 60 days or approximately 5.3% of gross receivables, and had inventory of $44.9 million.

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

The   Company  is  in  the  process  of  installing   new
financial/accounting systems and a separate new warehouse
management   system   to  address   the   financial   and
operational  needs  of its business.  These  systems  are
expected to be fully operational by the end of the  first
half  of  1999  and be Year 2000 compliant.   Testing  of
these  systems to determine that they are  in  fact  Year
2000 compliant has begun and should be fully completed by
the  end  of  the second quarter in 1999.  As results  of
this  testing process become available over the next  six
months, the Company will make contingency plans where  it
deems necessary.

The  Company  relies  on  third  parties  for  inventory,
supplies,   financial  products and other  key  services.
Third party entities that could have a potential material
impact  on the operations of the Company's business  have
been  contacted to determine the progress that  each  has
made  in  connection  with Year 2000  compliance  issues.
Despite  the Company's efforts, there can be no guarantee
that  the  systems of other companies which  the  Company
relies  on  to  conduct its day-to-day business  will  be
compliant.   In such event, the Company may, among  other
things,  experience  difficulties in obtaining  inventory
and  supplies.   The Company will make contingency  plans
for  any  entity  it  feels  has  not  made  satisfactory
progress  towards being Year 2000 compliant.  Contingency
plans  may include increasing inventory levels,  securing
alternate  supply  sources and taking  other  appropriate
measures.

The  Company  is  also dependent upon its  customers  for
sales  and  cash  flow.  Interruption in  our  customers'
operations  due  to  Year  2000 issues  could  result  in
reduced  sales and cash flow for the Company, and  higher
inventories.  The Company is monitoring the status of its
customers  to  determine  potential  risks  and   develop
possible alternatives.

Although the Company believes that the implementation  of
the  new  financial/accounting and  warehouse  management
systems, along with the evaluation process of significant
third  party  entities,  the possibility  of  significant
interruptions  of  normal operations should  be  reduced,
there  can  be no assurance that failure of the  Company,
third  party  vendors  or  customers,  to  be  Year  2000
compliant  could have an adverse material impact  on  the
operations of the Company's business.

Notwithstanding Year 2000 issues, the Company decided  to
install  the  new  financial/accounting  systems  and   a
separate  new warehouse management system to  accommodate
the  Company's growth. Therefore, at this time, the costs
relating to Year 2000 compliance activities have not been
significant  and, based on management's  best  estimates,
are  not expected to be significant.  However, due to the
complexity  and  pervasiveness of Year  2000  issues,  in
particular   the  uncertainty  regarding  the  compliance
programs of third parties, no assurance can be given that
costs will not exceed those currently anticipated by  the
Company.

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

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.

                               Three Months Ended
                         3/31     6/30     9/30    12/31
                        (in thousands, except per share data)


1998

Net sales               $21,868 $24,184 $31,313  $39,382
Cost of sales            11,472  12,171  16,003   20,861
Net income                1,911   2,318   3,694    4,636
Basic earnings per        $0.15   $0.18   $0.29    $0.37
common share
Diluted earnings per      $0.15   $0.18   $0.29    $0.36
common share

1997

Net sales               $21,108 $22,133 $24,516 $32,264
Cost of sales            11,133  11,203  12,105  16,978
Net income                1,363   1,538   3,054   3,606
Basic earnings per        $0.11   $0.12   $0.24   $0.29
common share
Diluted earnings per      $0.11   $0.12   $0.24   $0.28
common share


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.














PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the
Company:

                                                Director or
                                                 Executive
                                                 Officer of
                                                 Company or
   Name        Age           Position         its Predecessor
                                                   Since

Milton L.       70     Chairman of the              1958
Cohen                  Board of Directors
                       and President

Jeffrey         56     Executive Vice               1967
Siegel                 President
                       and Director

Craig           49     Vice-President -             1973
Phillips               Distribution,
                       Secretary and
                       Director

Robert          52     Vice-President -             1997
McNally                Finance,
                       and Treasurer

Bruce Cohen     40     Vice-President -             1998
                       National Sales
                       Manager and Director

Ronald          54     Director                     1991
Shiftan

Howard          78     Director                     1992
Bernstein

  Mr. Milton L. Cohen has been continuously employed by the Company in his present capacity since 1958.

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

  Mr. Bruce Cohen was elected a Director for the first time in 1998 and has been continuously employed by the Company in his present capacity since 1991.

  Mr. Shiftan has served as Deputy Executive Director  of
The  Port  Authority  of  New York  &  New  Jersey  since
September  1998.   Prior  to  becoming  Deputy  Executive
Director of the Port Authority of New York & New  Jersey,
he  had, since 1996, been Chairman of Patriot Group, LLC,
a  financial  advisory firm.  Prior thereto, Mr.  Shiftan
held  executive management positions in venture  capital,
investment banking and financial advisory firms.

  Mr. Bernstein has been a member of the Certified Public
Accounting firm, Cole, Samsel & Bernstein LLC (and its predecessors) for approximately forty-eight years.

  Milton L. Cohen is the father of Bruce Cohen.

  Jeffrey Siegel and Craig Phillips are cousins.

                           17
  The Board of Directors has an audit committee, both  of
whose members are independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information
to  appear under the caption "Executive Compensation"  in
the  Company's definitive Proxy Statement  for  its  1999
Annual Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information
to  appear under the caption "Principal Stockholders"  in
the  Company's definitive Proxy Statement  for  its  1999
Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the Company's definitive Proxy Statement for its 1999 Annual
Meeting of Stockholders.


PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
REPORTS ON FORM 8-K

(a)(1) and (2) - see list of Financial Statements and Financial Statement Schedule on F-1.

(b)  Reports on Form 8-K in the fourth quarter of 1998.

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

                           18
3.3  By-Laws  of  the  Company  (incorporated  herein  by
     reference to Exhibit 3[b] to Form S-1 [No. 33-40154]
     of Lifetime Hoan Corporation).

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






                           19


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

10.21   Employment  Agreement dated April  7,  1996  with
     Jeffrey Siegel (incorporated by reference to the March 31, 1996 10-Q).

10.22   Employment  Agreement dated April  7,  1996  with
     Craig Phillips (incorporated by reference to the March 31, 1996 10-Q).

10.23    Lifetime  Hoan 1996 Incentive Stock Option  Plan
     (incorporated by reference to the March 31, 1996 10-
     Q).

10.24     Lifetime Hoan 1996 Incentive Bonus Compensation
     Plan (incorporated by reference to the March 31, 1996 10-Q).

10.25      Meyer  Operating Agreement dated July 1,  1997
     between   Lifetime  Hoan  Corporation    and   Meyer
     Corporation and Amendment to Agreement dated July 1,
     1998.

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

                           20


           FORM 10-K -- ITEM 14(a)(1) and (2)
                LIFETIME HOAN CORPORATION

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULE


The following Financial Statements and Schedule of
Lifetime Hoan Corporation are included in Item 8.

Report of Independent Auditors                               F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997 F-3
Consolidated Statements of Income for the
     Years ended December 31, 1998, 1997 and 1996            F-4
Consolidated Statements of Stockholders' Equity for the
     Years ended December 31, 1998, 1997 and 1996            F-5
Consolidated Statements of Cash Flows for the
     Years ended December 31, 1998, 1997 and 1996            F-6
Notes to Consolidated Financial Statements                   F-7


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






                           F-1
             REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Lifetime Hoan Corporation

We  have  audited  the accompanying consolidated  balance
sheets  of  Lifetime Hoan Corporation as of December  31,
1998 and 1997 and the related consolidated statements  of
income, stockholders' equity, and cash flows for each  of
the  three  years in the period ended December 31,  1998.
Our audits also included the financial statement schedule
listed  in  the Index at Item 14(a).  These  consolidated
financial  statements and schedule are the responsibility
of  the Company's management.  Our responsibility  is  to
express   an  opinion  on  these  consolidated  financial
statements and schedule based on our audits.

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

In  our  opinion,  the consolidated financial  statements
referred   to  above  present  fairly,  in  all  material
respects, the consolidated financial position of Lifetime
Hoan  Corporation at December 31, 1998 and 1997, and  the
consolidated results of its operations and its cash flows
for  each of the three years in the period ended December
31,   1998,   in   conformity  with  generally   accepted
accounting principles.  Also, in our opinion, the related
financial statement schedule, when considered in relation
to  the  basic  financial statements taken  as  a  whole,
presents  fairly in all material respects the information
set forth therein.



Ernst & Young LLP

Melville, New York
February 19, 1999


                           F-2





                LIFETIME HOAN CORPORATION

               CONSOLIDATED BALANCE SHEETS

            (in thousands, except share data)


                                                        December 31,
ASSETS                                                 1998       1997
CURRENT ASSETS
   Cash and cash equivalents                           $9,438    $7,773
   Accounts receivable, less allowances of $1,527
    in 1998 and $851 in 1997                           13,306    13,274
   Merchandise inventories                             44,938    42,763
   Prepaid expenses                                     2,956     3,290
   Deferred income taxes                                  397       439
   Other current assets                                 1,230     2,170
      TOTAL CURRENT ASSETS                             72,265    69,709

PROPERTY AND EQUIPMENT, net                            11,823     9,434
EXCESS OF COST OVER NET ASSETS ACQUIRED, net            9,316     1,841
OTHER INTANGIBLES, net                                 10,560    10,950
OTHER ASSETS                                            1,108     1,023
                      TOTAL ASSETS                   $105,072   $92,957

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and trade acceptances              $2,706    $5,360
   Accrued expenses                                    10,263     6,152
   Income taxes                                           956       539
      TOTAL CURRENT LIABILITIES                        13,925    12,051

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, shares authorized:
25,000,000; shares issued and outstanding:
12,588,264 in 1998 and 12,522,246 in 1997                 126       125
Paid-in capital                                        76,115    75,307
Retained earnings                                      15,859     6,443
Notes receivable for shares issued to stockholders      (908)     (908)
Deferred compensation                                    (45)      (61)
              TOTAL STOCKHOLDERS' EQUITY               91,147    80,906

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $105,072   $92,957

     See notes to consolidated financial statements.



                           F-3







                LIFETIME HOAN CORPORATION

            CONSOLIDATED STATEMENTS OF INCOME
         (in thousands - except per share data)



                                        Year Ended December 31,

                                     1998        1997        1996

Net Sales                          $116,746    $100,021     $98,426

Cost of Sales                        60,507      51,419      50,528

                                     56,239      48,602      47,898

Selling, General and
Administrative Expenses              35,306      33,114      31,915

Income from Operations               20,933      15,488      15,983

Interest Expense.................       203          76         671
Other Income, net.................    (200)       (149)       (100)

Income Before Income Taxes           20,930      15,561      15,412

Income Taxes................          8,372       6,000       6,060

NET INCOME                          $12,558      $9,561      $9,352

BASIC EARNINGS PER COMMON SHARE       $1.00       $0.77       $0.75

DILUTED EARNINGS PER COMMON SHARE     $0.98       $0.75       $0.74






     See notes to consolidated financial statements.









                           F-4


                            LIFETIME HOAN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)



               Common Stock    Paid-in  Retained   Notes       Deferred
              Shares   Amount  Capital  Earnings Receivable  Compensation  Total
                                                       from
                                          (Deficit)Stockholders

Balance at
 December 31,
 1995        11,257   $113    $61,103  $1,845     ($1,048)      ($93)    $61,920

Net income
 for 1996                               9,352                              9,352
Exercise of
stock options    21               125                                        125
Exercise of
 warrants         1                 6                                          6
Repayment of
 note receivable                                      140                    140
Amortization of
 deferred
 compensation                                                     16          16
Stock dividend 1,128     11     13,523 (13,534)                                -
Balance at
 December 31,
 1996         12,407    124     74,757  (2,337)      (908)       (77)     71,559

Net income for
 1997                                    9,561                             9,561
Exercise of
 stock options   115      1       550                                        551
Amortization of
 deferred
 compensation                                                     16          16
Cash dividends                           (781)                             (781)
Balance at
 December 31,
 1997         12,522    125     75,307   6,443       (908)      (61)      80,906

Net income for
 1998                           12,558                                    12,558
Exercise of
 stock options    66      1        458                                       459
Grant of stock
 options                           350                                       350
Amortization of
 deferred
 compensation                                                     16          16
Cash dividends                         (3,142)                           (3,142)
Balance at
 December 31,
 1998         12,588   $126   $76,115  $15,859      ($908)      ($45)    $91,147




                 See notes to consolidated financial statements.

                                       F-5
                             LIFETIME HOAN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                               Year Ended December 31,
                                            1998        1997        1996
OPERATING ACTIVITIES
Net income                                 $12,558      $9,561     $9,352
Adjustments to reconcile net income to
net cash
provided by operating activities:
Depreciation and amortization                2,480       1,990      1,588
Deferred income taxes                           42         579        168
Provision for losses on accounts               444       2,112        500
receivable
Reserve for sales returns and allowances     3,683       3,533      3,589
Changes in operating assets and
liabilities, excluding the
 effects of the Roshco, Inc.
 acquisition:
Accounts receivable                        (2,916)     (4,919)    (5,407)
Merchandise inventories                      2,268     (5,946)      6,920
Prepaid expenses, other current assets
 and other assets                            1,985         317      (645)
Accounts payable, trade acceptances
   and accrued expenses                    (5,067)         618      1,891
Income taxes                                   417       (780)      1,086

    NET CASH PROVIDED BY OPERATING          15,894       7,065     19,042
ACTIVITIES

INVESTING ACTIVITIES
Purchases of property and equipment, net   (3,777)     (2,255)    (2,010)
Purchase of marketable securities            (256)           -          -
Acquisition of Roshco, Inc.                (4,926)           -          -
Payment of note payable of acquired        (2,587)           -          -
business
Sale of inventory to Meyer Corporation           -       3,100          -
Purchase of intangibles and outlet store         -           -   (12,700)
inventory

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                      (11,546)         845   (14,710)

FINANCING ACTIVITIES
Payments of short term borrowings, net           -     (1,000)    (3,600)
Proceeds from the exercise of warrants           -           -          6
Proceeds from the exercise of stock            459         551        125
options
Cash dividends paid                        (3,142)       (781)          -
Repayment of note receivable from                -           -        140
stockholder

NET CASH (USED IN) FINANCING ACTIVITIES    (2,683)     (1,230)    (3,329)

            INCREASE IN CASH AND CASH        1,665       6,680      1,003
EQUIVALENTS
Cash and cash equivalents at beginning of    7,773       1,093         90
year

CASH AND CASH EQUIVALENTS AT END OF YEAR    $9,438      $7,773     $1,093

             See notes to consolidated financial statements.
                              F-6

                LIFETIME HOAN CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1998

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES

  Organization  and  Business: The  accompanying  consolidated financial  statements include the accounts  of  Lifetime  Hoan
Corporation  ("Lifetime")  and its wholly-owned  subsidiaries,
Outlet  Retail  Stores,  Inc.  ("Outlets")  and  Roshco,  Inc.
("Roshco"),    collectively   the   "Company".     Significant
intercompany accounts and transactions have been eliminated in consolidation.

     The Company is engaged in the design, marketing and distribution of household cutlery, kitchenware, cutting boards and bakeware, marketing its products under a number of trade names, some of which are licensed. The Company sells its products primarily to retailers throughout the United States and to consumers through its Outlets subsidiary.

  Revenue   Recognition:  Revenue  is  recognized   upon   the
shipment of merchandise.

  Inventories: Merchandise inventories, principally finished goods, are priced by the lower of cost (first-in, first-out basis) or market method.

  Property and Equipment: Property and equipment is stated  at
cost.    Property   and   equipment   other   than   leasehold
improvements is being depreciated by the straight-line  method over  the estimated useful lives of the assets.  Building  and
improvements   are  being  depreciated  over  30   years   and
machinery,  furniture,  and  equipment  over  5  to  7  years.
Leasehold  improvements are amortized over  the  term  of  the lease  or  the  estimated useful lives  of  the  improvements, whichever is shorter.

  Cash   Equivalents:  The  Company  considers  highly  liquid
instruments  with  a  maturity of three months  or  less  when purchased to be cash equivalents.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Excess   of   Cost  Over  Net  Assets  Acquired  and   Other
Intangibles: Excess of cost over net assets acquired  pursuant to  acquisitions  are  being amortized  by  the  straight-line method  over periods ranging from 30 to 40 years.  Accumulated amortization at December 31, 1998 and 1997 was $1,004,000  and
$839,000, respectively.

  Other   intangibles  consist  of  a  royalty-free   license,
trademark and brand name acquired pursuant to two acquisitions and  are  being amortized by the straight-line method over  30 years.  Accumulated amortization at December 31, 1998 and 1997 was $1,116,000 and $726,000, respectively.

          Long-Lived  Assets:   If  there  are  indicators  of
impairment, the Company reviews the carrying value of its long-
lived  assets  in  determining the ultimate recoverability  of their  unamortized values using future undiscounted cash  flow analyses.

        Income Taxes: Income taxes have been provided using the liability method.


                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

  Earnings  Per  Share:  Basic earnings  per  share  has  been computed by dividing net income of $12.6 million in 1998, $9.6 million  in  1997  and $9.4 million in 1996  by  the  weighted average  number of common shares outstanding of 12,570,000  in
1998,  12,459,000  in 1997 and 12,395,000 in  1996.    Diluted
earnings per share has been computed by dividing net income by the  weighted  average  number of common  shares  outstanding, including the dilutive effects of stock options, of 12,843,000 in 1998, 12,720,000 in 1997 and 12,676,000 in 1996.


NOTE B - ACQUISITIONS AND LICENSES

  Roshco  Acquisition:  In August 1998, the  Company  acquired
all   of   the  outstanding  common  stock  of  Roshco,   Inc.
("Roshco"),   a  privately-held  bakeware  and  baking-related
products  distributor.   The purchase price  consisted  of  an
initial  cash payment of $5.0 million and future  payments  of
$1.5   million.   The  Company  is  also  obligated  to   make
additional payments based on annual sales volume for  bakeware
and  baking-related products for a period of two  years.   The
Company  also assumed bank debt of $2.6 million that was  paid on  the acquisition date.  This acquisition was accounted  for using  the purchase method and the Company recorded excess  of cost over net assets acquired of $7,640,000.

    Farberware  Acquisition:   In  April  1996,  the   Company
together  with an unrelated third party, Syratech Corporation, acquired  certain  assets of Farberware,  Inc.  ("Farberware")
including the assignment to the Company of a 200 year, royalty-
free,   exclusive  right  to  use  the  Farberwarer  name   in
connection  with  the product lines covered  by  its  previous license  agreement with Farberware. The Company also  acquired all  of  the  Farberware outlet stores,  including  inventory.
Rights  to  license  the Farberwarer name  for  use  by  third parties  are  held by a joint venture, owned  equally  by  the
Company  and Syratech Corporation.  The Company's  portion  of the  purchase  price was $12.7 million, of which $9.2  million was  attributed to the royalty-free exclusive right to use the
Farberwarer name. The Company is jointly and severally  liable for the obligations of Syratech Corporation under the terms of the  agreement.  The Company will be indemnified  by  Syratech
Corporation  for  any  losses it may  incur  as  a  result  of
Syratech Corporation's failure to perform such obligations.

      Revere Licensing Agreement: In October 1998, the Company
entered  into  a  licensing agreement  with  Corning  Consumer
Products Company.  This agreement allows the Company to design and  market  cutlery  and  cutting boards  under  the  Reverer
trademark  in  the  United States and  Canada.   Shipments  of
products under the Reverer assortment are expected to begin in the first half of 1999.

                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued



NOTE C - LINE OF CREDIT

       The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings, letters of credit or trade acceptances. As of December 31, 1998, the Company had letters of credit and trade acceptances of $11,234,000 outstanding and no outstanding borrowings. The Line is cancelable by either party at any time.

  Borrowings made under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire Line.

  The   Company  paid  interest  of  approximately   $203,000,
$76,000 and $671,000 during the years ended December 31, 1998,
1997 and 1996, respectively.


 NOTE D - CAPITAL STOCK

           Cash Dividends: The Company paid quarterly cash dividends of $0.0625 per share on its Common Stock in November
1997,  February 1998, May 1998, August 1998 and November 1998.
The Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of Common Stock in the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividend at any time.

     Stock  Option Plans: The Company has a Stock Option  Plan
(the  "Plan")  whereby  up to 1,500,000  options  to  purchase shares of common stock may be granted to key employees of  the
Company,   including   directors  and  officers.    The   Plan
authorizes  the  Board of Directors of the  Company  to  issue incentive stock options as defined in Section 422A (b) of  the
Internal Revenue Code and stock options that do not conform to
the  requirements  of that Section of the Code.   All  options
expire on the tenth anniversary of the date of grant and  vest over a range of up to five years, from the date of grant.

     In  June  1996, the stockholders of the Company  approved
the  adoption of the Lifetime Hoan Corporation 1996  Incentive
Stock  Option Plan (the "ISO Plan").  The ISO Plan  authorizes the  granting of 250,000 options to purchase common  stock  to officers  of the Company and its subsidiaries.  No  individual officer  may be granted more than 175,000 options to  purchase
common  stock.   The  ISO  Plan  authorizes  the  issuance  of
incentive  stock  options as defined in  Section  422  of  the
Internal  Revenue  Code.   All options  expire  on  the  fifth
anniversary of the date of grant and vest in one year from the date of grant.



                LIFETIME HOAN CORPORATION


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE D - CAPITAL STOCK (continued)

     The  Company grants stock options for a fixed  number  of
shares  to employees with an exercise price equal to the  fair
value  of  the  shares  at the date  of  grant.   The  Company
accounts  for  stock  option grants  in  accordance  with  APB
Opinion No. 25, "Accounting for Stock Issued to Employees" and
related  Interpretations  because  the  Company  believes  the alternative  fair  value accounting provided  for  under  FASB
Statement  No.  123, "Accounting for Stock-Based Compensation"
requires  use  of  option  valuation  models  that  were   not
developed  for  use in valuing employee stock options.   Under
APB  25,  because the exercise price of the Company's employee stock  options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro  forma information regarding net income and  earnings
per   share  is  required  by  Statement  123,  and  has  been
determined  as if the Company has accounted for  its  employee stock  options under the fair value method of that  Statement.
The fair value for these options was estimated at the date  of grant  using  a  Black-Scholes option pricing model  with  the
following  weighted-average assumptions:   risk-free  interest
rates  of  6.62%,  5.75% and 6.34% for 1998,  1997  and  1996,
respectively; 2.50% dividends yield in 1998 and  1997  and  no dividend  yield  in 1996; volatility factor  of  the  expected market  price of the Company's common stock of 0.39  in  1998,
0.54 in 1997 and 0.35 in 1996; and a weighted-average expected life  of  the options of 5.7, 5.1 and 4.8 years in 1998,  1997 and 1996, respectively.

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

              For  purposes  of  pro  forma  disclosures,  the
estimated  fair value of the options is amortized  to  expense
over   the  options' vesting period.  The Company's pro  forma
information is as follows:

                                    Year Ended December 31,

                                    1998     1997     1996

     Pro forma net income (in     $12,148   $9,300   $9,237
     thousands)

     Pro forma basic earnings per   $0.97   $0.75     $0.75
     common share

     Pro forma diluted earnings     $0.95   $0.73     $0.73
     per common share



                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - CAPITAL STOCK (continued)

              A summary of the Company's stock option activity
and  related  information  for the  years  ended  December  31 follows:


                   1998                 1997                1996

                     Weighted-            Weighted-           Weighted-
                      Average              Average             Average
            Options   Exercise   Options  Exercise   Options  Exercise
                       Price                Price               Price

Balance      906,942      $6.95   868,963     $6.19   625,633     $5.43
- Jan 1,
Grants       222,000     $10.39   184,370     $9.26   202,750     $8.45

Exercised    (66,018)     $4.93  (114,737)    $5.10   (20,356)    $5.57

Canceled     (21,379)     $7.38   (31,654)    $6.12   (18,061)    $6.30

Stock                                                   78,997
Dividend
Balance-    1,041,545      $7.81   906,942     $6.95   868,963    $6.19
Dec 31,


               The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 were $3.77, $3.98 and $3.85, respectively.

              The following table summarizes information about employees stock options outstanding at December 31, 1998:


                                     Weighted-  Weighted-     Weighted-
                                      Average    Average      Average
              Options     Options    Remaining   Exercise     Exercise
  Exercise  Outstanding Exercisable Contractual   Price -     Price -
    Price                              Life       Options     Options
                                                Outstanding  Exercisable
$4.14 - $5.51  215,365    215,365    3.4 years     $4.63       $4.63
$6.39 - $8.41  339,637    219,129    5.7 years     $6.80       $6.53
$8.64 - $10.87 486,543    248,531    6.7 years     $9.92      $10.08
             1,041,545    683,025    5.7 years     $7.81       $7.22


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


                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - INCOME TAXES



  The provision for income taxes consist of (in thousands):


                                     Year Ended
                                     December 31,
                                1998     1997    1996
        Current:
        Federal                 $6,957  $4,443   $4,813
        State and local          1,373     978    1,079
        Deferred                    42     579      168
        Income tax provision    $8,372  $6,000   $6,060


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):


                                 December 31,
                                1998     1997

        Merchandise               $973  $1,078
        inventories
        Accounts receivable        356     289
        allowances
        Depreciation and         (927)   (687)
        amortization
        Other                      (5)   (241)
                                  $397    $439

  The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):


                                  Year Ended December 31,
                                    1998     1997   1996
        Provision for Federal
        income taxes at
        the statutory rate          $7,116  $5,291 $5,240
        Increases (decreases):
        State and local income
        taxes net of Federal
        income tax benefit             906     645    712
        Other                          350      64    108
        Provision for income taxes  $8,372  $6,000 $6,060

           The Company paid income taxes (net of refunds) of approximately $7,809,000, $6,258,000 and $4,830,000 during the years ended December 1998, 1997, and 1996, respectively.

                          F-12
                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS

  Operating Leases: The Company has lease agreements for its warehouse, showroom facilities and outlet stores which expire through October 31, 2003. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs.

  Future minimum payments under non cancelable operating leases are as follows (in thousands):

            Year ended
            December 31:
            1999                  $4,073
            2000                   3,357
            2001                   1,228
            2002                     563
            2003                     260
                                  $9,481

  Meyer  Corporation reimburses the Company 52.0% (as  amended from  62.5%  in July 1998) of the operating lease expenses  of
the  outlet  stores, which is not a sublease  commitment.   In
1998  and  1997,  Meyer  Corporation reimbursed  approximately
$1,710,000  and  $861,000, respectively,  for operating  lease expense to the Company.

  Rental and related expenses on the operating leases were approximately $4,715,000, $4,281,000 and $3,570,000 for the years  ended  December 31, 1998, 1997 and 1996,  respectively.
Amounts for 1998 and 1997 are prior to the Meyer Corporation reimbursement described above.

  The  Company  has issued a letter of credit of approximately
$279,000 which is held by the landlord as security for its warehouse leases.

  Royalties:  The  company  has royalty  licensing  agreements
which  expire  through  December  31,  2002.   Future  minimum
royalties are as follows (in thousands):


            Year ended December 31:
            1999                      $320
            2000                     1,100
            2001                     1,300
            2002                     1,000
                                    $3,720

                          F-13
                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS (continued)

  Employment  Agreements:  In April 1996, as amended  in  June
1997, the Company entered into employment agreements with  its
President  and Executive Vice President, providing for  annual salaries  of $700,000 and $400,000 respectively, and  for  the payment  of  bonuses pursuant to the Company's 1996  Incentive
Bonus  Compensation Plan (the "Bonus Plan") (see below).   The
employment  agreements continue through April 2000, thereafter for additional periods of one year unless terminated by either the Company or the executive.

        In  April 1997, the Company entered into an employment
agreement   with  its  Vice  President-  Distribution,   which
provides  a current annual salary of $200,000.  The  agreement expires April 6, 2000.

   Incentive  Bonus  Compensation Plan:  In  April  1996,  the
Board  of Directors adopted and in June 1996, the stockholders approved the Bonus Plan.  The Bonus Plan provides the award of a  bonus, with respect to each of the ten fiscal years of  the
Company  beginning with the 1996 fiscal year, to the President and  the  Executive Vice President of the Company.  The  bonus payable to each executive is an amount equal to 3.5% of pretax income, before any provision for executive compensation, stock options  exercised  during the year under the  Company's  1991
Stock  Option Plan and extraordinary  items.  During the years ended  December 31, 1998, 1997 and 1996, the Company  recorded annual  compensation  expense of approximately  $1.7  million,
$1.2  million and $1.2 million, respectively, pursuant to  the
Bonus Plan.


NOTE G - RELATED PARTY TRANSACTIONS

   In  May 1993, the Company loaned $140,000 to a director  of the  Company for the exercise of stock options.  The loan  had
an  interest  rate  of 9%, payable quarterly.   The  loan  and
accrued interest was repaid in May 1996.

      In  connection with the Farberware acquisition (see note
B), a director of the Company was paid $292,000 for a financial advisory fee.

       In connection with the Roshco acquisition (see note B),
a  director  of  the  Company was paid $200,000  and  received options  to  purchase 100,000 shares of common  stock  (at  an
exercise  price of $10.63) as a financial advisory  fee.   The
fair value of the options granted, which vest immediately, are approximately $350,000.


NOTE H - RETIREMENT PLAN

  The Company maintains a defined contribution retirement plan
("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their salary. The
Company made no contributions to the Plan in 1998, 1997 and 1996.








                          F-14


                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE I - CONCENTRATION OF CREDIT RISK

  The   Company  maintains  cash  and  cash  equivalents  with
various financial institutions.

  Concentrations  of  credit  risk  with  respect   to   trade
accounts  receivable are limited due to the  large  number  of entities  comprising  the Company's customer  base  and  their dispersion  across  the United States. The Company's  accounts receivable  are  not collateralized. The Company  periodically reviews the status of its accounts receivable and accordingly, where  considered  necessary,  establishes  an  allowance  for doubtful accounts.

  During the years ended December 31, 1998 and 1997, one customer accounted for approximately 19% and 17% of net sales, respectively.


NOTE J - OTHER

     Property and Equipment:

Property and equipment consist of (in thousands):

                                              December 31,
                                            1998       1997

Land                                         $832      $832
Building and improvements                   4,649     4,649
Machinery, furniture and equipment         12,419     9,439
Leasehold improvements                         28        28
                                           17,928    14,948
Less:  accumulated depreciation and         6,105     5,514
amortization
                                          $11,823    $9,434

     Accrued Expenses:

Accrued expenses consist of (in thousands):

                                              December 31,
                                            1998       1997

Commissions                                  $439      $489
Accrued customer allowances and             3,285     2,551
rebates
Obligation to Meyer Corporation               985       860
Note payable - Roshco (See Note B)          1,500         -
Officer and employee bonuses                1,507       829
Other                                       2,547     1,423
                                          $10,263    $6,152

                          F-15


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION



NOTE J - OTHER  (Continued)


     Sources of Supply:  The Company sources its products from
approximately 45 manufacturers located primarily  in  the  Far
East,  including  the People's Republic of  China,  Indonesia,
Taiwan,  Thailand, Malaysia, Korea and to a smaller extent  in the  United States, India, France and Italy.  The majority  of
cutlery  was  purchased  from  five  suppliers  in  1998   who
accounted  for  29%,  24%,  18%, 13%  and  10%  of  the  total purchases  and  from four suppliers in 1997 who accounted  for
30%, 21%, 18% and 18% of the total purchases.  An interruption of  supply  from  any  of these manufacturers  could  have  an adverse  impact on the Company's ability to fill orders  on  a
timely   basis.   However,   the   Company   believes    other
manufacturers  with whom the Company does  business  would  be
able   to   increase  production  to  fulfill  the   Company's
requirements.



























                          F-16
                LIFETIME HOAN CORPORATION

     Schedule II - Valuation and Qualifying Accounts

                Lifetime Hoan Corporation

                     (in thousands)



       COL. A          COL. B     COL. C        COL. D       COL. E
                                Additions
                       Balance   Charged
                         at         to
                     Beginning  Costs and    Deductions      Balance
                         of                                    at
     Description       Period    Expenses    (Describe)      end of
                                                             period

Year  ended  December
31, 1998
Deducted  from  asset
accounts:
 Allowance for doubtful
  accounts.............   $75       $444          $99  (a)      $420
 Reserve for sales
 returns and
  allowances.......       776      3,683 (c)    3,352  (b)     1,107
                         $851     $4,127       $3,451         $1,527

Year  ended  December
31, 1997
Deducted from  asset
accounts:
 Allowance for doubtful
  accounts.............    $75      $2,112     $2,112  (a)        $75

 Reserve for sales
 returns and
  allowances.......        716      3,533 (c)   3,473  (b)       776
                          $791     $5,645      $5,585           $851

Year  ended  December
31, 1996
Deducted  from  asset
accounts:
 Allowance for doubtful
  accounts.............    $75       $500        $500  (a)       $75
 Reserve for sales
  returns and
  allowances.......        588      3,589 (c)   3,461  (b)       716
                          $663     $4,089      $3,961           $791


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

Signature                    Title                        Date


/s/ Milton Cohen
Milton L. Cohen     Chairman of the Board of          March 30, 1999
                    Directors and President
                    (Principal Executive Officer)



/s/ Jeffrey Siegel
Jeffrey Siegel      Executive Vice-President          March 30, 1999
                    and Director


/s/ Craig Phillips
Craig Phillips      Vice-President - Distribution,    March 30, 1999
                    Secretary and Director


/s/ Robert McNally
Robert McNally      Vice-President - Finance          March 30, 1999
                    and Treasurer
                    (Principal Financial and
                    Accounting Officer)

/s/ Bruce Cohen
Bruce Cohen         Vice-President - National Sales   March 30, 1999
                    Manager and Director


/s/ Ronald Shiftan
Ronald Shiftan      Director                          March 30, 1999



/s/ Howard Bernstein
Howard Bernstein    Director                          March 30, 1999


Exhibit 21.  Subsidiaries of the Registrant

                 Outlet Retail Stores, Inc.
                 Incorporated in the state of Delaware

                 Roshco, Inc.
                 Incorporated in the state of Illinois


Exhibit 23.  Consent of Ernst & Young LLP

We  consent  to  the incorporation by  reference  in  the
Registration   Statement  (Form  S-8  No.  33-51774)   of
Lifetime  Hoan Corporation pertaining to the  1991  Stock
Option Plan, of our report dated February 19, 1999,  with
respect  to  the  consolidated financial  statements  and
schedule  of  Lifetime Hoan Corporation included  in  the
Annual Report (Form 10-K) for the year ended December 31,
1998.



Ernst & Young LLP

Melville, New York
March 30, 1999


Exhibit 27.  Financial Data Schedule

                Lifetime Hoan Corporation

                 Financial Data Schedule

        Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information
                        extracted
 from the financial statements included in the form 10-K for the twelve months ended December 31, 1998.



                     (in thousands)
Item                Item Description               Amount
Number

5-02(1)       Cash and Cash Items             $      9,438
5-02(2)       Marketable Securities           $          0
5-02(3)(a)(1) Notes and Accounts Receivable -
              Trade                           $     13,726
5-02(4)       Allowances for Doubtful
              Accounts                        $        420
5-02(6)       Inventory                       $     44,938
5-02(9)       Total Current Assets            $     72,265
5-02(13)      Property, Plant and Equipment   $     17,928
5-02(14)      Accumulated Depreciation        $      6,105
5-02(18)      Total Assets                    $    105,072
5-02(21)      Total Current Liabilities       $     13,925
5-02(22)      Bonds, Mortgages and Similar
              Debt                            $          0
5-02(28)      Preferred Stock - Mandatory
              Redemption                      $          0
5-02(29)      Preferred Stock - No Mandatory
              Redemption                      $          0
5-02(30)      Common Stock                    $        126
5-02(31)      Other Stockholders' Equity      $     91,021
5-02(32)      Total Liabilities and
              Stockholders' Equity            $    105,072
5-03(b)1(a)   Net Sales of Tangible Products  $    116,144
5-03(b)1      Total Revenues                  $    116,746
5-03(b)2(a)   Cost of Tangible Goods Sold     $     60,507
5-03(b)2      Total Costs and Expenses
              Applicable to Sales and Revenues$     60,507
5-03(b)3      Other Costs and Expenses        $          0
5-03(b)5      Provision for Doubtful Accounts
              and Notes                       $        444
5-03(b)(8)    Interest and Amortization of
              Debt Discount                   $          0
5-03(b)(10)   Income Before Taxes and Other
              Items                           $     20,930
5-03(b)(11)   Income Tax Expense              $      8,372
5-03(b)(14)   Income/Loss Continuing
              Operations                      $     12,558
5-03(b)(15)   Discontinued Operations         $          0
5-03(b)(17)   Extraordinary Items             $          0
5-03(b)(18)   Cumulative effect - Changes in
              Accounting Principles           $          0

5-03(b)(19)   Net Income or Loss              $     12,558
5-03(b)(20)   Earnings Per Share - Primary    $       1.00
5-03(b)(20)   Earnings Per Share - Fully
              Diluted                         $       0.98



