Form 10-Q
period 1999-03-31
LIFETIME HOAN CORP
filed 1999-05-13
CIK 874396

FORM 10-Q


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1999

Commission file number 1-19254




                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)



Delaware                                               11-2682486
(State or other jurisdiction of
incorporation or organization)     (I.R.S.Employer Identification No.)


One Merrick Avenue, Westbury, NY                                 11590
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code  (516) 683-6000




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

Common Stock, $.01 Par Value 12,598,264 shares outstanding as of
April 30, 1999



PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                             March 31,
                                               1999       December 31,
                                            (unaudited)      1998

ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $3,047        $9,438
Accounts receivable, less allowances of
$1,130 in 1999 and
$1,527 in 1998                                   11,924        13,306
Merchandise inventories                          53,688        44,938
Prepaid expenses                                  2,730         2,956
Deferred income taxes                               445           397
Other current assets                              1,195         1,230
TOTAL CURRENT ASSETS                             73,029        72,265

PROPERTY AND EQUIPMENT, net                      11,639        11,823
EXCESS OF COST OVER NET ASSETS ACQUIRED,          9,257         9,316
net
OTHER INTANGIBLES, net                           10,462        10,560
OTHER ASSETS                                      1,430         1,108
                    TOTAL ASSETS               $105,817      $105,072


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and trade acceptances           $2,895        $2,706
Accrued expenses                                 12,006        10,263
Income taxes                                        232           956
TOTAL CURRENT LIABILITIES                        15,133        13,925

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares
authorized 25,000,000; shares
issued and outstanding 12,598,264 in 1999
and 12,588,264 in 1998                              126           126
Paid-in capital                                  76,179        76,115
Retained earnings                                15,329        15,859
Notes receivable for shares issued to
stockholders                                      (908)         (908)
Deferred compensation                              (42)          (45)
TOTAL STOCKHOLDERS' EQUITY                       90,684        91,147

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $105,817      $105,072



      See notes to condensed consolidated financial statements.





                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                            Three Months Ended March 31,
                                                   1999          1998

Net Sales                                        $17,817       $21,868
Cost of Sales                                      9,164        11,472
Gross Profit                                       8,653        10,396

Selling, General and Administrative Expenses       8,225         7,285

Income Before Income Taxes                           428         3,111

Income Taxes                                         171         1,200

NET INCOME                                          $257        $1,911

EARNINGS PER COMMON SHARE-BASIC AND DILUTED        $0.02         $0.15






         See notes to condensed consolidated financial statements.







                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                             Three Months Ended
                                                  March 31,
                                              1999         1998

OPERATING ACTIVITIES
Net income                                       $257       $1,911
Adjustments to reconcile net income to
 net cash provided by / (used in) operating
 activities:
Depreciation and amortization                     695          527
Deferred tax (benefit)                           (48)        (152)
Provision for losses on accounts
 receivable                                        331           61
Reserve for sales returns and allowances        (107)           84
Changes in operating assets and
 liabilities:
Accounts receivable                             1,157        1,059
Merchandise inventories                       (8,750)      (3,702)
Prepaid expenses, other current assets
 and other assets                                (60)        (248)
Accounts payable and trade acceptances
 and accrued expenses                           1,912      (1,383)
Income taxes payable                            (725)          880

NET CASH (USED IN)
OPERATING ACTIVITIES                          (5,338)        (963)

INVESTING ACTIVITIES
Purchase of property and equipment, net         (330)        (647)

NET CASH (USED IN)
INVESTING ACTIVITIES                            (330)        (647)

FINANCING ACTIVITIES
Proceeds from the exercise of stock
 options                                           64          216
Cash dividends paid                             (787)        (783)

NET CASH (USED IN)
FINANCING ACTIVITIES                            (723)        (567)

(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  (6,391)      (2,177)
Cash and cash equivalents at beginning of
 period                                         9,438        7,773

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                        $3,047       $5,596

    See notes to condensed consolidated financial statements.


                     LIFETIME HOAN CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note  A  -  Basis  of  Presentation   The  accompanying  unaudited
condensed consolidated financial statements have been prepared  in accordance  with  generally  accepted  accounting  principles  for interim financial information and with the instructions to Form 10-
Q  and  Article  10 of Regulation S-X. Accordingly,  they  do  not include all of the information and footnotes required by generally accepted  accounting principles for complete financial statements.
In  the  opinion  of  management, all adjustments  (consisting  of
normal  recurring  accruals)  considered  necessary  for  a   fair
presentation have been included. Operating results for  the  three month  period ended March 31, 1999 are not necessarily  indicative of  the  results that may be expected for the year ending December
31,   1999.   It  is  suggested  that  these  condensed  financial
statements  be  read in conjunction with the financial  statements and  footnotes thereto included in the Company's Annual Report  on
Form 10-K for the year ended December 31, 1998.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market method.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short-term borrowings, letters of credit, or trade acceptances. As of March
31, 1999, the Company had letters of credit and trade acceptances of $9,515,000 outstanding and no outstanding borrowings. The line is cancelable by either party at any time. Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire
Line.

Note D - Capital Stock
Cash  Dividends:  On January 20, 1999, the Board of  Directors  of
the  Company  declared a quarterly cash dividend  of  $0.0625  per share  to  shareholders of record on February  5,  1999,  paid  on
February  19,  1999.   On  May 3, 1999,  the  Board  of  Directors
declared  another regular quarterly cash dividend of  $0.0625  per share to shareholders of record on May 5, 1999, to be paid on  May
19, 1999.

Earnings Per Share: Basic earnings per share has been computed  by dividing  net  income  by the weighted average  number  of  common shares outstanding of 12,591,000 for the three months ended  March
31, 1999 and 12,537,000 for the three months ended March 31, 1998.
Diluted  earnings  per  share has been computed  by  dividing  net
income   by   the   weighted  average  number  of  common   shares
outstanding, including the dilutive effects of stock  options,  of
12,821,000  for  the  three  months  ended  March  31,  1999   and
12,825,000 for the three months ended March 31, 1998.


















ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.


                                        Three Months Ended
                                             March 31,
                                         1999        1998

Net Sales                                 100.0 %     100.0 %
Cost of sales                              51.4        52.5
Gross profit                               48.6        47.5
Selling, general and administrative
expenses                                   46.2        33.3
Income before income taxes                  2.4        14.2
Income taxes                                1.0         5.5
Net Income                                  1.4 %       8.7 %



                 Three Months Ended March 31, 1999
           Compared to Three Months ended March 31, 1998

Net Sales
Net  sales  for the three months ended March 31, 1999  were  $17.8 million,  a  decrease of $4.1 million or 18.5% from the comparable
1998   period.    The  decrease  in  sales  was  attributable   to
significant problems which arose from the installation of the  new
warehouse  management  system.   These  problems  resulted  in  an
inability  to ship customer orders.  As a consequence,  net  sales
during   the   quarter  declined  sharply  as  compared   to   the
corresponding quarter in the prior year.  The Company believes  it
has   solved  all  of  the  significant  issues  relating  to  the installation of the new warehouse management system.

Gross Profit
Gross  profit for the three months ended March 31, 1999  was  $8.7 million,  a  decrease  of 16.8% from the comparable  1998  period.
Gross  profit as a percentage of net sales improved to 48.6%  from
47.5%  due  primarily to a favorable change in the  overall  sales product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 1999 were $8.2 million, an increase of 12.9% from the comparable 1998 period. The increase was attributable to the added expenses of operating the warehouse and office facility related to the August 1998 acquisition of Roshco, Inc., increased personnel and personnel related costs, and increased bad debt expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short term borrowings, letters of credit or trade acceptances. Borrowings under the Line bear interest payable daily at a negotiated short term borrowing rate. The Company is charged a nominal fee on the entire Line. As of March 31, 1999, the Company had $9,515,000 of letters of credit and trade acceptances outstanding under the Line and no borrowings and, as a result, the availability under the Line was $15,485,000.
The Line is cancelable by either party at any time.

At  March  31, 1999, the Company had cash and cash equivalents  of
$3.0  million  versus  $9.4  million at  December  31,  1998.  The decrease  is  primarily  attributable to the  Company's  increased inventory  levels,  the  result of lower sales  during  the  first quarter  of  1999  due to problems in installing a  new  warehouse management  system, and the cash dividend paid in  February  1999,
partially  offset  by  decreased  accounts  receivable   and   the
increased   combined   balances   of   accounts   payable,   trade
acceptances, and accrued expenses.

On May 3, 1999 the Board of Directors declared another regular quarterly cash dividend of $0.0625 per share to shareholders of record on May 5, 1999, to be paid on May 19, 1999. The dividend to be paid will be approximately $787,000.

The Company expects that all capital expenditures expected to be incurred in 1999 will be financed from current operations, cash and cash equivalents and, if needed, short term borrowings.

The   Company   believes  that  its  cash  and  cash  equivalents,
internally  generated funds and its existing  credit  arrangements will be sufficient to finance its operations for at least the next
12 months.

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

The    Company    is   in   the   process   of   installing    new
financial/accounting   systems  and  a  separate   new   warehouse
management  system to address the financial and operational  needs
of   its  business.   These  systems  are  expected  to  be  fully
operational by the end of the first half of 1999 and be Year  2000 compliant.  Testing of these systems to determine that they are in fact  Year  2000 compliant has begun and should be fully completed by  the  end  of the second quarter in 1999.  As results  of  this testing  process become available over the next three months,  the
Company will make contingency plans where it deems necessary.

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

     (a) Exhibit(s) in the first quarter of 1999:

Exhibit  Description
No.
27       Financial Data Schedule


     (b) Reports on Form 8-K in the first quarter of 1999: NONE



Exhibit 27.  Financial Data Schedule

                     Lifetime Hoan Corporation

                      Financial Data Schedule

             Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements
            for the three months ended March 31, 1999.
               (in thousands, except per share data)


Item
Number             Item Description               Amount

5-02(1)       Cash and Cash Items              $      3,047
5-02(2)       Marketable Securities            $          0
5-02(3)(a)(1) Notes and Accounts Receivable -
              Trade                            $     12,009
5-02(4)       Allowances for Doubtful
              Accounts                         $         85
5-02(6)       Inventory                        $     53,688
5-02(9)       Total Current Assets             $     73,029
5-02(13)      Property, Plant and Equipment    $     18,204
5-02(14)      Accumulated Depreciation         $      6,565
5-02(18)      Total Assets                     $    105,817
5-02(21)      Total Current Liabilities        $     15,133
5-02(22)      Bonds, Mortgages and Similar
              Debt                             $          0
5-02(28)      Preferred Stock - Mandatory
              Redemption                       $          0
5-02(29)      Preferred Stock - No Mandatory
              Redemption                       $          0
5-02(30)      Common Stock                     $        126
5-02(31)      Other Stockholders' Equity       $     90,558
5-02(32)      Total Liabilities and
              Stockholders' Equity             $    105,817
5-03(b)1(a)   Net Sales of Tangible Products   $     17,674
5-03(b)1      Total Revenues                   $     17,817
5-03(b)2(a)   Cost of Tangible Goods Sold      $      9,164
5-03(b)2      Total Costs and Expenses
              Applicable to Sales and Revenue  $      9,164
5-03(b)3      Other Costs and Expenses         $          0
5-03(b)5      Provision for Doubtful Accounts
              and Notes                        $        331
5-03(b)(8)    Interest and Amortization of
              Debt Discount                    $          0
5-03(b)(10)   Income Before Taxes and Other
              Items                            $        428
5-03(b)(11)   Income Tax Expense               $        171
5-03(b)(14)   Income/Loss Continuing
              Operations                       $        257
5-03(b)(15)   Discontinued Operations          $          0
5-03(b)(17)   Extraordinary Items              $          0
5-03(b)(18)   Cumulative effect - Changes in
              Accounting Principles            $          0
5-03(b)(19)   Net Income or Loss               $        257
5-03(b)(20)   Earnings Per Share - Primary     $       0.02
5-03(b)(20)   Earnings Per Share - Fully
              Diluted                          $       0.02


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                                                  May 14, 1999
                    /s/ Milton Cohen
                    __________________________________
                    Milton L. Cohen
                        Chairman of the Board of Directors
                        and President
                        (Principal Executive Officer)


                                                  May 14, 1999
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)












