Form 10-Q
period 1999-06-30
LIFETIME HOAN CORP
filed 1999-08-16
CIK 874396

FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1999

Commission file number 1-19254



                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)



Delaware                                               11-2682486
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or                           Identification No.)
organization)



One Merrick Avenue,
Westbury, NY                                              11590
(Address of principal                                  (Zip Code)
executive offices)




Registrant's telephone number, including area code  (516) 683-6000



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

     Common Stock, $.01 Par Value 12,599,733 shares outstanding as of
                               July 31, 1999

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                                 June 30,
                                                  1999       December 31,
                                               (unaudited)       1998
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $339       $9,438
Accounts receivable, less allowances of
 $1,820 in 1999 and
 $1,527 in 1998                                    16,347       13,306
Merchandise inventories                            55,772       44,938
Prepaid expenses                                    2,678        2,956
Deferred income taxes                                 665          397
Other current assets                                1,517        1,230
TOTAL CURRENT ASSETS                               77,318       72,265

PROPERTY AND EQUIPMENT, net                        12,346       11,823
EXCESS OF COST OVER NET ASSETS ACQUIRED,net         9,337        9,316
OTHER INTANGIBLES,  net                            10,365       10,560
OTHER ASSETS                                        1,099        1,108
                    TOTAL ASSETS                 $110,465     $105,072


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                              $1,200     $      -
Accounts payable and trade acceptances              3,414        2,706
Accrued expenses                                   11,337       10,263
Income taxes                                        1,936          956
TOTAL CURRENT LIABILITIES                          17,887       13,925

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, shares
 authorized 25,000,000:
 shares issued and outstanding 12,599,733
 in 1999 and 12,588,264 in 1998                       126          126
Paid-in capital                                    76,192       76,115
Retained earnings                                  17,206       15,859
Notes receivable for shares issued to
 stockholders                                       (908)        (908)
Deferred compensation                                (38)         (45)
TOTAL STOCKHOLDERS' EQUITY                         92,578       91,147

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $110,465     $105,072




         See notes to condensed consolidated financial statements.


                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)


                                    Three Months Ended   Six Months Ended
                                        June 30,             June 30,
                                     1999       1998      1999      1998

Net Sales                           $26,903   $24,184   $44,720   $46,052
Cost of Sales                        13,525    12,171    22,689    23,643
Gross Profit                         13,378    12,013    22,031    22,409

Selling, General and
 Administrative Expenses              8,945     8,095    17,170    15,380

Income Before Income Taxes            4,433     3,918     4,861     7,029

Income Taxes                          1,769     1,600     1,940     2,800

NET INCOME                           $2,664    $2,318    $2,921    $4,229


EARNINGS PER COMMON SHARE-
    BASIC AND DILUTED                 $0.21     $0.18     $0.23     $0.33







         See notes to condensed consolidated financial statements.



                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                   Six Months Ended
                                                       June 30,
                                                   1999        1998
   OPERATING ACTIVITIES
   Net income                                     $2,921      $4,229
   Adjustments to reconcile net income
    to net cash (used in) operating
    activities:
   Depreciation and amortization                   1,406       1,250
   Deferred tax (benefit)                           (268)       (548)
   Provision for losses on accounts receivable       340          61
   Reserve for sales returns and allowances          765         276
   Changes in operating assets and liabilities:
   Accounts receivable                            (4,145)       1,405
   Merchandise inventories                       (10,833)      (8,241)
   Prepaid expenses, other current assets
    and other assets                                   -          231
   Accounts payable, trade acceptances
    and accrued expenses                           1,599       (2,028)
   Income taxes payable                              979          448

   NET CASH (USED IN) OPERATING ACTIVITIES        (7,236)      (2,917)

   INVESTING ACTIVITIES
   Purchase of property and equipment, net        (1,565)      (1,214)

   NET CASH (USED IN) INVESTING ACTIVITIES        (1,565)      (1,214)

   FINANCING ACTIVITIES
   Proceeds from short-term borrowings, net        1,200            -
   Proceeds from the exercise of stock options        76          300
   Cash dividends paid                            (1,574)      (1,568)

   NET CASH (USED IN) FINANCING ACTIVITIES          (298)      (1,268)

   (DECREASE) IN CASH AND CASH EQUIVALENTS        (9,099)      (5,399)

   Cash and cash equivalents at beginning
    of period                                      9,438        7,773

   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $339       $2,374


         See notes to condensed consolidated financial statements.


                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


Note A - Basis of Presentation
The   accompanying  unaudited  condensed  consolidated  financial statements  have  been  prepared  in  accordance  with  generally accepted  accounting principles for interim financial information and  with  the  instructions  to Form  10-Q  and  Article  10  of
Regulation  S-X.  Accordingly, they do not  include  all  of  the
information   and   footnotes  required  by  generally   accepted
accounting principles for complete financial statements.  In  the opinion  of  management, all adjustments  (consisting  of  normal recurring  accruals) considered necessary for a fair presentation have  been  included. Operating results for the six month  period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. It is suggested  that these condensed financial statements be  read  in conjunction  with the financial statements and footnotes  thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with  a  bank  (the  "Line") which may  be  used  for  short-term borrowings  or  letters  of credit.  As of  June  30,  1999,  the
Company   had  $12,228,000  of  letters  of  credit   and   trade
acceptances outstanding and $1,200,000 of borrowings. The Line is cancelable by either party at any time. Borrowings under the Line bear  interest payable daily at a negotiated short-term borrowing rate. The average daily borrowing rate was 6.1%.  The Company  is also charged a nominal fee on the entire Line.

Note D - Capital Stock
Cash Dividends:  On May 3, 1999 the Board of Directors declared a
regular   quarterly  cash  dividend  of  $0.0625  per  share   to
shareholders of record on May 5, 1999 paid on May 19,  1999.   On
August  4,  1999, the Board of Directors of the Company  declared another  regular quarterly cash dividend of $0.0625 per share  to shareholders of record on August 5, 1999, payable on  August  19,
1999.

Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 12,599,000 for the three months ended June
30, 1999 and 12,571,000 for the three months ended June 30, 1998.
For the six month periods ended June 30, 1999 and June 30, 1998, the weighted average number of common shares outstanding were 12,595,000 and 12,554,000 respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 12,811,000 for the three months ended June 30, 1999 and 12,891,000 for the three months ended June 30, 1998. For the six month periods ended June 30, 1999 and June 30, 1998, the diluted number of common shares outstanding were 12,816,000 and 12,858,000, respectively.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.


                                 Three Months      Six Months
                                    Ended             Ended
                                  June 30,          June 30,
                               1999     1998      1999    1998

   Net sales                  100.0%  100.0%    100.0%  100.0%
   Cost of sales               50.3     50.3      50.7    51.3
   Gross profit                49.7     49.7      49.3    48.7
   Selling, general and
    administrative expenses    33.2     33.5      38.4    33.5
   Income before income taxes  16.5     16.2      10.9    15.2
   Income taxes                 6.6      6.6       4.4     6.0
   Net Income                   9.9%     9.6%      6.5%    9.2%


                Three Months Ended June 30, 1999
          Compared to Three Months ended June 30, 1998

Net Sales
Net sales for the three months ended June 30, 1999 were $26.9 million, an increase of $2.7 million or 11.2% over the comparable
1998 quarter. The sales growth was due principally to shipments of our bakeware and baking-related products relating to the August 1998 acquisition of Roshco, Inc., shipments of our new
Reverer branded cutlery, and increased shipments of Farberwarer and Hoffritzr branded products, partially offset by lower sales in our non-branded products.

Gross Profit
Gross profit for the three months ended June 30, 1999 was $13.4 million, an increase of 11.4% from the comparable 1998 period.
Gross profit as a percentage of net sales was 49.7% for both periods.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended  June 30, 1999 were approximately $8.9 million, an increase of  approximately  $850,000, or 10.5% from  the  comparable  1998
quarter.   As  a  percentage  of sales these  expenses  decreased
slightly  to  33.2% compared to 33.5% in the 1998  quarter.   The
higher  expenses  were  attributable to  the  added  expenses  of operating  the Roshco warehouse and office facility and increased personnel costs.



                 Six Months Ended June 30, 1999
           Compared to Six Months ended June 30, 1998

Net Sales
Net  sales  for  the six months ended June 30,  1999  were  $44.7 million,  a decrease of $1.3 million or 2.9% as compared  to  the
corresponding   1998   period.   The  decrease   in   sales   was
attributable  to the Company's inability to ship customer  orders in  the first quarter of 1999 due to significant problems related to  the  installation  of a new warehouse  management  system  in
January  1999.   As  a consequence, net sales  during  the  first
quarter of 1999 declined sharply as compared to the corresponding quarter in the prior year. All significant issues relating to the installation  of  the new warehouse management system  have  been resolved.

Gross Profit
Gross  profit  for the six months ended June 30, 1999  was  $22.0 million,  a  decrease  of 1.7% from the comparable  1998  period.
Gross profit as a percentage of net sales increased to 49.3% from
48.7%  in the comparable 1998 period due primarily to changes  in the overall sales product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 1999 were $17.2 million, an increase of 11.6% from the comparable 1998 period. The higher expenses were attributable to the added expenses of operating the Roshco warehouse and office facility and increased personnel costs.


LIQUIDITY AND CAPITAL RESOURCES

The  Company  has a $25,000,000 unsecured line of credit  with  a bank (the "Line") which may be used for short-term borrowings  or letters  of credit and trade acceptances.  Borrowings  under  the
Line  bear  interest  payable daily at  a  negotiated  short-term borrowing rate. The Company is also charged a nominal fee on  the entire Line. As of June 30, 1999, the Company had $12,228,000  of
letters  of  credit and trade acceptances outstanding  under  the
Line  and  $1,200,000  of  borrowings  and,  as  a  result,   the
availability under the Line was $11,572,000.   The average  daily
borrowing rate was 6.1%.  The Line is cancelable by either  party at any time.

At June 30, 1999, the Company had cash and cash equivalents of $339,000 versus $9.4 million at December 31, 1998.

The decrease in cash and increase in short-term borrowings during the first six months of 1999 were used primarily to fund the Company's increased inventory levels and accounts receivable, partially offset by increases in current liabilities.

On  August  4,  1999,  the  Board of Directors  declared  another
regular   quarterly  cash  dividend  of  $0.0625  per  share   to
shareholders  of record on August 5, 1999, to be paid  on  August
19, 1999.  The dividend to be paid will be $787,000.

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

The  Company has installed a new financial/accounting systems and a  separate  new  warehouse  management  system  to  address  the financial  and operational needs of its business.  These  systems are  operational  and the Company has received confirmation  from the management of these new systems certifying that these systems are  in  fact Year 2000 compliant.  Testing of these  systems  to ensure that they are Year 2000 compliant has begun and should  be
fully  completed  by the end of the third quarter  of  1999.   As
results  of this testing process become available over  the  next two  months,  the Company will make contingency  plans  where  it deems necessary.

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

Although the Company believes that with the implementation of the new  financial/accounting and warehouse management systems, along with  the evaluation process of significant third party entities, the possibility of significant interruptions of normal operations should be reduced, there can be no assurance that failure of  the
Company,  third  party  vendors or  customers  to  be  Year  2000 compliant could have an adverse material impact on the operations of the Company's business.

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



PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security-Holders.

    The Company's annual meeting of stockholders was held on June
9, 1999. At the meeting, all six director nominees were elected and the appointment of Ernst & Young, LLP as independent auditors was ratified.

        (a) The following directors were elected for a one-year term by the votes indicated:



                                FOR          AGAINST     ABSTAIN

      Milton L. Cohen       11,364,770        18,730        0
      Jeffrey Siegel        11,365,548        17,952        0
      Craig Phillips        11,366,101        17,399        0
      Bruce Cohen           11,364,270        19,230        0
      Ronald Shiftan        11,366,101        17,399        0
      Howard Bernstein      11,358,601        24,899        0


        (b) Ernst & Young LLP was re-appointed as independent auditors to audit the Company's financial statements for the fiscal year ending December 31, 1999 by the following vote:



                                FOR          AGAINST     ABSTAIN

                            11,373,105        10,395        0


Item 6. Exhibit(s) and Reports on Form 8-K.

        (a) Exhibit(s) in the second quarter of 1999:

            Exhibit         Description

            No. 27     Financial Data Schedule



        (b)  Reports on Form 8-K in the second quarter of 1999:
             NONE




Exhibit 27.  Financial Data Schedule


                    Lifetime Hoan Corporation

                     Financial Data Schedule

            Pursuant to Item 601(c) of Regulation S-K

 This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements  for the Six Months ended June 30, 1999.

                (in thousands, except per share data)



     Item
    Number              Item Description                Amount

    5-02(1)        Cash and Cash Items               $      339
    5-02(2)        Marketable Securities             $        0
    5-02(3)(a)(1)  Notes and Accounts Receivable -
                    Trade                            $   16,432
    5-02(4)        Allowances for Doubtful Accounts  $       85
    5-02(6)        Inventory                         $   55,772
    5-02(9)        Total Current Assets              $   77,318
    5-02(13)       Property, Plant and Equipment     $   19,439
    5-02(14)       Accumulated Depreciation          $    7,093
    5-02(18)       Total Assets                      $  110,465
    5-02(21)       Total Current Liabilities         $   17,887
    5-02(22)       Bonds, Mortgages and Similar
                    Debt                             $        0
    5-02(28)       Preferred Stock - Mandatory
                    Redemption                       $        0
    5-02(29)       Preferred Stock - No Mandatory
                    Redemption                       $        0
    5-02(30)       Common Stock                      $      126
    5-02(31)       Other Stockholders' Equity        $   92,452
    5-02(32)       Total Liabilities and
                    Stockholders' Equity             $  110,465
    5-03(b)1(a)    Net Sales of Tangible Products    $   44,422
    5-03(b)1       Total Revenues                    $   44,720
    5-03(b)2(a)    Cost of Tangible Goods Sold       $   22,689
    5-03(b)2       Total Costs and Expenses
                    Applicable to Sales and Revenues $   22,689

    5-03(b)3       Other Costs and Expenses          $        0
    5-03(b)5       Provision for Doubtful Accounts
                    and Notes                        $      340
    5-03(b)(8)     Interest and Amortization of
                    Debt Discount                    $        0
    5-03(b)(10)    Income Before Taxes and Other
                    Items                            $    4,861
    5-03(b)(11)    Income Tax Expense                $    1,940
    5-03(b)(14)    Income/Loss Continuing Operations $    2,921
    5-03(b)(15)    Discontinued Operations           $        0
    5-03(b)(17)    Extraordinary Items               $        0
    5-03(b)(18)    Cumulative effect - Changes in
                    Accounting Principles            $        0
    5-03(b)(19)    Net Income or Loss                $    2,921
    5-03(b)(20)    Earnings Per Share - Primary      $     0.23
    5-03(b)(20)    Earnings Per Share - Fully
                     Diluted                         $     0.23


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation


                                                  August 13, 1999


                    /s/ Milton L. Cohen
                    __________________________________
                    Milton L. Cohen
                        Chairman of the Board of Directors
                        and President
                        (Principal Executive Officer)



                                                  August 13, 1999


                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting
                        Officer)












