Form 10-Q
period 1999-09-30
LIFETIME HOAN CORP
filed 1999-11-12
CIK 874396

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1999

Commission file number 1-19254



                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)



Delaware                                            11-2682486
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)




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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes X No



                   APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 Par Value 12,600,146 shares outstanding as of
                             October 31, 1999

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                             September
                                              30, 1999        December
                                            (unaudited)       31, 1998
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $236       $9,438
Accounts receivable, less allowances of
$1,591 in 1999 and $1,527 in 1998                  12,631       13,306
Merchandise inventories                            61,597       44,938
Prepaid expenses                                    2,608        2,956
Deferred income taxes                                 632          397
Other current assets                                1,571        1,230
TOTAL CURRENT ASSETS                               79,275       72,265

PROPERTY AND EQUIPMENT, net                        12,545       11,823
EXCESS OF COST OVER NET ASSETS ACQUIRED,net         9,368        9,316
OTHER INTANGIBLES,  net                            10,268       10,560
OTHER ASSETS                                        1,149        1,108
              TOTAL ASSETS                       $112,605     $105,072


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                              $5,900     $      -
Accounts payable and trade acceptances              5,594        2,706
Accrued expenses                                    8,921       10,263
Income taxes                                            -          956
TOTAL CURRENT LIABILITIES                          20,415       13,925

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, shares
authorized 25,000,000;
shares issued and outstanding 12,600,146
in 1999 and 12,588,264 in 1998                        126          126
Paid-in capital                                    76,194       76,115
Retained earnings                                  16,812       15,859
Notes receivable for shares issued to               (908)        (908)
stockholders
Deferred compensation                                (34)         (45)
TOTAL STOCKHOLDERS' EQUITY                         92,190       91,147

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $112,605     $105,072




         See notes to condensed consolidated financial statements.


                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                Three Months Ended  Nine Months Ended
                                   September 30,        September 30,
                                 1999       1998      1999      1998

Net Sales                      $22,950    $31,313   $67,670   $77,365

Cost of Sales                   12,254     16,003    34,943    39,646

Gross Profit                    10,696     15,310    32,727    37,719

Selling, General and
Administrative Expenses         10,033      9,191    27,203    24,572

Income Before Income Taxes         663      6,119     5,524    13,147

Income Taxes                       270      2,425     2,210     5,225

NET INCOME                        $393     $3,694    $3,314    $7,922


EARNINGS PER COMMON SHARE-BASIC  $0.03      $0.29     $0.26     $0.63

EARNINGS PER COMMON SHARE-
DILUTED                          $0.03      $0.29     $0.26     $0.62






         See notes to condensed consolidated financial statements.



                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)


                                                 Nine Months Ended
                                                   September 30,
                                                   1999        1998
   OPERATING ACTIVITIES
   Net income                                     $3,314      $7,922
   Adjustments to reconcile net income to net
   cash (used in) operating activities:
   Depreciation and amortization                   2,157       1,808
   Deferred tax (benefit)                          (235)       (564)
   Provision for losses on accounts receivable       375          78
   Reserve for sales returns and allowances        1,239         790
 Changes in operating assets and liabilities,
   excluding the effects of the Roshco, Inc.
   acquisition:
   Accounts receivable                             (939)     (3,332)
   Merchandise inventories                      (16,659)     (7,456)

   Prepaid expenses, other current assets
        and other assets                            (15)       (263)
   Accounts payable, trade acceptances
     and accrued expenses                          2,166     (5,131)
   Income taxes payable                            (974)         801

   NET CASH (USED IN) OPERATING ACTIVITIES       (9,571)     (5,347)

   INVESTING ACTIVITIES
   Purchase of property and equipment, net       (2,333)     (1,383)
   Purchase of marketable securities                   -       (256)
   Payment of note payable of acquired
   business                                            -     (2,586)
   Acquisition of Roshco, Inc.                     (916)     (4,758)

   NET CASH (USED IN) INVESTING ACTIVITIES       (3,249)     (8,983)

   FINANCING ACTIVITIES
   Proceeds from short-term borrowings, net        5,900       9,200
   Proceeds from the exercise of stock options        80         321
   Cash dividends paid                           (2,362)     (2,355)

   NET CASH PROVIDED BY FINANCING ACTIVITIES       3,618       7,166

   (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                   (9,202)     (7,164)
   Cash and cash equivalents at beginning of       9,438       7,773
   period

   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $236        $609


         See notes to condensed consolidated financial statements.


                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


Note A - Basis of Presentation
The   accompanying  unaudited  condensed  consolidated  financial statements  have  been  prepared  in  accordance  with  generally accepted  accounting principles for interim financial information and  with  the  instructions  to Form  10-Q  and  Article  10  of
Regulation  S-X.  Accordingly, they do not  include  all  of  the
information   and   footnotes  required  by  generally   accepted
accounting principles for complete financial statements.  In  the opinion  of  management, all adjustments  (consisting  of  normal recurring  accruals) considered necessary for a fair presentation have  been included. Operating results for the nine month  period ended  September 30, 1999 are not necessarily indicative  of  the results  that  may be expected for the year ending  December  31,
1999.  It  is suggested that these condensed financial statements
be   read  in  conjunction  with  the  financial  statements  and footnotes thereto included in the Company's Annual Report on Form
10-K for the year ended December 31, 1998.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short-term borrowings or letters of credit. As of September 30, 1999, the Company had $8,023,000 of letters of credit and trade acceptances outstanding and $5,900,000 of borrowings. The Line is cancelable by either party at any time. Borrowings under the Line bear interest payable daily at a negotiated short-term borrowing rate.
The  average  daily  borrowing rate for the  three  months  ended
September 30, 1999 was 6.5%. The Company is also charged a nominal fee on the entire Line.

Note D - Capital Stock
Cash  Dividends:   On  August  4, 1999  the  Board  of  Directors
declared  a regular quarterly cash dividend of $0.0625 per  share to  shareholders of record on August 5, 1999, paid on August  19,
1999.  On October 26, 1999, the Board of Directors of the Company
declared  another regular quarterly cash dividend of $0.0625  per share  to shareholders of record on November 5, 1999, payable  on
November 19, 1999.

Earnings  Per Share:  Basic earnings per share has been  computed by  dividing net income by the weighted average number of  common shares  outstanding  of  12,600,000 for the  three  months  ended
September  30,  1999  and 12,585,000 for the three  months  ended
September  30, 1998.  For the nine month periods ended  September
30,  1999 and September 30, 1998, the weighted average number  of
common   shares   outstanding  were  12,597,000  and   12,565,000
respectively.  Diluted earnings per share has  been  computed  by dividing  net  income by the weighted average  number  of  common shares  outstanding,  including the  dilutive  effects  of  stock options,  of 12,767,000 for the three months ended September  30,
1999  and  12,809,000  for the three months ended  September  30,
1998.  For  the nine month periods ended September 30,  1999 and
September   30,  1998,  the  diluted  number  of  common shares
outstanding were 12,794,000 and 12,842,000, respectively.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.



                                 Three Months       Nine Months
                                     Ended             Ended
                                 September 30,     September 30,
                                1999    1998      1999    1998

   Net Sales                    100.0%  100.0%    100.0%  100.0%
   Cost of sales                 53.4    51.1      51.6    51.2
   Gross profit                  46.6    48.9      48.4    48.8
   Selling, general and
   administrative expenses       43.7    29.4      40.2    31.8
   Income before income taxes     2.9    19.5       8.2    17.0
   Income taxes                   1.2     7.7       3.3     6.8
   Net Income                     1.7%   11.8%      4.9%   10.2%


              Three Months Ended September 30, 1999
        Compared to Three Months ended September 30, 1998

Net Sales
Net sales were $22.9 million for the third quarter of 1999 versus
$31.3  million in the third quarter of 1998, a decrease of 26.7%.
The   sales  decline  was  attributable  to  additional  problems encountered  during  the quarter in the Company's  new  warehouse management  system that impacted its ability to ship  merchandise to  its customers. The Company believes that appropriate measures have been taken to rectify the problems and stabilize the system.
However, these problems created a backup of orders which in  turn
resulted   in   increased  inventory  levels  well   beyond   the
warehouse's  efficient  capacity, which continues  to  negatively affect the current level of shipments.

Gross Profit
Gross  profit for the three months ended September 30,  1999  was
$10.7  million,  a  decrease of 30.1% from  the  comparable  1998 period.  Gross profit as a percentage of sales declined to  46.6%
from  48.9%  due  to an unfavorable change in the  overall  sales product mix and customer mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended  September  30, 1999 were approximately $10.0  million,  an
increase  of 9.2% from the comparable 1998 quarter.   The  higher
expenses  were  primarily  attributable  to  increased  warehouse personnel  expenses and warehouse operating expenses  and,  to  a lesser  extent,  increased depreciation expense  related  to  the installation of a new financial/accounting system and a  separate new warehouse management system.



              Nine Months Ended September 30, 1999
        Compared to Nine Months ended September 30, 1998

Net Sales
For  the  nine months ended September 30, 1999 net sales  totaled
$67.7  million versus $77.4 million for the comparable period  in
1998.   The  decrease in sales was attributable to the  Company's
inability to ship customer orders in the first and third quarters of  1999  due to significant problems related to the installation of  a  new  warehouse management system.  As a  consequence,  net sales  during  the first and third quarters of 1999  declined  as
compared  to the corresponding quarters in the prior  year.   The
Company  believes that appropriate measures have  been  taken  to
rectify  the  problems  and stabilize the system.   However,  the
problems in the third quarter created a backup of orders which in turn  resulted  in  increased inventory levels  well  beyond  the warehouse's  efficient  capacity, which continues  to  negatively affect the current level of shipments.

Gross Profit
Gross  profit  for the nine months ended September 30,  1999  was
$32.7  million,  a  decrease of 13.2% from  the  comparable  1998 period.  Gross profit as a percentage of net sales was 48.4%  for the nine months ended September 30, 1999 as compared to 48.8%  in the comparable 1998 period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine  months ended September 30, 1999 were $27.2 million, an increase of 10.7%
from  the  comparable  1998  period.  The  higher  expenses  were primarily  attributable to the added expenses  of  operating  the
Roshco   warehouse  and  office  facility,  increased   warehouse
personnel  costs,  warehouse operating  expenses,  and  increased depreciation  expense  related  to  the  installation  of  a  new
financial   management  system  and  a  separate  new   warehouse
management system.

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

LIQUIDITY AND CAPITAL RESOURCES

The  Company  has a $25,000,000 unsecured line of credit  with  a bank (the "Line") which may be used for short-term borrowings  or letters  of credit and trade acceptances.  Borrowings  under  the
Line  bear  interest  payable daily at  a  negotiated  short-term borrowing rate. The Company is also charged a nominal fee on  the entire Line. As of September 30, 1999, the Company had $8,023,000
of  letters  of  credit  and  trade acceptances  outstanding  and
$5,900,000 of borrowings and, as a result, the availability under
the  Line was $11,077,000.   The average daily borrowing rate for
the three months ended September 30, 1999 was 6.5%.  The Line  is cancelable by either party at any time.

At September 30, 1999, the Company had cash and cash equivalents of $236,000 versus $9.4 million at December 31, 1998.

The  decrease  in  cash  during the first  nine  months  of  1999 resulted  primarily  from the funding of the Company's  increased inventory  levels,  purchases of property and equipment  and  the payment  of  cash  dividends, partially offset  by  increases  in current liabilities.

On  October  26,  1999, the Board of Directors  declared  another
regular   quarterly  cash  dividend  of  $0.0625  per  share   to
shareholders  of  record  on November 5,  1999,  to  be  paid  on
November 19, 1999.  The dividend to be paid will be approximately
$787,000.

On  September 23, 1999 the Company announced it entered  into  an agreement  to  acquire  a 51% controlling  interest  in  each  of
Prestige   Italiana,   Spa.  and  Prestige  Haushaltswaren   GmbH
(together  the  "Prestige Companies").   The  Prestige  Companies
market  and  distribute  kitchen  tools,  gadgets,  cutlery,  and bakeware  under the Prestige trade name in Italy and Germany  and for  the  twelve  months  ended August  31,  1999,  the  Prestige
Companies  had combined net sales of approximately  $10  million.
The Company paid approximately $1.3 million for its 51% ownership positions.

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

The  results  of  operations  of  the  Company  for  the  periods discussed  have not been significantly affected by  inflation  or
foreign    currency    fluctuation.   The   Company    negotiates
predominantly  all  of  its  purchase  orders  with  its  foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation  in foreign currencies, the Company's  cost  for  its purchases  is not subject to change after the time the  order  is placed.  However,  any  weakening of  the  United  States  dollar against  local  currencies  could lead certain  manufacturers  to increase  their  United States dollar prices  for  products.  The
Company  believes  it would be able to compensate  for  any  such price increase.

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

The Company has installed a new financial/accounting system and a separate new warehouse management system to address the financial
and  operational  needs  of  its  business.   These  systems  are
operational  and the Company has received confirmation  from  the suppliers of these new systems certifying that these systems  are in  fact Year 2000 compliant.  Testing of these systems to ensure that  they  are Year 2000 compliant was performed  in  the  third quarter  of  1999  and, so far, the results indicate  that  these systems  are  Year 2000 compliant.  Additional testing  is  being performed and as results of this testing process become available over the next two months, the Company will make contingency plans where it deems necessary.

The  Company  relies  on third parties for  inventory,  supplies, financial products and other key services.  Third party  entities that could have a potential material impact on the operations  of the  Company's  business  have been contacted  to  determine  the progress  that  each  has  made  in  connection  with  Year  2000 compliance issues.  Despite the Company's efforts, there  can  be no  guarantee  that  the  systems of other  companies  which  the
Company  relies  on to conduct its day-to-day  business  will  be compliant.  If any of such systems are non-compliant, the Company may,  among  other things, experience difficulties  in  obtaining inventory and supplies.  The Company will make contingency  plans for  any  entity  it  feels  has not made  satisfactory  progress towards being Year 2000 compliant.  Contingency plans may include increasing  inventory levels, securing alternate  supply  sources and taking other appropriate measures.

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

Notwithstanding Year 2000 issues, the Company decided to install the new financial/accounting system and a separate new warehouse management system to accommodate the Company's growth. Therefore, at this time, the costs relating to Year 2000 compliance activities have not been significant and, based on management's best estimates, are not expected to be significant. However, due to the complexity and pervasiveness of Year 2000 issues, in particular the uncertainty regarding the compliance programs of third parties, no assurance can be given that costs will not exceed those currently anticipated by the Company.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not trade in derivative financial instruments.
The Company's revolving line of credit bears interest at a variable rate and, therefore, the Company is subject to market-risk in the form of interest rate fluctuations.


PART II - OTHER INFORMATION


Item 6. Exhibit(s) and Reports on Form 8-K.

        (a) Exhibit(s) in the third quarter of 1999:

            Exhibit No.     Description

                27          Financial Data Schedule (filed herewith)


        (b)  Reports on Form 8-K in the third quarter of 1999:  NONE




Exhibit 27.  Financial Data Schedule


                    Lifetime Hoan Corporation

                     Financial Data Schedule

            Pursuant to Item 601(c) of Regulation S-K

 This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements for the Nine Months ended September 30, 1999.
              (in thousands, except per share data)



    Item                   Item Description             Amount
    Number

    5-02(1)         Cash and Cash Items               $      236
    5-02(2)         Marketable Securities             $        0
    5-02(3)(a)(1)   Notes and Accounts Receivable -
                    Trade                             $   12,716
    5-02(4)         Allowances for Doubtful Accounts  $       85
    5-02(6)         Inventory                         $   61,597
    5-02(9)         Total Current Assets              $   79,275
    5-02(13)        Property, Plant and Equipment     $   20,083
    5-02(14)        Accumulated Depreciation          $    7,538
    5-02(18)        Total Assets                      $  112,605
    5-02(21)        Total Current Liabilities         $   20,415
    5-02(22)        Bonds, Mortgages and Similar Debt $        0
    5-02(28)        Preferred Stock - Mandatory
                    Redemption                        $        0
    5-02(29)        Preferred Stock - No Mandatory
                    Redemption                        $        0
    5-02(30)        Common Stock                      $      126
    5-02(31)        Other Stockholders' Equity        $   92,064
    5-02(32)        Total Liabilities and
                    Stockholders' Equity              $  112,605
    5-03(b)1(a)     Net Sales of Tangible Products    $   67,220
    5-03(b)1        Total Revenues                    $   67,670
    5-03(b)2(a)     Cost of Tangible Goods Sold       $   34,943
    5-03(b)2        Total Costs and Expenses
                    Applicable to Sales and Revenues  $   34,943
    5-03(b)3        Other Costs and Expenses          $        0
    5-03(b)5        Provision for Doubtful Accounts
                    and Notes                         $      375
    5-03(b)(8)      Interest and Amortization of
                    Debt Discount                     $        0
    5-03(b)(10)     Income Before Taxes and Other
                    Items                             $    5,524
    5-03(b)(11)     Income Tax Expense                $    2,210
    5-03(b)(14)     Income/Loss Continuing Operations $    3,314
    5-03(b)(15)     Discontinued Operations           $        0
    5-03(b)(17)     Extraordinary Items               $        0
    5-03(b)(18)     Cumulative effect - Changes in
                    Accounting Principles             $        0
    5-03(b)(19)     Net Income or Loss                $    3,314
    5-03(b)(20)     Earnings Per Share - Primary      $     0.26
    5-03(b)(20)     Earnings Per Share - Fully
                    Diluted                           $     0.26


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation


                                               November 12, 1999


                    /s/ Milton L. Cohen
                    __________________________________
                    Milton L. Cohen
                        Chairman of the Board of Directors
                        and President
                        (Principal Executive Officer)



                                               November 12, 1999


                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting
                        Officer)












