Form 10-K
period 1999-12-31
LIFETIME HOAN CORP
filed 2000-03-30
CIK 874396

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [No Fee Required]
       For the fiscal year ended December 31, 1999
                           or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
 [No Fee Required]

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

Securities registered pursuant to Section 12(g) of the
Act:

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

    The aggregate market value of 5,651,000 shares of the
    voting stock held by non-affiliates of the registrant
    as   of   February   29,   2000   was   approximately
    $36,025,000.   Directors,  executive  officers,   and
    trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.

    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 29, 2000 was 11,800,746.

           DOCUMENTS INCORPORATED BY REFERENCE
    See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities & Exchange Act of 1934 and the
    Exhibit Index hereto.


                LIFETIME HOAN CORPORATION

                        FORM 10-K

                    TABLE OF CONTENTS



PART 1
1.   Business                                          3
2.   Properties                                       10
3.   Legal Proceedings                                11
4.   Submission of Matters to a Vote of Security Holders
11


PART II
5.   Market for the Registrant's Common Stock and Related
Stockholder Matters                                   11
6.   Selected Financial Data                          12
7.   Management's Discussion and Analysis of Financial
Condition
     and Results of Operations                        13
8.   Financial Statements and Supplementary Data      17
9.   Changes in and Disagreements with Accountants on
Accounting
     and Financial Disclosure                         17


PART III
10.  Directors and Executive Officers of the Registrant18
11.  Executive Compensation                           19
12.  Security Ownership of Certain Beneficial Owners and
Management                                            19
13.  Certain Relationships and Related Transactions   19

PART IV
14. Exhibits, Financial Statement Schedules, and Reports
  on Form 8-K                                        19
Exhibit Index                                         19
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

Lifetime   Hoan   Corporation   designs,   markets    and
distributes   a   broad  range  of   household   cutlery,
kitchenware, cutting boards and bakeware products.  Items
are  sold  under   both owned and licensed  trade  names.
Owned trade names include Hoffritzr, Prestiger, Tristarr,
Old  Homesteadr, Roshcor, Baker's Advantager  and  Hoanr.
Licensed trade names include Farberwarer, Reverer and various names under license from The Pillsbury Company.
The Farberwarer trade name is used pursuant to a 200 year royalty-free license. As used herein, unless the context requires otherwise, the terms "Company" and "Lifetime" mean Lifetime Hoan Corporation and its subsidiaries.

Sales growth is stimulated by expanding product offerings
and  penetrating  various channels of distribution,  both
domestically and internationally. Lifetime has  developed
a  strong  consumer franchise by promoting and  marketing
innovative products under Company trade names and through
licensing   agreements.   In  addition,   the   following
acquisitions and agreements have been made which have had a favorable impact on the Company's business:


Hoffritzr

In September 1995, the Company acquired the Hoffritzr trademarks and brand name. The Company uses the name on various products including cutlery, scissors, personal care implements, kitchen tools, bakeware, barware and barbecue accessories. The Company believes that Hoffritzr is a well-known, respected name with a history of quality. The acquisition has enabled the Company to sell products at higher price points than the rest of the Company's products. Since acquiring the brand name, the Company has continuously designed and developed new items each year and currently sells approximately 350 types of items under the Hoffritz brand name. The Company markets these products through major department stores and high end specialty stores nationwide.

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

Meyer Agreement

In 1997, the Company entered into an agreement with Meyer
Corporation,  regarding the operation  of  the  Company's
Farberware  retail  outlet  stores.   Pursuant   to   the
agreement,  the Company continues to own and operate  the
Farberware  retail  outlet  stores,  which  the   Company
acquired  in  1996, and Meyer Corporation,  the  licensed
manufacturer  of  Farberware branded  cookware  products,
assumes  responsibility  for merchandising  and  stocking
cookware  products  in  the  stores.   Meyer  Corporation
receives all revenue from sales of Farberware cookware, currently occupies 40% of the space in each store and reimburses the Company for 40% of the operating expenses of the stores.
Salton Agreement

Effective  January 1, 2000, the Company entered  into  an
agreement  with Salton Inc., regarding the  operation  of
the  Company's Farberware retail outlet stores.  Pursuant
to  the  agreement,  the Company  continues  to  own  and
operate  the  Farberware retail outlet stores, which  the
Company  acquired in 1996 and Salton Inc.,  the  licensed
manufacturer  of  Farberware branded  electric  products,
assumes  responsibility  for merchandising  and  stocking
electric products in the stores. Salton Inc. receives all
revenue  from sales of Farberware electric, occupies  20%
of the space in each store and reimburses the Company for 20% of the operating expenses attributable to the stores.
Roshco Acquisition

In   August  1998,  the  Company  acquired  all  of   the
outstanding  common stock of Roshco, Inc.  ("Roshco"),  a
privately  held  bakeware  and  baking-related   products
distributor,   located  in  Chicago,  Illinois.    Roshco
markets  its  bakeware and baking-related products  under
the  Roshco  and Baker's Advantage trade names,  and  its
revenues  were approximately $10 million  in  1997.   The
purchase  price consisted of an initial cash  payment  of
$5.0  million and notes payable of $1.5 million. In  1999
the  Company  paid $500,000 for the first  note  payable.
The Company is also obligated to make additional payments based on annual sales volume for bakeware and baking-related products for a period of two years. In 1999 the Company paid approximately $416,000 for the first year.
The Company also assumed bank debt of $2.6 million that was paid on the acquisition date.

Revere Agreement

In  October  1998, the Company entered into  a  licensing
agreement  with Corning Consumer Products Company.   This
agreement allows the Company to design and market cutlery and cutting boards under the Reverer trademark in the United States and Canada. Shipments of products under the Reverer name began in the first halfsecond quarter of 1999.

Prestige Acquisition

In  September  1999,  the Company  acquired  51%  of  the
capital  stock  of  Prestige  Italiana,  Spa.  ("Prestige
Italy")   and  Prestige  Haushaltswaren  GmbH  ("Prestige
Germany")   (together,  the  "Prestige  Companies")   for
approximately $1.3 million in cash.
  Meyer Corporation will continue to own 49% of the Prestige Companies.

The Prestige Companies market and distribute kitchen tools, gadgets, cutlery and bakeware under the Prestiger trade name in Italy and Germany. For the twelve months ended August 31, 1999, the Prestige Companies recorded net revenues of approximately $10 million.

Salton Agreement

Effective  January 1, 2000, the Company entered  into  an
agreement  with Salton Inc., regarding the  operation  of
the  Company's Farberware retail outlet stores.  Pursuant
to  the  agreement,  the Company  continues  to  own  and
operate  the  Farberware retail outlet stores, which  the
Company  acquired in 1996, and Salton Inc., the  licensed
manufacturer  of  Farberware branded  electric  products,
assumes  responsibility  for merchandising  and  stocking
electric products in the stores. Salton Inc. receives all
revenue  from sales of Farberware electric, occupies  20%
of the space in each store and reimburses the Company for 20% of the operating expenses attributable to the stores.


                            5
Products

The  Company  designs, markets and  distributes  a  broad
range  of household cutlery, kitchenware, cutting  boards
and  bakeware, marketing its products under various trade
names   including   Farberwarer,  Hoffritzr,   Prestiger,
Bakers Advantager and Reverer.

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

Kitchenware

The  Company  sells  over 2,750 kitchenware  items  under
various  trade  names  including Farberwarer,  Hoffritzr,
Hoanr,   Prestiger,  Smart  Choice  and  Pillsbury.   The
kitchenware  items  are  manufactured  to  the  Company's
specifications   outside  the  United  States   and   are
generally  shipped  fully  assembled.   These  items  are
typically packaged on a card which can be mounted for sale on racks at the retailers' premises for maximum display visibility. Products include the following:

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

      This  product line includes baking, measuring,  and
rangetop products such as cookie sheets, muffin, cake and
pie  pans, drip pans, bake, roast and loaf pans,  scraper
sets,  whisks,  cutters,  rolling  pins,  baking  shells,
baking  cups,  measuring devices,  thermometers,  timers,
pizza  stones,  fondues,  woks,  ceramics  and  coasters.
These   items   are   manufactured   to   the   Company's
specifications   outside  the  United  States   and   are
generally  shipped  fully assembled.   The  Company  also
began to design, market and distribute selected items of this product line under the trade names of Hoffritzr and Farberwarer in the first half of 1999.

     The  Company  also  distributes  bakeware  under   a
license from Pillsbury, one of America's best known brands of baking accessories, featuring the Poppin-FreshT logo on such items as pastry brushes, spatulas, whisks, spoon and cup sets, cookie cutters, mixing spoons and magnets.


New Products

The  Company  has  a  design and  development  department
consisting  of  14  employees who  create  new  products,
packaging  and merchandising concepts. In excess  of  450
items were developed or remodeled in 1999, including the following:

Hoffritz:   Introduction of a new  line  of  professional
bakeware, fondue sets and numerous additions to the kitchenware product line line.in 1999.

Cutlery:  Introduction of Reverer cutlery and Farberwarer
Walnut Millenium knife block sets and open stock cutlery.

Gadgets:   Introduction of Farberwarer  and  Roshcor  100
piece cookie cutter sets, metal cleaning polishes and expansion of the Millenium line of kitchen tools and accessories.

Bakeware:   Introduction of Pillsbury non stick  bakeware
line, Roshcor ceramic bakeware and Roshcor clay bakers.


Sources of Supply

The  Company  sources its products from approximately  40
manufacturers   located  primarily  in  the   Far   East,
including  the  People's Republic of China and  Malaysia,
and  to  a  smaller extent in the United  States,  India,
France,   Indonesia,  Taiwan,  Thailand  and  Italy.    A
majority   of  its  cutlery  was  purchased  from   three
suppliers in 1999 who accounted for 47%, 26% and  17%  of
the  total purchases and from five suppliers in 1998  who
accounted  for 29%, 24%, 18%, 13% and 10%  of  the  total
purchases, respectively.  An interruption of supply  from
any  of  these manufacturers could have an adverse impact
on  the  Company's  ability to fill orders  on  a  timely
basis.  However, the Company believes other manufacturers
with  whom  the Company does business would  be  able  to
increase    production   to   fulfill    the    Company's
requirements.

The  Company's  policy is to maintain a  large  inventory
base  and,  accordingly, it orders products substantially
in  advance of anticipated time of sale to its customers.
While  the  Company  does not have any  long-term  formal
arrangements  with  any  of  its  suppliers,  in  certain
instances,  particularly in the manufacture  of  cutlery,
the  Company places firm commitments for products  up  to
twelve  months in advance of receipt of firm orders  from
customers.    Lifetime's    arrangements    with     most
manufacturers  allow  for flexibility  in  modifying  the
quantity,  composition and delivery dates of each  order.
Excluding the Prestige Companies, all purchase orders are
in   United   States  dollars.   The  Prestige  Companies
purchase orders are in their local currency.

Marketing

The  Company  markets its product lines directly  through
its  own sales force and through a network of independent
sales  representatives.  The Company's products are  sold
primarily  in  the  United States to approximately  1,000
customers including national retailers, department  store
chains,   mass  merchant  retail  and  discount   stores,
supermarket  chains,  warehouse clubs,  direct  marketing
companies, specialty chains and through other channels of
distribution. During the years ended December  31,  1999,
1998  and  1997, Walmart accounted for approximately  14%
,17%  and  15%  of  net  sales, respectively.   No  other
customer accounted for 10% or more of the Company's net sales during 1999, 1998 and 1997.

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

Patents and Trademarks

The  Company uses a number of owned trademarks, primarily
Hoffritzr,  Tristarr  and Hoanr, as well  as  Farberwarer
which   is   licensed  under  a  200  year   royalty-free
agreement, which the Company considers significant to its
competitive  position.  Some  of  these  trademarks   are
registered  in the United States and others  have  become
distinctive  marks as to which the Company  has  acquired
common   law  rights.  The  Company  also  has   licensed
trademarks   from  The  Pillsbury  Company  and   Corning
Consumer  Products Company which it uses in its business.
The  Company also owns several design and utility patents
expiring from 2000 to 2017 on the overall design of  some
of  its  products.  The  Company also  acquired  patents,
trademarks  and  copyrights as  part  of  the   Hoffritzr
purchase and Roshco acquisition, that expire from 2000 to 2022. The Company believes that the expiration of any of its patents would not have a material adverse effect on its business.

Seasonality

Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during its third and fourth quarters. During 1999, the Company experienced problems with the installation of a new warehouse management system that negatively impacted its ability to make shipments primarily in the first and third quarters which impacted the normal seasonality of quarterly shipments. The following table sets forth the quarterly net sales for the years ended December 31, 1999, 1998 and 1997:

                        Net   Sales
                      (in thousands)

            1st      2nd       3rd       4th
           Quarter   Quarter   Quarter   Quarter
1999       $17,800   $26,900   $23,000   $39,100

1998        21,900    24,200    31,300    39,400

1997        21,100    22,100    24,500    32,300



Backlog

Lifetime receives projections on a seasonal basis from its principal customers; however, firm purchase orders are most frequently placed on an as needed basis. The
Company's experience has been that while there may be some modifications of customers' projections, the Company is able, with some degree of certainty, to predict its product needs.

Lifetime's  backlog at December 31,  1999  and  1998  was
$9,802,000  and  $4,227,000  respectively.   The  Company
expects  to  fill  the  1999 backlog  during  2000.   The
Company  does  not believe that backlog is indicative  of
its  future results of operations or prospects.  Although
the  Company  seeks  commitments from customers  well  in
advance  of  shipment dates, actual confirmed orders  are
typically  not  received  until  close  to  the  required
shipment dates.

Employees

As of December 31, 1999, Lifetime had 685 685 full-time employees, of whom 5 were employed in an executive capacity, 51 in sales, marketing, design or product development, 58 in financial, administrative or clerical capacities, 286 in warehouse or distribution capacities and 239 were outlet store personnel. Prestige Italy had 19 employees and Prestige Germany had 27 employees. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The following table describes the facilities at which the Company operates its business:




                             Approximate  Owned      Lease
Description/Use of             Square      or      Expiration
     Property       Location  Footage     Leased      Date
Corporate           Westbury,
headquarters and    New York   47,000    Owned        N/A
outlet store        York

Warehouse  and      Dayton,
distribution        New       305,000   Leased      1/31/01
facility            Jersey

Warehouse  and      Dayton,
distribution        New       136,000   Leased      1/31/01
facility            Jersey

Warehouse and       Cranberry,
distribution        New       152,000   Leased      6/30/04
facility            Jersey

                    Bentonville,
Showroom            Arkansas    1,000   Leased      3/31/02


                    Chicago,
Sales office        Illinois    1,000   Leased     12/31/03


Prestige     Italy
office,  warehouse
and   distribution  Milan,     26,000    Owned         N/A
facility            Italy

Prestige   Germany
office,  warehouse  Solingen
and   distribution  Germany    24,000   Leased      3/31/01
facility


In 1999, the Company built a 5,000 square foot addition onto its corporate headquarters to house a new outlet store.

Aside  from  the properties listed above,  the  Company's
Outlet Store subsidiary leases approximately 55 stores in
retail outlet centers located in 24 states throughout the
United  States.  The square footage of the  stores  range
from  approximately  2,000 square feet  to  5,000  square
feet.  The terms of these leases range from three to five
years  with  expiration dates beginning in February  2000
and extending through December 2005.

The Company is designing a new distribution center, which it expects to commence leasing in the second half of 2001.



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



PART II

ITEM  5.  MARKET  FOR THE REGISTRANT'S COMMON  STOCK  AND
RELATED STOCKHOLDER MATTERS

The  Company's  Common Stock is traded under  the  symbol
"LCUT"  on The Nasdaq National Market ("Nasdaq") and  has
been since its initial public offering in June 1991.   In
December  1999,  the Board of Directors  of  the  Company
authorized  a  repurchase  of  up  to  1,000,000  of  its
outstanding  common shares.  Through December  31,  1999,
782,500   common  shares  were  repurchased  and  through
February 29, 2000, an aggregate of 799,400 common  shares
were repurchased.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by Nasdaq.


                        1999          1998

                     High   Low    High    Low

  First Quarter      $10.88  $9.38 $11.50  $9.25

  Second Quarter     $10.38  $7.25 $12.56  $9.75

  Third Quarter      $10.13  $7.25 $11.25  $8.00

  Fourth Quarter      $7.38  $4.78 $11.75  $8.00



At December 31, 1999, the Company estimates that there were approximately 1,000 beneficial holders of the Common
Stock of the Company.

The  Company paid quarterly cash dividends of $0.0625 per
share  or a total annual cash dividend of $0.25 per share
on  its Common Stock in each of 1999 and 1998.  The Board
of Directors currently intends to maintain quarterly cash
dividends  of $0.0625 per share of Common Stock  for  the
foreseeable  future,  although  the  Board  may  in   its
discretion determine to modify or eliminate such dividend
at any time.



ITEM 6. SELECTED FINANCIAL DATA

The  selected financial data set forth below for the five
years  in  the period ended December 31, 1999  have  been
derived  from  the  audited financial statements  of  the
Company. The data for 1997 through 1999 should be read in
conjunction  with "Item 7 - Management's  Discussion  and
Analysis   of   Financial  Condition   and   Results   of
Operations"  and  the  audited financial  statements  and
related notes thereto included elsewhere herein.

                  (in   thousands except per share data)
                                           Year Ended December 31,                                           Year Ended December 31,
                                  1999     1998     1997     1996     1995
INCOME STATEMENT DATA:
Net sales                       $106,761 $116,746 $100,021 $98,426  $80,495
Cost of sales                     57,979   60,507  51,419   50,528   43,531
Gross profit                      48,782   56,239  48,602   47,898   36,964
Selling, general and
administrative expenses           42,250   35,306  33,114   31,915   25,397
Income from operations             6,532   20,933  15,488   15,983   11,567
Interest expense                     281      203      76      671      401
Other income, net                  (532)    (200)   (149)    (100)    (148)
Income before income taxes         6,783   20,930  15,561   15,412   11,314
Income taxes                       2,822    8,372   6,000    6,060    4,387
Net income                        $3,961  $12,558  $9,561   $9,352   $6,927

Basic earnings per common share    $0.32   $1.00    $0.77    $0.75    $0.56
Weighted average shares - basic   12,572  12,570   12,459   12,395   12,465

Diluted earnings per common share  $0.31   $0.98    $0.75    $0.74    $0.54
Weighted average shares - diluted 12,671  12,843   12,720   12,676   12,753

Cash dividends paid per
 common share                      $0.25   $0.25    $0.06       -      -




                                               December 31,
                                  1999     1998    1997    1996    1995
BALANCE SHEET DATA:
Current assets                  $82,304  $72,265 $69,709 $61,884 $62,569
Current liabilities              27,688   13,925  12,051  13,213  13,836
Working capital                  54,616   58,340  57,658  48,671  48,733
Total assets                    116,384  105,072  92,957  84,772  75,756
Borrowings                        8,073       -      -     1,000   4,600
Stockholders' equity             87,808   91,147  80,906  71,559  61,920







ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION     AND RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.


                                           Year Ended December 31,
                                          1999        1998       1997
 Net sales                               100.0%      100.0%     100.0%
 Cost of sales                            54.3        51.8       51.4
 Gross profit                             45.7        48.2       48.6
 Selling, general and adm.expenses        39.6        30.2       33.1
 Income from operations                    6.1        18.0       15.5
 Interest expense                          0.3         0.2        0.1
 Other income, net                        (0.5)       (0.2)      (0.1)
 Income before income taxes                6.3        18.0       15.5
 Income taxes                              2.6         7.2        6.0
 Net income                                3.7%       10.8%       9.5%




1999 COMPARED TO 1998

Net Sales

Net  sales  in  1999 were $106.8 million, a  decrease  of
approximately  $10.0 million, or 8.6%  below  1998.   The
decrease  in  sales was attributable to  problems  issues
experienced  in  our warehouse operations  that  resulted
from  the  installation  of  a new  warehouse  management
system in January 1999.  The problems issues with the new
warehouse  management  system  negatively  impacted   the
Company's  ability to ship merchandise to  its  customers
and in turn also caused inventory to increase well beyond
the warehouse's efficient capacity.  The Company believes
that  appropriate  measures were taken to  rectify  these
problems  and  that  the  system properly  functioned  at
acceptable levels during the fourth quarter.

Gross Profit

Gross profit for 1999 was $48.8 million, 13.3% lower than
1998. Gross profit as a percentage of net sales decreased
to  45.7%  in  1999 as compared to 48.2% in  1998.   This
decrease  was  primarily attributable to an  increase  in
reserves  for slow moving and discontinued inventory  and
to   an  increase  in  accruals  for  sales  returns  and
allowances.

Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  for  1999
were  $42.3  million,  an increase of  $6.9  million,  or
19.7%,  over 1998.  The increase in selling, general  and
administrative  expenses  was primarily  attributable  to
increased  warehouse  personnel  expenses  and  warehouse
operating  expenses,  incremental  selling,  general  and
administrative expenses related to the Prestige Companies
acquired in September 1999, increased software consulting
expenses and accruals for customer chargebacks related to
the  problems issues associated with the installation  of
the new warehouse management system.

Interest Expense

Interest expense for 1999 was $281,000, an increase of $78,000 from 1998. This increase was due attributable to increased borrowings under the Company's line of credit during 1999, primarily due to lower sales and earnings in the first three quarters of 1999 as compared to 1998.


1998 COMPARED TO 1997

Net Sales

Net sales in 1998 were $116.7 million, an increase of $16.7 million, or 16.7%, over 1997. The acquisition of Roshco completed in August 1998 added $6.0 million to net sales for the year. Excluding the impact of Roshco product sales, net sales for the Company grew 10.7%.
This sales growth was due principally to increased shipments of Hoffritz and Farberware branded products, partially offset by lower sales of non-branded products.

Net  sales of Farberwarer outlet stores were $8.0 million
in  1998  as compared to $8.6 million in 1997, reflecting
the restructuring of the operations of the outlet stores,
which  became  effective in the  third  quarter  of  1997
pursuant  to  an  agreement with the  Meyer  Corporation.
Under  the  agreement, the Company continued to  own  and
operate  the Farberwarer retail outlet stores, and  Meyer
Corporation,  the  licensed manufacturer  of  Farberwarer
branded  cookware  products, assumed  responsibility  for
merchandising  and  stocking  cookware  products  in  the
stores.   As  a  result, Meyer Corporation  received  all
revenue  from  sales of cookware and was responsible  for
52.0% of the operating expenses, as defined, attributable
to the stores.

Gross Profit

Gross profit for 1998 was $56.2 million, an increase of 15.7% over 1997. Gross profit as a percentage of net sales decreased slightly to 48.2% in 1998 as compared to 48.6% in 1997, primarily as a result of the addition of the Roshco product sales which carried lower gross profit margins as compared to the Company's other product sales.

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

Interest Expense

Interest expense for 1998 was $203,000, an increase of $127,000 from 1997. This increase was due to increased borrowings under the Company's line of credit during 1998, primarily to finance the Roshco acquisition in August 1998. All borrowings under the Company's line of credit were repaid by December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At  December  31,  1999, the Company had  cash  and  cash
equivalents  of $1.6 million, a decrease of $7.9  million
from the prior year, working capital was $54.6 million, a
decrease  of   $3.7 million from 1998,  and  the  current
ratio was 3.0 to 1.

Cash  used by operating activities was approximately $2.1
million,  primarily  the  result  of  increased  accounts
receivable and increased merchandise inventories,  offset
by  net  income  and  increased  accrued  expenses.   The
increased  accounts  receivable was a  result  of  higher
sales in November and December of 1999 as compared to the
comparable  periods in 1998. Inventories increased  as  a
result  of  lower than expected shipments  in  the  third
quarter  due  to  problems with the warehouse  management
system.    Cash   used   in  investing   activities   was
approximately $9.1 million, which was primarily used  for
the repurchase of common stock, purchases of fixed assets
and  the  acquisition  of the Prestige  Companies.   Cash
provided  by financing activities was approximately  $3.3
million,  which included increased short term  borrowings
of  $6.4  million offset by the payment of  dividends  of
$3.1 million.

Capital  expenditures were $2.6 million in 1999 and  $3.8
million in 1998.  Capital expenditures for 1999 consisted
primarily   of  the  new  warehouse  management   system,
machinery and equipment for use in the warehouse and  the
construction of an outlet store that is attached  to  the
corporate    headquarters.    Total    planned    capital
expenditures  for  2000 are estimated  at  $2.2  million.
These  expenditures are primarily for  equipment  in  the
warehouse    and    distribution    facilities.     These
expenditures  are  expected to  be  funded  from  current
operations,  cash and cash equivalents  and,  if  needed,
short term borrowings.

In  September  1999,  the Company  acquired  51%  of  the
capital stock of Prestige Italy and Prestige Germany  for
approximately  $1.3  million.   Also  pursuant   to   the
acquisition  agreement, the Company infused  $510,000  of
capital into the Prestige Companies.

The  Company  has  available anan  unsecured  $25,000,000
$25,000,000 line of credit with a bank (the "Line") which
may  be  used  for revolving credit loans or  letters  of
credit.   Borrowings  made under the Line  bear  interest
payable daily at a negotiated short term borrowing  rate.
The  effective  interest rate at December  31,  1999  was
6.875%.   As  of  December  31,  1999,  the  Company  had
$5,267266,000 of letters of credit and trade  acceptances
outstanding and $6,7006,700,000 of borrowings  under  the
Line  and, as a result, the availability under  the  Line
was  $13,033,000034,000. The Line is cancelable by either
party at any time.

In  addition  to  the Line above, the Prestige  Companies
have three lines of credit with three separate banks  for
a  total available credit facility of approximately  $1.8
million.  As of December 31, 1999, the Prestige Companies
had  borrowings  of  approximately $1.4  million  against
these  lines.   Interest rates on these lines  of  credit
range from 3.6% to 7%.

                           15
Products are sold to retailers primarily on 30-day credit
terms,  and  to  distributors primarily on 60-day  credit
terms.  As  of  December 31, 1999,  the  Company  had  an
aggregate  of  $2.4  5  million  of  accounts  receivable
outstanding  in excess of 60 days or approximately  9.90%
of gross receivables, and had inventory of $54.0 million.

The Company believes that its cash and cash equivalents plus internally generated funds and its credit arrangements will be sufficient to finance its operations for the next twelve months.

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

Impact of Year 2000

In  prior years, the Company has discussed the nature and
progress  of  its  plans  to become  Year  2000  computer
compliant.    In   early  1999  the   Company   completed
installation  of  a  new financial  accounting  reporting
system  and  a separate new warehouse management  system.
As  a  result  of  those two installations,  the  Company
experienced   no  significant  disruptions   in   mission
critical   information  technology  and   non-information
technology    systems   and   believes   those    systems
successfully responded to the Year 2000 date change.  The
Company  is not aware of any material problems  resulting
from  Year  2000  issues, either with its  products,  its
internal  systems, or the products and services of  third
parties.   The  Company  will  continue  to  monitor  its
mission critical computer applications and those  of  its
suppliers and vendors throughout the year 2000 to  ensure
that  any  latent Year 2000 matters that  may  arise  are
addressed promptly.

                           16
 The Company believes that its cash and cash equivalents
     plus internally generated funds and its credit
arrangements will be sufficient to finance its operations
               for the next twelve months.

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

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.



                                  Three Months Ended
                           3/31     6/30     9/31       12/31
                        (in thousands, except per share data)

1999

Net sales                        $17,817  $26,903   $22,950   $39,091
Cost of sales                      9,164   13,525    12,254    23,036
Net income                           257    2,664       393       647
Basic earnings per common share    $0.02    $0.21     $0.03     $0.05
Diluted earnings per common share  $0.02    $0.21     $0.03     $0.05

1998

Net sales                        $21,868   $24,184  $31,313   $39,382
Cost of sales                     11,472    12,171   16,003    20,861
Net income                         1,911     2,318    3,694     4,636
Basic earnings per common share    $0.15     $0.18    $0.29     $0.37
Diluted earnings per common share  $0.15     $0.18    $0.29     $0.36



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                           17
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the
Company:


                                                         Director or Executive
                                                         Officer of Company or
   Name             Age           Position               Its Predecessor Since

Milton L. Cohen      71      Chairman of the Board              1958
                             of Directors and Chief
                             Executive officer

Jeffrey Siegel        57     President and Director             1967

Craig Phillips        50     Vice-President-Distribution        1973
                             Secretary and Director

Robert McNally        53     Vice-President-Finance             1997
                             and Treasurer

Bruce Cohen           41     Executive Vice President           1998
                             and Director

Ronald Shiftan        55     Director                           1991

Howard Bernstein      79     Director                           1992


  Mr. Milton L. Cohen has been continuously employed by the Company in his present capacity since 1958.

  Mr.  Siegel  has  been  continuously  employed  by  the
Company  in  his  present  capacity  since  1999.   Prior
thereto  Mr. Siegel was Executive Vice President  of  the
Company since 1967.

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

  Mr.  Bruce  Cohen was elected a Director for the  first
time  in 1998 and has been continuously employed  by  the
Company  in  his  present  capacity  since  1999.   Prior
thereto  Mr. Bruce Cohen was a Vice President -  National
Sales Manager for the Company since 1991.

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

  Milton L. Cohen is the father of Bruce Cohen.

  Jeffrey Siegel and Craig Phillips are cousins.

                           18
  The Board of Directors has an audit committee, both  of
whose members are independent directors.

  The  directors and officers of the Company are  elected
annually  by  the stockholders and Board of Directors  of
the Company, respectively. Directors serve until the next
annual  meeting  of  the  stockholders  or  until   their
successors have been elected and qualified or until their
earlier resignation or removal.  Officers are elected  at
the first Board of Directors meeting following the annual
stockholders  meeting and serve at the  pleasure  of  the
Board of Directors.

  Directors  who  are not employees of the  Company  will
receive a retainer of $5,000 per year, an additional  fee
of   $1,000   for  each  Board  meeting  attended,   plus
reimbursement   of  reasonable  out-of-pocket   expenses.
Directors who are employees of the Company do not receive
compensation  for  serving  as  directors  or   attending
meetings.  The  Company has entered into  indemnification
agreements  with  the  directors  and  officers  of   the
Company.

ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information
to  appear under the caption "Executive Compensation"  in
the  Company's definitive Proxy Statement  for  its  2000
Annual Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information
to  appear under the caption "Principal Stockholders"  in
the  Company's definitive Proxy Statement  for  its  2000
Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the Company's definitive Proxy Statement for its 2000 Annual
Meeting of Stockholders.


PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
REPORTS ON FORM 8-K

(a)(1) and (2) - see list of Financial Statements and Financial Statement Schedule on F-1.

(b)  Reports on Form 8-K in the fourth quarter of 1999.

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

                           19
3.3  By-Laws  of  the  Company  (incorporated  herein  by
     reference to Exhibit 3[b] to Form S-1 [No. 33-40154]
     of Lifetime Hoan Corporation).

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






                           20


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

10.28      Stock Purchase Agreement between Lifetime Hoan
     Corporation and  Roshco, Inc. dated August 10, 1998.

10.29      Stock Purchase Agreement between Lifetime Hoan
     Corporation and Meyer International Holdings Limited and Prestige Italiana, SPA dated September 2, 1999.

10.30      Stock Purchase Agreement between Lifetime Hoan
     Corporation and Meyer International Holdings Limited and Prestige Haushaltswaren GmbH, dated September 2,
     1999.

21   Subsidiaries of the registrant

23   Consent of Ernst & Young LLP.

27        Financial Data Schedule

*The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibits.

(d) Financial Statement Schedules - the response to this portion of Item 14 is submitted as a separate section of this report.

                           21


           FORM 10-K -- ITEM 14(a)(1) and (2)
                LIFETIME HOAN CORPORATION

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULE


The following Financial Statements and Schedule of
Lifetime Hoan Corporation are included in Item 8.

Report of Independent Auditors                               F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998 F-3
Consolidated Statements of Income for the
     Years ended December 31, 1999, 1998 and 1997            F-4
Consolidated Statements of Stockholders' Equity for  the
     Years ended December 31, 1999, 1998 and 1997            F-5
Consolidated Statements of Cash Flows for the
     Years ended December 31, 1999, 1998 and 1997            F-6
Notes to Consolidated Financial Statements                   F-7


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






                           F-1
             REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Lifetime Hoan Corporation

We  have  audited  the accompanying consolidated  balance
sheets  of  Lifetime Hoan Corporation as of December  31,
1999 and 1998 and the related consolidated statements  of
income, stockholders' equity, and cash flows for each  of
the  three  years in the period ended December 31,  1999.
Our audits also included the financial statement schedule
listed  in  the Index at Item 14(a).  These  consolidated
financial statements and schedules are the responsibility
of  the Company's management.  Our responsibility  is  to
express   an  opinion  on  these  consolidated  financial
statements and schedule based on our audits.

We  conducted  our  audits  in accordance  with  auditing
standards generally accepted in the United States.  Those
standards require that we plan and perform the  audit  to
obtain  reasonable assurance about whether the  financial
statements are free of material misstatement.   An  audit
includes  examining, on a test basis, evidence supporting
the  amounts and disclosures in the financial statements.
An   audit   also   includes  assessing  the   accounting
principles  used  and  significant  estimates   made   by
management,  as well as evaluating the overall  financial
statement  presentation.   We  believe  that  our  audits
provide a reasonable basis for our opinion.

In  our  opinion,  the consolidated financial  statements
referred   to  above  present  fairly,  in  all  material
respects, the consolidated financial position of Lifetime
Hoan  Corporation at December 31, 1999 and 1998, and  the
consolidated results of its operations and its cash flows
for  each of the three years in the period ended December
31,   1999,  in  conformity  with  accounting  principles
generally  accepted in the United States.  Also,  in  our
opinion,  the related financial statement schedule,  when
considered  in relation to the basic financial statements
taken  as  a  whole,  presents  fairly  in  all  material
respects the information set forth therein.



Ernst & Young LLP

Melville, New York
February 1822, 2000


                           F-2





                LIFETIME HOAN CORPORATION

               CONSOLIDATED BALANCE SHEETS

            (in thousands, except share data)


                                                        December 31,
ASSETS                                                1999         1998
CURRENT ASSETS
   Cash and cash equivalents                          $1,563      $9,438
   Accounts receivable, less allowances of $2,609
   in 1999 and 1,527 in 1998                          22,443      13,306
   Merchandise inventories                            54,046      44,938
   Prepaid expenses                                    2,641       2,956
   Deferred income taxes                               1,257         397
   Other current assets                                  354       1,230
      TOTAL CURRENT ASSETS                            82,304      72,265

PROPERTY AND EQUIPMENT, net                           12,597      11,823
EXCESS OF COST OVER NET ASSETS ACQUIRED, net          10,756       9,316
OTHER INTANGIBLES, net                                 9,554      10,560
OTHER ASSETS                                           1,173       1,108
                      TOTAL ASSETS                  $116,384    $105,072

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings                              $8,073     $   --
   Accounts payable and trade acceptances              5,553       2,706
   Accrued expenses                                   13,691      10,263
   Income taxes                                          371         956
      TOTAL CURRENT LIABILITIES                       27,688      13,925

MINORITY INTEREST                                        888         --

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, shares authorized:
   25,000,000; shares issued and outstanding:
   11,817,646 in 1999 and 12,588,264 in 1998             118         126
Paid-in capital                                       71,957      76,115
Retained earnings                                     16,671      15,859
Notes receivable for shares issued to stockholders      (908)       (908)
Deferred compensation                                    (30)        (45)
              TOTAL STOCKHOLDERS' EQUITY              87,808      91,147

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $116,384    $105,072


     See notes to consolidated financial statements.



                           F-3







                LIFETIME HOAN CORPORATION

            CONSOLIDATED STATEMENTS OF INCOME
         (in thousands - except per share data)



                                          Year Ended December 31,                                            Year Ended December 31,

                                       1999         1998        1997

Net Sales                            $106,761    $116,746    $100,021
Cost of Sales                          57,979      60,507      51,419
                                       48,782      56,239      48,602

Selling, General and Admin. Expenses   42,250      35,306      33,114

Income from Operations                  6,532      20,933      15,488

Interest Expense.................         281         203          76
Other (Income), net                      (532)       (200)       (149)

Income Before Income Taxes              6,783      20,930      15,561

Income Taxes................            2,822       8,372       6,000

NET INCOME                             $3,961     $12,558      $9,561

BASIC EARNINGS PER COMMON SHARE         $0.32       $1.00       $0.77

DILUTED EARNINGS PER COMMON SHARE       $0.31       $0.98       $0.75






     See notes to consolidated financial statements.









                           F-4


                            LIFETIME HOAN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                    Common Stock    Paid-in   Retained
                                    Shares  Amount  Capital   Earnings   Notes Receivable    Deferred
                                                              (Deficit)  from stockholders Compensation    Total


Balance at December 31, 1996        12,407   $124   $74,757    ($2,337)  ($908)             ($77)        $71,559

Net income for 1997                                              9,561                                     9,561
Exercise of stock options              115      1       550                                                  551
Amortization of deferred compensation                                                        16               16
Cash dividends                                                    (781)                                     (781)
Balance at December 31, 1997        12,522    125    75,307      6,443    (908)             (61)          80,906

Net income for 1998                                             12,558                                    12,558
Exercise of stock options               66      1       458                                                  459
Grant of stock options                                  350                                                  350
Amortization of deferred compensation                                                        16               16
Cash dividends                                                  (3,142)                                   (3,142)
Balance at December 31,1998         12,588    126    76,115     15,859    (908)             (45)          91,147

Net income for 1999                                              3,961                                     3,961
Exercise of stock options               12               92                                                   92
Repurchase and retirement
of common stock                       (782)    (8)   (4,250)                                              (4,258)
Amortization of deferred compensation                                                        15               15
Cash dividends                                                  (3,149)                                   (3,149)
Balance at December 31,1999         11,818    $118  $71,957    $16,671    ($908)           ($30)         $87,808





                 See notes to consolidated financial statements.

                                       F-5
                LIFETIME HOAN CORPORATION

          CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (in thousands)

                                                  Year Ended December 31,      Ended December 31,
                                                1999        1998        1997
OPERATING ACTIVITIES
Net income                                     $3,961      $12,558     $9,561
Adjustments to reconcile net income
   to net cash (used in)provided by
   operating activities:
   Depreciation and amortization                2,815        2,480      1,990
   Deferred income taxes                         (860)          42        579
   Provision for losses on accounts receivable    640          444      2,112
   Reserve for sales returns and allowances     5,838        3,683      3,533
   Minority interest                              162            -          -
Changes in operating assets and liablilites,
excluding the effects of the Roshco, Inc.
and Prestige acquisitions:
Accounts receivable                           (11,742)      (2,916)     (4,919)
Merchandise inventories                        (7,203)       2,268      (5,946)
Prepaid expenses, other current assets
and other assets                                1,142        1,985         317
Accounts payable, trade acceptances
and accrued expenses                            3,633       (5,067)        618
Income taxes                                     (518)         417        (780)

    NET CASH (USED IN) PROVIDED BY
    OPERATING ACTIVITIES                       (2,132)      15,894       7,065

INVESTING ACTIVITIES
Purchases of property and equipment, net       (2,552)      (3,777)     (2,255)
Purchase of marketable securities                 (25)        (256)         -
Acquisition of Roshco, Inc.                      (916)      (4,926)         -
Aquisition of Prestige Companies               (1,338)          -           -
Payment of note payable of acquired business        -       (2,587)         -
Sale of inventory to Meyer Corporation              -           -        3,100
Repurchase of common stock                     (4,258)          -          -

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                           (9,089)     (11,546)        845

FINANCING ACTIVITIES
Proceeds (payments) of short term
borrowings, net                                 6,403          -        (1,000)
Proceeds from the exercise of stock options        92          459         551
Cash dividends paid                            (3,149)      (3,142)       (781)


NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                      3,346       (2,683)     (1,230)

  (DECREASE) INCREASE IN CASH AND CASH
      EQUIVALENTS                              (7,875)       1,665       6,680
Cash and cash equivalents at beginning of year  9,438        7,773       1,093

CASH AND CASH EQUIVALENTS AT END OF YEAR       $1,563       $9,438      $7,773

     See notes to consolidated financial statements.
                           F-6

                LIFETIME HOAN CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES

  Organization  and  Business: The  accompanying  consolidated financial  statements include the accounts  of  Lifetime  Hoan
Corporation   ("Lifetime"),  its  wholly-owned   subsidiaries,
Outlet  Retail  Stores,  Inc.  ("Outlets")  and  Roshco,  Inc.
("Roshco"),  and  its  51% owned and controlled  subsidiaries,
Prestige   Italiana,  Spa.  ("Prestige  Italy")  and  Prestige
Haushaltswaren   GmbH  ("Prestige  Germany")  (together,   the
"Prestige    Companies"),   collectively,    the    "Company".
Significant intercompany accounts and transactions  have  been eliminated in consolidation.

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

  Excess   of   Cost  Over  Net  Assets  Acquired  and   Other
Intangibles: Excess of cost over net assets acquired  pursuant to  acquisitions  are  being amortized  by  the  straight-line method  over periods ranging from 30 to 40 years.  Accumulated amortization at December 31, 1999 and 1998 was $1,333,000  and
$1,004,000, respectively.

  Other   intangibles  consist  of  a  royalty-free   license,
trademarks   and   brand  names  acquired  pursuant   to   two
acquisitions  and  are  being amortized by  the  straight-line method  over  30 years.  Accumulated amortization at  December
31, 1999 and 1998 was $1,506,000 and $1,116,000, respectively.

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


                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

  Earnings  Per  Share:  Basic earnings  per  share  has  been computed by dividing net income by the weighted average number of common shares outstanding of 12,572,000 in 1999, 12,570,000
in  1998 and 12,459,000 in 1997.   Diluted earnings per  share
has  been  computed  by dividing net income  by  the  weighted average  number  of common shares outstanding,  including  the dilutive  effects  of  stock options, of 12,671,000  in  1999,
12,843,000 in 1998 and 12,720,000 in 1997.


NOTE B - ACQUISITIONS AND LICENSES

  Prestige   Acquisition:  In  September  1999,  the   Company
acquired  51% of the capital stock and controlling interest in each of Prestige Italy and Prestige Germany.  The Company paid approximately  $1.3 million for its majority interest  in  the
Prestige  Companies. This acquisition was accounted for  using the  purchase method and the Company recorded excess  of  cost over net assets acquired of $586,000.

  Roshco  Acquisition:  In August 1998, the  Company  acquired
all   of   the  outstanding  common  stock  of  Roshco,   Inc.
("Roshco"),   a  privately-held  bakeware  and  baking-related
products  distributor.  The purchase  price  consisted  of  an initial cash payment of $5.0 million and notes payable of $1.5 million. In 1999 the Company paid $500,000 for the first  note
payable.   The  Company is also obligated to  make  additional
payments based on annual sales volume for bakeware and baking-
related  products  for  a period of two  years.  In  1999  the
Company  paid approximately $416,000 for the first  year.  The
Company  also assumed bank debt of $2.6 million that was  paid on  the acquisition date.  This acquisition was accounted  for using  the purchase method and the Company recorded excess  of cost over net assets acquired of $8,208,000.

      Revere Licensing Agreement: In October 1998, the Company
entered  into  a  licensing agreement  with  Corning  Consumer
Products Company.  This agreement allows the Company to design and  market  cutlery  and  cutting boards  under  the  Reverer
trademark  in  the  United States and  Canada.   Shipments  of
products   under  the  Reverer  brand  began  in  the   second
quarterfirst half of 1999.

                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued



NOTE C - LINE OF CREDIT


  The  Company  has  available an  unsecured  $25,000,000
line of credit with a bank (the "Line") which may be used
for   revolving  credit  loans  or  letters  of   credit.
Borrowings  made  under  the Line bear  interest  payable
daily  at  a negotiated short term borrowing  rate.   The
effective interest rate at December 31, 1999 was  6.875%.
As  of  December 31, 1999, the Company had $5,266,000  of
letters  of credit and trade acceptances outstanding  and
$6,700,000 of borrowings under the Line and, as a result,
the availability under the Line was $13,034,000. The Line
is cancelable by either party at any time.

  In  addition to the Line above, the Prestige  Companies
have three lines of credits with three separate banks for
a  total available credit facility of approximately  $1.8
million.  As of December 31, 1999, the Prestige Companies
had  borrowings  of  approximately $1.4  million  against
these  lines.  Interest rates on these lines  of  credits
range from 3.6% to 7%.

  The   Company  paid  interest  of  approximately   $281,000,
$203,000 and $76,000 during the years ended December 31, 1999,
1998 and 1997, respectively.


 NOTE D - CAPITAL STOCK

           Cash  Dividends: The Company paid regular quarterly
cash dividends of $0.0625 per share on its Common Stock, or  a
total  annual  cash dividend of $0.25, in 1999 and  1998.   In
1997, the Company paid a quarterly cash dividend of $0.0625 in
November. The Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of Common Stock for  the  foreseeable future, although the Board  may  in  its discretion  determine to modify or eliminate such dividend  at any time.

     Common Stock Repurchase and Retirement:  In December
1999, the Board of Directors of the Company authorized a repurchase of up to 1,000,000 of its outstanding common shares in the open market. Through December 31, 1999, 782,500 common shares were repurchased for $4,258,000.

     Stock  Option Plans: The Company has a Stock Option  Plan
(the  "Plan")  whereby  options to purchase  up  to  1,500,000 shares of common stock may be granted to key employees of  the
Company,   including   directors  and  officers.    The   Plan
authorizes  the  Board of Directors of the  Company  to  issue incentive stock options as defined in Section 422A (b) of  the
Internal Revenue Code and stock options that do not conform to
the  requirements  of that Section of the Code.   All  options
expire on the tenth anniversary of the date of grant and  vest over a range of up to five years, from the date of grant.

     In June 1996, the stockholders of the Company approved the adoption of the Lifetime Hoan Corporation 1996 Incentive
Stock Option Plan (the "ISO Plan"). The ISO Plan authorizes the granting of options to purchase up to 250,000 shares of common stock to officers of the Company and its subsidiaries.
No individual officer may be granted options to purchase more than 175,000 shares of common stock. The ISO Plan authorizes the issuance of incentive stock options as defined in Section
422 of the Internal Revenue Code. All options expire on the fifth anniversary of the date of grant and vest in one year from the date of grant.



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

     Pro  forma information regarding net income and  earnings
per  share  is  required by Statement No. 123,  and  has  been determined  as if the Company has accounted for  its  employee stock  options under the fair value method of that  Statement.
The fair value for these options was estimated at the date  of grant  using  a  Black-Scholes option pricing model  with  the
following  weighted-average assumptions:   risk-free  interest
rates  of  5.88%,  6.62% and 5.75% for 1999,  1998  and  1997,
respectively; 4.68% dividend yield in 1999 and 2.50% dividends yield in both 1998 and 1997; volatility factor of the expected market  price of the Company's common stock of 0.07  in  1999,
0.39 in 1998 and 0.54 in 1997; and a weighted-average expected life  of  the options of 5.1, 5.7 and 5.1 years in 1999,  1998 and 1997, respectively.

     The  Black-Scholes option valuation model  was  developed
for  use in estimating the fair value of traded options  which
have  no vesting restrictions and are fully transferable.   In
addition, option valuation models require the input of  highly subjective  assumptions  including the  expected  stock  price volatility.  Because the Company's employee stock options have characteristics significantly different from those  of  traded
options,   and   because  changes  in  the  subjective   input
assumptions can materially affect the fair value estimate,  in management's  opinion, the existing models do not  necessarily provide  a  reliable single measure of the fair value  of  its employee stock options.

              For  purposes  of  pro  forma  disclosures,  the
estimated  fair value of the options is amortized  to  expense
over   the  options' vesting period.  The Company's pro  forma
information is as follows:




                                                   Year Ended December 31,                                31,

                                                    1999      1998     1997

     Pro forma net income (in thousands)           $3,720   $12,148   $9,300

     Pro forma basic earnings per common share      $0.30     $0.97    $0.75

     Pro forma diluted earnings per common share    $0.29     $0.95    $0.73



                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - CAPITAL STOCK (continued)

              A summary of the Company's stock option activity
and  related  information  for the  years  ended  December  31 follows:




                    1999                  1998                   1997

                                 Weighted-                Weighted                 Weighted-
                  Options        Average        Options   Average      Options     Average
                                 Exercise                 Exercise                 Exercise
                                 Price                    Price                    Price

Balance-Jan 1,    1,041,545       $7.81         906,942     $6.95       868,963      $6.19

Grants              188,500       $5.71         222,000    $10.39       184,370      $9.26

Exercised           (11,882)      $6.70         (66,018)    $4.93      (114,737)     $5.10

Canceled             (8,998)      $8.07         (21,379)    $7.38       (31,654)     $6.12

Balance-DEC 31,   1,209,165       $7.49       1,041,545     $7.81       906,942      $6.95



               The weighted average fair values of options granted during the years ended December 31, 1999, 1998 and 1997 were $0.44, $3.77 and $3.98, respectively.

              The following table summarizes information about employees stock options outstanding at December 31, 1999:


                                                             Weighted-
                                             Weighted-       Average       Weighted-Average
                                             Average         Exercise      Exercise Price -
                  Options      Options       Remaining       Price-            Options
Exercise Price    Outstanding  Exercisable   Contractual     Options         Exercisable

$4.14 - $5.51        392,217     213,717      5.9 years       $5.03           $4.63
$6.39 - $8.41        325,237     249,965      4.7 years       $6.80           $6.64
$8.64 - $10.87       491,711     278,712      5.7 years       $9.91           $9.99
                   1,209,165     742,394      5.5 years       $7.49           $7.32


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


                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - INCOME TAXES



  The provision for income taxes consists of (in thousands):





                              Year Ended December 31,                                    December 31,
                                 1999     1998      1997
        Current:
        Federal                 $2,941   $6,957    $4,443
        State and local            662    1,373       978
        Foreign - Prestige
        Companies                   79       -         -
        Deferred                  (860)      42       579
        Income tax provision    $2,822   $8,372    $6,000


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):


                                            December 31,
                                           1999        1998

        Merchandise inventories            $1,533      $973
        Accounts receivable allowances        767       356
        Depreciation and amortization      (1,043)     (927)
        Other                                 -          (5)
                                           $1,257      $397

  The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):



                                                   Year Ended December 31,                                            31,
                                                    1999      1998      1997
        Provision for Federal income taxes at
        the statutory rate                         $2,306    $7,116    $5,291
        Increases (decreases):
           State and local income taxes net of
            Federal income tax benefit                437       906       645
            Other                                      -        350        64
        Foreign taxes - Prestige Companies             79        -         -
        Provision for income taxes                 $2,822    $8,372    $6,000

           The Company paid income taxes (net of refunds) of approximately $4,178,000, $7,809,000 and $6,258,000 during the years ended December 1999, 1998, and 1997, respectively.

                          F-12
                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS

  Operating Leases: The Company has lease agreements for its warehouse, showroom facilities and outlet stores which expire through October 31, 2004. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs.

  Future minimum payments under non cancelable operating leases are as follows (in thousands):



            Year ended December 31:

            2000                   $4,571
            2001                    2,378
            2002                    1,596
            2003                    1,058
            2004                      485
                                 $ 10,088

  Meyer  Corporation reimbursed the Company 52.0% (as  amended from  62.5%  in July 1998) of the operating lease expenses  of the outlet stores in 1999, which is not a sublease commitment.
In   1999,   1998  and  1997,  Meyer  Corporation   reimbursed
approximately    $1,856,000,    $1,710,000    and    $861,000,
respectively,  for operating lease expense to the Company.

  Rental and related expenses on the operating leases were approximately $5,554,000, $4,715,000 and $4,281,000 for the years  ended  December 31, 1999, 1998 and 1997,  respectively.
Amounts  for  1999,  1998  and 1997 are  prior  to  the  Meyer
Corporation reimbursement described above.

  The  Company  has issued a letter of credit of approximately
$279,000 which is held by the landlord as security for its warehouse leases.

  Royalties:  The  company  has royalty  licensing  agreements
which  expire  through  December  31,  2002.   Future  minimum
royalties are as follows (in thousands):



            Year ended December 31:

            2000                       $1,170
            2001                        1,300
            2002                        1,000
                                       $3,470

                          F-13
                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS (continued)

  Employment  Agreements:  In April 1996, as amended  in  June
1997, the Company entered into employment agreements with  its
President  and Executive Vice President, providing for  annual salaries  of $700,000 and $400,000 respectively, and  for  the payment  of  bonuses pursuant to the Company's 1996  Incentive
Bonus  Compensation Plan (the "Bonus Plan") (see below).   The
employment   agreements  continue  through  April   2000   and
thereafter  for  additional periods of one  year  each  unless terminated by either the Company or the executive.

        In  April 1997, the Company entered into an employment
agreement   with  its  Vice  President-  Distribution,   which
provides  for  a  current  annual  salary  of  $200,000.   The
agreement expires April 6, 2000.

   Incentive  Bonus  Compensation Plan:  In  April  1996,  the
Board  of Directors adopted and in June 1996, the stockholders approved  the  Bonus Plan.  The Bonus Plan  provides  for  the award of a bonus, with respect to each of the ten fiscal years of the Company beginning with the 1996 fiscal year, to each of the President and the Executive Vice President of the Company.
The bonus payable to each executive is an amount equal to 3.5%
of   pretax   income,  before  any  provision  for   executive
compensation,  stock options exercised during the  year  under the Company's 1991 Stock Option Plan and extraordinary  items.
During  the years ended December 31, 1999, 1998 and 1997,  the
Company  recorded annual compensation expense of approximately
$600,000,   $1.7  million  and  $1.2  million,   respectively,
pursuant to the Bonus Plan.


NOTE G - RELATED PARTY TRANSACTIONS

       In connection with the Roshco acquisition (see note B),
a  director  of  the  Company was paid $200,000  and  received options  to  purchase 100,000 shares of common  stock  (at  an
exercise  price of $10.63) as a financial advisory  fee.   The
fair  value  of the options granted, which vested immediately, are was approximately $350,000.


NOTE H - RETIREMENT PLAN

  The Company maintains a defined contribution retirement plan
("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their salary. The
Company made no contributions to the Plan in 1999, 1998 and 1997.








                          F-14


                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE I - CONCENTRATION OF CREDIT RISK

  The   Company  maintains  cash  and  cash  equivalents  with
various financial institutions.

  Concentrations  of  credit  risk  with  respect   to   trade
accounts  receivable are limited due to the  large  number  of entities  comprising  the Company's customer  base  and  their dispersion  across  the United States. The Company's  accounts receivable  are  not collateralized. The Company  periodically
reviews   the   status   of  its  accounts   receivable   and,
accordingly,   where  considered  necessary,  establishes   an
allowance for doubtful accounts.

  During the years ended December 31, 1999, 1998 and 1997, one customer accounted for approximately 14%, 17% and 15% of net sales, respectively.


NOTE J - OTHER

     Property and Equipment:

Property and equipment consist of (in thousands):

                                                      December 31,
                                                      1999       1998

Land                                                     $842      $832
Building and improvements                               6,381     4,649
Machinery, furniture and equipment                     12,127    12,419
Leasehold improvements                                     34        28
                                                       19,384    17,928
Less:  accumulated depreciation and amortization        6,787     6,105
                                                      $12,597   $11,823

     Accrued Expenses:

Accrued expenses consist of (in thousands):

                                                 December 31,
                                                    1999       1998

Commissions                                          $910      $439
Accrued customer allowances and rebates             3,889     3,285
Obligation to Meyer Corporation                     1,277       985
Due to Roshco (See Note B)                          1,378     1,732
Officer and employee bonuses                          604     1,507
Accrued salaries and temps                          1,055       132
Other                                               4,578     2,183
                                                  $13,691   $10,263

                          F-15


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION



NOTE J - OTHER  (Continued)


     Sources of Supply:  The Company sources its products from
approximately 40 manufacturers located primarily  in  the  Far
East,  including the People's Republic of China and  Malaysia, and  to  a smaller extent in the United States, India, France,
Indonesia,  Taiwan, Thailand and Italy.   A  majority  of  its
cutlery  was  purchased  from  three  suppliers  in  1999  who accounted for 47%, 26% and 17% of the total purchases and from five  suppliers in 1998 who accounted for 29%, 24%,  18%,  13%
and 10% of the total purchases, respectively.  An interruption of  supply  from  any  of these manufacturers  could  have  an adverse  impact on the Company's ability to fill orders  on  a
timely   basis.   However,   the   Company   believes    other
manufacturers  with whom the Company does  business  would  be
able   to   increase  production  to  fulfill  the   Company's
requirements.



























                          F-16
                LIFETIME HOAN CORPORATION

     Schedule II - Valuation and Qualifying Accounts

                Lifetime Hoan Corporation

                     (in thousands)

   COL. A                               COL.B             COL.C           COL.D              COL.E
                                                        Additions
                                       Balance at        Charged to
                                       Beginning of      Costs and        Deductions       Balance at
     Description                       Period            Expenses        (Describe)        end of period

Year  ended  December 31, 1999
Deducted from asset accounts:
Allowance for doubtful
Accounts.............                      $420            $640             $975(a)             $85
  Reserve for sales
   returns and allowances                 1,107           5,838(c)         4,421(b)           2,524
                                         $1,527          $6,478           $5,396             $2,609

Year  ended  December 31, 1998
Deducted  from  asset accounts:
Allowance for doubtful
   accounts....................             $75            $444              $99(a)            $420
  Reserve for sales
   returns and allowances......             776           3,683(c)         3,352(b)           1,107
                                           $851          $4,127           $3,451             $1,527

Year  ended  December 31, 1997
Deducted  from  asset accounts:
  Allowance for doubtful
   accounts..........                       $75          $2,112           $2,112(a)            $75
  Reserve for sales
   returns and allowances......             716           3,533(c)         3,473(b)            776
                                           $791          $5,645           $5,585              $851


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


                                   Lifetime Hoan
Corporation



                                   /s/ Milton Cohen
     Milton L. Cohen
                                   Chairman of the Board
of                                      Directors
                                   (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                Title                                    Date



/s/ Milton Cohen
Milton L. Cohen               Chairman of the Board of             March 30, 2000
                              Directors
                             (Principal Executive Officer)


/s/ Jeffrey Siegel
Jeffrey Siegel                President                            March 30, 2000
                              and Director


/s/ Craig Phillips
Craig Phillips                Vice-President - Distribution,       March 30, 2000
                              Secretary and Director


/s/ Robert McNally
Robert McNally                Vice-President - Finance             March 30, 2000
                              and Treasurer
                             (Principal Financial and
                              Accounting Officer)

/s/ Bruce Cohen
Bruce Cohen                   Executive Vice-President             March 30, 2000
                              and Director


/s/ Ronald Shiftan
Ronald Shiftan                Director                             March 30, 2000



/s/ Howard Bernstein
Howard Bernstein              Director                             March 30, 2000


Exhibit 21.  Subsidiaries of the Registrant

                 Outlet Retail Stores, Inc.
                 Incorporated in the state of Delaware

                 Roshco, Inc.
                 Incorporated in the state of Illinois

                 Prestige Italiana, Spa.
                 Incorporated in the country of Italy

                 Prestige Haushaltswaren GmbH
                 Incorporated in the country of Germany

Exhibit 23.  Consent of Ernst & Young LLPIndependent
Auditors

We  consent  to  the incorporation by  reference  in  the
Registration   Statement  (Form  S-8  No.  33-51774)   of
Lifetime  Hoan Corporation pertaining to the  1991  Stock
Option Plan, of our report dated February 22, 2000,  with
respect  to  the  consolidated financial  statements  and
schedule  of  Lifetime Hoan Corporation included  in  the
Annual Report (Form 10-K) for the year ended December 31,
1999.



Ernst & Young LLP

Melville, New York
March 30, 2000


Exhibit 27.  Financial Data Schedule

                Lifetime Hoan Corporation

                 Financial Data Schedule

        Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information extracted from the financial statements included in the form 10-K for the twelve months ended December 31, 1999.
                     (in thousands)

   Item Number        Item Description                             Amount

5-02(1)             Cash and Cash Items                         $   1,563
5-02(2)             Marketable Securities                       $      25
5-02(3)(a)(1)       Notes and Accounts Receivable - Trade       $  22,528
5-02(4)             Allowances for Doubtful Accounts            $      85
5-02(6)             Inventory                                   $  54,046
5-02(9)             Total Current Assets                        $  82,304
5-02(13)            Property, Plant and Equipment               $  19,384
5-02(14)            Accumulated Depreciation                    $   6,787
5-02(18)            Total Assets                                $ 116,384
5-02(21)            Total Current Liabilities                   $  27,688
5-02(22)            Bonds, Mortgages and Similar Debt           $       0
5-02(28)            Preferred Stock - Mandatory Redemption      $       0
5-02(29)            Preferred Stock - No Mandatory Redemption   $       0
5-02(30)            Common Stock                                $     118
5-02(31)            Other Stockholders' Equity                  $  87,690
5-02(32)            Total Liabilities and Stockholers' Equity   $ 116,384
5-03(b)1(a)         Net Sales of Tangible Products              $ 106,155
5-03(b)1            Total Revenues                              $ 106,761
5-03(b)2(a)         Cost of Tangible Goods Sold                 $  57,979
5-03(b)2            Total Costs and Expenses Applicable
                     to Sales and Revenues                      $  57,979
5-03(b)3            Other Costs and Expenses                    $       0
5-03(b)5            Provision for Doubtful Accounts and Notes   $     640
5-03(b)(8)          Interest and Amortization of Debt Discount  $       0
5-03(b)(10)         Income Before Taxes and Other Items         $   6,783
5-03(b)(11)         Income Tax Expense                          $   2,822
5-03(b)(14)         Income/Loss Continuing Operations           $   3,961
5-03(b)(15)         Discontinued Operations                     $       0
5-03(b)(17)         Extraordinary Items                         $       0
5-03(b)(18)         Cumulative effect - Changes in Accounting
                    Principles                                  $       0
5-03(b)(19)         Net Income or Loss                          $   3,961
5-03(b)(20)         Earnings Per Share - Primary                $    0.32
5-03(b)(20)         Earnings Per Share - Fully Diluted          $    0.31





