Form 10-Q
period 2000-03-31
LIFETIME HOAN CORP
filed 2000-05-12
CIK 874396

5
                                 FORM 10-Q


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X No



                   APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value 11,369,714 shares outstanding as of April 30,
                                   2000



PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                            March 31,
                                               2000          December 31,
                                          (unaudited)           1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $118        $1,563
Accounts receivable, less allowances of
$2,889 in 2000 and
      $2,609 in 1999                             18,036        22,443
Merchandise inventories                          52,681        54,046
Prepaid expenses                                  2,394         2,641
Deferred income taxes                             1,234         1,257
Other current assets                                638           354
TOTAL CURRENT ASSETS                             75,101        82,304

PROPERTY AND EQUIPMENT, net                      12,548        12,597
EXCESS OF COST OVER NET ASSETS ACQUIRED,         10,163        10,756
net
OTHER INTANGIBLES, net                           10,073         9,554
OTHER ASSETS                                      1,224         1,173
                    TOTAL ASSETS               $109,109      $116,384


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowing                             $1,265        $8,073
Accounts payable and trade acceptances            4,291         5,553
Accrued expenses                                 13,887        13,691
Income taxes                                        782           371
TOTAL CURRENT LIABILITIES                        20,225        27,688

MINORITY INTEREST                                   981           888

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares
authorized 25,000,000; shares
issued and outstanding 11,737,646 in 2000
and            11,817,646 in 1999                   117           118
Paid-in capital                                  71,414        71,957
Retained earnings                                17,306        16,671
Notes receivable for shares issued to             (908)         (908)
stockholders
Deferred compensation                              (26)          (30)
TOTAL STOCKHOLDERS' EQUITY                       87,903        87,808

                    TOTAL LIABILITIES AND      $109,109      $116,384
STOCKHOLDERS' EQUITY



      See notes to condensed consolidated financial statements.




                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)



                                             Three Months Ended March 31
                                                    2000           1999

Net Sales                                       $27,609         $17,817
Cost of Sales                                    14,517           9,164
Gross Profit                                     13,092           8,653


Selling, General and Administrative Expenses      10,762           8,271
Other Expense (Income)                              (56)            (46)

Income Before Income Taxes                         2,386             428

Income Taxes                                       1,013             171

NET INCOME                                        $1,373            $257

EARNINGS PER COMMON SHARE-BASIC AND DILUTED        $0.12           $0.02






         See notes to condensed consolidated financial statements.







                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                          Three Months Ended March 31,
                                                   2000             1999

OPERATING ACTIVITIES
Net income                                        $1,373            $257
Adjustments to reconcile net income to net cash
provided by / (used in) operating activities:
Depreciation and amortization                        754             695
Deferred tax (benefit)                                23             (48)
Provision for losses on accounts receivable            2             331
Reserve for sales returns and allowances           1,289             414
Minority interest.......................              93              -
Changes in operating assets and liabilities:
Accounts receivable                                3,115             636
Merchandise inventories                            1,365          (8,750)
Prepaid expenses, other current assets
     and other assets                                (88)            (60)
Accounts payable and trade acceptances
  and accrued expenses                            (1,179)           1,912
Income taxes payable                                 411             (725)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                               7,158           (5,338)

INVESTING ACTIVITIES
Purchase of property and equipment, net            (514)             (330)
     Repurchase of common stock                    (544)               -

NET CASH (USED IN)
INVESTING ACTIVITIES                             (1,058)             (330)

FINANCING ACTIVITIES
Repayment of short-term borrowings               (6,808)                 -
Proceeds from the exercise of stock options         -                  64
Cash dividends paid                                (737)             (787)

NET CASH (USED IN)
FINANCING ACTIVITIES                             (7,545)             (723)

(DECREASE) IN CASH AND CASH
EQUIVALENTS                                      (1,445)           (6,391)
Cash and cash equivalents at beginning of period  1,563             9,438


CASH AND CASH EQUIVALENTS AT END OF PERIOD         $118            $3,047


      See notes to condensed consolidated financial statements.


                     LIFETIME HOAN CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note  A  -  Basis  of  Presentation   The  accompanying  unaudited
condensed consolidated financial statements have been prepared  in accordance  with  generally  accepted  accounting  principles  for interim financial information and with the instructions to Form 10-
Q  and  Article  10 of Regulation S-X. Accordingly,  they  do  not include all of the information and footnotes required by generally accepted  accounting principles for complete financial statements.
In  the  opinion  of  management, all adjustments  (consisting  of
normal  recurring  accruals)  considered  necessary  for  a   fair
presentation have been included. Operating results for  the  three month  period ended March 31, 2000 are not necessarily  indicative of  the  results that may be expected for the year ending December
31,   2000.   It  is  suggested  that  these  condensed  financial
statements  be  read in conjunction with the financial  statements and  footnotes thereto included in the Company's Annual Report  on
Form 10-K for the year ended December 31, 1999.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market method.

Note C - Line of Credit Agreement
The  Company has available an unsecured $25,000,000 line of credit with  a  bank  (the  "Line")  which may  be  used  for  short-term
borrowings,  letters of credit, or trade acceptances.   Borrowings
under  the Line bear interest payable daily at a negotiated  short term borrowing rate. The effective interest rate at March 31, 2000 was  8%.  As of March 31, 2000, the Company had letters of  credit and  trade  acceptances of $8,460,000 outstanding and $200,000  of borrowings under the Line. The Company is charged a nominal fee on the  entire Line.  The line is cancelable by either party  at  any time.

In  addition  to  the  Line  above, the  Prestige  Companies  (the
Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for a total available credit facility of approximately $1.8 million. As of March 31, 2000, the Prestige Companies had borrowings of approximately $1.1 million against these lines. Interest rates on these lines of credits range from 3.6% to 7%.

Note D - Capital Stock
Cash  Dividends:  On January 27, 2000, the Board of  Directors  of
the  Company  declared a quarterly cash dividend  of  $0.0625  per share  to  shareholders of record on February  4,  2000,  paid  on
February  18,  2000.   On April 27, 2000, the Board  of  Directors
declared  another regular quarterly cash dividend of  $0.0625  per share to shareholders of record on May 5, 2000, to be paid on  May
19, 2000.

Earnings Per Share: Basic earnings per share has been computed  by dividing  net  income  by the weighted average  number  of  common shares outstanding of 11,802,000 for the three months ended  March
31, 2000 and 12,591,000 for the three months ended March 31, 1999.
Diluted  earnings  per  share has been computed  by  dividing  net
income   by   the   weighted  average  number  of  common   shares
outstanding, including the dilutive effects of stock  options,  of
11,850,000  for  the  three  months  ended  March  31,  2000   and
12,821,000 for the three months ended March 31, 1999.

Common  Stock Buy Back:  In March 2000, the Board of Directors  of
the  Company  increased the authorized amount of its Common  Stock buy  back  from  1,000,000 common shares to a total  of  2,000,000
common  shares.   As of March 31, 2000, a total of 877,500  common
shares were repurchased and retired.










ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                            Three Months Ended March 31,
                                                    2000         1999

Net Sales                                          100.0 %    100.0 %
Cost of sales                                       52.6       51.4
Gross profit                                        47.4       48.6
Selling, general and administrative expenses        39.0       46.4
Other expense (income)                              (0.2)      (0.2)
Income before income taxes                           8.6        2.4
Income taxes                                         3.6        1.0
Net Income                                           5.0 %      1.4 %



                 Three Months Ended March 31, 2000
           Compared to Three Months ended March 31, 1999

Net Sales
Net  sales  for the three months ended March 31, 2000  were  $27.6 million,  an  increase of $9.8 million or 55% over the  comparable
1999 period.  The increase in sales reflect the positive impact of the  Company's return to normalized shipping rates and  turnaround times  for  customers orders, as all of its 1999 warehouse  issues
have  been  resolved.   To a lesser extent,  the  quarterly  sales
comparisons  also  benefited  from the  Company's  September  1999 acquisition of a 51% controlling interest in each of the  Prestige
Companies  based  in  Italy and Germany.  The sales  increase  was partially  offset  by decreased sales in the Company's  Farberware
Outlet  Stores due to the stores having insufficient inventory  in stock  until late in March.  The low inventory levels were  caused by  the  Company focusing on shipping product to its major  retail customers during the fourth quarter of 1999 and this year's  first quarter.

Gross Profit
Gross  profit for the three months ended March 31, 2000 was  $13.1 million,  an  increase of 51.3% from the comparable  1999  period.
Gross profit as a percentage of net sales decreased to 47.4%  from
48.6%.   The lower margin was primarily attributable to the impact
of   Prestige  Companies  sales  which  currently  generate  lower margins.  In the Company's core business the margins were slightly lower  than  1999, due to customer mix as shipments were  made  to selective customers during the first quarter of 1999.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three  months ended March 31, 2000 were $10.8 million, an increase of 30.1% from the  comparable 1999 period.  The increase was attributable to the added selling, general and administrative expenses of the Prestige
Companies which were acquired in September 1999, along with higher
warehouse  labor  costs  and  warehouse  operating  expenses   and
increased  freight expense and commission expense related  to  the increased net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

The  Company has available an unsecured $25,000,000 line of credit with  a  bank  (the  "Line")  which may  be  used  for  short-term
borrowings,  letters of credit, or trade acceptances.   Borrowings
under  the Line bear interest payable daily at a negotiated  short term borrowing rate. The effective interest rate at March 31, 2000 was  8%.  As of March 31, 2000, the Company had letters of  credit and  trade  acceptances of $8,460,000 outstanding and $200,000  of borrowings under the Line and, as a result, the availability under the Line was $16,340,000. The Company is charged a nominal fee  on the  entire Line.  The line is cancelable by either party  at  any time.

In  addition  to  the  Line  above, the  Prestige  Companies  (the
Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for a total available credit facility of approximately $1.8 million. As of March 31, 2000, the Prestige Companies had borrowings of approximately $1.1 million against these lines. Interest rates on these lines of credits range from 3.6% to 7%.

At March 31, 2000, the Company had cash and cash equivalents of $118,000 versus $1.6 million at December 31, 1999. The positive cash flow generated from operations and reductions of accounts receivable and inventory was used to reduce short-term borrowings by $6.8 million and fund the purchase of 95,000 shares of our common stock under our buyback program.

On April 27, 2000 the Board of Directors declared another regular quarterly cash dividend of $0.0625 per share to shareholders of record on May 5, 2000, to be paid on May 19, 2000. The dividend to be paid will be approximately $735,000.

The Company expects that all capital expenditures expected to be incurred in 2000 will be financed from current operations, cash and cash equivalents and, if needed, short term borrowings.

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




PART II - OTHER INFORMATION

Item 6. Exhibit(s) and Reports on Form 8-K.

     (a) Exhibit(s) in the first quarter of 2000:

   Exhibit No.     Description
27                 Financial Data Schedule


     (b) Reports on Form 8-K in the first quarter of 2000: NONE



Exhibit 27.  Financial Data Schedule

                     Lifetime Hoan Corporation

                      Financial Data Schedule

             Pursuant to Item 601(c) of Regulation S-K

  This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements
            for the three months ended March 31, 2000.
               (in thousands, except per share data)


   Item Number     Item Description                       Amount

5-02(1)        Cash and Cash Items                         $       118
5-02(2)        Marketable Securities                       $         0
5-02(3)(a)(1)  Notes and Accounts Receivable-Trade         $    18,121
5-02(4)        Allowances for Doubtful Accounts            $        85
5-02(6)        Inventory                                   $    52,681
5-02(9)        Total Current Assets                        $    75,101
5-02(13)       Property, Plant and Equipment               $    19,867
5-02(14)       Accumulated Depreciation                    $     7,319
5-02(18)       Total Assets                                $   109,109
5-02(21)       Total Current Liabilities                   $    20,225
5-02(22)       Bonds, Mortgages and Similar Debt           $         0
5-02(28)       Preferred Stock-Mandatory Redemption        $         0
5-02(29)       Preferred Stock-No Mandatory Redemption     $         0
5-02(30)       Common Stock                                $       117
5-02(31)       Other Stockholders' Equity                  $    87,786
5-02(32)       Total Liabilities and Stockholder Equity    $   109,109
5-03(b)1(a)    Net Sales of Tangible Products              $    27,506
5-03(b)1       Total Revenues                              $    27,609
5-03(b)2(a)    Cost of Tangible Goods Sold                 $    14,517
5-03(b)2       Total Costs and Expenses Applicable
               to Sales and Revenues                       $    14,517
5-03(b)3       Other Costs and Expenses                    $         0
5-03(b)5       Provision for Doubtful Accounts and Notes   $         2
5-03(b)(8)     Interest and Amortization of Debit Discount $         0
5-03(b)(10)    Income Before Taxes and Other Items         $     2,386
5-03(b)(11)    Income Tax Expense                          $     1,013
5-03(b)(14)    Income/Loss Continuing Operations           $     1,373
5-03(b)(15)    Discontinued Operations                     $         0
5-03(b)(17)    Extraordinary Items                         $         0
5-03(b)(18)    Cumulative effect - Changes in Accounting
                Principles                                 $         0
5-03(b)(19)    Net Income or Loss                          $     1,373
5-03(b)(20)    Earnings Per Share - Primary                $      0.12
5-03(b)(20)    Earnings Per Share - Fully Diluted          $      0.12



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                                                  May 14, 2000
                    /s/ Milton Cohen
                    __________________________________
                    Milton L. Cohen
                        Chairman of the Board of Directors
                        (Principal Executive Officer)


                                                  May 14, 2000
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting
Officer)












