Form 10-Q
period 2000-06-30
LIFETIME HOAN CORP
filed 2000-08-11
CIK 874396

- 2 -
                                 FORM 10-Q
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                   THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 2000

Commission file number 1-19254



                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)

Delaware                                              11-2682486
(State or other jurisdiction of         (I.R.S. Identification No.)
of incorporation or organization)


One Merrice Ave Westbury, NY                             11590
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

     Common Stock, $.01 Par Value 10,577,139 shares outstanding as of July 31, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LIFETIME HOAN CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                              June 30,
                                                2000          December 31,
                                             (unaudited)          1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $747         $1,563
Accounts receivable, less allowances of
$2,055 in 2000 and $2,609 in 1999                   13,401         22,443
Merchandise inventories                             52,878         54,046
Prepaid expenses                                     2,045          2,641
Deferred income taxes                                1,100          1,257
Other current assets                                 2,687            354
TOTAL CURRENT ASSETS                                72,858         82,304

PROPERTY AND EQUIPMENT, net                         12,550         12,597
EXCESS OF COST OVER NET ASSETS ACQUIRED,net         10,162         10,140
OTHER INTANGIBLES,  net                              9,975         10,170
OTHER ASSETS                                         1,173          1,173
                    TOTAL ASSETS                  $106,718       $116,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                              $10,237         $8,073
Accounts payable and trade acceptances               2,793          5,553
Accrued expenses                                    14,152         13,691
Income taxes                                            --            371
TOTAL CURRENT LIABILITIES                           27,182         27,688

MINORITY INTEREST                                      796            888

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value, authorized
25,000,000 shares; issued and outstanding
10,607,139 in 2000 and 11,817,646 in 1999              106            118
Paid-in capital                                     61,871         71,957
Retained earnings                                   17,693         16,671
Notes receivable for shares issued to stockholders   (908)          (908)
Deferred compensation                                 (22)           (30)
TOTAL STOCKHOLDERS' EQUITY                          78,740         87,808

TOTAL LIABILITIES AND STOCKHOLER'S EQUITY         $106,718       $116,384


  See notes to condensed consolidated financial statements.


                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data)
                                (unaudited)

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                                  2000        1999        2000      1999

Net Sales                       $25,547   $26,903     $53,156  $44,720
Cost of Sales                    13,252    13,525      27,769   22,689
Gross Profit                     12,295    13,378      25,387   22,031

Selling, General and
Administrative Expenses..        10,238     9,219      21,001   17,490
Other  Expense(Income)               24      (274)        (33)    (320)

Income Before Income Taxes        2,033       4,433       4,419   4,861

Income Taxes                        870       1,769       1,883   1,940

NET INCOME                       $1,163      $2,664      $2,536  $2,921


EARNINGS PER COMMON SHARE-
    BASIC AND DILUTED             $0.10       $0.21       $0.22   $0.23



         See notes to condensed consolidated financial statements.





                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                     2000         1999
OPERATING ACTIVITIES
 Net income                                        $2,536       $2,921
 Adjustments to reconcile net income to net cash
   Provided by (used in) operating activities:
   Depreciation and amortization                   1,413         1,406
   Deferred tax (benefit)                            157          (268)
   Provision for losses on accounts receivable         1           340
   Reserve for sales returns and allowances        2,201         1,804
   Changes in operating assets and liabilities:
   Accounts receivable                             6,839        (5,184)
   Merchandise inventories                         1,167       (10,833)
   Prepaid expenses, other current assets
     and other assets                             (1,501)           -
   Accounts payable, trade acceptances
     and accrued expenses                         (2,567)       1,599
   Income taxes payable                             (606)         979
   Minority Interest                                 (91)           -

   NET CASH PROVIDED BY(USED IN) OPERATING
   ACTIVITIES                                      9,549       (7,236)

 INVESTING ACTIVITIES
   Purchase of property and equipment, net          (981)      (1,565)
   Repurchase of Common stock                    (10,146)          -


   NET CASH (USED IN) INVESTING ACTIVITIES       (11,127)      (1,565)

  FINANCING ACTIVITIES
   Proceeds from short-term borrowings, net        2,164         1,200
   Proceeds from the exercise of stock options        47            76
   Cash dividends paid                            (1,449)       (1,574)

   NET CASH PROVIDED BY(USED IN) FINANCING
   ACTIVITIES                                        762          (298)

   (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     (816)        (9,099)
 Cash and equivalents at beginning of period       1,563         9,438

   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $747          $339


     See notes to condensed consolidated financial statements.


                LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                           STATEMENTS (unaudited)


Note A - Basis of Presentation
The   accompanying  unaudited  condensed  consolidated
financial statements  have  been  prepared  in  accordance
with generally accepted accounting principles for
interim financial information and  with  the  instructions
to Form  10-Q  and Article  10  of Regulation  S-X.  Accordingly,
they do not  include  all  of  the information   and footnotes
required  by  generally   accepted accounting principles
for complete financial statements.In the opinion of management, all adjustments(consisting  of  normal recurring  accruals) considered necessary for a fair presentation have  been  included.
Operating results for the six month  period
ended June 30, 2000 are not necessarily indicative of
the results that may be expected for the year ending
December 31, 2000. It is suggested  that these
condensed financial statements be  read  in
conjunction  with the financial statements and
footnotes  thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1999.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for short-term borrowings or letters of credit. As of June 30, 2000, the Company had
$5,752,000 of letters of credit and trade acceptances outstanding and $7,800,000 of borrowings. The Line is cancelable by either party at any time. Borrowings under the Line bear interest payable daily at a negotiated short-term borrowing rate. The average daily borrowing rate for the quarter was 7.52%. The
Company is also charged a nominal fee on the entire
Line.

In  addition  to  the  line  above, the Prestige
Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for a total available credit facility of approximately $2.8 million. As of June 30, 2000, the Prestige Companies had approximately $2.4 million of borrowings against these lines.
Interest rates on these lines of credits range from 3.6% to 7%.

Note D - Capital Stock
Cash  Dividends:   On  April  27, 2000  the  Board
of  Directors declared  a regular quarterly cash
dividend of $0.0625 per  share to  shareholders of
record on May 5, 2000, paid on May 19,  2000. On
July 25, 2000, the Board of Directors of the Company
declared another  regular quarterly cash dividend of
$0.0625 per share  to shareholders  of record on
August 4, 2000, to be paid  on  August 18, 2000.

Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 11,115,000 for the three months ended June 30, 2000 and 12,599,000 for the three months ended June
30, 1999. For the six month periods ended June 30, 2000 and June 30, 1999, the weighted average number of common shares outstanding were 11,459,000 and 12,595,000 respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 11,235,000 for the three months ended June 30, 2000 and 12,811,000 for the three months ended June 30, 1999. For the six month periods ended June 30, 2000 and June 30, 1999, the diluted number of common shares outstanding were 11,542,000 and 12,816,000, respectively.

Common Stock Buy Back:  In June 2000, the Board of
Directors of the Company increased the authorized amount of its Common Stock that could be bought back from 2,000,000 common shares to a total of 3,000,000 common shares. As of June 30, 2000, a total of 2,002,500 common shares had been repurchased and retired.



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                           Three Months Ended             Six Months Ended
                               June 30,                      June 30,
                              2000            1999         2000    1999

   Net sales                  100.0 %      100.0 %         100.0 %  100.0 %
   Cost of sales               51.9         50.3            52.2     50.7
   Gross profit                48.1         49.7            47.8     49.3
   Selling, general and
   administrative expenses     40.1         34.3            39.5     39.1
   Other Expense(Income)        0.1         (1.0)            0.0     (0.7)
   Income before income taxes   7.9         16.4             8.3     10.9
   Tax provision                3.4          6.6             3.5      4.3
   Net Income                   4.5 %        9.8 %           4.8 %    6.6 %

                Three Months Ended June 30, 2000
       Compared to Three Months ended June 30, 1999

Net Sales
Net sales for the three months ended June 30, 2000 were $25.5 million, $1.4 million or 5.0% lower than the comparable 1999 quarter. The quarter-to-quarter sales comparisons were affected by problems the Company experienced in connection with the installation of a new warehouse management system during 1999. The Company's inability to deliver merchandise in a timely fashion during last year's fourth quarter, when many retailers plan their Spring promotions, resulted in the Company losing some promotional business in the second quarter of 2000. In addition, 1999's second quarter sales benefited from an increased level of product shipments during that period as customer shipments had been delayed from the first quarter. Sales in the 2000 quarter benefited from the inclusion of the results of the Prestige Companies, acquired in September 1999.

Gross Profit
Gross profit for the three months ended June 30, 2000 was $12.3 million, 8.0% lower than the comparable 1999 period. Gross profit as a percentage of net sales decreased to 48.1% from49.7%. The lower margins were primarily attributable to the impact of the Prestige
Companies sales which currently generate lower margins. In the Company's core business the margins are slightly lower than 1999, due to a change in product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2000 were $10.2 million, an increase of 11.1% from the comparable 1999 quarter. The increase was attributable to the added selling, general and administrative expenses of the Prestige companies which were acquired in September 1999.

               Six Months Ended June 30, 2000
        Compared to Six Months ended June 30, 1999

Net Sales
Net  sales  for  the six months ended June 30,  2000
were  $53.2 million, an increase of $8.4 million or
18.9% as compared to the corresponding 1999 period.
The sales increase is primarily attributable to the
benefit from the addition of the sales of the
Company's  51%  controlled subsidiaries, the
Prestige  Companies acquired  in  September  1999 and
the  resumption  of  normalized shipping patterns in
the first quarter of 2000 as compared to the first
quarter of 1999, when problems related to the
installation of  a  new  warehouse  management system
severely  hampered  the Company's ability to ship
merchandise.

Gross Profit
Gross profit for the six months ended June 30, 2000 was $25.4 million, an increase of 15.2% from the comparable 1999 period. Gross profit as a percentage of net sales decreased to 47.8% from 49.3% in the comparable 1999 period. The lower margin was primarily attributable to the impact of the Prestige Companies which currently generate lower margins. In the Company's core business the margins were slightly lower than 1999 due to a change in customer and product mix.

Selling, General and Administrative Expenses
Selling,  general and administrative expenses for the
six  months ended June 30, 2000 were $21.0 million,
an increase of 20.1% from the   comparable   1999
period.  The  increase   was   primarily attributable
to  the added selling, general  and  administrative
expense  of  the  Prestige  Companies  which  were
acquired in September 1999, along with higher
warehouse operating expenses.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $25,000,000 unsecured line of credit with a bank (the "Line") which may be used for short-term borrowings or letters of credit and trade acceptances. Borrowings under the Line bear interest payable daily at a negotiated short-term borrowing rate. The Company is also charged a nominal fee on the entire Line. As of June 30, 2000, the Company had $5,752,000 of letters of credit and trade acceptances outstanding under the Line and $7,800,000 of borrowings and, as a result, the availability under the Line was $11,448,000. The average daily borrowing rate for the quarter was 7.52%. The Line is cancelable by either party at any time.

In  addition  to  the  line  above, the Prestige Companies
(the Company's 51% controlled European subsidiaries) have
three  lines of  credit with three separate banks for
a total available credit facility of approximately
$2.8 million. As of June 30, 2000,  the Prestige
Companies had borrowings of approximately $2.4
million against  these  lines. Interest rates on
these lines  of  credits range from 3.6% to 7%.
At  June  30, 2000, the Company had cash and cash
equivalents  of $747,000 versus $1.6 million at
December 31, 1999.
Working capital, including cash and cash equivalents,
declined by $8.9  million during the first half of
2000, as the Company  used these  funds and most of
its earnings to repurchase $10.1 million of its
common stock.
On  July 25, 2000 the Board of Directors declared
another regular quarterly  cash dividend of $0.0625
per share to shareholders  of record  on  August 4,
2000, to be paid on August 18, 2000.   The
dividend to be paid will be approximately $662,000.

The  Company  anticipates that all capital
expenditures  in  2000 will   be  financed  from
current  operations,  cash  and   cash equivalents
and, if needed, short term borrowings.

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

Impact of  Year 2000
In prior years, the company has discussed the nature
and progress of  its  plans to become Year 2000
computer compliant.  In  early 1999  the  Company
completed the installation of a new  financial
accounting   reporting  system  and  a  separate  new
warehouse management  system.  As a result of those
two installations,  the Company experienced  no
significant  disruptions  in mission
critical  information  technology and non-information
technology systems and believes those systems
successfully responded to  the Year  2000 date
change. The Company is not aware of any  material
problems  resulting  from  Year  2000  issues,
either  with  its products,  its internal systems, or
the products and services  of third  parties. The
Company will continue to monitor its  mission
critical  computer  applications and those of its
suppliers  and vendors  throughout the year 2000 to
ensure that any latent  Year 2000 matters that may
arise are addressed promptly.



PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of
Security-Holders.

    The Company's annual meeting of stockholders was held on June 8, 2000. At the meeting, all six director nominees were elected and the appointment of Ernst & Young, LLP as independent auditors was ratified, the Lifetime Hoan Corporation 2000
Incentive Bonus Compensation Plan was ratified and the Lifetime Hoan Corporation 2000 Long-term
Incentive Plan was ratified.
        (a)Milton L. Cohen, Jeffrey Siegel, Craig Phillips,
        Bruce Cohen, Ronald Shiftan, and Howard Bernstein were re-elected as directors of the Company.
        (b)Ernst & Young LLP was re-appointed as independent auditors to audit the Company's financial statements for the fiscal year ending
        December 31, 2000.
        (c)The Lifetime Hoan Corporation 2000
        Incentive Bonus Compensation Plan was
        approved and ratified.
        (d)The Lifetime Hoan Corporation 2000 Long-
        Term Incentive Plan was approved and
        ratified.



Item 6. Exhibit(s) and Reports on Form 8-K.

    (a) Exhibit(s) in the second quarter of 2000:

               Exhibit No.     Description
               27              Financial Data Schedule
    (b)  Reports on Form 8-K in the second quarter  of  2000: NONE




Exhibit 27.  Financial Data Schedule

                    Lifetime Hoan Corporation

                     Financial Data Schedule

            Pursuant to Item 601(c) of Regulation S-K

 This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements for the Six Months ended June 30, 2000.
              (in thousands, except per share data)


       Item Number    Item Description                        Amount

    5-02(1)       Cash and Cash Items                       $      747
    5-02(2)       Marketable Securities                     $        0
    5-02(3)(a)(1) Notes and Accounts Receivable -Trade      $   13,486
    5-02(4 )      Allowances for Doubtful Accounts          $       85
    5-02(6)       Inventory                                 $   52,878
    5-02(9)       Total Current Assets                      $   72,858
    5-02(13)      Property, Plant and Equipment             $   20,366
    5-02(14)      Accumulated Depreciation                  $    7,816
    5-02(18)      Total Assets                              $  106,718
    5-02(21)      Total Current Liabilities                 $   27,182
    5-02(22)      Bonds, Mortgages and Similar Debt         $        0
    5-02(28)      Preferred Stock - Mandatory Redemption    $        0
    5-02(29)      Preferred Stock - No Mandatory Redemption $        0
    5-02(30)      Common Stock                              $      106
    5-02(31)      Other Stockholders' Equity                $   78,634
    5-02(32)      Total Liabilities and Stockholders' Equity$  106,718
    5-03(b)1(a)   Net Sales of Tangible Products            $   52,939
    5-03(b)1      Total Revenues                            $   53,156
    5-03(b)2(a)   Cost of Tangible Goods Sold               $   27,769
    5-03(b)2      Total Costs and Expenses Apllicable
                  to Sales and Revenues                     $   27,769
    5-03(b)3      Other Costs and Expenses                  $        0
    5-03(b)5      Provision for Doubtful Accounts and Notes $        4
    5-03(b)(8)    Interest and Amortization of Debt Discount$        0
    5-03(b)(10)   Income Before Taxes and Other Items       $    4,419
    5-03(b)(11)   Income Tax Expense                        $    1,883
    5-03(b)(14)   Income/Loss Continuing Operations         $    2,536
    5-03(b)(15)   Discontinued Operations                   $        0
    5-03(b)(17)   Extraordinary Items                       $        0
    5-03(b)(18)   Cumulative effect - Changes in
                  Accounting Principles                     $        0
    5-03(b)(19)   Net Income or Loss                        $    2,536
    5-03(b)(20)   Earnings Per Share - Primary              $     0.22
    5-03(b)(20)   Earnings Per Share - Fully Diluted        $     0.22



                     SIGNATURES


Pursuant  to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              Lifetime Hoan Corporation



                                                       August 11, 2000
                    /s/ Milton L. Cohen
                    _________________________________
                    Milton L. Cohen
                        Chairman of the Board of Directors
                        and Chief Executive Officer
                        (Principal Executive Officer)




                                                        August 11, 2000
                    /s/ Robert McNally
                    _________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)






