Form 10-Q
period 2000-09-30
LIFETIME HOAN CORP
filed 2000-11-13
CIK 874396

- 6 FORM 10-Q
                  U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                    EXCHANGE ACT OF 1934





For quarter ended September 30, 2000

Commission file number 1-19254





                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)

   Delaware                                            11-2682486
(State or other jurisdiction           (I.R.S. Employer Idenitfication No.)
of incorporation or organization)


One Merrick Avenue, Westbury                            11590
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

Common Stock, $.01 Par Value 10,496,139 shares outstanding as of
October 31, 2000

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                              September 30,
                                                 2000         December 31,
                                              (unaudited)         1999

ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $356        $1,563
Accounts receivable, less allowances
of $3,126 in 2000 and $2,609 in 1999              22,501        22,443
Merchandise inventories                           55,939        54,046
Prepaid expenses                                   1,916         2,641
Deferred income taxes                                803         1,257
Other current assets                               2,858           354
TOTAL CURRENT ASSETS                              84,373        82,304

PROPERTY AND EQUIPMENT, net                       13,421        12,597
EXCESS OF COST OVER NET ASSETS AQUIRED,net        15,934        10,140
OTHER INTANGIBLES,  net                            9,878        10,170
OTHER ASSETS                                       1,228         1,173
TOTAL ASSETS                                    $124,834      $116,384


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                            $18,638        $8,073
Accounts payable and trade acceptances             9,120         5,553
Accrued expenses                                  16,347        13,691
Income taxes                                         312           371
TOTAL CURRENT LIABILITIES                         44,417        27,688

MINORITY INTEREST                                    702           888

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, shares authorized 25,000,000:
shares issued and outstanding
10,532,139 in 2000 and 11,817,646 in 1999            105           118
Paid-in capital                                   61,364        71,957
Retained earnings                                 19,172        16,671
Notes receivable for shares issued to stockholder  (908)         (908)
Deferred compensation                               (18)          (30)
TOTAL STOCKHOLDERS' EQUITY                        79,715        87,808

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $124,834      $116,384

        See notes to condensed consolidated financial statements.


                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share data)
                                (unaudited)


                              Three Months Ended         Nine Months Ended
                                September 30,            September 30,
                                 2000      1999          2000          1999

Net Sales.................    $33,505   $22,950        $86,661   $67,670
Cost of Sales.............     17,585    12,254         45,354    34,943
Gross Profit..............     15,920    10,696         41,307    32,727

Selling, General and
Administrative Expenses....    11,896     9,893         32,896    27,383
Other Expense(Income)......        39       140              7     (180)

Income Before Income Taxes      3,985       663          8,404     5,524

Income Taxes...............     1,706       270          3,589     2,210

NET INCOME.................    $2,279      $393         $4,815    $3,314

EARNINGS PER COMMON SHARE-BASIC   $0.22   $0.03          $0.43     $0.26

EARNINGS PER COMMON SHARE-Diluted $0.21   $0.03          $0.43     $0.26


    See notes to condensed consolidated financial statements.


                    LIFETIME HOAN CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                      1999        2000
OPERATING ACTIVITIES
  Net income                                        $4,815       $3,314
  Adjustments to reconcile net income to net cash
  Provided by(used in) operating activities:
  Depreciation and amortization                      2,493        2,157
  Deferred tax (benefit)                               454         (235)
  Provision for losses on accounts receivable           74          375
  Reserve for sales returns and allowances           4,110        1,239
  Minority interest......................             (185)          -
  Changes in operating assets and liabilities,
  excluding the effects of the M. Kamenstein,
  Inc. acquisition:
  Accounts receivable                               (1,091)        (939)
  Merchandise inventories                            1,409      (16,659)
  Prepaid expenses, other current assets
  and other assets                                  (1,365)         (15)
  Accounts payable, trade acceptances
  and accrued expenses                                 483        2,166
  Income taxes payable                                (182)        (974)

   NET CASH PROVIDED BY(USED IN)
         OPERATING ACTIVITIES                       11,015       (9,571)

   INVESTING ACTIVITIES
   Purchase of property and equipment, net          (1,668)      (2,333)
   Repurchase of Common Stock................      (10,653)           -
   Acquisition of Roshco, Inc.                         -           (916)

   NET CASH (USED IN) INVESTING ACTIVITIES         (12,321)      (3,249)

   FINANCING ACTIVITIES
   Proceeds from short-term borrowings, net          2,135        5,900
   Proceeds from the exercise of stock options          47           80
   Cash dividends paid                              (2,083)      (2,362)

   NET CASH PROVIDED BY FINANCING ACTIVITIES            99        3,618

   (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      (1,207)      (9,202)
   Cash and cas equivalents at beginning of period   1,563        9,438
   period

   CASH AND CASH EQUIVALENTS AT END OF PERIOD         $356         $236


         See notes to condensed consolidated financial statements.

                LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited)


Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial
statements  have  been  prepared  in  accordance  with
generally accepted  accounting principles for interim
financial information and  with  the  instructions  to
Form  10-Q  and  Article  10  of Regulation  S-X.
Accordingly, they do not  include  all  of  the
information and footnotes required by generally accepted
accounting principles for complete financial statements.
In the opinion of management, all adjustments  (consisting
of normal recurring accruals) considered necessary
for a fair presentation have  been included.
Operating results for the nine month  period ended
September 30, 2000 are not necessarily indicative  of
the results  that  may be expected for the year
ending  December  31, 2000.  It  is suggested that
these condensed financial statements be   read  in
conjunction  with  the  financial  statements  and
footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31,1999.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $30,000,000 line of credit with a bank (the "Line"), increased from $25,000,000, which may be used for short-term borrowings or letters of credit. As of September
30, 2000, the Company had $6,572,000 of letters of credit and trade acceptances outstanding and $16,100,000 of borrowings. The line is cancelable by either party at any time. Borrowings under the Line bear interest payable daily at a negotiated short-term borrowing rate. The average daily borrowing rate for the quarter was 7.80%. The Company is also charged a nominal fee on the entire Line.

In  addition  to  the  line  above, the Prestige
Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for a total available credit facility of approximately $2,800,000. As of September 30,
2000, the Prestige Companies had approximately
$2,500,000 of borrowings against  these  lines.
Interest rates on these lines of credit range from 6.125% to 8.9%.

Note D - Capital Stock
Cash  Dividends:   On  August 4, 2000,  the  Board
of  Directors declared  a regular quarterly cash
dividend of $0.0625 per  share to  shareholders of
record on August 5, 2000 paid on  August  19, 2000.
On October 26, 2000, the Board of Directors of the
Company declared  another regular quarterly cash
dividend of $0.0625  per share  to shareholders of
record on November 6, 2000, payable  on November 20,
2000.

Earnings  Per Share:  Basic earnings per share has
been  computed by  dividing net income by the
weighted average number of  common shares
outstanding  of  10,567,000 for the  three  months
ended September  30,  2000  and 12,600,000 for the
three  months  ended September  30, 1999.  For the
nine month periods ended  September 30, 2000 and
September 30, 1999, the weighted average numbers  of
common   shares   outstanding  were  11,159,000  and
12,597,000 respectively.  Diluted earnings per share
has  been  computed  by dividing  net  income by the
weighted average  number  of  common shares
outstanding,  including the  dilutive  effects  of
stock options,  of 10,646,000 for the three months
ended September  30, 2000  and  12,767,000  for the
three months ended  September  30, 1999.  For  the
nine month periods ended September 30,  2000  and
September  30,  1999,  the diluted weighted  average
numbers  of common   shares  outstanding  were
11,243,000  and   12,794,000, respectively.

Note E - M. Kamenstein, Inc. Acquisition

Effective as of September 1, 2000, the Company acquired M. Kamenstein, Inc. ("Kamenstein"), a privately held 107 year old housewares company whose products include pantryware, teakettles, and home organization accessories. Kamenstein's revenue were approximately $21.0 million for the twelve month period ended August 31, 2000. In acquiring
Kamenstein, the Company assumed bank debt and other indebtedness of approximately $10 million. The
Company is obligated to make additional contingent payments based on annual gross profit dollars earned on sales of the business for a period of 3 years. Kamenstein contributed $2.0 million in sales to the Company's total net sales for the third quarter of 2000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                      Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       2000       1999       2000      1999

 Net Sales                             100.0 %   100.0 %    100.0 %  100.0 %
 Cost of sales                          52.5      53.4       47.7     51.6
 Gross profit                           47.5      46.6       52.3     48.4
 Selling, general and admin. expenses   35.5      43.1       38.0     40.5
 Other expense (income)                  0.1       0.6        0.1     (0.3)
 Income before income taxes             11.9       2.9        9.6      8.2
 Tax provision                           5.1       1.2        4.1      3.3
 Net Income                              6.8 %     1.7 %      5.5 %    4.9 %

              Three Months Ended September 30, 2000
  Compared to Three Months ended September 30, 1999

Net Sales
Net  sales  for  the three months ended September 30,
2000  were $33.5 million, $10.6 million or 46.0%
greater than the comparable 1999  quarter.  The
increase in net sales reflects  the  positive impact
of the Company's return to normalized shipping rates
and turnaround  times  for  customer  orders,  as
all  of  its  1999 warehouse  issues  have been
resolved.  Net sales  for  the  2000 quarter   also
benefited  from  the  Company's  September   1999
acquisition of a 51% controlling interest in each of
the Prestige Companies based in Italy and Germany and
from the September  2000 acquisition  of Kamenstein
which combined, contributed  sales  of approximately
$3.7 million.

Gross Profit
Gross  profit for the three months ended September
30,  2000  was $15.9 million, an increase of $5.2
million or 48.8% greater  than the  comparable 1999
period.  Gross profit as a percentage of net sales
increased to 47.5% from 46.6% due to a favorable
change  in the  overall sales product mix and
customer mix in the  Company's core   business,
partially  offset  by  Prestige   Germany   and
Kamenstein product sales which generate lower gross margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the
three months ended  September  30, 2000 were approximately
$11.9  million, an increase  of  $2.0  million  or 20.2%
from  the comparable  1999 quarter,  however,  as a percentage of net sales  these  expenses decreased  to  35.5%
compared to 43.1% in the 1999 quarter. The
higher expenses were primarily attributable to the
added expenses related to the Prestige Companies and
Kamenstein acquisitions.



              Nine Months Ended September 30, 2000
  Compared to Nine Months ended September 30, 1999

Net Sales
For the nine months ended September 30, 2000 net
sales were $86.7 million,  an increase of $19.0
million or 28.1% compared  to  the corresponding 1999
period.  The net sales increase was  primarily
attributable to the resumption of normalized shipping
patterns in 2000  as  compared  to  1999,  when
problems  related  to the installation of a new warehouse
management system  severely hampered  the  Company's ability
to ship merchandise.   The  2000 period  also  benefited
from the addition of  approximately  $8.2 million  in
net sales from the acquisition in September  1999 of
the  Prestige  Companies and the September  2000
acquisition of Kamenstein.

Gross Profit
Gross  profit  for the nine months ended September
30, 2000 was $41.3 million, an increase of $8.6 million or 26.2% from the comparable 1999 period.
Gross profit as a percentage of net sales was 47.7% for the nine months ended September 30, 2000 as compared to 48.4% in the comparable 1999 period. The decrease in gross margin as a percent of net sales is primarily related to Prestige Germany and Kamenstein product sales, which generate lower gross margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the
nine  months ended September 30, 2000 were $32.9 million,
an increase of $5.5 million or 20.1% from the comparable
1999 period.  This increase was primarily attributable
to the added  selling, general  and administrative
expenses from the acquisitions of the Prestige Companies
in September 1999 and Kamenstein  in  September  2000
along with increased selling and operating expenses
related to the increase in net sales in the Company's
regular business.


Forward Looking Statements: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995, including statements concerning the Company's future products, results of operations and prospects. These forward-looking statements involve risks and uncertainties, including risks relating to general economic and business conditions, including changes which could affect customer payment practices or consumer spending;industry trends; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers;
cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products;
dependence on foreign sources of supply and foreign manufacturing; risks relating to Year 2000 issues;
and the seasonal nature of the business as detailed elsewhere in this Quarterly Report on Form
10-Q and from time to time in the Company's filings with the Securities and Exchange Commission.
Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES
The  Company  has a $30,000,000 unsecured line of
credit  with  a bank  (the "Line"), increased from
$25,000,000, which may be used for short-term
borrowings  or  letters  of  credit  and  trade
acceptances.   Borrowings under the Line  bear
interest  payable daily  at a negotiated short-term
borrowing rate. The Company  is also  charged a
nominal fee on the entire Line.  As of  September 30,
2000,  the Company had $6,572,000 of letters of
credit  and trade acceptances outstanding and
$16,100,000 of borrowings  and, as a result, the
availability under the Line was $7,328,000.  The
average daily borrowing rate for the three months
ended September 30,  2000  was 7.80%.  The Line is
cancelable by either party  at any time.

In  addition  to  the  line  above, the Prestige
Companies  (the Company's 51% controlled European
subsidiaries) have three  lines of  credit with three
separate banks for a total available credit facility
of approximately $2.8 million. As of September 30,
2000, the Prestige Companies had approximately $2.5 million                   of
borrowings against these lines. Interest rates on
these  line  of credits range from 6.125% to 8.9%.

At September 30, 2000, the Company had cash and cash equivalents of $356,000 versus $1.6 million at December 31, 1999.

Working capital, including cash and cash equivalents, declined by $14.7 million during the first nine months of 2000. The decline was primarily the result of the Company repurchasing 1,295,000 shares of its common stock for approximately $10.7 million and the paying off of approximately $8.0 million of indebtedness related to the Kamenstein acquisition.

On  October  26,  2000, the Board of Directors
declared  another regular   quarterly  cash  dividend
of  $0.0625  per share to shareholders of record on
November 6,  2000, to be  paid  on November 20, 2000.
The dividend to be paid will be approximately $658,000.

Effective   as  of  September  1,  2000,  the
Company   acquired Kamenstein,  a  privately held 107
year  old  housewares  company whose   products
include  pantryware,  teakettles,   and   home
organization    accessories.     Kamenstein's
revenues    were approximately  $21.0 million for the
twelve  month  period  ended August  31,  2000.  In
acquiring Kamenstein, the Company  assumed bank  debt
and other indebtedness of approximately $10  million.
The  Company is obligated to make additional
contingent  payments based  on  annual  gross profit
dollars earned on  sales  of  the business  for  a
period of 3 years.  Kamenstein contributed  $2.0
million  in sales to the Company's total net sales
for the  third quarter of 2000.

The Company expects that all capital expenditures to be incurred in 2000 will be financed from current operations, cash and cash equivalents and, if needed, short term borrowings.

The   Company  believes  that  its  cash  and  cash
equivalents,
internally  generated funds and its existing credit
arrangements will  be  sufficient to finance its
operations for at  least  the
next 12 months.
The  results  of  operations  of  the  Company  for
the  periods discussed  have not been significantly
affected by  inflation  or foreign   currency
fluctuation.  The   Company   negotiates   a
significant  majority  of its purchase orders  with
its  foreign manufacturers in United States dollars.
Thus, notwithstanding any fluctuation  in foreign
currencies, the Company's  cost  for  any purchase
order is not subject to change after the time the
order is  placed.  However, any weakening of the
United  States  dollar against  local  currencies
could lead certain  manufacturers  to increase  their
United States dollar prices  for  products.  The
Company  believes  it would be able to compensate
for  any  such price increase.

Impact of  Year 2000

In prior years, the Company has discussed the nature
and progress of  its  plans to become Year 2000
computer compliant.  In  early 1999,  the  Company
completed the installation of a new financial
accounting   reporting  system  and  a  separate  new
warehouse management  system.  As a result of those
two installations,  the Company   experienced  no
significant  disruptions  in   mission critical
information  technology and non-information
technology systems and believes those systems
successfully responded to  the Year  2000 date
change. The Company is not aware of any  material
problems  resulting  from  Year  2000  issues,
either  with  its products,  its internal systems, or
the products and services  of third  parties. The
Company will continue to monitor its  mission
critical  computer  applications and those of its
suppliers  and vendors  throughout the year 2000 to
ensure that any latent  Year 2000 matters that may
arise are addressed promptly.




PART II - OTHER INFORMATION


Item 6. Exhibit(s) and Reports on Form 8-K.

    (a) Exhibit(s) in the third quarter of 2000:

<catpion>
        (a)Exhibit No.      Description
               27            Financial Data Schedule
             10.31           Asset Purchase Agreement between MK
                             Acquisition Corp, a wholly owned
                             subsidiary of Lifetime Hoan
                             Corporation, and M. Kamenstein,
                             Inc., dated September 28, 2000.


        (b)Reports on Form 8-K in the third quarter of 2000:  NONE



Exhibit 27.  Financial Data Schedule

                    Lifetime Hoan Corporation

                     Financial Data Schedule

           Pursuant to Item 601(c) of Regulation S-K

This schedule contains summary financial information extracted from the financial statements included in the form 10-Q and is qualified in its entirety by reference to such financial statements for the Nine Months ended September 30, 2000.
              (in thousands, except per share data)

      item Number    Item Description                           Amount

   5-02(1)       Cash and Cash Items                        $      356
   5-02(2)       Marketable Securities                      $        0
   5-02(3)(a)(1) Notes and Accounts Receivable - Trade      $   22,586
   5-02(4)       Allowances for Doubtful Accounts           $       85
   5-02(6)       Inventory                                  $   55,939
   5-02(9)       Total Current Assets                       $   84,373
   5-02(13)      Property, Plant and Equipment              $   21,549
   5-02(14)      Accumulated Depreciation                   $    8,128
   5-02(18)      Total Assets                               $  124,834
   5-02(21)      Total Current Liabilities                  $   44,417
   5-02(22)      Bonds, Mortgages and Similar Debt          $        0
   5-02(28)      Preferred Stock-Mandatory Redemption       $        0
   5-02(29)      Preferred Stock-No Mandatory Redemption    $        0
   5-02(30)      Common Stock                               $      105
   5-02(31)      Other Stockholders' Equity                 $   79,610
   5-02(32)      Total Liabilities and Stockholders Equity  $  124,834
   5-03(b)1(a)   Net Sales of Tangible Products             $   86,308
   5-03(b)1      Total Revenues                             $   86,661
   5-03(b)2(a)   Cost of Tangible Goods Sold                $   45,354
   5-03(b)2      Total Costs and Expenses Applicable
                 to Sales and Revenues                      $   45,354
   5-03(b)3      Other Costs and Expenses                   $        0
   5-03(b)5      Provision for Doubtful Accounts and Notes  $       87
   5-03(b)(8)    Interest and Amortization of Debt Discount $        0
   5-03(b)(10)   Income Before Taxes and Other Items        $    8,404
   5-03(b)(11)   Income Tax Expense                         $    3,589
   5-03(b)(14)   Income/Loss Continuing Operations          $    4,815
   5-03(b)(15)   Discontinued Operations                    $        0
   5-03(b)(17)   Extraordinary Items                        $        0
   5-03(b)(18)   Cumulative effect - Changes in
                 Accounting Principles                      $        0
   5-03(b)(19)   Net Income or Loss                         $    4,815
   5-03(b)(20)   Earnings Per Share - Primary               $     0.43
   5-03(b)(20)   Earnings Per Share - Fully Diluted         $     0.43



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Lifetime Hoan Corporation


                                          November 10,2000
                    /s/ Milton L. Cohen
                    __________________________________
                    Milton L. Cohen
                        Chairman of the Board of Directors
                        (Principal Executive Officer)



                                           November 10,2000


                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                    Vice President - Finance and Treasurer
                    (Principal Financial and Accounting Officer)


EXHIBIT 10.31

                    ASSETS PURCHASE AGREEMENT


                    DATED SEPTEMBER 28, 2000


                             BETWEEN


                   MK ACQUISITION CORPORATION



                               AND



                       M. KAMENSTEIN, INC.


                    ASSETS PURCHASE AGREEMENT

       AGREEMENT dated this 28th day of September, 2000 between MK ACQUISITION CORPORATION ("Buyer"), a Delaware corporation and a wholly-owned subsidiary of Lifetime Hoan Corporation, a Delaware corporation ("Buyer's Parent"), and M. KAMENSTEIN, INC.
("Seller"), a Delaware corporation.

       WHEREAS, Seller is engaged in the creation, design, development, importation, distribution and sale of pantryware, storage and organization products, teakettles, buffet serveware and small furniture accessories and packaging and selling spices in bottles and related spice-racks and holders (the "Business").

       WHEREAS, Buyer desires to purchase from Seller, and Seller desires to sell to Buyer, substantially all of the properties, assets and business of Seller, all upon the terms and conditions hereinafter set forth.

       NOW, THEREFORE, the parties hereto agree as follows:

       1. Purchase and Sale of Assets. Upon the terms and provisions of this Agreement, Buyer is purchasing and accepting delivery from Seller of, and Seller is selling, conveying, assigning, transferring and delivering to Buyer, at the Closing provided for in Section 5 which is taking place simultaneously with the execution of this Agreement, all of Seller's existing properties and assets of every kind and nature, real, personal, tangible or intangible, wherever located, including, but not limited to, the properties and assets listed on Schedule 1(a) to this Agreement, and the Business as a going concern, including, without limitation, Seller's corporate name, including the right to use such name, and all of its other goodwill and the Owned Real
Property (as defined herein) and the Real Property Leases (as defined herein); provided, however, notwithstanding the foregoing, the properties and assets to be sold by Seller to Buyer do not include those properties and assets listed in Schedule 1(b) to this Agreement, (which property and assets listed under items (1) and (2) on such Schedule are not the property of Seller and were not purchased by Seller). The properties, assets and business being sold by Seller to Buyer pursuant to this Agreement are hereinafter collectively called the "Assets." Those properties and assets listed in Schedule 1(b) to this Agreement are hereinafter called the "Excluded Assets."

       2.   Consideration.  As consideration for the Assets:

            2.1 Cash Payments. Buyer is paying or will pay in cash:
        To Seller at the Closing a cashiers check payable to the Internal Revenue Service ("IRS") in the amount of $176,462.18 (the "Closing IRS Payment") to be applied by
          Seller at or immediately following the Closing to the payment in full of all of Seller's outstanding obligations to the IRS pursuant to that certain Offer in Compromise (IRS Form 656), as amended, by Seller to the IRS, as accepted by the IRS on January 11, 1999;
        To Seller at the Closing (i) a cashiers check payable to the Commonwealth of Massachusetts Department of Revenue in the amount of $2,000.00 to be applied by Seller to the payment in full of Seller's franchise tax obligations to the Commonwealth of Massachusetts for the third quarter of fiscal year 2000, and (ii) a cashiers check payable to the New York State Department of Corporations in the amount of 500.00 to be applied by Seller to the payment in full of Seller's franchise tax obligations to the State of New York for the third quarter of fiscal year 2000 (together, the "Closing
          Franchise Tax Payments"); and

        To New England Partners payments calculated as described in Schedule 2.1(C) (the "NEP Earn-Out"); provided, however, that the NEP Earn-Out shall be subject to the set-off provisions of Section 14.

            2.2 Assumption by Buyer of Debts, Liabilities and Obligations of Seller. As further consideration for the Assets and the Business, Buyer is assuming and undertaking to perform only the debts, liabilities and obligations of Seller listed in Schedule 2.2 (the "Assumed Liabilities"), and to pay to or on behalf of Seller, and Seller's sole stockholder ("Seller's
Parent"), the following amounts:
                 (i) to Peter Kamenstein $1,000,000.00 in cash
            (the "Kamenstein Installment Payments") in partial satisfaction by Seller of the amount owing to Peter
            Kamenstein by Seller pursuant to that certain loan agreement dated June __, 1999 Peter Kamenstein, Seller and Seller's Parent as follows:

       DATE                                             AMOUNT

      At the Closing(the "Closing Kamenstein")    $    333,334.00
      First Anniversary of the Closing            $    333,334.00
      Second Anniversary of the Closing           $    333,334.00

      TOTAL                                       $  1,000,000.00


            The parties hereto acknowledge and agree that the Kamenstein Installment Payments shall not be subject to the set-off provisions of Section 14 of this Agreement.

            (ii)      to Peter Kamenstein at the Closing
            $101,700.00 in cash in full satisfaction of all amounts owing to Peter Kamenstein pursuant to that certain commercial revolving promissory note dated as of June 16, 2000 between Peter Kamenstein, Seller and
            Seller's Parent (the "Kamenstein Loan Payment").

            (iii)     to Bank of America at the Closing
            $7,716,247.29 in cash (the "Pay-Off Amount") in full satisfaction of all amounts owing to Bank of America by Seller's Parent pursuant to that certain loan and security agreement dated as of September 26, 1997 among Seller, Seller's Parent and Bank of America
            (formerly known as Nations Bank) pursuant to which Bank of America provided a $15,000,000.00 revolving credit facility, as amended from time to time (the "BA
            Loan").

            (iv) to Seller at the Closing $128,532.04 in cash as reimbursement for all amounts relating to the lease prepayment to the end of the term with respect to that certain commercial lease between B.G.H. Realty Trust and Seller, dated February 22, 1996, as amended, for the premises located at 46 Industrial Road, Leominster, Massachusetts 01453 (the "Leominster Lease
            Payment").

       Except for the Assumed Liabilities, Buyer is not assuming or undertaking to perform or paying, and will not assume or undertake to perform or pay, any other debt, liability or obligation of Seller of any kind whatsoever. The Assumed
Liabilities shall in no event include any franchise or income tax liability.

       In addition, Buyer has entered in to an agreement of even date herewith with Bank of America, Seller, and Seller's Parent in the form attached hereto as Exhibit 2.2 ("Agreement Regarding
Certain Proceeds") with respect to certain proceeds which are being made available by Bank of America for purposes of completing the transactions contemplated in this Agreement, and further, that an amount equal to such proceeds shall be included in the amounts calculated by Bank of America as being the Pay-Off Amount, and the rights and obligations of the parties with respect to such proceeds are contained in such agreement. To the extent the full amount of the Deposit Advance (as such term is defined in the Agreement Regarding Certain Proceeds), is not required by Seller to cover the payment of the unpresented checks of Seller listed on Annex 1(b) to Schedule 1(b) of this Agreement (each, an
"Unpresented Check"), Seller shall deliver to Buyer such portion of the Deposit Advance that is not so required by the earlier of
(i) November 8, 2000 or (ii) 5 business days of the date on which Seller is advised that the last Unpresented Check has cleared the Deposit Account (as such term is defined in the Agreement
Regarding Certain Proceeds). In the event any Unpresented Check remains unpresented on October 31, 2000, Buyer and Seller agree to coordinate with each other in advising the holders of such Unpresented Checks that payment will no longer be made against them, and Buyer shall re-issue replacement checks drawn on its own account and coordinate with Seller in delivering them to such holders.

       2.3       Allocation of Consideration.

            (A) The consideration for the Assets shall be allocated as set forth in Schedule 2.3.

            (B) The parties hereto covenant and agree with each other that this allocation was arrived at by arm's length negotiation and that none of them will take a position on any income tax return, before any governmental agency charged with the collection of any income tax, transfer tax or in any judicial proceeding that is in any manner inconsistent with the terms of this Section 2.3 without the written consent of the other party to this Agreement.

       2.4 Debts, Liabilities and Obligations Arising After the Closing. Notwithstanding anything in this Agreement to the contrary, Buyer agrees to perform and/or pay any and all debts, liabilities and obligations of any kind whatsoever with respect to the Assets and the Business arising from and after the Closing.

       2.5 Buyer's Employees Following Closing. At Buyer's request, from and after the Closing through October 13, 2000
Seller has agreed to maintain employees of the Business on Seller's payroll register, pay them thereunder, and handle all related functions as required by law or otherwise. Buyer acknowledges and agrees that it will fund Seller's payroll register to permit Seller to pay such employees as outlined above.
Buyer will use its best efforts to establish its own payroll register as soon after Closing as possible.

       3. Promissory Note; Buyer's Parent Guaranty. (a) As evidence of Buyer's obligation to pay to Peter Kamenstein in cash the balance of the Kamenstein Installment Payments remaining unpaid following the Closing, Buyer is executing and delivering to Peter Kamenstein at the Closing a promissory note of Buyer payable to Peter Kamenstein in the form attached hereto as Exhibit 3(a), of even date herewith (the "Promissory Note").

            (b) Buyer, on behalf of Buyer's Parent, is executing and delivering to Peter Kamenstein at the Closing a fully executed guaranty, of even date herewith, with respect to the payment of the Promissory Note, which guaranty shall be substantially in the form attached hereto as Exhibit 3(b) (the "Guaranty").
       4. Change of Seller's Name. Within five (5) business days after the Closing, Seller will change its corporate name to Finally Done, Inc. Seller, at the request and cost of Buyer, will take such action as may be reasonably necessary or appropriate to permit Buyer to change Buyer's corporate name after the Closing in the state of Delaware to a name containing the word "Kamenstein" and to qualify to do business as a foreign corporation under such name in those jurisdictions in which Seller is authorized to do business as a foreign corporation at Closing.

       5.   Closing.   The closing of the transactions
contemplated by this Agreement ("Closing") is taking place at the office of Morgan, Lewis & Bockius LLP, 101 Park Avenue, New York,
New York 10178 at 10:00 o'clock in the forenoon, local time, on
September 28, 2000.  Notwithstanding that the Closing is occurring on September 28, 2000, the transactions being consummated at the
Closing shall, for accounting purposes only, be deemed to have occurred as of 12:01 a.m. on September 1, 2000.

            5.1 Documents being Delivered by Seller to Buyer. At the Closing, Seller is signing, notarizing (if necessary), and /or delivering to Buyer:

            (A)  a quit claim deed or deeds conveying to Buyer
       Seller's good and marketable fee simple title to all of the Owned Real Property subject to Permitted Real Estate
       Encumbrances (as hereinafter defined), executed and ack nowledged by Seller and in proper form for recording, with the exception of all necessary revenue stamps, which can only be obtained and attached at the time of recording such deed or deeds by Buyer in the Form of Exhibit 5.1(A) hereto
       (the "Deed");

            (B) a bill of sale, assignment and assumption agreement with full covenants of warranty as to Seller's good and marketable title to all the Assets (other than the Owned Real Property and except for the Permitted
       Encumbrances set forth on Schedule 6.9) in the form of
       Exhibit 5.1(B) (the "Bill of Sale, Assignment and
       Assumption Agreement");

            (C) Assignments of Trademarks in the forms of Exhibits 5.1(C)(i) through (vii) attached hereto (the
       "Trademark Assignments");

            (D)  Assignments of Patents in the forms of Exhibits
       5.1(D)(i) through (xv) attached hereto (the "Patent
       Assignments");

            (E)  Assignment of Copyrights in the form of Exhibit
       5.1(E)(i) attached hereto (the "Copyright Assignment");

            (F) (i) a lease assignment and assumption agreement with respect to all of Seller's rights, title and interest in and to that certain lease agreement dated September, 1993 between Taxter Park Associates (now known as Mack-
Cali Realty Corporation), and Seller with respect to Seller's executive offices located at 565 Taxter Road, Elmsford, New York 10523 in the form of Exhibit 5.1(F)(i) attached hereto (the "Elmsford Lease Assignment") and (ii) a lease assignment and assumption agreement with respect to all of Seller's right, title and interest in and to that certain lease agreement dated July 31, 2000 between Salem
Village Craftsmen, Inc., d/b/a Shaker Workshops with respect to the premises at 14 South Pleasant Street, Ashburnham, Massachusetts 01430 in the form of Exhibit
5.1(F)(ii) attached hereto (the "Ashburnham Lease
Assignment);
     (G)  affidavits of title and documents related thereto
(if any) reasonably requested by Buyer's title insurance company;
    (H) estoppel certificates (dated not more than 30 business days prior to the Closing from each landlord under a Real Property Lease; provided, however, after using reasonable efforts, if Seller is unable to obtain and deliver estoppel certificates from each landlord, Buyer agrees to accept estoppel certificates from each tenant under the Real Property Leases;

     (I) a certificate pursuant to the Foreign Investment in Real Property Tax Act in the form of Exhibit 5.1(I) attached hereto (the "FIRPTA Affidavit");

     (J) a good standing tax waiver from the Commonwealth of Massachusetts;

     (K) a consent to the transactions contemplated hereby from each landlord under a Real Property Lease to the extent the same is required pursuant to the terms of such Real Property Lease;

     (L) any applicable Seller-related real property transfer tax forms in connection with the transactions contemplated by this Agreement;

     (M) all Seller's contracts, books, records and other data relating to the Assets and Seller's operations (except
Seller's minute and stock books and all other records which Seller is required by law to keep in its possession, as to which Seller, upon the request of Buyer, will furnish to Buyer copies or transcripts, at Buyer's cost, at any time or from time to time after the Closing) (hereinafter the "Books and Records); provided, however that Seller shall have reasonable access to the Books and Records from and after the Closing for the purpose of preparing financials, tax filings and returns and other such requirements of Seller; and provided further that Seller need not physically deliver to Buyer the Books and Records at the Closing and instead shall deliver to Buyer the Books and Records as soon after the Closing as is reasonably practicable;

     (N) a certificate of Seller's Secretary in the form of Exhibit 5.1(N) attached hereto, certifying as to certain corporate matters, together with all of the attach ments referred to therein;

    (O) an opinion from legal counsel of Seller in the form of Exhibit 5.1(O) attached hereto ;

            (P)  an employment agreement between Buyer and Peter
       D. Kamenstein in the form of Exhibit 5.1(P) attached hereto (the "Kamenstein Employment Agreement"); and
            (Q)  a worldwide assignment of rights in the form of
       Exhibit 5.1(Q) attached hereto (the "Worldwide
       Assignment").
            5.2       Documents and Payments being Delivered by
      Buyer. At the Closing, Buyer is signing, notarizing and/or delivering:

            (A)  to Seller:

                  (1) the Closing IRS Payment;

                 (2) the Closing Franchise Tax Payments;

                 (3) the Elmsford Lease Assignment;

                 (4) the Ashburnham Lease Assignment; (5) the Trademark

                 Assignments;

                 (6) the Patent Assignments; (7) the Copyright Assignment;

(8) The Bill of Sale, Assignment and Assumption Agreement; (9) a certificate of
Buyer's Secretary in the form of Exhibit
            5.2(A)(ix) certifying as to certain corporate matters, together with all of the attachments referred to therein;

                 (10)    an opinion of legal counsel of Buyer in the form

            attached hereto as Exhibit 5.2(A)(x);

                 (11)    the Leominster Lease Payment; and

                 (12)    the Worldwide Assignment.

            (B)  To Peter Kamenstein:

                 (i)  the Closing Kamenstein Payment by wire
       transfer of immediately available funds to such account at such bank as Peter Kamenstein has directed;

                  (ii)      the Kamenstein Loan Payment by wire
       transfer of immediately available funds to such account at such bank as Peter Kamenstein has directed;

                 (iii)     the Promissory Note;

                 (iv) the Guaranty;

                  (v)  the Kamenstein Employment Agreement; and

            (C)  To Bank of America:

                 (i) the Pay-Off Amount by wire transfer of
immediately                available funds to such account as
Bank of America has directed.

            5.3       [Intentionally Omitted]

            5.4 Passage of Title at Closing. Upon delivery of the instruments of sale, conveyance, assignment, transfer and delivery as contemplated in this Agreement, all of Seller's right, title and interests in and to the Assets is passing to Buyer at the Closing. Except as otherwise contemplated in this Agreement or as otherwise set forth on Annex 1(a) to Schedule 1(a) to this Agreement, at the Closing Seller is (i) putting Buyer in full possession of all of the non-Real Property Assets and (ii) putting Buyer in full, complete, vacant (except for the Assets and Business located thereon) and quiet possession and enjoyment of all of the Real Property (subject to the Permitted Real Estate Encumbrances) and from and after the Closing the ownership and operation of the Assets and the Business shall be for the account and risk of Buyer.
     5.5       Assignment of Seller's Contracts.
     (A) Nothing in this Agreement shall be deemed to constitute an assignment or an attempt to assign any contract or other agreement to which Seller is a party if the attempted assignment thereof without the consent of the other party to such contract or agreement would constitute a breach thereof or affect in any way the rights of Seller thereunder. Buyer acknowledges that Seller has not obtained as at the Closing the consents of the other parties to the assignment of those contracts and other agreements listed on Annex 6.5 to Schedule 6.5. After the Closing Seller shall use its best efforts to obtain the consent of any such other party to each such contract or agreement. To the extent such other party requires the cooperation and agreement of Buyer in agreeing to such a consent, Buyer shall use its best efforts to cooperate with such party. If after Seller has used its best efforts to obtain the consent of any such other party to such contract or agreement, such consent shall not be obtained, or an attempted assignment thereof at the Closing would be ineffective and would affect the rights of Seller thereunder, Seller will cooperate with Buyer in any reasonable arrangement designed to provide for Buyer the benefits under any such contract or agreement, including the enforcement, at the cost and for the benefit of Buyer, of any and all rights of Seller against such other party thereto arising out of the breach or cancellation thereof by such other party or otherwise. This Section shall not be applicable to the Real Property Leases.
     (B) If Seller's Parent is a guarantor of any obligation of Seller under any contract or other agreement to which Seller is a party and which is being assigned to Buyer pursuant to this Agreement, Buyer (and, if necessary, Buyer's Parent) shall cooperate with Seller and the other party to such contract or other agreement by providing to such other party financial statements and other data and information relating to Buyer (and if necessary , Buyer's
Parent) and, if so requested by Seller or such other party as a condition of releasing Seller's Parent as a guarantor of the performance of any of Seller's obligations under such contract or other agreement, Buyer's Parent shall permit itself to be substituted for Seller's Parent as the guarantor of the performance of such obligations.

6. Representations and Warranties by Seller. Seller represents and warrants to Buyer as follows:

      6.1       Corporate Organization.  Seller is a
corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power and authority to carry on its business as now being conducted by Seller and to own and operate the properties and assets now owned and being operated by it. Simultaneously with the execution and delivery of this Agreement by Seller, Seller is delivering to Buyer complete and correct copies of its Certificate of Incorporation and By-Laws as in effect on the date hereof.
Seller is duly qualified or licensed to do business and is in good standing as a foreign corporation in the jurisdictions set forth in Schedule 6.1. Seller is not required to be qualified or licensed to do business as a foreign corporation in any other jurisdiction except such jurisdictions, if any, in which the failure to be so qualified or licensed will not have a material adverse effect on the conduct of its business or the ownership or use of any of its properties or assets.

            6.2       [Intentionally Omitted]

            6.3       Subsidiaries and Other Equity Investments.
Seller does not own, directly or indirectly, any shares of capital stock of any corporation or any equity investment in any partnership, limited liability company, association or other business organization.

            6.4       Corporate Authority.  Seller has the
corporate power to enter into this Agreement and to carry out its obligations hereunder. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate and shareholder action, no other corporate proceeding on the part of Seller is necessary to authorize the execution and delivery of this Agreement or the performance of any of the transactions contemplated hereby. This Agreement has been duly executed and delivered on behalf of Seller, and is a legal, valid and binding obligation of Seller enforceable against Seller in accordance with its terms. Simultaneously with the execution and delivery of this Agreement by Seller, Seller is delivering to Buyer a true and complete copy, certified by its Secretary, of the resolutions which have been duly adopted by its Board of Directors authorizing such execution and delivery and such purchase and the consummation of such other transactions.

            6.5       No Violation. Except as set forth on
Schedule 6.5, neither the execution, delivery or performance of this Agreement by Seller nor consummation of any of the transactions contemplated hereby (i) will violate or conflict with the Certificate of Incorporation or By-Laws of Seller, (ii) will result in any breach of or default under any provision of any contract or agreement of any kind to which Seller is a party or by which Seller is bound or to which any property or asset of Seller is subject, (iii) is prohibited by or requires Seller to obtain or make any consent, authorization, approval, registration or filing under any statute, law, ordinance, regulation, rule, judgment, decree or order of any court or governmental agency, board, bureau, body, department or authority, or of any other such person, (iv) will cause any acceleration of maturity of any note, instrument or other obligation to which Seller is a party or by which Seller is bound or with respect to which Seller is an obligor or guarantor, or (v) will result in the creation or imposition of any lien, claim, charge, restriction, equity or encumbrance of any kind whatsoever upon or give to any other person any interest or right (including any right of termination or cancellation) in or with respect to any of the properties, assets, business, agreements or contracts of Seller.

            6.6 Financial Statements. Seller has delivered to Buyer copies of the following financial statements:
            (i) The audited consolidated balance sheets of Seller and Seller's Parent as at December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' deficiencies and cash flows for the year ended December 31, 1998 and the period May 15, 1997 through
       December 31, 1997, and the reports thereon of Deloitte &
       Touche, Stamford, Connecticut, certified public accountants, and the audited consolidated balance sheet of Seller and Seller's Parent as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficiencies and cash flows for the year ended December 31, 1999 (the "1999 Financial Statement").
       The 1999 Financial Statement shall be certified by the President and Chief Financial Officer of Seller as set forth in the certificate attached hereto as Exhibit 6.6
       ("Financial Statement Certification"); and
            (ii) The unaudited consolidated balance sheet of Seller and Seller's Parent as at August 31, 2000 and the related consolidated statements of operations, stockholders' deficiencies and cash flows, and without notes or supporting schedules for the eight -month period ended on that date, certified by the President and Chief
       Financial Officer of Seller as set forth in the Financial
       Statement Certification.
All of such financial statements are complete and present fairly and accurately in all material respects the consolidated financial position of Seller and Seller's Parent as at the respective dates of said balance sheets and the consolidated results of operations and changes in financial position of Seller and Seller's Parent for the respective periods then ended in conformity with generally accepted accounting principles, except for the lack of footnotes thereto and preparation not consistent with the prior year. All accounts receivable as of August 31, 2000 are reflected on such August 31, 2000 balance sheet with provision for adequate reserves for doubtful amounts, or are fully insured, covered by a letter of credit or have been preapproved by Buyer. Except as set forth on
Schedule 6.6 with respect to Quality Control Inventory (i.e. items deemed defective and to be returned to Seller or discarded), inventories reflected on such balance sheets represent only good and serviceable items priced at the lower of cost (first in, first out method) or market values. Adequate provision for obsolescence, shrinkage, excess quantities, defective materials and deterioration has been made for all inventory exposed thereto;
and, with the exception of (i) Winchendon real property taxes of approximately $5,500 plus interest for fiscal year 2000 and (ii) consulting fees of approximately $2,800 incurred in fiscal year
1999, as at August 31, 2000 there was no liability of any nature or in any amount that should properly be reflected or reserved against in a balance sheet prepared in conformity with generally accepted accounting principles which is not fully reflected or reserved against in such consolidated balance sheet of Seller and Seller's Parent as at August 31, 2000.
            6.7       No Undisclosed Liabilities, Etc.  Since
August 31, 2000 (except (i) for the transactions contemplated by this Agreement and (ii) as set forth in Schedule 6.7):
            (1) Seller has not incurred any material liability or obligation (absolute, accrued, contingent or otherwise) of any nature, other than liabilities and obligations incurred in the ordinary course of business, that would properly be reflected or reserved against in a balance sheet prepared in conformity with generally accepted accounting principles applied on a basis consistent with that used in the preparation of the consolidated balance sheet of Seller and Seller's Parent as at August 31, 2000 as referred to in Section
       6.6;

            (2) All inventories acquired or finished by Seller have been acquired or finished in the ordinary course of the Business in quantities that are not materially greater or less than those required for the current operation of the Business and except for a reasonable allowance for defective materials and deterioration, consist of good and serviceable items; and

            (3) Seller has not acquired any material amount of accounts receivable that are or are believed to be uncollectible, and the frequency and amounts of payments received by Seller with respect to the accounts receivable reflected on the consolidated balance sheet of Seller and Seller's Parent as at August 31, 2000 referred to in Section 6.6, do not, in retrospect, render inadequate the insurance or letter of credit coverage for doubtful accounts or the reserves for doubtful accounts set forth on such balance sheet.

           6.8       Absence of Certain Changes.  Since August
31, 2000 (except (i) for the execution and delivery of this Agreement and the transactions contemplated herein, and (ii) as set forth in Schedule 6.8), Seller has not:

            (i) had any change in its condition (financial or otherwise), operations, liabilities (including the Assumed Liabilities), the Assets or the Business, other than changes in the ordinary course of business, which have had or are reasonably likely to have, a materially adverse effect on its condition (financial or otherwise), operations, liabilities (including the Assumed
       Liabilities), the Assets or the Business (a "Material
       Adverse Effect");

            (ii) suffered any damage, destruction or loss of physical property (whether or not covered by insurance) which has had, or is reasonably likely to have, a Material
       Adverse Effect;

            (iii) incurred or agreed to incur any indebtedness for borrowed money without the prior written approval of Buyer;

            (iv) paid or obligated itself to pay in excess of $10,000 in the aggregate for fixed assets;

            (v) suffered any material loss or waived any material right;

            (vi) sold, transferred or otherwise disposed of, or agreed to sell, transfer or otherwise dispose of, any assets having a book value at the time of sale, transfer or disposition of $10,000 or more in the aggregate, or can celed, or agreed to cancel, any debts or claims, other than in the ordinary course of business;

            (vii) mortgaged, pledged or subjected to any charge, lien, claim or encumbrance, or agreed to mortgage, pledge or subject to any charge, lien, claim or encumbrance, any of its properties or assets other than in the ordinary course of business;

            (viii)  declared, set aside or paid any dividend
       (whether in cash, property or stock) with respect to any of its capital stock or redeemed, purchased or otherwise acquired, or agreed to redeem, purchase or otherwise acquire, any of its capital stock;

            (ix) increased, or agreed to increase, the compensa tion or bonuses or special compensation of any kind of any of its officers, employees or agents over the rate being paid to them on January 1, 2000 other than normal merit and/or cost-of-living increases pursuant to customary arrangements consistently followed, or adopted or increased any benefit under any insurance, pension or other employee benefit plan, payment or arrangement made to, for or with any such officer, employee or agent other than increases pursuant to customary arrangements consistently followed, or otherwise required by law;

            (x) lost any major customer or had any material order canceled or knows of any threatened cancellation of any material order, or has been notified by any major customer of its loss of listing;

            (xi) made or permitted any material amendment or termination of any material contract, agreement or license to which it is a party other than in the ordinary course of business;

            (xii) had any resignation or termination of employ ment of any of its key officers or employees or knows of any impending or threatened resignation or resignations or termination or terminations of employment that has had or could result in a Material Adverse Effect;

            (xiii)  had any labor trouble or knows of any
       impending or threatened labor trouble;

            (xiv) experienced any shortage or difficulty in obtaining any raw material;

            (xv) made any change in its accounting methods or practices with respect to its condition, operations, properties, assets, liabilities or the Business;

            (xvi) made any charitable or political contribution or pledge; or

            (xvii)  entered into any transaction not in the
       ordinary course of its business.

            6.9 Title to and Condition of the Assets. Seller has good and marketable title to all of the Assets, (including fee title to the Owned Real Property set forth in Schedule 6.10, subject to the Permitted Real Estate Encumbrances and, for the other Assets, subject to the Permitted Encumbrances and the Assumed Liabilities) including, without limitation, (i) all Assets used or usable in the Business and (ii) Assets reflected in the unaudited consolidated balance sheet of Seller and Seller's Parent referred to in Section 6.6(ii) (except in connection with the transactions contemplated herein or as sold or otherwise disposed of in the ordinary course of business), subject to no mortgage, pledge, conditional sales contract, lien, security interest, right of possession in favor of any third party, claim, restriction, lease or other encumbrance (hereinafter the "Encumbrances"), except (i) the lien of Seller's current taxes not yet due and payable and (ii) as set forth in
Schedule 6.9 (collectively, the "Permitted Encumbrances").
Subsequent to August 31, 2000, Seller has not sold or disposed of any of its properties or assets or obligated itself to do so, except in connection with the transactions contemplated herein (as with respect to the prepayment of the Leominster Lease) or in the ordinary course of business (but there has been no sale or agreement to sell the Owned Real Property or any Real Property
Lease). The machinery, furniture, office and other equipment of Seller that are used in the Business are in good operating condition and repair, subject only to the ordinary wear and tear of the Business. The facilities located on Owned Real Property and the facilities used by Seller under any Real Property Lease are in good operating condition and repair, subject only to the ordinary wear and tear of the Business.

            6.10  Real Property.

       (i) Schedule 6.10 sets forth all of the interests in real property owned by Seller (the "Owned Real Property"), including legal descriptions of all Owned Real Property, all of the interests in real property (other than the real estate located in Leominster, Massachusetts) leased to Seller (the "Leased Real
Property", and, together with the Owned Real Property, the "Real
Property") the location of each parcel of Real Property and the general use of the facility thereon, if any, and the name of the owner or the name of the lessor. Seller has delivered to Buyer
(i) a copy of each deed or lease by which Seller acquired title to or its interest in the Owned Real Property described in Schedule
6.10, (ii) a copy of all title abstracts and title insurance policies Seller has for the Real Property described in Schedule
6.10, (iii) a copy of the most recent survey or surveys Seller has for the Real Property described in Schedule 6.10, (iv) a copy of all certificates of occupancy for the improvements on the Owned
Real Property described in Schedule 6.10 and a copy of any zoning variance granted with respect to any of such Real Property described in Schedule 6.10 pursuant to applicable zoning laws or ordinances to the extent in Seller's possession and (v) a copy of each lease (the "Real Property Leases") by which Seller acquired its interest in the Real Property described in Schedule 6.10 all of which documents are true and complete copies thereof. Seller has not received any written notice of violation from any governmental agency, board, bureau, body, department or authority of any United States jurisdiction, with respect to Seller's ownership or use of any of the Real Property described in Schedule
6.10.  Except as set forth in Schedule 6.10 (the "Permitted Real
Property Encumbrances"), there is no easement, right-of-way agreement, license, sublease, mortgage, pledge, lien, security agreement, lease, right of possession, restriction, encumbrance or like instrument with respect to any of the Owned Real Property or Seller's interest in any of the Real Property Leases described in
Schedule 6.10. Each lease pursuant to which Seller leases any Real Property is in full force and effect and is valid and enforceable in accordance with its terms. Except as set forth on
Schedule 6.10, there is not under any such lease any default by Seller, or any event that with notice or lapse of time or both would constitute such a default by Seller and with respect to which Seller has not taken adequate steps to prevent such default from occurring; if any such event has occurred, the steps taken by Seller to cure or prevent such default from occurring are set forth in Schedule 6.10. To the best of Seller's knowledge, there is not under any such lease any default by any other party thereto or any event that with notice or lapse of time or both would constitute such a default thereunder by such party. Except as set forth on Schedule 6.10, each parcel of Real Property used in the Business is reflected in the consolidated balance sheet of Seller and Seller's Parent as at August 31, 2000 referred to in Section 6.6 in the manner and to the extent required by generally accepted accounting principles.

       (ii) Except as contemplated by this Agreement, to Seller's knowledge, no landlord or tenant under any Real Property Lease has exercised any option or right to (i) cancel or terminate such Real
Property Lease or shorten the term thereof, (ii) lease additional premises, (iii) reduce or relocate the premises demised by such Real Property Lease or (iv) purchase any property.

       (iii) All licenses, permits, zoning variances, approvals, special exemptions and permanent certificates of occupancy (the "Real Estate Approvals"), if any, needed in connection with the ownership, use, occupancy and maintenance of any parcel of Owned Real Property by Seller are set forth in
Schedule 6.10 and Schedule 6.17. The Real Estate Approvals have been duly issued and paid for and are in full force and effect in accordance with the respective terms thereof. The Real Estate
Approvals have not been amended or modified. Except as set forth on Schedules 6.9 and 6.10, the Seller has not assigned, pledged, mortgaged, hypothecated or otherwise transferred any Real Estate
Approval. Each parcel of Real Property has been and is being operated in accordance with all the terms, covenants and conditions of the Real Estate Approvals. Seller has delivered to Buyer true and correct copies of the Real Estate Approvals.

       (iv) All current real estate tax bills for the Real
Property with respect to the Owned Real Property cover the whole of the Owned Real Property and do not cover or apply to any other property. No application or proceeding by Seller is pending with respect to a reduction of the taxes on any Real Property.

       (v) No assessments or special assessments have been levied, or, to Seller's knowledge, are contemplated or pending, against any parcel of Owned Real Property.

       (vi) Public or private utilities currently adequately serve all of Seller's utility requirements of each parcel of Owned
Real Property. All such utilities are installed and operating and all installation and connection charges have been paid for in full. In connection with all Leased Real Property, all utilities currently adequately serve all of Seller's utility requirements.

       (vii) The streets, roads, highways and avenues in front of or adjoining any parcel of Real Property provide ingress and egress adequate for the Business as currently operated by Seller.

       (viii)Seller has not transferred any of its interests, if any, in development rights applicable to any Owned Real Property.

       (ix)Seller has not received any notice that it violated or breached any of the terms of, any of the Permitted Real Property
Encumbrances.

       (x) To Seller's knowledge no mortgage or other lien encumbers the Leased Real Property at 565 Taxter Road, Elmsford,
New York and Seller has not subordinated the lease affecting such location to the lien of any such mortgage.

            6.11  [Intentionally Omitted]

            6.12  Contracts.  Except as set forth in Schedule
6.12, Seller is not a party to any written or oral:
            (i)  contract with any labor union;
            (ii) employment or consulting contract or other contract for services;
            (iii) lease whether as lessor or lessee with respect to any property, real or personal;
            (iv) loan agreement or instrument relating to any debt;
            (v) contract of purchase or sale involving more than $25,000;
            (vi)  contract with any agent, dealer or distributor;
            (vii) stand-by letter of credit, guarantee or perfor mance bond;
            (viii) contract or agreement restricting the ability of any person from freely engaging in any business or competing anywhere in the world;
             (ix)  contracts or agreements relating to
       chargebacks, offsets or similar holdbacks;

            (x) contract not made in the ordinary course of business involving more than $25,000;

            (xi) other contract, except insubstantial contracts for supplies or services not involving more than $10,000 and which can be terminated within one year without cost;
       or

            (xii)     Software Licenses

Except as set forth in Schedule 6.12, Seller is not a party to any material contract with any governmental authority. Seller is not a party to any contract that has had or is reasonably likely to have a Material Adverse Effect. Each contract or agreement listed in Schedule 6.12 is in full force and effect and is valid and enforceable by Seller in accordance with its terms. Except as set forth in, and subject to, Section 6.5 of this Agreement, neither
Seller nor any other party is in default in the observance or the performance of any term or obligation to be performed by it under any contract listed in Schedule 6.12. To the best of Seller's knowledge, no other person is in default in the observance or the performance of any term or obligation to be performed by it under any material contract with Seller. Except with respect to Seller's practice of selling certain products through means of close-outs, to Seller's knowledge there are no bids or contract proposals made by Seller that, if accepted or entered into, might result in a loss to Seller. Seller has delivered to Buyer true and complete copies of all written contracts in its possession or reasonably available to Seller listed in Schedule 6.12 as in effect on the date hereof.

            6.13  Litigation.  Except as set forth in Schedule
6.13, there are no actions, suits, proceedings or investigations, either at law or in equity, or before any commission or other administrative authority in any United States or foreign jurisdiction, of any kind now pending or, to the best of Seller's knowledge, threatened or proposed in any manner, or any circumstances which should or could reasonably form the basis of any such action, suit, proceeding or investigation, involving
Seller or any of its properties or assets that (i) if asserted and decided adversely to Seller, could have a Material Adverse Effect,
(ii) questions the validity of this Agreement, (iii) seeks to delay, prohibit or restrict in any manner any action taken or contemplated to be taken by Seller under this Agreement, or (iv) affects any Real Property. Except as set forth in Schedule 6.13, there is no arbitration proceeding pending or threatened or proposed in any manner under any collective bargaining agreement or other agreement. Except as set forth on Schedule 6.13, neither
Seller nor any of its properties or assets is subject to any judicial or administrative judgment, order, decree or restraint.

            6.14  Patents and Trademarks.   Seller owns, licenses
or has the right to use, manufacture, have manufactured and sell any product which it uses, manufactures, has manufactured, or sells, and  Seller owns, licenses or has the right to use, any process used in the manufacture of any such product.  Each of the patents, trademarks and miscellaneous intellectual property listed on Schedule 6.14(i) has been validly issued (where issued), is in good standing, is freely assignable and is owned by Seller free and clear of any and all liens, encumbrances and other
restrictions, and Seller has the exclusive rights to use all such patents, trademarks and miscellaneous intellectual property in the
Business.   All right, title and interest in each of the patents,
patent applications and copyrights listed on Schedule 6.14(ii) has been validly assigned to Seller and Seller has no knowledge of any facts which would adversely affect the validity of such patents, patent applications and copyrights.  To Seller's knowledge, all copyrighted work set forth on Schedule 6.14(ii) is original and not based on pre-existing work.  The patents, trademarks,
copyrights and miscellaneous intellectual property identified on
Schedules 6.14(i) and 6.14(ii) constitute all of the intellectual property necessary for the operation of the Business. To Seller's knowledge, Seller is not infringing any patent, copyright,
trademark, trade name, know-how, trade secret or other proprietary right of any other person and Seller does not know of any such claim, or any basis of any such claim. Seller does not know of any potential claim of infringement of any patent, copyright,
trademark, trade name, know-how, trade secret or other proprietary right of any other person that has not been asserted but that, if asserted, would materially and adversely affect the financial condition, business or operations of Seller.  Seller has delivered to Buyer prior to the execution of this Agreement, documentation with respect to any invention, process, design, or other know-how or trade secret or proprietary information used in connection with its operations or businesses, which documentation is accurate in all material respects and reasonably sufficient in detail and content to identify and explain such invention, process, design, or other know-how or trade secret or proprietary information.

            6.15  Compliance with Laws.  Except as set forth on
Exhibit 6.16, Seller has complied with and is in compliance with all applicable United States federal, state, local and foreign statutes, laws, ordinances, regulations, rules, permits, judgments, orders or decrees applicable to it or any of its properties, assets, operations, products and businesses, and there does not exist any basis for any claim of default under or violation of any such statute, law, ordinance, regulation, rule, judgment, order or decree except such defaults or violations, if any, that in the aggregate do not and will not have a Material
Adverse Effect. Seller has not received any opinion or memorandum or legal advice from any legal counsel to the effect that it is exposed to any liability or disadvantage that is or may be material to Seller.

            6.16  Environmental Matters.  Except as set forth on
Exhibit 6.16, Seller has complied with and is in compliance with all United States federal, state, local and foreign statutes, laws, ordinances, regulations, rules, permits, judgments, orders and decrees applicable to it or any of its properties, assets, operations and business relating to environmental protection including, without limitation, standards relating to air, water, land and the generation, storage, transportation, treatment or disposal of solid wastes and hazardous wastes. Seller has obtained and adhered to all necessary permits and other approvals, including interim status under the Federal Solid Waste Disposal
Act, necessary to store, dispose of and otherwise handle hazardous wastes and Seller has reported, to the extent required by all federal, state, local and foreign statutes, laws, ordinances, regulations, rules, permits, judgments, orders and decrees, all past and present sites owned and operated by Seller where hazardous wastes have been treated, stored or disposed of. Seller knows of no location on any of the Real Property of Seller where hazardous wastes or other harmful substances have entered or are likely to enter into the soil or groundwater. Seller knows of no on-site or off-site location to which Seller has transported hazardous wastes or arranged for the transportation of hazardous wastes, which site is the subject of any United States federal, state, local or foreign enforcement action or any other investigation which could lead to any claim against Seller or Buyer for any clean-up cost, remedial work, damage to natural resources or personal injury, including, but not limited to, claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

            6.17  Governmental Authorizations and Regulations.
Schedule 6.17 lists all licenses, franchises, permits and other governmental authorizations held by Seller material to the conduct of its business. To Seller's knowledge, such licenses, franchises, permits and other governmental authorizations are valid. Seller has not received any notice that any governmental authority intends to cancel, terminate or not renew any such license, franchise, permit or other governmental authorization.
            6.18 SEC and Antitrust Filings. Seller has not issued any security covered by a registration statement filed with the Securities and Exchange Commission pursuant to the Securities
Act of 1933, as amended or the Investment Company Act of 1940, as amended, and no security issued by Seller has ever been registered pursuant to the Securities Exchange Act of 1934, as amended.
Seller is not required to file a notification, application, report, statement or take any other such action under the Hart-
Scott-Rodino Antitrust Improvements Act of 1976, as amended, or any other antitrust law in respect of any action pursuant to or contemplated by this Agreement.

            6.19  Employee Benefit Plans and Other Arrangements.
Except as set forth in Schedule 6.19, Seller does not sponsor, maintain, support, is not otherwise a party to, and does not have any liability or contingent liability under, any plan, program, fund, arrangement or contractual undertaking, whether for the benefit of a single individual or for more than one individual, and whether or not funded, including, without limitation, those in the nature of (i) an employee pension benefit plan as that term is defined in Section 3 (2) of the Employee Retirement Income
Security Act of 1974, as amended ("ERISA"), (ii) an employee welfare benefit plan (as defined in section 3(1) of ERISA); or
(iii) any incentive or other benefit arrangement for employees, their dependents and/or their beneficiaries.

            6.20   Consents and Approvals.  Except as set forth in
Schedule 6.20, Seller has obtained all consents, authorization and approvals under all statutes, laws, ordinances, regulations, rules, judgments, decrees and orders of any court or governmental agency, board, bureau, body, department or authority or of any other person required to be obtained by Seller in connection with the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby.
            6.21  Insurance.  All of the Assets and the Business
are insured for the benefit of Seller, in amounts deemed adequate by Seller's Board of Directors or management, against all risks usually insured against by persons operating similar properties or conducting similar operations in the localities where the Asset and the Business are located or such operations are conducted under valid and enforceable policies issued by reputable insurers.
Schedule 6.21 lists all such policies. Simultaneously herewith,
Seller is delivering to Buyer true and complete copies of all such policies in its possession or reasonably available to Seller on the date of the Closing as in effect at the Closing.
            6.22  Bank Accounts; Powers of Attorney.  Schedule
6.22 sets forth (i) the name of each bank in which Seller
maintains an account or safe deposit box and the names of all persons authorized to draw thereon or to have access thereto, and
(ii) the names of all persons, if any, holding powers of attorney from Seller and a summary statement of the terms thereof.
            6.23  Product Warranties.  Except as accrued in the
financial statements referred to in Section 6.6, Seller has no liability for any product warranties.
            6.24  Certain Disclosures.  Schedule 6.24 contains:
            (i)  a list of all officers and other employees and
       consultants of Seller;
            (ii)      a list of all products currently sold by
       Seller and a description of all products which are under
       development for manufacture or sale;
            (iii) a list of those entities that were the twenty
       five (25) largest customers of Seller in terms of dollar
       amount of sales during Seller's fiscal year ended December
       31, 1999 and during the period from January 1, 2000 through the Closing;
            (iv)      a list of all suppliers of raw materials,
       component parts or services of Seller in terms of dollar
       amount of purchases during Seller's fiscal year ended
       December 31, 1999 and during the period from January 1,
       2000 through September 7, 2000;
            (v)  a list of all of the outstanding vendor purchase
       orders of Seller on September 18, 2000;
            (vi)      a list of all of the outstanding customer
       orders of Seller on September 18, 2000; and
            (vii) a list of all material machinery and equipment
       (including software licensees and programs related
       thereto), owned, licensed, or used by Seller on September
       18, 2000.
                 6.25  Brokers.  Except as set forth in Schedule
       6.25, all negotiations relative to this Agreement and the
       transactions contemplated hereby have been carried on by
       Seller and Seller's counsel directly with Buyer and Buyer's counsel and without the intervention of any other person
       and in such manner as not to give rise to any valid claim
       against any of the parties for any finder's fee, brokerage commission or like payment.
                 6.26   Security Interest Releases.  Simultaneous
       with the execution and delivery of this Agreement and the
       Pay-Off Amount, Bank of America has (i) executed and
       delivered a release releasing its liens and mortgages on
       and security interests in and to the Assets relating to the
       BA Loan, (ii) cancelled all guarantees Seller issued in
       favor of such loans, and (iii) released Seller with respect to such loans. As evidence of the foregoing, Bank of
       America has executed, and upon the receipt of the Pay-Off
       Amount, delivered to Seller for filing such UCC-3
       Termination Statements, satisfactions of mortgage and such other documents and instruments as are necessary to effect the releases referred to above once filed by Seller as
       required by this Agreement.
            .
            6.27  No Untrue Statements.  No statement by Seller
contained in this Agreement or the Exhibits and Schedules hereto contains any untrue statement of a material fact, or omits or will omit to state a material fact necessary in order to make the statements herein and therein contained not misleading.  There is no fact that affects, or in the future might reasonably be
expected cause a Material Adverse Effect that is not set forth in this Agreement, the Exhibits or the Schedules.
       70   Representations and Warranties by Buyer.  Buyer
represents and warrants to the Seller as follows:

            7.1 Corporate Organization. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power and authority to carry on the Business now being conducted by Seller and to acquire and own and operate the Assets and the Business and to assume, perform and bear full responsibility for the Assumed
Liabilities. Simultaneously with the execution and delivery of this Agreement, Buyer is delivering to Seller complete and correct copies of its Certificate of Incorporation and By-Laws, as in effect on the date hereof. Promptly following the Closing, Buyer will qualify to do business in the jurisdictions set forth on
Schedule 6.1.

            7.2 Corporate Authorization; No Violation. Buyer has the corporate power to enter into this Agreement and to carry out its obligations hereunder. Buyer's Board of Directors has duly authorized the execution and delivery of this Agreement and the purchase and the performance or consummation of the transactions contemplated herein, and no other corporate proceeding on the part of Buyer is necessary to authorize the execution and delivery of this Agreement or the performance of the transactions contemplated herein. This Agreement has been duly executed and delivered on behalf of Buyer and is a legal, valid and binding obligation of Buyer enforceable against Buyer in accordance with its terms. Buyer has delivered to Seller a true and complete copy, certified by its Secretary, of the resolutions which have been duly adopted by its Board of Directors authorizing such execution and delivery and such purchase and the consummation of such other transactions.
Neither the execution, delivery or performance of this Agreement by Buyer nor the consummation of any of the transactions contemplated hereby (i) will violate or conflict with any provision of the Certificate of Incorporation or By-Laws of Buyer;
(ii) will result in any breach of or default under any provision of any contract or agreement of any kind to which Buyer is a party or by which Buyer is bound or to which any of its properties or assets are subject; or (iii) is prohibited by, or requires Buyer to obtain or make any consent, authorization, approval, registration or filing under any statute, law, ordinance, regulation, rule, judgment, decree or order of any court or governmental agency, board, bureau, body, department or authority.
            7.3 Litigation. There are no actions, suits, proceedings or investigations, either at law or in equity, or before any commission or other administrative authority in any United States or foreign jurisdiction, of any kind now pending or threatened or proposed in any manner, or any circumstances which should or could reasonably form the basis of any such action, suit, proceeding or investigation, involving Buyer or any of its properties or assets that (i) questions the validity of this Agreement or (ii) seeks to delay, prohibit or restrict in any manner any action taken or contemplated to be taken by Buyer under, or by reason of, this Agreement.

            7.4       Brokers.  Except as set forth in Schedule
7.4, all negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by Buyer and Buyer's counsel directly with Seller and Seller's counsel, without the intervention of any other person and in such manner as not to give rise to any valid claim against any of the parties for a finder's fee, brokerage commission or like payment.

            7.5 Antitrust Filings. Buyer is not required to file any notification, application, report or other such action under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or any other antitrust law in respect of any action pursuant to or contemplated by this Agreement.

            7.6 Consents and Approvals. Buyer has obtained all consents, authorizations and approvals under all statutes, laws, ordinances, regulations, rules, judgments, decrees and orders of any court or governmental agency, board, bureau, body, department or authority or of any other person required to be obtained by Buyer in connection with the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby.

            7.7 Buyer has executed and delivered to Seller for filing after the Closing all of the UCC-3 Amendments to Change
Debtor's Name as are necessary to evidence the release of Seller as a debtor and fully substitute Buyer for Seller thereon with respect to the liens and security interests being assumed by Buyer under the Assumed Liabilities as set forth on Schedule 2.2 to this Agreement, in the forms of Exhibits 7.7(i) through (xxxviii) hereto.

            7.8       No Untrue Statements.  No statement by
Buyer contained in this Agreement or in the Exhibits or Schedules hereto contains any untrue statement of a material fact, or omits or will omit to state a material fact necessary in order to make the statements herein and therein contained not misleading. There is no fact which affects, or in the future might reasonably be expected to affect, adversely (i) the Assets and/or the Business as owned and operated by Buyer from and after the Closing and/or
(ii) the Assumed Liabilities.

       80   Security Interest Releases. Immediately following the
Closing, Seller shall (i) file the UCC-3 Termination Statements referred to in Section 6.26, satisfactions of mortgage and other documents and instruments as are necessary to release Bank of

America's liens and mortgages on and security interests in and to the Assets and the Excluded Assets relating to the BA Loan, (ii)

cancel all guarantees of Seller issued in favor of such loan, and

(iii) provide duly and fully executed releases of Seller with respect to such loan and Buyer shall have received evidence

thereof satisfactory to Buyer, including, without limitation,

copies of all such documents.

       90   [Intentionally Omitted]

       100  [Intentionally Omitted] 110  [Intentionally Omitted]

120  Guarantee of Collectibility of Receivables of Seller.

            (4) Subject to the limitations set forth in this Section 12, Seller guarantees to Buyer that, except to the extent of the reserve for returns and allowances shown on the consolidated balance sheet of Seller and Seller's Parent as at August 31, 2000 referred to in Section 6.6, all accounts and notes receivable and other receivables reflected on said balance sheet (the
       "Receivables") will be valid and legally binding obligations of the persons owing said amounts to Seller. Except to the extent of the (i) reserve for doubtful accounts and (ii) reserve for returns and allowances, each as shown on the consolidated balance sheet of Seller and Seller's Parent as of August 31, 2000 referred to in Section 6.6, Seller guarantees to Buyer that the full amount of each Receivable will be paid to Buyer on or before ninety (90) days from the date each Receivable becomes due in accordance with its terms (the "Outside Collection Date"), provided that Buyer shall have used reasonable efforts to collect the Receivables;
       provided further, however that this guarantee shall not (i) apply to the extent any Receivable has been expressly pre-approved by Buyer (as set forth on Schedule 6.7 hereto), or is fully covered by insurance, a letter of credit or similar financial arrangement in favor of Buyer, or (ii) be applicable or effective if the nonpayment of such Receivable results from any claim or offset asserted against Buyer by the account debtor.

            (5) If any part of any Receivable has not been paid on or before its Outside Collection Date and such Receivable is subject to Seller's guarantee of collectibility as set forth in Section
       12(a) above (each, a "Stale Receivable," and collectively "Stale
       Receivables"), Buyer may then (i) reassign to Seller such unpaid part of the Stale Receivable, free and clear of any security interest, lien or other encumbrance arising on or after the Closing or (ii) set off against the Kamenstein Earn-Put or the NEP Earn-Out an amount equal to the unpaid part of such reassigned Stale Receivable.

       130  Survival of Representations and Warranties; Indemnification.

            (6) Survival of Representations and Warranties. All representations and warranties of Seller or Buyer contained in this Agreement or in any Schedule or any document delivered at Closing (not including the opinions of counsel), shall survive the Closing for a period of eighteen (18) months. All such representations and warranties shall not be affected by any investigation made by or on behalf of Seller or Buyer at and prior to the Closing.

     (7) Seller's Indemnification. Subject to the limits of subsection (C) hereof, Seller will indemnify and hold Buyer harmless against and in respect of:
          (i) any and all losses, costs, expenses or damages to Buyer resulting from any misrepresentation of a material fact by Seller contained in this Agreement (or in any Schedule or in any document delivered in the form of an Exhibit to this Agreement at Closing (but not including the opinion of Seller's counsel) or resulting from Seller's failure to perform any provision of this Agreement to be performed by Seller;

          (ii)      any and all debts, liabilities and
     obligations of Seller of any nature, whether absolute, accrued, contingent or otherwise, other than the Assumed Liabilities; and


          (iii)  any and all expenses, taxes, debts,
     liabilities and obligations of Seller to be incurred by Seller in the preparation of this Agreement and the performance by Seller of the terms and provisions of this Agreement, except such expenses, taxes, debts and liabilities as are otherwise expressly set forth in this Agreement to be borne by Buyer.

     (8) Limitation on Seller's Indemnification Obligations. Seller shall have no obligation to indemnify Buyer pursuant to this
Section 13 unless and until the aggregate amount of indemnification to which Buyer (but for this Section 13 (C)) otherwise shall have become entitled hereunder shall exceed
$50,000, at which time and from time to time thereafter, Buyer shall be entitled to recover only such amounts as are in excess of $50,000.

     (9) Buyer's Indemnification.  Buyer will indemnify and hold
Seller harmless against and in respect of:

           (i)  any and all losses, costs, expenses or
     damages to Seller resulting from any
       misrepresentation of a material fact by Buyer contained in this Agreement (or in any Schedule or in any document delivered in the form of an Exhibit to this Agreement at Closing (but not including the opinion of Buyer's counsel)) or resulting from Buyer's failure to perform any provision of this Agreement to be performed by Buyer;

          (ii) any and all liabilities and obligations of Buyer arising from the Assets or the Business from and after the Closing;
          (iii) any and all of the Assumed Liabilities;

          (iv) any and all costs, expenses, damages or losses to Seller resulting from Seller maintaining the employees of the Business from and after the Closing on Seller's payroll in accordance with Section 2.5 of this Agreement; and

          (v)  any and all expenses, taxes, debts,
     liabilities and obligations of Buyer incurred by Buyer in the preparation of this Agreement and the performance of the terms and provisions of this
            Agreement.
       140 Set-Off. If from time to time and at any time Buyer shall be entitled to be paid by Seller any amount under the provisions of either Section 12 or 13, Buyer shall be entitled, if it so elects, to set-off such amount against any unpaid payments of the Kamenstein Earn-Out (as that term is defined in the Kamenstein Employment Contract) and/or the NEP Earn-Out. Such right of set-off shall be in addition to and not in substitution of any other rights Buyer shall be entitled to under the provisions of either Section 12 or 13 or otherwise; provided, however, that in the event there are unpaid amounts of the Kamenstein Earn-Out and/or the NEP Earn-Out, Buyer shall first set off against such amounts. Buyer shall provide written notice of set-off to the party against whose earn-out the set off is occurring; provided, however, that failure to provide such notice shall not prejudice Buyer's rights hereunder.

       150 Non-Competition. Except as contemplated in the Kamenstein Employment Agreement, for a period of three years commencing on the Closing, Seller will not, and Seller will not permit any affiliate of Seller to, directly or indirectly, manufacture, furnish, assemble, sell or distribute, within or without the United States, any product manufactured, furnished, assembled, sold or distributed by Seller at any time during the one-year period ending on the Closing or otherwise attempt to compete with Buyer with respect to the Business. If, at the time of enforcement of this Section, a court shall hold that the duration, scope or area restrictions stated herein are unreasonable under circumstances then existing, the parties agree that the maximum duration, scope or area reasonable under such circumstances shall be substituted for the stated duration, scope or area and that the court shall be allowed to revise the restrictions contained herein to cover the maximum period, scope and area permitted by law.

       160  Miscellaneous.

            16.1 Assurance of Further Action. From time to time after the Closing and without further consideration from Buyer, but at Buyer's expense, Seller shall execute and deliver, or cause to be executed and delivered, to Buyer such further instruments of sale, conveyance, assignment, transfer and delivery and take such other action as Buyer may reasonably request in order to more effectively sell, convey, assign, transfer and deliver and reduce to the possession of Buyer any and all of the Assets and consummate the transactions contemplated hereby.
            16.2  Expenses.

            A.   Except as set forth in subsection B of this
Section 16.2, Seller will pay all of Seller's legal and accounting fees and other expenses incurred in the preparation of this Agreement and the performance of the terms and provisions of this Agreement and all sales, real estate, capital gains and income taxes (other than real estate transfer taxes) incurred by Seller as a result of the sale contemplated by this Agreement, it being intended that Seller shall not make any expenditure for the same prior to the Closing and that Buyer shall not assume any liability with respect to the same. Notwithstanding the foregoing, Seller may pay all taxes that are due and/or which may otherwise be accruing for the period up through the Closing and listed on
Schedule 16.2 as a Buyer-acknowledged and permitted expenditure of Seller at and prior to Closing

            B. Buyer will pay all transfer and bulk sales taxes, if any, incurred in connection with the transactions contemplated in this Agreement (as contemplated in the list of Assumed Liabilities on Schedule 2.2 hereto). Buyer shall also pay up to $75,000 in the aggregate of Seller's legal fees and expenses, accounting expenses, filing fees and UCC notification costs incurred in connection with the transactions contemplated herein, which payment shall be made upon Buyer's receipt of copies of reasonably detailed invoices delivered to Seller with respect to such fees, expenses and costs.
            C. All rents, additional rents, all other charges under the Real Property Leases, utilities and fuel expenses, real estate taxes and personal property taxes and water and sewer rents and all such other taxes, charges and assessments if any, relating to the Real Property included in the Assets shall be apportioned between Seller and Buyer on the date of Closing on the basis of the tax year for which assessed. If the Closing shall occur before the tax rate for any tax year is fixed, the apportionment of taxes shall be upon the basis of the tax rate for the next preceding year for which the tax rate is fixed applied to the latest assessed valuation. Any errors in the foregoing shall be rectified after the Closing. This section 16.2 shall survive the Closing.
            16.3 Waiver. The parties hereto may by written agreement (i) extend the time for or waive or modify the performance of any of the obligations or other acts of the parties hereto or (ii) waive any inaccuracies in the representations and warranties contained in this Agreement or in any document delivered pursuant to this Agreement.
            16.4 Notices. All notices, requests or other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered or mailed first class certified mail postage prepaid addressed as follows.
  If to Buyer:
  MK Acquisition Corporation
  c/o Lifetime Hoan Corporation
  One Merrick Avenue
  Westbury, NY 11590
  Attention: Jeffrey Siegel, President,

  with a copy to:
  Samuel B. Fortenbaugh, Esq.
  Morgan, Lewis & Bockius LLP
  101 Park Avenue, 45th Floor
  New York, New York 10178

  If to Seller:
  Finally Done, Inc.
  665 Titicus Road
  North Salem, New York 10560
  Attn:  Peter Kamenstein

  with a copy to: Marie- Therese Allen, Esq.
  Curtis, Mallet-Prevost, Colt &
  Mosle LLP 101 Park Avenue, 35th Floor
  New York, New York 10178

or to such other address as may have been furnished in writing to the party giving the notice by the party to whom notice is to be given.

            16.5  Entire Agreement.  This Agreement and the
Schedules and Exhibits attached hereto and made a part hereof embodies the entire agreement between the parties and there have been and are no agreements, representations or warranties, oral or written among the parties other than those set forth or provided for in this Agreement. This Agreement may not be modified or changed, in whole or in part, except by a supplemental agreement signed by each of the parties.

            16.6  Rights Under this Agreement; Nonassignability.
This Agreement shall bind and inure to the benefit of the parties hereto and their respective successors and assigns, but shall not be assignable by either party without the prior written consent of the other party hereto. Nothing contained in this Agreement is intended to confer upon any person, other than the parties to this Agreement and their respective successors and assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

            16.7 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New
York without reference to its conflicts of law principles.

            16.8  Headings; References to Sections, Exhibits and
Schedules. The headings of the Sections, paragraphs and subparagraphs of this Agreement are solely for convenience and reference and shall not limit or otherwise affect the meaning of any of the terms or provisions of this Agreement. The references herein to Sections, Exhibits and Schedules, unless otherwise indicated, are references to sections of and exhibits and schedules to this Agreement.

            16.9  Severability.  If any provision of this
Agreement, including any phrase, sentence, clause, Section or subsection is inoperative, invalid or unenforceable for any reason, such circumstance shall not have the effect of rendering the provision in question inoperative, invalid or unenforceable in any other case or circumstance, or of rendering any other provision or provisions contained herein invalid, inoperative or unenforceable to any extent whatsoever.

            16.10 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but which together constitute one and the same instrument.

            16.11     Dispute Resolution.   Buyer and Seller agree
that any dispute or controversy arising out of or in connection with this Agreement or any alleged breach thereof shall be settled by arbitration in New York, New York pursuant to the rules of the
American Arbitration Association then in effect. If the two
parties cannot jointly select a single arbitrator to determine the matter, one arbitrator shall be chosen by each party (or, if a party fails to make a choice, by the American Arbitration
Association on behalf of such party) and the two arbitrators so chosen will select a third.  The decision of the single arbitrator jointly selected by the parties, or, if three arbitrators are selected, the decision of any two of them, will be final and binding upon the parties and the judgment of a court of competent jurisdiction may be entered thereon.  Fees of the arbitrators and costs of arbitration shall be borne by the parties in such manner as shall be determined by the arbitrator or arbitrators.



                   [Signature Page Follows]
       IN WITNESS WHEREOF, the parties have duly executed this
Agreement as of the date first above written.
                           MK ACQUISITION CORPORATION
                           By /s/ Jeffrey Siegel
                           Jeffrey Siegel
                           President

                           M. KAMENSTEIN, INC.


                           By /s/ Peter Kamenstein
                           Peter Kamenstein
                           President


















