Form 10-K
period 2000-12-31
LIFETIME HOAN CORP
filed 2001-04-02
CIK 874396

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [No Fee Required]
       For the fiscal year ended December 31, 2000
                           or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
 [No Fee Required]

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

     Indicate  by  check mark whether the registrant  (1)
    has filed all reports required to be filed by Section
    13  or  15(d) of the Securities Exchange Act of  1934
    during  the preceding 12 months (or for such  shorter
    periods that the registrant was required to file such
    reports),  and  (2) has been subject to  such  filing
    requirements for the past 90 days.
    Yes  __                                      No X

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of 4,339,000 shares of the
    voting stock held by non-affiliates of the registrant
    as   of   February   28,   2001   was   approximately
    $29,562,000.   Directors,  executive  officers,   and
    trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.

    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 2001 was 10,492,130.

           DOCUMENTS INCORPORATED BY REFERENCE
    See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities & Exchange Act of 1934 and the
    Exhibit Index hereto.


                LIFETIME HOAN CORPORATION

                        FORM 10-K

                    TABLE OF CONTENTS



PART 1
1.   Business                                          3
2.   Properties                                       10
3.   Legal Proceedings                                11
4.   Submission of Matters to a Vote of Security Holders
11


PART II
5.   Market for the Registrant's Common Stock and Related
Stockholder Matters                                   11
6.   Selected Financial Data                          12
7.   Management's Discussion and Analysis of Financial
Condition
     and Results of Operations                        13
8.   Financial Statements and Supplementary Data      17
9.   Changes in and Disagreements with Accountants on
Accounting
     and Financial Disclosure                         17


PART III
10.  Directors and Executive Officers of the Registrant18
11.  Executive Compensation                           19
12.  Security Ownership of Certain Beneficial Owners and
Management                                            19
13.  Certain Relationships and Related Transactions   19

PART IV
14. Exhibits, Financial Statement Schedules, and Reports
  on Form 8-K                                        20
Exhibit Index                                         20
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

Lifetime   Hoan   Corporation   designs,   markets    and
distributes   a   broad  range  of   household   cutlery,
kitchenware,  cutting  boards,  pantryware  and  bakeware
products.   The  Company has developed a strong  consumer
franchise by promoting and marketing innovative  products
under   both owned and licensed trade names.  Owned trade
names   include   Hoffritzr,  Prestiger,  Tristarr,   Old
Homesteadr, Roshcor, Baker's Advantager, Kamensteinr  and
Hoanr.    Licensed   trade  names  include   Farberwarer,
KitchenAidr  and  various names under  license  from  The
Pillsbury  Company.  The Farberwarer trade name  is  used
pursuant  to  a 200 year royalty-free license.   As  used
herein, unless the context requires otherwise, the  terms
"Company" and "Lifetime" mean Lifetime Hoan Corporation and its subsidiaries.

Sales growth is stimulated by expanding product offerings
and  penetrating  various channels of distribution,  both
domestically  and  internationally.   In  addition,   the
following acquisitions and agreements have been made which have had a favorable impact on the Company's business:


Hoffritzr

In September 1995, the Company acquired the Hoffritzr trademarks and brand name. The Company uses the name on various products including cutlery, scissors, personal care implements, kitchen tools, bakeware, barware and barbecue accessories. The Company believes that Hoffritzr is a well-known, respected name with a history of quality. The acquisition has enabled the Company to sell products at higher price points than the rest of the Company's products. Since acquiring the brand name, the Company has continuously designed and developed new items each year and currently sells approximately 300 types of items under the Hoffritz brand name. The Company markets these products primarily through major department stores and high end specialty stores nationwide.

Farberwarer

In  April 1996, the Company entered into an agreement  to
acquire    certain    assets    of    Farberware,    Inc.
("Farberware").  Under  the  terms  of  the   acquisition
agreement,  and a joint venture agreed to by the  Company
and  Syratech  Corporation in connection  therewith,  the
Company  acquired  a  200  year, royalty-free,  exclusive
right to use the Farberwarer name in connection with  the
product  lines  covered  by  its  then  existing  license
agreement,   which  included  kitchen  cutlery   products
(excluding flatware) and kitchen tools such as  spatulas,
barbecue  forks and "gadgets" (but excluding appliances),
plus  certain limited additional products. This agreement
enables   the  Company  to  market  products  under   the
Farberwarer  name  without paying  additional  royalties.
The  Company also acquired 50  Farberware outlet  stores.
In addition, rights to license the Farberwarer name for use by third parties in certain product categories are held by a joint venture, owned equally by the Company and a wholly-owned subsidiary of Syratech Corporation.

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

In   August  1998,  the  Company  acquired  all  of   the
outstanding  common stock of Roshco, Inc.  ("Roshco"),  a
privately-held   bakeware  and  baking-related   products
distributor,   located  in  Chicago,  Illinois.    Roshco
markets  its  bakeware and baking-related products  under
the  Roshco  and  Baker's  Advantage  trade  names.   The
purchase  price consisted of an initial cash  payment  of
$5.0  million and notes payable of $1.5 million. In  1999
and 2000, the Company paid $500,000 each year towards the
notes  payable.  The Company was also obligated  to  make
additional  payments  based on annual  sales  volume  for
bakeware and baking-related products for a period of  two
years.  In  1999 and 2000, the Company paid approximately
$416,000  and  $543,000,  respectively,  to  fulfill  its
obligation  of  additional payments due  related  to  the
acquisition.  The Company also assumed bank debt of  $2.6
million that was paid on the acquisition date.

Revere Agreement

In  October  1998, the Company entered into  a  licensing
agreement  with Corning Consumer Products Company.   This
agreement allowed the Company to design and market cutlery and cutting boards under the Reverer trademark in the United States and Canada. Shipments of products under the Reverer trade name began in the second quarter of 1999.

During 2000, the Company terminated the agreement with Corning Consumer Products. Revenue from Reverer branded products for the years ended 2000 and 1999 were not material.


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

Salton Agreement

In  January  2000, the Company entered into an  agreement
with   Salton  Inc.,  regarding  the  operation  of   the
Company's  Farberware retail outlet stores.  Pursuant  to
the  agreement, the Company continues to own and  operate
the   Farberware retail outlet stores, which the  Company
acquired   in   1996,  and  Salton  Inc.,  the   licensed
manufacturer  of  Farberware branded  electric  products,
assumes  responsibility  for merchandising  and  stocking
electric products in the stores. Salton Inc. receives all
revenue  from  sales  of  Farberware  electric  products,
occupies  20%  of the space in each store and  reimburses
the   Company   for   20%  of  the   operating   expenses
attributable to the stores.


Kamenstein Acquisition

Effective  September  1, 2000, the Company  acquired  the
assets  and  certain liabilities of M.  Kamenstein,  Inc.
("Kamenstein"), a privately-held 107-year old  housewares
company  whose  products include pantryware,  teakettles,
and home organization accessories.  Kamenstein's revenues
were  approximately $21.0 million for  the  twelve  month
period  ended August 31, 2000.  In acquiring  Kamenstein,
the  Company assumed bank debt and other indebtedness  of
approximately $10.0 million.  The Company is obligated to
make  contingent  payments based on annual  gross  profit
dollars earned on sales of the business for a period of 3
years.   Kamenstein contributed $7.6 million in sales  to
the Company's total net sales for the four-month period ended December 31, 2000.

KitchenAid Agreement

On October 16, 2000, the Company entered into a licensing
agreement  with KitchenAid, a division of  the  Whirlpool
Corporation.   This  agreement  allows  the  Company   to
design, manufacture and market an extensive range of kitchen utensils, barbecue items and pantryware products under the KitchenAidr brand name. Shipments of products under the KitchenAidr name are expected to begin late in the second quarter of 2001.

                            5
Products

The Company designs, markets and distributes a broad range of household cutlery, kitchenware, cutting boards, pantryware and bakeware, marketing its products under various trade names including Farberwarer, Hoffritzr, Prestiger, Kamensteinr, KitchenAidr, Hoanr and Bakers
Advantager.

Cutlery

The  Company   markets and distributes household  cutlery
under a variety of trade names including Farberwarer, Hoffritzr, and Tristarr. Cutlery is sold individually, in blister packages, boxed sets and in sets fitted into wooden counter blocks, resin carousels and stainless carousels.

Cutlery  is  generally shipped as individual pieces  from
overseas   manufacturers  to  the   Company's   warehouse
facilities  in  central  New Jersey.   This  permits  the
Company to configure the quantity, style and contents  of
cutlery  sets to meet customer requirements as to product
mix  and  pricing.   The  sets  are  then  assembled  and
packaged for shipment to customers.

Kitchenware

The  Company  sells  over 3,400 kitchenware  items  under
various  trade  names  including Farberwarer,  Hoffritzr,
KitchenAidr,   Hoanr,   Prestiger,   Smart   Choice   and
Pillsbury. The kitchenware items are manufactured to the Company's specifications outside the United States and are generally shipped fully assembled. These items are typically packaged on a card which can be mounted for sale on racks at the retailers' premises for maximum display visibility. Products include the following:

Kitchen Tools and Gadgets

      Food preparation and serving tools such as metal, plastic and wooden spoons, spatulas, serving forks, graters, strainers, ladles, shears, vegetable and fruit knives, juicers, pizza cutters, pie servers, and slicers;

     Barbecue accessories, in sets and individual pieces, featuring such items as spatulas, tongs, forks, skewers, hamburger and fish grills, brushes, corn holders, food umbrellas, and nut and lobster crackers.


Impulse Purchase Products

      J-Hook and Clip Strip merchandising systems which enable the Company to create additional selling space in the stores. The line consists of a variety of quality, novelty items designed to trigger impulse buying. This line is targeted towards supermarkets and mass merchants.





Cutting Boards

      The  Company  designs and markets a full  range  of
cutting  boards  made of polyethylene,  wood,  glass  and
acrylic.   These products are distributed  under  several
trade  names  including Farberwarer and  Hoffritzr.   All
cutting boards are imported. Boards are also packaged with cutlery items and kitchen gadgets.

Bakeware

      The  Company  designs, markets  and  distributes  a
variety  of bakeware and baking related products.   Trade
names   that  these  products  are  sold  under   include
Hoffritzr, Bakers Advantager, Roshcor and under a license from Pillsbury, one of America's best known brands of baking accessories, featuring the Poppin-FreshT logo on such items as pastry brushes, spatulas, whisks, spoon and cup sets, cookie cutters, mixing spoons and magnets.

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

Pantryware

       In   September   2000  with  the  acquisition   of
Kamenstein, the Company began to design, market and distribute pantryware, teakettles, spice racks and home organization accessories. Products are distributed under the trade names Kamensteinr, MKIr, Warren Kimbler, Claire
Murrayr and Debbie Mummr.

       These  product  lines  include  bread  boxes,  mug
holders,  paper  towel dispensers, spice carousels,  mail
caddy's, enamel teakettles, steel teakettles and hardwood
message  centers.   These items are manufactured  to  the
Company's specifications outside the United States and are generally shipped fully assembled. The spices in the spice carousels are filled domestically in Kamenstein's
Massachusetts warehouse.

New Products

The  Company  has  a  design and  development  department
consisting  of  14  employees who  create  new  products,
packaging  and merchandising concepts. In excess  of  400
items were developed or remodeled in 2000, including the following:

Hoffritz: Introduction of a new line of stainless steel and nylon kitchen tools.in 1999.

Cutlery:   Introduction of Farberwarer  Millenium  forged
cutlery block sets and additional walnut block sets.

Gadgets:   Introduction  of  60  new  kitchen  tools  and
gadgets  to  extend the Farberware Classic and Farberware
Pro product lines, and themed product display units for retailers.

Bakeware: Introduction of Farberwarer and Roshcor cookie press with 20 discs and 6 decorating tips and the expansion of the Farberwarer and Roshcor fondue lines.

Kamenstein:   Introduction of Warren Kimbler  and  Claire
Murrayr  hardwood  pantryware,  numerous  Snap   It   and
FlatRackr   storage   and   organization   products   and
additional World of Motionr teakettles.


Sources of Supply

The  Company  sources its products from approximately  46
manufacturers   located  primarily  in  the   Far   East,
including  the  People's Republic of China and  Malaysia,
and  to  a  smaller extent in the United  States,  Korea,
France,   Indonesia,  Taiwan,  Thailand  and  Italy.    A
majority of its cutlery was purchased from four suppliers in 2000 who accounted for 32%, 25%, 22% and 11% of the total purchases, respectively, and from three suppliers in 1999 who accounted for 47%, 26% and 17% of the total purchases, respectively. A majority of its pantryware was purchased from two suppliers in 2000 who accounted for 59% and 11%, respectively, of the total purchases.
An interruption of supply from any of these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis. However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

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

Marketing

The  Company  markets its product lines directly  through
its  own sales force and through a network of independent
sales  representatives.  The Company's products are  sold
primarily  in  the  United States to approximately  1,100
customers including national retailers, department  store
chains,   mass  merchant  retail  and  discount   stores,
supermarket  chains,  warehouse clubs,  direct  marketing
companies, specialty chains and through other channels of
distribution. During the years ended December  31,  2000,
1999  and 1998, Walmart accounted for approximately  11%,
14%  and  17%  of  net  sales,  respectively.   No  other
customer accounted for 10% or more of the Company's net sales during 2000, 1999 and 1998.

Competition

The markets for household cutlery, kitchenware, cutting boards, pantryware and bakeware are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products to retailers are consumer brand name recognition, quality, packaging, breadth of product line, distribution capability, prompt delivery and price to the consumer.

Patents and Trademarks

The  Company uses a number of owned trademarks, primarily
Hoffritzr,   Bakers  Advantager,  Roshcor,   Kamensteinr,
Tristarr  and  Hoanr,  as well as  Farberwarer  which  is
licensed  under a 200 year royalty-free agreement,  which
the  Company  considers significant  to  its  competitive
position. Some of these trademarks are registered in  the
United States and others have become distinctive marks as
to  which the Company has acquired common law rights. The
Company  also has licensed trademarks from The  Pillsbury
Company  and  KitchenAid,  a division  of  the  Whirlpool
Corporation, which the Company uses in its business.  The
Company  also  owns  several design and  utility  patents
expiring from 2001 to 2017 on the overall design of  some
of  its  products.  The  Company also  acquired  patents,
trademarks  and  copyrights as part  of  the   Hoffritzr,
Roshco and Kamenstein acquisitions that expire from  2001
to 2022. The Company believes that the expiration of any of its patents would not have a material adverse effect on its business.

Seasonality

Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during its third and fourth quarters. During 1999, the Company experienced problems with the installation of a new warehouse management system that negatively impacted its ability to make shipments primarily in the first and third quarters which impacted the normal seasonality of quarterly shipments. The following table sets forth the quarterly net sales for the years ended December 31, 2000, 1999 and 1998:

                Net Sales (in thousands)

             1st       2nd       3rd       4th
          Quarter  Quarter   Quarter   Quarter
2000       $27,600   $25,500   $33,500   $42,800
1999        17,800    26,900    23,000    39,100
1998        21,900    24,200    31,300    39,400


Backlog

The Company receives projections on a seasonal basis from its principal customers; however, firm purchase orders are most frequently placed on an as needed basis. The
Company's experience has been that while there may be some modifications of customers' projections, the Company is able, with some degree of certainty, to predict its product needs.

The  Company's backlog at December 31, 2000 and 1999  was
$7,341,000  and  $9,802,000, respectively.   The  Company
expects  to  fill  the  2000 backlog  during  2001.   The
Company  does  not believe that backlog is indicative  of
its  future results of operations or prospects.  Although
the  Company  seeks  commitments from customers  well  in
advance  of  shipment dates, actual confirmed orders  are
typically  not  received  until  close  to  the  required
shipment dates.

Employees

As of December 31, 2000, Lifetime had 685 819 full-time employees, of whom 5 were employed in an executive capacity, 66 in sales, marketing, design or product development, 63 in financial, administrative or clerical capacities, 370 in warehouse or distribution capacities and 269 were outlet store personnel. Prestige Italy had 19 employees and Prestige Germany had 27 employees. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The following table describes the facilities at which the Company operates its business:



Description/Use of   Location  Approximate  Owned    Lease
Property                        Square    Or Leased   Expiration
                                Footage               Date
Corporate           Westbury,
headquarters   and  New York     47,000   Owned        N/A
outlet store

Warehouse      and  Dayton, New
distribution        Jersey      305,000   Leased      1/31/02
facility

Warehouse      and  Dayton, New
distribution        Jersey      136,000   Leased 1/31/02
facility

Warehouse      and  Cranberry,
distribution        New Jersey  152,000   Leased 6/30/04
facility

                    Bentonville
Showroom            , Arkansas   1,000    Leased 3/31/02


Sales office        Chicago,     1,000    Leased 12/31/03
                    Illinois

Prestige     Italy
office,  warehouse
and   distribution  Milan,       26,000   Owned    N/A
facility            Italy

Prestige   Germany
office,  warehouse  Solingen,
and   distribution  Germany      24,000   Leased 3/31/01
facility

                    Tsim    Sha
Showroom            Tsui,  Hong  1,700    Leased 12/31/01
                           Kong

Kamenstein          Elmsford,
corporate           New York     7,000    Leased 1/31/04
headquarters

Kamenstein          Winchendon,
warehouse and     Massachusetts  169,000   Owned    N/A
distribution
facility


Aside  from  the properties listed above,  the  Company's
Outlet Store subsidiary leases approximately 53 stores in retail outlet centers located in 22 states throughout the United States. The square footage of the stores range from approximately 2,000 square feet to 5,000 square feet. The terms of these leases range from three to five years with expiration dates beginning in January 2001 and extending through August 2004.

The  Company  has signed a lease for a new  build-to-suit
550,000 square foot warehouse and distribution center  in
Robinnsville, New Jersey.  The term of the  lease  is  15
years from the commencement date, which is anticipated to
be in the 3rd quarter of 2001.



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



PART II

ITEM  5.  MARKET  FOR THE REGISTRANT'S COMMON  STOCK  AND
RELATED STOCKHOLDER MATTERS

The  Company's  Common Stock is traded under  the  symbol
"LCUT"  on The Nasdaq National Market ("Nasdaq") and  has
been since its initial public offering in June 1991.   In
2000,  the  Board of Directors increased  the  authorized
amount  of  Common Stock that could be bought  back  from
1,000,000  common  shares  to  3,000,000  common  shares.
Through  December 31, 2000, 2,113,500 common shares  were
repurchased  and through February 28, 2001, an  aggregate
of 2,123,000 common shares were repurchased.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by Nasdaq.



                          2000           1999
                      High     Low     High     Low

  First Quarter      $7.75   $5.31 $10.88   $9.38

  Second Quarter     $8.70   $6.75 $10.38   $7.25

  Third Quarter      $8.13   $6.19 $10.13   $7.25

  Fourth Quarter     $7.94   $6.50  $7.38   $4.78



At December 31, 2000, the Company estimates that there were approximately 800 beneficial holders of the Common
Stock of the Company.

The  Company paid quarterly cash dividends of $0.0625 per
share  or a total annual cash dividend of $0.25 per share
on  its Common Stock in each of 2000 and 1999.  The Board
of Directors currently intends to maintain quarterly cash
dividends  of $0.0625 per share of Common Stock  for  the
foreseeable  future,  although  the  Board  may  in   its
discretion determine to modify or eliminate such dividend
at any time.



ITEM 6. SELECTED FINANCIAL DATA

The  selected financial data set forth below for the five
years  in  the period ended December 31, 2000  have  been
derived  from  the  audited financial statements  of  the
Company. The data for 1998 through 2000 should be read in
conjunction  with "Item 7 - Management's  Discussion  and
Analysis   of   Financial  Condition   and   Results   of
Operations"  and  the  audited financial  statements  and
related notes thereto included elsewhere herein.
          (in thousands except per share data)

                                         Year Ended December 31,
                                 2000      1999    1998     1997    1996
INCOME STATEMENT DATA:
Net sales                    $129,375  $106,761 $116,746  $100,021 $98,426
Cost of sales                  75,001    57,979   60,507    51,419  50,528
Gross profit                   54,374    48,782   56,239    48,602  47,898
Selling, general and           47,903    42,250   35,306    33,114  31,915
administrative expenses
Income from operations          6,471     6,532   20,933    15,488  15,983
Interest expense                  913       281      203        76     671
Other income, net               (693)     (532)    (200)     (149)   (100)
Income before income taxes      6,251     6,783   20,930    15,561  15,412
Income taxes                    2,817     2,822    8,372     6,000   6,060
Net income                     $3,434    $3,961  $12,558    $9,561  $9,352

Basic earnings per common        $0.31    $0.32    $1.00    $0.77   $0.75
share
Weighted average shares -       10,995   12,572   12,570   12,459  12,395
basic

Diluted earnings per common      $0.31    $0.31    $0.98    $0.75   $0.74
share
Weighted average shares -        11,079   12,671   12,843   12,720  12,676
diluted

Cash dividends paid per          $0.25    $0.25    $0.25    $0.06   $   -
common share



                                               December 31,
                                  2000     1999     1998    1997    1996
BALANCE SHEET DATA:
Current assets                  $72,092  $82,304  $72,265  $69,709 $61,884
Current liabilities              34,074   27,688   13,925   12,051  13,213
Working capital                  38,018   54,616   58,340   57,658  48,671
Total assets                    112,119  116,384  105,072   92,957  84,772
Borrowings                       10,746    8,073       -       -     1,000
Stockholders' equity             77,517   87,808   91,147   80,906  71,559






     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION     AND RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                   Year Ended December 31,
                                   2000          1999         1998
 Net sales                       100.0  %      100.0 %    100.0 %
 Cost of sales                    58.0         54.3        51.8
 Gross profit                     42.0         45.7        48.2
 Selling, general and adm.        37.0         39.6        30.2
 Expenses
 Income from operations            5.0          6.1        18.0
 Interest expense                  0.7          0.3         0.2
 Other income, net               (0.5)         (0.5)       (0.2)
 Income before income taxes        4.8          6.3        18.0
 Income taxes                      2.2          2.6         7.2
 Net income                        2.6  %       3.7  %     10.8 %

2000 COMPARED TO 1999

Net Sales

Net sales in 2000 were $129.4 million, an increase of approximately $22.6 million, or 21.2% higher than 1999.
Approximately $13.8 million of the sales increase was attributable to acquisitions; the Prestige Companies acquired in September 1999 and the Kamenstein business acquired in September 2000. The remaining increase in net sales reflects the positive impact of the Company's return to normalized shipping rates and turnaround times for customer orders during 2000. In 1999, net sales were severely impacted as problems arose from the installation of a new warehouse management system which hampered the Company's ability to ship merchandise to its customers.

Gross Profit

Gross profit for 2000 was $54.4 million, an increase of approximately $5.6 million or 11.5%. Gross profit as a percentage of net sales decreased to 42.0% from 45.7%.
The decline in gross profit margin was primarily the result of an inventory shortfall revealed during the 2000 year-end physical inventory. Consequently, the Company has recorded a charge of approximately $4.0 million
(which reduced earnings by $0.23 and $0.22 basic and diluted per common share for the fourth quarter and year ended December 31, 2000, respectively), which is included in cost of goods sold for 2000. The Company investigated the shortfall; however, the ultimate cause could not be finally determined. Accordingly, the associated charge was reported in the fourth quarter of 2000. The Company is reviewing its procedures and operating and financial controls and, based upon such review, where appropriate, will implement enhanced procedures and controls.

Gross profit margin also decreased as a result of certain efforts to clean up and reduce inventory in preparation for the move to the new warehouse in 2001.



Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  for  2000
were  $47.9  million,  an increase of  $5.7  million,  or
13.4%,  over 1999.  The increase in selling, general  and
administrative expenses was primarily attributable to the
expenses  related  to the Kamenstein  business  that  was
acquired  in September 2000 and to the Prestige Companies
which  were  acquired in September 1999.   Excluding  the
expenses  relating  to the Kamenstein  business  and  the
Prestige  Companies, selling general  and  administrative
expenses increased by approximately $200,000.

As a percentage of net sales, selling, general and administrative expenses decreased to 37.0% from 39.6%.

Interest Expense

Interest expense for 2000 was $913,000, an increase of $632,000 from 1999. This increase was due attributable to a higher level of borrowings throughout 2000 under the Company's lines of credit.


1999 COMPARED TO 1998

Net Sales

Net  sales  in  1999 were $106.8 million, a  decrease  of
approximately  $10.0 million, or 8.6%  below  1998.   The
decrease  in  sales was attributable to  problems  issues
experienced  in  our warehouse operations  that  resulted
from  the  installation  of  a new  warehouse  management
system in January 1999.  The problems issues with the new
warehouse  management  system  negatively  impacted   the
Company's  ability to ship merchandise to  its  customers
and  which  in  turn caused inventory  to  increase  well
beyond  the warehouse's efficient capacity.  The  Company
believes that appropriate measures were taken to  rectify
these problems and that the system properly functioned at
acceptable levels during the fourth quarter.

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

Interest Expense

Interest expense for 1999 was $281,000, an increase of $78,000 over 1998. This increase was due attributable to increased borrowings under the Company's line of credit during 1999, primarily due to lower sales and earnings in the first three quarters of 1999 as compared to 1998.



LIQUIDITY AND CAPITAL RESOURCES

At  December  31,  2000, the Company had  cash  and  cash
equivalents of $1.3 million, a decrease of $200,000  from
the  prior  year,  working capital was $38.0  million,  a
decrease  of   $16.6 million from 1999, and  the  current
ratio was 2.1 to 1.

Cash  provided  by operating activities was approximately
$22.4   million,  primarily  the  result   of   decreased
merchandise  inventories and net income.   Cash  used  in
investing  activities  was  approximately  $3.2  million,
which  was primarily the purchase of fixed assets.   Cash
used  in  financing  activities was  approximately  $19.3
million,  primarily  used for the  repurchase  of  common
stock,  the  paydown of short term borrowings,  including
debt assumed in the Kamenstein acquistion and the payment
of dividends.

Capital  expenditures were $2.0 million in 2000 and  $2.6
million in 1999.  Total planned capital expenditures  for
2001  are estimated at $13.0 million.  These expenditures
will  be  primarily  for machinery,  equipment,  computer
hardware and computer software for the new leased  build-
to-suit  warehouse  and  distribution  facility.    These
expenditures  are  expected to  be  funded  from  current
operations,   cash   and   cash  equivalents   and   bank
borrowings.

Effective  September  1, 2000, the Company  acquired  the
assets and certain liabilities of Kamenstein, a privately-
held  107-year  old  housewares  company  whose  products
include  pantryware,  teakettles, and  home  organization
accessories.   Kamenstein's revenues  were  approximately
$21.0  million for the twelve month period  ended  August
31,  2000.  In acquiring Kamenstein, the Company  assumed
bank  debt and other indebtedness of approximately  $10.0
million.   The  Company is obligated to  make  contingent
payments  in  the  future based on  annual  gross  profit
dollars earned by the business for a 3-year period.

The  Company  has  available anan  unsecured  $25,000,000
$25,000,000 line of credit with a bank (the "Line") which
may  be  used  for revolving credit loans or  letters  of
credit.   Borrowings  made under the Line  bear  interest
payable daily at a negotiated short term borrowing  rate.
The  effective  interest rate at December  31,  2000  was
8.125%.   As  of  December  31,  2000,  the  Company  had
$4,200,000  of  letters of credit and  trade  acceptances
outstanding and $6,7007,700,000 of borrowings  under  the
Line  and, as a result, the availability under  the  Line
was  $13,033,000100,000. The Line is cancelable by either
party at any time.

In  addition  to  the Line, the Prestige  Companies  have
three lines of credit with three separate banks providing
a  total available credit facility of approximately  $3.3
million.  As of December 31, 2000, the Prestige Companies
had  borrowings  of  approximately $3.0  million  against
these  lines.   Interest rates on these lines  of  credit
ranged from 6.125% to 8.9%.

                           15
Products are sold to retailers primarily on 30-day credit
terms,  and  to  distributors primarily on 60-day  credit
terms.  As  of  December 31, 2000,  the  Company  had  an
aggregate   of   $1.3  million  of  accounts   receivable
outstanding in excess of 60 days or approximately 5.0% of
gross receivables, and had inventory of $45.6 million.

The Company believes that its cash and cash equivalents plus internally generated funds and its credit arrangements will be sufficient to finance its operations for the next twelve months.

The  results of operations of the Company for the periods
discussed   have  not  been  significantly  affected   by
inflation  or foreign currency fluctuations. The  Company
negotiates predominantly all of its purchase orders  with
its foreign manufacturers in United States dollars. Thus,
notwithstanding  any fluctuations in foreign  currencies,
the  Company's cost for a purchase order is generally not
subject  to  change after the time the order  is  placed.
However,  the  weakening  of  the  United  States  dollar
against local currencies could lead certain manufacturers
to   increase  their  United  States  dollar  prices  for
products.  The  Company believes  it  would  be  able  to
compensate for any such price increase.



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

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.


                   Three Months Ended

                           3/30     6/30    9/30    12/31
          (in thousands, except per share data)
2000

Net sales               $27,609  $25,547  $33,505   $42,714
Cost of sales            14,517   13,252   17,585    29,647
Net income (loss)         1,373    1,163    2,279    (1,381)
Basic earnings per        $0.12    $0.10    $0.22    ($0.13)
common share
Diluted earnings per      $0.12    $0.10    $0.21    ($0.13)
common share

1999

Net sales               $17,817  $26,903  $22,950   $39,091
Cost of sales             9,164   13,525   12,254    23,036
Net income                  257    2,664      393       647
Basic earnings per        $0.02    $0.21    $0.03     $0.05
common share
Diluted earnings per      $0.02    $0.21    $0.03     $0.05
common share

During the three month period ended December 31, 2000, the Company recorded a charge relating to an inventory shortfall of approximately $4.0 million (which reduced earnings by $0.23 and $0.22 per basic and diluted common share for fourth quarter and year ended December 31, 2000, respectively) which is included in cost of goods sold.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                           17
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the
Company:


                                                      Director
                                                        or
                                                   Executive
                                                  Officer of
                                                  Company or
   Name          Age           Position               Its
                                                 Predecessor
                                                    Since

Milton L.        72      Chairman of the             1958
Cohen                    Board of Directors

Jeffrey          58      Chief Executive             1967
Siegel                   Officer, President
                         and Director

Bruce Cohen      42      Executive Vice              1998
                         President
                         and Director

Craig            51      Vice-President -            1973
Phillips                 Distribution,
                         Secretary and
                         Director

Robert           54      Vice-President -            1997
McNally                  Finance,
                         Finance, Treasurer
                         and Treasurer

Ronald           56      Director                    1991
Shiftan

Howard           80      Director                    1992
Bernstein

Leonard          69      Director                    2000
Florence

  Mr. Milton L. Cohen has been continuously employed by the Company as its Chairman of the Board since 1958.
Prior  to  2000,  Mr.  Milton L.  Cohen  was  also  Chief
Executive Officer of the Company since 1958.

  Mr. Siegel has been continuously employed by the Company as its President since 1999. In 2000, Mr. Siegel became the Chief Executive Officer of the Company. Prior thereto Mr. Siegel was Executive Vice President of the
Company since 1967.

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

  Mr.  Bruce Cohen was first elected a Director  in  1998
and  has been continuously employed by the Company in his
present  capacity  since 1999.  Prior thereto  Mr.  Bruce
Cohen  was a Vice President - National Sales Manager  for
the Company since 1991.

  Mr. Shiftan has served as Deputy Executive Director  of
The  Port Authority of New York & New Jersey since  1998.
Prior  to becoming Deputy Executive Director of the  Port
Authority  of New York & New Jersey, he had, since  1996,
been Chairman of Patriot Group, LLC, a financial advisory
firm.    Prior   thereto,  Mr.  Shiftan  held   executive
management   positions  in  venture  capital,  investment
banking and financial advisory firms.

                           18
  Mr. Bernstein has been a member of the Certified Public
Accounting  firm, Cole, Samsel & Bernstein LLC  (and  its
predecessors), for approximately forty-nine years.

  Mr.  Florence  has  been Chairman of the  Board,  Chief
Executive Officer and President of Syratech, Inc., a consumer products company, since 1986.

  Milton L. Cohen is the father of Bruce Cohen.

  Jeffrey Siegel and Craig Phillips are cousins.

  The Board of Directors has an audit committee, whose three members are independent directors.

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

  Directors who are not employees of the Company  receive
a  retainer  of  $5,000 per year, an  additional  fee  of
$1,000   for   each   Board   meeting   attended,    plus
reimbursement   of  reasonable  out-of-pocket   expenses.
Directors who are employees of the Company do not receive
compensation  for  serving  as  directors  or   attending
meetings.  The  Company has entered into  indemnification
agreements  with  the  directors  and  officers  of   the
Company.

ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information
to  appear under the caption "Executive Compensation"  in
the  Company's definitive Proxy Statement  for  its  2001
Annual Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information
to  appear under the caption "Principal Stockholders"  in
the  Company's definitive Proxy Statement  for  its  2001
Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the Company's definitive Proxy Statement for its 2001 Annual
Meeting of Stockholders.


                           19

PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
REPORTS ON FORM 8-K

(a)(1) and (2) - see list of Financial Statements and Financial Statement Schedule on F-1.

(b)  Reports on Form 8-K in the fourth quarter of 2000.

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

                           20
10.8 Real  Estate Sales Agreement dated October 28,  1993
     between  the  Company  and  The  Olsten  Corporation
     (incorporated by reference to the December 31,  1993
     Form   10-K   [No.   1-19254]   of   Lifetime   Hoan
     Corporation).

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

10.20   Employment  Agreement dated April  7,  1996  with
     Milton L. Cohen (incorporated by reference to the March 31, 1996 10-Q).

10.21   Employment  Agreement dated April  7,  1996  with
     Jeffrey Siegel (incorporated by reference to the March 31, 1996 10-Q).

10.22   Employment  Agreement dated April  7,  1996  with
     Craig Phillips (incorporated by reference to the March 31, 1996 10-Q).

10.23    Lifetime  Hoan 1996 Incentive Stock Option  Plan
     (incorporated by reference to the March 31, 1996 10-
     Q).


                           21
10.24     Lifetime Hoan 1996 Incentive Bonus Compensation
     Plan  (incorporated by reference to  the  March  31,
     1996 10-Q).

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

10.31     Asset Purchase Agreement between MK Acquisition
     Corp.,  a  wholly owned subsidiary of Lifetime  Hoan
     Corporation,   and   M.  Kamenstein,   Inc.,   dated
     September 28, 2000.

21   Subsidiaries of the registrant

23   Consent of Ernst & Young LLP.


*The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibits.

(d) Financial Statement Schedules - the response to this portion of Item 14 is submitted as a separate section of this report.

                           22


           FORM 10-K -- ITEM 14(a)(1) and (2)
                LIFETIME HOAN CORPORATION

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULE


The following Financial Statements and Schedule of
Lifetime Hoan Corporation are included in Item 8.

Report of Independent Auditors                               F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999 F-3
Consolidated Statements of Income for the
     Years ended December 31, 2000, 1999 and 1998            F-4
Consolidated Statements of Stockholders' Equity for  the
     Years ended December 31, 2000, 1999 and 1998            F-5
Consolidated Statements of Cash Flows for the
     Years ended December 31, 2000, 1999 and 1998            F-6
Notes to Consolidated Financial Statements                   F-7


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






                           F-1
             REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Lifetime Hoan Corporation

We  have  audited  the accompanying consolidated  balance
sheets  of  Lifetime Hoan Corporation as of December  31,
2000 and 1999 and the related consolidated statements  of
income, stockholders' equity, and cash flows for each  of
the  three  years in the period ended December 31,  2000.
Our audits also included the financial statement schedule
listed  in  the Index at Item 14(a).  These  consolidated
financial  statements and schedule are the responsibility
of  the Company's management.  Our responsibility  is  to
express   an  opinion  on  these  consolidated  financial
statements and schedule based on our audits.

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

In  our  opinion,  the financial statements  referred  to
above  present  fairly,  in all  material  respects,  the
consolidated   financial  position   of   Lifetime   Hoan
Corporation  at  December 31,  2000  and  1999,  and  the
consolidated results of its operations and its cash flows
for  each of the three years in the period ended December
31,   2000,  in  conformity  with  accounting  principles
generally  accepted in the United States.  Also,  in  our
opinion,  the related financial statement schedule,  when
considered  in relation to the basic financial statements
taken  as  a  whole,  presents  fairly  in  all  material
respects the information set forth therein.



Ernst & Young LLP

Melville, New York
February 1815, 2001

                                F-2

                LIFETIME HOAN CORPORATION

               CONSOLIDATED BALANCE SHEETS

         (in thousands - except per share data)


                                                     December 31,
ASSETS                                            2000          1999

CURRENT ASSETS
Cash and cash equivalents                        $1,325       $1,563
Accounts Receivable, less allowances of
$3,582
In 2000 and $2,609 in 1999                       18,158       22,443
Merchandise inventories                          45,595       54,046
Prepaid expenses                                  3,477        2,641
Deferred income taxes                               870        1,257
Other current assets                              2,667          354
TOTAL CURRENT ASSETS                             72,092       82,304

PROPERTY AND EQUIPMENT, net                      13,085       12,597
EXCESS OF COST OVER NET ASSETS ACQUIRED, net     15,906       10,756
OTHER INTANGIBLES, net                            9,780        9,554
OTHER ASSETS                                      1,256        1,173
TOTAL ASSETS                                   $112,119     $116,384

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short- term borrowings                          $10,746       $8,073
Accounts payable and trade acceptances            6,709        5,553
Accrued expenses                                 16,619       13,691
Income taxes                                          -          371
TOTAL CURRENT LIABILITIES                        34,074       27,688

MINORITY INTEREST                                   528          888

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, shares
authorized: 25,000,000;
shares issued and outstanding: 10,501,630 in
2000 and
11,817,646 in 1999                                  105          118
Paid-in capital                                  61,155       71,957
Retained Earnings                                17,359       16,671
Notes receivable for shares issued to             (908)        (908)
stockholders
Deferred compensation                              (14)         (30)
Accumulated other comprehensive Loss              (180)            -
TOTAL STOCKHOLDERS' EQUITY                       77,517       87,808

TOTAL LIABLILITIES AND STOCKHOLDER'S EQUITY    $112,119      $116,384




                           F-3


                LIFETIME HOAN CORPORATION

            CONSOLIDATED STATEMENTS OF INCOME
         (in thousands - except per share data)


                                       Year Ended December 31,
                                  2000         1999         1998

Net Sales                        $129,375     $106,761     $116,746
Cost of Sales                      75,001       57,979       60,507
Gross Profit                       54,374       48,782       56,239

Selling, General & Admin.
Expenses................           47,903       42,250       35,306
Income from Operations              6,471        6,532       20,933
Interest                              913          281          203
Expense.................
Other (Income),
net.................                (693)        (532)        (200)
Income Before Income Taxes          6,251        6,783       20,930
Income Taxes................        2,817        2,822        8,372

NET INCOME                         $3,434       $3,961      $12,558

BASIC EARNINGS PER COMMON SHARE     $0.31        $0.32        $1.00

DILUTED EARNINGS PER COMMON         $0.31        $0.31        $0.98
SHARE






     See notes to consolidated financial statements.









                           F-4


                            LIFETIME HOAN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                          Notes            Accumul
                                           Rec.            ated
              Common    Paid-   Retained  able   De-     other         Compre
               Stock     in              from   ferred  Compre Total  hensive
              Shares   Capital   Earn-  Stock-  Compen  hensive       Income
              Amount              ings  holders  sation  Loss

Bal. at         12,522  125 75,307 6,443 ($908)  ($61)        $80,906
Dec 31, 1997
Net income
For 1998                          12,558                       12,558  $12,558
Exercise of stock
options            66     1   458                                459
Grant of
stock options                 350                                350
Amortization of
deferred compenstion                               16             16
Comprehensive
income                                                                  12,558
Cash dividends                      (3,142)                   (3,142)
Balance at
Dec. 31, 1998   12,588 126  76,115  15,859(908)   (45)        91,147

Net income for 1999                  3,961                     3,961     3,961
Exercise of stock
stock options           12      92                                92
Repurchase and
retirement of
Common stock     (782) (8)   (4,250)                          (4,258)
Amortization of
deferred compensation                              15             15
Comprehensive income                                                    $3,961
Cash dividends                      (3,149)                   (3,149)
Bal at
Dec 31, 1999    11,818   118 71,957 16,671 (908) (30)          87,808

Net income for 2000                  3,434                      3,434    3,434
Exercise of
stock options       15           74                                74
Repurchase and
retirement of
common stock    (1,331)  (13)(10,876)                         (10,889)
Amortization of
deferred compensation                              16              16
Foreign currency
translation adjustment                                 ($180)    (180)   (180)
Comprehensive income                                                    $3,254
Cash dividends                       (2,746)                   (2,746)
Balance at
Dec. 31, 2000  $10,502   $105        17,359 (908) (14) (180)  $77,517




                 See notes to consolidated financial statements.

                                       F-5
                LIFETIME HOAN CORPORATION

          CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (in thousands)


                                               Year Ended December 31,
                                            2000         1999         1998
OPERATING ACTIVITIES
Net income                                $3,434        $3,961     $12,558
Adjustments to reconcile net income
To net cash (used in)provided by
operating activities:
Depreciation and amortization              3,461         2,815       2,480
Deferred income taxes                        387         (860)          42
Provision for losses on accounts rec       1,077           640         444
Reserve for sales returns & allowances     5,859         5,838       3,683
Minority interest                           (360)          162           -
Changes in operating assets and
liabilities,excluding the
effects of the Kamenstein,
Roshco and Prestige acquisitions:
Accounts receivable                          500      (11,742)      (2,916)
Merchandise inventories                   11,753       (7,203)       2,268
Prepaid expenses, other current
assets and other assets..........        (2,797)         1,142       1,985
Accounts payable, trade acceptances
and accrued expenses.............          (483)         3,633      (5,067)
Income taxes                               (392)         (518)         417

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                  22,439       (2,132)      15,894

INVESTING ACTIVITIES
Purchases of property and
equipment, net...................        (2,025)       (2,552)     (3,777)
Proceeds (purchases) of marketable
securities.......................             15          (25)       (256)
Acquisition of Roshco, Inc.              (1,043)         (916)     (4,926)
Acquisition of Prestige Companies              -       (1,338)          -
Acquisition of M. Kamenstein, Inc.         (125)           -            -
Payment of note payable of acquired
business.........................              -           -        (2,587)

NET CASH (USED IN) INVESTING
ACTIVITIES                               (3,178)       (4,831)     (11,546)

FINANCING ACTIVITIES
Repurchase of common stock              (10,889)       (4,258)           -
(Payments) proceeds of short term
borrowings, net...................       (5,758)         6,403           -
Proceeds from the exercise of stock
stock options.....................            74            92         459
Cash dividends paid                      (2,746)       (3,149)      (3,142)

NET CASH (USED IN) FINANCING
ACTIVITIES                              (19,319)         (912)      (2,683)

EFFECT OF EXCHANGE RATE ON CASH AND
CASH EQUIVALENTS...................        (180)            -           -
(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS...................        (238)       (7,875)       1,665
Cash and cash equivalents at
beginning of year..................       1,563         9,438        7,773

CASH AND CASH EQUIVALENTS AT END OF YEAR $1,325        $1,563       $9,438

     See notes to consolidated financial statements.
                           F-6

                LIFETIME HOAN CORPORATION

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2000

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES

  Organization  and  Business: The  accompanying  consolidated financial  statements include the accounts  of  Lifetime  Hoan
Corporation   ("Lifetime"),  its  wholly-owned   subsidiaries,
Outlet   Retail   Stores,  Inc.  ("Outlets"),   Roshco,   Inc.
("Roshco") and MK Acquisition Corp. ("Kamenstein") and its 51%
owned  and  controlled subsidiaries, Prestige  Italiana,  Spa.
("Prestige Italy") and Prestige Haushaltswaren GmbH ("Prestige
Germany")  (together, the "Prestige Companies"), collectively,
the   "Company".    Significant  intercompany   accounts   and
transactions have been eliminated in consolidation.

       The  Company  is engaged in the design,  marketing  and
distribution   of  household  cutlery,  kitchenware,   cutting
boards, pantryware and bakeware, marketing its products  under a  number  of  trade  names, some of which are  licensed.  The
Company  sells its products primarily to retailers  throughout the United States.

  Revenue   Recognition:  Revenue  is  recognized   upon   the
shipment of merchandise.

  Inventories: Merchandise inventories, principally finished goods, are priced by the lower of cost (first-in, first-out basis) or market method.

  Property and Equipment: Property and equipment is stated  at
cost.    Property   and   equipment   other   than   leasehold
improvements is being depreciated by the straight-line  method over  the estimated useful lives of the assets.  Building  and
improvements   are  being  depreciated  over  30   years   and
machinery,  furniture,  and equipment  over  5  to  10  years.
Leasehold  improvements are amortized over  the  term  of  the lease  or  the  estimated useful lives  of  the  improvements, whichever is shorter.

  Cash   Equivalents:  The  Company  considers  highly  liquid
instruments  with  a  maturity of three months  or  less  when purchased to be cash equivalents.

  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Excess   of   Cost  Over  Net  Assets  Acquired  and   Other
Intangibles: Excess of cost over net assets acquired  pursuant to acquisitions is being amortized by the straight-line method
over  periods  ranging  from  30  to  40  years.   Accumulated
amortization at December 31, 2000 and 1999 was $1,795,000  and
$1,333,000, respectively.

  Other   intangibles  consist  of  a  royalty-free   license,
trademarks   and   brand  names  acquired  pursuant   to   two
acquisitions  and  are  being amortized by  the  straight-line method  over  30 years.  Accumulated amortization at  December
31, 2000 and 1999 was $1,896,000 and $1,506,000, respectively.

  Amortization  expense for the year ended December  31,  2000 and December 31, 1999 was $868,000 and $735,000, respectively.

          Long-Lived  Assets:   If  there  are  indicators  of
impairment, the Company reviews the carrying value of its long-
lived  assets  in  determining the ultimate recoverability  of their  unamortized values using future undiscounted cash  flow analyses.

        Income Taxes: Income taxes have been provided using the liability method.


                           F-7
                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

  Earnings  Per  Share:  Basic earnings  per  share  has  been computed by dividing net income by the weighted average number of common shares outstanding of 10,995,000 in 2000, 12,572,000
in  1999, and 12,570,000 in 1998.   Diluted earnings per share
has  been  computed  by dividing net income  by  the  weighted average  number  of common shares outstanding,  including  the dilutive  effects  of  stock options, of 11,079,000  in  2000,
12,671,000 in 1999, and 12,843,000 in 1998.

NOTE B - ACQUISITIONS AND LICENSES

        Kamenstein Acquisition: In September 2000, the Company
acquired  the assets and certain liabilities of M. Kamenstein,
Inc.  ("Kamenstein"), a privately-held 107-year old housewares company  whose  products include pantryware,  teakettles,  and home  organization  accessories.  Kamenstein's  revenues  were approximately $21.0 million for the twelve month period  ended
August 31, 2000.  In acquiring Kamenstein, the Company assumed bank  debt  and  other  indebtedness  of  approximately  $10.0 million.  The Company is obligated to make contingent payments in  the  future  based on annual gross profit dollars  by  the
Kamenstein   business  for  a  3  year   period.    Kamenstein
contributed $7.6 million in sales to the Company's  total  net sales for the four month period ended December 31, 2000.  This acquisition  was accounted for using the purchase  method  and the  Company recorded excess of cost over net assets  acquired of $6,063,000.

  The  table  below  reflects  unaudited  pro  forma  combined results  of  the Company, Lifetime and Kamenstein  as  if  the
acquisition  had taken place at the beginning of  fiscal  2000
and   1999.   The  pro  forma  financial  information  is  not
necessarily indicative of the operating results that may occur in  the future or that would have occurred had the acquisition of Kamenstein been affected on the dates indicated.


                                               2000          1999
Net sales (in thousands)                   $142,296       $126,232
Net (loss) earnings(in thousands)            1,130          1,687
Basic (loss) earnings per common share        $0.10          $0.13
Diluted(loss) earnings per common share       $0.10          $0.13

  Prestige   Acquisition:  In  September  1999,  the   Company
acquired  51% of the capital stock and controlling interest in each of Prestige Italy and Prestige Germany.  The Company paid approximately $1.3 million for its majority interests  in  the
Prestige  Companies. This acquisition was accounted for  using the  purchase method and the Company recorded excess  of  cost over net assets acquired of $586,000.

  Roshco  Acquisition:  In August 1998, the  Company  acquired
all   of   the  outstanding  common  stock  of  Roshco,   Inc.
("Roshco"),   a  privately-held  bakeware  and  baking-related
products  distributor.  The purchase  price  consisted  of  an initial cash payment of $5.0 million and notes payable of $1.5 million.  The Company paid $500,000 in each year of  1999  and
2000   towards  the  notes  payable.   The  Company  was  also
obligated  to  make additional payments based on annual  sales volume of bakeware and baking-related products for a period of two  years.  In  1999 and 2000, the Company paid approximately
$416,000 and $543,000, respectively, to fulfill its obligation
for  additional  payments  related to  the  acquisition.   The
Company  also assumed bank debt of $2.6 million that was  paid on  the acquisition date.  This acquisition was accounted  for using  the purchase method and the Company recorded excess  of cost over net assets acquired of $8,208,000.

         Pro forma results are not presented for the Prestige and Roshco acquisitions due to immateriality.

        Operations of the acquired entities have been included since their respective dates of acquisition.

       KitchenAid  License  Agreement: In  October  2000,  the
Company entered into a licensing agreement with KitchenAid,  a division of the Whirlpool Corporation.  This agreement  allows the  Company  to design, manufacture and market  an  extensive range  of  kitchen  utensils, barbecue  items  and  pantryware
products  under  the  KitchenAidr brand  name.   Shipments  of
products and related payments under the agreement are expected to begin late in the second quarter of 2001.
                           F-8

                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued



NOTE C - LINE OF CREDIT

  The Company has available an unsecured $25,000,000 line of credit with a bank (the "Line") which may be used for revolving credit loans or letters of credit. Borrowings made under the Line bear interest payable daily at a negotiated short-term borrowing rate. The effective interest rate at December 31, 2000 was 8.125%. As of December 31, 2000, the
Company had approximately $4,200,000 of letters of credit and trade acceptances outstanding and $7,700,000 of borrowings under the Line and, as a result, the availability under the Line was $13,100,000. The Line is cancelable by either party at any time. Commitment fees approximated $66,000 and $63,000 for the years ended December 31, 2000 and 1999, respectively.

  In  addition to the Line above, the Prestige Companies  have three  lines of credit with three separate banks for  a  total
available  credit facility of approximately $3.3 million.   As
of December 31, 2000, the Prestige Companies had borrowings of
approximately  $3.0  million against  these  lines.   Interest
rates on these lines of credits range from 6.125% to 8.9%.

  The   Company  paid  interest  of  approximately   $913,000,
$281,000  and  $203,000 during the years  ended  December  31,
2000, 1999 and 1998, respectively.


 NOTE D - CAPITAL STOCK

           Cash Dividends: The Company paid regular quarterly cash dividends of $0.0625 per share on its Common Stock, or a total annual cash dividend of $0.25, in 2000, 1999 and 1998.
The Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of Common Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividend at any time.

          Common Stock Repurchase and Retirement:  In December
1999, the Board of Directors of the Company authorized a repurchase of up to 1,000,000 of its outstanding common shares in the open market. In 2000, the Board of Directors increased the authorized amount of Common Stock that could be bought back from 1,000,000 common shares to 3,000,000 common shares.
Through December 31, 2000, 2,113,500 common shares were repurchased for approximately $15,147,000.

         Stock Option Plans: In June 2000, the stockholders of the Company approved the adoption of a Stock Option Plan (the
"Plan"), which replaced all other Company stock option plans, whereby options to purchase up to 1,750,000 shares of common stock may be granted to key employees of the Company, including directors and officers. The Plan authorizes the Board of Directors of the Company to issue incentive stock options as defined in Section 422A (b) of the Internal Revenue
Code and stock options that do not conform to the requirements of that Section of the Code. All options expire on the tenth anniversary of the date of grant and vest over a range of up to five years, from the date of grant.

     As of December 31, 2000, approximately 497,000 shares were available for grant under the Company's stock option plans.

                           F-9

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

     Pro  forma information regarding net income and  earnings
per  share  is  required by Statement No. 123,  and  has  been determined  as if the Company has accounted for  its  employee stock  options under the fair value method of that  Statement.
The fair value for these options was estimated at the date  of grant  using  a  Black-Scholes option pricing model  with  the
following  weighted-average assumptions:   risk-free  interest
rates  of  6.01%,  5.88% and 6.62% for 2000,  1999  and  1998,
respectively;  3.67%  dividend yield in 2000,  4.68%  dividend yield  in  1999  and 2.50% dividend yield in 1998;  volatility factor  of  the expected market price of the Company's  common stock  of 0.45 in 2000, 0.07 in 1999 and 0.39 in 1998;  and  a
weighted-average expected life of the options of 5.0, 5.1  and
5.7years in 2000, 1999 and 1998, respectively.

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

              For  purposes  of  pro  forma  disclosures,  the
estimated  fair value of the options is amortized  to  expense
over   the  options' vesting period.  The Company's pro  forma
information is as follows:





                                           Year  Ended  December 31,
                                              2000    1999     1998

Pro forma net income (in thousands)          $3,224  $3,720  $12,148

Pro forma basic earnings per common share     $0.29   $0.30    $0.97

Pro forma diluted earnings per common share   $0.29   $0.29    $0.95



                          F-10

                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - CAPITAL STOCK (continued)

              A summary of the Company's stock option activity
and  related  information  for the  years  ended  December  31 follows:



                   2000                   1999                  1998


               Options   Weighted-  Options   Weighted  Options       Weighted
                           Ave.                  Ave.                  Ave.
                         Exercise              Exercise              Exercise
                           price                price                  price

Bal.-Jan 1,     1,209,165   $7.49   1,041,545     $7.81        906,942   $6.95

Grants            109,500  $ 7.17     188,500     $5.71        222,000  $10.39

Exerciesd         (14,984)  $4.91    (11,882)     $6.70        (66,018)  $4.93

Canceled          (58,346)   $9.16    (8,998)     $8.07        (21,379)  $7.38

Bal-Dec 31,1999  1,245,335   $7.39     1,209,165  $7.49      1,041,545   $7.81


               The weighted average fair values of options granted during the years ended December 31, 2000, 1999 and 1998 were $0.64, $0.44 and $3.77, respectively.

              The following table summarizes information about employees' stock options outstanding at December 31, 2000:

  Options    Options       Options      Weighted  Weighted    Weighted
   Price    Outstanding  Exercisable   Average   Average    Average
                                      Remaining    Exercise   Exercise
                                     Contractual     Price -     Price-
                                        Life       Options    Options
                                                Outstanding  Exercisable
$4.14-$5.51    366,058    241,183      4.8         $5.02       $4.77
                                       years
$6.25 -$8.41    430,062    299,215      5.1        $6.89       $6.80
                                       years
$8.64 -$10.87   449,215    324,841      4.4        $9.86       $9.94
                                       years
              1,245,335    865,239      4.8        $7.39       $7.39
                                       years


              In connection with the grant of certain options,
the    Company   recorded,   and   is   amortizing,   deferred
compensation.

              In connection with the exercise of options under a stock option plan which has since expired, the Company received cash of $255,968 and notes in the amount of $908,064.
The notes bear interest at 9% and are due no later than December 31, 2005.


                          F-11
                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - INCOME TAXES

  Pre-tax  income for the years ended December 31, 2000,  1999 and  1998  were  comprised of domestic income  of  $6,850,000,
$6,794,000 and $20,930,000, respectively and foreign  loss  of
$599,000, $11,000 and $0, respectively.

  The provision for income taxes consists of (in thousands):

                                    Year Ended December 31,
                                  2000     1999     1998
        Current:
        Federal                 $1,918  $2,941  $6,957
        State and local            481     662   1,373
        Foreign - Prestige
        Companies                   31      79
        Deferred                   387   (860)      42
        Income tax provision    $2,817  $2,822  $8,372

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                      December 31,
                                     2000     1999
       Merchandise inventories     $1,257    $1,533
       Accounts receivable            801       767
       allowances
       Depreciation and           (1,188)   (1,043)
       amortization
       Foreign affiliates net
       Operating losses               204     -
       Total deferred tax assets    1,074     1,257
       Valuation allowance          (204)     -
       Net deferred tax assets       $870    $1,257

  While  management believes that the Company's  deferred  tax asset  will  be  realized based on its generation  of  taxable income  in  recent  years  and its  future  projected  taxable income,  the  substantial restrictions  on  and  time  periods required  to  realize certain of the Company's NOL's  make  it appropriate to record a valuation allowance against a  portion
of  those  NOL's.   A  valuation allowance has  been  provided
against  all  of  the  Company's foreign  net  operating  loss carryforwards.  Accordingly, the Company has provided a  total valuation  allowance  of $204,000 as  of  December  31,  2000.
There  can  be  no  assurance that the Company  will  generate sufficient  taxable earnings in future years to fully  realize recorded tax benefits.

  The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):

                                      Year Ended December 31,
                                        2000     1999    1998
 Provision for Federal income taxes
 At the statutory rate                $2,125   $2,306 $7,116
 Increases (decreases):
 State and local income taxes,
 net of Federal income tax benefit       318      437    906
 Change in valuation allowance           204       -      -
   Other                                 139       -     350
   Foreign taxes - Prestige
   Companies                              31       79       -
   Provision for income taxes         $2,817   $2,822   $8,372

           The Company paid income taxes (net of refunds) of approximately $4,970,000, $4,178,000 and $7,809,000 during the years ended December 2000, 1999, and 1998, respectively.

                          F-12
                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS

  Operating Leases: The Company has lease agreements for its warehouses, showroom facilities, sales offices and outlet stores which expire through June 30, 2016. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs.

  Future minimum payments under non cancelable operating leases are as follows (in thousands):

          Year ended December
          31:

          2001                       $7,453
          2002                        5,554
          2003                        3,787
          2004                        2,676
          2005                        2,282
          Thereafter                 28,779
                                    $50,531

  Under  agreements with Meyer Corporation and  Salton,  Inc., the Company is reimbursed for use of floor space in its outlet
stores.   Meyer Corporation reimbursed the Company  40.0%  (as
amended  from  52.0% in January 2000) of the  operating  lease expenses of the outlet stores in 2000, which is not a sublease
commitment.    In  2000,  1999  and  1998,  Meyer  Corporation
reimbursed    approximately   $1,463,000,    $1,856,000    and
$1,710,000, respectively,  for operating lease expense to  the
Company.    Salton Inc. reimbursed the Company  20.0%  of  the
operating lease expense of the outlet stores in 2000, which is
also   not  a  sublease  commitment.   In  2000,  Salton  Inc.
reimbursed approximately $731,000 for operating lease  expense to the Company.

  Rental and related expenses on the operating leases were approximately $5,916,000, $5,554,000 and $4,715,000 for the years  ended  December 31, 2000, 1999 and 1998,  respectively.
Amounts  for  2000,  1999  and 1998 are  prior  to  the  Meyer
Corporation and Salton Inc. reimbursements described above.

  Royalties:  The  company  has royalty  licensing  agreements
which  expire  through  December  31,  2005.   Future  minimum
royalties payable are as follows (in thousands):

            Year ended December
            31:

            2001                      $1,000
            2002                       1,349
            2003                         502
            2004                         750
            2005                       1,000
                                      $4,601

                          F-13
                LIFETIME HOAN CORPORATION

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS (continued)

  Legal  Proceedings:  The Company is, from time  to  time,  a party  to  litigation  arising in the  normal  course  of  its
business.   The Company believes that there are  currently  no
material  legal  proceedings that the outcome of  which  would have  a  material  adverse effect on the  Company's  financial position or results of operations.

  Employment  Agreements:  In April 1996, as amended  in  June
1997, the Company entered into employment agreements with  its then  President  and Executive Vice President,  providing  for annual  salaries  of $700,000 and $400,000, respectively,  and for  the  payment  of bonuses pursuant to the  Company's  1996
Incentive  Bonus  Compensation Plan (the  "Bonus  Plan")  (see
below).  The employment agreements continue through April 2000 and  thereafter for additional periods of one year each unless terminated by either the Company or the executive.

   Incentive  Bonus  Compensation Plan:  In  April  1996,  the
Board  of Directors adopted and in June 1996, the stockholders approved  an  incentive bonus compensation plan  ("1996  Bonus
Plan").   The  1996 Bonus Plan provided for  the  award  of  a
bonus,  with  respect to each of the ten fiscal years  of  the
Company  beginning with the 1996 fiscal year, to each  of  the then  President  and  the  Executive  Vice  President  of  the
Company.   The  bonus payable to each executive is  an  amount
equal  to  3.5%  of  pretax income, before any  provision  for executive  compensation, stock options  exercised  during  the year  under the Company's stock option plans and extraordinary items.  In June 2000, the stockholders of the Company approved the  adoption of an incentive bonus compensation  plan  ("2000
Bonus  Plan"), which replaced the 1996 Bonus Plan.   The  2000
Bonus  Plan  provides for the award of a bonus, to  designated
Senior  Executive Officers based on a predetermined  financial
performance measurement.    For 2000, the bonus payable to the
then  Chief  Executive Officer and President  was  the  amount equal  to  3.5%  of  pretax income, before any  provision  for executive  compensation, stock options  exercised  during  the year  under  the Company's stock option plan and extraordinary
items.   During  the years ended December 31, 2000,  1999  and
1998,  the  Company  recorded annual compensation  expense  of
approximately    $600,000,   $600,000   and   $1.7    million,
respectively, pursuant to the bonus plans.

   In February 2001, the Board of Directors declared a special bonus for the above executives aggregating approximately
$850,000 related to year ended December 31, 2000.


NOTE G - RELATED PARTY TRANSACTIONS

       In connection with the Roshco acquisition (see note B),
a  director  of  the  Company was paid $200,000  and  received options  to  purchase 100,000 shares of common  stock  (at  an
exercise  price of $10.63) as a financial advisory  fee.   The
fair  value  of the options granted, which vested immediately, are was approximately $350,000.  The $550,000 was included  in excess of cost over net assets acquired.


NOTE H - RETIREMENT PLAN

  The Company maintains a defined contribution retirement plan
("the  Plan") for eligible employees under Section  401(k)  of the  Internal  Revenue Code. Participants can  make  voluntary contributions  up  to a maximum of 15% of  their  salary.  The
Company   made   matching  contributions  to   the   Plan   of
approximately $50,000 in 2000 and no contributions to the Plan in 1999 and 1998.






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

  During the years ended December 31, 2000, 1999 and 1998, one customer accounted for approximately 11%, 14% and 17% of net sales, respectively.


NOTE J - OTHER

     Property and Equipment:

Property and equipment consist of (in thousands):


                                             December 31,
                                            2000      1999

Land                                         $942      $842
Building and improvements.........          7,119     6,381
Machinery, furniture and equipment         14,123    12,127
Leasehold improvements ...........             71        34
                                           22,255    19,384
Less:  accumulated depreciation and
and amortization...................         9,170     6,787
                                          $13,085   $12,597

Depreciation  expense for the year ended December  31,  2000
and   December   31,  1999  was  $2,593,000  and   $2,080,000,
respectively.

     Accrued Expenses:

Accrued expenses consist of (in thousands):



                                             December 31,
                                            2000      1999

Commissions............................      $708      $910
Accrued customer allowances and rebates     3,214     3,889
Obligation to Meyer Corporation........     2,171     1,277
Due to Roshco (See Note B).............       500     1,378
Due to M. Kamenstein, Inc..............       666         -
Officer and employee bonuses...........     1,444       604
Accrued health insurance...............       718       128
Accrued salaries, vacation and
temporary..............................     1,295     1,330
Other..................................     5,903     4,175
                                          $16,619   $13,691

                          F-15


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                LIFETIME HOAN CORPORATION



NOTE J - OTHER  (Continued)


     Sources of Supply:  The Company sources its products from
approximately 46 manufacturers located primarily  in  the  Far
East,  including the People's Republic of China and  Malaysia, and  to  a smaller extent in the United States, Korea, France,
Indonesia,  Taiwan, Thailand and Italy.   A  majority  of  its
cutlery  was  purchased  from  four  suppliers  in  2000   who
accounted  for  32%, 25%, 22% and 11% of the total  purchases, respectively,  and from three suppliers in 1999 who  accounted
for 47%, 26% and 17% of the total purchases, respectively.   A
majority of its pantryware was purchased from two suppliers in
2000  who  accounted for 59% and 11% of the  total  purchases,
respectively.   An interruption of supply from  any  of  these
manufacturers  could have an adverse impact on  the  Company's ability to fill orders on a timely basis. However, the Company believes  other  manufacturers  with  whom  the  Company  does business  would be able to increase production to fulfill  the
Company's requirements.

             Inventory:   During the three month period  ended
December  31, 2000, the Company recorded a charge relating  to an  inventory  shortfall of approximately $4.0 million  (which reduced  earning by $0.23 and $0.22 per basic and diluted  per common  share  for fourth quarter and year ended December  31,
2000, respectively) which is included in cost of goods sold.

             Minority  Interest:   The  Company  has  recorded
income of approximately $605,000 relating to minority interest in  operations of its consolidated subsidiary in  the  caption other (income), net in the accompanying consolidated financial statements of income for year ended December 31, 2000.




















                          F-16
                LIFETIME HOAN CORPORATION

     Schedule II - Valuation and Qualifying Accounts

                Lifetime Hoan Corporation

                     (in thousands)


          COL. A          COL. B     COL. C            COL. D          COL.E
                         Balance   Additions                          Balance
                           at      Charged to                           at
                        Beginning   Costs and       Deductions        End of
      Description       of Period    Expenses        (Describe)       Period

Year  ended December 31,2000
Deducted from asset accounts
Accounts:
Allowance   for
doubtful accounts....        $85     $1,077           $777 (a)       $385
Reserve for sales
Returns&allowances ..      2,524      5,859 (c)       5,186 (b)     3,197
                          $2,609     $6,936          $5,963        $3,582

Year ended December 31, 1999
Deducted from asset
Accounts:
Allowance   for
doubtful accounts..       $420        $640           $975 (a)         $85
Reserve for sales        1,107       5,838 (c)       4,421 (b)      2,524
Returns & allowance     $1,527      $6,478          $5,396         $2,609

Year ended December 31, 1998
Deducted from asset
Accounts:
Allowance   for
doubtful accounts        $75       $444            $99 (a)         $420
Reserve for sales         776      3,683 (c)       3,352 (b)      1,107
Returns & allowances     $851     $4,127           $3,451        $1,527


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


                                   Lifetime Hoan
Corporation



                                   /s/ Jeffrey Siegel
     Jeffrey Siegel
                                   Chief Executive
Officer, President                                and
Director


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature           Title                         Date


/s/ Milton Cohen
Milton L. Cohen               Chairman of the Board of
March 30, 2001
                    Directors

/s/ Jeffrey Siegel
Jeffrey Siegel           Chief Executive Officer,
President March 30, 2001
                    and Director


/s/ Craig Phillips
Craig Phillips           Vice-President - Distribution,
March 30, 2001
                    Secretary and Director


/s/ Robert McNally
Robert McNally           Vice-President - Finance
March 30, 2001
                    and Treasurer
                    (Principal Financial and
                    Accounting Officer)

/s/ Bruce Cohen
Bruce Cohen              Executive Vice-President
March 30, 2001
                    and Director


/s/ Ronald Shiftan
Ronald Shiftan           Director
March 30, 2001



/s/ Howard Bernstein
Howard Bernstein         Director
March 30, 2001


/s/ Leonard Florence
Leonard Florence         Director
March 30, 2001

Exhibit 21.  Subsidiaries of the Registrant

                 Outlet Retail Stores, Inc.
                 Incorporated in the state of Delaware

         Roshco, Inc.
                 Incorporated in the state of Illinois

                  Prestige Italiana, Spa.
                  Incorporated in the country of Italy

                  Prestige Haushaltswaren GmbH
                  Incorporated in the country of Germany

          MK Acquisition Corp.
          Incorporated in the state of Delaware
Exhibit 23.  Consent of Ernst & Young LLPIndependent
Auditors

We  consent  to  the incorporation by  reference  in  the
Registration   Statement  (Form  S-8  No.  33-51774)   of
Lifetime  Hoan Corporation pertaining to the  1991  Stock
Option Plan, of our report dated February 15, 2001,  with
respect  to  the  consolidated financial  statements  and
schedule  of  Lifetime Hoan Corporation included  in  the
Annual Report (Form 10-K) for the year ended December 31,
2000.



Ernst & Young LLP

Melville, New York
March 30, 2001



