Form 10-Q
period 2001-03-31
LIFETIME HOAN CORP
filed 2001-05-11
CIK 874396

3
                                 FORM 10-Q


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2001

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


  Indicate  by  check  mark whether the registrant  (1)  has  filed  all reports
  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes     NoX



                   APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value 10,487,130 shares outstanding as of April 30,
                                   2001



PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                         March 31,         December
                                                              31,
                                            2001               2000
                                        (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                     $2,649           $1,325
Accounts receivable, less allowances of
$3,745 in 2001 &$3,582 in 2000                16,419           18,158
Merchandise inventories                       49,391           45,595
Prepaid expenses                               3,278            3,477
Deferred income taxes                            717              870
Other current assets                           2,376            2,667
TOTAL CURRENT ASSETS                          74,830           72,092

PROPERTY AND EQUIPMENT, net                   16,666           13,085
EXCESS OF COST OVER NET ASSETS                15,924           15,906
ACQUIRED, net
OTHER INTANGIBLES, net                         9,682            9,780
OTHER ASSETS                                   1,514            1,256
                    TOTAL ASSETS            $118,616         $112,119


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                        $14,258          $10,746
Accounts payable and trade Acceptances        13,086            6,709
Accrued expenses                              13,423           16,619
TOTAL CURRENT LIABILITIES                     40,767           34,074

MINORITY INTEREST                                460              528

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares
Authorized 25,000,000;Share
Issued and outstanding 10,4492,130 in
2001 and 10,501,630 in 2000                      105              105

Paid-in capital                               61,092           61,155
Retained earnings                             17,341           17,359
Notes receivable for shares issued to
stockholders                                   (908)            (908)
Accumulated other comprehensive loss           (231)            (180)
Deferred compensation                           (10)             (14)
TOTAL STOCKHOLDERS' EQUITY                    77,389           77,517

TOTAL LIABILITIES AND STOCKHOLDERS'         $118,616         $112,119
EQUITY



      See notes to condensed consolidated financial statements.




                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)



                                        Three Months Ended March 31,
                                             2001            2000

Net Sales                                      $31,307       $27,609
Cost of Sales                                   17,367        14,517
Gross Profit                                    13,940        13,092

Selling, General & Administrative               12,692        10,762
Expenses
Other Expense (Income)                             118          (56)

Income Before Income Taxes                       1,130         2,386

Income Taxes                                       491         1,013

NET INCOME                                        $639        $1,373

EARNINGS PER COMMON SHARE-BASIC AND              $0.06         $0.12
DILUTED






         See notes to condensed consolidated financial statements.







                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)



                                             Three Months Ended
                                                March 31,
                                              2001          2000

OPERATING ACTIVITIES
Net income                                       $639       $1,373
Adjustments to reconcile net income to
net cash
provided by / (used in) operating
Activities:
Depreciation and amortization                      845          754
Deferred tax (benefit)                             153           23
Provision for losses on accounts receivable        (9)            2
Reserve for sales returns and allowances         1,692        1,289
Minority interest                                  (68)          93
Changes in operating assets and liabilities:
Accounts receivable                                 56        3,115
Merchandise inventories                         (3,796)       1,365
Prepaid expenses, other current assets
     and other assets                              232          (88)
Accounts payable and trade acceptances
  and accrued expenses                           3,182       (1,179)
Income taxes payable                                 -          411

NET CASH PROVIDED BY
OPERATING ACTIVITIES                             2,926        7,158

INVESTING ACTIVITIES
Purchase of property and equipment, net         (4,180)        (514)
Acquisition of M. Kamenstein, Inc.                (164)           -

NET CASH USED IN INVESTING ACTIVITIES           (4,344)        (514)

FINANCING ACTIVITIES
Proceeds(repayment) of short-term borrowings     3,512       (6,808)
Repurchase of common stock                        (63)         (544)
Cash dividends paid                              (656)         (737)

NET CASH PROVIDED BY(USED IN)
FINANCING ACTIVITIES                             2,793       (8,089)

EFFECT OF EXCHANGE RATE ON CASH AND
CASH EQUIVALENTS                                  (51)           -

INCREASE(DECREASE) IN CASH AND CASH
EQUIVALENTS                                      1,324       (1,445)
Cash and cash equivalents at beginning of period 1,325        1,563
of period

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $2,649          $118

    See notes to condensed consolidated financial statements.


                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note  A  -  Basis  of  Presentation  The  accompanying  unaudited condensed consolidated financial statements have been prepared in
accordance   with   generally  accepted   accounting   principles
generally  accepted  in the United States for  interim  financial information and with the instructions to Form 10-Q and Article 10 of  Regulation S-X. Accordingly, they do not include all  of  the information  and  footnotes  required  accounting  principles  by generally  accepted  in the United States for complete  financial
statements.   In  the  opinion  of  management,  all  adjustments
(consisting  of  normal recurring accruals) considered  necessary for a fair presentation have been included. Operating results for the  three-month period ended March 31, 2001 are not  necessarily indicative  of  the  results that may be expected  for  the  year ending  December  31, 2001. It is suggested that these  condensed financial  statements be read in conjunction with  the  financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 31, 2000.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market method.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with  a  bank  (the  "Line") which may  be  used  for  short-term
borrowings, letters of credit, or trade acceptances.   Borrowings
under the Line bear interest payable daily at a negotiated short-
term  borrowing rate. The effective interest rate  at  March  31,
2001  was  7%. As of March 31, 2001, the Company had  letters  of credit  and  trade  acceptances  of  $8,177,000  outstanding  and
$11,200,000 of borrowings under the Line. The Company is  charged a  nominal  fee  on the entire Line.  The line is  cancelable  by either party at any time.

In  April  2001,  the Company obtained an additional  $10,000,000 line of credit with another bank which may be used for short-term borrowings.

In  addition to the lines of credit above, the Prestige Companies
(the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for total available credit facilities of approximately $3.3 million. As of March 31, 2001, the Prestige Companies had borrowings of approximately $3.1 million against these lines. Interest rates on these lines of credits ranged from 6.125% to 8.9%.

Note D - Capital Stock
Cash  Dividends:  On January 3, 2001, the Board of  Directors  of
the  Company  declared a quarterly cash dividend of  $0.0625  per share  to  stockholders of record on February 6,  2001,  paid  on
February  20,  2001.   On  May 1, 2001, the  Board  of  Directors
declared  another regular quarterly cash dividend of $0.0625  per share to stockholders of record on May 4, 2001, to be paid on May
18, 2001.

Earnings Per Share: Basic earnings per share has been computed by dividing  net  income by the weighted average  number  of  common shares outstanding of 10,497,000 for the three months ended March
31,  2001  and  11,802,000 for the three months ended  March  31,
2000.   Diluted earnings per share has been computed by  dividing
net  income  by  the  weighted average number  of  common  shares outstanding,  plus  the dilutive effects  of  stock  options,  of
10,561,000  for  the  three  months  ended  March  31,  2001  and
11,850,000 for the three months ended March 31, 2000.

Common Stock Buy Back: The Board of Directors of the Company has authorized a repurchase of up to 3,000,000 of its outstanding common shares in the open market. As of March 31, 2001, a total of 2,123,000 common shares were repurchased and retired for approximately $15,210,000.










ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.



                                         Three Months Ended
                                            March 31,
                                        2000           2000

Net Sales                                100.0 %      100.0 %
Cost of sales                             55.5         52.6
Gross profit                              44.5         47.4
Selling, general and admin. expenses      40.5         39.0
Other expense (income)                     0.5         (0.2)
Income before income taxes                 3.5          8.6
Income taxes                               1.5          3.6
Net Income                                 2.0 %        5.0 %



                Three Months Ended March 31, 2001
          Compared to Three Months ended March 31, 2000

Net Sales
Net  sales  for the three months ended March 31, 2001 were  $31.3 million, an increase of $3.7 million or 13.4% over the comparable
2000  period.   The  sales increase was attributable  to  the  M.
Kamenstein,  Inc.  business, acquired in  September  2000,  which contributed  $4.1 million of net sales to first quarter  results.
Sales  in  the Company's regular business were lower in the  2001 quarter as expected.

Gross Profit
Gross profit for the three months ended March 31, 2001 was $13.9 million, an increase of 6.5% from the comparable 2000 period.
Gross profit as a percentage of net sales decreased to 44.5% from 47.4%, as a result of the impact of the added sales of M.
Kamenstein, Inc., which currently generate lower gross margins than the Company's regular business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended  March  31, 2000 were $12.7 million, an increase  of  17.9%
from  the  comparable  2000 period.  The increase  was  primarily attributable  to  the added selling, general  and  administrative
expenses  of  the  M.  Kamenstein,  Inc.  business  acquired   in
September 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has available an unsecured $25,000,000 line of credit with  a  bank  (the  "Line") which may  be  used  for  short-term
borrowings, letters of credit, or trade acceptances.   Borrowings
under  the Line bear interest payable daily at a negotiated shor-
term  borrowing rate. The effective interest rate  at  March  31,
2001  was  7%. As of March 31, 2001, the Company had  letters  of credit  and  trade  acceptances  of  $8,177,000  outstanding  and
$11,200,000  of borrowings under the Line and, as a  result,  the availability  under  the  Line was  $5,623,000.  The  Company  is charged a nominal fee on the entire Line.  The line is cancelable by either party at any time.

In  April  2001,  the Company obtained an additional  $10,000,000 line of credit with another bank which may be used for short-term borrowings.

In  addition  to  the  Lines above, the Prestige  Companies  (the
Company's 51% controlled European subsidiaries) have three  lines of  credit  with three separate banks for total available  credit facilities of approximately $3.3 million.  As of March 31,  2001, the  Prestige  Companies  had borrowings  of  approximately  $3.1 million  against these lines.  Interest rates on these  lines  of credits range from 6.125% to 8.9%.

At  March 31, 2001, the Company had cash and cash equivalents  of
$2.6  million  versus  $1.3 million at December  31,  2000.   The
increase  in  cash  is  due  to increased  borrowings  under  the
Company's  lines  of  credit and increased accounts  payable  and trade acceptances which were partially offset by the purchases of fixed assets and increased inventory levels.

On May 1, 2001 the Board of Directors declared another regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 4, 2001, to be paid on May 18, 2001. The dividend to be paid will be approximately $656,000.

The Company expects that all capital expenditures expected to be incurred in 2001 will be financed from current operations, cash and cash equivalents and additional borrowings.

The   Company  believes  that  its  cash  and  cash  equivalents, internally  generated funds and its existing credit  arrangements will  be  sufficient to finance its operations for at  least  the next 12 months.

The  results  of  operations  of  the  Company  for  the  periods discussed  have not been significantly affected by  inflation  or
foreign    currency    fluctuation.   The   Company    negotiates
predominantly  all  of  its  purchase  orders  with  its  foreign manufacturers in United States dollars. Thus, notwithstanding any
fluctuation  in  foreign  currencies,  the  Company's  cost   for
purchase orders is generally not subject to change after the time the  order is placed. However, the weakening of the United States dollar  against local currencies could lead certain manufacturers to  increase their United States dollar prices for products.  The
Company  believes  it would be able to compensate  for  any  such price increase.

Forward  Looking Statements:  This Quarterly Report on Form  10-Q
contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995, including statements concerning the Company's
future  products,  results of operations  and  prospects.   These
forward-looking  statements  involve  risks  and   uncertainties,
including  risks  relating  to  general  economic  and   business
conditions, including changes which could affect customer payment practices  or  consumer spending; industry trends;  the  loss  of major  customers;  changes in demand for the Company's  products;
the   timing  of  orders  received  from  customers;   cost   and
availability  of  raw materials; increases in costs  relating  to manufacturing  and  transportation  of  products;  dependence  on foreign  sources  of  supply  and  foreign  manufacturing;  risks relating  to  Year 2000 issues; and the seasonal  nature  of  the business as detailed  from time to time in the Company's  filings with the Securities and Exchange Commission.  Such statements are based on management's current expectations and are subject  to  a number  of  factors  and uncertainties which could  cause  actual results to differ materially from those described in the forward-
looking statements.



PART II - OTHER INFORMATION

Item 6. Exhibit(s) and Reports on Form 8-K.

     (a) Exhibit(s) in the first quarter of 2001: NONE


     (b) Reports on Form 8-K in the first quarter of 2001: NONE




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                                                  May 14, 2001
                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)


                                                  May 14, 2001
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting
Officer)











