Form 10-Q
period 2001-06-30
LIFETIME HOAN CORP
filed 2001-08-14
CIK 874396

FORM 10-Q

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

               THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 2001

Commission file number 1-19254



                    Lifetime Hoan Corporation
     (Exact name of registrant as specified in its charter)



Delaware                                               11-2682486
(State or other jurisdiction                              (I.R.S.
of incorporation or                                      Employer
organization)                                      Identification
                                                             No.)


One Merrick Avenue,                                         11590
Westbury, NY
(Address of principal                                  (Zip Code)
executive offices)




Registrant's  telephone number, including area code   (516)  683-
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

         Common Stock, $.01 Par Value 10,491,101 shares outstanding as of July 31, 2001

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)


                                              June 30,      December
                                                2001        31,
                                              (unaudited)     2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $16       $1,325
Accounts receivable, less allowances of
$2,898 in 2001 and
      $3,582 in 2000                               12,394       18,158
Merchandise inventories                            52,754       45,595
Prepaid expenses                                    3,334        3,477
Deferred income taxes                                 445          870
Other current assets                                2,758        2,667
TOTAL CURRENT ASSETS                               71,701       72,092

PROPERTY AND EQUIPMENT, net                        19,785       13,085
EXCESS OF COST OVER NET ASSETS ACQUIRED,           15,783       15,906
net
OTHER INTANGIBLES,  net                             9,585        9,780
OTHER ASSETS                                        2,308        1,256
                    TOTAL ASSETS                 $119,162     $112,119


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                             $21,000      $10,746
Accounts payable and trade acceptances              7,505        6,709
Accrued expenses                                   12,978       16,619
TOTAL CURRENT LIABILITIES                          41,483       34,074

MINORITY INTEREST                                     342          528

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value, authorized
25,000,000 shares;
issued and outstanding 10,489,871 in 2001
and 10,501,630 in 2000                                105          105
Paid-in capital                                    61,081       61,155
Retained earnings                                  16,898       17,359
Notes receivable for shares issued to stockholders  (486)        (908)
Deferred compensation                                 (7)         (14)
Accumulated other comprehensive loss                (254)        (180)
TOTAL STOCKHOLDERS' EQUITY                         77,337       77,517

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $119,162     $112,119

    See notes to condensed consolidated financial statements.


                    LIFETIME HOAN CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data)
                           (unaudited)



                                     Three Months     Six Months
                                         Ended            Ended
                                       June 30,         June 30,
                                    <c>2001   <c>2000  <c>2001   <c>2000

Net Sales                           $27,571    $25,547  $58,878   $53,156                           47   $58,87         6
Cost of Sales                        15,213     13,252   32,580    27,769
Gross Profit                         12,358     12,295   26,298    25,387

Selling, General and
  Administrative Expenses            11,731     10,238   24,423    21,001
Interest Expense                        344        160      548       194
Other  (Income)                       (148)      (136)    (234)     (227)

Income Before Income Taxes              431      2,033    1,561     4,419

Income Taxes                            227        870      718     1,883

NET INCOME                             $204     $1,163     $843    $2,536

EARNINGS PER COMMON SHARE-
    BASIC AND DILUTED                 $0.02      $0.10    $0.08     $0.22




    See notes to condensed consolidated financial statements.



                    LIFETIME HOAN CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)


                                                  Six Months Ended
                                                      June 30,
                                                <c>2001      <c>2000

   OPERATING ACTIVITIES
   Net income                                       $843      $2,536
   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                   1,714       1,413
   Deferred tax (benefit)                            425         157
   Provision for losses on accounts receivable       222           1
   Reserve for sales returns and allowances        2,371       2,201
   Minority Interest                               (186)        (91)
   Changes in operating assets and liabilities:
   Accounts receivable                             3,170       6,839
   Merchandise inventories                       (7,159)       1,167
   Prepaid expenses, other current assets
        and other assets                           (578)     (1,501)
   Accounts payable, trade acceptances
     and accrued expenses                        (2,843)     (2,567)
   Income taxes payable                                -       (606)

   NET CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES                                    (2,021)      9,549

   INVESTING ACTIVITIES
   Purchase of property and equipment, net       (7,924)       (981)
   Acquisition of M. Kamenstein, Inc.              (164)           -

   NET CASH (USED IN) INVESTING ACTIVITIES       (8,088)       (981)

   FINANCING ACTIVITIES
   Proceeds from short-term borrowings, net       10,254       2,164
   Repurchase of Common stock                       (88)    (10,146)
   Proceeds from the exercise of stock options        13          47
   Cash dividends paid                           (1,304)     (1,449)

   NET CASH PROVIDED BY(USED IN) FINANCING
   ACTIVITIES                                      8,875     (9,384)


   EFFECT OF EXCHANGE RATE ON CASH AND CASH
   EQUIVALENTS                                      (75)           -

   (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                   (1,309)       (816)
   Cash and cash equivalents at beginning of
     period                                        1,325       1,563

   CASH AND CASH EQUIVALENTS AT END OF PERIOD        $16        $747

    See notes to condensed consolidated financial statements.


                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncements: In June 2000, SFAS No. 133 was amended by SFAS No.138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as an asset or a liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption did not have a material effect on the Company's financial statements.

In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intend to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the implementation of these guidelines will have a material impact on its financial position or results of operations.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market.

Note C - Line of Credit Agreement
The Company has available an unsecured $25,000,000 line of credit with one bank which may be used for short-term borrowings or letters of credit. Borrowings under this Line bear interest payable daily at a negotiated short-term borrowing rate. The effective interest rate at June 30, 2001 was 5.4375%. As of June 30, 2001, the Company had $5,869,000 of letters of credit and trade acceptances outstanding and $13,300,000 of borrowings. The Company is charged a nominal fee on the entire Line. The line is cancelable by either party at any time.

In April 2001, the Company obtained an additional $10,000,000 line of credit with a second bank which may be used for short-term borrowings. Borrowings under this Line bear interest payable monthly at a negotiated short-term borrowing rate. The effective interest rate at June 30, 2001 was 6.40%. As of June 30, 2001, the Company had $5,000,000 of borrowings under this line.

The Company is in the process of negotiating a $45 million unsecured revolving credit facility with three banks to replace its current $35 million credit lines with two banks. It's anticipated that the new facility will consist of a $30 million short-term credit line and a $15 million term loan. The Company has received commitment letters from all three banks and is in the process of negotiating formal agreements.

In addition to the lines of credit referred to above, the Prestige Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for a total available credit facility of approximately $3.3 million. As of June 30, 2001, the Prestige Companies had approximately $2.7 million of borrowings against these lines. Interest rates on these lines of credits range from 6.125% to 8.9%.

Note D - Capital Stock
Cash Dividends: On May 1, 2001, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record on May 4, 2001, paid on May 18, 2001. On July 31, 2001, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record on August 3, 2001, to be paid on August 17, 2001.

Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,488,000 for the three months ended June 30, 2001 and 11,115,000 for the three months ended June 30, 2000. For the six month periods ended June 30, 2001 and June 30, 2000, the weighted average number of common shares outstanding were 10,492,000 and 11,459,000, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 10,534,000 for the three months ended June 30, 2001 and 11,235,000 for the three months ended June 30, 2000. For the six month periods ended June 30, 2001 and June 30, 2000, the diluted number of common shares outstanding were 10,547,000 and 11,542,000, respectively.

Common Stock Buy Back: The Board of Directors of the Company has authorized a repurchase of up to 3,000,000 of its outstanding common shares in the open market. As of June 30, 2001, a total of 2,128,000 common shares had been repurchased and retired at a cost of approximately $15,235,000.


ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                 Three Months       Six Months
                                     Ended             Ended
                                   June 30,          June 30,
                                <c>2001 <c>2000   <c>2001 <c>2000

   Net sales                    100.0 % 100.0 %   100.0 % 100.0 %
   Cost of sales                 55.2    51.9      55.3    52.2
   Gross profit                  44.8    48.1      44.7    47.8
   Selling, general and          42.5    40.1      41.5    39.5
   administrative expenses
   Interest expense               1.3     0.6       0.9     0.4
   Other (income)               (0.5)   (0.5)     (0.3)   (0.4)
   Income before income taxes     1.5     7.9       2.6     8.3
   Tax provision                  0.8     3.4       1.2     3.5
   Net income                     0.7 %   4.5 %     1.4 %   4.8 %

                Three Months Ended June 30, 2001
          Compared to Three Months ended June 30, 2000

Net Sales
Net sales for the three months ended June 30, 2001 were $27.6 million, 7.9% higher than the comparable 2000 quarter. The sales increase was attributable to the M. Kamenstein, Inc. business, acquired in September 2000, which contributed $4.2 million of net sales to the second quarter results. Sales in the Company's historic business were 8.5% lower in the 2001 quarter as the Company's retail customers reduced inventory levels in response to an uncertain economic climate.

Gross Profit
Gross profit for the three months ended June 30, 2001 was $12.4 million, an increase of 0.5% from the comparable 2000 period. Gross profit as a percentage of net sales decreased to 44.8% from 48.1%, as a result of the combined impact of the added sales of
M. Kamenstein, Inc., which currently generate lower gross margins than the Company's traditional business and of lower sales in the Company's regular business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2001 were $11.7 million, an increase of 14.6% from the comparable 2000 quarter. The increase was primarily attributable to the $1.3 million of additional operating expenses of the M. Kamenstein Inc. business, acquired in September 2000. Excluding the impact of the Kamenstein business, selling, general and administrative expenses increased by approximately $193,000, or 1.6%, as compared to the 2000 quarter.


                 Six Months Ended June 30, 2001
           Compared to Six Months ended June 30, 2000

Net Sales
Net sales for the six months ended June 30, 2001 were $58.9 million, an increase of $5.7 million or 10.8% as compared to the corresponding 2000 period. The sales increase was attributable to the M. Kamenstein, Inc. business, acquired in September 2000, which contributed $8.3 million of net sales to the six month results. Sales in the Company's historic business were 4.9%
lower in the 2001 period as the Company's retail customers reduced inventory levels during the 2001 second quarter in response to an uncertain economic climate.

Gross Profit
Gross profit for the six months ended June 30, 2001 was $26.3 million, an increase of 3.6% from the comparable 2000 period. Gross profit as a percentage of net sales decreased to 44.7% from 47.8%, as a result of the combined impact of the added sales of
M. Kamenstein, Inc., which currently generate lower gross margins than the Company's traditional business and lower sales in the Company's regular business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2001 were $24.4 million, an increase of 16.3% from the comparable 2000 period. The increase was primarily attributable to the added selling, general and administrative expenses of the M. Kamenstein, Inc. business, acquired in September 2000.

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

The Company has a $25,000,000 unsecured line of credit with one bank which may be used for short-term borrowings or letters of credit and trade acceptances. Borrowings under this Line bear interest payable daily at a negotiated short-term borrowing rate. The effective interest rate at June 30, 2001 was 5.4375%. As of June 30, 2001, the Company had $5,869,000 of letters of credit and trade acceptances outstanding under the Line and $13,300,000 of borrowings and, as a result, the availability under the Line was $5,831,000. The Company is charged a nominal fee on the entire Line. This Line is cancelable by either party at any time.

In April 2001, the Company obtained an additional $10,000,000 line of credit with a second bank which may be used for short-term borrowings. Borrowings under this Line bear interest payable monthly at a negotiated short-term borrowing rate. The effective interest rate at June 30, 2001 was 6.40%. As of June 30, 2001, the Company had $5,000,000 of borrowings under this additional line and, as a result, the availability under the line was $5,000,000.

In addition to the lines of credit referred to above, the Prestige Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for a total available credit facility of approximately $3.3 million. As of June 30, 2001, the Prestige Companies had borrowings of approximately $2.7 million against these lines. Interest rates on these lines of credits range from 6.125% to 8.9%.

The Company is in the process of negotiating a $45 million unsecured revolving credit facility with three banks to replace its current $35 million credit lines with two banks. It's anticipated that the new facility will consist of a $30 million short-term credit line and a $15 million term loan. The Company has received commitment letters from all three banks and is in the process of negotiating formal agreements.

At June 30, 2001, the Company had cash and cash equivalents of $16,000 versus $1.3 million at December 31, 2000. The decrease in cash and increase in short-term borrowings of $10.3 million is primarily attributable to capital expenditures made for the Company's new leased warehouse facility and increased inventory levels, partially offset by decreased accounts receivable balances.

On  July  31,  2001,  the Board of Directors declared  a  regular quarterly  cash dividend of $0.0625 per share to shareholders  of
record  on  August 3, 2001, to be paid on August 17,  2001.   The
dividend to be paid will be approximately $656,000.

The Company expects that all capital expenditures budgeted to be incurred in 2001 will be financed from current operations, cash and cash equivalents and additional borrowings under its current lines of credit and the anticipated expanded $45 million credit facilities discussed above.

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

Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's lines of credits bear interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the six month period ended June 30, 2001.





PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security-Holders

    The Company's annual meeting of stockholders was held on June
14, 2001. At the meeting, all seven director nominees were elected and the appointment of Ernst & Young LLP as independent auditors was ratified.
        (a) The following directors were elected for a one-year term by the votes indicated:

                              FOR       WITHHOLD
          Milton L. Cohen   7,321,246   139,650
          Jeffrey Siegel    7,230,146   230,750
          Bruce Cohen       7,262,546   198,350
          Craig Phillips    7,230,146   230,750
          Ronald Shiftan    7,367,346    93,550
          Howard Bernstein  7,358,246   102,650
          Leonard Florence  7,367,346    93,550

        (b) The appointment of Ernst & Young was ratified by the
          following vote:
                              FOR       WITHHOLD
                             7,446,976   13,920




Item 6. Exhibit(s) and Reports on Form 8-K.

        (a) Exhibit(s) in the second quarter of 2001:

           10.32   Employment  Agreement  dated  April  6,   2001
           between Jeffrey Siegel and Lifetime Hoan Corporation.
           10.33 Consulting Agreement dated April 7, 2001 between Milton L. Cohen and Lifetime Hoan
           Corporation.

        (b)  Reports on Form 8-K in the second quarter  of  2001:
    Report dated May 15, 2001 relating to the Asset Purchase Agreement between MK Acquisition Corp., a wholly owned subsidiary of Lifetime Hoan Corporation, and M. Kamenstein, Inc., dated September 28, 2000, including as part thereof,
    Item 7, Financial Statements, Proforma Financial Information and Exhibits.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation


                                                  August 10, 2001


                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)



                                                  August 10, 2001


                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting
Officer)


EXHIBITS

EXHIBIT 10.32  JEFFREY SIEGEL EMPLOYMENT AGREEMENT


                      EMPLOYMENT AGREEMENT

    AGREEMENT made as of the 6th day of April, 2001 between LIFETIME HOAN CORPORATION ("Corporation"), a Delaware corporation, having its principal place of business at One
Merrick Avenue, Westbury, NY 11590, and JEFFREY SIEGEL
("Executive"), residing at 106 Centre Island Road, Centre Island,
NY 11771.

    WHEREAS, the Executive is the President and Chief Executive
Officer of the Corporation; and

    WHEREAS, the Corporation desires to continue to employ the Executive as its President and Chief Executive Officer, and commencing immediately following the 2001 annual meeting of stockholders of the Company to employ the Executive as its Chairman of the Board, and the Executive is willing to accept such employment, all on the terms and conditions hereinafter set forth;

    NOW, THEREFORE, it is mutually agreed as follows:

    1. Employment. The Corporation shall employ the Executive and the Executive hereby agrees to serve the Corporation as its President and Chief Executive Officer for a term commencing on April 6, 2001, and as its Chairman of the Board commencing immediately following the 2001 annual meeting of stockholders of the Company, and continuing until April 6, 2006, and thereafter continuing for additional consecutive periods of one year, unless sooner terminated in the manner provided for herein and unless, with respect to any such additional consecutive period, either the Corporation or the Executive notifies the other, not later than December 31 of the prior year, that the term is to end on April 6 of the following year (the "Term").

    2. Duties and Responsibilities. Throughout the Term, the Executive shall have the title of President and shall be the Chief Executive Officer of the Corporation and, commencing immediately following the 2001 annual meeting of stockholders of the Corporation and continuing for the remainder of the Term, the Executive shall have the title of Chairman of the Board of the Corporation. As President and Chief Executive Officer of the Corporation and as Chairman of the Board of the Corporation, he shall have such duties and responsibilities relating to the business and operations of the Corporation as the Board of Directors may from time to time assign him. The Executive shall devote his best efforts and all of his working time and attention to the affairs of the Corporation, provided, however, that, subject to Section 9, the Executive may devote time to his personal endeavors so long as the same do not interfere with the performance of his duties and responsibilities hereunder. The Corporation agrees that, unless the Executive otherwise consents, the headquarters for the performance of the Executive's services shall be the principal offices of the Corporation located within a thirty mile radius of Westbury, New York, subject to reasonable travel as the performance of the Executive's duties may require.

    3. Compensation. As compensation for the Executive's services during the Term, the Corporation will pay and the Executive will accept:

         (a) A base salary ("Base Salary"), for the period commencing April 6, 2001 and ending March 31, 2002, at a rate per annum equal to Seven Hundred Thousand Dollars ($700,000) and, thereafter, for each 12 month period commencing on April 1 of each year and ending on March 31 of the immediately succeeding year, at a rate increased, but not decreased, by an amount equal to the product of
               (i) the rate at which Base Salary is paid to the Executive during the immediately preceding period times (ii) the percentage by which the Bureau of Labor Statistics Consumer Price Index for All Urban Consumers (CPI-U), all items index, for New York - Northern N.J. - Long Island, N.Y. - N.J. - CT - PA, for the February immediately preceding the last day of the immediately preceding period in question (the "Prior Period") exceeds the CPI-U, all items index, for New York - Northern N.J. - Long Island, N.Y. - N.J. - CT - PA, for the February immediately preceding the Prior Period (Base Salary shall be payable in accordance with the Corporation's payroll practices for executives).

         (b) The following bonuses:

            (i)An amount equal to 3.5% of the Corporation's pre-tax income for each fiscal year of the Corporation during the term of the Executive's employment hereunder plus that amount equal to the sum of all compensation for the Executive and for Milton L. Cohen in his capacity as Chairman of the Board of the Corporation and all significant non-recurring charges deducted in determining such pre-tax income, all as determined in accordance with general accounting principles consistently applied by the firm of independent public accountants auditing the books and records of the Corporation for such fiscal year, whose determination shall be final, and payable no later than 120 days after the end of such fiscal year (if such period is for less than a full fiscal year such bonus shall equal the bonus that the Executive would have received if he had been employed for the entire fiscal year multiplied by the number of days the Executive was employed during such fiscal year and divided by 365). The Corporation will advance to the Executive for each fiscal year of the Corporation during the term of the Executive's employment hereunder that amount equal to 80% of such bonus anticipated to be earned by the Executive based on the budget of the Corporation for such fiscal year, such amount to be advanced to the Executive in 26 equal semi-annual payments commencing two weeks following the first day of such fiscal year and every two weeks thereafter until advanced in full. If the amount of such bonus earned by the Executive for such fiscal year is greater than such amount advanced, the Corporation shall pay such excess to the Executive as set forth above. If the amount of such bonus earned by the Executive for such fiscal year is less than such amount advanced, the Executive shall repay such deficiency to the Corporation on demand.

            ii)An amount equal to $350,000.00 payable to the Executive in a lump sum on the earlier of (a) April 5, 2006 or (b) termination of the Executive's employment hereunder by reason of the Executive's death, disability or an Event of Involuntary Termination (as defined in Section 8).

          (iii)Such amount, if any, to which the Executive shall be entitled pursuant to the terms of the Corporation's 2000 Incentive Bonus Compensation Plan.

    4.   Other Benefits.

   Nothing contained herein shall be deemed to limit or affect the right of the Executive to receive, in the sole discretion of the Board of Directors of the Corporation or any committee thereof, other forms of additional compensation or to participate in any retirement, disability, profit sharing, stock option, cash or stock bonus or other plan or arrangements, or in any other benefits now or hereafter provided by the Corporation for its employees generally. Without limiting the foregoing, the Corporation shall provide the Executive with the following benefits:

         (a) During the Term of the Executive's employment hereunder, the Corporation shall provide the Executive with the type(s) of automobile(s), and reimbursement of expenses incurred in connection therewith, comparable to those heretofore provided to the Executive as an officer of the Corporation during its fiscal year ended December 31, 2000.

         (b) It is contemplated that, in connection with his employment hereunder, the Executive may be required to incur reasonable business, entertainment and travel expenses. The Corporation agrees to reimburse the Executive in full for all reasonable and necessary business, entertainment and other related expenses, including first class travel expenses for trips that are scheduled to take more than two (2) hours, incurred or expended by him incident to the performance of the Executive's duties hereunder, upon submission by the Executive to the Corporation of vouchers or expense statements satisfactorily evidencing the expenses as may reasonably be requested by the Corporation. It is understood that certain business of the Corporation, involving travel of more than three
               (3) days, will require or benefit from the presence of the Executive's spouse (or significant other), and this clause (b) applies as well to such expenses relating to her.

         (c) During the term of the Executive's employment hereunder, he shall be entitled to annual paid vacations (taken consecutively or in segments) the length and time of which shall be in accordance with current practices, provided that the aggregate length of the Executive's annual vacation(s) shall in no event be less than six weeks.

         (d) During the term of the Executive's employment hereunder, the Corporation agrees to reimburse the Executive in full for services paid for by the Executive, or pay directly upon submission by the Executive to the Corporation statements for services payable by the Executive, rendered by any person or persons of the Executive's choice that the Executive retains to advise the Executive with regard to legal, financial, investment and/or tax advice and the drafting of wills and trusts in connection with estate planning; provided however such reimbursement or payment shall not in the aggregate exceed ten thousand dollars ($10,000) during any twelve (12) month period.

    5.   Insurance.

         (a) The Executive agrees that the Corporation may at any time or times and for the Corporation's own benefit apply for and take out life, health, accident and other insurance covering the Executive either independently or together with others, in an amount the Corporation deems to be in its best interests and the Corporation may maintain any existing insurance policies on the life of the Executive owned by the Corporation. The Corporation shall own all rights in the insurance and in the cash value and proceeds thereof and the Executive shall not have any right, title or interest therein.

         (b) Notwithstanding the foregoing, the Corporation agrees to maintain or procure and maintain, as the case may be, throughout the term of the Executive's employment hereunder, at the Corporation's sole expense:

            (i)the life insurance policy currently in effect on the life of the Executive in the face amount of $5,000,000 payable upon the death of the Executive. This policy (policy number 11120535) is underwritten and issued by Massachusetts Mutual Life Insurance Company. The Corporation is the sole owner of this policy. The Executive has no right, title or privilege to this policy. The Corporation is the beneficiary to the extent of the premium payments made by the Corporation. The balance of the proceeds, if any, are payable to the Trustees of the James G. Siegel AKA Jeffrey Siegel Irrevocable Trust Agreement, dated May 10, 1989. Upon the death of the Executive, the Corporation will pay to the estate of James Gary Siegel AKA Jeffrey Siegel (i.e. the Executive), the sum of the proceeds received under this policy, which represents the sum of the premium payments. Any and all income taxes due as a result of this payment, is the obligation solely of the recipient. It is expressly understood that if, for any reason, the Insurance Company does not pay the life insurance death benefits under this policy, the Corporation will have no obligation to make any payments under this Agreement.

               (ii)     the life insurance policy currently in
                    effect on the life of the Executive in the face amount of $750,000 payable upon the death of the Executive. This policy (policy number 3240296) is underwritten and issued by Guardian Life Insurance Company. The Corporation is the sole owner of this policy. The Executive has no right, title or privilege to this policy. The Corporation is the beneficiary to the extent of the premium payments made by the Corporation. The balance of the proceeds, if any, are payable to the Trustees of the James G. Siegel AKA Jeffrey Siegel Irrevocable Trust Agreement, dated May 10, 1989. Upon the death of the Executive, the Corporation will pay to the estate of James Gary Siegel AKA Jeffrey Siegel (i.e. the Executive), the sum of the proceeds received under this policy, which represents the sum of the premium payments. Any and all income taxes due as a result of this payment, is the obligation solely of the recipient. It is expressly understood that if, for any reason, the Insurance Company does not pay the life insurance death benefits under this policy, the Corporation will have no obligation to make any payments under this Agreement.

               (iii)disability insurance for the Executive, if obtainable, in an amount sufficient to pay the Executive $10,000 per month during the term of this Agreement in the event the Executive becomes disabled and his employment is terminated pursuant to Section 6 .

         (c) The Executive agrees to assist the Corporation at the Corporation's sole expense in obtaining the insurance referred to in Subsections 5(a) and (b) , among other things, by submitting to the customary examinations and correctly preparing, signing and delivering applications and other documents as reasonably may be required.

    6. Termination of Employment. Anything herein to the contrary notwithstanding, the employment of the Executive shall terminate before April 5, 2006 in the event any of the following occur before that date:

         (a) If the Executive and the Corporation mutually agree in writing to terminate his employment; or

         (b) If the Executive shall become physically or mentally disabled so that he is prevented from performing his usual duties for the aggregate period of more than twelve (12) months in any eighteen
             (18) month period; or

         (c) If the Executive should die; or


         (d) If the Executive commits any act of gross negligence in the performance of his duties or obligations to the Corporation or any act of disloyalty or dishonesty or breach of trust against the Corporation; or

         (e) If the Board of Directors of the Corporation determines in its judgment that the Executive has breached any material provision of this Agreement;
               or

         (f) If the Corporation gives the Executive written notice that, in the judgment of the Board of Directors of the Corporation, the Executive has acted in a manner which results in material injury to the Corporation and the Executive fails to remedy the same within 10 days following the receipt of such notice; or

          (g) If within the ten (10) day period following an Initiating Event (as defined in Section 8(a)), the Board of Directors of the Corporation determines in its judgment that it is in the best interest of the Corporation.

    Except as otherwise provided in Sections 3, 4, 7 and 8, termination of the Executive's employment pursuant to the foregoing shall relieve the Corporation of any obligation to make any further payments to the Executive under this Agreement.




    7.   Disability and Death Payments.

         (a) Notwithstanding anything to the contrary in this Agreement, in the event the Corporation terminates the Executive's employment hereunder pursuant to Subsection 6(b), the Corporation shall continue to pay the Executive compensation during the term of this Agreement as follows:

               (i)during the period prior to termination and for
                  a period of twelve (12) months thereafter, the Executive or his personal representative, as the case may be, shall be entitled to receive the full amount of compensation and all applicable benefits provided in Sections 3, 4 and 8, as the case may be; and

               (ii)   from and after the twelve (12) month
                  period described in (i) above and for the remainder of the term of this Agreement, the Executive shall be entitled to receive one-half (1/2) the full compensation received by the Executive immediately preceding the onset of his disability, plus the amount of disability insurance set forth in Subsection 5(b)(ii) , plus any accrued and/or vested employee benefits referred to in Section 4 .

         (b) Notwithstanding anything to the contrary in this Agreement, in the event of the death of the Executive during the term of this Agreement, the Executive's personal representative shall be entitled to receive the compensation specified in Subsection 3(a) for a period of five years following the Executive's death even though such period may extend beyond the term of this Agreement. The Corporation thereafter shall be discharged and released of and from any further obligations under this Agreement, except for its obligation to pay any accrued and/or vested employee benefits referred to in Section 4 .

    8.   Severance Allowance.

         (a) For the purpose of this Section 8, the following terms shall have the following respective meanings:

               (i)Event of Involuntary Termination - Each of the
                  following, if not agreed to in writing by the Executive, shall be deemed an Event of Involuntary Termination;

                        (A)  The termination of the Executive's
                              employment by the Corporation other
                              than pursuant to Section 1 or
                              Subsections 6(b), (c), (d), (e),
                              (f) or (g) ; or

                        (B)  The appointment of a person other
                              than the Executive to serve as
                              President or Chief Executive
                              Officer of the Corporation, or the
                              diminution of the Executive's
                              duties, responsibilities or powers
                              to duties, responsibilities or
                              powers less than those previously
                              exercised or held by the Executive;

                        (C)  a reduction in the aggregate amount
                              of compensation and other benefits
                              received by the Executive pursuant
                              to Sections 3 and 4  (other than a
                              reduction of benefits made for
                              employees generally); or

                        (D)  a transfer of the Executive's
                              principal place of employment to a
                              location other than within a thirty
                              mile radius of Westbury, New York.

               (ii)   Initiating Event - The consolidation or
                  merger of the Corporation with or into another corporation or other reorganization of the Corporation (other than with or into a subsidiary or affiliate of the Corporation) any of which results in a change in control of the Corporation; the sale of all or substantially all the assets of the Corporation (other than to a subsidiary or affiliate or the Corporation); or the acquisition, directly or indirectly, by any Person, or by any two or more Persons acting together, of beneficial ownership of more than fifty percent (50%) of the outstanding voting securities of the Corporation, including without limitation, any acquisition by means of a tender or exchange offer or proxy solicitation or pursuant to a judgment, decree or final order of a judicial or administrative body of competent jurisdiction.

               (iii)  Person - An individual, partnership, joint
                  venture, corporation, trust, unincorporated association, other business entity or government or department, agency or instrumentality thereof (whether domestic or foreign).

         (b) Upon the occurrence of an Event of Involuntary Termination following an Initiating Event, the Executive shall be entitled to receive, and the Corporation agrees to pay, an amount (the "Severance Allowance") equal to the salary the Executive would have received pursuant to Subsections 3(a) and (b) during the period commencing with the Event of Involuntary Termination and terminating three years thereafter (the Severance Period"). The Severance Allowance shall be paid in the manner in which the Executive's salary was paid by the Corporation immediately prior to the occurrence of the first Initiating Event.

         (c) In the event the Executive dies before receiving the full amount of the Severance Allowance, his personal representative shall be entitled to receive the Severance Allowance specified in Subsection (b) for the balance of the Severance Period.

         (d) In addition to Severance Allowance, the Corporation or its successors shall pay to the Executive an amount equal to that which the Executive would have received under the Corporation's pension plan had he continued to be an active, full-time employee of the Corporation during the Severance Period and had he received during that period a salary equal to, and paid in the manner of, the Severance Allowance. The payments shall be made at such times as the Executive would have received payments under the pension plan he continued to be an active, full-time employee of the Corporation during the Severance Period.

     9. Restrictive Covenants; Injunctive Relief. The Executive acknowledges and agrees that (i) the principal business of the Corporation is the design, importation and distribution of a broad range of household cutlery, kitchenware, cutting boards, pantryware and bakeware products; (ii) he is one of the limited number of persons who has developed, and will continue to develop, that business; (iii) the business of the Corporation is conducted throughout the United States; (iv) his work for the Corporation has included the identification and solicitation of present and prospective suppliers and customers and the maintenance of supplier and customer relationships and goodwill;
(v) the suppliers and customers of the Corporation are engaged in supplying and purchasing various types of houseware products including cutlery, kitchenware, cutting boards, pantryware and bakeware products; (vi) his work for the Corporation has provided him, and will continue to provide him, with confidential and proprietary in formation including customer and supplier lists and marketing strategies; and (vii) the business of the Corporation and the potential for its continued success have been, and will continue to be, dependent on unique personal skills of the Executive and his diligent efforts in implementing those skills on behalf of the Corporation and in this regard the services to be provided by him are special, unique and extraordinary. Accordingly, in order to induce the Corporation to enter into this Agreement, the Executive covenants and agrees that:

         (a) During the Term and for a period of five years thereafter (together, the "Restricted Period"), the Executive shall not:

               (i)engage in the business of importing or
                  distributing any cutlery, kitchenware, cutting boards, pantryware or bakeware products whatsoever or any other houseware products related to or competitive with the products distributed by the Corporation or any of its subsidiaries or engage in any other business engaged in by the Corporation or any of its subsidiaries at the time or at any time during the immediately preceeding twelve-month period (the "Prohibited Activity") in the United States for his own account; (b) directly or indirectly, enter the employ of, or render any services to, any Person engaged in any Prohibited Activity in the United States; (c) have an interest in any Person engaged in any Prohibited Activity in the United States, directly or indirectly, as an individual, partner, shareholder, officer, director, principal, agent, employee, trustee, consultant or in any other relationship or capacity; provided, however, that the Executive may own directly, or indirectly, solely as in investment, securities of any Person which are traded on any national securities exchange or in the over-the-counter market if the Executive (c) is not a controlling person of, or a member of a group that controls, the person or (y) does not directly or indirectly, own 5% or more of any class of securities of the person;

               (ii)   directly or indirectly hire, engage or
                  retain any Person who at any time within the immediately preceeding two (2) year period was a supplier, client or customer of the Corporation or any of its subsidiaries as, or directly or indirectly solicit, entice or induce any Person to become, a supplier, client or customer of any other Person engaged in any Prohibited Activity; or

               (iii)  directly or indirectly hire, employ or
                  retain any person who at any time within the immediately preceeding two (2) year period was an employee of the Corporation or any of its subsidiaries or directly or indirectly solicit, entice, induce or encourage any such person to become employed by any other Person.

         (b) During the Restricted Period, and for a period of two (2) years thereafter, the Executive shall keep secret and retain in strictest confidence, and shall not use for the benefit of himself or others except in connection with the business and affairs of the Corporation, all confidential or proprietary information of the Corporation and its subsidiaries, including, without limitation, trade "know-how", secrets, consultant contracts, supplier lists, customer lists, pricing policies, cost information, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans, new personnel plans, methods of manufacture, technical processes, designs and design projects and other business affairs of the Corporation and its subsidiaries learned by the Executive heretofore or during the terms of this Agreement, and shall not disclose them to anyone outside the Corporation and its subsidiaries, either during or after his retention as a consultant by the Corporation, except as required in the course of performing duties hereunder or with the Corporation's express written consent; provided, however, that the Executive shall not be bound by the restrictive obligations of this Section 9(B) with respect to any matter that is or becomes publicly known through no act of the Executive or that is permitted by Section 9(A). All memoranda, reports, notes, customer or supplier lists, correspondence, records and other documents (and all copies t) made or compiled by the Executive, or made available to the Executive, concerning the business of the Corporation or any of its subsidiaries shall be the Corporation's property and shall be delivered to the Corporation promptly upon the termination of the Term.

         (c) The Executive hereby acknowledges that the covenants of the Executive contained in Sections 9(A) and (B) (the "Restrictive Covenants") are reasonable and valid in all respects and that the Corporation is entering into this Agreement in reliance, inter alia, on his acknowledgement. If the Executive breaches, or threatens to commit a breach of, any of the Restrictive Covenants, the Corporation shall have the right and remedy to have the Restrictive Covenants specifically enforced by any court having equity jurisdiction, it being acknowledged and agreed that any breach or threatened breach will cause irreparable injury to the Corporation and that money damages will not provide an adequate remedy to the Corporation such right and remedy shall be in addition to, and not in lieu of, any other right or remedy available to the Corporation under law or in equity. If any court determines that any of the Restrictive Covenants, or any part t, is invalid or unenforceable, the remainder of the Restrictive Covenants shall not thereby be affected and shall be given full effect, without regard to the invalid portions; and if any court construes any of the Restrictive Covenants, or any part t, to be unenforceable because of the duration of the provision or the area covered thereby, the court shall have the power to reduce the duration or area of the provision and, in its reduced form, the provision shall then be enforceable and shall be enforced.

         (d) For purposes of this Section 9, the term "Person" shall mean an individual, partnership, joint venture, corporation, trust, unincorporated association, other business entity or government or department, agency or instrumentality t (whether domestic or foreign).

     10. Notices. Any notice required to be given hereunder shall be in writing and shall be deemed sufficient if delivered or mailed by registered mail as follows: if to the Corporation, to its office at One Merrick Avenue, Westbury, New York 11590, or such other address as the Corporation may hereafter designate for that purpose; and if to the Executive, to him at 40 Merrivale Road, Great Neck, NY 11020, or such other address as he may hereafter designate for that purpose.

     11. Enforceability. Any provision of this Agreement which may be determined by competent authority to be prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions , and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     12. Benefit. This Agreement shall be binding upon and inure to the benefit of the legal representatives, successors and assigns of the parties, including any corporation into which the Corporation shall consolidate or merge or to which it shall transfer substantially all of its assets.

     13. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New
York.

     14. Exclusive Jurisdiction. The parties hereto each irrevocably submit to the exclusive jurisdiction of any New York State or Federal Court sitting in the City of New York or in Nassau or Suffolk County over any suit, action or proceeding relating to or arising out of this Agreement. The Executive irrevocably waives any objection, including without limitation, any objection to the laying of venue or based on the grounds of forum non conveniens, which the Executive may now or hereafter have to the bringing of any such suit, action or proceeding in any such jurisdiction.

     15. Counterparts. This Agreement may be signed in counterparts, each of which shall be an original, with the same effect as if the signatures hereto and thereto were upon the same instrument.

    IN WITNESS W, the parties hereto have duly executed this Agreement as of the day and year first above written.

                                       LIFETIME HOAN CORPORATION


                                       By________________________
                                            Name:
                                            Title:


                                       __________________________
                                        Jeffery Siegel




EXHIBIT 10.32  MILTON L. COHEN CONSULTING AGREEMENT


                      CONSULTING AGREEMENT


     AGREEMENT made as of April 7, 2001 between LIFETIME HOAN

CORPORATION, a Delaware corporation (the "Corporation"), having its principal place of business at One Merrick Avenue, Westbury,

NY 11590, and MILTON L. COHEN, (the "Consultant"), residing at

133 Everit Avenue, Hewlett Bay Park, New York 11557.

     WHEREAS, Consultant has served the Corporation as its

Chairman of the Board, President and Chief Executive Officer;

     WHEREAS, the Corporation wishes to retain the services of

Consultant for the purpose of consulting with the Corporation on its business and the Consultant is willing to act in such

capacity, all upon the terms and conditions hereinafter set

forth;

     NOW, THEREFORE, the parties hereto agree as follows:

     1.  Retention.  The Corporation hereby agrees to retain the

Consultant, and the Consultant hereby accepts such retention as a consultant to the Corporation, for a term commencing on the date hereof and ending on April 6, 2006 unless sooner terminated

pursuant to the terms of Section 8 hereof (the "Term").

     2.  Responsibilities.  Throughout the Term, the Consultant shall consult with, assist and advise with respect to the business and operations of the Corporation as the Corporation may from time to time request of him.  The Consultant is not expected and will not be required to travel on behalf of the Corporation in the

performance of his services hereunder.

     3.  Independent Contractor.  The parties agree and acknowledge that the Consultant is and shall remain an independent contractor at all times during the Term, and shall not be considered an employee of the Corporation or be entitled to any rights as an employee of the Corporation.

     4.  Compensation.  As full compensation for the services to be rendered hereunder by the Consultant, the Corporation agrees to pay to the Consultant, and the Consultant agrees to accept, for his services hereunder a fee at the rate of four hundred forty thousand ($440,800) per annum, payable in monthly installments on the 6th of each month commencing May 6, 2001 of $36,733.33 each.

     5.  Benefits.

     Throughout the Term, the Corporation shall provide the

Consultant with the benefits set forth below.

     (A)    The Corporation will continue to cover the Consultant

under the medical and dental plans of the Corporation under which the Consultant is presently covered or such other plans as the

Corporation may adopt in replacement of such present plans,

providing benefits no less favorable than such present plans.

      (B)   The Corporation will maintain in force the life

insurance policy on the life of the Consultant presently

maintained by the Corporation on the life of the Consultant.  The

Consultant agrees to assist the Corporation, at the Corporation's sole expense, in maintaining such insurance policy by, among other things, submitting to customary examinations, if required,

and correctly preparing, signing and delivering such documents as reasonably may be required.

     6.  Stock Options.  Concurrently with the execution of this

Agreement, the Corporation will grant to Consultant options to purchase 40,000 shares of common stock of the Corporation for a purchase price per share equal to the closing price of a share of common stock of the Corporation on the date of this Agreement as reported by NASDAQ.  Such options shall vest 25% each year for four (4) consecutive years commencing on April 7, 2002.

7. Office Space. During the Term, the Consultant shall have the right to use the office that the Consultant is presently using at the Corporation's principal place of business; provided, however, the obligation of the Corporation to permit the Consultant to use such office shall terminate and the Corporation shall have no obligation to provide any other office or other space for any purpose whatsoever to the Consultant if (i) the Corporation sells the building in which such office is located, (ii) a Change of Control Event (as defined in this Section 6) occurs or (iii) the Consultant changes his primary residence to a location outside of the New York City metropolitan area.
      The term "Change of Control Event" means the consolidation or merger of the Corporation with or into another corporation or other reorganization of the Corporation (other than with or into a subsidiary or affiliate of the Corporation) any of which

results in a change in control of the Corporation; the sale of all or substantially all the assets of the Corporation (other than to a subsidiary or affiliate or the Corporation); or the acquisition, directly or indirectly, by any Person, or by any two or more Persons acting together, of beneficial ownership of more than thirty percent (30%) of the outstanding voting securities of the Corporation, including, without limitation, any acquisition by means of a tender or exchange offer or proxy solicitation or pursuant to a judgment, decree or final order of a judicial or administrative body of competent jurisdiction.

     8.  Automobiles.    The Corporation shall continue to permit the

Consultant to use the automobile, and shall reimburse the

Consultant for expenses incurred in connection therewith, that the Consultant is presently using throughout the term of the lease pursuant to which the Corporation is currently leasing such automobile.  Such lease terminates on June 17, 2002. Thereafter the Corporation shall have no obligation to provide the

Consultant with such automobile or any other automobile.

     9.  Termination.  Anything herein to the contrary

notwithstanding, the retention of the Consultant shall terminate before April 6, 2006 in the event any of the following occurs before that date:

           (A)  if the Consultant and the Corporation mutually

agree in writing to terminate his consulting arrangement; or

           (B)  if the Consultant should die or become

permanently disabled; or

           (C)  if (i) the Consultant breaches this Agreement or

(ii) the Corporation gives the Consultant written notice of

conduct by him which would prejudice the interests of the

Corporation, and the Consultant fails to remedy such conduct within 10 days following receipt of such notice, the Corporation in any of such cases may send the Consultant written notice

terminating his arrangement under this Agreement and specifying the date of termination.

     Termination of the Consultant's services pursuant to the

foregoing shall relieve the Corporation of any obligation to make any further payments to the Consultant under this Agreement,

except in the case of Consultant's death or permanent disability in which case, if Norma Cohen, Consultants present wife, shall survive him in the case of his death or be then living in the case of his permanent disability, the payments that would

otherwise have been made to Consultant under Section 4 of this

Agreement shall be made to Norma Cohen, provided, however, if

Norma Cohen shall die before April 6, 2006, the obligation of the

Corporation to make such payments to Norma Cohen shall terminate upon her death.

     10. Restrictive Covenants; Injunctive Relief.  The Consultant

acknowledges and agrees that (i) the principal business of the

Corporation is the design, importation and distribution of a broad range of household cutlery, kitchenware, cutting boards,

pantryware and bakeware products; (ii) he is one of the limited number of persons who has developed, and will continue to

develop, that business; (iii) the business of the Corporation is conducted throughout the United States; (iv) his work for the

Corporation has included the identification and solicitation of present and prospective suppliers and customers and the

maintenance of supplier and customer relationships and goodwill;

(v) the suppliers and customers of the Corporation are engaged in supplying and purchasing various types of houseware products including cutlery, kitchenware, cutting boards, pantryware and bakeware products; (vi) his work for the Corporation has provided him, and will continue to provide him, with confidential and proprietary in formation including customer and supplier lists and marketing strategies; and (vii) the business of the

Corporation and the potential for its continued success have been, and will continue to be, dependent on unique personal

skills of the Consultant and his diligent efforts in implementing those skills on behalf of the Corporation and in this regard the services to be provided by him are special, unique and

extraordinary.  Accordingly, in order to induce the Corporation to enter into this Agreement, the Consultant covenants and agrees that:

          (A)   During the Term and for a period of five years

thereafter (together, the "Restricted Period"), the Consultant shall not:

               (i)    (a) engage in the business of importing or

          distributing any cutlery, kitchenware, cutting boards,

          pantryware or bakeware products whatsoever or any other

          houseware products related to or competitive with the

          products distributed by the Corporation or any of its

          subsidiaries or engage in any other business engaged in

          by the Corporation or any of its subsidiaries at the

          time or at any time during the immediately preceeding

          twelve-month period (the "Prohibited Activity") in the

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

          Consultant may own directly, or indirectly, solely as

          in investment, securities of any Person which are

          traded on any national securities exchange or in the

          over-the-counter market if the Consultant (c) is not a

          controlling person of, or a member of a group that

          controls, the person or (y) does not directly or

          indirectly, own 5% or more of any class of securities

          of the person;

               (ii)   directly or indirectly hire, engage or

          retain any Person who at any time within the

          immediately preceeding two (2) year period was a

          supplier, client or customer of the Corporation or any

          of its subsidiaries as, or directly or indirectly

          solicit, entice or induce any Person to become, a

          supplier, client or customer of any other Person

          engaged in any Prohibited Activity; or

               (iii)  directly or indirectly hire, employ or

          retain any person who at any time within the

          immediately preceeding two (2) year period  was an

          employee of the Corporation or any of its subsidiaries

          or directly or indirectly solicit, entice, induce or

          encourage any such person to become employed by any

          other Person.

          (B)   During the Restricted Period, and for a period of

two (2) years thereafter, the Consultant shall keep secret and retain in strictest confidence, and shall not use for the benefit of himself or others except in connection with the business and affairs of the Corporation, all confidential or proprietary

information of the Corporation and its subsidiaries, including,

without limitation, trade "know-how", secrets, consultant

contracts, supplier lists, customer lists, pricing policies, cost information, operational methods, marketing plans or strategies,

product development techniques or plans, business acquisition plans, new personnel plans, methods of manufacture, technical processes, designs and design projects and other business affairs of the Corporation and its subsidiaries learned by the Consultant heretofore or during the terms of this Agreement, and shall not disclose them to anyone outside the Corporation and its

subsidiaries, either during or after his retention as a

consultant by the Corporation, except as required in the course of performing duties hereunder or with the Corporation's express written consent; provided, however, that the  Consultant shall not be bound by the restrictive obligations of this Section 9(B)

with respect to any matter that is or becomes publicly known through no act of the Consultant or that is permitted by Section

9(A).  All memoranda, reports, notes, customer or supplier lists,

correspondence, records and other documents (and all copies

thereof) made or compiled by the Consultant, or made available to the Consultant, concerning the business of the Corporation or any of its subsidiaries shall be the Corporation's property and shall be delivered to the Corporation promptly upon the termination of the Term.

          (C)   The Consultant hereby acknowledges that the

covenants of the Consultant contained in Sections 9(A) and (B)

(the "Restrictive Covenants") are reasonable and valid in all respects and that the Corporation is entering into this Agreement in reliance, inter alia, on his acknowledgement.  If the

Consultant breaches, or threatens to commit a breach of, any of the Restrictive Covenants, the Corporation shall have the right and remedy to have the Restrictive Covenants specifically

enforced by any court having equity jurisdiction, it being

acknowledged and agreed that any breach or threatened breach will cause irreparable injury to the Corporation and that money

damages will not provide an adequate remedy to the Corporation such right and remedy shall be in addition to, and not in lieu of, any other right or remedy available to the Corporation under law or in equity.  If any court determines that any of the

Restrictive Covenants, or any part thereof, is invalid or

unenforceable, the remainder of the Restrictive Covenants shall not thereby be affected and shall be given full effect, without regard to the invalid portions; and if any court construes any of the Restrictive Covenants, or any part thereof, to be

unenforceable because of the duration of the provision or the area covered thereby, the court shall have the power to reduce the duration or area of the provision and, in its reduced form,

the provision shall then be enforceable and shall be enforced.

           (D)  For purposes of this Section 9, the term "Person"

shall mean an individual, partnership, joint venture,

corporation, trust, unincorporated association, other business entity or government or department, agency or instrumentality thereof (whether domestic or foreign).

     11. Notices.  Any notice required to be given hereunder shall be in writing and shall be deemed sufficient if delivered or mailed by registered mail as follows: if to the Corporation, to its office at One Merrick Avenue, Westbury, New York 11590, or such other address as the Corporation may hereafter designate for that purpose; and if to the Consultant, to him at 133 Everit Avenue,

Hewlett Bay Park, New York 11557 (with a copy to Paul M. Brown,

Esq., Satterlee Stephens Burke & Burke LLP, 230 Park Avenue, New

York, NY 10169), or such other address as he may hereafter

designate for that purpose.

     12. Enforceability.  Any provision of this Agreement which may be determined by competent authority to be prohibited or

unenforceable in any jurisdiction shall, as to such jurisdiction,

be ineffective to the extent of such prohibition or

unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any

jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     13. Benefit.  This Agreement shall be binding upon and inure to the benefit of the legal representatives, successors and assigns of the parties, including any corporation into which the

Corporation shall consolidate or merge or to which it shall

transfer substantially all of its assets.

     14. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

     15. Exclusive Jurisdiction.  The parties hereto each irrevocably submit to the exclusive jurisdiction of any New York State or

Federal Court sitting in the City of New York or in Nassau or

Suffolk County over any suit, action or proceeding relating to or arising out of this Agreement.  The Consultant irrevocably waives any objection, including without limitation, any objection to the laying of venue or based on the grounds of forum non conveniens,

which the Consultant may now or hereafter have to the bringing of any such suit, action or proceeding in any such jurisdiction.

     16. Counterparts.  This Agreement may be signed in counterparts,

each of which shall be an original, with the same effect as if the signatures hereto and thereto were upon the same instrument.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first above written.



                              LIFETIME HOAN CORPORATION



                              By _____________________
                                  Name: Jeffrey Siegel
                                  Title:  Chairman of the Board,
                              President and
                                      Chief Executive Officer


                              ________________________
                              Name:  Milton L. Cohen