Form 10-Q
period 2001-09-30
LIFETIME HOAN CORP
filed 2001-11-13
CIK 874396

FORM 10-Q

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2001

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

     Common Stock, $.01 Par Value, 10,491,101 shares outstanding as of
                             October 31, 2001

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                             September 30,
                                                 2001          December 31,
                                              (unaudited)          2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $67        $1,325
Accounts receivable, less allowances of
  $3,289 in 2001 and $3,582 in 2000                 24,021        18,158

Merchandise inventories                             55,265        45,595
Prepaid expenses                                     1,842         3,477
Deferred income taxes                                  374           870
Other current assets                                 3,168         2,667
TOTAL CURRENT ASSETS                                84,737        72,092

PROPERTY AND EQUIPMENT, net                         21,961        13,085
EXCESS OF COST OVER NET ASSETS ACQUIRED, net        15,649        15,906
OTHER INTANGIBLES,  net                              9,479         9,780
OTHER ASSETS                                         2,296         1,256
                    TOTAL ASSETS                  $134,122      $112,119


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                              $29,725       $10,746
Accounts payable and trade acceptances              10,438         6,709
Accrued expenses                                    16,006        16,619
TOTAL CURRENT LIABILITIES                           56,169        34,074

MINORITY INTEREST                                      140           528

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, shares
authorized 25,000,000:
  shares issued and outstanding 10,491,101
  in 2001 and 10,501,630 in 2000                       105           105
Paid-in capital                                     61,087        61,155
Retained earnings                                   17,269        17,359
Notes receivable for shares issued to
  stockholders                                       (486)         (908)
Deferred compensation                                  (2)          (14)
Accumulated other comprehensive loss                 (160)         (180)
TOTAL STOCKHOLDERS' EQUITY                          77,813        77,517

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $134,122      $112,119


         See notes to condensed consolidated financial statements.


                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                     2001       2000      2001       2000

Net Sales.....................      $36,600   $33,505    $95,478    $86,661
Cost of Sales.................       20,407    17,585     52,987     45,354
Gross Profit..................       16,193    15,920     42,491     41,307

Selling, General and
Administrative Expenses.             14,167    11,896     38,590     32,896
Interest Expense..............          394       283        940        477
Other (Income),net............        (240)     (244)      (473)      (470)

Income Before Income Taxes....        1,872     3,985      3,434      8,404

Income Taxes..................          846     1,706      1,564      3,589

NET INCOME....................       $1,026    $2,279     $1,870     $4,815



EARNINGS PER COMMON SHARE-BASIC       $0.10     $0.22      $0.18      $0.43

EARNINGS PER COMMON SHARE-DILUTED     $0.10     $0.21      $0.18      $0.43





         See notes to condensed consolidated financial statements.



                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                  2001        2000
   OPERATING ACTIVITIES
   Net income                                     $1,870      $4,815
   Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                   2,740       2,493
   Deferred tax (benefit)                            496         454
   Provision for losses on accounts receivable       480          74
   Reserve for sales returns and allowances        4,809       4,110
   Minority Interest                               (388)       (185)
   Changes in operating assets and liabilities,
    excluding the effects of the M. Kamenstein,
    Inc. acquisition:
   Accounts receivable                          (11,153)     (1,091)
   Merchandise inventories                       (9,670)       1,409
   Prepaid expenses, other current assets
    and other assets                                 518     (1,365)
   Accounts payable, trade acceptances
     and accrued expenses                          3,118         483
   Income taxes payable                              -         (182)

   NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIES                    (7,180)      11,015

   INVESTING ACTIVITIES
   Purchase of property and equipment, net      (10,883)      (1,668)
   M. Kamenstein, Inc. acquisition costs.          (164)        -

   NET CASH (USED IN) INVESTING ACTIVITIES      (11,047)      (1,668)

   FINANCING ACTIVITIES
   Proceeds from short-term borrowings, net       18,979        2,135
   Proceeds from the exercise of stock options        20           47
   Repurchase of Common Stock................       (88)     (10,653)
   Cash dividends paid                           (1,960)      (2,083)


   NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                     16,951     (10,554)

   EFFECT OF EXCHANGE RATE ON CASH AND CASH
   EQUIVALENTS                                        18        -

   (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                   (1,258)     (1,207)

   Cash and cash equivalents at beginning of       1,325       1,563
   period

   CASH AND CASH EQUIVALENTS AT END OF PERIOD        $67        $356

         See notes to condensed consolidated financial statements.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncements: In June 2000, SFAS No. 133 was amended by SFAS No.138, "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either as an asset or a liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption did not have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately. Statement No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the implementation of these guidelines will have a material impact on its consolidated financial position or results of operations.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market.

Note C - BORROWINGS
On November 9, 2001, the Company entered into a $45 million three-year secured revolving credit agreement and in conjunction therewith canceled its $40 million short-term lines of credit. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, which, among other things,
include:   a  limitation on indebtedness based  upon  EBITDA,  as
defined;  a  fixed  charge  ratio;  and  a  minimum  net   worth.
Borrowings under the credit facility have different interest rate options that are based on either an alternate base rate, LIBO rate, or lender's cost of funds rate.

At September 30, 2001, the Company had available an unsecured $30,000,000 line of credit with one bank, which was used for short-term borrowings or letters of credit. Borrowings under the line bore interest payable daily at a negotiated short-term borrowing rate. The effective interest rate at September 30,
2001 was 4.50%. As of September 30, 2001, the Company had $6,434,000 of letters of credit and trade acceptances outstanding and $16,300,000 of borrowings.

In April 2001, the Company obtained an additional $10,000,000 line of credit with a second bank which was used for short-term borrowings. Borrowings under this line bore interest payable monthly at a negotiated short-term borrowing rate. The effective interest rate at September 30, 2001 was 4.75%. As of September 30, 2001, the Company had $10,000,000 of borrowings under this line. Both lines were canceled on November 9, 2001 in conjunction with the new three-year secured revolving credit agreement.

In addition to the lines above, the Prestige Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for a total available credit facility of approximately $3.6 million. As of September 30, 2001, the Prestige Companies had approximately $3,425,000 of borrowings against these lines. Interest rates on these lines of credit range from 6.125% to 8.9%.

Note D - Capital Stock
Cash Dividends: On July 31, 2001, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record on August 3, 2001 paid on August 17, 2001. On October 26, 2001, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record on November 6, 2001, payable on November 20, 2001.

Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,491,000 for the three months ended
September  30,  2001  and 10,567,000 for the three  months  ended
September 30, 2000. For the nine month periods ended September 30, 2001 and September 30, 2000, the weighted average numbers of common shares outstanding were 10,492,000 and 11,159,000 respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 10,549,000 for the three months ended September 30, 2001 and 10,646,000 for the three months ended September 30, 2000. For the nine month periods ended September 30, 2001 and September 30, 2000, the diluted weighted average numbers of common shares outstanding were 10,548,000 and 11,243,000, respectively.

Common Stock Buy Back: The Board of Directors of the Company has authorized a repurchase of up to 3,000,000 of its outstanding common shares in the open market. As of September 30, 2001, a total of 2,128,000 common shares had been repurchased and retired at a cost of approximately $15,235,000.




ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                               Three Months          Nine Months
                                  Ended                 Ended
                              September 30,         September 30,
                             2001      2000        2001    2000

   Net Sales                 100.0 %   100.0 %    100.0 % 100.0 %
   Cost of sales              55.8      52.5       55.5    52.3
   Gross profit               44.2      47.5       44.5    47.7
   Selling, general and       38.7      35.5       40.4    38.0
   administrative expenses
   Interest expense            1.1       0.8        1.0     0.6
   Other (income), net       (0.7)     (0.7)      (0.5)   (0.5)

   Income before income taxes  5.1      11.9        3.6     9.6
   Tax provision               2.3       5.1        1.6     4.1
   Net Income                  2.8 %     6.8 %      2.0 %   5.5 %

              Three Months Ended September 30, 2001
        Compared to Three Months ended September 30, 2000

Net Sales
Net sales for the three months ended September 30, 2001 were $36.6 million, $3.1 million or 9.2% greater than the comparable 2000 quarter. The sales increase was attributable to the M. Kamenstein, Inc. business, acquired in September 2000, which contributed $7.0 million of net sales to the third quarter results as compared to $2.0 million in the 2000 quarter. Excluding Kamenstein, sales were 5.9% lower in the 2001 quarter, due primarily to the effects of an uncertain economic climate and retail environment on the Company's retail customers.

Gross Profit
Gross  profit for the three months ended September 30,  2001  was
$16.2 million, an increase of $273,000 or 1.7% from the comparable 2000 period. Gross profit as a percentage of net sales decreased to 44.2% from 47.5%, due to of the impact of the increase in sales of M.Kamenstein, Inc., which currently generate lower gross margins than the Company's traditional business and to a lesser extent, product mix and customer mix in the Company's business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2001 were approximately $14.2 million, an increase of $2.3 million or 19.1% from the comparable 2000 quarter. The increase was primarily attributable to the added operating expenses of the M. Kamenstein, Inc. business acquired in September 2000, and relocation charges and excess rent expense associated with the Company's move into its new warehouse.




              Nine Months Ended September 30, 2001
        Compared to Nine Months ended September 30, 2000

Net Sales
For the nine months ended September 30, 2001 net sales were $95.5 million, an increase of $8.8 million or 10.2% compared to the corresponding 2000 period. The sales increase was attributable to the M. Kamenstein, Inc. business, acquired in September 2000, which contributed an additional $13.3 million to net sales. Excluding Kamenstein, sales were 5.3% lower in the 2001 period, due primarily to the effects of an uncertain economic climate and retail environment on the Company's retail customers.

Gross Profit
Gross  profit  for the nine months ended September 30,  2001  was
$42.5  million,  an increase of $1.2 million  or  2.9%  from  the comparable 2000 period. Gross profit as a percentage of net sales was 44.5% for the nine months ended September 30, 2001 as compared to 47.7% in the comparable 2000 period, due primarily to the impact of the added sales of M.Kamenstein, Inc., which
currently   generate  lower  gross  margins  than  the  Company's
traditional business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2001 were $38.6 million, an increase of $5.7 million or 17.3% from the comparable 2000 period. The increase was primarily attributable to the added operating expenses of the
M. Kamenstein, Inc. business acquired in September 2000, and relocation charges and excess rent expense associated with the Company's move into its new warehouse.


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

LIQUIDITY AND CAPITAL RESOURCES

On November 9, 2001, the Company entered into a $45 million three-year secured revolving credit agreement and in conjunction therewith canceled its $40 million short-term lines of credit. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, which, among other things,
include:   a  limitation on indebtedness based  upon  EBITDA,  as
defined;  a  fixed  charge  ratio;  and  a  minimum  net   worth.
Borrowings under the credit facility have different interest rate options that are based on either an alternate base rate, LIBO rate, or lender's cost of funds rate.

At September 30, 2001, the Company had a $30,000,000 unsecured line of credit with one bank, which was used for short-term borrowings or letters of credit and trade acceptances. Borrowings under the line bore interest payable daily at a negotiated short-term borrowing rate. The effective interest rate at September 30, 2001 was 4.50%. As of September 30, 2001, the Company had $6,434,000 of letters of credit and trade acceptances outstanding and $16,300,000 of borrowings and, as a result, the availability under the line was $7,266,000.

In April 2001, the Company obtained an additional $10,000,000 line of credit with a second bank which was used for short-term borrowings. Borrowings under this line bore interest payable monthly at a negotiated short-term borrowing rate. The effective interest rate at September 30, 2001 was 4.75%. As of September 30, 2001, the Company had $10,000,000 of borrowings under this line. Both lines were canceled November 9, 2001 in conjunction with the new three year secured revolving credit agreement.

In addition to the lines above, the Prestige Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for a total available credit facility of approximately $3.6 million. As of September 30, 2001, the Prestige Companies had approximately $3,425,000 of borrowings against these lines. Interest rates on these lines of credit range from 6.125% to 8.9%.

At September 30, 2001, the Company had cash and cash equivalents of $67,000 versus $1.3 million at December 31, 2000. In addition short-term borrowings increased by $19.0 million during the first nine months of 2001. The decrease in cash and increase in short-term borrowings was primarily attributable to capital expenditures made for the Company's new leased warehouse facility and to fund increased inventory levels and accounts receivable.

On October 26, 2001, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record on November 6, 2001, to be paid on November 20, 2001. The dividend to be paid will be approximately $656,000.

The Company believes that all capital expenditures expected to be incurred in 2001 will be financed from current operations, cash and cash equivalents and additional borrowings under its credit agreement.

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


Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's lines of credits bear interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the nine month period ended September 30, 2001.



PART II - OTHER INFORMATION


Item 6. Exhibit(s) and Reports on Form 8-K.

        (a) Exhibit(s) in the third quarter of 2001:         NONE


        (b)  Reports  on Form 8-K in the third quarter  of  2001:
    NONE





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation


                                    November 10, 2001


                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chairman of the Board of Directors
                        (Principal Executive Officer)



                                     November 10, 2001


                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)