Form 10-K
period 2001-12-31
LIFETIME HOAN CORP
filed 2002-03-29
CIK 874396

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [No Fee Required]
       For the fiscal year ended December 31, 2001
                           or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
 [No Fee Required]

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ].

    The aggregate market value of 4,337,000 shares of the
    voting stock held by non-affiliates of the registrant
    as   of   February   28,   2002   was   approximately
    $28,138,000.   Directors,  executive  officers,   and
    trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.

    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 2002 was 10,491,101.

           DOCUMENTS INCORPORATED BY REFERENCE
    See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the
    Exhibit Index hereto.


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

Lifetime   Hoan   Corporation   designs,   markets    and
distributes   a   broad  range  of   household   cutlery,
kitchenware,  cutting  boards,  pantryware  and  bakeware
products.   The  Company has developed a strong  consumer
franchise by promoting and marketing innovative  products
under  both owned and licensed trade names.  Owned  trade
names  include  Hoffritzr, Roshcor,  Baker's  Advantager,
Kamensteinr,   Hoanr,   Prestiger,   Tristarr   and   Old
Homesteadr,.   Licensed trade names include  Farberwarer,
KitchenAidr  and  various names under  license  from  The
Pillsbury  Company.  The Farberwarer trade name  is  used
pursuant  to  a 200 year royalty-free license.   As  used
herein, unless the context requires otherwise, the  terms
"Company" and "Lifetime" mean Lifetime Hoan Corporation and its subsidiaries.

Sales growth is stimulated by expanding product offerings
and  penetrating  various channels of distribution,  both
domestically  and  internationally.   In  addition,   the
following acquisitions and agreements have been made which have had a favorable impact on the Company's business:


Hoffritzr

In  September  1995, the Company acquired  the  Hoffritzr
trademarks and brand name. The Company uses the  name  on
various  products  including cutlery, scissors,  personal
care  implements,  kitchen tools, bakeware,  barware  and
barbecue accessories. The Company believes that Hoffritzr
is  a  well-known,  respected  name  with  a  history  of
quality.  The acquisition of the brand name  has  enabled
the  Company to sell products at higher price points than
the  rest of the Company's products. Since acquiring  the
brand  name,  the Company has continuously  designed  and
developed  new  items  each  year  and  currently   sells
approximately 300 types of items under the Hoffritz brand
name.   The  Company  markets  these  products  primarily
through major department stores and high end specialty stores nationwide.

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

Meyer Agreement

In 1997, the Company entered into an agreement with Meyer
Corporation,  regarding the operation  of  the  Company's
Farberware  retail  outlet  stores.   Pursuant   to   the
agreement,  the Company continues to own and operate  the
Farberware  retail  outlet  stores,  which  the   Company
acquired  in  1996, and Meyer Corporation,  the  licensed
manufacturer  of  Farberware branded  cookware  products,
assumes  responsibility  for merchandising  and  stocking
cookware  products  in  the  stores.   Meyer  Corporation
receives all revenue from sales of Farberware cookware, currently occupies 40% of the space in each store and reimburses the Company for 40% of the operating expenses of the stores. Effective January 1, 2002, in addition to the 40% of the space that Meyer occupies, an additional
20% of the space in each store will be co-managed by the Company and Meyer, with the revenues and expenses from this space to be shared equally by the Company and Meyer.
Salton Agreement

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

In   August  1998,  the  Company  acquired  all  of   the
outstanding  common stock of Roshco, Inc.  ("Roshco"),  a
privately-held   bakeware  and  baking-related   products
distributor,   located  in  Chicago,  Illinois.    Roshco
markets  its  bakeware and baking-related products  under
the  Roshco  and  Baker's  Advantage  trade  names.   The
purchase  price consisted of an initial cash  payment  of
$5.0  million  and  notes payable of  $1.5  million.  The
Company  paid off these notes with $500,000  payments  in
each  of  2001,  2000  and 1999.  The  Company  was  also
obligated to make additional payments based on the annual
sales volume for bakeware and baking-related products for
a period of two years. In 1999 and 2000, the Company paid
approximately  $416,000  and $543,000,  respectively,  to
fulfill  its  obligation  to  make  any  such  additional
payments.   The Company also assumed bank  debt  of  $2.6
million that was paid on the acquisition date.




                            4

Prestige Acquisition

In  September  1999,  the Company  acquired  51%  of  the
capital  stock  of  Prestige  Italiana,  Spa.  ("Prestige
Italy")   and  Prestige  Haushaltswaren  GmbH  ("Prestige
Germany"  and together with Prestige Italy, the "Prestige
Companies") for approximately $1.3 million in cash.
  Meyer Corporation will continue to own 49% of the Prestige Companies.

The Prestige Companies market and distribute kitchen tools, gadgets, cutlery and bakeware under the Prestiger trade name in Italy and Germany.

Salton Agreement

In  January  2000, the Company entered into an  agreement
with Salton Inc. regarding the operation of the Company's
Farberware  retail  outlet  stores.   Pursuant   to   the
agreement,  the Company continued to own and operate  the
Farberware  retail  outlet  stores,  which  the   Company
acquired   in   1996,  and  Salton  Inc.,  the   licensed
manufacturer  of  Farberware branded  electric  products,
assumed  responsibility  for merchandising  and  stocking
electric products in the stores. Salton Inc. received all
revenue  from  sales  of  Farberware  electric  products,
occupied  20%  of the space in each store and  reimbursed
the   Company   for   20%  of  the   operating   expenses
attributable to the stores. Salton, Inc. terminated the agreement effective December 31, 2001. Effective January
1, 2002, a new agreement was entered into in which the additional 20% of space in each store will be co-managed by the Company and Meyer.


Kamenstein Acquisition

Effective  September  1, 2000, the Company  acquired  the
assets  and  certain liabilities of M.  Kamenstein,  Inc.
("Kamenstein"), a privately-held 107-year old  housewares
company,  whose products include pantryware,  teakettles,
and home organization accessories.  Kamenstein's revenues
were  approximately $21.0 million for  the  twelve  month
period  ended August 31, 2000.  In acquiring  Kamenstein,
the  Company assumed bank debt and other indebtedness  of
approximately $10.0 million.  The Company is obligated to
make contingent payments based on the annual gross profit
earned  on  the sales of the business for a period  of  3
years.   Kamenstein contributed $7.6 million in sales  to
the Company's total net sales for the four-month period ended December 31, 2000 and $21.6 million in net sales during 2001.

KitchenAid Agreement

On October 16, 2000, the Company entered into a licensing
agreement  with KitchenAid, a division of  the  Whirlpool
Corporation.   This  agreement  allows  the  Company   to
design,  manufacture  and market an  extensive  range  of
kitchen utensils, barbecue items, and pantryware products
under  the KitchenAidr brand name.  On January  1,  2002,
the   licensing   agreement  between  the   Company   and
KitchenAid,  was amended, expanding the covered  products
to   include   bakeware  and  baking  related   products.
Shipments of products under the KitchenAidr name began in the second quarter of 2001.

                            5
Products

The  Company  designs, markets and  distributes  a  broad
range  of household cutlery, kitchenware, cutting boards,
pantryware  and  bakeware, marketing its  products  under
various  trade names including Farberwarer,  KitchenAidr,
Hoffritzr,  Prestiger,  Kamensteinr,  Hoanr  and   Bakers
Advantager.

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

Kitchenware

The  Company  sells  over 4,000 kitchenware  items  under
various  trade  names  including Farberwarer,  Hoffritzr,
KitchenAidr,  Hoanr,  Prestiger and  Smart  Choice.   The
kitchenware  items  are  manufactured  to  the  Company's
specifications   outside  the  United  States   and   are
generally  shipped  fully  assembled.   These  items  are
typically packaged on a card, which can be mounted for sale on racks at the retailers' premises for maximum display visibility. Products include the following:

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





                            6
Cutting Boards
      The  Company  designs and markets a full  range  of
cutting  boards  made of polyethylene,  wood,  glass  and
acrylic.   These products are distributed  under  several
trade   names  including  Farberwarer,  KitchenAidr   and
Hoffritzr. All cutting boards are imported. Boards are also packaged with cutlery items and kitchen gadgets.

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

Pantryware
       In   September   2000  with  the  acquisition   of
Kamenstein, the Company began to design, market and distribute pantryware, teakettles, spice racks and home organization accessories. Products are distributed under the trade names Kamensteinr, MKIr, Farberwarer, Norman
Rockwellr, Gracie Knightr, Warren Kimbler, Claire Murrayr and Debbie Mummr.

       These  product  lines  include  bread  boxes,  mug
holders,  paper  towel dispensers, spice carousels,  mail
caddy's,  enamel teakettles, stainless steel  teakettles,
storage  and  organization products and hardwood  message
centers.   These items are manufactured to the  Company's
specifications   outside  the  United  States   and   are
generally shipped fully assembled. The spices in the spice carousels are filled domestically in Kamenstein's
Massachusetts warehouse.

New Products

The  Company  has  a  design and  development  department
consisting  of  18  employees who  create  new  products,
packaging  and merchandising concepts. In excess  of  600
items were developed or remodeled in 2001, including the following:

Kitchen  Aid:   Introduction of a new,  premium  line  of
culinary   tools,  gadgets,  and  cutting  boards   using
stainless   steel,  silicone,  Santoprener,   high-impact
plastics,  fiberglass-reinforced DuPontr Nylon  6/6,  and
chromed  zinc  alloy castings, offered in a  range  of  8
colors.in 1999.

Cutlery:   Broad extension of forged cutlery  to  include
Farberwarer  Pro Forged, Farberwarer Pro  Stainless,  and
Farberwarer Millenium Forged, all offered in open stock and block sets. Introduction of polyresin knife blocks and the redesign of cutlery carousels.

Gadgets: Introduction of 25 items to further extend the Farberwarer product lines. The Company began a redesign of all Farberwarer tools and gadgets to be completed and introduced in the Spring of 2002.

Bakeware:   Expansion of the Roshcor roaster program,  as
well as Roshcor, Farberwarer, and Hoffritzr fondues, fondue accessories and fondue books. Addition of Baker's
Delightr and Baker's Advantager bakeware sets.

Kamenstein:      Reintroduced    Farberwarer     hardwood
pantryware.   Expansion of hardwood pantryware  accessory
items  including trivet baskets and hardwood with  marble
items,  enamel-on-steel and Noveltear kettles, and Warren
Kimbler,   Debbie  Mummr  and  Cheri  Blumr  assortments.
Introduction of stainless steel serveware.

Sources of Supply

The  Company  sources its products from approximately  44
manufacturers   located  primarily  in  the   Far   East,
including  the  People's Republic  of  China,  and  to  a
smaller  extent in the United States, Thailand, Malaysia,
Indonesia, Taiwan, and Italy.  A majority of its  cutlery
was  purchased from five suppliers in 2001 who  accounted
for  28%,  21%, 14%, 11% and 10% of the total  purchases,
respectively,  and  from  four  suppliers  in  2000   who
accounted  for  32%,  25%,  22%  and  11%  of  the  total
purchases,  respectively.  A majority of  its  pantryware
was  purchased  from two suppliers in 2001 who  accounted
for  45%  and  32 % of the total purchases, respectively,
and  from two suppliers in 2000 who accounted for 59% and
11%   of   the   total   purchases,   respectively.    An
interruption of supply from any of these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis. However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

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

Marketing

The  Company  markets its product lines directly  through
its  own sales force and through a network of independent
sales  representatives.  The Company's products are  sold
primarily  in  the  United States  to  approximately  900
customers including national retailers, department  store
chains,   mass  merchant  retail  and  discount   stores,
supermarket chains, warehouse clubs, direct marketing companies and specialty chains and through other channels of distribution. During the years ended December 31, 2001, 2000 and 1999, Walmart accounted for approximately
14%, 11% and 14% of net sales, respectively. No other customer accounted for 10% or more of the Company's net sales during 2001, 2000 and 1999.

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

Patents and Trademarks

The  Company uses a number of owned trademarks, primarily
Hoffritzr,   Bakers  Advantager,  Roshcor,   Kamensteinr,
Tristarr  and  Hoanr,  as well as  Farberwarer  which  is
licensed  under a 200 year royalty-free agreement,  which
the  Company  considers significant  to  its  competitive
position. Some of these trademarks are registered in  the
United States and others have become distinctive marks as
to  which the Company has acquired common law rights. The
Company  also has licensed trademarks from The  Pillsbury
Company  and  KitchenAid,  a division  of  the  Whirlpool
Corporation, which the Company uses in its business.  The
Company  also  owns  several design and  utility  patents
expiring from 2002 to 2017 on the overall design of  some
of  its  products.  The  Company also  acquired  patents,
trademarks  and  copyrights as  part  of  the  Hoffritzr,
Roshco and Kamenstein acquisitions that expire from  2002
to 2022. The Company believes that the expiration of any of its patents would not have a material adverse effect on its business.

Seasonality

Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during its third and fourth quarters. During 1999, the Company experienced problems with the installation of a new warehouse management system that negatively impacted its ability to make shipments primarily in the first and third quarters, which impacted the normal seasonality of quarterly shipments. The following table sets forth the quarterly net sales for the years ended December 31, 2001, 2000 and 1999:

             Net Sales (in thousands)

            1st      2nd       3rd       4th
          Quarter  Quarter   Quarter   Quarter
2001      $31,300  $27,600   $36,600   $48,100
2000       27,600   25,500    33,500    42,800
1999       17,800   26,900    23,000    39,100

Backlog

The Company receives projections on a seasonal basis from its principal customers; however, firm purchase orders are most frequently placed on an as needed basis. The
Company's experience has been that while there may be some modifications of customers' projections, the Company is able, with some degree of certainty, to predict its product needs.

The  Company's backlog at December 31, 2001 and 2000  was
$8,368,000  and  $7,341,000, respectively.   The  Company
expects  to  fill  the  2001 backlog  during  2002.   The
Company does not believe that backlog is indicative of its future results of operations or prospects. Although the Company seeks commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

Employees

As of December 31, 2001, Lifetime had 685 675 full-time employees, of whom 4 were employed in an executive capacity, 75 in sales, marketing, design or product development, 66 in financial, administrative or clerical capacities, 242 in warehouse or distribution capacities and 236 were outlet store personnel. Prestige Italy had 17 employees and Prestige Germany had 35 employees. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The following table describes the facilities at which the Company operates its business:


                                 Approximate   Owned     Lease
Description/Use of                  Square       or    Expiration
     Property          Location    Footage     Leased     Date

Corporate
headquarters and       Westbury,     47,000    Owned       N/A
outlet store	     New York

Warehouse and        Robbinsville,
distribution          New Jersey    550,000    Leased     7/9/16
facility

Warehouse and         Dayton,
distribution          New Jersey    305,000    Leased     4/30/02
facility

Warehouse and         Cranberry,
distribution          New Jersey    152,000    Leased     6/30/04
facility

                     Bentonville,
Showroom              Arkansas        1,000    Leased     3/31/04

Sales office           Chicago,       1,000    Leased    12/31/03
                       Illinois

Prestige Italy
office, warehouse
and distribution       Varesino,     27,000    Owned       N/A
facility               Italy

Prestige Germany
office, warehouse      Solingen,
and distribution       Germany       49,500    Leased     6/30/05
facility

                       Tsim Sha
Showroom               Tsui, Hong     1,700    Leased    12/31/03
                       Kong

Kamenstein             Elmsford,
corporate              New York       7,000    Leased     1/31/04
headquarters

Kamenstein            Winchendon,
warehouse and        Massachusetts  169,000    Owned       N/A
distribution
facility

Aside  from  the properties listed above,  the  Company's
Outlet Store subsidiary leases approximately 50 stores in retail outlet centers located in 22 states throughout the United States. The square footage of the stores range from approximately 2,000 square feet to 5,500 square feet. The terms of these leases range from three to five years with expiration dates beginning in January 2002 and extending through July 2004.

Effective March 1, 2002, the Company's approximate square footage in the Dayton, New Jersey warehouse facility decreased from 305,000 square feet to 77,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

The  Company is, from time to time, a party to litigation
arising  in  the  normal course  of  its  business.   The
Company believes that there are currently no material legal proceedings the outcome of which would have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM  4.  SUBMISSION  OF MATTERS TO A  VOTE  OF  SECURITY
HOLDERS

Not applicable.



PART II

ITEM  5.  MARKET  FOR THE REGISTRANT'S COMMON  STOCK  AND
RELATED STOCKHOLDER MATTERS

The  Company's  Common Stock is traded under  the  symbol
"LCUT" on The Nasdaq National Market ("Nasdaq") and has been since its initial public offering in June 1991. The
Board of Directors of the Company has authorized a repurchase of up to 3,000,000 of its outstanding common shares in the open market. Through December 31, 2001, a total of 2,128,000 common shares had been repurchased and retired at a cost of approximately $15,235,000.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by Nasdaq.

                        2001            2000
                    High     Low    High    Low

  First Quarter      $7.50   $4.50  $7.75   $5.31

  Second Quarter     $7.35   $4.03  $8.70   $6.75

  Third Quarter      $7.70   $5.76  $8.13   $6.19

  Fourth Quarter     $6.41   $5.01  $7.94   $6.50


At December 31, 2001, the Company estimates that there were approximately 700 beneficial holders of the Common
Stock of the Company.

The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its Common Stock in each of 2001 and 2000. The
Board of Directors currently intends to continue to pay quarterly cash dividends of $0.0625 per share of Common
Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividends at any time.

ITEM 6. SELECTED FINANCIAL DATA

The  selected consolidated income statement data for  the
years  ended  December 31, 2001, 2000 and 1999,  and  the
consolidated balance sheet data as of December  31,  2001
and  2000,  have been derived from the Company's  audited
consolidated  financial statements included elsewhere  in
this   Annual   Report   on  Form  10-K.   The   selected
consolidated  income statement data for the  years  ended
December 31, 1998 and 1997, and the selected consolidated balance sheet data as of December, 1999, 1998 and 1997, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.
              (in thousands except per share data)

                                        Year Ended December 31,
                               2001      2000      1999      1998      1997
INCOME STATEMENT DATA:
Net sales                   $143,538  $129,375  $106,761  $116,746  $100,021
Cost of sales                 80,783    75,001    57,979    60,507    51,419
Gross profit                  62,755    54,374    48,782    56,239    48,602
Selling, general and
administrative expense        56,895    47,903    42,250    35,306    33,114
Income from operation          5,860     6,471     6,532    20,933    15,488
Interest expense               1,289       913       281       203        76
Other income, net              (824)     (693)     (532)     (200)     (149)
Income before income taxe      5,395     6,251     6,783    20,930    15,561
Income taxes                   2,477     2,817     2,822     8,372     6,000
Net income                    $2,918    $3,434    $3,961   $12,558    $9,561

Basic earnings per common      $0.28     $0.31     $0.32     $1.00     $0.77
share
Weighted average shares       10,492    10,995    12,572    12,570    12,459
basic

Diluted earnings per common    $0.28     $0.31    $0.31      $0.98     $0.75
share
Weighted average shares -     10,537    11,079   12,671     12,843    12,720
diluted

Cash dividends paid per
common share                   $0.25     $0.25    $0.25      $0.25     $0.06


                                               December 31,
                                  2001     2000    1999     1998      1997
BALANCE SHEET DATA:
Current assets                  $74,000  $72,092  $82,304  $72,265  $69,709
Current liabilities              44,925   34,074   27,688   13,925   12,051
Working capital                  29,075   38,018   54,616   58,340   57,658
Total assets                    123,370  112,119  116,384  105,072   92,957
Borrowings                       22,847   10,746    8,073        -        -
Stockholders' equity             78,061   77,517   87,808   91,147   80,906


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION     AND RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS
General
The following discussion should be read in conjunction with the consolidated financial statements for the Company and notes thereto set forth in item 8.

Critical Accounting Policies and Estimates
Management's   Discussion  and  Analysis   of   Financial
Condition   and  Results  of  Operations  discusses   the
Company's  consolidated financial statements, which  have
been  prepared  in accordance with accounting  principles
generally  accepted in the United States. The preparation
of these financial statements requires management to make
estimates  and  assumptions  that  affect  the   reported
amounts  of assets and liabilities and the disclosure  of
contingent  assets and liabilities at  the  date  of  the
financial statements and the reported amounts of revenues
and  expenses during the reporting period. On an on-going
basis, management evaluates its estimates and judgements,
including  those  related to bad debts  and  inventories.
Management   bases  its  estimates  and   judgements   on
historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

 <c>                              <c>Year Ended December 31,
                                 2001       2000        1999

 Net sales                       100.0  %   100.0  %     100.0 %
 Cost of sales                    56.3       58.0         54.3
 Gross profit                     43.7       42.0         45.7
 Selling, general and adm.        39.6       37.0         39.6
 expenses
 Income from operations            4.1        5.0          6.1
 Interest expense                  1.0        0.7          0.3
 Other income, net               (0.6)      (0.5)        (0.5)
 Income before income taxes        3.7        4.8          6.3
 Income taxes                      1.7        2.2          2.6
 Net income                        2.0  %     2.6  %       3.7 %

2001 COMPARED TO 2000

Net Sales

Net sales in 2001 were $143.5 million, an increase of approximately $14.2 million, or 10.9% higher than 2000.
The  sales increase was primarily attributable to the  M.
Kamenstein, Inc. business, acquired in September 2000, which contributed $21.6 million to net sales during the full year in 2001 as compared to $7.6 million for the last four months in 2000.

Gross Profit

Gross  profit for 2001 was $62.8 million, an increase  of
approximately $8.4 million, or 15.4%.  Gross profit as  a
percentage  of net sales increased to 43.7%  from  42.0%.
The increase in gross profit was primarily the result  of
adding  a  full  year  of  sales  in  2001  for  the   M.
Kamenstein, Inc. business acquired in September  2000  as
compared  to  the  last four months of 2000,  and  higher
gross  profit  margins  in its regular  business.   Gross
profit margins in 2000 were also negatively impacted by a $4.0 million charge to cost of goods sold due to an inventory shortfall revealed during the 2000 year-end physical inventory.

Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  for  2001
were $56.9 million, an increase of $9.0 million, or 18.8%, over 2000. The increase in selling, general and administrative expenses was primarily attributable to the added operating expenses of the M. Kamenstein, Inc.
business for an entire year in 2001 as compared to only four months in 2000, relocation charges and duplicate rent and other expenses associated with the Company's move into its new New Jersey warehouse in 2001, and higher fourth quarter warehouse operating expenses.


Interest Expense

Interest expense for 2001 was $1.3 million, an increase of $376,000 from 2000. This increase was due attributable to a higher level of borrowings throughout 2001 under the Company's lines of credit, offset in part by lower rates of interest in 2001.


2000 COMPARED TO 1999

Net Sales

Net sales in 2000 were $129.4 million, an increase of approximately $22.6 million, or 21.2% higher than 1999.
Approximately $13.8 million of the sales increase was attributable to acquisitions; the Prestige Companies acquired in September 1999 and the Kamenstein business acquired in September 2000. The remaining increase in net sales reflects the positive impact of the Company's return to normalized shipping rates and turnaround times for customer orders during 2000. In 1999, net sales were severely impacted as problems arose from the installation of a new warehouse management system, which hampered the Company's ability to ship merchandise to its customers.

Gross Profit

Gross profit for 2000 was $54.4 million, an increase of approximately $5.6 million, or 11.5%. Gross profit as a percentage of net sales decreased to 42.0% from 45.7%.
The decline in gross profit margin was primarily the result of an inventory shortfall revealed during the 2000 year-end physical inventory. Consequently, the Company recorded a charge of approximately $4.0 million (which reduced earnings by $0.23 and $0.22 basic and diluted per common share for the fourth quarter and year ended
December 31, 2000, respectively), which is included in cost of goods sold for 2000. The Company investigated the shortfall; however, the ultimate cause could not be finally determined. Accordingly, the associated charge was reported in the fourth quarter of 2000. The Company reviewed its procedures and operating and financial controls and, based upon such review, where appropriate, implemented enhanced procedures and controls.

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


LIQUIDITY AND CAPITAL RESOURCES

At  December  31,  2001, the Company had  cash  and  cash
equivalents of $5.0 million, an increase of $3.7  million
from the prior year, working capital was $29.1 million, a
decrease  of   $8.9 million from 2000,  and  the  current
ratio was 1.65 to 1. The decrease in working capital resulted from a $12.1 million increase in short term borrowings under the Company's new revolving credit agreement. The increase in borrowing was used to finance the purchase of approximately $13.3 million of equipment and leasehold improvements.

Cash  provided  by operating activities was approximately
$7.8   million,   primarily  the  result   of   decreased
merchandise inventories and net income, partially  offset
by  an  increase in accounts receivable.   Cash  used  in
investing  activities  was approximately  $13.4  million,
which  was primarily the purchase of fixed assets.   Cash
provided  by financing activities was approximately  $9.4
million, primarily the result of an increase in the net proceeds from short term borrowings offset by cash dividends paid.

Capital expenditures were $13.3 million in 2001 and  $2.0
million in 2000. Approximately $11.4 million of the 2001 capital expenditures were for equipment and leasehold improvements in the Company's new warehouse facility in New Jersey. Total planned capital expenditures for 2002 are estimated at $2.5 million. These expenditures are expected to be funded from current operations, cash and cash equivalents and, if necessary, borrowings under the revolving credit agreement.

On  November  9,  2001, the Company entered  into  a  $45
million  three-year, secured, reducing  revolving  credit
agreement (the "Agreement") with a group of banks and, in
conjunction  therewith, canceled its $40  million  short-
term lines of credit.  The Agreement is secured by all of
the  assets of the Company and reduces to $40 million  at
December  31, 2002 and further to $35 million at December
31,  2003 and through the maturity date.  Under the terms
of  the  Agreement,  the Company is required  to  satisfy
certain  financial  covenants, including  limitations  on
indebtedness  and sale of assets; a minimum fixed  charge
ratio;  and net worth maintenance.  Borrowings under  the
Agreement have different interest rate options  that  are
based on either an alternate base rate, LIBO rate, or the
lender's cost of funds rate. As of December 31, 2001, the
Company  had  $2,502,000 of letters of credit  and  trade
acceptances    outstanding   and   $6,70020,000,000    of
borrowings  under  the Agreement and, as  a  result,  the
availability   under  the  Agreement   was   $22,498,000.
Interest rates on borrowings at December 31, 2001 ranged from 3.875% to 3.9375%.

In addition to the Agreement, the Prestige Companies have
three lines of credit with three separate banks providing
a  total available credit facility of approximately  $3.4
million.  As of December 31, 2001, the Prestige Companies
had  borrowings  of  approximately $2.8  million  against
these  lines.   Interest rates on these lines  of  credit
ranged from 5.85% to 8.25%.

                           15
Products are sold to retailers primarily on 30-day credit
terms,  and  to  distributors primarily on 60-day  credit
terms.  As  of  December 31, 2001,  the  Company  had  an
aggregate   of   $1.8  million  of  accounts   receivable
outstanding in excess of 60 days or approximately 6.2% of gross receivables, and had inventory of $42.3 million.

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

Item  7A. Quantitative and Qualitative Disclosures  About
Market Risk

Market  risk represents the risk of loss that may  impact
the   consolidated   financial   position,   results   of
operations or cash flows of the Company.  The Company  is
exposed  to  market  risk  associated  with  changes   in
interest  rates.   The Company's lines  of  credits  bear
interest  at variable rates.  The Company is  subject  to
increases  and  decreases  in  interest  expense  on  its
variable  rate  debt resulting from fluctuations  in  the
interest rates of such debt.  There have been no  changes
in  interest rates that would have a material  impact  on
the   consolidated   financial   position,   results   of
operations or cash flows of the Company for the year ended December 31, 2001.

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

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

                     Three Months Ended

                           3/31    6/30     9/30    12/31
                   (in thousands, except per share data)

2001

Net sales                 $31,307 $27,571  $36,600 $48,060
Cost of sales              17,367  15,213   20,407  27,796
Net income                    639     204    1,026   1,049
Basic earnings per common   $0.06   $0.02    $0.10   $0.10
share
Diluted earnings per
common share                $0.06   $0.02    $0.10   $0.10

2000

Net sales                 $27,609 $25,547  $33,505 $42,714
Cost of sales              14,517  13,252   17,585  29,647
Net income (loss)           1,373   1,163    2,279 (1,381)
Basic earnings (loss) per
common share                $0.12   $0.10    $0.22 ($0.13)

Diluted earnings (loss)
per common share            $0.12   $0.10    $0.21 ($0.13)

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

                           17
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the
Company:

                                                 Director or
                                                  Executive
                                                  Officer of
                                                  Company or
   Name         Age         Position                 Its
                                                 Predecessor
                                                    Since

Jeffrey         59       Chairman of the             1967
Siegel                   Board of
                         Directors, Chief
                         Executive Officer
                         and President

Bruce Cohen     43       Executive Vice              1998
                         President
                         and a Director

Craig           52       Vice-President -            1973
Phillips                 Distribution,
                         Secretary and a
                         Director

Robert          55       Vice-President -            1997
McNally                  Finance,
                         and Treasurer

Milton L.       73       Director                    1958
Cohen

Ronald          57       Director                    1991
Shiftan

Howard          81       Director                    1992
Bernstein

Leonard         70       Director                    2000
Florence


  Mr.  Siegel  has  been  continuously  employed  by  the
Company as its President since 1999.  In 2000, Mr. Siegel
became  the  Chief Executive Officer of the Company.   In
2001,  Mr.  Siegel became the Chairman of  the  Board  of
Directors.   Prior thereto Mr. Siegel was Executive  Vice
President of the Company since 1967.

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

  Mr. Milton L. Cohen has served continuously on the Board of Directors since 1958. Mr. Milton L. Cohen was the Chairman of the Board of Directors from 1958 to 2000.
Prior  to  2000,  Mr.  Milton L.  Cohen  was  also  Chief
Executive Officer of the Company since 1958.

  Mr. Shiftan had served as Deputy Executive Director  of
The Port Authority of New York & New Jersey from 1998  to
2001.  Prior to becoming Deputy Executive Director of the
Port  Authority of New York & New Jersey, he  had,  since
1996,  been  Chairman of Patriot Group, LLC, a  financial
advisory firm.  Prior thereto, Mr. Shiftan held executive
management   positions  in  venture  capital,  investment
banking and financial advisory firms.

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

  Milton L. Cohen is the father of Bruce Cohen.

  Jeffrey Siegel and Craig Phillips are cousins.

  The Board of Directors has an audit committee, whose three members (Messrs. Shiftan, Bernstein and Florence) are independent directors.

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

  Directors who are not employees of the Company  receive
a  retainer of $5,000 per year, and an additional fee  of
$1,000   for   each   Board   meeting   attended,    plus
reimbursement   of  reasonable  out-of-pocket   expenses.
Directors who are employees of the Company do not receive
compensation  for  serving  as  directors  or   attending
meetings.  The  Company has entered into  indemnification
agreements  with  the  directors  and  officers  of   the
Company.

ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information
to  appear under the caption "Executive Compensation"  in
the  Company's definitive Proxy Statement  for  its  2002
Annual Meeting of Stockholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information
to  appear under the caption "Principal Stockholders"  in
the  Company's definitive Proxy Statement  for  its  2002
Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information to appear under the caption "Certain Transactions" in the Company's definitive Proxy Statement for its 2002 Annual
Meeting of Stockholders.


                           19

PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
REPORTS ON FORM 8-K

(a)(1) and (2) - see list of Financial Statements and Financial Statement Schedule on F-1.

(b)  Reports on Form 8-K in the fourth quarter of 2001.

     None.

(c)  Exhibits*:
  10.32  Credit  Facility Agreement between  Lifetime
  Hoan  Corporation and The Bank of New York,  HSBC  Bank
  USA,  Citibank, N.A., Wells Fargo Bank, N.A., and  Bank
  Leumi USA, dated November 9, 2001.


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

10.32 Employment Agreement dated April 6, 2001 between Jeffrey Siegel and Lifetime Hoan Corporation.

10.33 Consulting Agreement dated April 7, 2001 between Milton L. Cohen and Lifetime Hoan Corporation.

10.34 Credit Facility Agreement between Lifetime Hoan
     Corporation and The Bank of New York, HSBC Bank USA,
     Citibank,  N.A., Wells Fargo Bank,  N.A.,  and  Bank
     Leumi USA, dated November 9, 2001.

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

                           22


           FORM 10-K -- ITEM 14(a)(1) and (2)
                LIFETIME HOAN CORPORATION

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULE


The following Financial Statements and Schedule of
Lifetime Hoan Corporation are included in Item 8.

Report of Independent Auditors                               F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000 F-3 Consolidated Statements of Income for the
     Years ended December 31, 2001, 2000 and 1999            F-4
Consolidated Statements of Stockholders' Equity for the
     Years ended December 31, 2001, 2000 and 1999            F-5
Consolidated Statements of Cash Flows for the
     Years ended December 31, 2001, 2000 and 1999            F-6
Notes to Consolidated Financial Statements                   F-7


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






                           F-1
             REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Lifetime Hoan Corporation

We  have  audited  the accompanying consolidated  balance
sheets  of  Lifetime Hoan Corporation as of December  31,
2001 and 2000 and the related consolidated statements  of
income, stockholders' equity, and cash flows for each  of
the  three  years in the period ended December 31,  2001.
Our audits also included the financial statement schedule
listed  in  the Index at Item 14(a).  These  consolidated
financial  statements and schedule are the responsibility
of  the Company's management.  Our responsibility  is  to
express   an  opinion  on  these  consolidated  financial
statements and schedule based on our audits.

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

In  our  opinion,  the financial statements  referred  to
above  present  fairly,  in all  material  respects,  the
consolidated   financial  position   of   Lifetime   Hoan
Corporation  at  December 31,  2001  and  2000,  and  the
consolidated results of its operations and its cash flows
for  each of the three years in the period ended December
31,   2001,  in  conformity  with  accounting  principles
generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP

Melville, New York
February 14, 2002 18


                           F-2





                LIFETIME HOAN CORPORATION

               CONSOLIDATED BALANCE SHEETS

            (in thousands, except share data)

                                                       December 31,
ASSETS                                               <c>    <c>    <c>
                                                     2001          2000
CURRENT ASSETS
   Cash and cash equivalents                         $5,021       $1,325
   Accounts receivable, less allowances of $3,649
     in 2001 and $3,582 in 2000                      20,742       18,158

   Merchandise inventories                           42,303       45,595
   Prepaid expenses                                   2,084        3,477
   Deferred income taxes                                148          870
   Other current assets                               3,702        2,667
      TOTAL CURRENT ASSETS                           74,000       72,092

PROPERTY AND EQUIPMENT, net                          22,376       13,085
EXCESS OF COST OVER NET ASSETS ACQUIRED, net         15,498       15,906
OTHER INTANGIBLES, net                                9,390        9,780
OTHER ASSETS                                          2,106        1,256
                      TOTAL ASSETS                 $123,370     $112,119


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings                            $22,847      $10,746
   Accounts payable and trade acceptances             4,955        6,709
   Accrued expenses                                  17,123       16,619
      TOTAL CURRENT LIABILITIES                      44,925       34,074

MINORITY INTEREST                                       384          528

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, shares
   authorized: 25,000,000; shares issued                105          105
   and outstanding: 10,491,101 in 2001
   and 10,501,630 in 2000
Paid-in capital                                      61,087       61,155
Retained earnings                                    17,660       17,359
Notes receivable for shares issued to                 (486)        (908)
stockholders
Deferred compensation                                     -         (14)
Accumulated other comprehensive loss                  (305)        (180)
              TOTAL STOCKHOLDERS' EQUITY             78,061       77,517

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $123,370     $112,119


     See notes to consolidated financial statements.



                           F-3







                LIFETIME HOAN CORPORATION

            CONSOLIDATED STATEMENTS OF INCOME
         (in thousands - except per share data)

                                        Year Ended December 31,

                                     2001        2000        1999

Net Sales                          $143,538    $129,375    $106,761
Cost of Sales                        80,783      75,001      57,979
Gross Profit                         62,755      54,374      48,782

Selling, General and
Administrative Expenses              56,895      47,903      42,250

Income from Operations                5,860       6,471       6,532


Interest Expense.................     1,289         913         281
Other Income, net.................    (824)       (693)       (532)

Income Before Income Taxes            5,395       6,251       6,783

Income Taxes................          2,477       2,817       2,822

NET INCOME                           $2,918      $3,434      $3,961

BASIC EARNINGS PER COMMON SHARE       $0.28       $0.31       $0.32

DILUTED EARNINGS PER COMMON SHARE     $0.28       $0.31       $0.31





     See notes to consolidated financial statements.









                           F-4


                            LIFETIME HOAN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                       Notes
                                                     Receivable            Accumulated
                    Common Stock                       from                   other
                   <c>     <c>    Paid-in   Retained   Stock-    Deferred  Comprehensive        Comprehensive
                  Shares  Amount  Capital   Earnings  holders  Compensation    Loss       Total     Income


Balance at
December 31, 1998  12,588   $126   $76,115   $15,859   ($908)     ($45)                 $91,147

Net income for
1999                                           3,961                                      3,961     $3,961
Exercise of stock
options                12               92                                                   92
Repurchase and
retirement of
common stock        (782)    (8)   (4,250)                                              (4,258)

Amortization of
deferred compensation                                                15                      15
Comprehensive                                                                                       $3,961
income
Cash dividends                               (3,149)                                    (3,149)
Balance at
December 31, 1999  11,818    118    71,957    16,671    (908)      (30)                  87,808

Net income for
2000                                           3,434                                      3,434     $3,434
Exercise of stock
options                15               74                                                   74
Repurchase and
retirement of
common stock      (1,331)   (13)  (10,876)                                             (10,889)
Amortization of
deferred compensation                                                16                      16
Foreign currency
translation
adjustment                                                                   ($180)       (180)      (180)
Comprehensive
income                                                                                              $3,254
Cash dividends                               (2,746)                                    (2,746)
Balance at
December 31, 2000  10,502    105    61,155    17,359    (908)      (14)       (180)      77,517

Net income for
2001                                           2,918                                      2,918     $2,918
Exercise of stock
options                 4               20                                                   20
Repurchase and
retirement of
common stock         (15)             (88)                                                 (88)
Amortization of
deferred compensation                                                14                      14
Reclass  of notes
receivable                                                422                               422
Foreign currency
translation
adjustment                                                                    (125)       (125)      (125)
Comprehensive
income                                                                                              $2,793
Cash dividends                               (2,617)                                    (2,617)
Balance at
December 31, 2001  10,491   $105   $61,087   $17,660   ($486)         -      ($305)     $78,061

                 See notes to consolidated financial statements.

                  F-5LIFETIME HOAN CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (in thousands)

                                              Year Ended December 31,
                                            2001        2000          1999
OPERATING ACTIVITIES
Net income                                  $2,918      $3,434        $3,961
Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
   Depreciation and amortization             3,709       3,461         2,815
   Deferred income taxes                       722         387         (860)
   Provision for losses on accounts          1,396       1,077           640
receivable
   Reserve for sales returns and             6,513       5,859         5,838
allowances
   Minority interest                         (144)       (360)           162
   Loss on sale of property and equipment    1,243           -             -
Changes in operating assets and
liabilities, excluding the effects
of the Kamenstein and Prestige
acquisitions:
Accounts receivable                       (10,493)         500       (11,742)
Merchandise inventories                      3,292      11,753        (7,203)
Prepaid expenses, other current assets
 and other assets                             (70)     (2,797)          1,142
Accounts payable, trade acceptances
   and accrued expenses                    (1,250)       (483)          3,633
Income taxes                                     -       (392)          (518)

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                     7,836      22,439        (2,132)

INVESTING ACTIVITIES
Purchases of property and equipment, net  (13,267)     (2,025)        (2,552)
Proceeds (purchases) of marketable               -          15           (25)
securities
Acquisition of Roshco, Inc.                      -     (1,043)          (916)
Acquisition of Prestige Companies                -           -        (1,338)
Acquisition of M. Kamenstein, Inc.           (164)       (125)              -

NET CASH USED IN INVESTING ACTIVITIES     (13,431)     (3,178)        (4,831)

FINANCING ACTIVITIES
Repurchase of common stock                    (88)    (10,889)        (4,258)
Proceeds (payments) of short term           12,101     (5,758)          6,403
borrowings, net
Proceeds from the exercise of stock             20          74             92
options
Cash dividends paid                        (2,617)     (2,746)        (3,149)

NET CASH PROVIDED BY(USED IN) FINANCING
ACTIVITIES                                   9,416    (19,319)          (912)

EFFECT OF EXCHANGE RATE ON CASH AND CASH
EQUIVALENTS                                  (125)       (180)              -

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                  3,696       (238)         (7,875)
Cash and cash equivalents at beginning of
year                                         1,325       1,563           9,438

CASH AND CASH EQUIVALENTS AT END OF YEAR    $5,021      $1,325          $1,563

         See notes to consolidated financial statements.
                               F-6

                    LIFETIME HOAN CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business: The accompanying consolidated financial statements include the accounts of Lifetime Hoan Corporation ("Lifetime"), its wholly-owned subsidiaries, Outlet Retail Stores, Inc. ("Outlets"), Roshco, Inc. ("Roshco") and M. Kamenstein Corp. ("Kamenstein") and its 51% owned and controlled subsidiaries, Prestige Italiana, Spa. ("Prestige Italy") and Prestige Haushaltswaren GmbH ("Prestige Germany" and together with Prestige Italy, the "Prestige Companies"), collectively, the "Company". Significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company is engaged in the design, marketing and distribution of household cutlery, kitchenware, cutting boards, pantryware and bakeware, marketing its products under a number of trade names, some of which are licensed. The Company sells its products primarily to retailers throughout the United States.

  The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

  Revenue Recognition: Revenue is recognized upon the shipment of merchandise.


        Inventories: Merchandise inventories, principally finished goods, are priced by the lower of cost (first-in, first-out basis) or market method. Reserves for excess or obsolete inventory reflected in the Company's consolidated balance sheet at December 31, 2001 and 2000 are considered adequate by the Company's management, however, there can be no assurance that these reserves will prove to be adequate over time to provide for ultimate losses in connection with the Company's inventory.

       Accounts Receivable: The Company is required to estimate the collectibility of its accounts receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Excess  of  Cost  Over  Net Assets Acquired and  Other  Intangibles:
Excess of cost over net assets acquired pursuant to acquisitions is being amortized by the straight-line method over periods ranging from 30 to 40 years. Accumulated amortization at December 31, 2001 and 2000 was $2,366,000 and $1,795,000, respectively.

  Other intangibles consist of a royalty-free license, trademarks and brand names acquired pursuant to two acquisitions and are being amortized by the straight-line method over 30 years. Accumulated amortization at December 31, 2001 and 2000 was $2,286,000 and $1,896,000, respectively.

  Amortization  expense  for  the  years  ended  December  31,   2001,
December  31,  2000 and December 31, 1999 was $961,000,  $868,000  and
$735,000, respectively.

                               F-7
                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

         Long-Lived Assets: The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

    Income Taxes: Income taxes have been provided using the liability method.

  Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,492,000 in 2001, 10,995,000 in 2000, and 12,572,000
in 1999. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 10,537,000 in 2001, 11,079,000 in 2000, and 12,671,000 in 1999.

       Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002.
Application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in income from operations of approximately $570,000 in 2002. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on net income in 2002. At December 31, 2001, the Company had goodwill of approximately $15.5 million. Pursuant to SFAS 142, the Company will test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operations and financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-
Lived  Assets  and  for  Long-Lived Assets to be  disposed  of."   The
primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The provisions of this statement are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is evaluating the impact of SFAS No. 144 on its financial position and results of operations.

NOTE B - ACQUISITIONS AND LICENSES

       Kamenstein Acquisition: In September 2000, the Company acquired the assets and certain liabilities of M. Kamenstein, Inc. ("Kamenstein"), a privately-held 107-year old housewares company whose products include pantryware, teakettles, and home organization accessories. Kamenstein's revenues were approximately $21.0 million for the twelve month period ended August 31, 2000. In acquiring Kamenstein, the Company assumed bank debt and other indebtedness of approximately $10.0 million. The Company is obligated to make contingent payments in the future based on the annual gross profit achieved by the Kamenstein business for a 3 -year period. Kamenstein contributed $7.6 million in sales to the Company's total net sales for the four-month period ended December 31, 2000 and $21.6 million for 2001. This acquisition was accounted for using the purchase method and the Company recorded excess of the cost over the net assets acquired of $6,063,000.

  The table below reflects unaudited pro forma combined results of the Company as if the acquisition had taken place at the beginning of fiscal 2000 and 1999. The pro forma financial information is not necessarily indicative of the operating results that may occur in the future or that would have occurred had the acquisition of Kamenstein been affected on the dates indicated.

                                         2000        1999
     Net sales (in thousands)          $142,296   $126,232
     Net earnings (in thousands)          1,130      1,687
     Basic earnings per common share      $0.10      $0.13
     Diluted earnings per common share    $0.10      $0.13

                               F-8
                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE B - ACQUISITIONS AND LICENSES (continued)

  Prestige Acquisition: In September 1999, the Company acquired 51% of the capital stock and controlling interest in each of Prestige Italy and Prestige Germany. The Company paid approximately $1.3 million for its majority interests in the Prestige Companies. This acquisition was accounted for using the purchase method and the Company recorded the excess of the cost over the net assets acquired of $586,000.

          Pro forma results are not presented for the Prestige acquisition due to immateriality.

        Operations of the acquired entities have been included since their respective dates of acquisition.

         KitchenAid License Agreement: In October 2000, the Company entered into a licensing agreement with KitchenAid, a division of the Whirlpool Corporation. This agreement allows the Company to design, manufacture and market an extensive range of kitchen utensils, barbecue items and pantryware products under the KitchenAidr brand name. On January 1, 2002, the licensing agreement between the Company and KitchenAid, was amended, expanding the covered products to include bakeware and baking related products. Shipments of products under the agreement began in the second quarter of 2001.

NOTE C -CREDIT FACILITIES

    On November 9, 2001, the Company entered into a $45 million three-year, secured, reducing revolving credit agreement (the "Agreement") with a group of banks and, in conjunction therewith, canceled its $40 million short-term lines of credit. The Credit Facility is secured by all of the assets of the Company and reduces to $40 million at December 31, 2002 and further to $35 million at December 31, 2003, and through the maturity date. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on either an alternate base rate, LIBOR, or the lender's cost of funds rate. As of December 31, 2001, the Company had $2,502,000 of letters of credit and trade acceptances outstanding and $6,70020,000,000 of borrowings under the Agreement and, as a result, the availability under the Agreement was $22,498,000. Interest rates on borrowings at December 31, 2001 ranged from 3.875% to 3.9375%.

  In addition to the Agreement, the Prestige Companies have three lines of credit with three separate banks for a total available credit facility of approximately $3.4 million. As of December 31, 2001, the Prestige Companies had borrowings of approximately $2.8 million against these lines. Interest rates on these lines of credits range from 5.85% to 8.25%.

  The Company paid interest of approximately $1,289,000, $913,000 and $281,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

 NOTE D - CAPITAL STOCK

           Cash Dividends: The Company paid regular quarterly cash dividends of $0.0625 per share on its Common Stock, or a total annual cash dividend of $0.25, in 2001, 2000 and 1999. The Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of Common Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividend at any time.

          Common Stock Repurchase and Retirement: In December 1999, the Board of Directors of the Company authorized a repurchase of up to 1,000,000 of its outstanding shares of Common Stock in the open market. In 2000, the Board of Directors increased the authorized amount of Common Stock that could be bought back from 1,000,000 shares to 3,000,000 shares. Through December 31, 2001, 2,128,000 shares were repurchased for approximately $15,235,000.

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

     As of December 31, 2001, approximately 707,000 shares were available for grant under the Company's stock option plans.

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

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company has accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.55%, 6.01% and 5.88% for 2001, 2000 and 1999, respectively; 4.25% dividend yield in 2001, 3.67% dividend yield in 2000 and 4.68% dividend yield in 1999; volatility factor of the expected market price of the Company's common stock of 0.07 in 2001,
0.45 in 2000 and 0.07 in 1999; and a weighted-average expected life of the options of 4.7, 5.0 and 5.1 years in 2001, 2000 and 1999, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

             For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows:





                                Year  Ended  December 31,
                                     2001     2000     1999
     Pro forma net income (in
     thousands)                      $2,730  $3,224   $3,720
     Pro forma basic earnings per
     common share                     $0.26   $0.29    $0.30
     Pro forma diluted earnings
     per common share                 $0.26   $0.29    $0.29


                              F-10

                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - CAPITAL STOCK (continued)

               A summary of the Company's stock option activity and related information for the years ended December 31 follows:





                    2001                2000                1999


             Options    Weighted-   Options  Weighted-   Options  Weighted-
                         Average              Average              Average
                        Exercise             Exercise             Exercise
                         Price                 Price                Price

Balance -
Jan 1,       1,245,335    $7.39    1,209,165    $7.49   1,041,545    $7.81

Grants         140,000    $5.68      109,500    $7.17     188,500    $5.71

Exercised      (3,971)    $5.00     (14,984)    $4.91    (11,882)    $6.70

Canceled     (349,534)    $8.16     (58,346)    $9.16     (8,998)    $8.07

Balance -
Dec 31,      1,031,830    $6.94    1,245,335    $7.39   1,209,165    $7.49

               The weighted average fair values of options granted during the years ended December 31, 2001, 2000 and 1999 were $0.27, $0.64 and $0.44, respectively.

                The   following  table  summarizes  information  about
employees' stock options outstanding at December 31, 2001:

                                                      Weighted-    Weighted-
                                          Weighted-    Average      Average
                                           Average    Exercise     Exercise
                                          Remaining     Price-       Price-
  Exercise       Options       Options   Contractual   Options      Options
   Price       Outstanding   Exercisable    Life     Outstanding  Exercisable
 $4.14 - $5.51    379,252      196,502    6.2 years      $5.35       $5.18
 $6.00 - $8.41    466,362      329,390    4.1 years      $6.82       $6.85
$8.64 - $10.87    186,216      154,966    2.9 years     $10.47      $10.52
                1,031,830      680,858    4.7 years      $6.94       $7.20

               In connection with the grant of certain options, the Company recorded, and is amortizing, deferred compensation.

              In connection with the exercise of options under a stock option plan which has since expired, the Company received cash of $255,968 and notes in the amount of $908,000. The notes bear interest at 9% and are due no later than December 31, 2005. During 2001, a note from Milton L. Cohen, a director of the Company in the amount of $422,000 was canceled. During 2001, a new note was issued to Milton
L. Cohen in the amount of $855,000 which consolidated all amounts due to the Company.

                              F-11
                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - INCOME TAXES

  Pre-tax income for the years ended December 31, 2001, 2000 and 1999 were comprised of domestic income of $6,060,000, $6,850,000 and $6,794,000, respectively, and foreign losses of $665,000, $599,000 and $11,000, respectively.

  The provision for income taxes consists of (in thousands):



                              Year Ended December 31,
                                2001     2000    1999
        Current:
        Federal                $1,431  $1,918   $2,941
        State and local           295     481      662
        Foreign - Prestige
        Companies                  29      31       79
        Deferred                  722     387    (860)
        Income tax provision   $2,477  $2,817  $2,822


  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):



                                  December 31,
                                  2001     2000
        Merchandise
        inventories             $1,138    $1,257
        Accounts receivable
        allowances                 496       801
        Depreciation and
        amortization           (1,486)   (1,188)
        Foreign affiliates
        net operating losses       226       204
        Total deferred tax
        assets                     374     1,074
        Valuation allowance      (226)     (204)
        Net deferred tax assets   $148      $870



  While management believes that the Company's deferred tax asset will be realized based on its generation of taxable income in recent years and its future projected taxable income, the substantial restrictions on and time periods required to realize certain of the Company's NOL's make it appropriate to record a valuation allowance against a portion of those NOL's. A valuation allowance has been provided against all of the Company's foreign net operating loss carryforwards. Accordingly, the Company has provided a total valuation allowance of $226,000 and $204,000 as of December 31, 2001 and 2000, respectively. There can be no assurance that the Company will generate sufficient taxable earnings in future years to fully realize recorded tax benefits.

  The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):



                                      Year Ended December
                                              31,
                                     2001     2000     1999
  Provision for Federal income
  taxes at the statutory rate       $1,834   $2,125  $2,306
  Increases (decreases):
     State and local income taxes,
     net of Federal income tax
     benefit                           459      318     437
     Change in valuation allowance      22      204       -
     Other                             133      139       -
  Foreign taxes - Prestige Companies    29       31      79
  Provision for income taxes        $2,477   $2,817  $2,822

           In 2001 the Company received income tax refunds (net of payments) of approximately $218,000. The Company paid income taxes (net of refunds) of approximately $4,970,000 and $4,178,000 during the years ended December 2000 and 1999, respectively.
                              F-12
                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS

  Operating Leases: The Company has lease agreements for its warehouses, showroom facilities, sales offices and outlet stores which expire through 2016. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs.

  Future minimum payments under non cancelable operating leases are as follows (in thousands):




           Year ended December 31:

           2002                       $6,447
           2003                        4,336
           2004                        3,035
           2005                        2,456
           2006                        2,282
           Thereafter                 28,809
                                     $47,365


  Under agreements with Meyer Corporation and Salton, Inc., the Company is reimbursed for use of floor space in its outlet stores. Meyer Corporation reimbursed the Company 40.0% (as amended from 52.0% in January 2000) of the operating lease expenses of the outlet stores in 2000, which is not a sublease commitment. In 2001, 2000 and 1999, Meyer Corporation reimbursed approximately $1,337,000, $1,463,000 and $1,856,000, respectively, for operating lease expense to the Company. Salton Inc. reimbursed the Company 20.0% of the operating lease expense of the outlet stores in 2000, which is also not a sublease commitment. In 2001 and 2000, Salton Inc. reimbursed approximately $668,000 and $731,000, respectively, for operating lease expense to the Company.

  Rental and related expenses under the operating leases were approximately $7,567,000, $5,916,000 and $5,554,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Amounts for 2001, 2000 and 1999 are prior to the Meyer Corporation and Salton Inc. reimbursements described above.

  Royalties: The Company has royalty licensing agreements which expire through December 31, 2007. Future minimum royalties payable are as follows (in thousands):





            Year ended December 31:

            2002                     $1,578
            2003                        927
            2004                      1,125
            2005                      1,333
            2006                        336
            Thereafter                  339
                                     $5,638


                              F-13
                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS (continued)

  Legal Proceedings: The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that there are currently no material legal proceedings the outcome of which would have a material adverse effect on the Company's consolidated financial position or results of operations.

  Employment Agreements: Effective as of April 6, 2001, Mr. Jeffrey Siegel entered into a new employment agreement with the Company that provides that the Company will employ him as its President and Chief Executive Officer for a term commencing on April 6, 2001, and as its Chairman of the Board commencing immediately following the 2001 Annual Meeting of stockholders, and continuing until April 6, 2006 and thereafter for additional consecutive one year periods unless terminated by either the Company or Mr. Siegel as provided in the agreement. The agreement provides for an annual salary of $700,000 and for the payment to him of bonuses pursuant to the Company's Incentive Bonus Compensation Plan. The agreement also provides for, among other things, certain standard fringe benefit arrangements, such as disability benefits, insurance and an accountable expense allowance. The agreement further provides that if the Company is merged or otherwise consolidated with any other organization or substantially all of the assets of the Company are sold or control of the Company has changed (the transfer of 50% or more of the outstanding stock of the Company) which is followed by: (i) the termination of his employment agreement, other than for cause; (ii) the diminution of his duties or change in executive position; (iii) the diminution of his compensation (other than a general reduction to all employees); or (iv) the relocation of his principal place of employment to other than the New York Metropolitan Area, the Company would be obligated to pay to Mr. Siegel or his estate the base salary required pursuant to the employment agreement for the balance of the term. The employment agreement also contains restrictive covenants preventing Mr. Siegel from competing with the Company for a period of five years from the earlier of the termination of Mr. Siegel's employment (other than a termination by the Company without cause) or the expiration of his employment agreement.

   Incentive Bonus Compensation Plan: In April 1996, the Board of Directors adopted and in June 1996, the stockholders approved an incentive bonus compensation plan ("1996 Bonus Plan"). The 1996 Bonus Plan provided for the award of a bonus, with respect to each of the ten fiscal years of the Company beginning with the 1996 fiscal year, to each of the then President and the Executive Vice President of the Company. The bonus payable to each executive was an amount equal to 3.5% of pretax income, before any provision for executive compensation, stock options exercised during the year under the Company's stock option plans and extraordinary items. In June 2000, the stockholders of the Company approved the adoption of an incentive bonus compensation plan ("2000 Bonus Plan"), which replaced the 1996 Bonus Plan. The 2000 Bonus Plan provides for the award of a bonus, to designated Senior Executive Officers based on a predetermined financial performance measurement. For 2001, the Chief Executive Officer was the only designated officer and for 2000, the then Chief Executive Officer and then President were both designated officers. In each year the amount of the bonus payment was equal to 3.5% of pretax income, before any provision for executive compensation, stock options exercised during the year under the Company's stock option plans, extraordinary items and non recurring charges. During the years ended December 31, 2001, 2000 and 1999, the Company recorded annual compensation expense of approximately $346,000, $600,000, and $600,000, respectively, pursuant to the bonus plans.

   In February 2001, the Board of Directors declared special bonuses for the then Chief Executive Officer and the President aggregating approximately $850,000 charged to operations for the year ended December 31, 2000.

   In April 2001, the Company paid Mr. Milton L. Cohen a bonus of $178,500 for the period January 1, 2001 through April 6, 2001.

                              F-14

                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE G - RELATED PARTY TRANSACTIONS

       Effective April 6, 2001, Milton L. Cohen, a director of the Company, and the Company entered into a 5-year consulting agreement with an annual fee of $440,800.

       As of December 31, 2001 and December 31, 2000, Milton L. Cohen owed the Company approximately $739,000 and $855,000, respectively.

       As of December 31, 2001 and December 31, 2000, Jeffrey Siegel owed the Company approximately $659,000 and $474,000, respectively, which, for each year, included $344,000 of an outstanding loan related to the exercise of stock options under a stock option plan which has since expired.

NOTE H - RETIREMENT PLAN

  The Company maintains a defined contribution retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their respective salaries. The Company made matching contributions to the Plan of approximately $178,000 and $50,000 in 2001 and 2000, respectively, and made no contributions to the Plan in 1999.

NOTE I - CONCENTRATION OF CREDIT RISK

  The Company maintains cash and cash equivalents with various financial institutions.

  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across the United States. The Company's accounts receivable are not collateralized. The Company periodically reviews the status of its accounts receivable and, where considered necessary, establishes an allowance for doubtful accounts.

  During the years ended December 31, 2001, 2000 and 1999, Walmart accounted for approximately 14%, 11% and 14% of net sales, respectively. No other customer accounted for 10% or more of the Company's net sales during 2001, 2000 and 1999.


NOTE J - OTHER

     Property and Equipment:

Property and equipment consist of (in thousands):

                                           December 31,
                                          2001       2000

Land                    ........             $942      $942
Building and improvements                   7,377     7,119
Machinery, furniture and equipment         23,064    14,123
Leasehold improvements                      1,687        71
                                           33,070    22,255
Less:  accumulated depreciation and
amortization                               10,694     9,170
                                          $22,376   $13,085


  Depreciation  expense  for  the  years  ended  December  31,   2001,
December 31, 2000 and December 31, 1999 was $2,733,000, $2,593,000 and
$2,080,000 respectively.

                              F-15


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                    LIFETIME HOAN CORPORATION



NOTE J - OTHER  (Continued)

Accrued Expenses:

Accrued expenses consist of (in thousands):

                                           December 31,
                                          2001       2000

Commissions                                $715      $708
Accrued customer allowances and
rebates                                   4,029     3,214
Obligation to Meyer Corporation           2,681     2,171
Due to Roshco                                 -       500
Due to M. Kamenstein, Inc.                  333       666
Officer and employee bonuses              1,340     1,444
Accrued health insurance                    443       718
Accrued salaries, vacation and
temporary labor                           1,745     1,295
Other                                     5,837     5,903
                                        $17,123   $16,619

     Sources of Supply: The Company sources its products from approximately 44 manufacturers located primarily in the Far East, including the People's Republic of China, and to a smaller extent in the United States, Thailand, Malaysia, Indonesia, Taiwan, and Italy. A majority of its cutlery was purchased from five suppliers in 2001 who accounted for 28%, 21%, 14%, 11% and 10% of the total purchases, respectively, and from four suppliers in 2000 who accounted for 32%, 25%, 22% and 11% of the total purchases, respectively. A majority of its pantryware was purchased from two suppliers in 2001 who accounted for 45% and 32%, respectively, of the total purchases and from two suppliers in 2000 who accounted for 59% and 11%, respectively. An interruption of supply from any of these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis. However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

             Inventory: During the three-month period ended December 31, 2000, the Company recorded a charge relating to an inventory shortfall of approximately $4.0 million (which reduced earnings by $0.23 and $0.22 per basic and diluted per common share for the fourth quarter and the year ended December 31, 2000, respectively) which is included in cost of goods sold.

            Minority Interest: The Company has recorded approximately $667,000 and $605,000 relating to minority interest in operations of its consolidated subsidiaries, the Prestige Companies, in the caption other income, net in the accompanying consolidated financial statements of income for the years ended December 31, 2001 and 2000, respectively.


                              F-16
                    LIFETIME HOAN CORPORATION

         Schedule II - Valuation and Qualifying Accounts

                    Lifetime Hoan Corporation

                         (in thousands)

       COL. A         COL. B       COL. C        COL. D         COL. E
                                 Additions
                                  Charged
                     Balance at      to
                      Beginning    Costs                       Balance at
                         of         and        Deductions        end of
     Description       Period     Expenses     (Describe)        period

Year  ended  December
31, 2001
Deducted  from  asset
accounts:
Allowance for doubtful
  Accounts                 $385    $1,396        $1,466    (a)      $315                                                      )
Reserve for sales returns
  and allowances          3,197     6,513  (c)    6,376    (b)     3,334
                         $3,582    $7,909        $7,842           $3,649

Year  ended  December
31, 2000
Deducted  from  asset
accounts:
Allowance for doubtful
  Accounts                  $85    $1,077          $777    (a)      $385
Reserve for sales returns
  and allowances          2,524     5,859  (c)    5,186    (b)     3,197
                         $2,609    $6,936        $5,963           $3,582

Year  ended  December
31, 1999
Deducted  from  asset
accounts:
Allowance for doubtful
  Accounts                 $420      $640          $975    (a)       $85
Reserve for sales returns
  and allowances          1,107    5,838   (c)    4,421    (b)     2,524
                         $1,527   $6,478         $5,396           $2,609

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


                                   Lifetime Hoan Corporation



                                   /s/ Jeffrey Siegel
                                       Jeffrey Siegel
                                   Chairman of the Board of
                                   Directors,
                                   Chief Executive Officer,
                                   President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature           Title                                 Date


/s/ Jeffrey Siegel  Chairman of the Board of Directors,
Jeffrey Siegel      Chief Executive Officer, President    March 29, 2002
                    and Director


/s/ Craig Phillips
Craig Phillips      Vice-President - Distribution,        March 29, 2002
                    Secretary and Director

/s/ Robert McNally
Robert McNally      Vice-President - Finance              March 29, 2002
                    and Treasurer
                    (Principal Financial and
                    Accounting Officer)

/s/ Bruce Cohen
Bruce Cohen         Executive Vice-President              March 29, 2002
                    and Director

/s/ Milton L. Cohen
Milton L. Cohen          Director                         March 29, 2002


/s/ Ronald Shiftan
Ronald Shiftan           Director                         March 29, 2002



/s/ Howard Bernstein
Howard Bernstein         Director                         March 29, 2002


/s/ Leonard Florence
Leonard Florence         Director                         March 29, 2002

Exhibit 21.  Subsidiaries of the Registrant

                 Outlet Retail Stores, Inc.
                 Incorporated in the state of Delaware

                 Roshco, Inc.
                 Incorporated in the state of Illinois

                 Prestige Italiana, Spa.
                 Incorporated in the country of Italy

                 Prestige Haushaltswaren GmbH
                 Incorporated in the country of Germany

                 M. Kamenstein Corp.
                 Incorporated in the state of Delaware
Exhibit 23.  Consent of Ernst & Young LLPIndependent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-51774) of Lifetime Hoan Corporation pertaining to the 1991 Stock Option Plan, of our report dated February 14, 2002, with respect to the consolidated financial statements and schedule of Lifetime Hoan Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2001.



Ernst & Young LLP

Melville, New York
March 29, 2002

EXHIBIT

Exhibit  10.32  Credit Facility Agreement between  Lifetime  Hoan
Corporation  and The  Bank of New York, HSBC Bank USA,  Citibank,
N.A.,  Wells Fargo Bank, N.A., and Bank Leumi USA, dated November
9, 2001.




                        CREDIT AGREEMENT


                  dated as of November 8, 2001,


                              among


                    LIFETIME HOAN CORPORATION
                          as Borrower,


                    the Lenders party hereto


                               and


                      THE BANK OF NEW YORK,
                     as Administrative Agent


                   ___________________________

                    BNY CAPITAL MARKETS, INC.
                as Lead Arranger and Book Manager
                        TABLE OF CONTENTS


ARTICLE 1.  DEFINITIONS                                      1
 SECTION 1.01                                DEFINED TERMS   1
 SECTION 1.02       CLASSIFICATION OF LOANS AND BORROWINGS   17
 SECTION 1.03                              TERMS GENERALLY   17
 SECTION 1.04                       ACCOUNTING TERMS; GAAP   17
ARTICLE 2.  THE CREDITS                                      18
 SECTION 2.01                                  COMMITMENTS   18
 SECTION 2.02                         LOANS AND BORROWINGS   18
 SECTION 2.03                      REQUESTS FOR BORROWINGS   18
 SECTION 2.04                        FUNDING OF BORROWINGS   19
 SECTION 2.05                             SWING LINE LOANS   19
 SECTION 2.06     TERMINATION AND REDUCTION OF COMMITMENTS   20
 SECTION 2.07         REPAYMENT OF LOANS; EVIDENCE OF DEBT   21
 SECTION 2.08                          PREPAYMENT OF LOANS   21
 SECTION 2.09PAYMENTS GENERALLY; PRO RATA TREATMENT; SHARING OF SETOFFS22
 SECTION 2.10                            LETTERS OF CREDIT   23
 SECTION 2.11                          BANKERS ACCEPTANCES   26
 SECTION 2.12                      CASH COLLATERAL ACCOUNT   28
ARTICLE 3.  INTEREST, FEES, YIELD PROTECTION, ETC.           29
 SECTION 3.01                                     INTEREST   29
 SECTION 3.02                           INTEREST ELECTIONS   29
 SECTION 3.03                                         FEES   30
 SECTION 3.04                   ALTERNATE RATE OF INTEREST   31
 SECTION 3.05                  INCREASED COSTS; ILLEGALITY   31
 SECTION 3.06                       BREAK FUNDING PAYMENTS   32
 SECTION 3.07                                        TAXES   34
 SECTION 3.08                       MITIGATION OBLIGATIONS   34
 SECTION 3.09                      SUBSTITUTION OF LENDERS   35
ARTICLE 4.  REPRESENTATIONS AND WARRANTIES                   35
 SECTION 4.01                         ORGANIZATION; POWERS   35
 SECTION 4.02                AUTHORIZATION; ENFORCEABILITY   35
 SECTION 4.03         GOVERNMENTAL APPROVALS; NO CONFLICTS   35
 SECTION 4.04FINANCIAL CONDITION; NO MATERIAL ADVERSE CHANGE 36
 SECTION 4.05                                   PROPERTIES   36
 SECTION 4.06         LITIGATION AND ENVIRONMENTAL MATTERS   36
 SECTION 4.07          COMPLIANCE WITH LAWS AND AGREEMENTS   36
 SECTION 4.08        INVESTMENT AND HOLDING COMPANY STATUS   36
 SECTION 4.09                                        TAXES   36
 SECTION 4.10                                        ERISA   37
 SECTION 4.11                                   DISCLOSURE   37
 SECTION 4.12                                 SUBSIDIARIES   37
 SECTION 4.13                                    INSURANCE   37
 SECTION 4.14                                LABOR MATTERS   37
 SECTION 4.15                                     SOLVENCY   37
 SECTION 4.16                  FEDERAL RESERVE REGULATIONS   38
 SECTION 4.17                           SECURITY DOCUMENTS   38
ARTICLE 5.  CONDITIONS                                       38
 SECTION 5.01                               EFFECTIVE DATE   38
 SECTION 5.02                     EACH EXTENSION OF CREDIT   41
ARTICLE 6.  AFFIRMATIVE COVENANTS                            41
 SECTION 6.01   FINANCIAL STATEMENTS AND OTHER INFORMATION   42
 SECTION 6.02                   NOTICES OF MATERIAL EVENTS   42
 SECTION 6.03               EXISTENCE; CONDUCT OF BUSINESS   43
 SECTION 6.04                       PAYMENT OF OBLIGATIONS   43
 SECTION 6.05                    MAINTENANCE OF PROPERTIES   43
 SECTION 6.06         BOOKS AND RECORDS; INSPECTION RIGHTS   43
 SECTION 6.07                         COMPLIANCE WITH LAWS   43
 SECTION 6.08                              USE OF PROCEEDS   44
 SECTION 6.09                    NOTICE OF CERTAIN CHANGES   44
 SECTION 6.10                                    INSURANCE   44
 SECTION 6.11                      ADDITIONAL SUBSIDIARIES   44
 SECTION 6.12             INFORMATION REGARDING COLLATERAL   45
 SECTION 6.13                    CASUALTY AND CONDEMNATION   45
 SECTION 6.14                        COLLATERAL MONITORING   45
 SECTION 6.15                           FURTHER ASSURANCES   46
 SECTION 6.16               INTELLECTUAL PROPERTY LICENSES   46
ARTICLE 7.  NEGATIVE COVENANTS                               46
 SECTION 7.01                                 INDEBTEDNESS   47
 SECTION 7.02                                        LIENS   47
 SECTION 7.03                          FUNDAMENTAL CHANGES   48
 SECTION 7.04INVESTMENTS, LOANS, ADVANCES, GUARANTEES AND ACQUISITIONS 48
 SECTION 7.05                                  ASSET SALES   49
 SECTION 7.06             SALE AND LEASE-BACK TRANSACTIONS   49
 SECTION 7.07                           HEDGING AGREEMENTS   50
 SECTION 7.08                          RESTRICTED PAYMENTS   50
 SECTION 7.09                 TRANSACTIONS WITH AFFILIATES   50
 SECTION 7.10                       RESTRICTIVE AGREEMENTS   50
 SECTION 7.11              AMENDMENT OF MATERIAL DOCUMENTS   50
 SECTION 7.12                               LEVERAGE RATIO   51
 SECTION 7.13                  FIXED CHARGE COVERAGE RATIO   51
 SECTION 7.14                                    NET WORTH   51
 SECTION 7.15                                   NET INCOME   51
 SECTION 7.16                                RETAIL STORES   51
 SECTION 7.17                  PREPAYMENTS OF INDEBTEDNESS   51
ARTICLE 8.  EVENTS OF DEFAULT                                51
 SECTION 8.01                            EVENTS OF DEFAULT   51
 SECTION 8.02                            CONTRACT REMEDIES   53
ARTICLE 9.  THE ADMINISTRATIVE AGENT                         53
ARTICLE 10. MISCELLANEOUS                                    55
 SECTION 10.01                                     NOTICES   55
 SECTION 10.02                         WAIVERS; AMENDMENTS   55
 SECTION 10.03          EXPENSES; INDEMNITY; DAMAGE WAIVER   56
 SECTION 10.04                      SUCCESSORS AND ASSIGNS   57
 SECTION 10.05                                    SURVIVAL   59
 SECTION 10.06    COUNTERPARTS; INTEGRATION; EFFECTIVENESS   59
 SECTION 10.07                                SEVERABILITY   59
 SECTION 10.08                             RIGHT OF SETOFF   59
 SECTION 10.09GOVERNING LAW; JURISDICTION; CONSENT TO SERVICE OF PROCESS 60
 SECTION 10.10                        WAIVER OF JURY TRIAL   60
 SECTION 10.11                                    HEADINGS   60
 SECTION 10.12                    INTEREST RATE LIMITATION   60

 SCHEDULES:
  SCHEDULE        EXISTING  LETTERS  OF CREDIT  AND  BANKERS
1.01            ACCEPTANCES
  SCHEDULE        COMMITMENTS
2.01
  Schedule        Disclosed Matters
4.06
  Schedule        Subsidiaries
4.12
  Schedule        Insurance
4.13
  Schedule        Existing Indebtedness
7.01
  Schedule        Existing Liens
7.02
  Schedule        Existing Investments
7.04
  Schedule        Existing Restrictions
7.10


  EXHIBITS:

  Exhibit A       Form of Assignment and Acceptance
  Exhibit B       Form   of  Opinion  of  McMillan,  Rather,
                   Bennett & Rigano, P.C.
  Exhibit C-1     Form of Revolving Note
  Exhibit C-2     Form of Swing Line Note
  Exhibit D       Form of Guaranty Agreement
  Exhibit E       Form of Security Agreement
  Exhibit F       Form of Borrowing Base Certificate

                        CREDIT AGREEMENT
CREDIT   AGREEMENT,   dated  as  of  November   8,   2001   (this
"Agreement"),  among  LIFETIME  HOAN  CORPORATION,   a   Delaware
corporation (the "Borrower"), the Lenders party hereto (the "Lenders") and THE BANK OF NEW YORK, as Administrative Agent (in such capacity, the "Administrative Agent").
The Borrower has requested the Lenders to extend credit to it and the Lenders are willing to do so subject to the terms and conditions set forth herein.
Accordingly, for good and valuable consideration, the parties hereto agree as follows:
DEFINITIONS
Defined Terms
    As used in this Agreement, the following terms have the meanings specified below:
    "ABR", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.
    "Account Receivable" means any right of the Borrower to payment for goods sold, whether now existing or hereafter arising.
    "Adjusted LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.
    "Administrative  Agent"  means  BNY,  in  its   capacity   as
    administrative agent for the Lenders hereunder.
    "Administrative     Questionnaire"     an      Administrative
    Questionnaire  in  a  form  supplied  by  the  Administrative
    Agent.
    "Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.
"Aggregate Revolving Exposure" means, at any time, the sum at such time of (i) the outstanding principal balance of the Revolving Loans of all Lenders, plus (ii) the outstanding principal balance of the Swing Line Loans, plus (iii) an amount equal to the Letter of Credit Exposure of all Lenders, plus (iv) an amount equal to the Bankers Acceptance Exposure of all Lenders.
    "Alternate Base Rate" means, for any day, a rate per annum equal to the greater of (a) the Prime Rate in effect on such day and (b) the Federal Funds Rate in effect on such day plus 1/2 of 1% per annum. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Rate shall be effective from and including the effective date of such change in the Prime Rate or the Federal Funds Rate, respectively.
          "Applicable Margin" means, at all times during the applicable periods set forth below: (a) with respect to ABR Borrowings, the percentage set forth below under the heading "ABR Margin" and adjacent to such period, (b) with respect to Eurodollar Borrowings, the percentage set forth below under the heading "Eurodollar Margin" and adjacent to such period and (c) with respect to the commitment fees payable under
Section 3.03(b), the percentage set forth below under the heading "Fee Margin" and adjacent to such period:

     Period          Applicable Margin
 When
  the
 Fixed
Charge       And
 Ratio      less       ABR                Fee
  is       than or   Margin   Eurodollar  Margin
greater     equal              Margin
 than        to
           1.45:1.00  0.750%   2.000%   0.500%
1.45:1.00  1.65:1.00  0.500%   1.750%   0.375%
1.65:1.00  1.85:1.00  0.250%   1.500%   0.375%
1.85:1.00             0.000%   1.250%   0.375%


    Changes  in the Applicable Margin resulting from a change  in the  Fixed  Charge Ratio shall be based upon the  certificate most recently delivered under Section 6.01(c) and shall become effective on the date such certificate is delivered to  the  Administrative Agent.  Notwithstanding  anything  to the  contrary  in this definition, (i) if the Borrower  shall
    fail   to  deliver  to  the  Administrative  Agent   such   a
    certificate on or prior to any date required hereby, the Fixed Charge Ratio shall be deemed to be less than 1.45:1.00 from and including such date to the date of delivery to the Administrative Agent of such certificate and (ii) during the period commencing on the Effective Date and ending on the date that is six months after the Effective Date, the Applicable Margin shall be the higher of (A) 0.500% for ABR Borrowings, 1.750% for Eurodollar Borrowings and 0.375% with respect to the commitment fee payable under Section 3.03(b)
    and  (B)  the applicable percentage set forth above based  on the Fixed Charge Ratio set forth in the certificate most recently delivered under Section 6.01(c).
    "Appraised  Value"   means the value of the  Designated  Real
    Property  as  determined pursuant to  the  appraisal  of  the
    Designated   Real   Property   to   be   delivered   to   the
    Administrative Agent pursuant to Section 5.01(q).
    "Approved Fund" means, with respect to any Lender that  is  a fund  that  invests in commercial loans, (a) any  other  fund that  invests in commercial loans and is managed  or  advised by the same investment advisor as such Lender or by an Affiliate of such investment advisor, and (b) any bank or Affiliate thereof that manages or controls such Lender.
    "Assignment   and   Acceptance"  means  an   assignment   and
    acceptance  entered into by a Lender and  an  assignee  (with the  consent  of  any  party whose  consent  is  required  by
    Section 10.04), and accepted by the Administrative Agent, substantially in the form of Exhibit A or any other form approved by the Administrative Agent.
    "Availability  Period" means the period  from  and  including the  Effective  Date  to but excluding  the  earlier  of  the
    Revolving Maturity Date and the date of termination of the Revolving Commitments.
    "Available Revolving Commitment Amount" means , at any  time, an  amount  equal to the aggregate Revolving  Commitments  at such time minus the Revolving Exposure at such time.
    "BA Issuer" means BNY.
    "BA Obligations" means, collectively, the obligation of the Borrower to the BA Issuer with respect to each Bankers
    Acceptance   and   all  documents,  instruments   and   other
    agreements related thereto, including the obligation of the Borrower to reimburse the BA Issuer for amounts drawn under such Bankers Acceptance.
    "Bankers Acceptance Commitment" means the commitment  of  the
    Issuer   to   create  Bankers  Acceptances  in  an  aggregate
    principal amount of up to $10,000,000.
    "Bankers  Acceptance Documents" has the meaning set forth  in
    Section 2.11(a).
    "Bankers Acceptance Exposure" means in respect of any  Lender at  any  time,  an  amount  equal to  (i)  the  sum  (without
    duplication)  of  (x)  the  aggregate  face  amount  of   the
    outstanding Bankers Acceptances, (y) the aggregate amount of unpaid drafts drawn on all Bankers Acceptances and (z) the aggregate unpaid BA Obligations, multiplied by (ii) such Lender's Revolving Percentage at such time.
    "Bankers  Acceptance  Fee"  has  the  meaning  set  forth  in
    Section 3.03(c).
"Bankers Acceptances" means bankers acceptances created by the BA Issuer pursuant to Section 2.11 by the acceptance, for the account of the Borrower, of drafts drawn upon it by the Borrower having not more than 180 days' sight to run, exclusive of days of grace, which grow out of transactions involving the importation, exportation or the domestic shipment of goods. All such drafts shall be subject to the provisions of the Federal Reserve Act, as amended, and the rules and regulations thereunder, including, without limitation, provisions relating to maturity of the acceptance, relationship to the underlying c.i.f. value and date of the shipment upon which the acceptance is based and date of creation of the acceptance. All such drafts shall be eligible for purchase by, discount with and pledge to, the Federal Reserve Bank of New York and each request for the creation of a Bankers Acceptance shall be accompanied by any certification required by the BA Issuer as to the necessary elements supporting such eligibility.
    "BNY" means The Bank of New York.
    "Board" means the Board of Governors of the Federal Reserve System of the United States of America.
    "Borrower"  has the meaning ascribed thereto in the  preamble to this Agreement.
    "Borrowing" means Revolving Loans or Swing Line Loans, as applicable, of the same Type made, converted or continued on the same date and, in the case of Eurodollar Loans, as to which a single Interest Period is in effect; provided, however,  that Swing Line Loans may not be made or  converted into Eurodollar Loans.
    "Borrowing   Base  Amount"  means,  as   of   any   date   of
    determination,  a  sum  equal  to  (a)  the  Borrowing   Base
    Percentage of the book value of Eligible Receivables (less reserves with respect to such Eligible Receivables which the Required Lenders may deem necessary in their sole discretion from  time to time) based upon the Borrowing Base Certificate most  recently  delivered to the Administrative  Agent  under
    Section  6.01(e)  plus (b) the Borrowing Base  Percentage  of all  Factored  Credit Balances plus (c)  the  lesser  of  (i)
    $20,000,000 and (ii) the sum of (x) the Borrowing Base Percentage of the value (determined at the lower of cost (on a first-in, first-out basis in accordance with GAAP) or market value) of Eligible Inventory (other than Eligible Outlet Inventory) based upon the Borrowing Base Certificate most  recently  delivered to the Administrative  Agent  under
    Section  6.01(e)  plus (y) the Borrowing Base  Percentage  of the value (determined at the lower of cost (on a first-in, first-out basis in accordance with GAAP) or market value) of Eligible Outlet Inventory based upon the Borrowing Base Certificate most recently delivered to the Administrative Agent under Section 6.01(e) plus (d) the Borrowing Base Percentage of the Appraised Value of the Designated Real Property. Notwithstanding anything to the contrary in this definition, if the Borrower shall fail to deliver to the Administrative Agent a Borrowing Base Certificate on or prior to any date required hereby, the Borrowing Base Amount shall be deemed to be zero ($0.00) from and including such date  to the date of delivery to the Administrative Agent  of such Borrowing Base Certificate.
    "Borrowing  Base  Certificate"  means  a  certificate,   duly
    executed  by a Financial Officer of the Borrower and  in  the
    form of Exhibit F.
    "Borrowing  Base  Percentage"  means  (a)  with  respect   to
    Eligible Receivables, initially 80%, (b) with respect to Factored Credit Balances, initially 80%, (c) with respect to Eligible Inventory (other than Eligible Outlet Inventory),
    initially   50%,   (d)  with  respect  to   Eligible   Outlet
    Inventory, initially 25%, and (e) with respect to the Designated Real Property, initially 60%, or, in each case, such  percentage  as  the Required Lenders  shall  reasonably determine.
    "Borrowing   Date"  means  the  date  of  (a)   the   making,
    conversion  or continuation of any Loan, (b) the issuance  of any  Letter  of  Credit or (c) the creation  of  any  Bankers
    Acceptance.
    "Business  Day" means any day that is not a Saturday,  Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed, provided that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.
    "Capital Expenditures" of any Person means expenditures (whether paid in cash or other consideration or accrued as a
    liability)  for  fixed  or  capital  assets  (excluding   any
    capitalized   interest  and  any  such  asset   acquired   in
    connection with normal replacement and maintenance programs properly charged to current operations and excluding any replacement assets acquired with the proceeds of insurance)
    made by such Person.
    "Capital   Lease  Obligations"  of  any  Person   means   the
    obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to  use) real or personal property, or a combination thereof,
    which   obligations  are  required  to  be   classified   and
    accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be  the  capitalized amount thereof determined in  accordance with GAAP.
"Cash Collateral" has the meaning set forth in Section 2.12.
    "Cash  Collateral  Account" has  the  meaning  set  forth  in
    Section 2.12.
"Change in Control" means on or after the Effective Date, any "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 25% or more of the total voting power of the then outstanding capital stock of the Borrower entitled to vote generally in the election of the directors of the Borrower, other than any Person who is a stockholder of the Borrower on the Effective Date.
"Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by any Credit Party (or, for purposes of Section 3.05(b), by any lending office of such Credit Party or by such Credit Party's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.
    "Code"  means the Internal Revenue Code of 1986,  as  amended from time to time.
    "Collateral"  means any and all "Collateral", as  defined  in any applicable Security Document.
    "Commitment  Fee"  has  the  meaning  set  forth  in  Section
    3.03(a).
    "Commitment Percentage" means, with respect to any Lender, a fraction (expressed as a percentage), the numerator of which is such Lender's Revolving Commitment and the denominator of which is the aggregate Revolving Commitments of all Lenders.
"Consolidated": means the Borrower and its Subsidiaries on a consolidated basis in accordance with GAAP.
    "Consolidated  EBITDA" means, for any period, net  income  of
    the   Borrower   and  its  Subsidiaries  for   such   period,
    determined on a Consolidated basis plus the sum of, without duplication, (a) Consolidated Interest Expense for such period,  (b)  provision  for income taxes  accrued  for  such period, (c) depreciation, amortization and other non-cash charges of the Borrower and its Subsidiaries and (d) if such period includes the fourth fiscal quarter of the Borrower's fiscal year 2000, $4,000,000 (representing a one-time charge taken in such fiscal quarter relating to an inventory shortfall in such amount), each to the extent deducted in determining such net income for such period, minus the sum of (i) extraordinary gains from sales, exchanges and other dispositions of Property not in the ordinary course of business, and (ii) if such period includes the Borrower's fiscal year 2001 or the Borrower's first fiscal quarter of 2002, up to $2,500,000 (representing a one-time charge taken
    in   such   fiscal   year  relating  to  shut   down,   lease
    termination, equipment write-off, moving and other costs and expenses of the Borrower associated with the Borrower's transferring  its  warehouse and related operations  to,  and
    commencing  operations  at,  the  Borrower's  new   warehouse
    facility located at 12 Applegate Drive, Robbinsville, New Jersey), in each case solely to the extent such items would be  classified  as  an operating expense in  accordance  with
    GAAP.
    "Consolidated Fixed Charges" means, for any period,  the  sum
    of,   without  duplication,  (i)  Capital  Expenditures  made
    during such period by the Borrower and its Subsidiaries (excluding Capital Expenditures for leasehold improvements and  equipment for the warehouse of the Borrower  located  at
    12 Applegate Drive, Robbinsville, New Jersey 08691 in an aggregate amount not to exceed $13,000,000), (ii) income taxes accrued during such period by the Borrower and the Subsidiaries, (iii) Consolidated Interest Expense for such period and (iv) the aggregate amount of cash dividends paid by  the Borrower in respect of, and purchases by the Borrower of,  its  capital  stock permitted to  be  made  pursuant  to
    Section 7.08 during such period.
    "Consolidated  Interest  Expense"  means,  for  any   period,
    interest  and  fees accrued or paid by the Borrower  and  its
    Subsidiaries   during  such  period   in   respect   of   the
    Indebtedness   of   the   Borrower  and   its   Subsidiaries,
    determined  on  a  Consolidated  basis,  including  (a)   the
    amortization  of  debt discounts to the  extent  included  in
    interest   expense   in  accordance  with   GAAP,   (b)   the
    amortization  of  all fees (including fees  with  respect  to
    interest   rate   cap  agreements  or  other  agreements   or
    arrangements entered into by the Borrower or any Subsidiary thereof designed to protect the Borrower or such Subsidiary,
    as   applicable,  against  fluctuations  in  interest  rates)
    payable in connection with the incurrence of Indebtedness  to the extent included in interest expense in accordance with GAAP, (c) the portion of any rents payable under capital leases allocable to interest expense in accordance with GAAP, and (d) capitalized interest.
    "Consolidated Net Income" means, for any period,  net  income
    (or  loss)  of  the  Borrower  and  its  Subsidiaries  on   a
    Consolidated  basis  for  such  period  taken  as  a   single
    accounting period determined in accordance with GAAP.
    "Consolidated   Net   Worth"   means,   at   any   date    of
    determination,  the  sum  of  all  amounts  which  would   be
    included  under "Shareholders' Equity" or analogous entry  on a Consolidated balance sheet of the Borrower determined in accordance with GAAP as at such date.
"Consolidated Total Debt" means, as of any date, the aggregate principal amount of all Indebtedness of the Borrower and its Subsidiaries that would be reflected as liabilities on a Consolidated balance sheet of the Borrower as of such date prepared in accordance with GAAP; provided, however, that for purposes of this definition,
(i) the term "Indebtedness" shall not include obligations as an account party in respect of commercial Letters of Credit and (ii) the principal amount of Indebtedness of the Prestige Subsidiaries included in the calculation of Consolidated Total Debt shall be limited to an amount equal to (x) the aggregate principal amount of all Indebtedness of the Prestige Subsidiaries that would be reflected as liabilities on a balance sheet of each Prestige Subsidiary (other than Indebtedness of such Prestige Subsidiary due to the Borrower or any Domestic Subsidiary) multiplied by (y) the ownership interest (expressed as a percentage) of the Borrower and its Subsidiaries in such Prestige Subsidiary as of the date of determination of Consolidated Total Debt.
    "Control"  means the possession, directly or  indirectly,  of the  power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. The terms "Controlling" and "Controlled" have meanings correlative thereto.
    "Credit  Parties" means the Administrative Agent, the Issuer, the BA Issuer and the Lenders.
    "Credit  Request"  means  a  request  for  Revolving   Loans,
    Bankers Acceptances, Swing Line Loans or Letters of Credit. "Default" means any event or condition which constitutes an Event of Default or that upon notice, lapse of time or both would, unless cured or waived, become an Event of Default. "Designated Real Property" means the Real Property of the Borrower located at One Merrick Avenue, Westbury, New York. "Disclosed Matters" means the actions, suits and proceedings and the environmental matters disclosed in Schedule 4.06. "dollars" or "$" refers to lawful money of the United States of America.
    "Domestic  Subsidiary" means any wholly-owned  Subsidiary  of the  Borrower  organized under the laws of the United  States of America or any State thereof.
    "Effective  Date"  means  the date on  which  the  conditions specified in Section 5.01 are satisfied (or waived in accordance with Section 10.02).
    "Eligible Inventory" means Inventory subject to a fully perfected first priority security interest in favor of the Administrative Agent, for the ratable benefit of the Secured Parties, pursuant to the Security Agreement which is not on consignment from any third party and which conforms to the representations and warranties contained in the Security Agreement, less (a) obsolete or damaged Inventory, (b) Inventory consisting of samples or otherwise not of a type held for sale in the ordinary course of the Borrower's or a Domestic Subsidiary's business, (c) Inventory not saleable within one year from the date of acquisition or creation thereof, (d) Inventory to be returned to suppliers, (e)
    Inventory   held  by,  or  in  transit  to,   third   parties
    (including   to  warehouses),  (f)  any  reserves  reasonably
    required by Required Lenders for special order goods, market value declines, bill and hold (deferred shipment) sales, and any other matters in the reasonable determination of the Required Lenders, and (g) Inventory which is not located on such  Loan  Party's owned or leases premises  in  the  United
    States of America.
    "Eligible   Outlet   Inventory"  means   Inventory   of   the
    Borrower's wholly-owned Subsidiary, Outlet Retail Stores, Inc., held for sale in the ordinary course of business that
    satisfies   the  criteria  of  the  definition  of   Eligible
    Inventory except that such Inventory may be obsolete or discontinued merchandise.
    "Eligible   Receivable"    means  a   Non-Purchased   Account
    Receivable   which   conforms  to  the  representations   and
    warranties contained in the Security Agreement and as to which the following requirements have been fulfilled to the
    reasonable  satisfaction of the Required  Lenders:   (a)  the
    Borrower or any Domestic Subsidiary has lawful title to such Account Receivable, subject to the Lien granted to the Administrative Agent for the benefit of the Secured Parties
    pursuant   to  the  Security  Agreement;  (b)  such   Account
    Receivable arose through the sale of finished goods or merchandise or the rendition of services by the Borrower or such Domestic Subsidiary and not on a barter basis; (c) the goods or merchandise, the sale of which gave rise to such Account Receivable, have been shipped, or the services, the rendition of which gave rise to such Account Receivable, have  been performed; (d) such Account Receivable shall  have had  excluded  therefrom (i) any portion that is  subject  to any  dispute, offset, counterclaim or other claim or  defense on  the  part  of the account debtor or to any claim  on  the part of the account debtor denying liability with respect  to
    such    Account    Receivable,   which    dispute,    offset,
    counterclaim, claim or defense remains unresolved for a period of 60 days after the Borrower has received notice of such  dispute,  offset, counterclaim, claim or  defense,  and
    (ii)  any returns, discounts, claims, credits and allowances;
    (e)  no  return, rejection or repossession of the merchandise in respect of such Account Receivable has occurred; (f) the Borrower or such Domestic Subsidiary has the full and unqualified right to assign and grant a security interest in such Account Receivable under and pursuant to the Security Agreement; (g) such Account Receivable is evidenced by an invoice rendered to the account debtor and no portion of such  Account  Receivable is evidenced by any chattel  paper,
    promissory  note  or  other  instrument;  (h)  such   Account
    Receivable is subject to a fully perfected first priority security interest in favor of the Administrative Agent for the benefit of the Secured Parties pursuant to the Security Agreement; (i) no portion of such Account Receivable is subject to any security interest or Lien in favor of any Person other than the Lien of the Secured Parties pursuant to the Security Agreement or a Permitted Lien; (j) such Account Receivable did not arise out of a transaction with a
    Subsidiary   or  any  employee,  officer,  agent,   director,
    shareholder  or Affiliate of the Borrower or any  Subsidiary;
    (k) the account debtor of such Account Receivable is not subject to any reorganization, bankruptcy, receivership, custodianship, insolvency or other like condition (unless
    such   Account   Receivable  is  subject  to  the   Permitted
    Factoring  Arrangement  described  in  clause  (ii)  of   the
    definition  thereof);  (l) such Account  Receivable  has  not been outstanding more than the earlier of 60 days from the original due date thereof and 120 days (or in respect of Accounts Receivable having an aggregate book value of up to $5,000,000, 150 days) from the date of the invoice therefor;
    (m) such Account Receivable is payable in dollars; (n) such Account Receivable does not arise from an account debtor in respect of which more than 25% of such account debtor's
    Account  Receivables have been outstanding  longer  than  the maximum  period allowable under clause (l) hereof;  (o)  such
    Account   Receivable,  when  added  to  all  other   Accounts
    Receivable  of the same account debtor, does not  exceed  (x)
    25%  with  respect to Accounts Receivable the account  debtor on  which is WalMart Stores, Inc. and (y) in all other  cases
    15% of the total Accounts Receivable of the Borrower and the Domestic Subsidiaries; (p) the account debtor with respect to  such  Account  Receivable is not any foreign  government,
    the   United   States  of  America,  any   State,   political
    subdivision, department, agency or instrumentality thereof, unless, if such account debtor is the United States of
    America,   any  State,  political  subdivision,   department,
    agency   or   instrumentality  thereof,  upon  the   Required
    Lenders'  request, the Federal Assignment of  Claims  Act  of
    1940, as amended, or any similar State or local law, if applicable, has been complied with in a manner satisfactory to  the  Administrative Agent, (q) the Required Lenders  are,
    and continue to be, reasonably satisfied with the credit standing of the account debtor in relation to the amount of credit extended; (r) such Account Receivable is from an account debtor resident of the United States; (s) such Account Receivable was not purchased or otherwise acquired by the Borrower or any Domestic Subsidiary other than through the sale of finished goods and merchandise or through the rendition of services by the Borrower or such Domestic Subsidiary; (t) such Account Receivable is not subject to any repurchase obligation or return right, as with sales made on a bill-and-hold, guaranteed sale, sale-and-return or consignment or other recourse basis; (u) the account debtor of such Account Receivable is not a resident of  any jurisdiction other than the United States of America;
    and  (v) such Account Receivable does not arise from progress
    billings,   invoices   for  deposits,  rebills   of   amounts
    previously credited or other similar contra accounts.
    "Environmental  Laws"  means  all  applicable  laws,   rules,
    regulations,  codes, ordinances, orders, decrees,  judgments,
    injunctions,   notices   or   binding   agreements    issued,
    promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, release or threatened release of any Hazardous Material or to health and safety matters.
    "Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of any Loan Party directly or indirectly resulting from or based upon (a) violation of any Environmental Law, (b) the
    generation,    use,   handling,   transportation,    storage,
    treatment  or  disposal  of  any  Hazardous  Materials,   (c)
    exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the
    environment   or  (e)  any  contract,  agreement   or   other
    consensual   arrangement  pursuant  to  which  liability   is
    assumed or imposed with respect to any of the foregoing.
    "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.
    "ERISA  Affiliate"  means any trade or business  (whether  or not  incorporated) that, together with the  Borrower  or  any
    Subsidiary,   is   treated  as  a   single   employer   under
    Section  414(b) or 414(c) of the Code or, solely for purposes of Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under Section 414 of the Code.
    "ERISA  Event" means (a) any "reportable event",  as  defined
    in   Section   4043  of  ERISA  or  the  regulations   issued
    thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence
    with   respect  to  any  Plan  of  an  "accumulated   funding
    deficiency"  (as  defined  in Section  412  of  the  Code  or
    Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Borrower or any ERISA Affiliate of any liability under Title
    IV  of ERISA with respect to the termination of any Plan; (e)
    the  receipt by the Borrower or any ERISA Affiliate from  the
    PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Borrower or any ERISA Affiliate of any liability with respect to the withdrawal or partial withdrawal from any
    Plan  or  Multiemployer  Plan; or  (g)  the  receipt  by  the
    Borrower  or  any  ERISA  Affiliate of  any  notice,  or  the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer
    Plan   is,   or   is   expected  to  be,  insolvent   or   in
    reorganization, within the meaning of Title IV of ERISA.
    "Eurodollar",  when  used  in  reference  to  any   Loan   or
    Borrowing,  refers  to  whether  such  Loan,  or  the   Loans
    comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate.
    "Event  of Default" has the meaning assigned to such term  in
    Section 8.01.
    "Excluded Taxes" means, with respect to any Credit  Party  or any other recipient of any payment to be made by or on account of any obligation of any Loan Party under any Loan Document, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America,
    or   by  the  jurisdiction  under  the  laws  of  which  such
    recipient is organized or in which its principal office is located or, in the case of any Credit Party, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax  imposed  by  any other jurisdiction in which  such  Loan
    Party is located, (c) any Taxes that would not have been imposed but for such Credit Party's or recipient's present
    or   former  connection  (other  than  a  connection   solely
    resulting  from  the  transaction contemplated  by  the  Loan
    Documents)   with   the  jurisdiction   (or   any   political
    subdivision   thereof  or  therein)  imposing   such   taxes,
    provided  that  it  is  determinable  that  such  Taxes  were imposed solely as a result of such Credit Party's or recipient's present or former connection (other than a
    connection    solely   resulting   from    the    transaction
    contemplated  by  the Loan Documents) with  the  jurisdiction
    (or  any  political subdivision thereof or therein)  imposing such taxes, and (d) in the case of a Foreign Lender, any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office)
    or is attributable to such Foreign Lender's failure to comply with Section 3.07(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at
    the   time  of  designation  of  a  new  lending  office  (or
    assignment), to receive additional amounts from such Loan Party with respect to such withholding tax pursuant to
    Section 3.07(a).
    "Existing Bankers Acceptances" means the Bankers Acceptances outstanding on the Effective Date and identified on Schedule 1.01.
    "Existing Letters of Credit" means the Letters of Credit outstanding on the Effective Date and identified on Schedule 1.01.
"Extensions of Credit" means, collectively, the Loans, the Bankers Acceptances, the Letters of Credit and any participations in the Bankers Acceptances or Letters of Credit pursuant to Section 2.10(c) or 2.11(c).
"Factored Credit Balances" means the aggregate net amount then due to
M. Kamenstein, Corp. from HSBC Business Credit (USA) Inc. (successor to Republic Business Credit) pursuant to the Permitted Factoring Arrangement described in clause (ii) of the definition of "Permitted Factoring Arrangements", after deduction for all chargebacks, commissions and other reasonable deductions made or entitled to be made by HSBC Business Credit (USA) Inc., as factor.
    "Federal Funds Rate" means, for any day, the rate per annum (rounded, if necessary, to the next greater 1/100 of 1%)
    equal to the rate per annum at which the Administrative Agent is offered overnight Federal funds by a Federal funds broker selected by the Administrative Agent at or about 2:00
    p.m. on such day, provided that if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate at which the Administrative Agent is offered overnight Federal funds by such Federal funds broker at or about 2:00 p.m. on the next preceding Business Day.
    "Financial Officer" means, with respect to any Person, the president, chief financial officer, principal accounting officer, treasurer or controller of such Person.
    "Fixed   Charge  Coverage  Ratio"  means,  at  any  date   of
    determination,   the   ratio  of   Consolidated   EBITDA   to
    Consolidated Fixed Charges for the four fiscal quarter period ending on such date or, if such date is not the last day of a fiscal quarter, for the immediately preceding four fiscal quarter period.
    "Foreign  Lender"  means any Lender that is  organized  under the laws of a jurisdiction other than that in which the applicable Loan Party is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.
    "GAAP" means generally accepted accounting principles in the United States of America.
    "Governmental Authority" means the government of  the  United
    States   of  America,  any  other  nation  or  any  political
    subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.
    "Guarantee" of or by any Person (the "guarantor")  means  any
    obligation,   contingent  or  otherwise,  of  the   guarantor
    guaranteeing  or  having the economic effect of  guaranteeing any  Indebtedness  or other obligation of  any  other  Person
    (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (a) to purchase or pay (or advance or
    supply   funds   for  the  purchase  or  payment   of)   such
    Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation, provided that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business.
    The term "Guaranteed" has a meaning correlative thereto.
    "Guarantee   Agreement"   means  the   Guarantee   Agreement,
    substantially  in the form of Exhibit D, among the  Borrower, the  Guarantors and the Administrative Agent, for the benefit of the Credit Parties.
    "Guarantor" means each of the entities set forth on  Schedule
    4.12 and any other Subsidiary of the Borrower organized under the laws of the United States of America or any state thereof that executes and delivers the Guarantee Agreement, in  each  case  in accordance with Section 5.01(c),  6.11  or
    6.15. The Prestige Subsidiaries are not and shall not be required to become Guarantors.
    "Hazardous  Materials"  means all  explosive  or  radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum
    distillates,  asbestos  or  asbestos  containing   materials,
    polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.
    "Hedging   Agreement"  means  any  interest  rate  protection
    agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging arrangement. "Indebtedness" of any Person means, without duplication, (a)
    all obligations of such Person for borrowed money or in connection with deposits or advances of any kind paid to, received by or otherwise for the account of, such Person,
    (b)  all  obligations  of  such Person  evidenced  by  bonds,
    debentures,   notes   or   similar   instruments,   (c)   all
    obligations of such Person upon which interest charges are customarily paid (other than as a penalty for non-payment),
    (d) all obligations of such Person under conditional sale  or
    other   title  retention  agreements  relating  to   property
    acquired  by such Person, (e) all obligations of such  Person in  respect  of  the deferred purchase price of  property  or
    services   (excluding  accounts  payable  incurred   in   the
    ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an  existing  right, contingent or otherwise, to  be  secured
    by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (g) all Guarantees by such Person of Indebtedness of  others, (h) all Capital Lease Obligations of such Person,
    (i)  all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty and (j) all obligations, contingent or
    otherwise,   of   such   Person  in   respect   of   bankers'
    acceptances.  The  Indebtedness of any Person  shall  include
    the   Indebtedness  of  any  other  entity   (including   any
    partnership  in  which such Person is a general  partner)  to the  extent  such Person is liable therefor as  a  result  of such  Person's  ownership interest in or  other  relationship with  such  entity, except to the extent the  terms  of  such
    Indebtedness   provide  that  such  Person  is   not   liable
    therefor.
    "Indemnified Taxes" means Taxes other than Excluded Taxes. "Indemnitee" has the meaning assigned to such term in
    Section 10.03(b).
    "Interest  Election Request" means a request by the  Borrower to  convert  or  continue  a  Borrowing  in  accordance  with
    Section 3.02.
    "Interest Payment Date" means (a) with respect to any ABR Loan, the last day of each January, April, July and October and (b) with respect to any Eurodollar Loan, the last day  of the  Interest  Period applicable to the  Borrowing  of  which such Loan is a part and, in the case of a Eurodollar Borrowing with an Interest Period of more than three months' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration after the first day of such Interest Period.
    "Interest  Period"  means,  with respect  to  any  Eurodollar
    Borrowing,  the  period  commencing  on  the  date  of   such
    Borrowing and ending on the numerically corresponding day  in the calendar month that is one, two, three or six months thereafter or, if made available by all of the applicable Lenders, the period (x) commencing on the date of such Borrowing and ending on the corresponding day of the week that  is  two weeks thereafter or (y) commencing on the  date
    of   such   Borrowing   and   ending   on   the   numerically
    corresponding  day  in the calendar month  that  is  nine  or
    twelve   months  thereafter,  as  the  Borrower  may   elect,
    provided that (a) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day, unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (b) any Interest Period that commences on the last Business Day of a calendar month (or on  a day for which there is no numerically corresponding day in  the  last  calendar month of such Interest Period)  shall end  on  the last Business Day of the last calendar month  of such  Interest  Period. For purposes hereof, the  date  of  a
    Borrowing   initially  shall  be  the  date  on  which   such
    Borrowing is made and thereafter shall be the effective  date of  the  most  recent  conversion  or  continuation  of  such
    Borrowing.
    "Inventory"  means  all finished goods and other  merchandise of the Borrower and the Domestic Subsidiaries, whether now owned or hereafter acquired, held for sale, excluding, to the  extent  included therein, raw materials,  intermediates,
    work-in-process,    packaging    materials,     semi-finished
    inventory, scrap inventory, manufacturing supplies and  spare parts.
    "Issuer" means BNY.
    "Lenders" means the Persons listed on Schedule 2.01 and any other Person that shall have become a party hereto pursuant to  an  Assignment and Acceptance, other than any such Person that  ceases  to be a party hereto pursuant to an  Assignment and Acceptance.
"Letter of Credit" has the meanings set forth in Section 2.10(a). "Letter of Credit Commitment" means the commitment of the Issuer to issue Letters of Credit having an aggregate outstanding face amount up to $10,000,000.
"Letter of Credit Documentation" has the meaning set forth in Section
2.10(a).
"Letter of Credit Exposure" means in respect of any Lender at any time, an amount equal to (i) the sum (without duplication) at such time of (x) the aggregate undrawn face amount of the outstanding Letters of Credit, (y) the aggregate amount of unpaid drafts drawn on all Letters of Credit, and (z) the aggregate unpaid Reimbursement Obligations, multiplied by (ii) such Lender's Revolving Percentage at such time.
"Letter of Credit Fees" has the meaning set forth in Section 3.03(b). "Leverage Ratio" means, as of any date of determination, the ratio of
(i) Consolidated Total Debt as of such date to (ii) Consolidated EBITDA of the Borrower for the four consecutive fiscal quarter period ending on the last day of the most recent fiscal quarter for which the financial statements required by Sections 6.01(a) or 6.01(b), as the case may be, have been delivered.
    "LIBO Rate" means, with respect to the Interest Period applicable to any Eurodollar Borrowing, a rate of interest per  annum, as determined by the Administrative Agent,  equal to  the  rate for deposits in dollars for a period comparable to  such Interest Period which appears on Telerate Page  3750 as of 11:00 a.m., London time, on the day that is two Business Days prior to the first day of such Interest Period. If such rate does not appear on Telerate Page 3750, the  LIBO  Rate  shall  be the rate per  annum  (rounded,  if
    necessary,  to  the  nearest  one  hundred-thousandth  of   a
    percentage  point) at which deposits in dollars  are  offered by four major banks in the London interbank market at approximately 11:00 a.m., London time, on the day that is two Business Days prior to the first day of such Interest Period to prime banks in the London interbank market for a period of one month commencing on the first day of such Interest Period in an amount comparable to the principal
    amount  of  such  Eurodollar Borrowing.   The  Administrative
    Agent  will request the principal London office of each  such bank  to  provide a quotation of its rate.  If at  least  two such  quotations are provided as requested, the rate for such
    Interest  Period  shall  be  the  arithmetic  mean   of   the
    quotations.   If  fewer then two quotations are  provided  as
    requested,  the rate for such Interest Period  shall  be  the arithmetic  mean of the rates quoted by major  banks  in  New
    York   City,  selected  by  the  Administrative   Agent,   at
    approximately  11:00 a.m., New York City time,  on  the  date that  is  two  Business Days prior to the first day  of  such
    Interest Period for loans in dollars to leading European banks for a period of one month commencing on the first day of  such  Interest  Period in an amount  comparable  to  such
    Eurodollar Borrowing.
    "Lien"  means,  with respect to any asset, (a) any  mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b) the interest of a vendor or a lessor under any conditional sale
    agreement,   capital  lease  or  title  retention   agreement
    relating  to  such asset and (c) in the case  of  securities, any  purchase option, call or similar right of a third  party with respect to such securities.
    "Loan  Documents"  means  this  Agreement,  the  Notes,   the
    Guarantee Agreement, the Security Documents and all other agreements, instruments and documents executed or delivered in connection herewith.
    "Loan Parties" means the Borrower and the Guarantors.
    "Loans"  means the Revolving Loans or the Swing  Line  Loans, as the case may be.
    "Margin  Stock"  has the meaning assigned  to  such  term  in
    Regulation U.
    "Material Adverse Effect" means a material adverse effect  on
    (a)   the   business,   assets,  operations,   prospects   or
    condition, financial or otherwise, of the Borrower and the Subsidiaries, taken as a whole, (b) the ability of any Loan
    Party to perform any of its obligations under any Loan Document or (c) the rights of or benefits available to any Credit Party under any Loan Document.
    "Material   Indebtedness"  means  Indebtedness  (other   than
    Indebtedness under the Loan Documents) or obligations in respect of one or more Hedging Agreements, of any one or more of the Borrower and the Subsidiaries, whether arising pursuant to one or more instruments or agreements, in an
    aggregate   principal  amount  exceeding   $1,000,000.    For
    purposes   of   determining   Material   Indebtedness,    the
    "principal amount" of the obligations of the Borrower or any Subsidiary in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Borrower or such Subsidiary, as
    applicable,  would  be  required  to  pay  if  such   Hedging
    Agreement were terminated at such time.
    "Monitoring"  has  the meaning assigned  thereto  in  Section
    6.14.
    "Mortgage"  has  the  meaning  assigned  thereto  in  Section
    5.01(q).
    "Mortgage  Documents"  has the meaning  assigned  thereto  in
    Section 5.01(q).
    "Multiemployer  Plan" means a multiemployer plan  as  defined in Section 4001(a)(3) of ERISA.
    "Net     Proceeds"    means,    with    respect    to     any
    Prepayment/Reduction  Event, (a) the cash  proceeds  received in  respect of such Prepayment/Reduction Event, including (i)
    any  cash  received in respect of any non-cash proceeds,  but only as and when received, (ii) in the case of a casualty, insurance proceeds and (iii) in the case of a condemnation or  similar event, condemnation awards and similar  payments,
    minus   (b)   the  sum  of  (i)  all  reasonable   fees   and
    out-of-pocket  expenses paid by the Borrower or  any  of  the
    Subsidiaries  to  third  parties  in  connection  with   such
    Prepayment/Reduction Event, (ii) in the case of a sale, transfer, lease or other disposition of an asset (including pursuant to a sale and leaseback transaction), the amount of all payments required to be made by such Borrower and the Subsidiaries as a result thereof to repay Indebtedness (other than the Loans) secured by such asset or otherwise subject to mandatory payment as a result thereof and (iii)
    the amount of all taxes paid (or reasonably estimated to be payable) by such Borrower and the Subsidiaries, and the amount of any reserves established by such Borrower and the
    Subsidiaries   to  fund  contingent  liabilities   reasonably
    estimated  to be payable, in each case during the  year  that such event occurred or the next succeeding year and that  are
    directly   attributable   to  such   event   (as   determined
    reasonably  and in good faith by the chief financial  officer of such Borrower).
    "Non-Purchased   Account  Receivable"  means   all   Accounts
    Receivable other than Accounts Receivable that have been purchased by a factor pursuant to a Permitted Factoring Agreement.
    "Note" means a Revolving Note or the Swing Line Note, as  the case may be.
    "Obligations" means (a) the due and punctual payment of (i) principal of and premium, if any, and interest (including interest accruing during the pendency of any bankruptcy,
    insolvency,   receivership  or  other   similar   proceeding,
    regardless   of   whether  allowed  or  allowable   in   such
    proceeding) on the Loans, the Bankers Acceptance Exposure  or
    the Letter of Credit Exposure, when and as due, whether at maturity, by acceleration, upon one or more dates set for
    prepayment   or  otherwise,  and  (ii)  all  other   monetary
    obligations,  including  fees, commissions,  costs,  expenses
    and   indemnities,   whether  primary,   secondary,   direct,
    contingent,   fixed   or   otherwise   (including    monetary
    obligations  incurred during the pendency of any  bankruptcy,
    insolvency,   receivership  or  other   similar   proceeding,
    regardless   of   whether  allowed  or  allowable   in   such
    proceeding), of the Borrower or any other Loan Party to the Administrative Agent, the Lenders, the BA Issuer, the Issuer
    or  the  Swing Line Lender, or that are otherwise payable  to the Administrative Agent, the Lenders, the BA Issuer, the Issuer or the Swing Line Lender, under this Agreement and
    the   other   Loan  Documents,  (b)  the  due  and   punctual
    performance of all covenants, agreements, obligations and liabilities of the Borrower or any other Loan Party under or pursuant to this Agreement and the other Loan Documents and
    (c)  unless otherwise agreed upon in writing by the  Lenders, all obligations of the Borrower, monetary or otherwise, under each Hedging Agreement entered into with any Lender
    (or an Affiliate thereof) as a counterparty.
    "Other Taxes" means any and all current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or  otherwise with respect to, the Loan Documents, other than
    Excluded Taxes.
    "Participant"  has  the  meaning assigned  to  such  term  in
    Section 10.04(e).
    "PBGC"   means  the  Pension  Benefit  Guaranty   Corporation
    referred to and defined in ERISA and any successor entity performing similar functions.
    "Perfection Certificate" means a certificate in the form of Annex 1 to the Security Agreement or any other form approved by the Administrative Agent.
"Permitted Acquisition" means the purchase, holding or acquisition of (including pursuant to any merger) any capital stock, evidences of indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of any other Person, or the purchase or acquisition of (in one transaction or a series of transactions (including pursuant to any merger)) any assets of any other Person constituting a business unit (each an "acquisition"), provided that, (i) at the time thereof and immediately after giving effect thereto no Default shall have occurred and be continuing, (ii) the aggregate amount of consideration paid, and Indebtedness assumed, by the Borrower and the Subsidiaries shall not exceed $10,000,000 with respect to any single acquisition or $20,000,000 in the aggregate for all acquisitions, (iii) such Person or business unit, as the case may be, is in substantially the same business as the Borrower and (iv) the Borrower shall have complied with the provisions of Section 6.11 with respect to such Person.
    "Permitted Encumbrances" means:
     (a) Liens imposed by law for taxes that are not yet due or are being contested in compliance with Section 6.04;
     (b) landlords', carriers', warehousemen's, mechanics', materialmen's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than 60 days or are being contested in compliance with Section 6.04;
     (c) pledges and deposits made in the ordinary course of business in compliance with workers' compensation, unemployment insurance and other social security laws or regulations;
     (d) deposits to secure the performance of bids, trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business;
     (e) attachment or judgment liens in respect of judgments, writs or warrants of attachment or similar process that do not constitute an Event of Default under clause (k) of Article 8;
     (f) easements, zoning restrictions, rights-of-way and similar encumbrances on real property imposed by law or arising in the ordinary course of business that do not secure any monetary obligations and do not materially detract from the value of the affected property or interfere with the ordinary conduct of business of the Borrower or any Subsidiary; and
     (g) Liens on patents, patent applications, trademarks, trademark applications, trade names, copyrights, technology and know-how to the extent such Liens arise from the granting (i) of exclusive licenses with respect to the foregoing if it relates to either
     (x) intellectual property which is immaterial and not necessary for the on-going conduct of the Borrower's or any Subsidiary's business or (y) uses that would not materially restrict the conduct of the Borrower's or any Subsidiary's on-going businesses and (ii) of non-exclusive licenses to use any of the foregoing to any Person, in either case in the ordinary course of business of the Borrower or any of its Subsidiaries.
"Permitted Factoring Arrangements" means, collectively, (i) the factoring, sale or assignment by the Borrower or any Subsidiary of its accounts receivable in the ordinary course of business on terms and conditions satisfactory to the Required Lenders; provided, that (x) the aggregate amount of accounts receivable of the Borrower and its Subsidiaries subject to all such arrangements shall not to exceed $3,000,000 at any one time, (y) the factor, purchaser or assignee of such accounts receivable shall not, and shall agree not to, make or permit to exist any loan, anticipated payment or advance to, or otherwise extend credit to or for the benefit of, or guarantee to others any obligation of, the Borrower or any Subsidiary and (z) before and after entering into any such arrangement, no Default shall have occurred and be continuing or would result therefrom and (ii) the agreement dated May 1, 1996 between Republic Business Credit (formerly known as Republic Factors Corp.) and M. Kamenstein, Inc., as amended through the Effective Date.
    "Permitted Investments" means:
     (a) direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the United States of America (or by any agency thereof to the extent that such obligations are backed by the full faith and credit of the United States of America), in each case measuring within one year from the date of acquisition thereof;
     (b) investments in commercial paper maturing within 270 days from the date of acquisition thereof and having, at such date of acquisition, the highest credit rating obtainable from Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, or any successor thereto, or from Moody's Investors Service, Inc. or any successor thereto;
     (c) investments in certificates of deposit, banker's acceptances and time deposits maturing within 180 days from the date of acquisition thereof issued or guaranteed by or placed with, and money market deposit accounts issued or offered by, any domestic office of any commercial bank organized under the laws of the United States of America or any State thereof that has a combined capital and surplus and undivided profits of not less than $500,000,000; and
     (d) fully collateralized repurchase agreements with a term of not more than 30 days for securities described in clause (a) of this definition and entered into with a financial institution satisfying the criteria described in clause (c) of this definition.
    "Person"  means  any  natural  person,  corporation,  limited
    liability   company,   trust,  joint  venture,   association,
    company,   partnership,  Governmental  Authority   or   other
    entity.
    "Plan" means any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 302 of ERISA,
    and in respect of which the Borrower, any Subsidiary or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer"
    as defined in Section 3(5) of ERISA.
    "Pledged  Debt"  has  the  meaning assigned  thereto  in  the
    Security Agreement.
    "Pledged  Equity"  has the meaning assigned  thereto  in  the
    Security Agreement.
    "Prepayment/Reduction Event" means:
     (a) any non-ordinary course sale, transfer, lease or other disposition (including pursuant to a sale and leaseback transaction) of any property or asset of the Borrower or any of the Subsidiaries, other than (i) dispositions described in clause
     (a), (b), (c) or (d) of Section 7.05 and (ii) other dispositions resulting in aggregate Net Proceeds not exceeding $1,000,000 during any fiscal year of the Borrower;
     (b) any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property or asset of the Borrower or any of the Subsidiaries, other than casualties, insured damage or takings resulting in aggregate Net Proceeds not exceeding $1,000,000 during any fiscal year; and
     (c) the incurrence by the Borrower or any of the Subsidiaries of any Indebtedness prohibited by any Loan Document.
    "Prestige   Subsidiaries"   means,   collectively,   Prestige
    Italiana   S.p.A.,   an   Italian   company,   and   Prestige
    Haushaltswaren GmbH, a German company, each a non-wholly owned Subsidiary of the Borrower.
    "Prime Rate" means the rate of interest per annum publicly announced from time to time by BNY as its prime commercial lending rate; each change in the Prime Rate being effective
    from   and   including  the  date  such  change  is  publicly
    announced as being effective. The Prime Rate is not  intended to  be  lowest rate of interest charged by BNY in  connection with extensions of credit to borrowers.
    "Real  Property" means all real property owned or  leased  by the Borrower or any Domestic Subsidiary.
    "Register"  has  the  meaning  assigned  to  such   term   in
    Section 10.04(c).
    "Regulation T" means Regulation T of the Board as  from  time
    to   time   in   effect   and  all   official   rulings   and
    interpretations thereunder or thereof.
    "Regulation U" means Regulation U of the Board as  from  time
    to   time   in   effect   and  all   official   rulings   and
    interpretations thereunder or thereof.
    "Regulation X" means Regulation X of the Board as  from  time
    to   time   in   effect   and  all   official   rulings   and
    interpretations thereunder or thereof.
    "Reimbursement    Obligation"   means,   collectively,    the
    obligation  of  the Borrower to the Issuer  with  respect  to each Letter of Credit and all documents, instruments and other agreements related thereto, including the obligation of the Borrower to reimburse the Issuer for amounts drawn under such Letter of Credit.
    "Related  Parties"  means,  with  respect  to  any  specified
    Person,   such   Person's  Affiliates  and   the   respective
    directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.
    "Required  Lenders"  means,  at  any  time,  Lenders   having
    Revolving   Exposures   and  unused   Revolving   Commitments
    representing 75% of the sum of the total Revolving  Exposures and unused Revolving Commitments at such time.
    "Restricted  Payment" means, as to any Person,  any  dividend or other distribution by such Person (whether in cash, securities or other property) with respect to any shares of any class of equity securities of such Person, or any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of
    the    purchase,    redemption,   retirement,    acquisition,
    cancellation or termination of any such shares or any option, warrant or other right to acquire any such shares. "Revolving Commitment" means, with respect to each Lender having a Revolving Commitment, the commitment of such Lender to make Revolving Loans and create Bankers Acceptances hereunder, as such commitment may be reduced or increased from time to time pursuant to Section 2.06 or pursuant to assignments by or to such Lender pursuant to Section 10.04.
    The  initial  amount  of each applicable  Lender's  Revolving
    Commitment  is  set  forth  on  Schedule  2.01,  or  in   the
    Assignment and Acceptance pursuant to which such Lender shall have assumed its Revolving Commitment, as applicable.
    The aggregate amount of the Revolving Commitments on the Effective Date is $45,000,000.
    "Revolving  Exposure" means, with respect to  any  Lender  at any time, the sum as of such time of (i) the outstanding principal balance of such Lender's Revolving Loans, plus
    (ii) such Lender's Swing Line Exposure, plus (iii) such Lender's Letter of Credit Exposure, plus (iv) such Lender's Bankers Acceptance Exposure.
    "Revolving  Loan" means a Loan referred to  in  Section  2.01 and made pursuant to Section 2.03.
    "Revolving Maturity Date" means November 8, 2004.
    "Revolving  Note"  means,  with respect  to  each  Lender,  a promissory note evidencing such Lender's Revolving Loans payable to the order of such Lender (or, if required by such
    Lender,   to   such   Lender  and  its  registered   assigns)
    substantially in the form of Exhibit C-1.
    "Revolving Percentage" means, as of any date and with respect to each Lender, the percentage equal to a fraction
    (i)  the  numerator of which is the Revolving  Commitment  of such Lender on such date (or, if there are no Revolving Commitments on such date, on the last date upon which one or more Revolving Commitments were in effect), and (ii) the denominator of which is sum of the Revolving Commitments of all Lenders on such date (or, if there are no Revolving Commitments on such date, on the last date upon which one or more Revolving Commitments were in effect).
    "Secured  Parties" means the "Secured Parties" as defined  in the Security Agreement.
    "Security    Agreement"   means   the   Security   Agreement,
    substantially  in the form of Exhibit E, among the  Borrower, the  Guarantors and the Administrative Agent, for the benefit of the Secured Parties.
    "Security  Documents"  means  the  Security  Agreement,   the
    Mortgage   Documents  and  each  other  security   agreement,
    instrument  or other document executed or delivered  pursuant to Section 6.11 or 6.15 to secure any of the Obligations. "Statutory Reserve Rate" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Administrative
    Agent   is   subject  for  eurocurrency  funding   (currently
    referred to as "Eurocurrency Liabilities" in Regulation D  of
    the  Board).  Such  reserve percentages shall  include  those
    imposed  pursuant  to  such Regulation D.   Eurodollar  Loans
    shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.
    "Subsidiary"   means,  with  respect  to  any   Person   (the
    "parent")  at  any  date, any corporation, limited  liability
    company,   partnership,  association  or  other  entity   the
    accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such  financial  statements were prepared in accordance  with
    GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the  ordinary  voting power or, in the case of a partnership, more  than 50% of the general partnership interests  are,  as of  such date, owned, controlled or held by the parent or one
    or  more  subsidiaries  of the parent.   Unless  the  context
    otherwise requires, "Subsidiary" means any Subsidiary of  the
    Borrower.
    "Swing   Line  Commitment"  means  the  Swing  Line  Lender's
    undertaking pursuant hereto to make Swing Line Loans in an aggregate amount up to $5,000,000.
    "Swing Line Exposure" means in respect of any Lender at any time, an amount equal to the aggregate outstanding principal amount of the Swing Line Loans at such time multiplied by such Lender's Revolving Percentage at such time.
    "Swing Line Lender" means BNY.
    "Swing  Line  Loan" and "Swing Line Loans" have the  meanings set forth in Section 2.05(a).
    "Swing Line Note" means a promissory note evidencing the Swing Line Loans payable to the order of the Swing Line Lender substantially in the form of Exhibit C-2.
    "Swing  Line Participation Amount" has the meaning set  forth in Section 2.05(d).
    "Taxes" means any and all current or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.
       "Transactions" means (a) the execution, delivery and performance by each Loan Party of each Loan Document to which it is a party, (b) the incurrence of Extensions of Credit and (c) the use of the proceeds of the Loans.
    "Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on
    the  Loans  comprising  such  Borrowing,  is  determined   by
    reference  to  the Adjusted LIBO Rate or the  Alternate  Base
    Rate.
    "Withdrawal  Liability" means liability  to  a  Multiemployer
    Plan  as  a  result of a complete or partial withdrawal  from such Multiemployer Plan, as such terms are defined in Part  I of Subtitle E of Title IV of ERISA.
Classification of Loans and Borrowings
    For purposes of this Agreement, Loans may be classified and referred to by class (e.g., a "Revolving Loan") or by Type (e.g., a "Eurodollar Loan") or by class and Type (e.g., a
    "Eurodollar  Revolving  Loan").   Borrowings  also   may   be
    classified and referred to by class (e.g., a "Revolving Borrowing") or by Type (e.g., a "Eurodollar Borrowing") or
    by   class   and   Type   (e.g.,  a   "Eurodollar   Revolving
    Borrowing").
Terms Generally
    The  definitions of terms herein shall apply equally  to  the
    singular  and  plural forms of the terms  defined.   Whenever
    the  context  may  require,  any pronoun  shall  include  the
    corresponding  masculine, feminine  and  neuter  forms.   The
    words  "include", "includes" and "including" shall be  deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires
    otherwise,  (a)  any  definition  of  or  reference  to   any
    agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified, (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder", and  words of similar import, shall be construed to refer  to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to  Articles and Sections of, and Exhibits and Schedules  to,
    this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to  refer  to any and all tangible and intangible assets  and
    properties,   including   cash,  securities,   accounts   and
    contract  rights.   Any reference to an  "applicable  Lender"
    shall mean (a) in the case of Revolving Borrowings, Lenders having a Revolving Commitment and (b) in the case of Swing
    Line Borrowings, the Swing Line Lender.
Accounting Terms; GAAP
    Except  as otherwise expressly provided herein, all terms  of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time, provided that, if the Borrower notify the Administrative
    Agent  that  the  Borrower  requests  an  amendment  to   any
    provision  hereof  to  eliminate the  effect  of  any  change
    occurring   after  the  date  hereof  in  GAAP  or   in   the
    application  thereof on the operation of such  provision  (or if the Administrative Agent notifies the Borrower that the Required Lenders request an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in
    the  application  thereof,  then  such  provision  shall   be
    interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective
    until   such  notice  shall  have  been  withdrawn  or   such
    provision   amended  in  accordance  herewith.   Unless   the
    context otherwise requires, any reference to a fiscal period shall refer to the relevant fiscal period of the Borrower.
THE CREDITS
Commitments
          Subject to the terms and conditions set forth herein,
each Lender having a Revolving Commitment agrees to make
Revolving Loans to the Borrower from time to time during the Availability Period in an aggregate principal amount up to the lesser of (i) an amount that will not result in such Lender's Revolving Exposure exceeding such Lender's Revolving Commitment and (ii) such Lender's Commitment Percentage of the Borrowing
Base Amount.  Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Revolving Loans.
Loans and Borrowings
Each Revolving Loan shall be made as part of a Borrowing consisting of Revolving Loans made by the applicable Lenders ratably in accordance
with  their  respective Revolving Commitments.   The  failure  of  any
Lender to make any Loan required to be made by it shall not relieve any other Lender of its obligations hereunder, provided that the Revolving Commitments of the applicable Lenders are several, and no Lender shall be responsible for any other Lender's failure to make Loans as required.
Subject to Section 3.04, each Borrowing shall be comprised entirely of ABR Loans or Eurodollar Loans, as applicable, in each case as the Borrower may request in accordance herewith. Each applicable Lender at its option may make any Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan, provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement.
At the commencement of each Interest Period for any Eurodollar Borrowing, such Borrowing shall be in an aggregate amount that is equal to $1,500,000 or an integral multiple of $300,000 in excess thereof. At the time that each ABR Borrowing is made, such Borrowing shall be in an aggregate amount that is equal to $100,000 or an integral multiple thereof, provided that an ABR Revolving Borrowing may be in an aggregate amount that is equal to the entire unused balance of the total Revolving Commitments. Borrowings of more than one Type may be outstanding at the same time, provided that there shall not at any time be more than a total of 8 Eurodollar Borrowings outstanding.
Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Borrowing if the Interest Period requested with respect thereto would end after the Revolving Maturity Date, in the case of Revolving Loans.
Requests for Borrowings
    To request a Borrowing, the Borrower shall notify the Administrative Agent of such request by telephone (a) in the case  of  a Eurodollar Borrowing, not later than 11:00  a.m.,
    New  York City time, three Business Days before the  date  of the proposed Borrowing or (b) in the case of an ABR Borrowing, not later than 11:00 a.m., New York City time, on the date of the proposed Borrowing. Each such telephonic Credit Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Credit Request in a form approved by the Administrative Agent signed by the Borrower. Each such telephonic and written Credit Request shall specify the following information in compliance with Section 2.02:
the aggregate amount of the requested Borrowing;
the date of such Borrowing, which shall be a Business Day;
whether such Borrowing is to be an ABR Borrowing or a Eurodollar
Borrowing;
in the case of a Eurodollar Borrowing, the initial Interest
Period to be applicable thereto, which shall be a period
contemplated by the definition of the term "Interest Period"; and
the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of
Section 2.04.
If no election as to the Type of Borrowing is specified, then the requested Borrowing shall be an ABR Borrowing. If no Interest
Period is specified with respect to any requested Eurodollar Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. Promptly following receipt of a Credit Request in accordance with this Section, the Administrative Agent shall advise each applicable Lender of the details thereof and of the amount of such Lender's Loan to be made as part of the requested Borrowing.
Funding of Borrowings
Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds by 1:00 p.m., New York City time, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the
Lenders.   The Administrative Agent will make such Loans available  to the Borrower by promptly crediting or otherwise transferring the amounts so received, in like funds, to an account of the Borrower maintained with the Administrative Agent and designated by the Borrower in the applicable Credit Request.
Unless the Administrative Agent shall have received notice from a Lender prior to the proposed date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's share of such Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with
Section 2.04(a) and may, in reliance upon such assumption, make available to the Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and the Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to the Borrower to but excluding the date of payment to the Administrative Agent, at (i) in the case of such Lender, the greater of the Federal Funds Rate and a rate determined by the Administrative
Agent   in   accordance  with  banking  industry  rules  on  interbank
compensation or (ii) in the case of the Borrower, the interest rate that would be otherwise applicable to such Borrowing. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Loan included in such Borrowing.
Swing Line Loans
Subject to the terms and conditions hereof, the Swing Line Lender agrees to make swing line loans (each a "Swing Line Loan" and, collectively, the "Swing Line Loans") to the Borrower from time to time on any Business Day during the period from the Effective Date to the sixth Business Day preceding the Revolving Maturity Date, provided that (i) immediately after making each Swing Line Loan, the aggregate outstanding principal balance of the Swing Line Loans will not exceed the Swing Line Commitment, and the Aggregate Revolving Exposure will not exceed the lesser of (A) the Aggregate Revolving Commitment and
(B) the Borrowing Base Amount, (ii) prior thereto or simultaneously therewith the Borrower shall have borrowed Revolving Loans, (iii) no Lender shall be in default of its obligations under this Agreement and
(iv) no Credit Party shall have notified the Swing Line Lender and the Borrower in writing at least one Business Day prior to the Borrowing Date with respect to such Swing Line Loan, that the conditions set forth in Section 5.02 have not been satisfied and such conditions remain unsatisfied as of the requested time of the making such Swing Line Loan.
To   request  a  Swing  Line  Loan,  the  Borrower  shall  notify  the
Administrative Agent and the Swing Line Lender by the delivery of a Credit Request, which shall be sent by facsimile and shall be irrevocable (confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Credit Request in a form approved by the Administrative Agent signed by the Borrower), no later than: 11:00 a.m., on the requested Borrowing Date, specifying (i) the aggregate principal amount to be borrowed and (ii) the requested Borrowing Date. The Swing Line Lender will, subject to its determination that the terms and conditions of this Agreement have been satisfied, make the
requested  amount  available  promptly  on  that  same  day,  to   the
Administrative Agent (for the account of the Borrower) who, thereupon, will promptly make such amount available to the Borrower by crediting the account of the Borrower pursuant to Section 2.04. Each Borrowing of a Swing Line Loan shall be in an aggregate principal amount equal to $100,000 or, if less, the unused portion of the Swing Line Commitment.
The Swing Line Lender shall not be obligated to make any Swing Line Loan at a time when any Lender shall be in default of its obligations under this Agreement unless arrangements to eliminate the Swing Line Lender's risk with respect to such defaulting Lender's participation in such Swing Line Loan shall have been made for the benefit of the Swing Line Lender and such arrangements are satisfactory to the Swing Line Lender. The Swing Line Lender will not make a Swing Line Loan if the Administrative Agent, or any Lender by notice to the Swing Line Lender and the Borrower no later than one Business Day prior to the Borrowing Date with respect to such Swing Line Loan, shall have determined that the conditions set forth in Section 5.02 have not been satisfied and such conditions remain unsatisfied as of the requested time of the making of such Swing Line Loan. Each Swing Line Loan shall be due and payable on the earliest to occur of the seventh day after the Borrowing Date thereof, the fifth Business Day prior to the Revolving Credit Commitment Termination Date, the date on which the Swing Line Commitment shall have been voluntarily terminated by the Borrower or the Swing Line Lender in accordance with Section 2.06, and the date on which the Swing Line Loans shall become due and payable
pursuant  to  the  provisions  hereof,  whether  by  acceleration   or
otherwise.
Upon each receipt by a Lender of notice of an Event of Default from the Administrative Agent pursuant to Article 9, such Lender shall purchase unconditionally, irrevocably, and severally from the Swing Line Lender a participation in the outstanding Swing Line Loans (including accrued interest thereon) in an amount equal to the product of its Commitment Percentage and the outstanding amount of the Swing Line Loans (the "Swing Line Participation Amount"). Each Lender shall also be liable for an amount equal to the product of its Commitment Percentage and any amounts paid by the Borrower pursuant to this subsection  (d)  that are subsequently rescinded or avoided,  or  must
otherwise  be  restored  or  returned.   Such  liabilities  shall   be
unconditional and without regard to the occurrence of any Default or the compliance by the Borrower with any of its obligations under the Loan Documents. In furtherance of this subsection, upon each receipt by a Lender of notice of an Event of Default from the Administrative Agent, such Lender shall promptly make available to the Administrative Agent for the account of the Swing Line Lender its Swing Line Participation Amount, in lawful money of the United States and in immediately available funds. The Administrative Agent shall deliver the payments made by each Lender pursuant to the immediately preceding sentence to the Swing Line Lender promptly upon receipt thereof in like funds as received. If a Lender does not make its Swing Line Participation Amount so available, such Lender shall be required to pay interest to the Administrative Agent for the account of the Swing Line Lender from the date such amount was due until paid in full, on the unpaid portion thereof, at the rate set forth in Section 2.04(b),
payable  upon  demand  by the Swing Line Lender.   The  Administrative
Agent shall distribute such interest payments to the Swing Line Lender
upon  receipt  thereof  in  like  funds  as  received.   Whenever  the
Administrative Agent is reimbursed by the Borrower, for the account of the Swing Line Lender, for any payment in connection with Swing Line Loans and such payment relates to an amount previously paid by a
Lender pursuant to this Section, the Administrative Agent will promptly pay over such payment to such Lender.
Termination and Reduction of Commitments
Unless previously terminated, (i) the Revolving Commitments shall terminate on the Revolving Maturity Date and (ii) the Swing Line Commitment shall terminate on the sixth Business Day prior to the Revolving Maturity Date.
The aggregate Revolving Commitments of all Lenders shall be reduced to
(i)  $40,000,000 on December 31, 2002 and (ii) $35,000,000 on December
31, 2003, and, in the event that Aggregate Revolving Exposure shall exceed the aggregate Revolving Commitments after giving effect to each such reduction, the Borrower shall prepay the Revolving Loans in accordance with Section 2.08(d).
The Borrower may at any time terminate, or from time to time reduce, the Revolving Commitments, provided that (i) the Borrower shall not terminate or reduce the Revolving Commitments if, after giving effect to any concurrent prepayment of the Revolving Loans in accordance with
Section 2.08, the sum of the Revolving Exposures would exceed the total Revolving Commitments and (ii) each such reduction shall be in an amount that is an integral multiple of $500,000 and not less than $1,000,000.
The Borrower may at any time terminate, or from time to time reduce, the Swing Line Commitment, provided that the Borrower shall not terminate or reduce the Swing Line Commitment if, after giving effect to any concurrent prepayment of the Swing Line Loans in accordance with Section 2.05(c), the aggregate outstanding principal amount of all Swing Line Loans would exceed the Swing Line Commitments.
Each  reduction of the Revolving Commitments hereunder shall  be  made
ratably  among  the  applicable  Lenders  in  accordance  with   their
respective  Revolving  Commitments.  The  Borrower  shall  notify  the
Administrative Agent of any election to terminate or reduce the Revolving Commitments under Section 2.06(c) at least three Business Days prior to the effective date of such termination or reduction,
specifying  such  election and the effective date  thereof.   Promptly
following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Borrower pursuant to this Section 2.06 shall be irrevocable, provided that a notice of termination of the Revolving Commitments delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not
satisfied.   Any termination or reduction of the Revolving Commitments
hereunder shall be permanent.
Repayment of Loans; Evidence of Debt
The   Borrower  hereby  unconditionally  promises  to   pay   to   the
Administrative Agent for the account of each applicable Lender the then unpaid principal amount of each Revolving Loan and each Swing Line Loan on the Revolving Maturity Date.
Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the debt of the Borrower to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.
The Administrative Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender's share thereof.
The entries made in the accounts maintained pursuant to paragraphs (c) or (d) of this Section 2.07 shall, to the extent not inconsistent with any entries made in any Note, be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.
The Revolving Loans of each Lender and interest thereon shall at all times (including after assignment pursuant to Section 10.04) be represented by one or more Revolving Notes payable to the order of such Lender (or, if such Revolving Note is a registered note, to such Lender and its registered assigns). The Swing Line Loans and interest thereon shall at all times be represented by a Swing Line Note payable to the order of the Swing Line Lender.
Prepayment of Loans
The Borrower shall have the right at any time and from time to time to prepay any Borrowing in whole or in part, subject to the requirements of this Agreement, including, without limitation, Section 3.06.
In the event and on each occasion that any Net Proceeds are received by or on behalf of the Borrower or any Subsidiary in respect of any Prepayment/Reduction Event, then, immediately after such Net Proceeds are received, the Borrower shall prepay Revolving Borrowings in an amount equal to such Net Proceeds; provided, however, with respect to Net Proceeds received in respect of a Prepayment/Reduction Event described in clause (b) of the definition thereof, so long as no Default has occurred and is continuing, the Borrower shall not be required to use such Net Proceeds to prepay the Loans if (i) on or prior to receipt of such proceeds the Borrower shall have notified the Administrative Agent in writing that it intends to use such proceeds
to   replace  or  restore  any  property  within  180  days  of   such
Prepayment/Reduction Event and (ii) the Borrower shall have replaced or restored such property within such 180-day period (or, in the event that such property is incapable of being replaced or restored during such 180-day period, the Borrower shall have commenced the replacement or restoration of such property during such 180-day period).
If as of any date the Aggregate Revolving Exposure (excluding the aggregate undrawn face amount of the outstanding commercial Letters of Credit) as of such date exceeds the Borrowing Base Amount, then in such event the Borrower shall immediately prepay the Revolving Loans by an amount necessary to eliminate any such excess (and if the Revolving Loans have been paid in full and the Bankers Acceptance Exposure or the Letter of Credit Exposure of all Lenders is greater than zero, deposit into the Cash Collateral Account an amount equal to such excess).
In the event of any partial reduction or termination of the Revolving Commitments, then (i) at or prior to the date of such reduction or termination, the Administrative Agent shall notify the Borrower and the applicable Lenders of the sum of the Revolving Exposures after giving effect thereto and (ii) if such sum would exceed the total Revolving Commitments after giving effect to such reduction or termination, then the Borrower shall, on the date of such reduction or termination, prepay Revolving Borrowings in an amount sufficient to eliminate such excess; provided, however, that if on the date of such a reduction of the Aggregate Revolving Commitment, the Aggregate Revolving Exposure exceeds the aggregate Revolving Commitments of all of the Lenders after giving effect to such reduction and, if the Revolving Loans have been paid in full and the Bankers Acceptance Exposure or the Letter of Credit Exposure of all Lenders is greater than zero, the Borrower shall deposit into the Cash Collateral Account an amount in cash which would cause the balance on deposit in the Cash Collateral Account to equal the sum of the Bankers Acceptance Exposure and the Letter of Credit Exposure of all Lenders.
The Borrower shall notify the Administrative Agent by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of prepayment or
(ii) in the case of prepayment of an ABR Borrowing, not later than 11:00 a.m., New York City time, one Business Day before the date of
prepayment.   Each such notice shall be irrevocable and shall  specify
the  prepayment  date and the principal amount of  each  Borrowing  or portion  thereof  to  be  prepaid,  provided  that,  if  a  notice  of prepayment  is  given  in  connection with  a  conditional  notice  of
termination   of   the  Revolving  Commitments  as   contemplated   by
Section 2.06(e), then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.06(e). Promptly following receipt of any such notice relating to a Borrowing, the Administrative Agent shall advise the Lenders of the contents
thereof.   Each  partial  prepayment of any Borrowing  under  Sections
2.06(c) and 2.08(a) shall be in an integral multiple of $100,000 and not less than $500,000. Each prepayment of a Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Prepayments shall be accompanied by accrued interest to the extent required by Section 3.01.
Payments Generally; Pro Rata Treatment; Sharing of Setoffs
Each Loan Party shall make each payment required to be made by it hereunder or under any other Loan Document (whether of principal of Loans, interest or fees, or of amounts payable under Sections 3.05, 3.06, 3.07 or 10.03, or otherwise) prior to 12:00 noon, New York City time, on the date when due, in immediately available funds, without setoff or counterclaim. Any amounts received after such time on any date may, in the discretion of the Administrative Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. All such payments shall be made to the Administrative Agent at its office at One Wall Street, New York, New York, or such other office as to which the Administrative Agent may notify the other parties hereto, except that payments pursuant to Sections 3.05, 3.06, 3.07 and 10.03 shall be made directly to the Persons entitled thereto. The Administrative Agent shall distribute any such payments received by it for the account of any other Person
to  the appropriate recipient promptly following receipt thereof.   If
any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. All payments hereunder shall be made in dollars.
If at any time insufficient funds are received by and available to the Administrative Agent to pay fully all amounts of principal of Loans, interest, fees and commissions then due hereunder, such funds shall be applied (i) first, towards payment of interest, fees and commissions then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest, fees and commissions then due to such parties and (ii) second, towards payment of principal of Loans then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal of Loans then due to such parties.
If any Lender shall, by exercising any right of setoff or counterclaim or otherwise, obtain payment in respect of any principal of, or interest on, any of its Loans resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Loans and accrued interest thereon than the proportion received by any other applicable Lender, then the applicable Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Loans of other applicable Lenders to the extent necessary so that the benefit of all such payments shall be shared by the applicable Lenders ratably in accordance with the aggregate amount of principal of, and accrued interest on, their respective Loans, provided that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and (ii) the provisions of this paragraph shall not be construed to apply to any payment made by the Borrower pursuant to and in accordance with the express terms of this Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans to any assignee or participant, other than to the Borrower or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). Each Loan Party consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any
Lender   acquiring   a  participation  pursuant   to   the   foregoing
arrangements may exercise against such Loan Party rights of setoff and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of such Loan Party in the amount of such participation.
Unless the Administrative Agent shall have received notice from a Loan Party prior to the date on which any payment is due to the Administrative Agent for the account of the applicable Credit Parties hereunder that such Loan Party will not make such payment, the Administrative Agent may assume that such Loan Party has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to such Credit Parties the amount due. In such event, if such Loan Party has not in fact made such payment, then each such Credit Party severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Credit Party with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the greater of the Federal Funds Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation.
If any Credit Party shall fail to make any payment required to be made by it pursuant to Section 2.04, then the Administrative Agent may, in its discretion (notwithstanding any contrary provision hereof), apply any amounts thereafter received by the Administrative Agent for the
account   of  such  Credit  Party  to  satisfy  such  Credit   Party's
obligations under such Section until all such unsatisfied obligations are fully paid.
Letters of Credit
The Borrower may request the Issuer to issue letters of credit (the "Letters of Credit"; each, individually, a "Letter of Credit") during the period from the Effective Date to the thirtieth Business Day prior to the Revolving Maturity Date, provided that immediately after the issuance of each Letter of Credit (i) the Letter of Credit Exposure of all Lenders would not exceed the Letter of Credit Commitment, (ii) (A) if such Letter of Credit is a standby Letter of Credit, the Aggregate Revolving Exposure would not exceed the lesser of (1) the Aggregate Revolving Commitment and (2) the Borrowing Base Amount, and (B) if such Letter of Credit is a commercial Letter of Credit, the Aggregate
Revolving   Exposure   would  not  exceed  the   Aggregate   Revolving
Commitment, and (iii) the sum of the Letter of Credit Exposure of all Lenders plus the Bankers Acceptance Exposure of all Lenders would not exceed $10,000,000. To request the issuance of a Letter of Credit, the Borrower shall notify the Administrative Agent and the Issuer by the delivery of a Credit Request, which shall be sent by facsimile and shall be irrevocable (confirmed promptly, and in any event within five Business Days, by the delivery to the Administrative Agent of a Credit Request manually signed by the Borrower), at least three Business Days
prior   to  the  requested  date  of  issuance,  specifying  (A)   the
beneficiary of such Letter of Credit, (B) the Borrower's proposal as to the conditions under which a drawing may be made under such Letter of Credit and the documentation to be required in respect thereof, (C) the maximum amount to be available under such Letter of Credit, and
(D)  the  requested  dates  of issuance and expiration.   Such  Credit
Request shall be accompanied by a duly completed application for such Letter of Credit on such forms as may be made available from time to time by the Issuer and such other certificates, documents (including a reimbursement agreement) and other information as may be required by the Issuer in accordance with its customary procedures (collectively, the "Letter of Credit Documentation"). Upon receipt of such Credit Request from the Borrower, the Administrative Agent shall promptly notify each Lender thereof. Subject to the satisfaction of the terms and conditions of this Agreement, the Issuer shall issue each requested Letter of Credit. In the event of any conflict between the provisions of this Agreement and any Letter of Credit Documentation, the provisions of this Agreement shall control. Each of the Credit Parties hereby acknowledges and agrees that the Existing Letters of Credit are Letters of Credit hereunder and the Lenders hereby assume
and   are  jointly  and  severally  obligated  with  respect  to   all
Reimbursement Obligations related thereto.
Each Letter of Credit shall (i) be denominated in dollars, (ii) be issued for the account of the Borrower and in support of obligations, contingent or otherwise, of the Borrower or any Subsidiary arising in the ordinary course of business, and (iii) have an expiration date which shall be not later than one year from the date of issuance thereof, but in any event, with respect to all Letters of Credit, five Business Days before the Revolving Loan Maturity Date, provided that the expiration date of such Letter of Credit may be extended or such Letter of Credit may be renewed, provided, further, that any renewal, or any extension of any expiry date, of a Letter of Credit shall constitute the issuance of such Letter of Credit for all purposes of this Agreement.
Immediately upon the issuance of a Letter of Credit, the Issuer shall be deemed to have sold and transferred to each Lender, and each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Issuer, without recourse or warranty, an undivided interest and participation, to the extent of such Lender's Revolving Percentage thereof, in such Letter of Credit and the obligations of the Borrower with respect thereto and any security therefor and any guaranty pertaining thereto at any time existing. Each Lender, with respect to each Existing Letter of Credit, hereby purchases, without recourse or warranty, an undivided interest and participation, to the extent of such Lender's Revolving Percentage thereof, in each Existing Letter of Credit and the obligations of the Borrower with respect thereto and any such security therefor and guaranty pertaining thereto at any time existing.
The Issuer shall promptly notify (i) each Lender of the Issuer's receipt of a drawing request under any Letter of Credit, stating the amount of such Lender's Revolving Percentage of such drawing request and the date on which such request will be honored and (ii) the Administrative Agent and the Borrower of the amount of such drawing
request  and  the  date on which such request will  be  honored.   Any
failure of the Issuer to give or any delay in the Issuer's giving any such notice shall not release or diminish the obligations of the Borrower or any Lender hereunder. In determining whether to pay under any Letter of Credit, the Issuer shall have no obligation to any Lender or the Borrower other than to confirm that any documents required to be delivered under such Letter of Credit have been delivered and that they appear to comply on their face with the requirements of such Letter of Credit. In the absence of gross negligence or willful misconduct on the part of the Issuer, the Issuer shall have no liability to any Lender or the Borrower for any action taken or omitted to be taken by it under or in connection with any Letter of Credit, including any such action negligently taken or negligently omitted to be taken by it.
The Borrower shall pay to the Administrative Agent for the account of the Issuer on demand therefor, in dollars in immediately available funds, the amount of all Reimbursement Obligations then owing to the Issuer under any Letter of Credit, together with interest thereon as provided in Section 3.01, irrespective of any claim, setoff, defense or other right which the Borrower may have at any time against the Issuer or any other Person. In the event that the Issuer makes any payment under any Letter of Credit and the Borrower shall not have repaid such amount to the Issuer when due, the Issuer shall promptly notify each Lender of such failure, and each Lender shall promptly and unconditionally pay to the Administrative Agent, for the account of the Issuer, the amount of such Lender's Revolving Percentage of such payment in dollars in immediately available funds on the Business Day the Issuer so notifies such Lender if such notice is given prior to 12:00 Noon or, if such notice is given after 12:00 Noon, such Lender shall make its Revolving Percentage of such payment available to the Issuer prior to 12:00 Noon on the next succeeding Business Day.
If and to the extent any Lender shall not make such Lender's Revolving Percentage of any Reimbursement Obligations available to the Issuer when due in accordance with Section 2.10(e), such Lender shall pay interest to the Issuer on such unpaid amount for each day from the date such payment is due until the date such amount is paid in full to the Issuer at the Federal Funds Rate until (and including) the third Business Day after the date due and thereafter at the Alternate Base
Rate.   The obligations of the Lenders under this Section 2.10(f)  are several and not joint or joint and several, and the failure of any Lender to make available to the Issuer its Revolving Percentage of any Reimbursement Obligations when due in accordance with Section 2.10(e) shall not relieve any other Lender of its obligation hereunder to make
its   Revolving  Percentage  of  such  Reimbursement  Obligations   so
available when so due, but no Lender shall be responsible for the failure of any other Lender to make such other Lender's Revolving Percentage of such Reimbursement Obligations so available when so due. Whenever the Issuer receives a payment of a Reimbursement Obligation from or on behalf of the Borrower as to which the Issuer has received any payment from a Lender pursuant to Section 2.10(e), the Issuer shall promptly pay to such Lender an amount equal to such Lender's Revolving Percentage of such payment from or on behalf of the Borrower. If any payment by or on behalf of the Borrower and received by the Issuer with respect to any Letter of Credit is rescinded or must otherwise be returned by the Issuer for any reason and the Issuer has paid to any Lender any portion thereof, each such Lender shall forthwith pay over to the Issuer an amount equal to such Lender's Revolving Percentage of the amount which must be so returned by the Issuer.
Each  Lender,  upon  the  demand of the Issuer,  shall  reimburse  the
Issuer, to the extent the Issuer has not been reimbursed by the Borrower after demand therefor, for the reasonable costs and expenses (including reasonable attorneys' fees) incurred by the Issuer in
connection  with  the  collection  of  amounts  due  under,  and   the
preservation and enforcement of any rights conferred by, any Letter of Credit or the performance of the Issuer's obligations as issuer of the Letters of Credit under this Agreement in respect thereof, to the extent of such Lender's Revolving Percentage of the amount of such costs and expenses provided, however, that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements to the extent the same result solely from the gross
negligence  or  willful misconduct of the Issuer.   The  Issuer  shall
refund any costs and expenses reimbursed by such Lender that are subsequently recovered from the Borrower in an amount equal to such Lender's Revolving Percentage thereof.
The obligation of the Borrower to reimburse the Issuer pursuant to this Section 2.10, and the obligation of each Lender to make available to the Issuer the amounts set forth in this Section 2.10 shall be
absolute,   unconditional   and  irrevocable   under   any   and   all
circumstances, shall be made without reduction for any set-off, counterclaim or other deduction of any nature whatsoever, may not be terminated, suspended or delayed for any reason whatsoever, shall not be subject to any qualification or exception and shall be made in accordance with the terms and conditions of this Agreement under all circumstances, including any of the following circumstances: (1) any lack of validity or enforceability of this Agreement or any of the other Loan Documents, (2) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against a beneficiary named in a Letter of Credit, any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), the Issuer, any Lender or any other Person, whether in connection with this Agreement, any other Loan Document, any Letter of Credit, the transactions contemplated in the Loan Documents or any unrelated
transactions  (including  any  underlying  transaction   between   the
Borrower and the beneficiary named in any such Letter of Credit), (3) any draft, certificate or any other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect, (4) the surrender or impairment of any collateral for the performance or observance of any of the terms of any of the Loan Documents, (5) the occurrence of any Default or Event of Default or (6) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's or such
Lender's  obligations  hereunder.  The  Issuer  shall  not  have   any
liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure
to   make  any  payment  thereunder  (irrespective  of  any   of   the
circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuer. The
parties  hereto  expressly  agree  that,  in  the  absence  of   gross
negligence or willful misconduct on the part of the Issuer (as finally determined by a court of competent jurisdiction), the Issuer shall be
deemed  to  have  exercised  care  in  each  such  determination.   In
furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuer may, in its sole discretion,
either   accept   and   make  payment  upon  such  documents   without
responsibility for further investigation, regardless of any notice or information to the contrary, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.
Bankers Acceptances
The Borrower may request the BA Issuer to create Bankers Acceptances during the period from the Effective Date to the thirtieth Business Day prior to the Revolving Maturity Date, provided that immediately after the creation of each Bankers Acceptance (i) the Bankers
Acceptance Exposure of all Lenders would not exceed the Bankers Acceptance Commitment, (ii) the Aggregate Revolving Exposure would not exceed the lesser of (a) the Aggregate Revolving Commitment and (B) the Borrowing Base Amount, and (iii) the sum of the Letter of Credit Exposure of all Lenders plus the Bankers Acceptance Exposure of all Lenders would not exceed $10,000,000. To request the creation of a Bankers Acceptance, the Borrower shall notify the Administrative Agent and the BA Issuer by the delivery of a Credit Request, which shall be sent by facsimile and shall be irrevocable (confirmed promptly, and in
any   event  within  five  Business  Days,  by  the  delivery  to  the
Administrative Agent of a Credit Request manually signed by the Borrower), at least three Business Days prior to the requested date of creation, specifying such information in connection with the creation of such Bankers Acceptance as the BA Issuer may request from time to
time.   Such  Credit Request shall be accompanied by a duly  completed application for such Bankers Acceptance on such forms as may be made available from time to time by the BA Issuer and such other certificates, documents and other information as may be required by
the   BA   Issuer   in   accordance  with  its  customary   procedures
(collectively, the "Bankers Acceptance Documentation"). Upon receipt of such Credit Request from the Borrower, the Administrative Agent
shall   promptly   notify  each  Lender  thereof.   Subject   to   the
satisfaction of the terms and conditions of this Agreement, the BA Issuer shall issue each requested Bankers Acceptance. In the event of any conflict between the provisions of this Agreement and any Bankers Acceptance Documentation, the provisions of this Agreement shall
control.   Each of the Credit Parties hereby acknowledges  and  agrees
that   the   Existing  Bankers  Acceptances  are  Bankers  Acceptances
hereunder and the Lenders hereby assume and are jointly and severally obligated with respect to all BA Obligations related thereto.
Each Bankers Acceptance shall (i) be denominated in dollars, (ii) be issued for the account of the Borrower and in support of obligations, contingent or otherwise, of the Borrower or any Subsidiary arising in the ordinary course of business (as specified in the definition of "Bankers Acceptance", (iii) have drafts drawn upon it having not more than 180 days sight to run, and (iv) otherwise conform to the requirements set forth in the definition of "Bankers Acceptance"). Immediately upon the creation of a Bankers Acceptance, the BA Issuer shall be deemed to have sold and transferred to each Lender, and each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the BA Issuer, without recourse or warranty, an undivided interest and participation, to the extent of such Lender's Revolving Percentage thereof, in such Bankers Acceptance and the obligations of the Borrower with respect thereto and any security therefor and any guaranty pertaining thereto at any time
existing.   Each  Lender,  with  respect  to  each  Existing   Bankers
Acceptance,  hereby  purchases,  without  recourse  or  warranty,   an
undivided interest and participation, to the extent of such Lender's Revolving Percentage thereof, in each Existing Bankers Acceptance and the obligations of the Borrower with respect thereto and any security therefor and guaranty pertaining thereto at any time existing.
The BA Issuer shall promptly notify (i) each Lender of the BA Issuer's receipt of a drawing request under any Bankers Acceptance, stating the amount of such Lender's Revolving Percentage of such drawing request and the date on which such request will be honored and (ii) the Administrative Agent and the Borrower of the amount of such drawing
request  and  the  date on which such request will  be  honored.   Any
failure of the BA Issuer to give or any delay in the BA Issuer's giving any such notice shall not release or diminish the obligations of the Borrower or any Lender hereunder. In determining whether to accept any drawing, the BA Issuer shall have no obligation to any Lender or the Borrower other than to confirm that any documents required to be delivered with respect to such Bankers Acceptance have been delivered and that they appear to comply on their face with the requirements of such Bankers Acceptance. In the absence of gross negligence or willful misconduct on the part of the BA Issuer, the BA Issuer shall have no liability to any Lender or the Borrower for any action taken or omitted to be taken by it under or in connection with any Bankers Acceptance, including any such action negligently taken or negligently omitted to be taken by it.
The Borrower shall pay to the Administrative Agent for the account of the BA Issuer on demand therefor, in dollars in immediately available funds, the amount of all BA Obligations then owing to the BA Issuer in respect of any Bankers Acceptance, together with interest thereon as provided in Section 3.01, irrespective of any claim, setoff, defense or other right which the Borrower may have at any time against the BA Issuer or any other Person. In the event that the BA Issuer makes any payment under any Bankers Acceptance and the Borrower shall not have repaid such amount to the BA Issuer when due, the BA Issuer shall promptly notify each Lender of such failure, and each Lender shall promptly and unconditionally pay to the Administrative Agent, for the account of the BA Issuer, the amount of such Lender's Revolving Percentage of such payment in dollars in immediately available funds on the Business Day the BA Issuer so notifies such Lender if such notice is given prior to 12:00 Noon or, if such notice is given after 12:00 Noon, such Lender shall make its Revolving Percentage of such payment available to the Issuer prior to 12:00 Noon on the next succeeding Business Day.
If and to the extent any Lender shall not make such Lender's Revolving Percentage of any BA Obligations available to the BA Issuer when due in accordance with Section 2.11(e), such Lender agrees to pay interest to the BA Issuer on such unpaid amount for each day from the date such payment is due until the date such amount is paid in full to the BA Issuer at the Federal Funds Rate until (and including) the third Business Day after the date due and thereafter at the Alternate Base
Rate.   The obligations of the Lenders under this Section 2.11(f)  are several and not joint or joint and several, and the failure of any Lender to make available to the BA Issuer its Revolving Percentage of any BA Obligations when due in accordance with Section 2.11(e) shall not relieve any other Lender of its obligation hereunder to make its Revolving Percentage of such BA Obligations so available when so due, but no Lender shall be responsible for the failure of any other Lender
to   make  such  other  Lender's  Revolving  Percentage  of  such   BA
Obligations so available when so due.
Whenever the BA Issuer receives a payment of a BA Obligation from or on behalf of the Borrower as to which the BA Issuer has received any payment from a Lender pursuant to Section 2.11(e), the BA Issuer shall promptly pay to such Lender an amount equal to such Lender's Revolving Percentage of such payment from or on behalf of the Borrower. If any payment by or on behalf of the Borrower and received by the BA Issuer with respect to any Bankers Acceptance is rescinded or must otherwise be returned by the BA Issuer for any reason and the BA Issuer has paid to any Lender any portion thereof, each such Lender shall forthwith pay over to the BA Issuer an amount equal to such Lender's Revolving Percentage of the amount which must be so returned by the BA Issuer. Each Lender, upon the demand of the BA Issuer, shall reimburse the BA Issuer, to the extent the BA Issuer has not been reimbursed by the Borrower after demand therefor, for the reasonable costs and expenses (including reasonable attorneys' fees) incurred by the BA Issuer in
connection  with  the  collection  of  amounts  due  under,  and   the
preservation and enforcement of any rights conferred by, any Bankers Acceptance or the performance of the BA Issuer's obligations as the creator of the Bankers Acceptances under this Agreement in respect thereof, to the extent of such Lender's Revolving Percentage of the amount of such costs and expenses provided, however, that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements to the extent the same result solely from the gross negligence or willful misconduct of the BA Issuer. The BA Issuer shall refund any costs and expenses reimbursed by such Lender that are subsequently recovered from the Borrower in an amount equal to such Lender's Revolving Percentage thereof.
The obligation of the Borrower to reimburse the BA Issuer pursuant to this Section 2.11, and the obligation of each Lender to make available to the BA Issuer the amounts set forth in this Section 2.11 shall be
absolute,   unconditional   and  irrevocable   under   any   and   all
circumstances, shall be made without reduction for any set-off, counterclaim or other deduction of any nature whatsoever, may not be terminated, suspended or delayed for any reason whatsoever, shall not be subject to any qualification or exception and shall be made in accordance with the terms and conditions of this Agreement under all circumstances, including any of the following circumstances: (1) any lack of validity or enforceability of this Agreement or any of the other Loan Documents, (2) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against a beneficiary named in a Bankers Acceptance, any transferee of any Bankers Acceptance (or any Person for whom any such transferee may be acting), the BA Issuer, any Lender or any other Person, whether in connection with this Agreement, any other Loan Document, any Bankers Acceptance, the transactions contemplated in the Loan Documents or any unrelated transactions (including any underlying transaction between
the   Borrower   and  the  beneficiary  named  in  any  such   Bankers
Acceptance), (3) any draft, certificate or any other document issued or delivered in connection with any Bankers Acceptance proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect, (4) the surrender or impairment of any collateral for the performance or observance of any of the terms of any of the Loan Documents, (5) the occurrence of any Default or Event of Default or (6) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's or such Lender's obligations hereunder. The BA Issuer shall not have any liability or responsibility by reason of or in connection with the creation or transfer of any Bankers Acceptance or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication
under   or   relating  to  any  Bankers  Acceptance,  any   error   in
interpretation  of  technical terms or any  consequence  arising  from
causes  beyond  the  control  of the BA Issuer.   The  parties  hereto
expressly agree that, in the absence of gross negligence or willful misconduct on the part of the Issuer (as finally determined by a court of competent jurisdiction), the BA Issuer shall be deemed to have exercised care in each such determination.
Cash Collateral Account
At, or at any time before, the time the Borrower shall be required to make a deposit into the Cash Collateral Account, the Administrative Agent shall establish and maintain at its offices at One Wall Street, New York, New York in the name of the Borrower but under the sole dominion and control of the Administrative Agent, a cash collateral account (the "Cash Collateral Account"). The Borrower may from time to time make one or more deposits into the Cash Collateral Account and shall from time to time make such deposits as are required by this Agreement. The Borrower hereby pledges to the Administrative Agent for the benefit of the Credit Parties, a Lien on and security interest in the Cash Collateral Account and all sums at any time and from time to time on deposit therein (the Cash Collateral Account, together with all sums on deposit therein, being sometimes hereinafter collectively referred to as the "Cash Collateral"), as collateral security for the prompt payment in full when due, whether at stated maturity, by acceleration or otherwise, of the Obligations. The Borrower shall, at any time and from time to time at its expense, promptly execute and deliver to the Administrative Agent any further instruments and documents, and take any further actions, that may be necessary or that the Administrative Agent may reasonably request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Administrative Agent to exercise and enforce its rights and remedies hereunder with respect to any Cash Collateral. The Borrower shall not (i) sell or otherwise dispose of any of the Cash Collateral, or (ii) create or permit to exist any Lien upon any of the Cash Collateral. The Borrower hereby authorizes the Administrative Agent, promptly after each drawing under any Letter of Credit or Bankers Acceptance shall become due and payable, to apply any and all cash on deposit in the Cash Collateral Account towards the reimbursement of the Issuer or the BA Issuer, as the case may be, for all sums paid in respect of such drawing, and all other Obligations which shall then be due and owing.
INTEREST, FEES, YIELD PROTECTION, ETC.
Interest
ABR Revolving Loans shall, in each case, bear interest at the Alternate Base Rate plus the Applicable Margin.
Eurodollar Revolving Borrowings shall, in each case, bear interest at the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Margin.
Swing Line Loans shall, in each case, bear interest at a rate per annum equal to the Swing Line Lender's cost of funds in making such Swing Line Loan plus the Applicable Margin in respect of Eurodollar Borrowings.
Notwithstanding the foregoing, if an Event of Default has occurred and is continuing, then, so long as such Event of Default is continuing, all principal of each Loan and each fee and other amount then due and payable by the Borrower hereunder shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of principal of any Loan, 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 2% plus the Alternate Base Rate plus the Applicable Margin for ABR Loans.
Accrued  interest  on each Loan shall be payable in  arrears  on  each
Interest Payment Date for such Loan, provided that (i) interest accrued pursuant to paragraph (d) of this Section 3.01 shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan, accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Eurodollar Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.
All interest hereunder shall be computed on the basis of a year of 360 days, except that interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate, Adjusted LIBO Rate or LIBO Rate
shall   be   determined  by  the  Administrative   Agent,   and   such
determination shall be conclusive absent clearly demonstrable error. Interest Elections
Each Borrowing initially shall be of the Type specified in the applicable Credit Request and, in the case of a Eurodollar Borrowing, shall have an initial Interest Period as specified in such Credit Request. Thereafter, the Borrower may elect to convert such Borrowing to a different Type or to continue such Borrowing and, in the case of a Eurodollar Borrowing, may elect Interest Periods therefor, all as provided in this Section 3.02. The Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the applicable Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing. Notwithstanding the foregoing, Swing Line Loans shall be solely ABR Borrowings and shall not be made or converted to Eurodollar Borrowings.
To make an election pursuant to this Section 3.02, the Borrower shall notify the Administrative Agent of such election by telephone by the time that a Credit Request would be required under Section 2.03 if the Borrower were requesting a Borrowing of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Interest Election Request in a form approved by the Administrative Agent and signed by the Borrower.
Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.02 and this
Section 3.02:
the Borrowing to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Borrowing (in which case the information to be specified pursuant to clauses (iii) and (iv) of this paragraph shall be specified for each resulting Borrowing);
the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;
whether the resulting Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing; and if the resulting Borrowing is a Eurodollar Borrowing, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term "Interest Period".
If any such Interest Election Request requests a Eurodollar Borrowing but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of one month's duration.

Promptly  following  receipt  of  an Interest  Election  Request,  the
Administrative  Agent  shall  advise each  applicable  Lender  of  the details  thereof  and  of  such Lender's  portion  of  each  resulting
Borrowing.
If the Borrower fails to deliver a timely Interest Election Request prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the end of such Interest Period, such Borrowing shall be converted to an ABR Borrowing. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Administrative Agent, at the request of the Required Lenders, so notifies the Borrower, then, so long as an Event of Default is continuing, (i) no outstanding Borrowing may be converted to or continued as a Eurodollar Borrowing and (ii) unless repaid, each Eurodollar Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.
Fees
The Borrower agrees to pay to the Administrative Agent, for the account of the Lenders in accordance with each Lender's Commitment Percentage, a commitment fee (the "Commitment Fee"), during the period from the Effective Date through the Revolving Maturity Date at a rate per annum equal to the Fee Margin on the average daily Available Revolving Commitment Amount. The Commitment Fee shall be payable quarterly in arrears on the last day of each March, June, September and December during such period commencing on the first such day following the Effective Date, on the date of any reduction in the
Revolving Commitments (to the extent of such reduction) and on the Revolving Maturity Date.
The Borrower shall pay to the Administrative Agent, for the account of the Lenders in accordance with each Lender's Revolving Percentage, commissions (the "Letter of Credit Fees") with respect to (i) commercial Letters of Credit for the period from and including the date of issuance of each thereof through the expiration date thereof, at a rate per annum equal to 1.00% and (ii) standby Letters of Credit for the period from and including the date of issuance of each thereof through the expiration date thereof, at a rate per annum equal to the Eurodollar Margin, in each case on the average daily maximum amount available under any contingency to be drawn under such Letter of
Credit. The Letter of Credit Fees shall be payable quarterly in arrears on the last Business Day of each March, June, September and December of each year, commencing on the first such day following the Effective Date, and on the date that the Revolving Commitments shall expire. In addition to the Letter of Credit Fees, the Borrower shall pay to the Issuer, for its own account, its standard fees and charges customarily charged to customers similar to the Borrower with respect to any Letter of Credit.
The Borrower shall pay to the Administrative Agent, for the account of the Lenders in accordance with each Lender's Revolving Percentage, a fee (the "Bankers Acceptance Fee") with respect to Bankers Acceptances for the period from and including the date of creation of each thereof through the expiration date thereof, at a rate per annum equal to the Eurodollar Margin, in each case on the average daily maximum amount available under any contingency to be drawn under such Bankers Acceptance. The Bankers Acceptance Fee shall be payable quarterly in arrears on the last Business Day of each March, June, September and December of each year, commencing on the first such day following the Effective Date, and on the date that the Revolving Commitments shall expire. In addition to the Bankers Acceptance Fee, the Borrower shall pay to the BA Issuer, for its own account, its standard fees and charges customarily charged to customers similar to the Borrower with respect to any Bankers Acceptance.
The Borrower shall pay to each Credit Party, for its own account, fees and other amounts payable in the amounts and at the times separately agreed upon between the Borrower and such Credit Party.
Fees and other amounts paid shall not be refundable under any circumstances. All commitment fees shall be computed on the basis of a 360-day year for the actual number of days elapsed (including the first day but excluding the last day).
Alternate Rate of Interest
    If prior to the commencement of any Interest Period for a Eurodollar Borrowing:
     the Administrative Agent determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period; or
     the Administrative Agent is advised by any applicable Lender that the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period will not adequately and fairly reflect the cost to such Lender of making or maintaining its Loan included in such Borrowing for such Interest Period;
then the Administrative Agent shall give notice thereof to the Borrower and the applicable Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Administrative
Agent notifies the Borrower and the applicable Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Borrowing to, or continuation of any Borrowing as, a Eurodollar Borrowing shall be ineffective, and (ii) if any Credit Request requests a Eurodollar Borrowing, such Borrowing shall be made as an ABR Borrowing.
Increased Costs; Illegality
If any Change in Law shall:
               (i)    impose,  modify or deem applicable any  reserve,
      special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Credit Party (except any such reserve requirement reflected in the Adjusted LIBO Rate); or
               (ii)    impose  on  any  Credit  Party  or  the  London
      interbank market any other condition affecting this Agreement, any Eurodollar Loans made by such Credit Party or any participation therein;
and the result of any of the foregoing shall be to increase the cost (other than Excluded Taxes) to such Credit Party of making or maintaining any Eurodollar Loan hereunder or to increase the cost (other than Excluded Taxes) to such Credit Party or to reduce the amount of any sum received or receivable by such Credit Party hereunder (whether of principal, interest or otherwise), then the Borrower will pay to such Credit Party such additional amount or amounts as will compensate such Credit Party for such additional costs incurred or reduction suffered. Failure to demand compensation pursuant to this Section shall not constitute a waiver of such Credit Party's right to demand such compensation.
If any Credit Party determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Credit Party's capital or on the capital of such
Credit Party's holding company, if any, as a consequence of this Agreement or the Extensions of Credit made by such Credit Party to a level below that which such Credit Party or such Credit Party's holding company could have achieved but for such Change in Law (taking into consideration such Credit Party's policies and the policies of such Credit Party's holding company with respect to capital adequacy), then from time to time the Borrower will pay to such Credit Party such additional amount or amounts as will compensate such Credit Party or such Credit Party's holding company for any such reduction suffered.
A certificate of a Credit Party setting forth the amount or amounts necessary to compensate such Credit Party or its holding company, as applicable, as specified in paragraphs (a) or (b) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Credit Party the amount shown as due on any such certificate within 15 days after receipt thereof.
Notwithstanding any other provision of this Agreement, if, after the date of this Agreement, any Change in Law shall make it unlawful for any Lender to make or maintain any Eurodollar Loan or to give effect to its obligations as contemplated hereby with respect to any
Eurodollar Loan, then, by written notice to the Borrower and to the Administrative Agent:
such Lender may declare that Eurodollar Loans will not thereafter
(for the duration of such unlawfulness) be made by such Lender hereunder (or be continued for additional Interest Periods and
ABR Loans will not thereafter (for such duration) be converted into Eurodollar Loans), whereupon any request for a Eurodollar Borrowing or to convert an ABR Borrowing to a Eurodollar
Borrowing or to continue a Eurodollar Borrowing, as applicable, for an additional Interest Period shall, as to such Lender only, be deemed a request for an ABR Loan (or a request to continue an
ABR Loan as such for an additional Interest Period or to convert a Eurodollar Loan into an ABR Loan, as applicable), unless such declaration shall be subsequently withdrawn; and
such Lender may require that all outstanding Eurodollar Loans made by it be converted to ABR Loans, in which event all such Eurodollar Loans shall be automatically converted to ABR Loans, as of the effective date of such notice as provided in the last sentence of this paragraph.
In the event any Lender shall exercise its rights under clauses
(i) or (ii) of this Section 3.05(d), all payments and prepayments of principal that would otherwise have been applied to repay the Eurodollar Loans that would have been made by such Lender or the converted Eurodollar Loans of such Lender shall instead be applied to repay the ABR Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurodollar Loans, as applicable. For purposes of this Section 3.05(d), a notice to the Borrower by any Lender shall be effective as to each
Eurodollar Loan made by such Lender, if lawful, on the last day of the Interest Period currently applicable to such Eurodollar
Loan; in all other cases such notice shall be effective on the date of receipt by the Borrower.
Break Funding Payments
    In the event of (a) the payment or prepayment (voluntary or otherwise) of any principal of any Eurodollar Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b)
    the  conversion of any Eurodollar Loan other than on the last day  of  the  Interest Period applicable thereto or  (c)  the
    failure   to   borrow,  convert,  continue  or   prepay   any
    Eurodollar  Loan on the date specified in any Credit  Request or  other  notice delivered pursuant Section  2.06,  2.08  or
    3.02  (regardless of whether such notice may be revoked under
    Section 2.08(e) and is revoked in accordance therewith), then, in any such event, the Borrower shall compensate each Lender for the loss, cost and expense attributable to such event. If such Credit Request or other notice relates to a Eurodollar Loan (in all cases other than a revocation permitted under Section 2.08(e)), such loss, cost or expense
    to   any   Lender  shall  be  deemed  to  include  an  amount
    reasonably  determined by such Lender to be  the  excess,  if any,  of  (i) the amount of interest that would have  accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest that would accrue on such principal amount for such period at the interest rate that such Lender would in good faith bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and
    period  from  other  banks  in  the  eurodollar  market.    A
    certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this  Section  3.06 shall be delivered to  the  Borrower  and
    shall  be  conclusive  absent manifest error.   The  Borrower
    shall pay such Lender the amount shown as due on any such certificate within 15 days after receipt thereof.
Taxes
Any and all payments by or on account of any obligation of any Loan Party hereunder and under any other Loan Document shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes, provided that, if such Loan Party shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then (i) the sum payable shall be increased as necessary so that, after making all required deductions (including deductions applicable to additional sums payable under this Section 3.07), the applicable Credit Party receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Loan Party shall make such deductions and (iii) such Loan Party shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.
In addition, the Loan Parties shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law. Each Loan Party shall indemnify each Credit Party, within ten days after receipt of written demand therefor describing the amount and the basis in reasonable detail, for the full amount of any Indemnified Taxes or Other Taxes paid by such Credit Party on or with respect to any payment by or on account of any obligation of such Loan Party under the Loan Documents (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this
Section 3.07) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Credit Party, or by the Administrative Agent on its own behalf or on behalf of a Credit Party, shall be conclusive absent manifest error. Following any indemnification pursuant to this Section 3.07(c), the applicable Credit Party, at the request of the applicable Loan Party, shall deliver to such Loan Party evidence of such payment reasonably satisfactory to such Loan Party.
As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent. Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the relevant Loan Party is located, or any treaty to which such jurisdiction is a party, with respect to payments under the Loan Documents shall deliver to the Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.
Any Credit Party that is not a Foreign Lender shall, at the request of the Borrower, deliver to the Borrower (with a copy to the Administration Agent) any documentation as will permit payments to such Credit Party under the Loan Documents to be made without withholding of Tax or at a reduced rate of Tax.
Mitigation Obligations
If any Lender requests compensation under Section 3.05, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to
Section 3.07, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans (or any participation therein) hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Sections 3.05 or 3.07, as applicable, in the future and (ii) would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.
Substitution of Lenders
          If any Lender requests compensation under Section 3.05,
or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any
Lender pursuant to Section 3.07, or if any Lender defaults in its obligation to fund Loans hereunder, then the Borrower may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 10.04), all its interests, rights and obligations under this Agreement to an assignee that shall assume such obligations (which assignee may be another
Lender, if a Lender accepts such assignment), provided that (i)
the Borrower shall have received the prior written consent of the Administrative Agent to such assignee, which consent shall not unreasonably be withheld, (ii) such Lender shall have received payment of an amount equal to the outstanding principal of its
Loans, accrued interest thereon, accrued fees and all other
amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts) and (iii) in the case of any such assignment resulting from a claim for
compensation under Section 3.05 or payments required to be made pursuant to Section 3.07, such assignment will result in a reduction in such compensation or payments.  A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.
REPRESENTATIONS AND WARRANTIES
    The  Borrower  represents and warrants to the Credit  Parties that:
Organization; Powers
    Each of the Borrower and each Subsidiary is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required.
Authorization; Enforceability
    The Transactions are within the corporate, partnership or other analogous powers of each of the Borrower and each Subsidiary to the extent it is a party thereto and have been duly  authorized by all necessary corporate,  partnership  or
    other analogous and, if required, equityholder action.   Each
    Loan  Document has been duly executed and delivered  by  each of the Borrower and each Subsidiary to the extent it is a party thereto and constitutes a legal, valid and binding
    obligation  thereof,  enforceable  in  accordance  with   its
    terms,   subject   to   applicable  bankruptcy,   insolvency,
    reorganization,   moratorium   or   other   laws    affecting
    creditors' rights generally.
Governmental Approvals; No Conflicts
    The  Transactions (a) do not require any consent or  approval of, registration or filing with, or any other action by, any Governmental Authority, except such as have been obtained or made  and are in full force and effect, (b) will not  violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of the Subsidiaries or any order of any Governmental Authority, (c)
    will not violate or result in a default under any indenture, agreement or other instrument binding upon the Borrower or any of the Subsidiaries or its assets, or give rise to a right thereunder to require any payment to be made by the Borrower or any of the Subsidiaries, and (d) will not result in  the  creation or imposition of any Lien on any  asset  of the Borrower or any of the Subsidiaries (other than Liens permitted by Section 7.02).
Financial Condition; No Material Adverse Change
The Borrower has heretofore furnished to the Credit Parties: (i) the Consolidated balance sheet and statements of income, stockholders' equity and cash flows of the Borrower as of and for the fiscal year ended December 31, 2000, reported on by Ernst & Young LLP, independent public accountants and (ii) the Consolidated balance sheet and statement of income, stockholders' equity and cash flows of the Borrower as of and for the fiscal quarter ended June 30, 2001, prepared by the Borrower. The financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows of the Persons referred to therein as of such dates and for the indicated periods in accordance with GAAP (subject, with respect to the interim financial statements, to footnotes and normal year-end audit adjustments).
Since the dates of the financial statements referred to in clause (ii) of Section 4.04(a), there has been no material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and the Subsidiaries taken as a whole. Properties
Each of the Borrower and each Subsidiary has good title to, or valid leasehold interests in, all its real and personal property material to its business, except for minor defects in title that do not interfere with its ability to conduct its business as currently conducted or to utilize such properties for their intended purposes.
Each of the Borrower and each Subsidiary owns, or is entitled to use, all trademarks, trade names, copyrights, patents and other intellectual property material to its business, and to the knowledge of the Borrower the use thereof by the Borrower and the Subsidiaries does not infringe upon the rights of any other Person, except for any such infringements that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. Litigation and Environmental Matters
There are no actions, suits or proceedings by or before any arbitrator or Governmental Authority pending against or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of the Subsidiaries (i) that, if adversely determined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than the Disclosed Matters) or (ii) that challenge the validity of any Loan Document or the Transactions. Except for the Disclosed Matters and except with respect to any other matters that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, neither the Borrower nor any of its Subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has, to its knowledge, become subject to any Environmental Liability,
(iii)   has  received  notice  of  any  claim  with  respect  to   any
Environmental Liability or (iv) knows of any basis for any Environmental Liability.
There has been no change in the status of the Disclosed Matters that, individually or in the aggregate, has resulted in, or materially increased the likelihood of, a Material Adverse Effect.
Compliance with Laws and Agreements
    Each  of  the  Borrower and each Subsidiary is in  compliance with  all  laws,  regulations and orders of any  Governmental
    Authority   applicable  to  it  or  its  property   and   all
    indentures, agreements and other instruments binding upon  it
    or   its  property,  except  where  the  failure  to  do  so,
    individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. No Default has occurred and is continuing.
Investment and Holding Company Status
    Neither the Borrower nor any of the Subsidiaries are (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.
Taxes
    Each  of  the  Borrower and each Subsidiary has timely  filed
    (or validly extended) or caused to be filed (or validly extended) all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect.
ERISA
    Neither  the Borrower nor any ERISA Affiliate of the Borrower
    has  any  direct or contingent obligation or liability  under or in respect of any person or other employee benefit plan which is subject to the provisions of Title IV of ERISA which has, or would in the foreseeable future have, in the judgment of the responsible officers of the Borrower, a Material Adverse Effect.
Disclosure
    The   Borrower  has  disclosed  to  the  Credit  Parties  all
    agreements,  instruments and corporate or other  restrictions to which it or any of the Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a
    Material  Adverse  Effect.   No  representation  or  warranty
    contained  in any Loan Document and no certificate or  report from  time  to time furnished by the Borrower or any  of  its
    Subsidiaries    in    connection   with   the    transactions
    contemplated   thereby,   contains   or   will   contain    a
    misstatement  of material fact, or, to the best knowledge  of the Borrower, omits or will omit to state a material fact required to be stated in order to make the statements
    therein  contained  not  misleading  in  the  light  of   the
    circumstances   under   which   made,   provided   that   any
    projections or pro-forma financial information contained therein are based upon good faith estimates and assumptions believed by the Borrower to be reasonable at the time made, it  being  recognized by the Lender that such projections  as to future events are not to be viewed as facts, and that actual results during the period or periods covered thereby may differ from the projected results.
Subsidiaries
    Schedule 4.12 sets forth the name of, and the ownership interest of the Borrower in, each Subsidiary, in each case as of the Effective Date.
Insurance
    Schedule  4.13  sets  forth a description  of  all  insurance
    maintained  by  or  on  behalf  of  the  Borrower   and   the
    Subsidiaries as of the Effective Date. As of the Effective Date, all premiums in respect of such insurance that are due and payable have been paid.
Labor Matters
    As of the Effective Date, there are no strikes, lockouts or slowdowns against the Borrower or any Subsidiary pending or,
    to  the  knowledge  of the Borrower, threatened.   The  hours
    worked by and payments made to employees of the Borrower  and the Subsidiaries have not been in violation of the Fair Labor Standards Act or any other applicable Federal, state, local or foreign law dealing with such matters, except where any such violations, individually and in the aggregate, would not be reasonably likely to result in a Material Adverse Effect. All material payments due from the Borrower or any Subsidiary, or for which any claim may be made against the Borrower or any Subsidiary, on account of wages
    and   employee  health  and  welfare  insurance   and   other
    benefits, have been paid or accrued as a liability on the books of the Borrower or such Subsidiary. The consummation of the Transactions will not give rise to any right of termination or right of renegotiation on the part of any union under any collective bargaining agreement to which the Borrower or any Subsidiary is bound.
Solvency
    Immediately  after the consummation of each Transaction,  (a)
    the fair value of the assets of the Borrower and the Guarantors taken as a whole, at a fair valuation, will exceed their debts and liabilities, subordinated, contingent or otherwise; (b) the present fair saleable value of the property of the Borrower and the Guarantors, taken as a whole, will be greater than the amount that will be required to pay the probable liability of their debts and other liabilities, subordinated, contingent or otherwise, as such debts and other liabilities become absolute and matured; (c)
    each  of the Borrower and each Guarantor will be able to  pay
    its  debts  and  liabilities,  subordinated,  contingent   or
    otherwise, as such debts and liabilities become absolute and matured; and (d) each of the Borrower and each Guarantor will not have unreasonably small capital with which to conduct the business in which it is engaged as such business is  now  conducted and is proposed to be conducted  following such date.
Federal Reserve Regulations
Neither the Borrower nor any of the Subsidiaries are engaged principally, or as one of their important activities, in the business of extending credit for the purpose of buying or carrying Margin Stock.
No part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase, acquire or carry any Margin Stock or for any purpose that entails a violation of, or that is inconsistent with, the provisions of the regulations of the Board, including Regulation T, U or X. Security Documents
The Security Agreement is effective to create in favor of the Administrative Agent, for the ratable benefit of the Secured Parties, a legal, valid and enforceable security interest in the Collateral (as defined in the Security Agreement) and, when (i) the pledged property constituting such Collateral is delivered to the Administrative Agent,
(ii) financing statements in appropriate form are filed in the offices of the secretary of state of the jurisdiction of organization of each Loan Party or such other office specified by the Uniform Commercial Code and (iii) all other applicable filings under the Uniform Commercial Code or otherwise that are required or permitted under the Loan Documents are made, the Security Agreement shall constitute a fully perfected Lien on, and security interest in, all right, title and interest of the grantors thereunder in such Collateral (other than the Intellectual Property (as defined in the Security Agreement) or any other Collateral for which perfection of a security interest is not governed by the Uniform Commercial Code), in each case prior and superior in right to any other Person, other than with respect to Liens expressly permitted by Section 7.02.
Except to the extent that the recording of an assignment or other transfer of title to the Administrative Agent or the recording of other applicable documents in the United States Patent and Trademark Office, the United States Copyright Office or the filing of financing statements in the appropriate form in the offices of the secretary of state of the jurisdiction of organization of each Loan Party or such other office specified by the Uniform Commercial Code may be necessary for perfection, the Security Agreement shall constitute a fully perfected Lien on, and security interest in, all right, title and interest of the Borrowers and the Guarantors in the Intellectual
Property in which a security interest may be perfected by filing, recording or registering a security agreement, financing statement or analogous document in the United States Patent and Trademark Office or the United States Copyright Office, as applicable, in each case to the extent permitted by applicable law prior and superior in right to any other Person, other than with respect to Liens expressly permitted by
Section 7.02.
CONDITIONS
Effective Date
The obligations of the Lenders to make Extensions of Credit hereunder shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with
Section 10.02):
The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this Agreement) that such party has signed a counterpart of this Agreement.
The Administrative Agent shall have received a Revolving Note for each Lender, and the Swing Line Note for the Swing Line Lender, each signed on behalf of the Borrower.
The Administrative Agent shall have received a counterpart of the Guarantee Agreement signed on behalf of each Guarantor.
The Administrative Agent shall have received counterparts of the Security Agreement signed on behalf of the Borrower and each Guarantor party thereto, together with the following:
any stock certificates or other instruments representing the
Pledged Equity owned by or on behalf of any Loan Party as of the
Effective Date;
any promissory notes and other instruments evidencing the Pledged
Debt owed or owing to any Loan Party as of the Effective Date;
stock powers and instruments of transfer, endorsed in blank, with respect to such stock certificates, promissory notes and other instruments;
all instruments and other documents, including Uniform Commercial
Code financing statements, required by law or reasonably
requested by the Administrative Agent to be filed, registered or recorded to create or perfect the Liens intended to be created under the Security Agreement; and
a completed Perfection Certificate, dated the Effective Date and signed by a Vice President or a Financial Officer of the
Borrower, together with all attachments contemplated thereby.
The Administrative Agent shall have received a favorable written opinion (addressed to the Credit Parties and dated the Effective Date) from McMillan, Rather, Bennett & Rigano, P.C., on behalf of the Loan Parties, substantially in the form of Exhibit B and covering such other matters relating to the Loan Parties, the Loan Documents or the Transactions as the Required Lenders shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.
The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of each Loan Party, the authorization of the Transactions and any other legal matters relating to the Loan Parties, the Loan Documents or the Transactions, all in form and substance satisfactory to the Administrative Agent and its counsel.
The Administrative Agent shall have received a certificate, dated the Effective Date and signed by a Financial Officer of the Borrower, confirming compliance with the conditions set forth in paragraphs (a) and (b) of Section 5.02.
The Administrative Agent shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder. The Administrative Agent shall have received evidence satisfactory to it that the insurance required by Section 6.10 is in effect.
The performance by each Loan Party of its obligations under each Loan Document shall not (i) violate any applicable law, statute, rule or regulation or (ii) conflict with, or result in a default or event of default under, any material agreement of any Loan Party, and the Administrative Agent shall have received one or more legal opinions and/or officer's certificates to such effect, satisfactory to the Administrative Agent.
The Lenders shall be reasonably satisfied as to the amount and nature of any environmental and employee health and safety exposures to which the Borrower and the Subsidiaries may be subject, and with the plans of the Borrower with respect thereto.
The Lenders shall be reasonably satisfied (i) that there shall be no litigation or administrative proceeding, or regulatory development, that would reasonably be expected to have a material adverse effect on
(a) the business, assets, operations, prospects, condition (financial or otherwise) or material agreements of the Borrower and the Subsidiaries, (b) the ability of any Loan Party to perform any of its obligations under any Loan Document or (c) the rights of or benefits available to any Credit Party under any Loan Document and (ii) with the current status of, and the terms of any settlement or other resolution of, any litigation or other proceedings brought against the Borrower or any Subsidiary.
(i) All indebtedness of the Borrower to (A) BNY arising out of that certain letter agreement dated September 21, 2000 (the "BNY Line" and
(B) The Chase Manhattan Bank arising out of (1) the Promissory Note dated September 28, 2001 made by the Borrower payable to The Chase Manhattan Bank in the principal amount of $10,000,000 and (2) the letter agreement dated December 13, 2000 between the Borrower and The Chase Manhattan Bank (collectively, the "Chase Line"), shall have been unconditionally paid in full, the Borrower shall have terminated the BNY Line and the Chase Line and all liens, if any, securing the BNY Line and/or the Chase Line covering the Collateral shall have been released or terminated, and all other obligations, if any, with respect thereto shall have been duly and finally extinguished.
               (ii) After giving effect to the Transactions, none
of the Borrower or any of the Subsidiaries shall have outstanding any shares of preferred equity securities or any Indebtedness, other than (i) Indebtedness incurred under the Loan Documents and
(ii) Indebtedness set forth on Schedule 7.01.
The Lenders shall be reasonably satisfied that no material adverse change or material adverse condition in the business, assets, operations, properties, condition (financial or otherwise), liabilities (including contingent liabilities), prospects or material agreements of the Borrower and the Subsidiaries has occurred since December 31, 2000.
The Administrative Agent shall have received a certificate, dated the Effective Date and signed by a Financial Officer of the Borrower, setting forth reasonably detailed calculations demonstrating compliance with Section 7.12 on a pro forma basis as of the Effective Date, immediately after giving effect to the Transactions.
The Administrative Agent shall have received a Borrowing Base Certificate, duly completed and setting forth the calculations required thereby, as of the Effective Date.
The Administrative Agent shall have received counterparts of mortgages, deeds of trust or similar documents in form and substance satisfactory to the Administrative Agent (collectively, as amended, restated, supplemented or otherwise modified from time to time, the "Mortgage") covering the Designated Real Property signed on behalf of the Borrower, together with mortgagee title insurance policies issued by the title insurers reasonably satisfactory to the Administrative Agent in amounts satisfactory to the Administrative Agent (which policies shall include, without limitation, a "last dollars" endorsement), a survey, in form and substance satisfactory to the Administrative Agent, of the Designated Real Property certified by a licensed professional surveyor satisfactory to the Administrative Agent, an appraisal of the Designated Real Property in form and substance satisfactory to the Administrative Agent conducted by a real estate appraiser satisfactory to the Administrative Agent, such phase I environmental reports, and, if deemed necessary or appropriate by the Administrative Agent, phase II environmental reports, in form and substance satisfactory to the Administrative Agent, as the Administrative Agent may reasonably require, and such other instruments, documents and agreements in connection with the execution, delivery and recording of the Mortgage and the granting of a Lien on the Designated Real Property in favor of the Administrative Agent as the Administrative Agent may reasonably request (collectively with the Mortgage, the "Mortgage Documents").
The Administrative Agent shall have received a collateral audit report prepared by J.H. Cohn, which report shall be satisfactory in form and substance to all of the Lenders.
The Administrative Agent shall notify the Borrower and the Credit Parties of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the obligations of the Lenders to make Extensions of Credit hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 10.02) at or prior to 3:00 p.m., New York City time, on November 30, 2001
(and, in the event such conditions are not so satisfied or
waived, the Revolving Commitments shall terminate at such time).
Each Extension of Credit
    The  obligation of each Lender to make an Extension of Credit is subject to the satisfaction of the following conditions:
The representations and warranties of each Loan Party set forth in each Loan Document shall be true and correct in all material respects on and as of the date of such Extension of Credit, except to the extent such representations and warranties relate to an earlier date. At the time of and immediately after giving effect to such Extension of Credit, no Default shall have occurred and be continuing and the Aggregate Revolving Exposure (excluding the aggregate undrawn face amount of the outstanding commercial Letters of Credit) shall not exceed the Borrowing Base Amount.
The Administrative Agent shall have received such other documentation and assurances as shall be reasonably required by it in connection with such Extension of Credit.
If, on the date of such Extension of Credit and before giving effect thereto, the Aggregate Revolving Exposure is less than $5,500,000, the Administrative Agent shall have received a Mortgage covering the Designated Real Property and such other Mortgage Documents as the Administrative Agent may reasonably require, each in form and substance satisfactory to the Administrative Agent.
Each Extension of Credit shall be deemed to constitute a representation and warranty by the Borrower on the date thereof as  to  the matters specified in paragraphs (a) and (b)  of  this
Section 5.02.
AFFIRMATIVE COVENANTS
     Until the Revolving Commitments have expired or been terminated and the principal of and interest on each Extension of Credit, all Reimbursement Obligations, all BA Obligations and all fees and other amounts (other than contingent indemnity obligations) payable under the Loan Documents shall have been paid in full, the Borrower covenants and agrees with the Lenders that:
Financial Statements and Other Information
    The  Borrower  will furnish to the Administrative  Agent  and each Lender:
within  90  days  after  the  end of each  fiscal  year,  the  audited
Consolidated   balance  sheet  and  related  statements   of   income,
stockholders' equity and cash flows of the Borrower and the Subsidiaries as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by independent public accountants of recognized national standing (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Borrower and the Subsidiaries on a consolidated basis in accordance with GAAP consistently applied; within 45 days after the end of each of the first three fiscal quarters of each fiscal year, the Consolidated balance sheets and related statements of income and cash flows of the Borrower and the Subsidiaries as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding fiscal quarter end, and period or periods, of the previous fiscal year, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the
Borrower and the Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments;
concurrently  with any delivery of financial statements under  clauses
(a) or (b) of this Section 6.01, a certificate of a Financial Officer of the Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth (A) reasonably detailed calculations demonstrating compliance with Sections 7.12, 7.13, 7.14, 7.15 and 7.16 and (B) any change in the Guarantors as of the date of such certificate and (iii) stating whether any change in GAAP or in the application thereof has occurred since the date of the financial statements referred to in
Section 4.04(a) and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate;
promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of the Securities and Exchange Commission, or with any national securities exchange, or distributed by the Borrower or any Subsidiary to its shareholders generally, as the case may be, and delivery by the Borrower of its (i) Annual Report on Form 10-K for each fiscal year of the Borrower containing financial statements reported on in a manner acceptable to the Securities and Exchange Commission by independent public accountants of recognized national standing and (ii) report on Form 10-Q for each of the first three fiscal quarters of each fiscal year of the Borrower with the financial statements contained therein certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and the Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments, in each case within the time periods prescribed by Section 6.01(a) or 6.01(b), respectively, shall be deemed to satisfy the requirements of
Section 6.01(a) or 6.01(b), as the case may be;
within 10 Business Days after the last day of each month, a Borrowing Base Certificate, duly completed and setting forth the calculations required thereby, as of such last day; and
promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Borrower or any Subsidiary, or compliance with the terms of the Loan Documents, as the Administrative Agent or any Lender may reasonably request.
Notices of Material Events
    The  Borrower  will furnish to the Administrative  Agent  and each Lender prompt written notice of the following:
the occurrence of any Default;
the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Borrower or any Affiliate thereof that, if adversely determined, could in the good faith opinion of the Borrower reasonably be expected to result in a Material Adverse Effect;
the occurrence of any ERISA Event that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and the Subsidiaries in an aggregate amount exceeding $500,000; and
any other development that results in, or could reasonably be expected to result in, a Material Adverse Effect.
Each   notice  delivered  under  this  Section  6.02   shall   be
accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.
Existence; Conduct of Business
    The  Borrower  will, and will cause each of the  Subsidiaries to, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges and franchises material to the conduct of its business, provided that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under Section 7.03.
Payment of Obligations
    The  Borrower  will, and will cause each of the  Subsidiaries to, pay its obligations, including Tax liabilities, that,  if not  paid,  could result in a Material Adverse Effect  before the  same shall become delinquent or in default, except where
    (a)  the  validity  or amount thereof is being  contested  in good  faith  by appropriate proceedings, (b) the Borrower  or such  Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest could not reasonably be expected to result in a Material Adverse Effect.
Maintenance of Properties
The Borrower will, and will cause each of the Subsidiaries to, keep and maintain all property material to the conduct of its business in good working order and condition, ordinary wear and tear excepted. Books and Records; Inspection Rights
    The  Borrower  will, and will cause each of the  Subsidiaries to,  keep,  in all material respects, proper books of  record and  account in which full, true and correct entries are made of  all dealings and transactions in relation to its business and  activities.  The Borrower will, and will cause  each  of the  Subsidiaries  to, permit any representatives  designated by the Administrative Agent or any Lender, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to
    discuss   its  affairs,  finances  and  condition  with   its
    officers  and independent accountants, all at such reasonable
    times   during  normal  business  hours  and  as   often   as
    reasonably  requested.  Each Credit Party and its agents  may
    enter   upon  any  of  the  Borrower's  or  any  Subsidiary's
    premises  (prior  to the occurrence of an Event  of  Default, upon  reasonable  notice) at any time during  business  hours and  at  any other reasonable time, and, from time  to  time, for  the purpose of inspecting the Collateral and any and all
    records   pertaining  thereto  and  the  operation   of   the
    Borrower's or such Subsidiary's business.
Compliance with Laws
    The  Borrower  will, and will cause each of the  Subsidiaries to,  comply with all laws, rules, regulations and  orders  of any Governmental Authority applicable to it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.
Use of Proceeds
    The proceeds of the Loans will be used only for general corporate purposes not inconsistent with the terms hereof.
    No  part  of  the proceeds of any Loan will be used,  whether
    directly    or    indirectly,   and   whether    immediately,
    incidentally  or  ultimately, to purchase, acquire  or  carry any  Margin Stock or for any purpose that entails a violation
    of   any   of   the  regulations  of  the  Board,   including
    Regulations T, U and X.
Notice of Certain Changes
The Borrower will furnish to the Administrative Agent prompt written notice of any change in (i) the legal name of any Loan Party or in any trade name used to identify it in the conduct of its business or in the ownership of its properties, (ii) the jurisdiction of organization or the location of the chief executive office of any Loan Party, its principal place of business, any office in which it maintains its books or records, (iii) the identity or organizational structure of any Loan Party or (iv) the organizational identification number or the Federal Taxpayer Identification Number of any Loan Party.
Insurance
    The  Borrower  will, and will cause each of the  Subsidiaries to,  maintain, with financially sound and reputable insurance
    companies,   (i)   adequate  insurance  for   its   insurable
    properties, all to such extent and against such risks, including fire, casualty, business interruption and other risks insured against by extended coverage, as is customary with  companies  in the same or similar businesses  operating in  the  same  or  similar  locations  and  (ii)  such  other insurance  as  is  required pursuant  to  the  terms  of  any
    Security Document.
Additional Subsidiaries
    If any Subsidiary organized under the laws of the United States of America or any state thereof is formed or acquired after the Effective Date, the Borrower will notify the Administrative Agent and the Lenders in writing thereof within five Business Days after the date on which such Subsidiary is formed or acquired and (i) the Borrower will
    cause  such  Subsidiary  to  (A)  execute  and  deliver   the
    Guarantee  Agreement (or otherwise become a party thereto  in the manner provided therein) and (B) become a party to each applicable Security Document in the manner provided therein, in each case within five Business Days after the date on which such Subsidiary is formed or acquired, and (ii) promptly take such actions to create and perfect Liens on such  Subsidiary's  assets to secure the Obligations  as  the
    Administrative   Agent   or  the   Required   Lenders   shall
    reasonably  request and (b) if any equity  securities  issued by  any such Subsidiary are owned or held by or on behalf  of the Borrower or any Subsidiary or any loans, advances or other debt is owed or owing by any such Subsidiary to the Borrower or any Subsidiary, the Borrower will cause such equity securities and promissory notes and other instruments evidencing such loans, advances and other debt to be pledged pursuant to the Security Agreement within five Business Days after the date on which such Subsidiary is formed or acquired.
Information Regarding Collateral
The Borrower will furnish to the Administrative Agent prompt written notice of any change in (i) the legal name of any Loan Party, (ii) the jurisdiction of organization of any Loan Party, (iii) the location of the chief executive office of any Loan Party, its principal place of business, any office in which it maintains books or records relating to Collateral owned or held by it or on its behalf or any office or facility at which Collateral owned or held by it or on its behalf is located (including the establishment of any such new office or facility), (iv) the identity or organizational structure of any Loan Party such that a filed financing statement becomes misleading or (v) the organizational identification number or the Federal Taxpayer Identification Number of any Loan Party. The Borrower shall not effect or permit any change referred to in the preceding sentence unless all filings have been made under the Uniform Commercial Code or otherwise that are required in order for the Administrative Agent to continue at all times following such change to have a valid, legal and perfected security interest in all the Collateral. The Borrower shall promptly notify the Administrative Agent if any material portion of the Collateral is damaged or destroyed.
Each year, at the time of delivery of annual financial statements with respect to the preceding fiscal year pursuant to Section 6.01(a), the Borrower shall deliver to the Administrative Agent a certificate of a Financial Officer of the Borrower, (i) setting forth the information required pursuant to Sections 1, 2, 4, 5 and 6 of the Perfection Certificate or confirming that there has been no change in such information since the date of the Perfection Certificate or the date of the most recent certificate delivered pursuant to this Section and
(ii) certifying that the Loan Parties are in compliance with all of the terms of the Security Agreement.
Casualty and Condemnation
The Borrower will furnish to the Administrative Agent and the Lenders prompt written notice of any casualty or other insured damage to any portion of any Collateral or the commencement of any action or proceeding for the taking of any Collateral or any part thereof or interest therein under power of eminent domain or by condemnation or similar proceeding.
If any event described in Section 6.13(a) results in Net Proceeds (whether in the form of insurance proceeds, condemnation award or otherwise), the Administrative Agent is authorized to collect such Net Proceeds and, if received by the Borrower or any Subsidiary, such Net Proceeds shall be paid over to the Administrative Agent, provided that
(i) to the extent that the Borrower or such Subsidiary intends to use any such Net Proceeds to repair, restore, reinvest or replace assets of the Borrower or such Subsidiary as provided in the proviso to
Section 2.08(b), the Administrative Agent shall, subject to the provision of such proviso, deliver such Net Proceeds to the Borrower or the applicable Subsidiary, (ii) otherwise, the Administrative Agent shall, and the Borrower and the Subsidiaries hereby authorize the Administrative Agent to, apply such Net Proceeds, to the extent that they are Net Proceeds, to prepay the Loans in accordance with
Section 2.08 and (iii) all proceeds of business interruption insurance shall be paid over to the Borrower unless a Default has occurred and is continuing.
If any Net Proceeds retained by or paid over to the Administrative Agent as provided in Section 6.13(b) continue to be held by the Administrative Agent on the date that is 365 days after the receipt of such Net Proceeds, then such Net Proceeds shall be applied to prepay Borrowings as provided in Section 2.08.
Collateral Monitoring
          Following any fiscal quarter in which the
Administrative Agent, any Related Party, or any agent of the Administrative Agent or the Lenders performs any field examination, Collateral analysis or other business analysis or audit relating to the Borrower or any Subsidiary (each a "Monitoring"), the need for which shall be determined by the Administrative Agent or at the request of Required Lenders, which Monitoring is undertaken by the Administrative Agent, any Related Party or by any such agent, the Borrower shall pay to the Administrative Agent, promptly after demand therefor, (i) all reasonable out-of-pocket costs and expenses incurred by the Administrative Agent and the Lenders in connection therewith, and
(ii) in the event that such Monitoring is conducted by the Administrative Agent or any Related Party, all reasonable and customary fees and expenses of each person employed in connection with such Monitoring.
Further Assurances
The Borrower will, and will cause each Subsidiary to, execute any and all further documents, financing statements, agreements and instruments, and take all such further actions (including the filing and recording of financing statements, fixture filings, and other documents), that may be required under any applicable law, or which the Administrative Agent or the Required Lenders may reasonably request, to effectuate the transactions contemplated by the Loan Documents or to grant, preserve, protect or perfect the Liens created or intended to be created by the Security Documents or the validity or priority of any such Lien, all at the expense of the Borrower. The Borrower shall provide to the Administrative Agent, from time to time upon request, evidence reasonably satisfactory to the Administrative Agent as to the perfection and priority of the Liens created or intended to be created by the Security Documents.
If any material assets are acquired by the Borrower or any Subsidiary after the Effective Date (other than assets constituting Collateral under the Security Agreement that become subject to the Lien of the Security Agreement upon acquisition thereof), the Borrower will notify the Administrative Agent and the Lenders thereof, and, if requested by the Administrative Agent or the Required Lenders, the Borrower will cause such assets to be subjected to a Lien securing the Obligations and will take, and cause the Subsidiaries to take, such actions as shall be necessary or reasonably requested by the Administrative Agent to grant and perfect such Liens, including actions described in
Section 6.15(a), all at the expense of the Borrower.
The Administrative Agent, promptly at the direction of the Required Lenders by notice to the Administrative Agent, shall file the Security Agreement (or any other instrument or agreement of assignment that the Administrative Agent may reasonably request) in the United States Patent and Trademark Office and the United States Copyright Office. Intellectual Property Licenses
The Borrower shall (a) use its best efforts to obtain, on or before the date that is 60 days after the Effective Date, the written consent (in form and substance reasonably satisfactory to the Administrative Agent) of Microban Products Company to the assignment by the Borrower to the Administrative Agent pursuant to the Security Documents of the license agreement between the Borrower and Microban Products Company and to the disposition by the Administrative Agent upon the occurrence of an Event of Default of Inventory bearing the intellectual property covered by such licensing agreement and (b) obtain, on or before the date that is 60 days after the Effective Date, the written consent (in form and substance reasonably satisfactory to the Administrative Agent) of Whirlpool Corporation to the assignment by the Borrower to the Administrative Agent pursuant to the Security Documents of the license agreement between the Borrower and Whirlpool Corporation and to the disposition by the Administrative Agent upon the occurrence of an Event of Default of Inventory bearing the intellectual property covered by such licensing agreement; provided, however, that the failure by the Borrower to obtain the written consent of Whirlpool Corporation within such 60-day period shall not constitute an Event of Default but shall result in all Inventory of the Borrower or any Subsidiary bearing the intellectual property covered by such licensing agreement being deemed not Eligible Inventory until such time as such written consent is obtained.
NEGATIVE COVENANTS
     Until the Revolving Commitments have expired or been terminated and the principal of and interest on each Extension of Credit, all Reimbursement Obligations, all BA Obligations and all fees and other amounts (other than contingent liability obligations) payable under the Loan Documents shall have been paid in full, the Borrower covenants and agrees with the Lenders that:
Indebtedness
The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Indebtedness, except:
Indebtedness under the Loan Documents;
Indebtedness existing on the Effective Date and set forth in
Schedule 7.01, including any extensions, renewals or replacements of any such Indebtedness that do not increase the outstanding principal amount thereof;
Indebtedness incurred to finance the acquisition, construction or improvement of any fixed or capital assets, including Capital
Lease Obligations and any Indebtedness assumed in connection with the acquisition of any such assets or secured by a Lien on any such assets prior to the acquisition thereof, and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof, provided that
(A) such Indebtedness is incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement and (B) the aggregate principal amount of
Indebtedness permitted by this clause (iii) shall not exceed $3,000,000 at any time outstanding;
Indebtedness of any Person that becomes a Subsidiary after the Effective Date, provided that (A) such Indebtedness exists at the time such Person becomes a Subsidiary and is not created in contemplation of or in connection with such Person becoming a Subsidiary and (B) the aggregate principal amount of Indebtedness permitted by this clause (iv) shall not exceed $3,000,000 at any time outstanding;
Indebtedness of a Subsidiary to any other Subsidiary and of any Subsidiary to the Borrower;
Guarantees by a Subsidiary of Indebtedness of any other
Subsidiary and by any Subsidiary of Indebtedness of the Borrower; provided that the aggregate amount of all Indebtedness of all Subsidiaries that are not a Domestic Subsidiary Guaranteed by the Borrower and the Domestic Subsidiaries shall not exceed
$3,000,000 at any time outstanding;
Indebtedness of the Prestige Subsidiaries to any Person that is not an Affiliate of the Prestige Subsidiaries in an aggregate principal not exceeding $6,000,000 at any time outstanding;
Guarantees by the Borrower of Indebtedness of any Subsidiary;
provided that the aggregate amount of all Indebtedness of all Subsidiaries that are not a Domestic Subsidiary Guaranteed by the Borrower and the Domestic Subsidiaries shall not exceed
$3,000,000 at any time outstanding; and
other unsecured Indebtedness in an aggregate principal amount not exceeding $1,000,000 at any time outstanding.
The Borrower will not, and it will not permit any Subsidiary to, (i) issue any preferred equity securities or (ii) be or become liable in respect of any obligation (contingent or otherwise) to purchase, redeem, retire, acquire or make any other payment in respect of any shares of equity securities of the Borrower or any Subsidiary or any option, warrant or other right to acquire any such shares of equity securities, except as permitted by Section 7.08.
Liens
The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any property or asset now owned or hereafter acquired by it, or assign or sell any  income or revenues (including accounts receivable) or rights in respect of any thereof, except:
Permitted Encumbrances;
any Lien on any property or asset of the Borrower or any Subsidiary existing on the Effective Date and set forth in Schedule 7.02, provided that (i) such Lien shall not apply to any other property or asset of the Borrower or any Subsidiary and (ii) such Lien shall secure only those obligations which it secures on the date hereof and any extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof;
any Lien existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary or existing on any property or asset of any Person that becomes a Subsidiary after the Effective Date prior to the time such Person becomes a Subsidiary, provided that
(i) such Lien is not created in contemplation of or in connection with such acquisition of such Person becoming a Subsidiary, as applicable,
(ii) such Lien shall not apply to any other property or assets of the Borrower or any Subsidiary and (iii) such Lien shall secure only those obligations that it secures on the date of such acquisition or the date such Person becomes a Subsidiary, as applicable, and any extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof;
Liens on fixed or capital assets acquired, constructed or improved by the Borrower or any Subsidiary, provided that (i) such security interests secure Indebtedness permitted by clause (iii) of
Section 7.01(a), (ii) such security interests and the Indebtedness secured thereby are incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement,
(iii) the Indebtedness secured thereby does not exceed the cost of acquiring, constructing or improving such fixed or capital assets and
(iv) such security interests shall not apply to any other property or assets of the Borrower or any Subsidiary;
possessory Liens in favor of lessees or sublessees of property leased or subleased by the Borrower or any Subsidiary to such Person in the ordinary course of business of the Borrower or such Subsidiary, provided that such Liens attach only to such property;
Liens incurred in connection with the Permitted Factoring Arrangement described in clause (ii) of the definition thereof; provided, that,
(i) such Liens attach only to the accounts receivable of the Borrower and its Subsidiaries that are the subject of such Permitted Factoring Arrangement and not to any other property or assets of the Borrower or any Subsidiary and (ii) such Liens shall secure only the obligations of the Borrower or such Subsidiary to Republic Business Credit under such Permitted Factoring Arrangement; and
Liens created under the Security Documents.
Fundamental Changes
The Borrower will not, and will not permit any Subsidiary to, merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) all or substantially all of its assets, or all or substantially all of the equity securities of any of the Subsidiaries (in each case, whether now owned or hereafter acquired), or liquidate or dissolve, except that, if at the time thereof and immediately after giving effect thereto, no Default shall have occurred and be continuing:
any Subsidiary may merge into the Borrower in a transaction in which the Borrower is the surviving entity, and any Subsidiary may merge into any other Subsidiary;
any Subsidiary may merge with any Person in a transaction that is not permitted by clause (i) of this Section 7.03(a), provided that such merger is permitted by Section 7.04 or 7.05, as
applicable, and the surviving entity of such merger complies with the provisions of Section 6.11;
any Subsidiary may sell, transfer, lease or otherwise dispose of its assets to the Borrower or to any other Subsidiary; and
any Subsidiary may sell, transfer, lease or otherwise dispose of its assets in a transaction that is not permitted by clause (iii)
of this Section 7.03(a), provided that such sale, transfer, lease or other disposition is also permitted by Section 7.05.
The Borrower will not, and will not permit any of the Subsidiaries to, engage to any material extent in any business other than businesses of the type conducted by the Borrower and the Subsidiaries on the Effective Date and businesses or activities that are substantially similar, related or incidental thereto.
Investments, Loans, Advances, Guarantees and Acquisitions
    The  Borrower  will  not, and will  not  permit  any  of  the
    Subsidiaries   to,  purchase,  hold  or  acquire   (including
    pursuant to any merger) any capital stock, evidences of Indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of, make  or  permit to exist any loans or advances to, Guarantee
    any   obligations  of,  or  make  or  permit  to  exist   any
    investment or any other interest in, any other Person, or purchase or otherwise acquire (in one transaction or a series of transactions (including pursuant to any merger))
    any  assets of any other Person constituting a business unit, or purchase, hold or acquire any "derivative" (other than a Hedging Agreement permitted by Section 7.07), except:
                     Permitted Investments;
   investments existing on the Effective Date and set forth in
                         Schedule 7.04;
  investments made by the Borrower in the equity securities of the Subsidiaries; provided that any such equity securities owned by the Borrower shall become Pledged Equity pursuant to the Security Agreement;
  investments made by a Subsidiary in the equity securities of any other Subsidiary; provided that any such equity
    securities owned by such Subsidiary shall become Pledged
           Equity pursuant to the Security Agreement;
      loans or advances made by any Subsidiary to any other Subsidiary; provided that (i) any such loans or advances constituting Pledged Debt shall be evidenced by a promissory note which shall be pledged pursuant to the Security
    Agreement and (ii) the aggregate amount of all loans and
   advances made by the Borrower and the Domestic Subsidiaries to all Subsidiaries that are not a Domestic Subsidiary shall not exceed $3,000,000 at any time outstanding;
    loans or advances made by the Borrower to any Subsidiary;
    provided that (i) any such loans or advances constituting
   Pledged Debt shall be evidenced by a promissory note which shall be pledged pursuant to the Security Agreement and (ii)
   the aggregate amount of all loans and advances made by the
   Borrower and the Domestic Subsidiaries to all Subsidiaries
       that are not a Domestic Subsidiary shall not exceed
               $3,000,000 at any time outstanding;
       acquisitions made by any Subsidiary from any other
                           Subsidiary;
     acquisitions made by the Borrower from any Subsidiary;
    Permitted Acquisitions by the Borrower or any Subsidiary;
     provided that the Borrower shall have delivered to the
      Administrative Agent and the Lenders not less than 10
       Business Days prior to the consummation of any such
   Permitted Acquisition a certificate of a Financial Officer of the Borrower in form and substance satisfactory to the Administrative Agent and the Required Lenders evidencing projected pro forma compliance with Sections 7.12, 7.13 and
   7.14 after giving effect to such Permitted Acquisition for the period from the date of such Permitted Acquisition to
                  the Revolving Maturity Date;
    Indebtedness permitted to be incurred pursuant to Section
                          7.01(a); and
    Investments made by the Borrower or any Subsidiary in any
  new Subsidiary of the Borrower or any Subsidiary (including, without limitation, a new Subsidiary acquired in connection with a Permitted Acquisition); provided, that after giving effect to such investment the aggregate stockholders' equity of all direct or indirect non-wholly-owned Subsidiaries of the Borrower is not greater than 10% of the Consolidated
       stockholders' equity of the Borrower determined in
       accordance with GAAP on a basis consistent with the
   financial statements delivered pursuant to Section 6.01(a).
Asset Sales
    The Borrower will not, and will not permit any of the Subsidiaries to, sell, transfer, lease or otherwise dispose (including pursuant to a merger) of any asset, including any equity securities, nor will the Borrower permit any of the Subsidiaries to issue any additional shares of its equity securities, except:
   sales, transfers and other dispositions of inventory, used or surplus equipment, intellectual property and Permitted
       Investments, in each case in the ordinary course of
                            business;
   sales, transfers, leases and other dispositions made by any
               Subsidiary to any other Subsidiary;
   sales, transfers, leases and other dispositions made by the
                 Borrower to any Subsidiary; and
   sales or assignments of the Borrower's or any Subsidiary's accounts receivable in connection with Permitted Factoring
                          Arrangements.
Sale and Lease-Back Transactions
    The Borrower will not, and will not permit any of the Subsidiaries to, enter into any arrangement, directly or
    indirectly,  with  any  Person  whereby  it  shall  sell   or
    transfer  any property, real or personal, used or  useful  in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property being sold or transferred.
Hedging Agreements
    The Borrower will not, and will not permit any of the Subsidiaries to, enter into any Hedging Agreement, other than  Hedging Agreements entered into in the ordinary  course of  business to hedge or mitigate risks to which the Borrower or  any  Subsidiary is exposed in the conduct of its business or the management of its liabilities.
Restricted Payments
The Borrower will not, and will not permit any of the Subsidiaries to, declare or make, or agree to pay for or make, directly or indirectly, any Restricted Payment, except that (a) the Borrower may (i) declare and pay dividends with respect to its equity securities payable (1) in additional shares of its equity securities or (2) in cash and (ii) repurchase shares of its common stock in open market transactions; provided that, (x) after giving effect to any such payment of dividends or stock repurchase, the Fixed Charge Coverage Ratio, calculated on a pro forma basis as if such dividends or stock repurchases had been made on the last day of the most recently ended fiscal quarter of the Borrower, shall not be less than the amount set forth in Section 7.13 with respect to such fiscal quarter and (y) before and after giving effect to such dividends or repurchase no Default shall exist or result therefrom and (b) any Subsidiary may declare and pay dividends to the Borrower or any other Subsidiary. Transactions with Affiliates
    The Borrower will not, and will not permit any of the Subsidiaries to, sell, transfer, lease or otherwise dispose (including pursuant to a merger) any property or assets to, or  purchase, lease or otherwise acquire (including  pursuant to  a  merger)  any  property or assets  from,  or  otherwise
    engage   in   any  other  transactions  with,  any   of   its
    Affiliates, except at prices and on terms and conditions  not less  favorable to the Borrower or such Subsidiary than could be obtained on an arms-length basis from unrelated third parties, provided that this Section shall not apply to any transaction that is permitted under Sections 7.01, 7.03, 7.04, 7.05 or 7.08 between or among the Loan Parties and not involving any other Affiliate.
Restrictive Agreements
    The Borrower will not, and will not permit any of the Subsidiaries to, directly or indirectly, enter into, incur or permit to exist any agreement or other arrangement that prohibits, restricts or imposes any condition upon (a) the ability of the Borrower or any Subsidiary to create, incur or permit to exist any Lien upon any of its property or assets or (b) the ability of any Subsidiary to pay dividends or other distributions with respect to any shares of its equity securities or to make or repay loans or advances to
    the   Borrower  or  any  other  Subsidiary  or  to  Guarantee
    Indebtedness  of  the  Borrower  or  any  other   Subsidiary,
    provided   that  (i)  the  foregoing  shall  not   apply   to
    restrictions  and  conditions  imposed  by  law  or  by  this
    Agreement,   (ii)   the  foregoing   shall   not   apply   to
    restrictions  and conditions existing on the  Effective  Date
    identified  on  Schedule  7.10  (but  shall  apply   to   any
    extension or renewal of, or any amendment or modification expanding the scope of, any such restriction or condition),
    (iii)   the   foregoing   shall  not   apply   to   customary
    restrictions and conditions contained in agreements  relating to  the sale of a Subsidiary pending such sale, provided that
    such   restrictions  and  conditions  apply   only   to   the
    Subsidiary that is to be sold and such sale is permitted hereunder, (iv) clause (a) of this Section 7.10 shall not apply to restrictions or conditions imposed by any agreement relating to secured Indebtedness permitted by this Agreement
    if   such  restrictions  or  conditions  apply  only  to  the
    property or assets securing such Indebtedness and (v)  clause
    (a) of this Section 7.10 shall not apply to customary provisions in leases restricting the assignment thereof.
Amendment of Material Documents
    The  Borrower  will not, and will not permit  any  Subsidiary to,  amend,  modify  or  waive any of its  rights  under  its
    certificate    of    incorporation,    by-laws    or    other
    organizational  documents, other than immaterial  amendments,
    modifications  or  waivers  that  would  not  reasonably   be
    expected to adversely affect the Credit Parties.
Leverage Ratio
    The Borrower will not permit the Leverage Ratio at any time during any period set forth below to be greater than the ratio set forth below with respect to such period:

            Period                Ratio
    Effective Date through      3.50:1.00
      December 30, 2001
  December 31, 2001 through     2.50:1.00
      December 30, 2002
    December 31, 2002 and       2.00:1.00
          thereafter

Fixed Charge Coverage Ratio
The Borrower will not permit the Fixed Charge Coverage Ratio as of the end of any fiscal quarter ending during any period set forth below to be less than the ratio set forth below with respect to such period:

            Period                Ratio
    Effective Date through      1.25:1.00
      December 31, 2001
January 1, 2002 and thereafter  1.50:1.00

Net Worth
The Borrower will not permit Consolidated Net Worth at any time to be less than the sum of (i) $66,130,000, (ii) 50% of the Borrower's Consolidated net income (if positive) for each fiscal quarter commencing October 1, 2001 to such date of determination and (iii) any increase to Consolidated Net Worth resulting from any equity issuance by the Borrower or any of its Subsidiaries.
Net Income
The Borrower shall not permit Consolidated Net Income for any fiscal year to be less than $1.00.
Retail Stores
The Borrower will not, and will not permit any Subsidiary to, establish or become obligated to establish any retail store after the Effective Date, except that, if at the time thereof (a) no Default shall have occurred and be continuing or result therefrom and (b) the combined net income of all of the retail stores of the Borrower and the Subsidiaries for the four full fiscal quarters immediately preceding such time determined in accordance with GAAP applied on a basis consistent with the preparation of the financial statements most recently delivered pursuant to Section 6.01(a) is not less than $1.00, the Borrower and the Subsidiaries may establish not more than six retail stores in the aggregate in any fiscal year of the Borrower. Prepayments of Indebtedness
    The  Borrower  will not, and shall not permit any  Subsidiary to,  pay or obligate itself to prepay any Indebtedness (other than Indebtedness under the Loan Documents).
EVENTS OF DEFAULT
Events of Default
Each of the following events shall constitute an "Event of Default": the Borrower shall fail (i) to pay any principal of any Loan or in respect of any BA Obligation or any Reimbursement Obligation when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise or (ii) make any deposit into the Cash Collateral Account when required hereby; or
the Borrower shall fail to pay any interest on any Extension of Credit or any fee, commission or any other amount (other than an amount referred to in clause (a) of this Section 8.01) payable under any Loan Document, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of three Business Days; or
any representation or warranty made or deemed made by or on behalf of any Loan Party in or in connection with any Loan Document or any amendment or modification thereof or waiver thereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with any Loan Document or any amendment or modification thereof or waiver thereunder, shall prove to have been incorrect in any material respect when made or deemed made; or
the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Sections 6.02, 6.03, 6.08, 6.11, 6.12, 6.13 or 6.15 or in Article 7; or
any Loan Party shall fail to observe or perform any covenant, condition or agreement contained in any Loan Document to which it is a party (other than those specified in clauses (a), (b) or (d) of this
Section 8.01), and such failure shall continue unremedied for a period of 30 days after such Loan Party shall have obtained knowledge thereof; or
the Borrower or any Subsidiary shall fail to make any payment (whether of principal or interest and regardless of amount) in respect of any Material Indebtedness, when and as the same shall become due and payable (after giving effect to any applicable grace period); or
any   event   or  condition  occurs  that  results  in  any   Material
Indebtedness becoming due prior to its scheduled maturity or that enables or permits the holder or holders of any Material Indebtedness or any trustee or agent on its or their behalf to cause any Material Indebtedness to become due, or to require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity, provided that this clause (g) shall not apply to secured Indebtedness that becomes due solely as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness; or
an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Borrower or any Guarantor or its debts, or of a substantial part of its assets, under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Guarantor or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered; or
the Borrower or any Guarantor shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect,
(ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Section 8.01, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Guarantor or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing; or
the Borrower or any Guarantor shall become unable, admit in writing its inability or fail generally to pay its debts as they become due; or
one or more judgments for the payment of money in an aggregate amount in excess of $1,000,000 shall be rendered against the Borrower or any Guarantor or any combination thereof and the same shall remain undischarged, unvacated, unbonded or unstayed for a period of 60 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Borrower or any Guarantor to enforce any such judgment; or
an ERISA Event shall have occurred that, in the judgment of the Required Lenders reasonably exercised, when taken together with all other ERISA Events that have occurred, could reasonably be expected to result in a Material Adverse Effect; or
  any Loan Document shall cease, for any reason, to be in full force and effect, or any Loan Party shall so assert in writing or shall disavow any of its obligations thereunder; or
any Lien purported to be created under any Security Document shall cease to be, or shall be asserted by any Loan Party not to be, a valid and perfected Lien on any Collateral, with the priority required by the applicable Security Document; or
a Change in Control shall occur.
Contract Remedies
Upon the occurrence of an Event of Default or at any time thereafter during the continuance thereof, in the case of an Event of Default specified in Section 8.01(h) or 8.01(i), without declaration or notice to the Borrower, the Revolving Commitments (including the Letter of Credit Commitment and the Bankers Acceptance Commitment) shall immediately and automatically terminate, and the Loans, all accrued and unpaid interest thereon and all other amounts owing under the Loan Documents shall immediately become due and payable, and in all other cases, upon the direction of the Required Lenders, the Administrative Agent shall, by notice to the Borrower, declare all of the Revolving Commitments (including the Letter of Credit Commitment and the Bankers Acceptance Commitment) to be terminated forthwith, whereupon such Revolving Commitments (including the Letter of Credit Commitment and the Bankers Acceptance Commitment) shall immediately terminate, or declare the Loans, all accrued and unpaid interest thereon and all other amounts owing under the Loan Documents to be due and payable forthwith, whereupon the same shall immediately become due and payable.
In the event that the Loans, all accrued and unpaid interest thereon and all other amounts owing under the Loan Documents shall have been declared due and payable pursuant to the
provisions of this Section 8.02, (i) the Administrative Agent (A)
upon the direction of the Required Lenders, shall proceed to enforce the rights of the holders of the Notes, the BA
Obligations and the Reimbursement Obligations by suit in equity, action at law and/or other appropriate proceedings, whether for payment or the specific performance of any covenant or agreement contained in the Loan Documents and (B) may exercise any and all rights and remedies provided to the Administrative Agent by the
Loan Documents and (ii) the Borrower shall deposit in the Cash Collateral Account Cash Collateral in an amount equal to the sum of (x) the Bankers Acceptance Exposure and (y) the Letter of
Credit Exposure after giving effect to all payments required under this Section 8.02.  Except as otherwise expressly provided in the Loan Documents, the Borrower expressly waives presentment, demand, protest and all other notices of any kind in connection with the Loan Documents.  The Borrower hereby further expressly waives and covenants not to assert any appraisement, valuation, stay, extension, redemption or similar laws, now or at any time hereafter in force which might delay, prevent or otherwise impede the performance or enforcement of any Loan Document.
THE ADMINISTRATIVE AGENT
          Each  Credit  Party  hereby  irrevocably  appoints  the
Administrative   Agent   as   its  agent   and   authorizes   the
Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms hereof, together with such actions and powers as are reasonably incidental thereto.
          The   Person   serving  as  the  Administrative   Agent
hereunder  shall have the same rights and powers in its  capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent, and such Person and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent hereunder.
          The  Administrative Agent shall not have any duties  or
obligations  except  those expressly set forth  herein.   Without
limiting the generality of the foregoing, (a) the Administrative Agent shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing, (b) the Administrative Agent shall not have any duty to  take  any  discretionary action or exercise any discretionary
powers,   except   discretionary  rights  and  powers   expressly
contemplated by the Loan Documents that the Administrative  Agent is  required  to exercise in writing by the Required Lenders  (or such other number or percentage of the Credit Parties as shall be necessary under the circumstances as provided in Section 10.02), and (c) except as expressly set forth herein, the Administrative Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to the  Borrower,  any of the Subsidiaries or any other  Loan  Party that is communicated to or obtained by the Person serving as Administrative Agent or any of its Affiliates in any capacity.
The Administrative Agent shall not be liable for any action taken or  not  taken  by it with the consent or at the request  of  the
Required Lenders (or such other number or percentage of the Credit Parties as shall be necessary under the circumstances as provided in Section 10.02) or in the absence of its own gross negligence or willful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until written notice thereof is given to the Administrative Agent by the  Borrower or a Credit Party (and, promptly after its  receipt of any such notice, it shall give each Credit Party and the Borrower notice thereof), and the Administrative Agent shall not be  responsible for or have any duty to ascertain or inquire into
(i) any statement, warranty or representation made in or in connection with any Loan Document, (ii) the contents of any certificate, report or other document delivered thereunder or in connection therewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth therein, (iv) the validity, enforceability, effectiveness or genuineness thereof or any other agreement, instrument or other document or (v) the satisfaction of any condition set forth in  Article 5 or elsewhere herein, other than to confirm  receipt of items expressly required to be delivered to the Administrative
Agent.
          The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing believed by it to be genuine and to
have   been   signed   or  sent  by  the  proper   Person.    The
Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to be made by the proper Person, and shall not incur any liability for relying thereon. The Administrative Agent may consult with legal counsel
(who  may be counsel for the Borrower; provided such counsel  has not been retained by the Administrative Agent), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.
          The Administrative Agent may perform any and all its duties and exercise its rights and powers by or through any one
or   more  sub-agents  appointed  by  the  Administrative  Agent, provided that no such delegation shall serve as a release of the Administrative Agent or waiver by the Borrower or the Borrower of any rights hereunder. The Administrative Agent and any such sub-agent may perform any and all its duties and exercise its rights
and   powers  through  their  respective  Related  Parties.   The
exculpatory provisions of the preceding paragraphs shall apply to
any   such   sub-agent  and  to  the  Related  Parties   of   the
Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the  credit  facilities provided for herein as well as activities as Administrative Agent.
          Subject  to  the  appointment  and  acceptance   of   a
successor Administrative Agent as provided in this paragraph, the Administrative Agent may resign at any time by notifying the Credit Parties and the Borrower. Upon any such resignation, the Required Lenders shall have the right, with the approval of the Borrower (provided that such approval shall not be required if a Default has occurred and is continuing), to appoint a successor.
If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Credit Parties, appoint a successor Administrative Agent which shall be a bank with an office in New York, New York, or an Affiliate of any such bank. Upon the acceptance of its appointment as Administrative Agent hereunder by a successor, such  successor shall succeed to and become vested with  all  the
rights,   powers,   privileges  and  duties   of   the   retiring
Administrative Agent, and the retiring Administrative Agent shall
be  discharged  from its duties and obligations  hereunder.   The
fees payable by the Borrower to a successor Administrative Agent shall be the same as those payable to its predecessor unless
otherwise agreed between the Borrower and such successor.   After
the  Administrative Agent's resignation hereunder, the provisions of  this Article 9 and Section 10.03 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.
          Each   Credit   Party   acknowledges   that   it   has,
independently and without reliance upon the Administrative  Agent or any other Credit Party and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Credit Party also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Credit Party and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon any Loan
Document,   any  related  agreement  or  any  document  furnished
thereunder.
MISCELLANEOUS
Notices
     Except in the case of notices and other communications expressly permitted to be given by telephone, all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:
if  to  the Borrower, to it at One Merrick Avenue, Westbury, New  York
11590, Attention: Chief Financial Officer (Telephone No. (516) 683-6000; Telecopy No. (516) 450-1017);
if to the Administrative Agent, to it at One Wall Street, New York, New York 10286, Attention of: Tony Pinella, Agency Administrative Function (Telephone No. (212) 635-4698; Telecopy No. (212) 635-6365,
6366 or 6367; with a copy to The Bank of New York, at One Wall Street, New York, New York 10286, Attention of: Roger A. Grossman (Telephone No. (212) 635-1309; Telecopy No. (212) 635-1480);
if to any other Credit Party, to it at its address (or telecopy number) set forth in its Administrative Questionnaire.
Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.
Waivers; Amendments
No failure or delay by any Credit Party in exercising any right or power under any Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Credit Parties under the Loan Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of any Loan Document or consent to any departure by any Loan Party therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section 10.02, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan shall not be construed as a waiver of any Default, regardless of whether any Credit Party may have had notice or knowledge of such Default at the time. Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and the Required Lenders or by the Borrower and the Administrative Agent with the consent of the Required Lenders, provided that no such agreement shall (i) increase the Revolving Commitment of any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Extension of Credit, or reduce the rate of interest thereon, or reduce any fees or other amounts payable under the Loan Documents, or reduce the amount of any scheduled reduction of any Revolving Commitment, without the written consent of each Credit Party affected thereby, (iii) postpone the scheduled  date  of payment of the principal amount  of  any,  or  any interest thereon (except in connection with a waiver of the applicability of any post-default increase in interest rates), or any fees or other amounts payable under the Loan Documents, or reduce the amount of, waive or excuse any such payment, or postpone the scheduled date of reduction or expiration of any Commitment, without the written consent of each Credit Party affected thereby, (iv) change any provision hereof in a manner that would alter the pro rata sharing of payments required by any Loan Document, without the written consent of each Credit Party, (v) change any of the provisions of this Section 10.02(b) or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to waive, amend or modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender, (vi) release any Guarantor from its Guarantee under the Guarantee Agreement (except as expressly provided in the Guarantee Agreement), or limit its liability in respect of such Guarantee, without the written consent of each Lender or (vii) release of any of the Collateral from the Liens of the Loan Documents (except as expressly provided in the Security Agreement), without the consent of each Lender, and provided, further, that no such agreement shall amend, modify or otherwise affect the rights or duties of the
Administrative Agent, the Swing Line Lender, the BA Issuer or the Issuer hereunder without the prior written consent of the Administrative Agent, the Swing Line Lender, the BA Issuer or the Issuer, as the case may be.
Expenses; Indemnity; Damage Waiver
The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Administrative Agent and its Affiliates, including the reasonable fees, charges and disbursements of counsel for the Administrative Agent, in connection with the syndication of the credit facilities provided for herein, the preparation and administration of this Agreement or any amendments, modifications or waivers of the provisions of any Loan Document (whether or not the transactions contemplated thereby shall be consummated) and (ii) all reasonable out-of-pocket expenses (other than Taxes) incurred by any Credit Party, including the fees, charges and disbursements of any counsel (including any in-house counsel, whether or not on an out-of-pocket basis) for any Credit Party, in connection with the enforcement or protection of its rights in connection with the Loan Documents, including its rights under this Section 10.03, or in connection with the Loans made hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans.
The Borrower shall indemnify each Credit Party and each Related Party thereof (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of any Loan Document or any agreement or instrument contemplated thereby, the performance by the parties to the Loan Documents of their respective obligations thereunder or the consummation of the Transactions or any other transactions contemplated thereby, (ii) any Loan or the use of the proceeds, (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Borrower or any of the Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of the Subsidiaries or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto, provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee or that such indemnity relates to Taxes.
To the extent that the Borrower fails to pay any amount required to be paid by it to the Administrative Agent under paragraphs (a) or (b) of this Section 10.03, each Lender severally agrees to pay to the
Administrative Agent an amount equal to the product of such unpaid amount multiplied by a fraction, the numerator of which is the sum of such Lender's Revolving Commitment and the denominator of which is the sum of the total of all Lenders' Revolving Commitments (in each case determined as of the time that the applicable unreimbursed expense or indemnity payment is sought), provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as applicable, was incurred by or asserted against the Administrative Agent in its capacity as such.
To  the  extent  permitted by applicable law, the Borrower  shall  not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, any Loan Document or any agreement, instrument or other document contemplated thereby, the Transactions or any Loan or the use of the proceeds thereof.
All amounts due under this Section 10.03 shall be payable promptly but in no event later than thirty days after written demand therefor. Successors and Assigns
The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of each Credit Party (and any attempted assignment or transfer by the Borrower without such consent shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby and, to the extent expressly contemplated hereby, the Related Parties of each Credit Party) any legal or equitable right, remedy or claim under or by reason of any Loan Document.
Any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Revolving Commitment and the Loans at the time owing to
it), provided that (i) except in the case of an assignment to a Lender or an Affiliate or an Approved Fund of a Lender, each of the Borrower and the Administrative Agent must give its prior written consent to such assignment (such consents shall not be unreasonably withheld or delayed), (ii) except in the case of an assignment to a Lender or an Affiliate or an Approved Fund of a Lender or an assignment of the entire remaining amount of the assigning Lender's Revolving Commitment, the amount of the Revolving Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 unless the Borrower and the Administrative Agent otherwise consent, (iii) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance together with, unless otherwise agreed by the Administrative Agent, a processing and recordation fee of $3,500, and (iv) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire, and provided further, that any consent of the Borrower otherwise required under this paragraph shall not be required if a Default has occurred and is continuing. Subject to acceptance and recording thereof pursuant to paragraph (d) of this Section 10.04, from and after the effective date specified in each Assignment and Acceptance, the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under the Loan Documents, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under the Loan Documents (and, in the case of an Assignment and Acceptance covering all of the assigning Lender's rights and obligations under the Loan Documents, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 3.05, 3.06, 3.07 and 10.03). Any assignment or transfer by a Lender of rights or obligations under the Loan Documents that does not comply with this paragraph shall be treated for purposes of the Loan Documents as a sale by such Lender of a participation in such rights and obligations in accordance with paragraph (e) of this
Section 10.04. Notwithstanding anything to the contrary, an assignee Lender shall not be entitled to receive any greater payment under Sections 3.05 or 3.07 than the assigning Lender would have been entitled to receive with respect to the interest so assigned unless the assignment of such interest is made with the Borrower's prior written consent
The Administrative Agent, acting for this purpose as an agent of the Borrower, shall maintain at one of its offices in New York City a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Revolving Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive absent clearly demonstrable error, and the Borrower and each Credit Party may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower and any Credit Party, at any reasonable time and from time to time upon reasonable prior notice.
Upon  its  receipt  of  a  duly completed  Assignment  and  Acceptance executed by an assigning Lender and an assignee, the assignee's completed Administrative Questionnaire (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) of this Section 10.04 and any written consent to such assignment required by paragraph (b) of this Section 10.04, the Administrative Agent shall accept such Assignment and Acceptance and record the information contained therein in the Register. No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.
Any Lender may, without the consent of the Borrower or any Credit Party, sell participations to one or more banks or other entities (each such bank or other entity being called a "Participant") in all or a portion of such Lender's rights and obligations under the Loan Documents (including all or a portion of its Commitment and the Loans owing to it), provided that (i) such Lender's obligations under the Loan Documents shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Loan Parties and the Credit Parties shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce the Loan Documents and to approve any amendment, modification or waiver of any provision of any Loan Documents, provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to paragraph (b) of Section 10.02 that affects such Participant. Subject to paragraph (f) of this Section 10.04, the Borrower agrees that each Participant shall be entitled to the benefits of Sections
3.05 and 3.06 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this
Section 10.04. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 10.08 as though it were a Lender, provided that such Participant agrees to be subject to paragraph (c) of Section 2.09 as though it were a Lender.
A Participant shall not be entitled to receive any greater payment under Sections 3.05 or 3.07 than the Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 3.07 unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with paragraph (e) of
Section 3.07 as though it were a Lender.
Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under the Loan Documents to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section 10.04 shall not apply to any such pledge or assignment of a security interest, provided that no such pledge or assignment of a security interest shall release a Lender from any of its obligations under the Loan Documents or substitute any such pledgee or assignee for such Lender as a party hereto.
Survival
    All  covenants,  agreements, representations  and  warranties made by the Borrower herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of any
    Loan Document and the making of any Loans, regardless of any investigation made by any such other party or on its behalf and  notwithstanding  that  any Credit  Party  may  have  had
    notice   or   knowledge   of   any   Default   or   incorrect
    representation  or  warranty  at  the  time  any  credit   is
    extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on  any Loan or any fee or any other amount payable under the
    Loan Documents is outstanding and unpaid and so long as the Commitments have not expired or terminated. The provisions of Sections 3.05, 3.06, 3.07 and 10.03 and Article 9 shall survive and remain in full force and effect regardless of the  consummation  of  the transactions contemplated  hereby, the  repayment  of  the  Loans and  the  termination  of  the
    Commitments  or  the  termination of this  Agreement  or  any provision hereof.
Counterparts; Integration; Effectiveness
    This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which, when
    taken  together,  shall constitute but  one  contract.   This
    Agreement and any separate letter agreements with respect  to fees payable to any Credit Party constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject
    matter  hereof.   Except as provided in  Section  5.01,  this
    Agreement  shall  become effective when it  shall  have  been
    executed   by   the  Administrative  Agent   and   when   the
    Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the  other  parties hereto, and thereafter shall  be  binding upon  and  inure  to  the benefit of the parties  hereto  and
    their  respective  successors and assigns.   Delivery  of  an
    executed   counterpart   of  this  Agreement   by   facsimile
    transmission shall be effective as delivery of a manually executed counterpart of this Agreement.
Severability
    In  the event any one or more of the provisions contained  in
    this   Agreement   should  be  held   invalid,   illegal   or
    unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby (it
    being   understood  that  the  invalidity  of  a   particular
    provision in a particular jurisdiction shall not in and of itself affect the validity of such provision in any other
    jurisdiction).   The  parties shall  endeavor  in  good-faith
    negotiations   to   replace   the   invalid,    illegal    or
    unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.
Right of Setoff
    If   an   Event  of  Default  shall  have  occurred  and   be
    continuing,   each  of  the  Lenders  and  their   respective
    Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by applicable law, to setoff and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by it to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement held by it, irrespective of whether or not it shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of each  of  the  Lenders and their respective Affiliates  under this  Section  10.08  are in addition  to  other  rights  and remedies  (including  other rights of  setoff)  that  it  may have.
Governing Law; Jurisdiction; Consent to Service of Process
This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York.
Each of the parties hereto hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or Federal court of the United States of America sitting in New York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or the other Loan Documents, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that, to the extent permitted by applicable law, all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by applicable law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that any party hereto may otherwise have to bring any action or proceeding relating to this Agreement or the other Loan Documents in the courts of any jurisdiction.
Each party hereto hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection that it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or the other Loan Documents in any court referred to in paragraph (b) of this Section 10.09. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by applicable law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.
Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 10.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.
WAIVER OF JURY TRIAL
    EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS
    AGREEMENT.    EACH  PARTY  HERETO  (A)  CERTIFIES   THAT   NO
    REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER
    PARTIES   HERETO  HAVE  BEEN  INDUCED  TO  ENTER  INTO   THIS
    AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.
Headings
    Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of  this Agreement and shall not affect the construction  of,
    or   be  taken  into  consideration  in  interpreting,   this
    Agreement.
Interest Rate Limitation
    Notwithstanding anything herein to the contrary,  if  at  any time  the interest rate applicable to any Loan, together with all fees, charges and other amounts that are treated as interest on such Loan under applicable law (collectively the
    "charges"),  shall  exceed  the  maximum  lawful  rate   (the
    "maximum rate") that may be contacted for, charged, taken, received or reserved by the Lender holding such Loan in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all of the charges payable in respect thereof, shall be limited to the maximum rate and, to the extent lawful, the interest and the charges that would have been payable in respect of such Loan but  were  not payable as a result of the operation  of  this
    Section 10.12 shall be cumulated, and the interest and the charges payable to such Lender in respect of other Loans or periods shall be increased (but not above the maximum rate
    therefor)   until  such  cumulated  amount,   together   with
    interest thereon at the Federal Funds Rate to the date of repayment, shall have been received by such Lender.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.
                         LIFETIME HOAN CORPORATION



                         By:
                         Name:
                         Title:



                         THE BANK OF NEW YORK,
                         as Administrative Agent and Lender


                         By:
                         Name:
                         Title

                         HSBC BANK USA



                         By:
                         Name:
                         Title:
                         CITIBANK, N.A.



                         By:
                         Name:
                         Title:
                         BANK LEUMI USA



                         By:
                         Name:
                         Title:
                         WELLS FARGO BANK, N.A.



                         By:
                         Name:
                         Title:
                          SCHEDULE 1.01
                  Existing Bankers Acceptances
               Amount                   Issuance Date
               $12,949                  9/25/01 (Matures 11/9/01)
               $28,816                  10/11/01
               $7,920                   10/23/01
               $142,105                 10/2/01
               $33,639                  10/5/01
               $78,258                  10/5/01
               $38,491                  10/12/01
               $29,963                  10/23/01
               $577,034                 11/06/01
               $5,220                   11/08/01

                   Existing Letters of Credit
                           Commercial
               Amount                   Issuance Date
               $158,613                 12/6/00
               $79,945                  12/6/00
               $32,824                  1/8/01
               $265,055                 1/8/01
               $187,397                 1/10/01
               $186,572                 8/8/01
               $21,000                  11/1/01
               $152,000                 11/2/01


                             Standby

               Amount                   Issuance Date
               $279,200                 1/10/95
               $1,711,874               1/23/01

                          SCHEDULE 2.01
                   Effective Date Commitments

               Lender                     Commitment
    The Bank of New York                $12,500,000.00
    HSBC Bank USA                       $12,500,000.00
    Citibank, N.A.                       $8,000,000.00
    Wells Fargo Bank, N.A.               $8,000,000.00
    Bank Leumi USA                       $4,000,000.00
               TOTAL                     $45,000,000

                          SCHEDULE 4.06
                        Disclosed Matters

                          SCHEDULE 4.12
                          Subsidiaries

                          SCHEDULE 4.13
                            Insurance
                          SCHEDULE 7.01
                      Existing Indebtedness

                          SCHEDULE 7.02
                         Existing Liens

                          SCHEDULE 7.04
                      Existing Investments

                         SCHEDULE 7.10
                     Existing Restrictions

                          EXHIBIT C-1

                    FORM OF REVOLVING NOTE

$_____________                               November __, 2001
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay to the order of _______________________________________ (the "Lender")
______________ DOLLARS ($_____________) or if less, the unpaid principal amount of the Revolving Loans made by the Lender to the Borrower, in the amounts and at the times set forth in the Credit Agreement, dated as of November __, 2001, among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), and to pay interest from the date hereof on the principal balance of such Revolving Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York,
New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United
States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
The Revolving Loans evidenced by this Revolving Note are prepayable in the amounts, and under the circumstances, and their respective maturities are subject to acceleration upon the terms, set forth in the Credit Agreement. This Revolving Note is subject to, and should be construed in accordance with, the provisions of the Credit Agreement and is entitled to the benefits and security set forth in the Loan Documents.
     The Lender is hereby authorized to record on the schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Revolving Loan made by the Lender, (b) the class, Type and amount thereof, (c) the interest rate (without regard to the Applicable Margin) and Interest Period applicable to each Eurodollar Loan and (d) the date and amount of each conversion of, and each payment or prepayment of the principal of, any such Revolving Loan. The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Revolving Loans in accordance with the terms of the Credit Agreement.
Except as specifically otherwise provided in the Credit Agreement, the Borrower hereby waives presentment, demand, notice of dishonor, protest, notice of protest and all other demands, protests and notices in connection with the execution, delivery, performance, collection and enforcement of this Revolving Note.
THIS REVOLVING NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.
                               LIFETIME HOAN CORPORATION

                               By:
                               Name:
                               Title:
                  SCHEDULE TO REVOLVING NOTE


                               Amount of
                               principal   Interest     Interest
                               converted,  rate on      Period for
                      Amount   paid or,    Eurodollar   Eurodollar    Notation
Date   Type of Loan   of Loan  prepaid     Loans        Loans         made by


                          EXHIBIT C-2

                    FORM OF SWING LINE NOTE

$5,000,000.00                                November __, 2001
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay to the order of THE BANK OF NEW YORK (the
"Swing Line Lender") FIVE MILLION DOLLARS ($5,000,000.00) or if less, the unpaid principal amount of the Swing Line Loans made by the Swing Line Lender to the Borrower, in the amounts and at the times set forth in the Credit Agreement, dated as of November __, 2001, among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), and to pay interest from the date hereof on the principal balance of such Swing Line Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York, New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
The Swing Line Loans evidenced by this Swing Line Note are prepayable in the amounts, and under the circumstances, and their respective maturities are subject to acceleration upon the terms, set forth in the Credit Agreement. This Swing Line Note is subject to, and should be construed in accordance with, the provisions of the Credit Agreement and is entitled to the benefits and security set forth in the Loan Documents.
     The Lender is hereby authorized to record on the schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Swing Line Loan, (b) the amount thereof and (c) the date and amount of each payment or prepayment of the principal of any such Swing Line Loan.
The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Swing Line Loans in accordance with the terms of the Credit Agreement.
Except as specifically otherwise provided in the Credit Agreement, the Borrower hereby waives presentment, demand, notice of dishonor, protest, notice of protest and all other demands, protests and notices in connection with the execution, delivery, performance, collection and enforcement of this Swing Line Note.
THIS SWING LINE NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.
                               LIFETIME HOAN CORPORATION

                               By:
                               Name:
                               Title:
                  SCHEDULE TO SWING LINE NOTE






                               Amount of
Date       Amount of Loan      principal     Notation
                               paid or       made by
                               prepaid





                           EXHIBIT D

                  FORM OF GUARANTEE AGREEMENT


GUARANTEE AGREEMENT, dated as of November __, 2001, among LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), each of the subsidiaries of the Borrower listed on Schedule I hereto (each such subsidiary, individually, a "Guarantor" and, collectively, the "Guarantors") and THE BANK OF NEW YORK, as administrative agent under the Credit Agreement referred to in the next paragraph. Reference is made to the Credit Agreement, dated as of November __, 2001, among the Borrower, the Lenders from time to time party thereto and The Bank of New York, as Administrative Agent (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"). Capitalized terms used herein and not defined herein shall have the meanings assigned to such terms in the Credit Agreement.
The Lenders have agreed to make Loans to the Borrower pursuant to, and upon the terms and subject to the conditions specified in, the Credit Agreement. Each of the Guarantors is a wholly-owned Subsidiary, and each Guarantor acknowledges that it will derive substantial benefit from the making of the Loans.
Accordingly, the parties hereto agree as follows:
Guarantee; Fraudulent Transfer, etc.; Contribution
Each Guarantor unconditionally guarantees, jointly with the other Guarantors and severally, as a primary obligor and not merely as a surety, the Obligations. Each Guarantor further agrees that the Obligations may be extended or renewed, in whole or in part, without notice to or further assent from it
and   that   it   will   remain  bound  upon   its   guarantee
notwithstanding any extension or renewal of any Obligation.
Anything   in   this  Guarantee  Agreement  to  the   contrary
notwithstanding,  (i)  the  obligations  of   each   Guarantor
hereunder shall be limited to a maximum aggregate amount equal to the greatest amount that would not render such Guarantor's obligations hereunder subject to avoidance as a fraudulent transfer or conveyance under Section 548 of Title 11 of the United States Code or any provisions of applicable state law (collectively, the "fraudulent transfer laws"), in each case
after   giving  effect  to  all  other  liabilities  of   such
Guarantor,  contingent or otherwise, that are  relevant  under the fraudulent transfer laws (specifically excluding, however, any  liabilities of such Guarantor (A) in respect of debt owed or owing to the Borrower or Affiliates of the Borrower to the extent that such debt would be discharged in an amount equal to  the amount paid by such Guarantor hereunder and (B)  under
any   Guarantee  of  senior  unsecured  debt  or  Indebtedness
subordinated in right of payment to the Obligations, which Guarantee contains a limitation as to maximum amount similar to that set forth in this clause (i), pursuant to which the liability of such Guarantor hereunder is included in the liabilities taken into account in determining such maximum amount) and after giving effect as assets to the value (as determined under the applicable provisions of the fraudulent transfer laws) of any rights to subrogation, contribution, reimbursement, indemnity or similar rights of such Guarantor pursuant to (1) applicable law or (2) any agreement providing for an equitable allocation among such Guarantor and other Affiliates of the Borrower of obligations arising under guarantees by such parties (including the agreements in paragraph (c) of this Section) and (ii) until all the Obligations have been paid in full, each of the Guarantors
expressly   waives   any  and  all  rights   of   subrogation,
reimbursement, indemnity, exoneration, contribution or any other claim that it may now or hereafter have against the Borrower, any other Loan Party, any other guarantor or any
other   Person  directly  or  contingently  liable   for   the
Obligations, or against or with respect to the property of the Borrower, such other Loan Party, such other guarantor or such other Person, arising from the existence or performance hereof, and, in furtherance, and not in limitation, of the preceding waiver, each of the Guarantors agrees that, in the event that any money or property shall be transferred to any Credit Party by any Guarantor pursuant to this Guarantee Agreement in reduction of the Obligations, such transfer shall be  deemed  to  be  a  contribution  to  the  capital  of  the applicable Loan Party (in the case of the transfer of property, in an amount equal to the fair market value of the property so transferred) as of the date of such transfer, and any  such transfer shall not cause the Parent to be a creditor of such Loan Party.
In addition to all rights of indemnity and subrogation the Guarantors may have under applicable law (but subject to this paragraph), the Borrower agrees that (i) in the event a payment shall be made by any Guarantor hereunder, the Borrower shall indemnify such Guarantor for the full amount of such payment, and such Guarantor shall be subrogated to the rights of  the  person to whom such payments shall have been made  to the extent of such payment, and (ii) in the event that any assets of any Guarantor shall be sold pursuant to any Loan Document to satisfy any claim of any Credit Party, the Borrower shall indemnify such Guarantor in an amount equal to the greater of the book value or the fair market value of the assets so sold. Each Guarantor (a "contributing subsidiary guarantor") agrees (subject to this paragraph) that, in the event a payment shall be made by any other Guarantor hereunder or assets of any other Guarantor shall be sold pursuant to any
Loan Document to satisfy a claim of any Credit Party and such other Guarantor (the "claiming subsidiary guarantor") shall not have been fully indemnified by the Borrower as provided in this paragraph, the contributing subsidiary guarantor shall indemnify the claiming subsidiary guarantor in an amount equal to the amount of such payment or the greater of the book value or  the  fair  market value of such assets, as applicable,  in each  case  multiplied by a fraction of  which  the  numerator
shall   be  the  net  worth  of  the  contributing  subsidiary
guarantor on the date hereof and the denominator shall be the aggregate net worth of all the Guarantors on the date hereof
(or,  in  the  case of any Guarantor becoming a  party  hereto pursuant to Section 21, the date of the Supplement hereto executed and delivered by such Guarantor). Any contributing
subsidiary   guarantor  making  any  payment  to  a   claiming
subsidiary guarantor pursuant to this paragraph shall be subrogated to the rights of such claiming subsidiary guarantor
under   this   paragraph  to  the  extent  of  such   payment.
Notwithstanding  any  provision  of  this  paragraph  to   the
contrary,  all  rights of the Guarantors under this  paragraph and all other rights of indemnity, contribution or subrogation under applicable law or otherwise shall be fully subordinated
to   the   indefeasible  payment  in  full  in  cash  of   the
Obligations.   No failure on the part of the Borrower  or  any
Guarantor to make the payments required by this paragraph  (or any other payments required under applicable law or otherwise) shall in any respect limit the obligations and liabilities of any Guarantor with respect to its obligations under this paragraph, and each Guarantor shall remain liable for the full amount of the obligations of such Guarantor under this paragraph.
Obligations Not Waived
 To the fullest extent permitted by applicable law, each Guarantor waives presentment to, demand of payment from, and protest to the Borrower of any of the Obligations, and also waives notice of acceptance of its guarantee and notice of protest for nonpayment. To the fullest extent permitted by applicable law, the obligations of each Guarantor hereunder shall not be affected by (a) the failure of the Administrative Agent or any other Credit Party to assert any claim or demand or to enforce or exercise any right or remedy against the Borrowers or any other Guarantor under the provisions of the Credit Agreement or any other Loan Document, or otherwise, (b)
any rescission, waiver, amendment or modification of, or any release from, any of the terms or provisions of this Guarantee Agreement, any other Loan Document, any Guarantee or any other agreement, including with respect to any other Guarantor under this Guarantee Agreement or (c) the failure to perfect any security interest in, or the release of, any of the security held  by or on behalf of the Administrative Agent or any other
Credit Party.
Security
 Each Guarantor authorizes the Administrative Agent and each other Credit Party to (a) take and hold security for the payment of the obligations under this Guarantee Agreement and the  Obligations and exchange, enforce, waive and release  any such security, (b) apply such security and direct the order or manner of sale thereof as they in their sole discretion may determine and (c) release or substitute any one or more endorsees, other Guarantors or other obligors.
Guarantee of Payment
 Each Guarantor further agrees that its guarantee hereunder constitutes a guarantee of payment when due and not of collection, and waives any right to require that any resort be had  by the Administrative Agent or any other Credit Party  to any of the security held for payment of the Obligations or  to any  balance of any deposit account or credit on the books  of the Administrative Agent or any other Credit Party in favor of the Borrower or any other person.
No Discharge or Diminishment of Guarantee
 The  obligations  of each Guarantor hereunder  shall  not  be
subject   to   any   reduction,  limitation,   impairment   or
termination for any reason (other than the indefeasible payment in full in cash of the Obligations), including any claim of waiver, release, surrender, alteration or compromise of any of the Obligations, and shall not be subject to any defense or setoff, counterclaim, recoupment or termination
whatsoever   by  reason  of  the  invalidity,  illegality   or
unenforceability  of  the Obligations or  otherwise.   Without
limiting  the generality of the foregoing, the obligations  of each  Guarantor hereunder shall not be discharged or  impaired or otherwise affected by the failure of the Administrative Agent or any other Credit Party to assert any claim or demand or to enforce any remedy under the Credit Agreement, any other
Loan Document or any other agreement, by any waiver or modification of any provision of any thereof, by any default, failure or delay, willful or otherwise, in the performance of the Obligations, or by any other act or omission that may or might in any manner or to any extent vary the risk of any Guarantor or that would otherwise operate as a discharge of any Guarantor as a matter of law or equity (other than the indefeasible payment in full in cash of all the Obligations). Defenses of Borrower Waived
 To  the  fullest extent permitted by applicable law, each  of the  Guarantors waives any defense based on or arising out  of any defense of the Borrower or any other Loan Party or the unenforceability of the Obligations or any part thereof from any cause, or the cessation from any cause of the liability of the Borrower or any other Loan Party, other than the final and
indefeasible payment in full in cash of the Obligations.   The
Administrative Agent and the other Credit Parties may, at their election, foreclose on any security held by one or more of  them by one or more judicial or nonjudicial sales,  accept an assignment of any such security in lieu of foreclosure, compromise or adjust any part of the Obligations, make any other accommodation with the Borrower or any Guarantor or exercise any other right or remedy available to them against the  Borrower or any Guarantor, without affecting or impairing in  any way the liability of any Guarantor hereunder except to the extent the Obligations have been fully, finally and indefeasibly paid in cash. Pursuant to applicable law, each Guarantor waives any defense arising out of any such election even  though  such election operates, pursuant  to  applicable law, to impair or to extinguish any right of reimbursement or subrogation or other right or remedy of such Guarantor against the  Borrower  or any other Guarantor, as applicable,  or  any security.
Agreement to Pay; Subordination
 In furtherance of the foregoing and not in limitation of any other right that the Administrative Agent or any other Credit Party has at law or in equity against any Guarantor by virtue hereof, upon the failure of the Borrower or any other Loan Party to pay any Obligation when and as the same shall become due, whether at maturity, by acceleration, after notice of prepayment or otherwise, each Guarantor hereby promises to and will forthwith pay, or cause to be paid, to the Administrative Agent or such other Credit Party as designated thereby in cash the  amount of such unpaid Obligations.  Upon payment  by  any
Guarantor of any sums to the Administrative Agent or any Credit Party as provided above, all rights of such Guarantor against the Borrower arising as a result thereof by way of right of subrogation, contribution, reimbursement, indemnity or  otherwise shall in all respects be subordinate and  junior in  right of payment to the prior indefeasible payment in full in cash of all the Obligations. In addition, any debt of the Borrower or any other Loan Party now or hereafter held by any Guarantor is hereby subordinated in right of payment to the prior  indefeasible  payment in full in cash  of  all  of  the
Obligations. If any amount shall erroneously be paid to any Guarantor on account of (a) such subrogation, contribution, reimbursement, indemnity or similar right or (b) any such debt of the Borrower or such other Loan Party, such amount shall be held in trust for the benefit of the Credit Parties and shall forthwith be paid to the Administrative Agent to be credited against the payment of the Obligations, whether matured or unmatured, in accordance with the terms of the Loan Documents. Information
 Each  Guarantor  assumes  all responsibility  for  being  and
keeping   itself  informed  of  each  Loan  Party's  financial
condition  and assets, and of all other circumstances  bearing upon the risk of nonpayment of the Obligations and the nature, scope and extent of the risks that such Guarantor assumes and incurs hereunder, and agrees that none of the Administrative Agent or the other Credit Parties will have any duty to advise any  of  the Guarantors of information known to it or  any  of them regarding such circumstances or risks.
Representations and Warranties
          Each of the Guarantors represents and warrants as to itself that all representations and warranties relating to it contained in the Credit Agreement are true and correct.
Termination
 The  guarantees made hereunder (a) shall terminate  when  all the  Obligations have been indefeasibly paid in full  in  cash and  the  Lenders  have  no  further  commitment  to  lend  or otherwise  extend  credit under the Credit Agreement  and  (b)
shall   continue   to  be  effective  or  be  reinstated,   as
applicable,  if at any time payment, or any part  thereof,  of any  Obligation is rescinded or must otherwise be restored  by any Credit Party or any Guarantor upon the bankruptcy or reorganization of any Loan Party or otherwise.
Binding Effect; Several Agreement; Assignments
 Whenever in this Guarantee Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of any Guarantor that are contained in this Guarantee Agreement shall bind and inure to the benefit of each party hereto and its successors and assigns. This Guarantee Agreement shall become effective as to any Guarantor when a counterpart hereof executed on behalf of such Guarantor shall have been delivered to  the  Administrative Agent and a counterpart  hereof  shall have been executed on behalf of the Administrative Agent, and thereafter shall be binding upon such Guarantor and the
Administrative Agent and their respective successors and assigns, and shall inure to the benefit of such Guarantor, the Administrative Agent and the other Credit Parties, and their respective successors and assigns, except that no Guarantor shall have the right to assign its rights or obligations hereunder or any interest herein (and any such attempted assignment shall be void), except as expressly contemplated by this Guarantee Agreement or the other Loan Documents.  If  any of  the equity interests in any Guarantor is sold, transferred or  otherwise disposed of pursuant to a transaction  permitted by the Loan Documents and, immediately after giving effect thereto, such Guarantor shall no longer be a Subsidiary, then
the   obligations  of  such  Guarantor  under  this  Guarantee
Agreement  shall  be automatically released.   This  Guarantee
Agreement shall be construed as a separate agreement with respect to each Guarantor and may be amended, modified, supplemented, waived or released with respect to any Guarantor without the approval of any other Guarantor and without affecting the obligations of any other Guarantor hereunder. Waivers; Amendment
No  failure or delay of the Administrative Agent in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or
power.   The  rights and remedies of the Administrative  Agent
hereunder and of the other Credit Parties under the other Loan Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Guarantee Agreement or any other Loan
Document   or  consent  to  any  departure  by  any  Guarantor
therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on any Guarantor in any case shall entitle such Guarantor to any other or further notice or demand in similar or other circumstances.
Neither this Guarantee Agreement nor any provision hereof  may be waived, amended or modified except pursuant to a written agreement entered into by, between or among the Administrative Agent and the Guarantor or Guarantors with respect to which such waiver, amendment or modification is to apply, subject to any  consent required in accordance with Section 10.02 of  the
Credit Agreement.
GOVERNING LAW
 THIS  GUARANTEE AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED
IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.
Notices
 All  communications and notices hereunder shall be in writing
and   given  as  provided  in  Section  10.01  of  the  Credit
Agreement. All communications and notices hereunder to each Guarantor shall be given to it at its address set forth in the Schedule hereto.
Survival of Agreement; Severability
All covenants, agreements, representations and warranties made by the Guarantors herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Guarantee Agreement or any other Loan Document shall be considered to have been relied upon by the Administrative Agent and the other Credit Parties and shall survive the execution and delivery of any Loan Document and the  making of any Loan, regardless of any investigation  made by  the  Credit Parties or on their behalf, and shall continue in  full force and effect until this Guarantee Agreement shall terminate.
In  the  event any one or more of the provisions contained  in this  Guarantee Agreement or in any other Loan Document should be  held invalid, illegal or unenforceable in any respect, the
validity,   legality  and  enforceability  of  the   remaining
provisions contained herein and therein shall not in  any  way be  affected or impaired thereby (it being understood that the
invalidity   of  a  particular  provision  in   a   particular
jurisdiction shall not in and of itself affect the validity of such provision in any other jurisdiction). The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.
Counterparts
 This Guarantee Agreement may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one contract (subject to Section 11), and shall become effective
as   provided   in  Section  11.   Delivery  of  an   executed
counterpart   of   this  Guarantee  Agreement   by   facsimile
transmission shall be as effective as delivery of a manually executed counterpart of this Guarantee Agreement.
Rules of Interpretation
          The rules of interpretation specified in Section
1.03 of the Credit Agreement shall be applicable to this Guarantee Agreement.

Jurisdiction; Consent to Service of Process
Each party hereto hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or Federal court of the United States of America sitting in New York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Guarantee Agreement or the other Loan Documents, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that, to the extent permitted by applicable law, all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by applicable law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Guarantee Agreement shall affect any right that any party hereto may otherwise have to bring any action or proceeding relating to this Guarantee Agreement or the other Loan Documents in the courts of any jurisdiction.
Each party hereto hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection that it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Guarantee Agreement or the other Loan Documents in any court referred to in paragraph (a) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.
Each party to this Guarantee Agreement irrevocably consents to service of process in the manner provided for notices in
Section 14. Nothing in this Guarantee Agreement will affect the right of any party to this Guarantee Agreement to serve process in any other manner permitted by law.
WAIVER OF JURY TRIAL
 EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS GUARANTEE
AGREEMENT. EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS GUARANTEE AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.
Additional Guarantors
 Upon execution and delivery after the date hereof by the Administrative Agent and a Subsidiary of an instrument in the form of Annex 1, such Subsidiary shall become a Guarantor hereunder with the same force and effect as if originally named as a Guarantor herein. The execution and delivery of any such instrument shall not require the consent of any other Guarantor hereunder. The rights and obligations of each Guarantor hereunder shall remain in full force and effect notwithstanding the addition of any new Guarantor as a party to this Guarantee Agreement.
Right of Setoff
 If an Event of Default shall have occurred and be continuing, each Credit Party is hereby authorized at any time and from time to time, to the fullest extent permitted by applicable law, to setoff and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other Indebtedness at any time owing by such Credit Party to or for the credit or the account of any Guarantor against any or all the obligations of such Guarantor now or hereafter existing under this Guarantee Agreement and the other Loan Documents held by such Credit Party, irrespective of whether or not such Credit Party shall have made any demand under this Guarantee Agreement or any other Loan Document and although such obligations may be unmatured. The rights of each Credit Party under this Section are in addition to other rights and remedies (including other rights of setoff) which such Credit Party may have.
Headings
 Section headings used herein are for convenience of reference only, are not part of this Guarantee Agreement and are not to affect the construction of, or be taken into consideration in interpreting, this Guarantee Agreement.
          IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

                              LIFETIME HOAN CORPORATION


                              By:
                              Name:
                              Title:


                              EACH OF THE SUBSIDIARIES OF THE
                              PARENT LISTED ON THE SCHEDULE
                              HERETO


                              By:
                              Name:
                              Title:



THE BANK OF NEW YORK,

as Administrative Agent



By:
Name:
Title:

               SCHEDULE I TO GUARANTEE AGREEMENT

                          GUARANTORS

Guarantor                               Address for Notices

Lifetime Hoan Corporation

Outlet Retail Stores, Inc.

Roshco, Inc.

M. Kamenstein Corp.


                ANNEX 1 TO GUARANTEE AGREEMENT

                      FORM OF SUPPLEMENT


SUPPLEMENT NO.__, dated as of _______________, 200_, to the GUARANTEE AGREEMENT, dated as of November __, 2001, among LIFETIME HOAN CORPORATION, a ___________ corporation (the "Borrower"), each of the subsidiaries of the Borrower listed on Schedule I thereto and THE BANK OF NEW YORK, as administrative agent under the Credit Agreement referred to in the next paragraph (as amended, supplemented or otherwise modified from time to time, the "Guarantee Agreement").
A. Reference is made to the Credit Agreement, dated as of November __, 2001, among the Borrower, the Lenders from time to time party thereto and The Bank of New York, as Administrative
Agent (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"). Capitalized terms used herein and not defined herein shall have the meanings assigned to such terms in the Credit Agreement and the Guarantee Agreement.
B. The Guarantors have entered into the Guarantee Agreement in order to induce the Lenders to make Loans. Section 20 of the Guarantee Agreement provides that additional Subsidiaries may become Guarantors under the Guarantee Agreement by execution and delivery of an instrument in the form of this Supplement. The undersigned Subsidiary (the "New Guarantor") is executing this Supplement in accordance with the requirements of the Credit Agreement to become a Guarantor under the Guarantee Agreement in order to induce the Lenders to make additional Loans and as consideration for Loans previously made.
Accordingly, the Administrative Agent and the New Guarantor agree as follows:
In accordance with Section 20 of the Guarantee Agreement, the New Guarantor by its signature below becomes a Guarantor under the Guarantee Agreement with the same force and effect as if originally named therein as a Guarantor, and the New Guarantor hereby (a) agrees to all the terms and provisions of the Guarantee Agreement applicable to it as a Guarantor thereunder and (b) represents and warrants that the representations and warranties made by it as a Guarantor thereunder are true and correct on and as of the date hereof. Each reference to a "Guarantor" in the Guarantee Agreement shall be deemed to include the New Guarantor.  The Guarantee
     Agreement is hereby incorporated herein by reference.
The New Guarantor represents and warrants to the Administrative
Agent and the other Credit Parties that this Supplement has been duly authorized, executed and delivered by it and constitutes its legal, valid and binding obligation, enforceable against it in accordance with its terms.
This Supplement may be executed in counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one contract. This Supplement shall become effective when the Administrative Agent shall have received counterparts of this Supplement that, when taken together, bear the signatures of the New Guarantor and the Administrative Agent. Delivery of an executed counterpart of this Supplement by facsimile transmission shall be as effective as delivery of a manually executed counterpart of this Supplement.
Except as expressly supplemented hereby, the Guarantee Agreement shall remain in full force and effect.
THIS SUPPLEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE
           WITH, THE LAWS OF THE STATE OF NEW YORK.
  In case any one or more of the provisions contained in this Supplement should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and in the Guarantee Agreement shall not in any way be affected or impaired thereby (it being understood that the invalidity of a particular provision hereof in a particular jurisdiction shall not in and of itself affect the validity of such provision in any other jurisdiction). The parties hereto shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.
All communications and notices hereunder shall be in writing and given as provided in Section 14 of the Guarantee Agreement. All communications and notices hereunder to the New Guarantor shall be given to it at the address set forth under its signature below.
The New Guarantor agrees to reimburse the Administrative Agent for its reasonable out-of-pocket expenses in connection with this Supplement, including the reasonable fees, disbursements and other charges of counsel for the Administrative Agent.IN WITNESS WHEREOF, the New Guarantor and the Administrative Agent have duly executed this Supplement to the Guarantee Agreement as of the day and year first above written.

                         [Name of New Guarantor]


                         By:
                         Name:
                         Title:

                         Address:


                         Attention:
                         Telephone No.: (___) ___-____
                         Facsimile No.:  (___) ___-____

THE BANK OF NEW YORK,

as Administrative Agent


By:
Name:
Title:



                           EXHIBIT E
                  FORM OF SECURITY AGREEMENT


 SECURITY  AGREEMENT,  dated as of November  __,  2001,  among
LIFETIME   HOAN  CORPORATION,  a  Delaware  corporation   (the
"Borrower"),  each  of the Subsidiaries of the  Borrower  from time to time party hereto (each such Subsidiary, individually,
a   "Guarantor"  and,  collectively,  the  "Guarantors";   the
Guarantors   and   the   Borrower  are  referred   to   herein
individually   as   a  "Grantor"  and  collectively   as   the
"Grantors") and THE BANK OF NEW YORK, as Administrative  Agent
for  the  Lenders  from  time to  time  party  to  the  credit
agreement   referred   to  below  (in   such   capacity,   the
"Administrative Agent").
 Reference  is  made  to  the Credit Agreement,  dated  as  of
November __, 2001 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and among the Borrower, the Lenders from time to time party thereto and the Administrative Agent.
 The Lenders have agreed to make Loans to, and otherwise extend credit on behalf of, the Borrower pursuant to, and upon the  terms  and  subject to the conditions specified  in,  the
Credit  Agreement.   Each  of the  Guarantors  has  agreed  to
guarantee,  among  other things, all the obligations  of  each
Loan  Party under the Loan Documents.  The obligations of  the
Lenders  to  make  Loans  and  otherwise  extend  credit   are
conditioned upon, among other things, the execution and delivery by the Grantors of an agreement in the form hereof to secure the Obligations.
 Accordingly, the Grantors and the Administrative Agent hereby agree as follows:
Definitions
Unless the context otherwise requires, capitalized terms used herein and not defined herein shall have the meanings assigned to such terms in the Credit Agreement.
As  used  herein, the following terms shall have the following meanings:
          "Account Debtor": as defined in the NYUCC.
             "Accounts": as defined in the NYUCC.
 "Accounts Receivable": all Accounts and all right, title and interest in any returned goods, together with all rights,
    titles, securities and guarantees with respect thereto, including any rights to stoppage in transit, replevin, reclamation and resales, and all related security interests, liens and pledges, whether voluntary or involuntary, in each case whether now existing or owned or hereafter arising or acquired.
           "Chattel Paper": as defined in the NYUCC.
    "Collateral": with respect to any Grantor, all personal property of every kind and nature, wherever located, whether now owned or hereafter acquired or arising, and all Proceeds and products thereof, including, without limitation, all (i)
      Accounts Receivable, (ii) Equipment, (iii) General Intangibles, (iv) Inventory, (v) Instruments, (vi) Pledged
  Debt, (vii) Pledged Equity, (viii) Documents, (ix) Chattel
 Paper (whether tangible or electronic), (x) Deposit Accounts,
  (xi) Letter of Credit Rights (whether or not the letter of credit is evidenced in writing), (xii) Commercial Tort Claims,
  (xiii) Intellectual Property, (xiv) Supporting Obligations,
  (xv) any other contract rights or rights to the payment of money, (xvi) insurance claims and proceeds, (xvii) tort claims and (xviii) unless otherwise agreed upon in writing by such Grantor and the Lender, other property owned or held by or on behalf of such Grantor that may be delivered to and held by the Lender pursuant to the terms hereof. Notwithstanding anything to the contrary in any Loan Document, for purposes hereof, the term "Collateral" shall not include any right
  under any General Intangible if the granting of a security interest therein or an assignment thereof would violate any enforceable provision of such General Intangible. "Commercial Tort Claims": as defined in the NYUCC.
 "Copyright License":  any written agreement, now or hereafter in effect, granting any right to any third party under any Copyright now or hereafter owned by any Grantor or which such
  Grantor otherwise has the right to license, or granting any right to such Grantor under any Copyright now or hereafter owned by any third party, and all rights of such Grantor under any such agreement.
  "Copyrights": all of the following now owned or hereafter acquired by any Grantor: (i) all copyright rights in any work subject to the copyright laws of the United States or any
   other country, whether as author, assignee, transferee or otherwise, and (ii) all registrations and applications for registration of any such copyright in the United States or any other country, including registrations, recordings, supplemental registrations and pending applications for registration in the United States Copyright Office, including those listed on Schedule 6 to the Perfection Certificate.
         "Deposit Accounts": as defined in the NYUCC.
            "Documents":  as defined in the NYUCC.
   "Equipment": as defined in the NYUCC, and shall include, without limitation, all equipment, furniture and furnishings, and all tangible personal property similar to any of the foregoing, including tools, parts and supplies of every kind and description, and all improvements, accessions or appurtenances thereto, that are now or hereafter owned by any
                           Grantor.
  "Equity Interests": with respect to (i) a corporation, the capital stock thereof, (ii) a partnership, any partnership interest therein, including all rights of a partner in such partnership, whether arising under the partnership agreement of such partnership or otherwise, (iii) a limited liability company, any membership interest therein, including all rights of a member of such limited liability company, whether arising under the limited liability company agreement of such limited liability company or otherwise, (iv) any other firm, association, trust, business enterprise or other entity that is similar to any other Person listed in clauses (i), (ii) and
  (iii), and this clause (iv), of this definition, any equity interest therein or any other interest therein that entitles the holder thereof to share in the net assets, revenue,
  income, earnings or losses thereof or to vote or otherwise participate in any election of one or more members of the managing body thereof and (vi) all warrants and options in respect of any of the foregoing and all other securities that are convertible or exchangeable therefor.
  "General Intangibles": as defined in the NYUCC, and shall include, without limitation, all corporate or other business records, indemnification claims, contract rights (including rights under leases, whether entered into as lessor or lessee, interest rate protection agreements and other agreements), Intellectual Property, goodwill, registrations, franchises, tax refund claims, guarantee, claim, security interest or
  other security held by or granted to any Grantor to secure payment by an Account Debtor of any of the Accounts Receivable
or payment by the relevant obligor of any of the Pledged Debt. "Intellectual Property": all intellectual and similar property of any Grantor of every kind and nature now owned or hereafter acquired by any Grantor, including inventions, designs, Patents, Copyrights, Trademarks, Licenses, trade secrets, confidential or proprietary technical and business information, customer lists, know-how, show-how or other data or information, software and databases and all embodiments or fixations thereof and related documentation, registrations and franchises, and all additions, improvements and accessions to, and books and records describing or used in connection with, any of the foregoing.
   "Inventory": as defined in the NYUCC, and shall include, without limitation, all goods of any Grantor, whether now owned or hereafter acquired, held for sale or lease, or furnished or to be furnished by any Grantor under contracts of service, or consumed in any Grantor's business, including raw materials, intermediates, work in process, packaging materials, finished goods, semi-finished inventory, scrap inventory, manufacturing supplies and spare parts, and all such goods that have been returned to or repossessed by or on behalf of any Grantor.
      "Letter of Credit Rights": as defined in the NYUCC. "License": any Patent License, Trademark License, Copyright
License or other license or sublicense to which any Grantor is a party, including those listed on Schedule 6 to the
                    Perfection Certificate.
 "NYUCC":  the UCC as in effect from time to time in the State of New York.
    "Obligations": (i) the due and punctual payment of (x) principal of and premium, if any, and interest (including interest accruing during the pendency of any bankruptcy, insolvency, receivership or other similar proceeding, regardless of whether allowed or allowable in such proceeding)
on the Loans, the Bankers Acceptance Exposure or the Letter of
   Credit Exposure, when and as due, whether at maturity, by acceleration, upon one or more dates set for prepayment or otherwise, and (y) all other monetary obligations, including fees, commissions, costs, expenses and indemnities, whether primary, secondary, direct, contingent, fixed or otherwise
 (including monetary obligations incurred during the pendency of any bankruptcy, insolvency, receivership or other similar proceeding, regardless of whether allowed or allowable in such proceeding), of the Borrower or any Guarantor to any Credit
Party under the Credit Agreement and the other Loan Documents, or that are otherwise payable to any Credit Party under the Credit Agreement and the other Loan Documents, (ii) the due and punctual performance of all covenants, agreements, obligations and liabilities of the Borrower or any Guarantor under or pursuant to the Credit Agreement and the other Loan Documents and (iii) unless otherwise agreed upon in writing by the Required Lenders, all obligations of the Borrower,
  monetary or otherwise, under each Hedging Agreement entered into with any Lender (or an Affiliate thereof) as a
                         counterparty.
 "Patent License": any written agreement, now or hereafter in effect, granting to any third party any right to make, use or sell any invention on which a Patent, now or hereafter owned by any Grantor or which any Grantor otherwise has the right to license, is in existence, or granting to any Grantor any right to make, use or sell any invention on which a Patent, now or hereafter owned by any third party, is in existence, and all rights of any Grantor under any such agreement.
    "Patents": all of the following now owned or hereafter acquired by any Grantor: (i) all letters patent of the United States or any other country, all registrations and recordings thereof, and all applications for letters patent of the United
     States or any other country, including registrations, recordings and pending applications in the United States
   Patent and Trademark Office or any similar offices in any
  other country, including those listed on Schedule 6 to the Perfection Certificate, and (ii) all reissues, continuations, divisions, continuations-in-part, renewals or extensions thereof, and the inventions disclosed or claimed therein, including the right to make, use or sell the inventions
                 disclosed or claimed therein.
 "Perfection Certificate" means a certificate substantially in the form of Annex 1, completed and supplemented with the schedules and attachments contemplated thereby, and duly executed by a Vice President or Financial Officer of the
                           Borrower.
   "Pledged Debt" means all right, title and interest of any Grantor to the payment of any loan, advance or other debt of every kind and nature (other than Accounts Receivable and General Intangibles), whether due or to become due, whether or not it has been earned by performance, and whether now or
    hereafter acquired or arising in the future, other than intercompany debt among the Guarantors incurred for cash management purposes in the ordinary course of business. "Pledged Equity" means, with respect to any Grantor, all right, title and interest of such Grantor in any Equity Interests (other than Equity Interests in the Prestige
Subsidiaries), whether now or hereafter acquired or arising in the future.
   "Pledged Securities" means the Pledged Debt, the Pledged
       Equity and all notes, chattel paper, instruments, certificates, files, records, ledger sheets and documents covering, evidencing, representing or relating to any of the foregoing, in each case whether now existing or owned or
                hereafter arising or acquired.
   "Proceeds":  as defined in the NYUCC, and shall include,
 without limitation, any consideration received from the sale, exchange, license, lease or other disposition of any asset or property that constitutes Collateral, any value received as a consequence of the possession of Collateral and any payment received from any insurer or other person or entity as a
    result of the destruction, loss, theft, damage or other involuntary conversion of whatever nature of any asset or property that constitutes Collateral, including (i) any claim of any Grantor against any third party for (and the right to sue and recover for and the rights to damages or profits due or accrued arising out of or in connection with) past, present or future infringement or dilution of any Intellectual
  Property now or hereafter owned by any Grantor, or licensed under any license, (ii) subject to Section 6, all rights and privileges with respect to, and all payments of principal or interest, dividends, cash, instruments and other property from time to time received, receivable or otherwise distributed in respect of, in exchange for or upon the conversion of, any of the Pledged Securities and (iii) any and all other amounts from time to time paid or payable under or in connection with the Collateral.
  "Secured Parties": collectively, (i) the Lenders, (ii) the Administrative Agent and (iii) and the successors and assigns of each of the foregoing.
       "Security Interest":  as defined in Section 2(a).
      "Supporting Obligations":  as defined in the NYUCC.
 "Trademark License":  any written agreement, now or hereafter in effect, granting to any third party any right to use any Trademark now or hereafter owned by any Grantor or which any
Grantor otherwise has the right to license, or granting to any
 Grantor any right to use any Trademark now or hereafter owned by any third party, and all rights of any Grantor under any such agreement.
  "Trademarks": all of the following now owned or hereafter acquired by any Grantor: (a) all trademarks, service marks, trade names, corporate names, company names, business names, fictitious business names, trade styles, trade dress, logos, other source or business identifiers, designs and general intangibles of like nature, now existing or hereafter adopted or acquired, all registrations and recordings thereof, and all registration and recording applications filed in connection therewith, including registrations and registration applications in the United States Patent and Trademark Office,
 any State of the United States or any similar offices in any other country or any political subdivision thereof, and all extensions or renewals thereof, including those listed on
  Schedule 6 to the Perfection Certificate, (b) all goodwill associated therewith or symbolized thereby and (c) all other assets, rights and interests that uniquely reflect or embody such goodwill.
     "UCC": with respect to any jurisdiction, the Uniform Commercial Code as from time to time in effect in such jurisdiction.
The  principles of construction specified in Section  1.02  of the  Credit  Agreement shall be applicable  to  this  Security
Agreement.
Grant of Security Interest; No Assumption of Liability
As  security for the payment or performance, as applicable, in full of the Obligations, each of the Grantors hereby bargains, sells, conveys, assigns, sets over, pledges, hypothecates and transfers to the Administrative Agent for the ratable benefit
of   the   Secured   Parties,  and  hereby   grants   to   the
Administrative Agent for the ratable benefit of the Secured Parties, a security interest in, all of the right, title and interest of such Grantor in, to and under the Collateral (the "Security Interest"). Without limiting the foregoing, the Administrative Agent is hereby authorized to file one or more financing statements, continuation statements, recordation filings or other documents for the purpose of perfecting, confirming, continuing, enforcing or protecting the Security
Interest  granted  by  each  of  the  Grantors,  without   the
signature  of  any  Grantor, and naming  any  Grantor  or  the
Grantors,  as  applicable, as debtors and  the  Administrative
Agent as secured party.
The  Security Interest is granted as security only  and  shall not subject the any Secured Party to, or in any way alter or modify, any obligation or liability of any Grantor with respect to or arising out of the Collateral.
Delivery of the Collateral
    Each  of the Grantors agrees promptly to deliver or  cause to be delivered to the Administrative Agent any and all notes, chattel paper, instruments, certificates, files, records, ledger sheets and documents covering, evidencing, representing or relating to any of the Pledged Securities, or  any  other  amount that becomes payable  under  or  in connection with any Collateral, owned or held by or on behalf of such Grantor, in each case accompanied by (i) in the case of any notes, chattel paper, instruments or stock certificates, stock powers duly executed in blank or other instruments of transfer satisfactory to the Administrative Agent and such other instruments and documents as the Administrative Agent may reasonably request and (ii) in all other cases, proper instruments of assignment duly executed by such Grantor and such other instruments or documents as the Administrative Agent may reasonably request. Each Grantor will cause any Pledged Debt owed or owing to such Grantor by any Person to be evidenced by a
    duly   executed  promissory  note  that  is  pledged   and
    delivered  to  the Administrative Agent  pursuant  to  the terms hereof.
Representations and Warranties
    Each  of  the  Grantors,  jointly  with  the  others   and
    severally, represents and warrants to the Secured  Parties that:
Such  Grantor  has good and valid rights in and title  to  the
Collateral and has full power and authority to grant to the Administrative Agent for the ratable benefit of the Secured Parties the Security Interest in the Collateral pursuant hereto and to execute, deliver and perform its obligations in accordance with the terms of this Security Agreement, without the consent or approval of any other person other than any consent or approval which has been obtained.
The Perfection Certificate, to the extent it relates to such Grantor or any of its Property, has been duly prepared, completed and executed and the information set forth therein is correct and complete.
The  Security Interest constitutes (i) a legal and valid  Lien on and security interest in all of the Collateral securing the payment and performance of the Obligations, (ii) subject to
(A)  filing  Uniform Commercial Code financing statements,  or
other   appropriate  filings,  recordings   or   registrations
containing a description of the Collateral owned or held by or on behalf of such Grantor (including, without limitation, a counterpart or copy of this Security Agreement) in each applicable governmental, municipal or other office and (B) the delivery to the Lender of any instruments or certificated securities included in such Collateral, a perfected security interest in such Collateral to the extent that a security interest may be perfected by filing, recording or registering a financing statement or analogous document, or by the Administrative Agent's taking possession, in the United States
(or any political subdivision thereof) and its territories and possessions pursuant to the UCC or other applicable law in such jurisdictions and (iii) subject to the receipt and recording of this Agreement or other appropriate instruments or certificates with the United States Patent and Trademark Office and the United States Copyright Office, as applicable, a security interest that shall be perfected in all Collateral consisting of Intellectual Property in which a security interest may be perfected by a filing or recordation with the United States Patent and Trademark Office or the United States Copyright Office, as applicable.
The  Security Interest is and shall be prior to any other Lien on any of the Collateral owned or held by or on behalf of such Grantor other than Liens expressly permitted pursuant to the
Loan  Documents.  The Collateral owned or held by or on behalf of  such  Grantor is so owned or held by it free and clear  of any Lien, except for Liens expressly permitted pursuant to the
Loan Documents.
With respect to each Account Receivable: (i) no transaction giving rise to such Account Receivable violated or will violate any applicable federal, state or local law, rule or ordinance, the violation of which could reasonably be expected to have a Material Adverse Effect, (ii) except for Accounts Receivable subject to Permitted Factoring Arrangements, each such  Account  Receivable is not subject to terms  prohibiting the assignment thereof or requiring notice or consent to such assignment, except for notices and consents that have been obtained and (iii) each such Account Receivable represents a bona fide transaction which requires no further act on such Grantor's part to make such Account Receivable payable by the account debtor with respect thereto, and, to the Grantor's knowledge, such Account Receivable is not subject to any offsets or deductions other than credits to customers in the ordinary course of business and does not represent any consignment sales, guaranteed sale, sale or return or other similar understanding or any obligation of any Affiliate of such Grantor.
With  respect to all Inventory:  (i) such Inventory is located on the premises set forth in the Perfection Certificate, or is Inventory in transit for sale in the ordinary course of business, (ii) no such Inventory is subject to any Lien other than  Liens permitted by Section 7.02 of the Credit Agreement, and  (iii)  except  as  permitted  hereby  or  by  the  Credit
Agreement, no such Inventory is on consignment or is now stored or shall be stored any time after the Effective Date with a bailee, warehouseman or similar Person.
Covenants
Each  of  the Grantors shall provide the Administrative  Agent with  not  less than 15 Business Days prior written notice  of any change (i) in its legal name, (ii) in its jurisdiction of organization or formation, (iii) in the location of its chief executive office or principal place of business, (iv) in its identity or legal or organizational structure or (v) in its organization identification number or its Federal Taxpayer Identification Number and shall execute and deliver to the
Administrative   Agent   such  instruments,   agreements   and
documents as the Administrative Agent shall reasonably request so  that  the Administrative Agent may make all filings  under the UCC or otherwise that are required in order for the Administrative Agent to continue at all times following such change to have a valid, legal and perfected first priority security interest in all the Collateral (subject only to Liens expressly permitted to be prior to the Security Interest pursuant to the Loan Documents). Each Grantor shall promptly notify the Administrative Agent if any material portion of the Collateral owned or held by or on behalf of such Grantor is damaged or destroyed.
Each of the Grantors shall maintain, at its own cost and expense, such complete and accurate records with respect to the Collateral owned or held by it or on its behalf as is consistent with its current practices and in accordance with such  prudent  and standard practices used in industries  that are  the  same as or similar to those in which it is  engaged, but in any event to include complete accounting records indicating all payments and proceeds received with respect to any part of such Collateral, and, at such time or times as the Administrative Agent may reasonably request, promptly to prepare and deliver to the Administrative Agent copies of such records a duly certified by an officer of such Grantor.
Each year, at the time of delivery of annual financial statements with respect to the preceding fiscal year pursuant to Section 6.01(a) of the Credit Agreement, the Borrower shall deliver to the Administrative Agent a certificate executed by an Authorized Signatory of the Borrower, (i) setting forth the information required pursuant to Sections 1, 2(a), 4 and 5 of the  Perfection Certificate or confirming that there has  been no change in such information since the date of the Perfection Certificate or the date of the most recent certificate delivered pursuant to this paragraph and (ii) certifying that the Borrower and the Guarantors are in compliance with all  of the terms of this Security Agreement.
Each  of the Grantors shall, at its own cost and expense, take any  and  all actions reasonably necessary to defend title  to the  Collateral  owned or held by it or on its behalf  against all persons and to defend the Security Interest of the Administrative Agent in such Collateral and the priority thereof against any Lien not expressly permitted pursuant to the Loan Documents.
Each of the Grantors shall, at its own expense, execute, acknowledge, deliver and cause to be duly filed all such further instruments and documents and take all such actions as the Administrative Agent may from time to time reasonably request to preserve, protect and perfect the Security Interest granted by it and the rights and remedies created hereby, including the payment of any fees and taxes required in connection with its execution and delivery of this Security Agreement, the granting by it of the Security Interest and the filing of any financing statements or other documents in connection herewith or therewith.
The   Administrative   Agent   and   such   persons   as   the
Administrative Agent may reasonably designate shall have the right, at the cost and expense of the Grantors, and upon reasonable prior notice, at reasonable times and during normal business hours, to inspect all of its records (and to make extracts and copies from such records), to discuss its affairs with its officers and independent accountants and to verify under reasonable procedures the validity, amount, quality, quantity, value, condition and status of, or any other matter relating to, the Collateral owned or held by it or on its behalf, including, in the case of Accounts, Pledged Debt or
Collateral   in  the  possession  of  any  third  person,   by
contacting Account Debtors, obligors or the third person possessing such Collateral for the purpose of making such a verification.
Each of the Grantors shall remain liable to observe and perform all the conditions and obligations to be observed and performed by it under each contract, agreement or instrument relating to the Collateral, all in accordance with the terms and  conditions thereof, and such Grantor shall, jointly  with the  others  and  severally, indemnify and hold  harmless  the
Secured  Parties  from and against any and all  liability  for such performance.
None of the Grantors shall make or permit to be made an assignment, pledge or hypothecation of the Collateral owned or held by it or on its behalf, or shall grant any other Lien in respect of such Collateral, except as expressly permitted by
the  Loan  Documents.   Except for the Security  Interest,  no
Grantor shall make or permit to be made any transfer of such Collateral, and each Grantor shall remain at all times in possession of such Collateral and shall remain the direct owner, beneficially and of record, of the Pledged Equity
included  in  such  Collateral,  except  that  prior  to   the
occurrence and during the continuance of an Event of  Default, the Grantors may use and dispose of the Collateral in any lawful manner not inconsistent with the provisions of this Security Agreement, the Credit Agreement or any other Loan Document, including the sale of Inventory or the disposition
of  Equipment  in  the ordinary course of  business.   Without
limiting  the generality of the foregoing, each Grantor  shall not permit any Inventory to be in the possession or control of any warehouseman, bailee, agent or processor at any time unless such warehouseman, bailee, agent or processor shall have been notified of the Security Interest and shall have agreed in writing to hold such Inventory subject to the Security Interest and the instructions of the Administrative Agent and to waive and release any Lien held by it with respect to such Inventory, whether arising by operation of law or otherwise.
None of the Grantors will, without the Administrative Agent's prior written consent, grant any extension of the time of payment of any Accounts Receivable or any of the Pledged Debt, compromise, compound or settle the same for less than the full amount thereof or allow any credit or discount whatsoever
thereon,    other   than   extensions,   credits,   discounts,
compromises or settlements granted or made in the ordinary course of business and consistent with its current practices.
The Grantors, at their own expense, shall maintain or cause to be  maintained insurance covering physical loss or  damage  to the Inventory and Equipment in accordance with Section 6.10 of the  Credit  Agreement, which insurance shall be  against  all
risks.   The  Grantors shall not modify any such insurance  or
reduce amounts payable thereunder without the consent of the Administrative Agent. All policies covering such insurance
(i)  shall  contain a standard loss payable clause  and  shall name the Administrative Agent for the ratable benefit of the Secured Parties as sole loss payee in respect of each claim
relating  to  the  Collateral  and  resulting  in  a   payment
thereunder  and (ii) shall be indorsed to provide, in  respect of the interests of the Administrative Agent, that (A) the Administrative Agent shall be an additional insured, (B) 30 days' prior written notice of any cancellation thereof shall be given to the Administrative Agent and (C) in the event that any Grantor at any time or times shall fail to pay any premium in  whole  or part relating thereto, the Administrative  Agent may, in its sole discretion, pay such premium. Each Grantor irrevocably makes, constitutes and appoints the Administrative Agent (and all officers, employees or agents designated by the Administrative Agent) as such Grantor's true and lawful agent
(and attorney-in-fact) for the purpose, during the continuance of an Event of Default, of making, settling and adjusting claims in respect of Collateral under policies of insurance, endorsing the name of such Grantor on any check, draft, instrument or other item of payment for the proceeds of such policies of insurance and for making all determinations and decisions with respect thereto. In the event that any Grantor at  any time or times shall fail to obtain or maintain any  of the policies of insurance required hereby or to pay any premium in whole or part relating thereto, the Administrative Agent may, without waiving or releasing any obligation or liability of the Grantors hereunder or any Event of Default, in its sole discretion, obtain and maintain such policies of insurance and pay such premium and take any other actions with respect thereto as the Administrative Agent deems advisable.
All  sums  disbursed by the Administrative Agent in connection with this paragraph, including reasonable attorneys' fees, court costs, expenses and other charges relating thereto, shall be payable, upon demand, by the Grantors to the Administrative Agent and shall be additional Obligations secured hereby.
Each Grantor shall legend its Accounts Receivable, its Pledged
Debt and its books, records and documents evidencing or pertaining thereto with an appropriate reference to the fact that such Accounts Receivable have been assigned to the Administrative Agent for the ratable benefit of the Secured Parties and that the Administrative Agent has a security interest therein for the ratable benefit of the Secured Parties.
Each Grantor shall: (i) not (and shall cause each of its licensees not to) do any act, or omit to do any act, whereby any Patent that is material to the conduct of such Grantor's business may become invalidated or dedicated to the public;
(ii)  (and  shall cause each of its licensees to) continue  to mark any products covered by a Patent with the relevant patent number as necessary and sufficient to establish and preserve its  maximum  rights under applicable patent laws;  (iii)  for each Trademark material to the conduct of such Grantor's business, (A) maintain (and shall cause each of its licensees to  maintain) such Trademark in full force free from any claim of abandonment or invalidity for non-use, (B) maintain (and shall cause each of its licensees to maintain) the quality of products and services offered under such Trademark, (C) display (and shall cause each of its licensees to display)
such  Trademark with notice of federal or foreign registration to the extent necessary and sufficient to establish and preserve its rights under applicable law and (D) not knowingly use or knowingly permit the use of such Trademark in violation of any third party valid and legal rights; (iv) for each work covered by a Copyright material to the conduct of such Grantor's business, continue to publish, reproduce, display, adopt and distribute the work with appropriate copyright notice as necessary and sufficient to establish and preserve its maximum rights under applicable copyright laws; (v) notify the Administrative Agent promptly if it knows or has reason to know that any Intellectual Property material to the conduct of its  business may become abandoned, lost or dedicated  to  the
public,   or  of  any  adverse  determination  or  development
(including the institution of, or any such determination or development in, any proceeding in the United States Patent and Trademark Office, United States Copyright Office or any court or similar office of any country) regarding such Grantor's ownership of any Intellectual Property, its right to register the same, or to keep and maintain the same; (vi) promptly inform the Administrative Agent in the event that it shall, either itself or through any agent, employee, licensee or designee, file an application for any Intellectual Property
(or  for the registration of any Trademark or copyright)  with the United States Patent and Trademark Office, United States Copyright Office or any office or agency in any political subdivision of the United States or in any other country or any political subdivision thereof, and, upon request of the Required Lenders, execute and deliver any and all agreements, instruments, documents and papers as the Administrative Agent may request to evidence the Administrative Agent's security interest in such Patent, Trademark or Copyright, and each Grantor hereby appoints the Administrative Agent as its attorney-in-fact to execute and file upon the occurrence and during the continuance of an Event of Default such writings for the foregoing purposes, all acts of such attorney being hereby ratified and confirmed; such power, being coupled with an interest, is irrevocable; and (vii) take all necessary steps that are consistent with the practice in any proceeding before the United States Patent and Trademark Office, United States Copyright Office or any office or agency in any political subdivision of the United States or in any other country or any political subdivision thereof, to maintain and pursue each material application relating to the Patents, Trademarks or Copyrights (and to obtain the relevant grant or registration) and to maintain each issued Patent and each registration of the Trademarks and Copyrights that is material to the conduct of such Grantor's business, including timely filings of applications for renewal, affidavits of use, affidavits of incontestability and payment of maintenance fees, and, if consistent with good business judgment, to initiate opposition, interference and cancellation proceedings against third parties. In the event that any Grantor has reason to believe that any Collateral consisting of a Patent,
Trademark  or  Copyright  material  to  the  conduct  of   any
Grantor's business has been or is about to be infringed, misappropriated or diluted by a third party, such Grantor promptly shall notify the Administrative Agent and shall, if consistent with good business judgment, promptly sue for infringement, misappropriation or dilution and to recover any and all damages for such infringement, misappropriation or dilution, and take such other actions as are appropriate under the circumstances to protect such Collateral.  Upon and during the continuance of an Event of Default, each Grantor shall use its best efforts to obtain all requisite consents or approvals by the licenser of each Copyright License, Patent License or Trademark License to effect the assignment of all of such
Grantor's  right,  title  and  interest  thereunder   to   the
Administrative Agent or its designee.
Certain Rights as to the Collateral; Attorney-In-Fact
So  long  as  no Event of Default shall have occurred  and  be continuing:
Each Grantor shall be entitled to exercise any and all voting and other consensual rights pertaining to the Collateral or any part thereof for any purpose not inconsistent with the terms of this Security Agreement and the other Loan Documents, provided, that such Grantor shall not exercise or refrain from exercising any such right without the prior written consent of the Administrative Agent if such action or inaction would have a material adverse effect on the value of the Collateral, or any part thereof, or the validity, priority or perfection of the security interests granted hereby or the remedies of the Secured Parties hereunder.
Each Grantor shall be entitled to receive and retain any and all dividends, principal, interest and other distributions paid in respect of the Collateral to the extent not prohibited by this Security Agreement or the other Loan Documents, provided, that any and all (A) dividends, principal, interest and other distributions paid or payable other than in cash in respect of, and instruments (other than checks in payment of cash dividends) and other Property received, receivable or otherwise distributed in respect of, or in exchange for, Collateral, (B) dividends and other distributions paid or payable in cash in respect of any Collateral in connection with a partial or total liquidation or dissolution or in connection with a reduction of capital, capital surplus or paid-in-surplus, and (C) cash paid, payable or otherwise distributed in redemption of, or in exchange for, any Collateral, shall be, and shall forthwith be delivered to the Administrative Agent to be held as, Collateral and shall, if received by such Grantor, be received in trust for the benefit of the Administrative Agent, be segregated from the other Property of such Grantor, and be forthwith delivered to the Administrative Agent as Collateral in the same form as so received (with any necessary indorsement or assignment).
The Administrative Agent shall execute and deliver (or cause to be executed and delivered) to the Grantors, at the Grantors' expense) all such proxies and other instruments as the Grantors may reasonably request for the purpose of enabling the Grantors to exercise the voting and other rights which it is entitled to exercise pursuant to clause (i) above and to receive the dividends, principal or interest payments, or other distributions which it is authorized to receive and retain pursuant to clause (ii) above. Upon the occurrence and during the continuance of an Event of
Default:
All rights of each Grantor to (A) exercise the voting and other consensual rights which it would otherwise be entitled to exercise pursuant to Section 6(a)(i) shall, upon notice to such Grantor by the Administrative Agent, cease and (B) receive the dividends, principal and interest payments and other distributions which it would otherwise be authorized to receive and retain pursuant to
Section 6(a)(ii) shall automatically cease, and all such rights shall thereupon become vested in the Administrative Agent, which shall thereupon have the right, but not the obligation, to exercise such voting and other consensual rights and to receive and hold as Collateral such dividends, principal or interest payments and distributions.
All   dividends,   principal  and  interest  payments   and   other
distributions which are received by any Grantor contrary to the provisions of Section 6(b)(i) shall be received in trust for the benefit of the Administrative Agent, shall be segregated from other funds of such Grantor and shall be forthwith paid over to the Administrative Agent as Collateral in the same form as so received (with any necessary indorsement).
In the event that all or any part of the securities or instruments constituting the Collateral are lost, destroyed or wrongfully taken while such securities or instruments are in the possession of the Administrative Agent, the Grantors shall cause the delivery of new securities or instruments in place of the lost, destroyed or wrongfully taken securities or instruments upon request therefor by the Administrative Agent without the necessity of any indemnity bond or other security
other   than  the  Secured  Parties'  agreement  or  indemnity
therefor  customary for security agreements  similar  to  this
Security Agreement.
Each Grantor hereby irrevocably appoints the Administrative Agent such Grantor's attorney-in-fact, with full authority in the place and stead of such Grantor and in the name of such Grantor or otherwise, from time to time at any time when an
Event   of  Default  exists,  in  the  Administrative  Agent's
discretion, to take any action and to execute any instrument which the Administrative Agent may deem necessary or advisable
to   accomplish  the  purposes  of  this  Security  Agreement,
including, without limitation:
to ask for, demand, collect, sue for, recover, compromise, receive and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral, and to receive, indorse, and collect any drafts or other chattel paper, instruments and documents in connection therewith, to file any claims or take any action or institute any proceedings which the Administrative Agent may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of the Administrative Agent or any of the other Secured Parties with respect to any of the Collateral, and to receive, indorse and collect all instruments made payable to such Grantor representing any dividend, principal payment, interest payment or other distribution in respect of the Collateral or any part thereof and to give full discharge for the same. The powers granted to the Administrative Agent under this Section constitute a power coupled with an interest which shall be irrevocable by such Grantor and shall survive until all of the Obligations have been indefeasibly paid in full in cash.
If any Grantor fails to perform any agreement contained herein, the Administrative Agent, ten days after notice to such Grantor (except that no notice will be required upon and during the continuance of an Event of Default), may itself perform, or cause performance of, such agreement, and the reasonable expenses of the Administrative Agent incurred in connection therewith shall be payable by the Grantors under
Section 9.
The powers conferred on the Administrative Agent hereunder are solely to protect its interest in the Collateral and shall not
impose  any duty upon it to exercise any such powers.   Except
for  the safe custody of any Collateral in its possession  and the  accounting for moneys actually received by it  hereunder, the Administrative Agent shall have no duty as to any Collateral. The Administrative Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Administrative Agent accords its own property.
Remedies upon Default
Upon the occurrence and during the continuance of an Event of Default, each of the Grantors shall deliver each item of
Collateral to the Administrative Agent on demand, and the Administrative Agent shall have in any jurisdiction in which enforcement hereof is sought, in addition to any other rights and remedies, the rights and remedies of a secured party under the  NYUCC  or  the  UCC  of  any jurisdiction  in  which  the
Collateral is located, including, without limitation, the right, with or without legal process (to the extent permitted by law) and with or without prior notice or demand for performance, to take possession of the Collateral and without liability for trespass (to the extent permitted by law) to enter any premises where the Collateral may be located for the purpose of taking possession of or removing the Collateral
(and for that purpose the Administrative Agent may, so far  as the Grantors can give authority therefor, enter upon any premises on which the Collateral may be situated and remove the  Collateral therefrom) and, generally, to exercise any and all  rights afforded to a secured party under the UCC or other
applicable  law.   Without  limiting  the  generality  of  the
foregoing, each of the Grantors agrees that the Administrative
Agent   shall  have  the  right,  subject  to  the   mandatory
requirements  of applicable law, to sell or otherwise  dispose of  all  or  any part of the Collateral, at public or  private sale  or  at any broker's board or on any securities exchange, for cash, upon credit or for future delivery as the Lender shall deem appropriate. Each such purchaser at any such sale shall hold the property sold absolutely, free from any claim or right on the part of any Grantor, and each of the Grantors hereby waives (to the extent permitted by law) all rights of redemption, stay, valuation and appraisal which such Grantor or  now  has or may at any time in the future have  under  any rule of law or statute now existing or hereafter enacted.
Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, the Administrative Agent shall give to the Borrower at least five Business Days prior written notice of the  time and place of any public sale of Collateral or of the time after which any private sale or any other intended disposition is to be made. Each Grantor hereby acknowledges that five Business Days prior written notice of such sale or sales shall be reasonable notice. Each Grantor hereby waives any and all rights that it may have to a judicial hearing in advance of the enforcement of any of the Secured Parties' rights hereunder, including, without limitation, the right of the Administrative Agent following an Event of Default to take immediate possession of the Collateral and to exercise the Secured Parties' rights with respect thereto.
Any such public sale shall be held at such time or times within ordinary business hours and at such place or places as the  Administrative Agent may fix and state in the notice  (if
any)  of  such  sale.   At any such sale, the  Collateral,  or
portion thereof, to be sold may be sold in one lot as an entirety or in separate parcels, as the Administrative Agent
may  (in  its  sole and absolute discretion)  determine.   The
Administrative Agent shall not be obligated to make  any  sale of any Collateral if it shall determine not to do so, regardless of the fact that notice of sale of such Collateral shall have been given. The Administrative Agent may, without notice or publication, adjourn any public or private sale or
cause  the  same  to  be  adjourned  from  time  to  time   by
announcement  at the time and place fixed for sale,  and  such sale may, without further notice, be made at the time and place to which the same was so adjourned. In case any sale of all or any part of the Collateral is made on credit or for future delivery, the Collateral so sold may be retained by the Administrative Agent until the sale price is paid by the purchaser or purchasers thereof, but the Secured Parties shall not incur any liability in case any such purchaser or purchasers shall fail to take up and pay for the Collateral so sold and, in case of any such failure, such Collateral may  be sold again upon like notice. At any public (or, to the extent permitted by applicable law, private) sale made pursuant to this  Section, any Secured Party may bid for or purchase, free from any right of redemption, stay, valuation or appraisal  on the part of any Grantor (all said rights being also hereby waived and released), the Collateral or any part thereof offered for sale and may make payment on account thereof by using any claim then due and payable to such Secured Party from  any Grantor as a credit against the purchase price,  and such Secured Party may, upon compliance with the terms of sale, hold, retain and dispose of such property without further accountability to any Grantor therefor. For purposes hereof, (i) a written agreement to purchase the Collateral or any  portion thereof shall be treated as a sale thereof,  (ii)
such Secured Party shall be free to carry out such sale pursuant to such agreement and (iii) none of the Grantors shall be entitled to the return of the Collateral or any portion thereof subject thereto, notwithstanding the fact that after such Secured Party shall have entered into such an agreement all Events of Default shall have been remedied and the Obligations paid in full.  As an alternative to exercising the power of sale herein conferred upon it, the Secured Parties may proceed by a suit or suits at law or in equity to foreclose upon the Collateral and to sell the Collateral or any portion thereof pursuant to a judgment or decree of a court or courts having competent jurisdiction or pursuant to a proceeding by a court-appointed receiver.
Any sale pursuant to the provisions of this Section 7 shall be deemed to conform to commercially reasonable standards as provided in Section 9-610 of the NYUCC or the UCC of any other jurisdiction in which Collateral is located or any other
requirement   of   applicable  law.   Without   limiting   the
foregoing, each Grantor agrees and acknowledges that,  to  the
extent   that   applicable   law   imposes   duties   on   the
Administrative Agent and the other Secured Parties to exercise remedies in a commercially reasonable manner, it shall be commercially reasonable for the Secured Parties to do any or all of the following: (i) fail to incur expenses deemed significant by the Secured Parties to prepare Collateral for disposition or otherwise to complete raw materials or work in process into finished goods or other finished products for disposition; (ii) fail to obtain third party consents for access to Collateral to be disposed of, or to obtain or, if not required by other law, to fail to obtain governmental or third party consents for the collection or disposition of
Collateral to be collected or disposed of, (iii) fail to exercise collection remedies against Account Debtors or other persons obligated on Collateral or to remove Liens on any Collateral, (iv) exercise collection remedies against Account Debtors and other persons obligated on Collateral directly or through the use of collection agencies and other collection specialists, (v) advertise dispositions of Collateral through publications or media of general circulation, whether or not the Collateral is of a specialized nature, (vi) contact other Persons, whether or not in the same business as the Grantors, for expressions of interest in acquiring all or any portion of
the   Collateral,   (vii)  hire  one  or   more   professional
auctioneers to assist in the disposition of Collateral, whether or not the Collateral is of a specialized nature,
(viii) dispose of Collateral utilizing Internet sites that provide for the auction of assets of the types included in the Collateral or that have reasonable capability of doing so, or that match buyers and sellers of assets, (ix) disclaim dispositions of warranties, (x) purchase (or fail to purchase) insurance or credit enhancements to insure the Secured Parties against risk of loss, collection or disposition of Collateral or  to provide to the Secured Parties a guaranteed return from the collection or disposition of Collateral, or (xi) to the extent deemed appropriate by the Administrative Agent, obtain the services of other brokers, investment bankers, consultants and other professionals to assist the Administrative Agent  in the collection or disposition of any of the Collateral. Nothing in this Section 7 shall be construed to grant any rights to the Grantors or to impose any duties on the Secured Parties that would not have been granted or imposed by this
Security  Agreement or applicable law in the absence  of  this
Section  7 and the parties hereto acknowledge that the purpose of  this Section 7 is to provide non-exhaustive indications of what actions or omissions by the Administrative Agent and the other Secured Parties would be deemed commercially reasonable in the exercise by the Secured Parties of remedies against the
Collateral  and  that  other  actions  or  omissions  by   the
Administrative Agent or any other Secured Party shall not be deemed commercially unreasonable solely on account of not being set forth in this Section 7.
For the purpose of enabling the Administrative Agent to exercise rights and remedies under this Section, each Grantor hereby grants to the Administrative Agent an irrevocable, non-exclusive license (exercisable without payment of royalty or other compensation to the Grantors) to use, license or sub-license any of the Collateral consisting of Intellectual Property now owned or hereafter acquired by such Grantor, and wherever the same may be located, and including in such license reasonable access to all media in which any of the licensed items may be recorded or stored and to all computer software and programs used for the compilation or printout thereof. The use of such license by the Administrative Agent shall be exercised, at the option of the Administrative Agent, upon the occurrence and during the continuation of an Event of Default; provided that any license, sub-license or other transaction entered into by the Administrative Agent in
accordance  herewith  shall  be  binding  upon  the   Grantors
notwithstanding  any subsequent cure of an Event  of  Default.
Any   royalties   and   other   payments   received   by   the
Administrative  Agent  shall  be applied  in  accordance  with
Section 8.
Application of Proceeds of Sale
    The Administrative Agent shall apply the proceeds of any collection or sale of the Collateral, as well as any Collateral consisting of cash, first, to the payment of all costs and expenses incurred by the Secured Parties in connection with such collection or sale or otherwise in connection with this Security Agreement, any other Loan Document or any of the Obligations, including all court costs and the reasonable fees and expenses of their respective agents and legal counsel, the repayment of all advances made by the Secured Parties hereunder or under any other Loan Document on behalf of any Grantor and any other costs or expenses incurred in connection with the exercise of any right or remedy hereunder or under any other Loan Document, second, to the payment in full of the Obligations, and third, to the Grantors, their respective
    successors  or  assigns,  or  as  a  court  of   competent
    jurisdiction  may otherwise direct.  The  Secured  Parties
    shall   have  absolute  discretion  as  to  the  time   of
    application of any such proceeds, moneys or balances in accordance with this Security Agreement. Upon any sale of the Collateral by the Administrative Agent (including pursuant to a power of sale granted by statute or under a judicial proceeding), the receipt of the purchase money by the Administrative Agent or of the officer making the sale shall be a sufficient discharge to the purchaser or purchasers of the Collateral so sold and such purchaser or
    purchasers   shall  not  be  obligated  to  see   to   the
    application of any part of the purchase money paid over to the  Administrative Agent or such officer or be answerable in any way for the misapplication thereof.
Reimbursement of the Secured Parties
Each  of  the Grantors shall, jointly with the other  Grantors and severally, pay upon demand to the Administrative Agent the amount of any and all reasonable expenses, including the reasonable fees, other charges and disbursements of counsel and of any experts or agents, that any Secured Party may incur in connection with (i) the administration of this Security Agreement relating to such Grantor or any of its property,
(ii)  the  custody  or  preservation  of,  or  the  sale   of,
collection  from,  or  other  realization  upon,  any  of  the
Collateral  owned  or held by or on behalf  of  such  Grantor,
(iii) the exercise, enforcement or protection of any of the rights of the Secured Parties hereunder relating to such
Grantor or any of its property or (iv) the failure by such Grantor to perform or observe any of the provisions hereof.
Without  limitation of its indemnification  obligations  under the  other Loan Documents, each of the Grantors shall, jointly with  the other Grantors and severally, indemnify each Secured
Party   and  its  directors,  officers,  employees,  advisors,
agents,   successors  and  assigns  (each  an   "Indemnitees")
against, and hold each Indemnitee harmless from, any and all losses, damages, liabilities and related expenses, including reasonable counsel fees, other charges and disbursements, incurred by any Indemnitee arising out of, in any way connected with, or as a result of (i) the execution or delivery by such Grantor of this Security Agreement or any
other   Loan   Document   or  any  agreement   or   instrument
contemplated hereby or thereby, the performance by such Grantor of its obligations under the Loan Documents and the other transactions contemplated thereby or (ii) any claim, litigation, investigation or proceeding relating to any of the foregoing, whether or not any Indemnitee is a party thereto, provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have  resulted from the gross negligence or willful misconduct of such Indemnitee.
Any  amounts payable as provided hereunder shall be additional
Obligations   secured  hereby  and  by  the   other   Security
Documents.   The  provisions  of  this  Section  shall  remain
operative and in full force and effect regardless of the termination of this Security Agreement or any other Loan Document, the consummation of the transactions contemplated
hereby,   the  repayment  of  any  of  the  Obligations,   the
invalidity  or  unenforceability of any term or  provision  of this Security Agreement or any other Loan Document or any investigation made by or on behalf of the Lender. All amounts due under this Section shall be payable on written demand therefor and shall bear interest at the rate specified in
Section 3.01(d) of the Credit Agreement.
Waivers; Amendment
No failure or delay of the Secured Parties in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power.
The rights and remedies of the Secured Parties hereunder and under the other Loan Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise
have.   No  waiver of any provision of this Security Agreement
or any other Loan Document or consent to any departure by any Grantor therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section,  and then  such  waiver or consent shall be effective only  in  the
specific  instance and for the purpose for  which  given.   No
notice or demand on any Grantor in any case shall entitle such Grantor to any other or further notice or demand in similar or other circumstances.
Neither  this Security Agreement nor any provision hereof  may be waived, amended or modified except pursuant to a written agreement entered into by, between or among the Administrative Agent and the other parties hereto with respect to which such waiver, amendment or modification is to apply.
Securities Laws; Registration Rights
In view of the position of the Grantors in relation to the Pledged Securities, or because of other current or future circumstances, a question may arise under the Securities Act of 1933, as now or hereafter in effect, or any similar statute hereafter enacted analogous in purpose or effect (such Act and any such similar statute as from time to time in effect being called the "Federal securities laws") with respect to any disposition of the Pledged Securities permitted hereunder.
Each of the Grantors understands that compliance with the Federal securities laws might very strictly limit the course of  conduct of the Secured Parties if the Secured Parties were to  attempt  to  dispose of all or any  part  of  the  Pledged
Securities, and might also limit the extent to which or the manner in which any subsequent transferee of any Pledged Securities could dispose of the same. Similarly, there may be other legal restrictions or limitations affecting the Secured Parties in any attempt to dispose of all or part of the Pledged Securities under applicable Blue Sky or other state securities laws or similar laws analogous in purpose or effect. Each of the Grantors recognizes that in light of such restrictions and limitations, the Administrative Agent may, with respect to any sale of the Pledged Securities, limit the purchasers to those who will agree, among other things, to acquire such Pledged Securities for their own account, for investment, and not with a view to the distribution or resale thereof. Each of the Grantors acknowledges and agrees that in light of such restrictions and limitations, the Administrative Agent, in its sole and absolute discretion, (i) may proceed to make  such a sale whether or not a registration statement  for the  purpose  of registering such Pledged Securities,  or  any
part   thereof,  shall  have  been  filed  under  the  Federal
securities laws and (ii) may approach and negotiate with a single potential purchaser to effect such sale. Each of the Grantors acknowledges and agrees that any such sale might result in prices and other terms less favorable to the seller
than   if   such   sale  were  a  public  sale  without   such
restrictions.    In   the  event  of  any   such   sale,   the
Administrative   Agent  shall  incur  no   responsibility   or
liability  for  selling  all  or  any  part  of  the   Pledged
Securities  at a price that the Administrative Agent,  in  its
sole   and  absolute  discretion,  may  in  good  faith   deem
reasonable   under  the  circumstances,  notwithstanding   the
possibility that a substantially higher price might have been realized if the sale were deferred until after registration as aforesaid or if more than a single purchaser were approached.
The provisions of this Section will apply notwithstanding the existence of a public or private market upon which the quotations or sales prices may exceed substantially the price at which the Administrative Agent sells.
Each of the Grantors agrees that, upon the occurrence and during the continuance of an Event of Default, if for any reason the Administrative Agent desires to sell any of the Pledged Securities owned or held by or on behalf of such
Grantor  at a public sale, it will, at any time and from  time to time, upon the written request of the Administrative Agent, use its best efforts to take or to cause the issuer of such Pledged Securities to take such action and prepare, distribute or file such documents, as are required or advisable in the reasonable opinion of counsel for the Administrative Agent to
permit  the public sale of such Pledged Securities.   Each  of
the  Grantors further agrees, jointly with the other  Grantors and  severally,  to  indemnify, defend and hold  harmless  the
Administrative   Agent,  the  other   Secured   Parties,   any
underwriter   and   their  respective   officers,   directors,
affiliates and controlling persons from and against all loss, liability, expenses, costs of counsel (including reasonable fees and expenses of legal counsel), and claims (including the costs of investigation) that they may incur, insofar as such loss, liability, expense or claim, as applicable, relates to such Grantor or any of its property, and arises out of or is based upon any alleged untrue statement of a material fact contained in any prospectus (or any amendment or supplement thereto) or in any notification or offering circular, or arises out of or is based upon any alleged omission to state a material fact required to be stated therein or necessary to make the statements in any thereof not misleading, except insofar as the same may have been caused by any untrue statement or omission based upon information furnished in writing to such Grantor or the issuer of such Pledged
Securities,   as  applicable,  by  the  Administrative   Agent
expressly for use therein. Each of the Grantors further agrees, upon such written request referred to above, to use its  best  efforts to qualify, file or register, or cause  the
issuer  of  such  Pledged  Securities  to  qualify,  file   or
register, any of the Pledged Securities owned or held by or on behalf of such Grantor under the Blue Sky or other securities laws of such states as may be requested by the Administrative Agent and keep effective, or cause to be kept effective, all such qualifications, filings or registrations. Each of the Grantors will bear all costs and expenses of carrying out its
obligations   under  this  Section.   Each  of  the   Grantors
acknowledges that there is no adequate remedy at law for failure by it to comply with the provisions of this Section and that such failure would not be adequately compensable in damages, and therefore agrees that its agreements contained in this Section may be specifically enforced.
Security Interest Absolute
    All rights of the Administrative Agent hereunder, the Security Interest and all obligations of each of the
    Grantors hereunder shall be absolute and unconditional irrespective of (a) any lack of validity or enforceability of the Credit Agreement, any other Loan Document, any agreement with respect to any of the Obligations or any other agreement or instrument relating to any of the foregoing, (b) any change in the time, manner or place of payment of, or in any other term of, all or any of the
    Obligations, or any other amendment or waiver of or any consent to any departure from the Credit Agreement, any other Loan Document or any other agreement or instrument relating to any of the foregoing, (c) any exchange, release or non-perfection of any Lien on any other collateral, or any release or amendment or waiver of, or consent under, or departure from, any guaranty, securing or guaranteeing all or any of the Obligations or (d) any other circumstance that might otherwise constitute a defense available to, or a discharge of, any Grantor in respect of the Obligations or in respect of this Security Agreement or any other Loan Document other than the indefeasible payment of the Obligations in full in cash.
Notices
    All communications and notices hereunder shall be in writing and given as provided in Section 10.01 of the
    Credit   Agreement.    All  communications   and   notices
    hereunder to the Borrower shall be given to it at the address for notices set forth in such Section, and all communications and notices hereunder to any other Grantor shall be given to it at the address for notices set forth on Schedule I.
Binding Effect; Several Agreement; Assignments
    Whenever in this Security Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of any Grantor that are contained in this Security Agreement shall bind and inure to the benefit of each party hereto and  its  successors and assigns.  This Security Agreement
    shall   become  effective  as  to  any  Grantor   when   a
    counterpart hereof executed on behalf of such Grantor shall have been delivered to the Administrative Agent and a counterpart hereof shall have been executed on behalf of the  Administrative Agent, and thereafter shall be binding upon such Grantor, the Administrative Agent and the Lenders and their respective successors and assigns, and
    shall   inure   to  the  benefit  of  such  Grantor,   the
    Administrative Agent and the Lenders and their respective successors and assigns, except that none of the Grantors shall have the right to assign its rights or obligations hereunder or any interest herein or in the Collateral (and any such attempted assignment shall be void), except as expressly contemplated by this Security Agreement or the other Loan Documents. This Security Agreement shall be construed as a separate agreement with respect to each of the Grantors and may be amended, modified, supplemented, waived or released with respect to any Grantor without the approval of any other Grantor and without affecting the obligations of any other Grantor hereunder.
Survival of Agreement; Severability
All covenants, agreements, representations and warranties made by the Grantors herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Security Agreement or any other Loan Document shall be considered to have been relied upon by the Secured Parties and shall survive the execution and delivery of any
Loan  Documents and the making of any Loan or other  extension of credit, regardless of any investigation made by the Secured Parties or on their behalf and notwithstanding that any Secured Party may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is  extended under the Credit Agreement, and shall continue in full  force  and  effect until this Security  Agreement  shall terminate.
In  the  event any one or more of the provisions contained  in this  Security Agreement or any other Loan Document should  be held  invalid,  illegal or unenforceable in any  respect,  the
validity,   legality  and  enforceability  of  the   remaining
provisions contained herein or therein shall not in any way be affected or impaired thereby (it being understood that the
invalidity   of  a  particular  provision  in   a   particular
jurisdiction shall not in and of itself affect the validity of such provision in any other jurisdiction). The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.
GOVERNING LAW
    THIS   SECURITY  AGREEMENT  SHALL  BE  GOVERNED  BY,   AND
    CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW
    YORK.
Counterparts
    This Security Agreement may be executed in two or more counterparts, each of which shall constitute an original, but  all  of  which, when taken together, shall constitute but one contract (subject to Section 14), and shall become
    effective  as  provided in Section  14.   Delivery  of  an
    executed   counterpart  of  this  Security  Agreement   by
    facsimile  transmission shall be as effective as  delivery of  a  manually  executed  counterpart  of  this  Security
    Agreement.
Headings
    Section headings used herein are for convenience of reference only, are not part of this Security Agreement and  are not to affect the construction of, or to be taken
    into   consideration   in  interpreting,   this   Security
    Agreement.
Jurisdiction; Consent to Service of Process
Each party hereto hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York State court or federal court of the United States of America sitting in New York City, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Security Agreement or the other Loan Documents, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that, to the extent permitted by applicable law, all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by applicable law, in such federal
court.   Each  of  the  parties hereto  agrees  that  a  final
judgment  in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Security Agreement shall affect any right that any party hereto may otherwise have to bring any action or proceeding
relating  to  this  Security  Agreement  or  the  other   Loan
Documents in the courts of any jurisdiction.
Each   of   the   parties   hereto  hereby   irrevocably   and
unconditionally waives, to the fullest extent it  may  legally and effectively do so, any objection that it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Security Agreement or the other Loan Documents in any court referred to in paragraph (a) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law,  the  defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.
Each party to this Security Agreement irrevocably consents to service of process in the manner provided for notices in
Section  13.   Nothing in this Security Agreement will  affect
the right of any party to this Security Agreement to serve process in any other manner permitted by law.
WAIVER OF JURY TRIAL
    EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH
    THIS  SECURITY AGREEMENT. EACH PARTY HERETO (A)  CERTIFIES
    THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT
    AND  THE  OTHER PARTIES HERETO HAVE BEEN INDUCED TO  ENTER
    INTO THIS SECURITY AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.
Additional Grantors
    Upon execution and delivery after the date hereof by the Administrative Agent and a Subsidiary of an instrument in the form of Annex 2, such Subsidiary shall become a Grantor hereunder with the same force and effect as if originally named as a Grantor herein. The execution and delivery of any such instrument shall not require the
    consent   of  any  Grantor  hereunder.   The  rights   and
    obligations of each of the Grantors hereunder shall remain in full force and effect notwithstanding the addition of any new Grantor as a party to this Security Agreement.
Covenants of Administrative Agent and Lenders
The Administrative Agent shall provide to the Borrower copies of each filed financing statement, continuation statement or other document referred to in Section 2(a) promptly after receipt of the same. At the direction of the Required Lenders the Administrative Agent shall file this Agreement or any other instrument, certificate or other document referred to in
Section 4(c)(iii) with the United States Patent and Trademark Office or the United States Copyright Office.
The security interest granted to the Secured Parties hereunder shall terminate when the Grantors shall have indefeasibly paid and discharged all of the Obligations in full in cash. Upon such indefeasible payment and discharge of the Obligations, the Administrative Agent and the Lenders shall reassign, release, or deliver to the Grantors all Collateral then held by or at the direction of the Administrative Agent, and shall execute and deliver to the Grantors (at the Grantors' sole expense) such termination statements, satisfactions, releases, reconveyances, or reassignments as the Grantors may reasonably request to evidence such termination, including, without limitation, such releases, reassignments, terminations or other documents necessary or appropriate for recording with the United States Patent and Trademark Office and the United States Copyright Office terminating or reassigning the Secured Parties' interest in the Collateral constituting Intellectual Property.
         [remainder of page intentionally left blank]
IN WITNESS WHEREOF, the parties hereto have duly executed this Security Agreement as of the day and year first above written. LIFETIME HOAN CORPORATION


                              By:
                              Name:
                              Title:

                              OUTLET RETAIL STORES, INC.


                              By:
                              Name:
                              Title:

                              ROSHCO, INC.


                              By:
                              Name:
                              Title:

                              M. KAMENSTEIN CORP.


                              By:
                              Name:
                              Title:


THE BANK OF NEW YORK, as
Administrative Agent


By:
Name:
Title:


               SCHEDULE I TO SECURITY AGREEMENT

                           GRANTORS


Grantor                            Address for Notices


Lifetime Hoan Corporation

Outlet Retail Stores, Inc.

Roshco, Inc.

M. Kamenstein Corp.


                 ANNEX 1 TO SECURITY AGREEMENT

                FORM OF PERFECTION CERTIFICATE


 Reference  is  made  to  the Credit Agreement,  dated  as  of
November __, 2001 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), between LIFETIME HOAN CORPORATION, as Borrower, the Lenders from time to time party thereto and THE BANK OF NEW YORK, as Administrative Agent for the Lenders. Capitalized terms used herein and not defined herein shall have the meanings assigned to such terms in the Credit Agreement and the Security Agreement (as defined in the Credit Agreement).
 The undersigned, an Authorized Signatory of the Borrower, hereby certifies to the Administrative Agent and the Lenders as follows:
              Organization; Names; Identification
     The legal name of each of the Grantors, as such name appears in its organizational documents, is as follows:
   The jurisdiction of organization or formation of each of
      the Grantors is set forth opposite its name below:
Grantor                     Jurisdiction of Organization or
                            Formation


     Set forth below is each other legal name each of the Grantors has had in the past five years, together with the date of the relevant change:
     Except as set forth in Schedule 1 hereto, none of the
      Grantors has changed its identity or organizational structure in any way within the past five years. Changes in identity or organizational structure would include mergers, consolidations and acquisitions, as well as any change in the form, nature or jurisdiction of organization. If any such change has occurred, include in
   Schedule 1 hereto the information required by Sections 1 and 2 of this certificate as to each acquiree or constituent party to a merger or consolidation.
     The following is a list of all other names (including trade names or similar appellations) used by each of the Grantors or any of its divisions or other business units in connection with the conduct of its business or the ownership of its properties at any time during the past five years:
    Set forth below is the Federal Taxpayer Identification
                Number of each of the Grantors:
     Set forth below is the organizational identification number of each of the Grantors, if any, issued by the jurisdiction of such Grantor's organization:
                       Current Locations
     The chief executive office of each of the Grantors is located at the address set forth opposite its name below:
Grantor        Mailing        County          State
               Address


   Set forth below opposite the name of each Grantor are all locations where it maintains any books or records relating to any Accounts Receivable or Pledged Debt (with each location at which chattel paper, if any, is kept being indicated by an "*"):
Grantor        Mailing        County          State
               Address


   Set forth below opposite the name of each Grantor are all
     the material places of its business not identified in
                  paragraph (a) or (b) above:
Grantor        Mailing        County          State
               Address


   Set forth below opposite the name of each Grantor are all
      the locations where it maintains any Collateral not
                       identified above:
Grantor        Mailing        County          State
               Address


   Set forth below opposite the name of each of the Grantors are the names and addresses of all persons other than such
    Grantor that have possession of any of its Collateral:
Grantor      Name of Other    Mailing       County      State
             Person           Address


Unusual Transactions. All Accounts Receivable and Pledged Debt
  have been originated by the Grantors and all Inventory has been acquired by the Grantors in the ordinary course of
                           business.
 Pledged Equity. Attached hereto as Schedule 4 is a true and correct list of all of the Pledged Equity owned or held by or on behalf of each of the Grantors, in each case setting forth the name of the issuer of such Pledged Equity, the number of any certificate evidencing such Pledged Equity, the registered owner of such Equity Interest, the number and class of such
      Pledged Equity and the percentage of the issued and outstanding Equity Interests of such class represented by such
 Pledged Equity.  The Pledged Equity has been duly authorized and validly issued and is fully paid and nonassessable. Pledged Debt. Attached hereto as Schedule 5 is a true and correct list of (a) all of the Pledged Debt owned by or on behalf of each of the Grantors, in each case setting forth the name of the party from whom such Pledged Debt is owed or owing, the principal amount thereof, the date of incurrence thereof and the maturity date, if any, with respect thereto and (b) all unpaid intercompany transfers of goods sold and delivered, or services rendered, by or to any Grantor. All
 Pledged Debt owed or owing to each Grantor will be on and as of the date hereof evidenced by one or more promissory notes pledged to the Administrative Agent under the Security
                          Agreement.
  Intellectual Property. Attached hereto as Schedule 6 is a true and correct list of Intellectual Property owned by or on behalf of each of the Grantors, in each case identifying each
     Copyright, Copyright License, Patent, Patent License, Trademark and Trademark License in sufficient detail and setting forth with respect to each such Copyright, Copyright
   License, Patent, Patent License, Trademark and Trademark License, the registration number, the date of registration, the jurisdiction of registration and the date of expiration thereof.
          IN   WITNESS  WHEREOF,  the  undersigned  have  duly
executed this certificate on this ____ day of November 2001.

LIFETIME HOAN CORPORATION


                              By:
                              Name:
                              Title:


             SCHEDULE 1 TO PERFECTION CERTIFICATE

        Change in Identity or Organizational Structure

             SCHEDULE 4 TO PERFECTION CERTIFICATE

                        Pledged Equity

             SCHEDULE 5 TO PERFECTION CERTIFICATE

                         Pledged Debt

             SCHEDULE 6 TO PERFECTION CERTIFICATE

                     Intellectual Property

I.   Copyrights


II.  Copyright Licenses


III. Patents


IV.  Patent Licenses


V.   Trademarks


VI.  Trademark Licenses


                 ANNEX 2 TO SECURITY AGREEMENT

                      FORM OF SUPPLEMENT

 SUPPLEMENT NO. __, dated as of ___________ ___, 200_, to the SECURITY AGREEMENT, dated as of November __, 2001 (as amended, supplemented or otherwise modified from time to time, the "Security Agreement"), among LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), the Subsidiaries of the Borrower party thereto and THE BANK OF NEW YORK, as Administrative Agent for the Lenders from time to time party to the credit agreement referred to below (in such capacity, the "Administrative Agent").
 A. Reference is made to the Credit Agreement, dated as of November __, 2001 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and among the Borrower, the Lenders from time to time party thereto and the Administrative Agent. Capitalized terms used herein and not defined herein shall have the meanings assigned to such terms in the Credit Agreement and the Security Agreement.
 B. The Grantors have entered into the Security Agreement in order to induce the Lenders to make Loans and otherwise extend credit on behalf of the Borrower. Section 21 of the Security Agreement provides that additional Subsidiaries of the Borrower may become Grantors under the Security Agreement by execution and delivery of an instrument in the form of this Supplement. The undersigned Subsidiary (the "New Grantor") is executing this Supplement in accordance with the requirements of the Credit Agreement to become a Grantor under the Security Agreement in order to induce the Lenders to make additional Loans and extensions of credit and as consideration for Loans and extensions of credit previously made.
 Accordingly,  the Administrative Agent and  the  New  Grantor
agree as follows:
Section 1. In accordance with Section 21 of the Security Agreement, the New Grantor by its signature below becomes a Grantor under the Security Agreement with the same force and effect as if originally named therein as a Grantor, and the New Grantor hereby agrees to all the terms and provisions of the Security Agreement applicable to it as a Grantor thereunder. In furtherance of the foregoing, the New Grantor, as security for the payment and performance in full of the Obligations, does hereby create and grant to the Administrative Agent for the ratable benefit of the Lenders a security interest in and lien on all of the New Grantor's right, title and interest in and to the Collateral (as defined in the Security Agreement) of the New Grantor. Each reference to a "Grantor" in the Security Agreement shall be deemed to include the New Grantor. The Security Agreement is hereby incorporated herein by reference.

          The New Grantor represents and warrants to the Administrative Agent that (a) this Supplement has been duly authorized, executed and delivered by it and constitutes its legal, valid and binding obligation, enforceable against it in accordance with its terms, (b) set forth on the Schedule attached hereto is a true and complete schedule of all of the information that would have been required to have been delivered by or on behalf of the New Grantor pursuant to the Security Agreement, the Schedules thereto and the Perfection Certificate if the New Grantor had been originally named in the Security Agreement and (c) the representations and warranties made by it as a Grantor under the Security Agreement are true and correct on and as of the date hereof based upon the applicable information referred to in clause
(b) of this Section.

          This Supplement may be executed in counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one contract. This Supplement shall become effective when the Administrative Agent shall have received counterparts of this Supplement that, when taken together, bear the signatures of the New Grantor and the Administrative Agent. Delivery of an executed counterpart of this Supplement by facsimile transmission shall be as effective as delivery of a manually executed counterpart of this Supplement.

          Except   as   expressly  supplemented  hereby,   the
Security Agreement shall remain in full force and effect.

          THIS  SUPPLEMENT SHALL BE GOVERNED BY, AND CONSTRUED
IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

          In case any one or more of the provisions contained in this Supplement should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and in the Security Agreement shall not in any way be affected or impaired thereby (it being understood that the invalidity of a particular provision hereof in a particular jurisdiction shall not in and of itself affect the validity of such provision in any other jurisdiction). The parties hereto shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

          All communications and notices hereunder shall be in writing and given as provided in Section 13 of the Security Agreement. All communications and notices hereunder to the New Grantor shall be given to it at the address set forth in the Schedule hereto.

          The New Grantor agrees to reimburse the Secured Parties for their reasonable out-of-pocket expenses in connection with this Supplement, including the reasonable fees, disbursements and other charges of counsel for the Administrative Agent.

IN  WITNESS  WHEREOF, the New Grantor and  the  Administrative
Agent  have  duly  executed this Supplement  to  the  Security
Agreement as of the day and year first above written.
                              [Name of New Grantor]


                              By:
                              Name:
                              Title:


THE   BANK  OF  NEW  YORK,  as
  Administrative Agent

By:
Name:
Title:


               SCHEDULE TO THE SUPPLEMENT