Form 10-Q
period 2002-03-31
LIFETIME HOAN CORP
filed 2002-05-14
CIK 874396

4
                                 FORM 10-Q


             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2002

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X  No__



                   APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value 10,497,690 shares outstanding as of April 30,
2002



PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                             March 31,    December 31,
                                               2002           2001
                                            (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $144        $5,021
Accounts receivable, less allowances of
$2,971 in 2002 and
      $3,649 in 2001                             16,597        20,742
Merchandise inventories                          42,687        42,303
Prepaid expenses                                  3,510         2,084
Deferred income taxes                                 -           148
Other current assets                              4,192         3,702
TOTAL CURRENT ASSETS                             67,130        74,000

PROPERTY AND EQUIPMENT, net                      22,124        22,376
EXCESS OF COST OVER NET ASSETS ACQUIRED,         15,498        15,498
net
OTHER INTANGIBLES, net                            9,293         9,390
OTHER ASSETS                                      2,073         2,106
                    TOTAL ASSETS               $116,118      $123,370


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                           $17,809       $22,847
Accounts payable and trade acceptances            6,688         4,955
Accrued expenses                                 14,783        17,123
TOTAL CURRENT LIABILITIES                        39,280        44,925

MINORITY INTEREST                                   457           384

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares
authorized 25,000,000; shares
issued and outstanding 10,497,690 in 2002
and            10,491,101 in 2001                   105           105
Paid-in capital                                  61,119        61,087
Retained earnings                                15,808        17,660
Notes receivable for shares issued to             (486)         (486)
stockholders
Accumulated other comprehensive loss              (165)         (305)
TOTAL STOCKHOLDERS' EQUITY                       76,381        78,061

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $116,118      $123,370

      See notes to condensed consolidated financial statements.




                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                          Three Months Ended March 31,
                                                 2002            2001

Net Sales                                        $26,398       $31,307
Cost of Sales                                     14,394        17,367
Gross Profit                                      12,004        13,940

Selling, General and Administrative Expenses      13,779        12,692
Interest Expense                                     286           202
Other (Income)                                     (141)          (84)

(Loss) Income Before Income Taxes                (1,920)         1,130

Income Taxes                                       (723)           491

NET (LOSS) INCOME                               ($1,197)          $639

(LOSS) EARNINGS PER COMMON SHARE-BASIC AND
DILUTED                                          ($0.11)         $0.06





         See notes to condensed consolidated financial statements.







                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                             Three Months Ended
                                                  March 31,
                                               2002           2001

OPERATING ACTIVITIES
Net (loss) income                            ($1,197)         $639
Adjustments to reconcile net income to
net cash
provided by operating activities:
Depreciation and amortization                     863          845
Deferred income taxes                             148          153
Provision for losses on accounts                    9          (9)
receivable
Reserve for sales returns and allowances        1,527        1,692
Minority interest                                  73         (68)
Changes in operating assets and
liabilities:
Accounts receivable                             2,609           56
Merchandise inventories                         (384)      (3,796)
Prepaid expenses, other current assets
     and other assets                         (1,883)          232
Accounts payable and trade acceptances
  and accrued expenses                          (607)        3,182

NET CASH PROVIDED BY
OPERATING ACTIVITIES                            1,158        2,926

INVESTING ACTIVITIES
Purchase of property and equipment, net         (514)      (4,180)
Acquisition of M. Kamenstein, Inc.                  -        (164)

NET CASH USED IN
INVESTING ACTIVITIES                            (514)      (4,344)

FINANCING ACTIVITIES
(Repayment) proceeds of short-term            (5,038)        3,512
borrowings
Repurchase of common stock                          -         (63)
Cash dividends paid                             (655)        (656)
Proceeds from the exercise of stock options        32            -

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                          (5,661)        2,793

EFFECT OF EXCHANGE RATE ON CASH AND CASH
EQUIVALENTS                                       140         (51)

(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                   (4,877)        1,324
Cash and cash equivalents at beginning of       5,021        1,325
period

CASH AND CASH EQUIVALENTS AT END OF              $144       $2,649
PERIOD

    See notes to condensed consolidated financial statements.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market method.

Note C - Credit Facilities
As  of  March 31, 2002, the Company had $2,970,000 of letters  of credit and trade acceptances outstanding and $15,400,000 of borrowings under its $45 million three-year secured, reducing revolving credit agreement (the "Agreement"), and as a result, the availability under the Agreement was $26,630,000. Interest rates on borrowings at March 31, 2002 ranged from $3.875% to 3.9375%.

In addition to the Agreement, the Prestige Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for total available credit facilities of approximately $3.4 million. As of March 31, 2002, the Prestige Companies had borrowings of approximately $2.4 million against these lines. Interest rates on these lines of credits ranged from 5.85% to 8.25%.

Note D - Capital Stock
Cash Dividends: On January 28, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.0625 per share to stockholders of record on February 6, 2002, paid on February 20, 2002. On May 2, 2002, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 6, 2002, to be paid on May 20, 2002.

Earnings Per Share: Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding of 10,493,000 for the three months ended March 31, 2002 and 10,497,000 for the three months ended March 31, 2001. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the dilutive effects of stock options, of 10,561,000 for the three months ended March 31, 2001.

Note E - New Accounting Pronouncements

  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Had this standard been applied for the three months ended March 31, 2001, net income would have been increased by $82,000, basic and diluted earnings per share would have been $0.07.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS No. 144 is to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of this statement did not have an impact on the Company's consolidated results of operations or financial position.


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                        Three Months Ended
                                             March 31,
                                          2002        2001

Net sales                                 100.0 %     100.0 %
Cost of sales                              54.5        55.5
Gross profit                               45.5        44.5
Selling, general and administrative        52.2        40.5
expenses
Interest expense                            1.1         0.6
Other (income)                            (0.5)       (0.1)
(Loss) income before income taxes         (7.3)         3.5
Income taxes                              (2.7)         1.5
Net (loss) income                         (4.6) %       2.0 %


                Three Months Ended March 31, 2002
          Compared to Three Months ended March 31, 2001

Net Sales
Net sales for the three months ended March 31, 2002 were $26.4 million, a decrease of $4.9 million or 15.7% from the comparable 2001 period. The lower sales volume in the first quarter was attributable primarily to the startup of our new automated warehouse which negatively affected shipments in our core business and to a lesser extent, lower sales in the Kamenstein business.

Gross Profit
Gross profit for the three months ended March 31, 2002 was $12.0 million, a decrease of 13.9% from the comparable 2001 period. Gross profit as a percentage of net sales increased to 45.5% from 44.5% due primarily to higher gross margins in the Kamenstein business, the result of better sourcing of products from suppliers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2002 were $13.8 million, an increase of 8.6% from the comparable 2001 period. The increase was primarily attributable to relocation charges and duplicate rent and other expenses associated with the Company's move into its new New Jersey warehouse.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $45 million three-year secured, reducing revolving credit agreement (the "Agreement") with a group of banks. The Agreement matures on November 8, 2004. Borrowings under the Agreement are secured by all of the assets of the Company and the facility reduces to $40 million at December 31, 2002 and to $35 million at December 31, 2003. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, LIBOR rate, or the lender's cost of funds rate. As of March 31, 2002, the Company had $2,970,000 of letters of credit and trade acceptances outstanding and $15,400,000 of borrowings under the agreement and, as a result, the availability under the Agreement was $26,630,000. Interest rates on borrowings at March 31, 2002 ranged from $3.875% to 3.9375%.

In addition to the Agreement, the Prestige Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks for total available credit facilities of approximately $3.4 million. As of March 31, 2002, the Prestige Companies had borrowings of approximately $2.4 million against these lines. Interest rates on these lines of credits ranged from 5.85% to 8.25%.

At March 31, 2002, the Company had cash and cash equivalents of $144,000 versus $5.0 million at December 31, 2001. The decrease in cash was due to the pay down of short-term borrowings, the increased combined balances of prepaid expenses, other current assets and other assets, offset by the decrease in accounts receivable.

On May 2, 2002 the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 6, 2002, to be paid on May 20, 2002. The dividend to be paid will be approximately $656,000.

The   Company  believes  that  its  cash  and  cash  equivalents, internally generated funds and its existing credit arrangements will be sufficient to finance its operations for at least the next twelve months.

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

Item  3.   Quantitative and Qualitative Disclosures About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's lines of credits bear interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three month period ended March 31, 2002.





PART II - OTHER INFORMATION

Item 6. Exhibit(s) and Reports on Form 8-K.

     (a) Exhibit(s) in the first quarter of 2002: NONE


     (b) Reports on Form 8-K in the first quarter of 2002: NONE




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                                                  May 14, 2002
                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)


                                                  May 14, 2002
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting
Officer)