Form 10-Q
period 2002-06-30
LIFETIME HOAN CORP
filed 2002-08-14
CIK 874396

FORM 10-Q

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

               THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 2002

Commission file number 1-19254



                    Lifetime Hoan Corporation
     (Exact name of registrant as specified in its charter)



Delaware                                                  11-2682486
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or                                  Identification No.)
organization)



One Merrick Avenue,                                         11590
Westbury, NY							    (Zip Code)
(Address of principal
executive offices)




Registrant's  telephone number, including area code   (516)683-6000



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

         Common Stock, $.01 Par Value 10,498,940 shares outstanding as of July 31, 2002

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                              June 30,        December
                                                2002             31,
                                            (unaudited)         2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents                    $    266         $  5,021
Accounts receivable, less allowances of
  $2,827 in 2002 and $3,649 in 2001            15,515           20,742
Merchandise inventories                        48,710           42,303
Prepaid expenses                                2,777            2,084
Deferred income taxes                              49              148
Other current assets                            4,229            3,702
TOTAL CURRENT ASSETS                           71,546           74,000

PROPERTY AND EQUIPMENT, net                    21,894           22,376
EXCESS OF COST OVER NET ASSETS ACQUIRED, net   15,498           15,498
OTHER INTANGIBLES, net                          9,195            9,390
OTHER ASSETS                                    2,045            2,106
TOTAL ASSETS                                 $120,178         $123,370

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                         $22,094          $22,847
Accounts payable and trade acceptances          7,162            4,955
Accrued expenses                               14,385           17,123
TOTAL CURRENT LIABILITIES                      43,641           44,925

MINORITY INTEREST                                 240              384

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value, authorized
25,000,000 shares; issued and outstanding
10,497,690 in 2002 and 10,491,101 in 2001         105              105
Paid-in capital                                61,119           61,087
Retained earnings                              15,541           17,660
Notes receivable for shares issued to
stockholders                                    (486)            (486)
Accumulated other comprehensive profit(loss)       18            (305)
TOTAL STOCKHOLDERS' EQUITY                     76,297           78,061

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $120,178         $123,370

See notes to condensed consolidated financial statements.



                    LIFETIME HOAN CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data)
                           (unaudited)

                                     Three Months        Six Months
                                         Ended             Ended
                                       June 30,           June 30,
                                     2002     2001      2002      2001

Net Sales                         $29,400   $27,571   $55,798    $58,878
Cost of Sales                      15,666    15,213    30,060     32,580
Gross Profit                       13,734    12,358    25,738     26,298

Selling, General and
Administrative Expenses            12,935    11,731    26,714     24,423
Interest Expense                      281       344       567        548
Other (Income)                      (233)     (148)     (374)      (234)

Income (Loss) Before Income Taxes     751       431   (1,169)      1,561

Income Taxes                          361       227     (362)        718

NET INCOME (LOSS)                    $390      $204    $(807)       $843

EARNINGS PER COMMON SHARE-
    BASIC AND DILUTED               $0.04     $0.02   $(0.08)      $0.08

    See notes to condensed consolidated financial statements.



                    LIFETIME HOAN CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                  Six Months Ended
                                                      June 30,
                                                   2002          2001
  OPERATING ACTIVITIES
  Net (loss) income                              $ (807)        $  843
  Adjustments to reconcile net (loss) income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization                  1,766         1,714
    Deferred tax (benefit)                            99           425
    Provision for losses on accounts receivable       11           222
    Reserve for sales returns and allowances       3,075         2,734
    Minority Interest                              (145)         (186)
  Changes in operating assets and liabilities:
    Accounts receivable                            2,141         2,807
    Merchandise inventories                      (6,407)       (7,159)
    Prepaid expenses, other current assets
     and other assets                            (1,159)         (578)
    Accounts payable, trade acceptances
     and accrued expenses                          (530)       (2,843)

  NET CASH (USED IN) OPERATING ACTIVITIES        (1,956)       (2,021)

  INVESTING ACTIVITIES
  Purchase of property and equipment, net        (1,089)       (7,924)
  Acquisition of M. Kamenstein, Inc.                   -         (164)

  NET CASH (USED IN) INVESTING ACTIVITIES        (1,089)       (8,088)

  FINANCING ACTIVITIES
  (Repayment) Proceeds from short-term
   borrowings, net                                 (753)        10,254
  Repurchase of Common stock                           -          (88)
  Proceeds from the exercise of stock options         31            13
  Cash dividends paid                            (1,312)       (1,304)

  NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES                                    (2,034)         8,875

  EFFECT OF EXCHANGE RATE ON CASH AND CASH
   EQUIVALENTS                                       324          (75)

  (DECREASE) IN CASH AND CASH EQUIVALENTS        (4,755)       (1,309)

  Cash and cash equivalents at beginning of
   period                                          5,021         1,325

  CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   266        $   16

    See notes to condensed consolidated financial statements.

                    LIFETIME HOAN CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market.

Note C - Credit Facilities
As  of  June  30, 2002, the Company had $1,328,000 of letters  of credit and trade acceptances outstanding and $18,900,000 of borrowings under its $45 million three-year secured, reducing revolving credit agreement (the "Agreement"), and as a result, the availability under the Agreement was $24,772,000. Interest rates on borrowings at June 30, 2002 ranged from 3.94% to 4.13%.

In addition to the Agreement, the Prestige Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks providing available credit facilities totaling approximately $3.4 million. As of June 30, 2002, the Prestige Companies had borrowings of approximately $3.2 million against these lines. Interest rates on these lines of credits ranged from 5.85% to 8.25%.

Note D - Capital Stock
Cash Dividends: On May 2, 2002, the Board of Directors declared a quarterly cash dividend of $0.0625 per share to stockholders of record on May 6, 2002, paid on May 20, 2002. On July 31, 2002, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on August 5, 2002, to be paid on August 19, 2002.

Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,498,000 for the three months ended June 30, 2002 and 10,488,000 for the three months ended June 30, 2001. For the six month periods ended June 30, 2002 and June 30, 2001, the weighted average number of common shares outstanding were 10,495,000 and 10,492,000, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 10,574,000 for the three months ended June 30, 2002 and 10,534,000 for the three months ended June 30, 2001. For the six month periods ended June 30, 2002 and June 30, 2001, the diluted number of common shares outstanding were 10,495,000 and 10,547,000, respectively.

Note E - New Accounting Pronouncements
  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Had this standard been applied for the three months ended June 30, 2001, net income would have been increased by $82,000 and basic and diluted earnings per share would have been $0.03 and for the six months ended June 30, 2001, net income would have been increased by $164,000 and basic and diluted earnings per share would have been $0.10.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of this statement did not have an impact on the Company's consolidated results of operations or financial position.


ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                 Three Months       Six Months
                                     Ended             Ended
                                   June 30,          June 30,
                                2002     2001       2002     2001

   Net sales                    100.0 %  100.0 %    100.0 %  100.0 %
   Cost of sales                 53.3     55.2       53.9     55.3
   Gross profit                  46.7     44.8       46.1     44.7
   Selling, general and
    administrative expenses      44.0     42.5       47.9     41.5
   Interest expense               1.0      1.3        1.0      0.9
   Other (income)               (0.8)    (0.5)      (0.7)    (0.3)
   Income before income taxes     2.5      1.5      (2.1)      2.6
   Tax provision                  1.2      0.8      (0.7)      1.2
   Net income (loss)              1.3 %    0.7 %    (1.4) %    1.4 %


                Three Months Ended June 30, 2002
          Compared to Three Months ended June 30, 2001

Net Sales
Net sales for the three months ended June 30, 2002 were $29.4 million, an increase of $1.8 million or 6.6% over the net sales in the prior year's corresponding period. These results reflect increases in the Company's cutlery and kitchen gadget product lines, as well as increased net sales attributable to the Company's Farberware Outlet stores and the Prestige Companies, offset by a decrease in net sales of Kamenstein products.

Gross Profit
Gross profit for the three months ended June 30, 2002 was $13.7 million, an increase of 11.1% from the comparable 2001 period. Gross profit as a percentage of net sales increased to 46.7% from 44.8%. The gross margin improvement reflects generally higher profit margins attributable to all domestic product categories and the Company's Farberware Outlet stores. The increase in gross profit margin is the result of better sourcing of products from suppliers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2002 were $12.9 million, an increase of 10.3% from the comparable 2001 quarter. The increase in selling, general and administrative expenses was due principally to higher warehouse costs and an increase in expenses for the outlet stores. Effective January 1, 2002 the Company assumed responsibility for 50% of the outlet store space and 50% of the store operating expenses as compared to 40% in 2001. The higher warehouse costs were attributable to increased shipments and the expenses associated with the move to the new warehouse in Robbinsville, New Jersey.

Interest Expense
Interest expense for the three months ended June 30, 2002 was $281,000, a decrease of 18.3% from the comparable 2001 quarter. This decrease is the result of lower interest rates on the Company's borrowings for the 2002 period as compared to the 2001 period.



                 Six Months Ended June 30, 2002
           Compared to Six Months ended June 30, 2001

Net Sales
Net sales for the six months ended June 30, 2002 were $55.8 million, a decrease of $3.1 million or 5.2% as compared to the corresponding 2001 period. The lower sales volume was primarily attributable to the first quarter 2002 sales being lower than the comparable 2001 quarter due to the January 2002 startup of our new automated warehouse in Robbinsville, New Jersey, which negatively affected shipments, and to a lesser extent, lower sales of the Company's Kamenstein business for the six months ended June 30, 2002 as compared to the 2001 period.

Gross Profit
Gross profit for the six months ended June 30, 2002 was $25.7 million, a decrease of 2.1% from the comparable 2001 period. Gross profit as a percentage of net sales increased to 46.1% from 44.7%, due primarily to higher gross margins generated by the Company's Kamenstein business, the result of better sourcing of products from suppliers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2002 were $26.7 million, an increase of 9.4% from the comparable 2001 period. The increase was primarily attributable to added expenses, including duplicate rent and other expenses, associated with the Company's move into its new New Jersey warehouse.


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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $45 million three-year secured, reducing revolving credit facility under an agreement (the "Agreement") with a group of banks. The facility matures on November 8, 2004. Borrowings under the Agreement are secured by all of the assets of the Company and the facility reduces to $40 million at December 31, 2002 and to $35 million at December 31, 2003. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, LIBOR rate, or the lender's cost of funds rate. As of June 30, 2002, the Company had $1,328,000 of letters of credit and trade acceptances outstanding and $18,900,000 of borrowings under the agreement and, as a result, the availability under the Agreement was $24,772,000. Interest rates on borrowings at June 30, 2002 ranged from 3.94% to 4.13%.

In addition to the Agreement, the Prestige Companies (the Company's 51% controlled European subsidiaries) have three lines of credit with three separate banks providing available credit facilities totaling approximately $3.4 million. As of June 30, 2002, the Prestige Companies had borrowings of approximately $3.2 million against these lines. Interest rates on these lines of credits ranged from 5.85% to 8.25%.

At June 30, 2002, the Company had cash and cash equivalents of $266,000 versus $5.0 million at December 31, 2001. The cash was used primarily to fund the increase in merchandise inventories, capital expenditures and cash dividends paid partially offset by decreased accounts receivable.

On  July  31,  2002  the Board of Directors  declared  a  regular quarterly  cash dividend of $0.0625 per share to shareholders  of
record  on  August 5, 2002 to be paid on August  19,  2002.   The
dividend to be paid will be approximately $656,000.

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

Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's lines of credit bear interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the six month period ended June 30, 2002.



PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security-Holders

    The Company's annual meeting of stockholders was held on June
12, 2002. At the meeting, all seven director nominees were elected and the appointment of Ernst & Young LLP as independent auditors was ratified.
        (a) The following directors were elected to hold office until the next annual meeting of stockholders by the votes indicated:

                               FOR         WITHHOLD
          Jeffrey Siegel     7,927,187     1,013,607
          Milton L. Cohen    7,901,482     1,039,312
          Bruce Cohen        7,927,308     1,013,486
          Craig Phillips     7,927,308     1,013,486
          Ronald Shiftan     7,933,387     1,007,407
          Howard Bernstein   7,903,887     1,036,907
          Leonard Florence   7,908,287     1,032,507


        (b) The appointment of Ernst & Young as the independent auditors to audit the Company's financial statements for the fiscal year ending December 31, 2002 was ratified by the following vote:

            FOR        WITHHOLD    EXCEPTIONS/ABSTAIN
          8,939,310     1,121           363



Item 6. Exhibit(s) and Reports on Form 8-K.

        (a) Exhibit(s) in the second quarter of 2002:

            Exhibit 99.1  Certification by the Chief Executive
                          Officer   and   Chief   Financial   Officer
                          Relating  to  a Periodic Report  Containing
                          Financial Statements


        (b)  Reports on Form 8-K in the second quarter  of  2002: NONE





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation


                                                  August 14,  2002
                        /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)



                                                  August 14,  2002
                        /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)




                          EXHIBIT 99.1

Certification by the Chief Executive Officer and Chief Financial Officer
   Relating to a Periodic Report Containing Financial Statements



   I, Jeffrey Siegel, Chief Executive Officer, and I, Robert McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a Delaware corporation (the "Company"), each hereby certifies that:


   (1) The Company's periodic report on Form 10-Q for the period ended June 30, 2002 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and
   (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                          /s/ Robert McNally
         Jeffrey Siegel                              Robert McNally
  Chief Executive Officer                      Chief Financial Officer

  Date:     August 14, 2002                     Date:     August 14, 2002