Form 10-Q
period 2002-09-30
LIFETIME HOAN CORP
filed 2002-11-15
CIK 874396

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2002

Commission file number 1-19254



                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)



Delaware                                        11-2682486
(State or other jurisdiction                   (I.R.S. Employer
of incorporation ororganization)               Identification No.)


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

     Common Stock, $.01 Par Value, 10,560,704 shares outstanding as of
                             October 31, 2002

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                            September 30,
                                               2002           December 31,
                                            (unaudited)           2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $25           $5,021
Accounts receivable, less allowances of
  $3,212 in 2002 and $3,649 in 2001              18,440           18,696
Merchandise inventories                          53,226           39,681
Prepaid expenses                                  1,845            2,084
Deferred income taxes                               225              148
Other current assets                              4,163            2,411
Current assets of discontinued operations             -            5,959
   TOTAL CURRENT ASSETS                          77,924           74,000

PROPERTY AND EQUIPMENT, net                      21,059           22,111
EXCESS OF COST OVER NET ASSETS ACQUIRED, net     14,952           14,952
OTHER INTANGIBLES, net                            9,098            9,390
OTHER ASSETS                                      2,174            2,106
OTHER ASSETS OF DISCONTINUED OPERATIONS               -              811
       TOTAL ASSETS                            $125,207         $123,370


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                           $27,600          $22,847
Accounts payable and trade acceptances            5,833            3,946
Accrued expenses                                 15,507           15,233
Current liabilities of discontinued operations        -            2,899
   TOTAL CURRENT LIABILITIES                     48,940           44,925

MINORITY INTEREST DISCONTINUED OPERATIONS             -              384

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, shares
 authorized 25,000,000:
 shares issued and outstanding 10,557,806
 in 2002 and 10,491,101 in 2001                     106              105
Paid-in capital                                  61,390           61,087
Retained earnings                                15,257           17,660
Notes receivable for shares issued to
stockholders                                      (486)            (486)
Accumulated other comprehensive loss                  -            (305)
   TOTAL STOCKHOLDERS' EQUITY                    76,267           78,061

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                $125,207         $123,370

         See notes to condensed consolidated financial statements.


                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                      Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        2002      2001      2002      2001

Net Sales                            $32,235    $34,381   $83,703    $88,685
Cost of Sales                         17,612     19,101    45,199     48,955
Gross Profit                          14,623     15,280    38,504     39,730

Selling, General and Administrative
Expenses                              12,320     12,931    36,628     35,247
Interest Expense                         239        309       687        732
Other Income, net                       (18)       (34)      (47)       (65)

Income Before Income Taxes             2,082      2,074     1,236      3,816

Income Taxes                             854        838       471      1,543

Income from Continuing Operations      1,228      1,236       765      2,273

Discontinued Operations:
  Loss from Operations, net of tax     (151)      (210)     (495)      (403)

  Loss on Disposal, net of income
  tax benefit of $225                  (534)          -     (534)          -

Total loss from discontinued
operations                             (685)      (210)   (1,029)      (403)

Net Income (Loss)                       $543     $1,026    ($264)     $1,870

BASIC AND DILUTED INCOME PER COMMON
SHARE FROM CONTINUING OPERATIONS       $0.12      $0.12     $0.07      $0.22

LOSS FROM DISCONTINUED OPERATIONS    ($0.07)    ($0.02)   ($0.10)    ($0.04)

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE                       $0.05      $0.10   ($0.03)      $0.18




         See notes to condensed consolidated financial statements.



                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                  2002         2001
 OPERATING ACTIVITIES
   Net (loss) income                              ($264)      $1,870
   Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
   Loss on sale of discontinued operations           534           -
   Depreciation and amortization                   2,623       2,740
   Deferred tax (benefit)                           (77)         496
   Provision for losses on accounts receivable        53         480
   Reserve for sales returns and allowances        5,171       4,809
   Minority Interest                                   -       (388)
   Changes in operating assets and liabilities,
     excluding the effects of the sale of the
     Prestige Companies:
    Accounts receivable                          (4,968)    (11,153)
    Merchandise inventories                     (13,545)     (9,670)
    Prepaid expenses, other current assets
     and other assets                            (1,581)         518
    Accounts payable, trade acceptances
     and accrued expenses                          2,163       3,118
   Discontinued operations                         3,257           -

   NET CASH USED IN OPERATING ACTIVITIES         (6,634)     (7,180)

 INVESTING ACTIVITIES
   Purchase of property and equipment, net       (1,279)    (10,883)
   M. Kamenstein, Inc. acquisition costs               -       (164)

   NET CASH USED IN INVESTING ACTIVITIES         (1,279)    (11,047)

 FINANCING ACTIVITIES
   Proceeds from short-term borrowings, net        4,753      18,979
   Proceeds from the exercise of stock options       304          20
   Repurchase of Common Stock                          -        (88)
   Cash dividends paid                           (1,968)     (1,960)

   NET CASH PROVIDED BY FINANCING ACTIVITIES       3,089      16,951

   EFFECT OF EXCHANGE RATE ON CASH AND CASH
   EQUIVALENTS                                     (172)          18

   DECREASE IN CASH AND CASH EQUIVALENTS         (4,996)     (1,258)
 Cash and cash equivalents at beginning of
   period                                          5,021       1,325

   CASH AND CASH EQUIVALENTS AT END OF PERIOD        $25         $67

         See notes to condensed consolidated financial statements.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during its third and fourth quarters.


Note B - Sale of Prestige Companies
Effective September 27, 2002, the Company sold its 51% controlling interest in Prestige Italiana, Spa and, together with its minority interest shareholder, caused Prestige Haushaltswaren GmbH (combined, "the Prestige Companies") to sell all of its receivables and inventory to a European housewares distributor. As a result the Company received approximately $1.2 million in cash on October 21, 2002. The sale resulted in a net loss of approximately $534,000 which includes the write-off of goodwill of approximately $540,000. Accordingly, the Company has classified the Prestige Companies business as discontinued operations. Net sales for the Prestige Companies totaled $2.1 million and $2.2 million for the three-month periods ended September 30, 2002 and September 30, 2001, respectively. Net sales for the Prestige Companies totaled $6.4 million and $6.8 million for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. Net loss from the Prestige
Companies discontinued operations totaled $151,000 and $210,000 for the three-month periods ended September 30, 2002 and September 30, 2001, respectively. Net loss for the Prestige
Companies discontinued operations totaled $495,000 and $403,000 for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. For 2001, the Company has reclassified its financial statements to reflect the discontinued operations of the Prestige Companies.

Note C - Credit Facilities
The Company has a $45 million three-year secured, reducing revolving credit facility under an agreement (the "Agreement") with a group of banks. The facility matures on November 8, 2004. Borrowings under the Agreement are secured by all of the assets of the Company and the facility reduces to $40 million at December 31, 2002 and to $35 million at December 31, 2003. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, LIBOR rate, or the lender's cost of funds rate. As of September 30, 2002, the Company had $2,791,000 of letters of credit and trade acceptances outstanding and $27,600,000 of borrowings under the agreement and, as a result, the availability under the Agreement was $14,609,000. Interest rates on borrowings at September 30, 2002 ranged from 3.625% to 4.13%.

At  September 30, 2002, the Company was in violation of a certain
financial  covenant.   The  Company obtained  a  waiver  for  the
covenant in violation.

Note D - Cash Dividends
On July 31, 2002, the Board of Directors declared a quarterly cash dividend of $0.0625 per share to shareholders of record on August 5, 2002 paid on August 19, 2002. On November 5, 2002, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record on November 6, 2002, to be paid on November 20, 2002.


Note E - Earnings Per Share
Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,512,000 for the three months ended September 30, 2002 and
10,491,000 for the three months ended September 30, 2001. For the nine-month periods ended September 30, 2002 and 2001, the weighted average numbers of common shares outstanding were 10,501,000 and 10,492,000, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 10,536,000 for the three months ended September 30, 2002 and 10,549,000 for the three months ended September 30, 2001. For the nine month periods ended September 30, 2002 and September 30, 2001, the diluted weighted average numbers of common shares outstanding were 10,534,000 and 10,548,000, respectively.

Note F - New Accounting Pronouncements
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company completed the first of the required impairment tests of goodwill and indefinite lived intangible assets during the nine-month period ended September 30, 2002. The Company reviewed all its reporting units under the standard for impairment and determined there is no impairment to goodwill or intangible assets. Had this standard been applied for the three months ended September 30, 2001, net income would have been increased by $82,000 and basic and diluted earnings per share would have been $0.11 and for the nine months ended September 30, 2001, net income would have been increased by $246,000 and basic and diluted earnings per share would have been $0.20.


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

Note G - Related Party Transaction
On October 1, 2002 the Company entered into a consulting agreement with Ronald Shiftan, a director of the Company. The term of the consulting agreement is for a one year period, which automatically renews for additional one year periods unless either party terminates this Agreement by providing written notice of such termination to the other party thereto at least thirty days prior to the expiration of the initial or additional term then in effect. The compensation to be paid to Mr. Shiftan under the consulting agreement is at a rate of $30,000 per month.










ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS


The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                           Three Months Ended     Nine Months Ended
                              September 30,         September 30,
                            2002       2001       2002       2001

   Net Sales                100.0 %    100.0 %    100.0 %    100.0 %
   Cost of sales             54.6       55.6       54.0       55.2
   Gross profit              45.4       44.4       46.0       44.8
   Selling, general and
    administrative expenses  38.3       37.6       43.8       39.8
   Interest expense           0.7        0.9        0.8        0.8
   Other income, net        (0.1)      (0.1)      (0.1)      (0.1)
   Income before income
    taxes                     6.5        6.0        1.5        4.3
   Tax provision              2.6        2.4        0.6        1.7
   Income from
    continuing operations     3.9        3.6        0.9        2.6
   Loss from
    discontinued operations (0.5)      (0.6)      (0.6)      (0.5)
   Loss on disposal of
    discontinued operations (1.7)          -      (0.6)          -
   Net income (loss)          1.7 %      3.0 %    (0.3) %      2.1 %


              Three Months Ended September 30, 2002
        Compared to Three Months ended September 30, 2001

Net Sales
Net  sales  for  the three months ended September 30,  2002  were
$32.2  million,  $2.1 million or 6.2% lower than  the  comparable
2001 quarter. The sales in the 2002 quarter were negatively impacted by a major customer's decision to delay a $2.0 million Kamenstein promotional order that had originally been planned for shipment in the third quarter to the fourth quarter, partially offset by slightly higher sales in the Company's core products and higher sales in the Farberware outlet stores.

Gross Profit
Gross profit for the three months ended September 30, 2002 was $14.6 million, a decrease of $657,000 or 4.3% from the comparable 2001 period. Gross profit as a percentage of net sales increased to 45.4% from 44.4%. The gross margin improvement reflects the impact of a larger percentage of total quarterly sales coming from the Company's core business, which have higher gross margins than the Kamenstein product line, and the higher gross profit margins being generated by Kamenstein products in 2002.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2002 were approximately $12.3 million, a decrease of $611,000 or 4.7% from the comparable 2001 quarter. The decrease in selling, general and administrative expenses was due principally to lower expenses associated with the move to the new warehouse in Robbinsville, New Jersey. Warehouse operating expenses were slightly higher than the prior year, which reflects the increased depreciation expense for the systems and equipment in the new warehouse. Operating expenses for the Outlet Stores were also higher since, effective January 1, 2002, the Company assumed 50% of the space in each store as compared to 40% of the space during 2001.



              Nine Months Ended September 30, 2002
        Compared to Nine Months ended September 30, 2001

Net Sales
For the nine months ended September 30, 2002, net sales were $83.7 million, a decrease of $5.0 million or 5.6% compared to the corresponding 2001 period. The lower sales volume was primarily attributable to the first quarter 2002 sales being lower than the comparable 2001 quarter due to the January 2002 startup of the Company's new automated warehouse in Robbinsville, New Jersey, which negatively affected shipments and also lower sales of the Company's Kamenstein business for the nine months ended September 30, 2002 as compared to the 2001 period, partially offset by increased sales in the Company's Farberware Outlet stores.

Gross Profit
Gross  profit  for the nine months ended September 30,  2002  was
$38.5  million,  a  decrease of $1.2 million  or  3.1%  from  the comparable 2001 period. Gross profit as a percentage of net sales was 46.0% for the nine months ended September 30, 2002 as compared to 44.8% in the comparable 2001 period, due primarily to higher gross margins generated by the Company's Kamenstein business, the result of better sourcing of products from suppliers and change of product mix.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2002 were $36.6 million, an increase of $1.4 million or 3.9% from the comparable 2001 period. The increase was primarily attributable to the added expenses, including duplicate rent and other expenses, associated with the Company's move into its new New Jersey warehouse and also the operating expenses for the Outlet Stores were also higher since, January 1, 2002, the Company assumed 50% of the space in each store as compared to 40% of the effective space during 2001.


Forward Looking Statements: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the Company's future products, results of operations and prospects. These forward-looking statements involve risks and uncertainties, including risks relating to general economic and business conditions, including changes which could affect customer payment practices or consumer spending; industry trends; the loss of major customers; changes in demand for the Company's products; the timing of orders received from customers; cost and availability of raw materials; increases in costs relating to manufacturing and transportation of products; and dependence on foreign sources of supply and foreign manufacturing in this Quarterly Report on Form 10-Q and from time to time in the Company's filings with the Securities and Exchange Commission. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $45 million three-year secured, reducing revolving credit facility under an agreement (the "Agreement") with a group of banks. The facility matures on November 8, 2004. Borrowings under the Agreement are secured by all of the assets of the Company and the facility reduces to $40 million at December 31, 2002 and to $35 million at December 31, 2003. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, LIBOR rate, or the lender's cost of funds rate. As of September 30, 2002, the Company had $2,791,000 of letters of credit and trade acceptances outstanding and $27,600,000 of borrowings under the agreement and, as a result, the availability under the Agreement was $14,609,000. Interest rates on borrowings at September 30, 2002 ranged from 3.625% to 4.13%.

At September 30, 2002, the Company was in violation of a certain financial covenant and obtained a waiver for the covenant in violation.

At September 30, 2002, the Company had cash and cash equivalents of $25,000 versus $5.0 million at December 31, 2001 and short term borrowings increased by $4.8 million. The decrease in cash and increase in short-term borrowings were used primarily to fund the $13.5 million increase in merchandise inventories.

Effective September 27, 2002, the Company sold all of its 51% controlling interest in Prestige Italiana, Spa and, together with its minority interest shareholder, caused Prestige Haushaltswaren GmbH to sell all of its receivables and inventory to a European housewares distributor. The sale resulted in a net loss of approximately $534,000.

On November 5, 2002, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record on November 6, 2002, to be paid on November 20, 2002. The dividend to be paid will be approximately $660,000.

The   Company  believes  that  its  cash  and  cash  equivalents, internally generated funds and its existing credit arrangements will be sufficient to finance its operations for at least the next 12 months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates all of its purchase orders with its foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, the Company's cost for any purchase order is not subject to change after the time the order is placed. However, any weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United States dollar prices for products. The Company believes it would be able to compensate for any such price increase.

Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's lines of credits bear interest at variable rates and therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in the interest rates. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the nine-month period ended September 30, 2002.

Item 4.         Control and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report on Form 10-Q, that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits in the third quarter of 2002:

           Exhibit 10.35 Stock Sale Agreement of Prestige Italiana, SPA, between Lifetime Hoan Corporation' Meyer International Holdings Limited and Meyer Prestige Ltd.and Fackelman GmbH, dated October 11, 2002.

           Exhibit  10.36 Consulting Agreement dated  October  1,
           2002  between  Lifetime  Hoan Corporation  and  Ronald
           Shiftan.

           Exhibit  99.1   Certification by the  Chief  Executive
           Officer  and  Chief Financial Officer  Relating  to  a
           Periodic Report Containing Financial Statements


        (b)  Reports  on Form 8-K in the third quarter  of  2002:
    NONE


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation


                                               November 11, 2002


                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chairman of the Board of Directors
                        (Principal Executive Officer)



                                               November 11, 2002

                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)



                           CERTIFICATIONS

I, Jeffrey Siegel, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Lifetime Hoan Corporation ("the registrant");

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
      14) for the registrant and  we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 11, 2002               __/s/ Jeffrey Siegel______________
                                    Jeffrey Siegel
                                    President and Chief Executive
                                            Officer



                         CERTIFICATIONS

I, Robert McNally, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Lifetime Hoan Corporation ("the registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and  we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        November 11, 2002          ___/s/ Robert McNally___________
                                        Robert McNally
                                        Vice President and Chief
                                        Financial Officer



                        EXHIBIT 10.35

                      Prestige Italiana SpA
                Stock Purchase and Sale Agreement

    This Stock Purchase and Sale Agreement ("Agreement") is made as of October 11, 2002 (the "Effective Date"), among Meyer International Holdings Limited, a British Virgin Islands corporation ("MIH"), Meyer Prestige Ltd., a United Kingdom corporation ("MUK"), Lifetime Hoan Corporation, a Delaware corporation ("LTH") (together the "Sellers") and Fackelmann GmbH + Co. KG, a German company ("Buyer").

                            Recitals

    Whereas, LTH owns 51% of the issued and outstanding shares of stock ("Shares") of Prestige Italiana SpA, an Italian societa per anzioni (the "Company");

    Whereas, MIH owns 48% of the issued and outstanding Shares of the Company;

    Whereas, MUK owns 1% of the issued and outstanding Shares of the Company; and

    Whereas, Buyer desires to purchase from Sellers, and Sellers desire to sell to Buyer, all of the Shares of Company owned by Sellers.

    Now therefore, for good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

                            Agreement

    1.  Sale and Purchase of Shares.   Subject to the terms
and conditions of this Agreement, on the Effective Date, Sellers hereby convey, transfer and assign, and Buyer hereby purchases, all of Sellers' rights, title and interest to the Shares.

    2.  Consideration.  Buyer will pay the purchase price of EU
2,043,654 in cash on the Effective Date for the transfer of Shares by Sellers to Buyer. The purchase price consists of EU 1,158,469.50 in equity and EU 885,184.50 in shareholder loans.
All shareholder loans to the Company are included in the purchase price (including principal, interest, penalties and any other payables) and the notes evidencing them will be forgiven and returned to the Company on closing without additional consideration from Buyer.
     3.  Closing Date.  The closing will occur on the Effective Date.
The transfer of the Shares will be effected by way of endorsement.
     4. Buyer's Representations and Warranties. Buyer represents, warrants and covenants to the Sellers the accuracy and completeness of the matters set forth in this Section 4 as of the Effective Date:
     a) Authority of Buyer. The execution and delivery of this Agreement by Buyer has been duly authorized and approved by the Buyer. No further action will be necessary on Buyer's part to make this Agreement valid and binding in accordance with its terms. Buyer is not a party to nor bound by any mortgage, lien, lease, agreement, instrument, order, judgment or decree that would prohibit or restrict the execution and performance of this Agreement or would require the consent of any other person or entity.
     b) Representations and Warranties at the Effective Date. The representations and warranties contained in this Section 4 will be true on the Effective Date and will survive the closing.
    5. Sellers' Representations and Warranties. Sellers represent, warrant and covenant to Buyer the accuracy and completeness of the matters set forth in this Section 5 as of the Effective Date:
     a) Authority of Sellers. The execution and delivery of this Agreement by Sellers have been duly authorized and approved by Sellers. No further action will be necessary on Sellers' part to make this Agreement valid and binding in accordance with its terms.
     b) Ownership of Shares. Sellers together are the owners of 100% of the Shares of the Company, and the Shares are held free and clear of all liens.
     c) Ownership of Real Property. The Company owns the real property located at 22070 Locate Varesino (Como), Via Garibaldi, Italy, which property is held free and clear of any lender liens.
     d) No Dividends. The Company will not make any dividend distributions for fiscal year 2002 until the Effective
          Date at which time the Buyer has the authority to declare a dividend distribution at its discretion within the limits of Italian and European Union law.
     e) No Other Warranties. Sellers make absolutely no other warranties or representations with respect to this sale, neither express nor implied. Without limitation, Sellers make no representations with respect to the completeness or accuracy of any due diligence materials reviewed by Buyer. Buyer is a sophisticated investor familiar with buying companies and has satisfied itself in full with a complete investigation of the Company, its properties and its operations.
     f)   Representations and Warranties at the Effective Date.
          The representations and warranties contained in this
          Section 5 will be true on the Effective Date and will survive the closing.
    6. Buying Arrangement. LTH covenants that for one year after the sale of the Company, LTH will preserve the present buying arrangement and continue to help the Company to take advantage of LTH's own purchase of products, so that the Company can obtain the same pricing on the same items (small runs excluded).
    7. Patent License. LTH hereby grants a perpetual, non-assignable, non-exclusive, royalty-free patent license in favor of the Company for any inventory currently sold by the Company which embraces a patent held by LTH. This license will revoke automatically without need for further notice if Buyer ever ceases to own 100% of the Company.
    8. No Refunds. Buyer has reviewed, and has had the opportunity to fully conduct its due diligence and is familiar with, the accounts payables, liabilities, operations, business prospects and all other aspects of the Company's business.
Buyer, in making this purchase, is not relying on any promises from Sellers except as explicitly set forth in this document.
Under no circumstances will Buyer be entitled to a refund after closing.
    9. Securities Laws. Buyer is acquiring the Shares for its own account and without a view to any distribution or resale thereof, other than a distribution or resale which, in the opinion of counsel for such Sellers, may be made without violating the registration provisions of the Securities Act of 1933, as amended (the "1933 Act") or any applicable blue sky laws. Buyer acknowledges that the Shares are "restricted securities" within the meaning of Rule 144 under the 1933 Act and have not been registered under the 1933 Act or any state securities laws and thereafter must be held indefinitely unless they are subsequently registered under the 1933 Act or an exemption from such registration is available.
    10. Legal Fees. In the event of any legal or equitable proceeding (or arbitration) arising out of or in connection with the parties' obligations under this Agreement, the prevailing party will recover its reasonable attorneys' fees, costs and reasonable costs of experts and other costs incurred in that action or proceeding, in addition to any other relief to which they may be entitled.
    11. Notices. Any notice or communication pertaining to this Agreement must be in writing and will be given or be served only by Federal Express (or any other overnight courier delivery service), and such notice so dispatched will become effective on the date of receipt, or by facsimile and will be effective upon confirmation of receipt. For purposes thereof, all such notices will be sent to the following addresses:


Buyer:                     Sellers:

Attention Alexander        Attention: C. K. Wong
Fackelmann                 Meyer International
Fackelmann GmbH + Co. KG   Holdings Limited
Werner-von- Siemens-       382 Kwun Tong Road
StraBe 6                   Kowloon, Hongkong, China
D-91217 Hersbruck          Tel: 852-2797-1260
Postfach 280               Fax:  852-2343-0117
D-91211 Herbruck, Germany
Tel: 09151-811-112
Fax: 09151-811-294
                           Attention: Paul Wright
                           Meyer Prestige Ltd.
                           Morpeth Wharf
                           Twelve Quays
                           Birkenhead L41 1LW UK
                           Tel: 44-151-650-6500
                           Fax: 44-151-650-6510

                           Simultaneous Copy to:
                           Attention: Dean Luca
                           Krause
                           Lanahan & Reilley LLP
                           120 Howard Street, Ste 600
                           San Francisco, CA 94105
                           Tel: 415-856-4790
                           Fax: 415-856-0411

                           Attention: Robert McNally
                           Lifetime Hoan Corporation
                           One Merrick Avenue
                           Westbury, NY  11590-6601
                           Tel:  516-683-6000
                           Fax:  516- 683-6006


    12. Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed an original, and all of which taken together will constitute one and the same instrument.

    13. Governing Law. This Agreement will be governed by and construed according to the laws of California, USA without regard to principles of conflicts of law. All parties hereby agree to submit to the jurisdiction of the appropriate U.S. state or federal court in the City and County of San Francisco, California as may be necessary for the resolution of any claim, controversy or other matter arising out of or in connection with this Agreement.

    14. Severability. If any of the provisions of this Agreement is held by a court of competent jurisdiction to be contrary to any state or federal law, the remaining provisions of this Agreement will remain in full effect. Any provision, which is held to be invalid or unenforceable, will be limited to the least extent possible so as to make the provision valid and enforceable.

    15. Headings. The section headings in this Agreement do not form a part of this Agreement, but are for convenience only and will not limit or affect the meaning of the provisions.

    16. Interpretation. In this Agreement, where appropriate, the use of the singular will include the plural and use of the plural will include the singular.

    17. Injunction. The parties agree that if any of them does not perform their obligations under this Agreement, the others will be irreparably harmed, in a way that damages alone cannot compensate for. Therefore, in the event of any breach, the aggrieved party will be entitled to an injunction and equitable relief in addition to any other remedy.

    18.Entire Agreement. The terms of this Agreement are intended by the parties as a final expression of their agreement with respect to the subject matter hereof, and may not be contradicted by evidence of any prior or contemporaneous agreement. The parties further intend that this Agreement constitutes the complete and exclusive statement of its terms and that no extrinsic evidence whatsoever may be introduced in any proceedings (judicial or otherwise) involving this Agreement, except for evidence of a subsequent written amendment hereto, which conforms to the terms and conditions herein. Without limitation the parties intend this Agreement to supercede the Nonbinding Letter of Intent dated September 20, 2002 and the Amendment to Letter of Intent dated September 23, 2002.

     The parties have executed this Stock Purchase and Sale
Agreement on the day and in the year first above written.

Seller:  Lifetime Hoan           Buyer:  Fackelmann GmbH + Co.
Corporation                      KG


_______________________________  _______________________________
Jeffrey Siegel, CEO              Alexander Fackelmann, Managing
                                 Director

Seller:  Meyer International
Holdings Limited

_______________________________
Wong Chi King, Director

Seller: Meyer Prestige Ltd.

_______________________________
Simon Crowther, Director



                          EXHIBIT 10.36

                      CONSULTING AGREEMENT
     CONSULTING AGREEMENT made as of the 1st day of October, 2002 (this "Agreement") by and among LIFETIME HOAN CORPORATION, a Delaware corporation having its principal place of business at One Merrick Avenue, Westbury, New York 11590 (the "Company") and RONALD SHIFTAN, an individual residing at 36 East River Road, Rumson, New Jersey 07760 (the "Consultant").

                      W I T N E S S E T H:
     WHEREAS, the Company is a publicly-traded corporation and the Company and its divisions and affiliates are engaged in the sale, manufacture, distribution and marketing of kitchenware, bakeware, pantryware, cutlery, kitchen gadgets and related products (the "Products");

     WHEREAS, Consultant has many years of experience as an investment banker, business advisor and management consultant and has also, for more than 10 years, served as a Director of the Company and is familiar with the Company's Products and business lines and assisted in implementing the Company's acquisitions; and

     WHEREAS, due to Consultant's special and personal expertise and knowledge, the Company desires the availability of the Consultant to assist the Company in identifying and implementing strategies to improve profitability, reduce expenses and enhance financial controls and the Consultant desires to provide such services to the Company.

     NOW, THEREFORE, it is agreed as follows:

Duties.
The Consultant shall be retained by the Company as a consultant, and periodically during the term hereof, the Consultant shall assist the Company in identifying and implementing strategies to improve profitability, reduce expenses and enhance financial controls. Without limiting the generality of the foregoing, Consultant's responsibilities shall include consulting with respect to:
               (i) Developing and implementing financial and accounting control and reporting systems of the Company (and its subsidiaries, divisions and affiliates);

               (ii)    Preparing and updating budgets, financial forecasts and
                    projections for the Company and its subsidiaries, affiliates and facilities;

               (iii)   Developing systems and strategies for managing the
                    Company's cash flow:

               (iv)    Developing, implementing and integrating Management
                    Information Systems (MIS);

               (v) Developing and implementing cost reduction programs;

               (vi)    Conducting financial analysis and preparation of
                    projections in connection with the Company's acquisition and expansion programs and integrating acquired businesses into the Company's financial control and reporting systems;

               (vii)   In assisting the President in his duties, helping to
                    develop long range business plans, financial projections and business strategies; and

               (viii)  any other such duties related to the strategic and financial development of the Company as shall be mutually determined by the Company and Consultant from time to time.

   (a) The Consultant shall perform services hereunder when and as requested by the Company and under the specific direction and control, and within the scope of work, as instructed by the Company, and in all events, for the account of the Company.
While performing services hereunder as requested by the Company, the Consultant shall report directly to Jeffrey Siegel, President and Chief Executive Officer of the Company. Consultant shall work with the Company's executives and staff, and outside auditors and other consultants as appropriate. Consultant shall maintain records with regard to Consultant's activities hereunder for the Company.
The Consultant shall provide his services at the Company's principal offices in Westbury, New York, as well as at its Robbinsville, New Jersey facilities. The Company will provide Consultant with suitable offices at its Westbury and Robbinsville facilities. The Consultant will be available at the Company's offices for a minimum of sixty (60%) percent of his business time, which will average three days per week. At other times, the Consultant may provide his services, when reasonable, as determined by the Company and Consultant, from the Consultant's home or other such location.
In performing the services hereunder, the Consultant acknowledges his special and personal expertise and knowledge with regard to the Company and its Products and he agrees to provide his services himself and not to utilize any other personnel outside the Company, unless approved in advance by the Company in each instance.
Term. The term of this Agreement shall commence on the date hereof, and shall remain in force for a period of one (1) year from the date of this Agreement. Thereafter the Agreement shall be automatically renewed for additional one (1) year terms, unless either party terminates this Agreement by providing written notice of such termination to the other party hereto at least thirty (30) days prior to the expiration of the initial or additional term then in effect. Upon termination of this Agreement, the Consultant shall deliver to the Company all books and records relating to his activities hereunder.
Compensation.
   (b) As full compensation for all of the Consultant's services to the Company, the Company shall pay the Consultant a fee of $30,000 per month (the "Consulting Fee"), to be paid within ten
(10) business days of the completion of each month during the term of this Agreement. No other fees, benefits or perquisites shall be provided by the Company to the Consultant (except any separate fees or reimbursements Consultant may receive in his capacity as a Director of the Company). The Company shall, however, reimburse certain business expenses of Consultant in performing services for the Company as described in Section 4 below.
   (c) In the event that Consultant's responsibilities to the Company are expanded based on actual time commitment, then the scope of work and Consultant's compensation may be revised upward by mutual agreement.
Expenses.
The Company will reimburse the Executive for reasonable out-of-pocket business expenses, for travel and travel related meals and lodging, in the performance of his duties for the Company; provided that such expenses are incurred and accounted for in accordance with the reasonable policies and procedures established by the Company. Daily commutation and travel to and among the Company's facilities at Westbury, New
York, Robbinsville, New Jersey and Cranbury, New Jersey will not be reimbursed.
Indemnification. The Company hereby indemnifies the Consultant and his personal representatives, heirs, successors and assigns, and agrees to defend and hold them harmless, from and against any and all claims, demands, charges, liabilities, damages, losses, judgments, costs and expenses (including reasonable counsel fees and expenses) arising out of claims and liabilities of the Company, its subsidiaries or its affiliates or out of the fact that Consultant is or was a consultant of the Company, except that no such indemnification shall be applicable to any claims, demands, charges, liabilities, damages, losses, judgments, costs and expenses arising out of any action taken by the Consultant which is inimical to the interests of the Company, its subsidiaries or its affilaites or which constitutes negligence or bad faith, or where Consultant obtained a financial advantage to which he was not entitled, or in circumstances where the Company is prohibited by applicable law from providing such indemnification. With respect to any claim of negligence or bad faith by Consultant, the Company shall provide indemnification for the costs of the defense of the claim or an appeal from a judgment relating to such claim, but the indemnification would not cover a final adverse judgment not subject to further appeal. Independent Contractor. Notwithstanding any provision herein to the contrary, the Consultant shall pay all of his own taxes with respect to any payments made by the Company to the Consultant pursuant to this Agreement, including, without limitation, the Consulting Fee. The parties hereto acknowledge and agree that the Company shall have no obligation to withhold any amounts from any payments made or payable to the Consultant for tax purposes. Except as otherwise expressly provided in this Agreement, Consultant shall not be entitled to, and shall not receive, any other benefits of employment, including, without limitation, disability insurance, worker's compensation, or any other benefits incidental to any employee-employer relationship, it being the intention and agreement of the parties hereto that the Consultant's relationship to the Company be that of an independent contractor. Furthermore, this Agreement shall not be construed to create between the Company and the Consultant the relationship of principal or agent, joint venturers, co-partners or employer and employee, the existence of which is hereby expressly denied by the Company and the Consultant. The
Consultant shall not be an agent of the Company for any purposes whatsoever and the Consultant shall not have any right or authority to bind the Company or create any obligations, express or implied, on behalf of or in the name of the Company.
Company Ownership of Proprietary Rights; Non-Disclosure; Non-Competition. The Consultant recognizes and agrees that the Company, including its subsidiaries and divisions is engaged in the business of designing, developing, merchandising, manufacturing and marketing the Products, and that the success of the Company is dependent on the preservation, maintenance, and protection of all proprietary rights of the Company, and in consideration of the payments to be made by the Company to the Consultant under this Agreement, and as a material inducement for the Company to enter into this Agreement, the Consultant agrees as follows:
All kitchenware, bakeware, pantryware, cutlery, kitchen gadgets or related products which are acquired, licensed, developed, designed, manufactured, merchandized, sold, marketed, distributed and/or maintained or supported by the Company or for which the Company has or will have acquired or licensed the proprietary rights, are referred to as the "Proprietary Products" and shall include, without limitation, any such Proprietary Products of the Company developed, designed, merchandized, manufactured and marketed with the assistance of Consultant pursuant to the terms of this Agreement.
Consultant shall retain in strict confidence and not disclose (except in furtherance of the business purposes of the Company) all proprietary and confidential information relating to the Company's business and technology in the research, development, design, manufacture, sale, distribution, marketing, maintenance, support, licensing and merchandizing of kitchenware, bakeware, pantryware, cutlery, kitchen gadgets or related products and packaging therefor (including without limitation, the Proprietary Products) and the development and exploitation of proprietary rights relating thereto, including without limitation, product and packaging design and development plans and results, trade styles, designs, patents, design patents, inventions, processes, concepts, software, data bases, trade secrets, technology, know-how, inventions, product information, product availability, sourcing, manufacturing and distribution methods and channels, pricing information, customer and supplier lists, financial information, business and marketing plans of the Company, whether or not any of the foregoing are patentable or copyrightable.
The Company shall have the exclusive rights to all copyrights, trademarks, tradenames, brand names, corporate names, d/b/a's, URL and domain names, service names, service marks, logos, patents, designs, inventions and other proprietary rights relating to the Proprietary Products. Any developments relating to the Company's Products or technology or the Proprietary
Products of the Company, including designs and inventions, in which the Consultant has participated shall be considered works-for-hire for the Company, which shall have the exclusive rights thereto; and the Consultant shall sign and deliver to the Company any instruments necessary to effect the assignment of such rights to the Company and for the Company to obtain proprietary rights in connection therewith.
Consultant agrees that during the term of this Agreement and for a period of one (1) year after the termination or expiration thereof, he will consult in the fields of kitchenware, bakeware, pantryware, cutlery, kitchen gadgets or related products exclusively for the Company and he will not directly or indirectly (whether as an employee, consultant, sales representative, owner, licensor, licensee or otherwise) engage in or perform services for any other business relating to the marketing, sale, distribution, maintenance, development, design, enhancement, support, licensing or merchandising of kitchenware, bakeware, pantryware, cutlery, kitchen gadgets or related products. Although Consultant, during such period, is not restricted from engaging in or performing services for other businesses not engaged in kitchenware, bakeware, pantryware, cutlery, kitchen gadgets or related products, Consultant may not use or disclose any confidential or proprietary information or proprietary rights of the Company.
   (d) During the term of this Agreement and for a period of one (1) year after termination or expiration of the term of this Agreement, Consultant shall not directly or indirectly for his own account or the benefit of others solicit, hire or retain any employee of the Company or persuade or entice any employee of the Company to leave the employ of the Company.
The Consultant acknowledges that the Company would be irreparably injured by any violation by the Consultant of Section 7 of this Agreement, that damages at law would be inadequate, and that the Company shall be entitled to obtain an injunction in any court of competent jurisdiction to restrain any such violation without the need to post a bond or prove special damages.
Breach of Agreement by the Consultant. The Company may terminate the term of this Agreement by written notice if the Consultant has breached any of the provisions of this Agreement and such breach is not fully cured by the Consultant within thirty (30) days of written notice from the Company to the Consultant of the circumstances of such breach.
     Upon such early termination of this Agreement, the Company shall have no further obligation to make any payments to the Consultant whatsoever, and there shall be no pro rata or partial payment for any partially completed monthly period of services.

No Conflicting Agreements. The Consultant represents he is not a party to any other agreement or arrangement which would conflict with or interfere with the terms and conditions of this Agreement.
Death or Disability of the Consultant. In the event of the death of the Consultant the term of this Agreement shall terminate and the Company shall pay the Consulting Fees earned through the date of death to Consultant's estate or personal representatives, as applicable. Consultant hereby acknowledges the unique and personal nature of the services to be rendered by him pursuant to this Agreement and for which the Company has engaged him and the Consultant hereby agrees that in the event he becomes and remains disabled for a continuous period of three (3) months, such disability to be determined in the Company's sole and absolute discretion, this Agreement shall terminate and the Company shall pay the Consulting Fees earned through the date of termination to Consultant.
Benefit and Assignment. This Agreement shall inure to the benefit of and shall be binding upon the respective heirs, personal representatives, successors and assigns of the Consultant and the Company, including any Company or entity succeeding to the business and assets of the Company by reason of any merger, consolidation or sale of substantially all of its assets. The Consultant may not assign any of his rights or delegate any of his duties or obligations under this Agreement without the approval of the Company in each instance.
Governing Law; Consent to Jurisdiction. The provisions of this Agreement shall be governed by and construed in accordance with the law of the State of New York applicable to agreements made and to be performed in New York and cannot be changed or terminated orally. Each party hereto, for itself and their respective successors and assigns, hereby consents to personal jurisdiction over it or them in the courts of the State of New York, and in any federal court located in the State of New York, in connection with any action, suit or proceeding arising out of or relating in any way to this Agreement. Each party hereto, for itself and its respective successors and assigns, agrees that personal service of process upon it or them may be made in any manner permitted by the laws of the State of New York and hereby agrees that service will be deemed sufficient over it or them if service is made by registered or certified mail to the addresses set forth above. The Consultant for himself and his respective successors, assigns, heirs and representatives agrees that no action, suit or proceeding of any kind may be brought, and no claim may be asserted (whether by counterclaim, cross-claim or otherwise) by him against the Company with respect to any matter arising from, relating to or in connection with this Agreement except in the federal and state courts located in the State of New York.
Notices. Any notice request, demand or consent required or permitted to be given hereunder shall be given in writing to the recipient at the address set forth above.
No Waiver. The waiver by any party of any breach or default of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach. If any provision of this Agreement is invalid or unenforceable, the remaining provisions shall continue in effect.
Headings. The headings used in this Agreement are intended only for convenience and do not constitute part of the text of this Agreement and shall not be used in the interpretation of this Agreement or any of its provisions.
Enforceability. If any provision of this Agreement shall be invalid or unenforceable, in whole or in part, or as to any jurisdiction, such provision shall be deemed to be modified or restricted to the extent and in the manner necessary to render the same valid and enforceable, or shall be deemed excised from this Agreement, as the case may require, and this Agreement shall be construed and enforced to the maximum extent permitted by law as if such provision had been originally incorporated herein as so modified or restricted, or as if such provision had not been originally incorporated herein, as the case may be.
     IN WITNESS WHEREOF, the Consultant and the Company have executed this Agreement as of the day and year first above written.



                              LIFETIME HOAN CORPORATION



                              By:
                                Jeffrey Siegel
                                President and Chief Executive
                                       Officer



                                RONALD SHIFTAN, Individually




                          EXHIBIT 99.1


Certification by the Chief Executive Officer and Chief Financial
                             Officer
  Relating to a Periodic Report Containing Financial Statements



        I, Jeffrey Siegel, Chief Executive Officer, and I, Robert
McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a
Delaware corporation (the "Company"), each hereby certifies that:


   (1) The Company's periodic report on Form 10-Q for the period ended September 30, 2002 (the "Form 10-Q") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and
   (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                      /s/ Robert McNally
     Jeffrey Siegel                          Robert McNally
     Chief Executive Officer                 Chief Financial Officer
     Date:  November 11, 2002                Date: November 11, 2002