Form 10-K
period 2002-12-31
LIFETIME HOAN CORP
filed 2003-03-28
CIK 874396

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [No Fee Required]
       For the fiscal year ended December 31, 2002
                           or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
 [No Fee Required]

For the transition period from             to

Commission file number 1-19254
                Lifetime Hoan Corporation
 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

11-2682486
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

    Indicate by check mark whether the registrant  is  an
    accelerated  filer (as defined by Rule 12b-2  of  the
    Act).
    Yes     No  X

    The aggregate market value of 6,071,000 shares of the
    voting stock held by non-affiliates of the registrant
    as  of  June  30, 2002 was approximately $43,286,000.
    Directors,  executive officers, and trusts controlled
    by said individuals are considered affiliates for the
    purpose   of   this  calculation,  and   should   not
    necessarily be considered affiliates for any other purpose.

    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 2003 was 10,560,704.

           DOCUMENTS INCORPORATED BY REFERENCE
    See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the
    Exhibit Index hereto.


                LIFETIME HOAN CORPORATION

                        FORM 10-K

                    TABLE OF CONTENTS



PART I
1.  Business                                             3
2.  Properties                                           11
3.  Legal Proceedings                                    11
4.  Submission of Matters to a Vote of Security Holders  11

PART II
5.  Market for the Registrant's Common Stock and Related
    Stockholder Matters                                  12
6.  Selected Financial Data                              13
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                  14
7A. Quantitative and Qualitative Disclosures about
    Market Risk                                          18
8.  Financial Statements and Supplementary Data          19
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                  19

PART III
10. Directors and Executive Officers of the Registrant   20
11. Executive Compensation                               21
12. Security Ownership of Certain Beneficial Owners and
    Management and Related Stockholder Matters           21
13. Certain Relationships and Related Transactions       21
14. Controls and Procedures                              21

PART IV
15. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K                                  22
Exhibit Index                                            22
Index to Financial Statements and Financial Statement
Schedule                                                 F-1


Signatures


Certifications


PART I


ITEM 1. BUSINESS


General

Forward  Looking Statements:  This Annual Report on  Form
10-K  contains certain forward-looking statements  within
the  meaning  of  the  "safe harbor"  provisions  of  the
Private   Securities  Litigation  Reform  Act  of   1995,
including  statements concerning the Company's  products,
results  of  operations  and prospects.   These  forward-
looking   statements  involve  risks  and  uncertainties,
including risks relating to general economic and business
conditions,  as  well  as  changes  which  could   affect
customer payment practices or consumer spending; industry
trends;  the loss of major customers; changes  in  demand
for the Company's products; the timing of orders received
from  customers; cost and availability of raw  materials;
increases  in  costs  relating  to  the  manufacture  and
transportation of products; dependence on foreign sources
of  supply  and foreign manufacturing; and  the  seasonal
nature  of  the  business as detailed elsewhere  in  this
Annual  Report on Form 10-K and from time to time in  the
Company's other filings with the Securities and  Exchange
Commission.   Such statements are based  on  management's
current  expectations  and are subject  to  a  number  of
factors  and  uncertainties  which  could  cause   actual
results to differ materially from those described in the forward-looking statements.

The Company is required to file its annual reports on Forms 10-K and quarterly reports on Forms 10-Q, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the
"SEC"). The public may read and copy any materials which we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Such information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-
0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company's electronic filings with the SEC at http://www.sec.gov. The Company also maintains a website at http://www.lifetime.hoan.com where users can access the Company's electronic filings free of charge.

Lifetime   Hoan   Corporation   designs,   markets    and
distributes  a broad range of household cutlery,  kitchen
tools   and  gadgets,  cutting  boards,  pantryware   and
bakeware products. The Company has developed a strong consumer franchise by promoting and marketing innovative products under both owned and licensed trade names. Owned trade names include Hoffritz(R), Roshco(R), Baker's Advantage(R), Kamenstein(R), Casa Moda(TM), Hoan(R), Tristar(R) and Old Homestead(R). Licensed trade names include Farberware(R), KitchenAid(R), Cuisinart(R) and various names under license from The Pillsbury Company. The Farberware(R) trade name is used pursuant to a 200 year royalty-free license. As used herein, unless the context requires otherwise, the terms "Company" and "Lifetime" mean Lifetime Hoan Corporation and its subsidiaries.

Sales growth is stimulated by expanding product offerings
and  penetrating  various channels of distribution,  both
domestically and to a lesser extent internationally.   In
addition, the Company has entered into the following acquisitions and agreements since 1995:

Hoffritz(R)

In 1995, the Company acquired  the  Hoffritz(R)trademarks
and brand name. The Company uses the  name  on
various  products  including cutlery, scissors,  personal
care  implements,  kitchen tools, bakeware,  barware  and
barbecue accessories. The Company believes that Hoffritz(R)
is  a  well-known,  respected  name  with  a  history  of
quality.  The acquisition of the brand name  has  enabled
the  Company to sell products at higher price points than
the  rest of the Company's products. Since acquiring  the
brand  name,  the Company has continuously  designed  and
developed  new  items  each  year  and  currently   sells
approximately 600 types of items under the Hoffritz brand
name.   The  Company  markets  these  products  primarily
through major department stores and high end specialty stores nationwide.

Farberware(R)

In 1996, the Company entered into an agreement  to
acquire    certain    assets    of    Farberware,    Inc.
("Farberware").  Under  the  terms  of  the   acquisition
agreement  the Company acquired a 200 year, royalty-free,
exclusive right to use the Farberware(R) name in connection
with  the  product  lines covered by  its  then  existing
license   agreements,  which  included  kitchen   cutlery
products (excluding flatware) and kitchen tools such as spatulas, barbecue forks and kitchen "gadgets" (but excluding appliances), plus certain limited additional products. The Company also acquired 50 Farberware retail outlet stores as part of the acquisition agreement. In addition, rights to license the Farberware(R) name for use by third parties in certain product categories are held by a joint venture, owned equally by the Company and Farberware Licensing Corporation.


Meyer Agreement

In 1997, the Company entered into an agreement with Meyer
Corporation,  regarding the operation  of  the  Company's
Farberware(R)  retail  outlet  stores.   Pursuant  to the
agreement,  the Company continues to own and operate  the
Farberware(R) retail  outlet  stores,  which  the Company
acquired  in  1996, and Meyer Corporation,  the  licensed
manufacturer  of  Farberware(R) branded cookware products,
assumes  responsibility  for merchandising  and  stocking
cookware  products  in  the  stores.   Meyer  Corporation
receives all revenue from sales of Farberware(R) cookware,
currently  occupies 50% of the space in  each  store  and
reimburses the Company for 50% of the operating  expenses
of  the  stores.   In  fiscal years 2000  and  2001,  the
Company  and Meyer Corporation each occupied 40%  of  the
space   in  the  outlet  stores,  as  Salton,  Inc.   was
responsible  for  the  other  20%  of  the  space.    See
paragraph below entitled "Salton Agreement".


Roshco Acquisition

In 1998,  the  Company  acquired  all  of   the
outstanding  common stock of Roshco, Inc.  ("Roshco"),  a
privately-held   bakeware  and  baking-related   products
distributor,   located  in  Chicago,  Illinois.    Roshco
markets  its  bakeware and baking-related products  under
the Roshco(R) and Baker's Advantage(R) trade  names.  The
purchase  price consisted of an initial cash  payment  of
$5.0  million  and  notes payable of  $1.5  million.  The
Company  paid off these notes with $500,000  payments  in
each  of  2001,  2000  and 1999.  The  Company  was  also
obligated to make additional payments based on the annual
sales volume for bakeware and baking-related products for
a period of two years. In 1999 and 2000, the Company paid
approximately  $416,000  and $543,000,  respectively,  to
fulfill  its  obligation  to  make  any  such  additional
payments.   The Company also assumed bank  debt  of  $2.6
million that was paid on the acquisition date.


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

KitchenAid Agreement

On October 16, 2000, the Company entered into a licensing
agreement  with KitchenAid, a division of  the  Whirlpool
Corporation.   This  agreement  allows  the  Company   to
design,  manufacture  and market an  extensive  range  of
kitchen utensils, barbecue items, and pantryware products
under  the KitchenAid(R) brand name.  On January 1, 2002,
the   licensing   agreement  between  the   Company   and
KitchenAid,  was amended, expanding the covered  products
to   include   bakeware  and  baking  related   products.
Shipments of products under the KitchenAid(R) name began in the second quarter of 2001.

Cuisinart Agreement

On March 19, 2002, the Company entered into a licensing agreement with Conair Corporation. This agreement allows the Company to design, manufacture and market a wide variety of kitchen cutlery products under the Cuisinart(R) brand name. Shipments of products under the Cuisinart(R) name began in the fourth quarter of 2002.

Salton Agreement

In  January  2000, the Company entered into an  agreement
with Salton Inc. regarding the operation of the Company's
Farberware(R) retail  outlet  stores.  Pursuant  to   the
agreement,  the Company continued to own and operate  the
Farberware(R) retail outlet  stores, which  the   Company
acquired   in   1996,  and  Salton  Inc.,  the   licensed
manufacturer of Farberware(R) branded  electric  products,
assumed  responsibility  for merchandising  and  stocking
electric products in the stores. Salton Inc. received all
revenue  from  sales  of  Farberware(R) electric products,
occupied  20%  of the space in each store and  reimbursed
the   Company   for   20%  of  the   operating   expenses
attributable to the stores. Salton, Inc. terminated the agreement effective December 31, 2001. Effective January
1, 2002, a new agreement was entered into under which the additional 20% of space in each store is co-managed by the Company and Meyer.

Prestige Acquisition and Disposition

In  September  1999,  the Company  acquired  51%  of  the
capital  stock  of  Prestige  Italiana,  Spa.  ("Prestige
Italy")   and  Prestige  Haushaltswaren  GmbH  ("Prestige
Germany"  and together with Prestige Italy, the "Prestige
Companies")  for  approximately  $1.3  million  in  cash.
Effective  September  27,  2002,  the  Company  sold  its
interest in Prestige Italiana, Spa and, together with its
minority    interest   shareholder,    caused    Prestige
Haushaltswaren  GmbH  to sell all of its receivables  and
inventory  to  a European housewares distributor.   As  a
result the Company received approximately $1.0 million in
cash.    The sale resulted in a net loss of approximately
$811,000  which  included the write-off  of  goodwill  of
approximately  $540,000.  For 2000, 2001  and  2002,  the
Company  has  reclassified its  financial  statements  to
classify  the  operations of the  Prestige  Companies  as
discontinued   operations.

The Prestige Companies marketed and distributed kitchen tools, gadgets, cutlery and bakeware under the Prestige(R) trade name in Italy and Germany.

Products

The Company designs, markets and distributes a broad range of household cutlery, kitchenware, cutting boards, pantryware and bakeware, marketing its products under various trade names including Farberware(R), KitchenAid(R), Cuisinart(R), Hoffritz(R), Kamenstein(R), Hoan(R) and Baker's Advantage(R).

Cutlery

The Company markets and distributes household cutlery under a variety of trade names including Farberware(R), Cuisinart(R), Hoffritz(R) and Tristar(R). Cutlery is sold individually, in blister packages, boxed sets and in sets fitted into wooden counter blocks, resin carousels and stainless carousels.


Kitchen Tools and Gadgets

The  Company  sells over 4,000 kitchen tools  and  gadget
items  under various trade names including  Farberware(R),
Hoffritz(R), KitchenAid(R), Hoan(R) and Smart Choice.  The
kitchenware  items  are  manufactured  to  the  Company's
specifications   outside  the  United  States   and   are
generally  shipped  fully  assembled.   These  items  are
typically packaged on a card, which can be mounted for sale on racks at the retailers' premises for maximum display visibility. Products include the following:

Kitchen Tools and Gadgets

Food preparation and serving tools such as metal, plastic and wooden spoons, spatulas, serving forks, graters, strainers, ladles, shears, vegetable and fruit knives, juicers, pizza cutters, pie servers, and slicers.

Barbecue accessories, in sets and individual pieces, featuring such items as spatulas, tongs, forks, skewers, hamburger and fish grills, brushes, corn holders, food umbrellas, and nut and lobster crackers.


Impulse Purchase Products

J-Hook   and   Clip  Strip  merchandising   systems   are
distributed  by the Company to create additional  selling
space  for  this line in stores. The line consists  of  a
variety  of  quality, novelty items designed  to  trigger
impulse   buying.   This   line   is   targeted   towards
supermarkets and mass merchants.


Cutting Boards
The Company designs and markets a full range of cutting boards made of polyethylene, wood, glass and acrylic.
These products are distributed under several trade names including Farberware(R), KitchenAid(R) and Hoffritz(R). All cutting boards are imported. Boards are also packaged with cutlery items and kitchen gadgets.

Bakeware
The Company designs, markets and distributes a variety of
bakeware  and baking related products.  Trade names  that
these  products   are  sold  under  include   Hoffritz(R),
KitchenAid(R), Baker's Advantage(R), Roshco(R) and under a license from Pillsbury, one of America's best known brands of baking accessories, on such items as pastry brushes, spatulas, whisks, spoon and cup sets, cookie cutters, mixing spoons and magnets.

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

Pantryware
In September 2000 with the acquisition of Kamenstein, the
Company   began   to   design,  market   and   distribute
pantryware, teakettles, spice racks and home organization
accessories.   Products are distributed under  the  trade
names Kamenstein(R), MKI(R), Farberware(R), Norman Rockwell(R), Gracie Knight(R), Warren Kimble(R) and Debbie Mumm(R).

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

New Products

The  Company  has  a  design and  development  department
consisting  of  24  employees who  create  new  products,
packaging  and merchandising concepts. In excess  of  600
items were developed or remodeled in 2002, including the following:

KitchenAid:   Expansion  of over  80  new  items  in  the
Company's  premium line of culinary tools,  gadgets,  and
cutting  boards.   Most significantly  were  the  digital
timer,   multi-chopper,  multi-slicer,   rotary   grater,
silicone   cookware   "grabbers",   innovative   patented
silicone spatulas, full line of barbecue equipment, a wide array of gift sets at key price points, and a full assortment of cutting boards with non-slip corners.

Cutlery  and Cutting Boards:  Introduction of 3 lines  of
Cuisinart(R)  branded   cutlery,  an  Ultra-Edge   series,
featuring  the  finest quality cutlery  steel  available,
with  a unique handle design.  Combined, the lines  offer
over  70 items of open stock, wood presentation box  gift
sets,  and knife block sets.  Continued expansion of  the
Farberware(R) brand to include the 200CX line of stainless
and  the Contour series with a wire and wood block,  plus
carving  sets  and  steak sets in wood presentation  gift
boxes.  Also a new Eurostar line that includes open stock
and  cutlery  carousels, new black  and  stainless  steel
carousel  designs for many lines, 6-piece  cutting  board
and  cutlery  sets in both Farberware(R) Professional and
Farberware(R) Pro Stainless, Tristar(R) 15-piece  and  21-
piece block sets, 23-piece sets in Farberware(R) Pro Forged
and Farberware(R) Pro Stainless, and steak and carving sets
in  pine storage cases in Farberware(R) Pro Forged.   Also,
the introduction of Polypropylene cutting boards with non-slip corners as well as glass cutting boards with non-slip corners.

Gadgets:   Completion  of  the  entire  redesign  of  all
Farberware(R) lines, as well as, the introduction of 25 new items in Farberware(R) Professional, and a new line of over 20 items of Farberware(R) Soft Handle.

Bakeware:   Introduction of 18 items of premium  quality,
heavy    duty  KitchenAid(R)   bakeware,   featuring    a
revolutionary patented "Slider" cookie sheet in 3 sizes and Create `N Present baking pans. Expansion of Roshco(R)
ceramic  bakeware,  including  large  piece-count   sets,
Roshco(R) glass-bottom springform pan, Roshco(R) fondues and roasters, and many specialty items such as shaped fluted tube pans and copper cookie cutter sets.

Kamenstein:   2  new  lines of wood  pantryware  in  both
natural  and black wood finishes, new line of  Soho-style
pantryware,   expansion   of   the   Chromeworks    line,
introduction   of  "Scribe",  a  wire   based   line   of
pantryware, 2 new Noveltea(R) teakettles, the American as Apple Pie series, 2 new lines, Savannah and Fruit, under the Cheri Blum(R) license, a new Debbie Mumm(R) collection of Lavender Tea Garden, and 3 collections of Pfaltzgraff branded pantry ware, French Quarter, Naturewood, and
Orleans.   In all, over 100 new products were  introduced
in Kamenstein in 2002.

Casa  Moda(TM):  Creation of a  new  division  that  will
encompass  barware,  serveware,  and  entertaining.   The
first offerings will be a line of barware in 6 colors to include such items as ice buckets, cocktail shakers and wine coolers, as well as, innovative stainless steel ice buckets and bar and wine accessories like wine racks and corkscrews. There will also be a full array of hostess and serving items, such as cheese boards, chip and dip sets, serving trays, and drinkware, using combinations of wood, ceramic, marble, glass, and steel.

Sources of Supply

The  Company  sources its products from approximately  48
manufacturers located primarily in the People's  Republic
of  China, and to a smaller extent in the United  States,
Thailand,  Malaysia,  Indonesia, Taiwan,  and  Italy.   A
majority  of  the  Company's cutlery was  purchased  from
three  suppliers in 2002 who accounted for 58%, 20%,  and
10%  of the total purchases, respectively, and from  five
suppliers  in 2001 who accounted for 28%, 21%,  14%,  11%
and 10% of the total purchases, respectively.  A majority
of  the  Company's  pantryware was purchased  from  three
suppliers in 2002 that accounted for 37%, 19%, and 13% of
the   total   purchases,  respectively,  and  from   four
suppliers in 2001 that accounted for 23%, 19%,  17%,  and
16%   of   the   total   purchases,   respectively.    An
interruption of supply from any of these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis. However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

The Company's policy is to maintain several months supply
of   inventory  and,  accordingly,  it  orders   products
substantially in advance of anticipated time of  sale  to
its  customers. While the Company does not have any long-
term  formal  arrangements with any of its suppliers,  in
certain  instances,  particularly in the  manufacture  of
cutlery, the Company places firm commitments for products
several months in advance of receipt of firm orders  from
customers.    Lifetime's    arrangements    with     most
manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of each order.
All purchase orders are in United States dollars.

Marketing

The  Company  markets its product lines directly  through
its  own sales force and through a network of independent
sales  representatives.  The Company's products are  sold
primarily  in  the  United States  to  approximately  800
customers including national retailers, department  store
chains,   mass  merchant  retail  and  discount   stores,
supermarket  chains,  warehouse clubs,  direct  marketing
companies and specialty chains and through other channels
of  distribution.  During the years  ended  December  31,
2002, 2001 and 2000, Wal-Mart Stores, Inc. accounted  for
approximately   20%,   18%  and   12%   of   net   sales,
respectively.   No other customer accounted  for  10%  or
more of the Company's net sales during 2002, 2001 and 2000.

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

Patents and Trademarks

The Company uses a number of owned trademarks, primarily Hoffritz(R), Baker's Advantage(R), Roshco(R), Kamenstein(R), Tristar(R) and Hoan(R), as well as Farberware(R) which is licensed under a 200 year royalty-free agreement, which the Company considers significant to its competitive position. Some of these trademarks are registered in the United States and others have become distinctive marks as to which the Company has acquired common law rights. The Company also has licensed trademarks from The Pillsbury Company, KitchenAid which is a division of the Whirlpool Corporation and Cuisinart which is a division of Conair Corporation, which the Company uses in its business. The Company also owns several design and utility patents expiring from 2003 to 2017 on the overall design of some of its products. The Company also acquired patents, trademarks and copyrights as part of the Hoffritz(R), Roshco and Kamenstein acquisitions that expire from 2003 to 2022. The Company believes that the expiration of any of its patents would not have a material adverse effect on its business.

Seasonality

Although  the  Company sells its products throughout  the
year,  the Company has traditionally had higher net sales
during  its  third  and fourth quarters.   The  following
table  sets forth the quarterly net sales from continuing
operations  for the years ended December 31,  2002,  2001
and 2000:

                Net Sales (in thousands)

            1st      2nd       3rd       4th
          Quarter  Quarter   Quarter   Quarter
2002      $24,200  $27,300   $32,200   $47,500
2001       28,600   25,700    34,400    46,400
2000       25,500   23,200    31,800    40,600

Backlog

The Company receives projections on a seasonal basis from its principal customers; however, firm purchase orders are most frequently placed on an as needed basis. The
Company's experience has been that while there may be some modifications of customers' projections, the Company is able, with some degree of certainty, to predict its product needs.

The  Company's backlog at December 31, 2002 and 2001  was
$7,555,000  and  $8,368,000, respectively.   The  Company
expects  to  fill  the  2002 backlog  during  2003.   The
Company does not believe that backlog is indicative of its future results of operations or prospects. Although the Company seeks commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

Employees

As  of December 31, 2002,  Lifetime  had  657 full-time
employees,  of  whom  5  were employed  in  an  executive
capacity,  80  in  sales, marketing,  design  or  product
development, 63 in financial, administrative or  clerical
capacities,  249 in warehouse or distribution  capacities
and  260   were  outlet  store personnel.   None  of  the
Company's employees are represented by a labor union. The
Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The following table describes the facilities at which the Company operates its business:

                               Approximate  Owned    Lease
Description/Use of                Square     or    Expiration
     Property        Location    Footage   Leased    Date

Corporate           Westbury,
headquarters and    New York       47,000   Owned     N/A
outlet store

Warehouse and       Robbinsville,
distribution        New Jersey    550,000   Leased   7/9/16
facility

Warehouse and       Cranbury,
distribution        New Jersey    152,000   Leased  6/30/04
facility

                    Bentonville,
Showroom            Arkansas        1,000   Leased  3/31/04

                    Chicago,
Sales office        Illinois        1,000   Leased  12/31/03

                    Tsim Sha Tsui,
Showroom/Office     Hong Kong       2,541   Leased  11/30/03

Kamenstein          Elmsford,
corporate           New York        7,000   Leased   1/31/04
headquarters

Kamenstein          Winchendon,
warehouse and       Massachusetts 169,000   Owned      N/A
distribution
facility

In addition to the properties listed above, the Company's
Outlet Store subsidiary leases approximately 58 stores in
retail outlet centers located in 24 states throughout the
United  States.  The square footage of the  stores  range
from  approximately  2,000 square feet  to  5,500  square
feet.   The  terms of these leases range  from  month-to-
month to five years with expiration dates beginning in January 2003 and extending through April 2008.


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


PART II

ITEM  5.  MARKET  FOR THE REGISTRANT'S COMMON  STOCK  AND
RELATED STOCKHOLDER MATTERS

The  Company's  Common Stock is traded under  the  symbol
"LCUT" on The Nasdaq National Market ("Nasdaq") and has been since its initial public offering in June 1991. The
Board of Directors of the Company has authorized a repurchase of up to 3,000,000 of its outstanding shares of common stock in the open market. Through December 31, 2002, a total of 2,128,000 shares of common stock had been repurchased and retired at a cost of approximately
$15,235,000.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by Nasdaq.

                        2002            2001
                    High     Low    High    Low

  First Quarter      $7.20   $5.70  $7.50   $4.50

  Second Quarter     $7.21   $6.29  $7.35   $4.03

  Third Quarter      $7.19   $4.26  $7.70   $5.76

  Fourth Quarter     $5.55   $4.65  $6.41   $5.01

At December 31, 2002, the Company estimates that there were approximately 700 beneficial holders of the Common
Stock of the Company.

The Company is authorized to issue 2,000,000 shares of Series B Preferred Stock, none of which is outstanding.

The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its Common Stock in each of 2002 and 2001. The
Board of Directors currently intends to continue to pay quarterly cash dividends of $0.0625 per share of Common
Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividends at any time.

The following table summarizes the Company's equity compensation plans as of December 31, 2002:

Plan category   Number of      Weighted       Number of
              securities to     average      securities
                be issued      exercise       remaining
              upon exercise    price of     available for
                    of        outstanding      future
               outstanding      options       issuance
                 options
Equity
compensation
plans             919,291          $6.98       725,000
approved by
security
holders

Equity
compensation
plans not              --             --            --
approved by
security
holders
Total             919,291          $6.98       725,000

ITEM 6. SELECTED FINANCIAL DATA

The  selected consolidated income statement data for  the
years  ended  December 31, 2002, 2001 and 2000,  and  the
consolidated balance sheet data as of December  31,  2002
and  2001,  have been derived from the Company's  audited
consolidated  financial statements included elsewhere  in
this   Annual   Report   on  Form  10-K.   The   selected
consolidated  income statement data for the  years  ended
December 31, 1999 and 1998, and the selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

                                  (in thousands except per share data)
                                         Year Ended December 31,
                           2002      2001      2000      1999      1998
INCOME STATEMENT DATA:
Net sales                $131,219  $135,068  $121,124  $104,713  $116,746

Cost of sales              73,145    75,626    70,189    56,905    60,507
Distribution expenses      21,363    21,186    15,752    14,775    12,050
Selling, general and
administrative expenses    29,815    31,278    27,685    26,282    23,256
Income from operations      6,896     6,978     7,498     6,751    20,933
Interest expense            1,004     1,015       730       255       203
Other income, net            (66)      (98)      (82)     (294)     (200)
Income before income taxes  5,958     6,061     6,850     6,790    20,930
Income taxes                2,407     2,449     2,786     2,743     8,372
Income from continuing
operations                 $3,551    $3,612    $4,064    $4,047   $12,558
Basic earnings per common
share from continuing
operations                  $0.34     $0.34     $0.37     $0.32     $1.00
Weighted average shares -
basic                      10,516    10,492    10,995    12,572    12,570

Diluted earnings per common
share from continuing
operations                  $0.34     $0.34     $0.37     $0.32     $0.98
Weighted average shares -
diluted                    10,541    10,537    11,079    12,671    12,843

Cash dividends paid per
common share                $0.25     $0.25     $0.25     $0.25     $0.25



                                               December 31,
                                2002     2001     2000     1999     1998
BALANCE SHEET DATA:
Current assets                $64,661  $74,000  $72,092  $82,304  $72,265
Current liabilities            33,277   44,925   34,074   27,688   13,925
Working capital                31,384   29,075   38,018   54,616   58,340
Total assets                  111,586  123,370  112,119  116,384  105,072
Borrowings                     14,200   22,847   10,746    8,073        -
Stockholders' equity           78,309   78,061   77,517   87,808   91,147


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS
General
The  following  discussion should be read in  conjunction
with  the  consolidated  financial  statements  for   the
Company and notes thereto set forth in item 8.

Critical Accounting Policies and Estimates
Management's   Discussion  and  Analysis   of   Financial
Condition   and  Results  of  Operations  discusses   the
Company's  consolidated financial statements, which  have
been  prepared  in accordance with accounting  principles
generally  accepted in the United States. The preparation
of these financial statements requires management to make
estimates  and  assumptions  that  affect  the   reported
amounts  of assets and liabilities and the disclosure  of
contingent  assets and liabilities at  the  date  of  the
financial statements and the reported amounts of revenues
and  expenses during the reporting period. On an on-going
basis, management evaluates its estimates and judgements,
including those related to inventories. Management  bases
its estimates and judgements on historical experience and
on   various  other  factors  that  are  believed  to  be
reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Merchandise inventories, principally finished goods,  are
priced  by the lower of cost (first-in, first-out  basis)
or  market  method.   Reserves  for  excess  or  obsolete
inventory reflected in the Company's consolidated balance sheets at December 31, 2002 and 2001 are determined to be adequate by the Company's management; however, there can be no assurance that these reserves will prove to be adequate over time to provide for ultimate losses in connection with the Company's inventory. The Company's management periodically reviews and analyzes inventory reserves based on a number of factors including, but not limited to, future product demand of items and estimated profitability of merchandise.

Effective  January 1, 2002, the Company adopted Statement
of   Financial  Accounting  Standard  ("SFAS")  No.  141,
"Business  Combinations" and SFAS No. 142, "Goodwill  and
Other  Intangible  Assets". SFAS  No.  141  requires  all
business combinations initiated after June 30, 2001 to be
accounted for using the purchase method. Under  SFAS  No.
142, goodwill and intangible assets with indefinite lives
are  no  longer  amortized  but  are  reviewed  at  least
annually  for impairment.  In 2002, the Company completed
its  initial  assessment, as of January 1, 2002,  of  the
assets impacted by the adoption of SFAS No. 142, and  its
annual  assessment as of December 31, 2002.   Based  upon
such  reviews,  no  impairment to the carrying  value  of
goodwill   was   identified,  and  the   Company   ceased
amortizing goodwill effective January 1, 2002.

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                   Year Ended December 31,
                                 2002       2001         2000
 Net sales                       100.0 %    100.0 %      100.0 %
 Cost of sales                    55.7       56.0         57.9
 Distribution expenses            16.3       15.7         13.0
 Selling, general and
 administrative expenses          22.7       23.1         22.9
 Income from operations            5.3        5.2          6.2
 Interest expense                  0.8        0.8          0.6
 Other income, net                   -      (0.1)        (0.1)
 Income before income taxes        4.5        4.5          5.7
 Income taxes                      1.8        1.8          2.3
 Income from continuing
 operations                        2.7 %      2.7 %        3.4 %

2002 COMPARED TO 2001

Net Sales

Net  sales  in  2002 were $131.2 million, a  decrease  of
approximately $3.8 million, or 2.8% lower than 2001.  The
lower  sales volume was primarily the result of decreased
sales  in  the Kamenstein business due to lost  sales  to
customers  that  were no longer in business  in  2002  as
compared to 2001 and a major fall promotion that did  not
perform  as  projected.  Sales were  also  lower  in  the
Company's  traditional or core business as first  quarter
2002 shipments were negatively impacted by issues related
to   the  January  2002  startup  of  the  Company's  new
automated warehouse in Robbinsville, New Jersey, offset by increased sales in the Company's Farberware Outlet stores.


Cost of Sales

Cost of sales for 2002 was $73.1 million, a decrease of approximately $2.5 million, or 3.3% lower than 2001.
Cost of sales as a percentage of net sales decreased to 55.7% in 2002 from 56.0% in 2001, due primarily to higher gross margins generated by the Company's Kamenstein business, the result of better sourcing of products from suppliers and changes in product mix.


Distribution Expenses

Distribution  expenses were $21.4  million  for  2002  as
compared  to  $21.2  million for  2001.   These  expenses
included  relocation charges, duplicate  rent  and  other
costs  associated  with  the  Company's  move  into   its
Robbinsville,  New  Jersey warehouse amounting  to   $2.2
million  in  2002  and $2.9 million in  2001.   Excluding
these moving related costs, distribution expenses were 4.9% higher in 2002 as compared to 2001 due to higher depreciation expense related to capital expenditures for the new automated warehouse system and related equipment and higher freight out costs, partially offset by lower payroll costs.


Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  for  2002
were  $29.8 million, a decrease of $1.5 million, or 4.7%,
from   2001.   The  decrease  in  selling,  general   and
administrative expenses is primarily attributable to less bad debt expense and decreased selling costs on lower sales volume.

2001 COMPARED TO 2000


Net Sales

Net sales in 2001 were $135.1 million, an increase of approximately $13.9 million, or 11.5% higher than 2000.
The  sales increase was primarily attributable to the  M.
Kamenstein, Inc. business, acquired in September 2000, which contributed $21.6 million to net sales during the full year in 2001 as compared to $7.6 million for the last four months in 2000.


Cost of Sales

Cost of sales for 2001 was $75.6 million, an increase  of
approximately  $5.4 million, or 7.7%  higher  than  2000.
Cost  of sales as a percentage of net sales decreased  to
56.0%  from  57.9%.  The increase in cost  of  sales  was
primarily  the result of adding a full year of  sales  in
2001  for  the M. Kamenstein, Inc. business  acquired  in
September  2000  as compared to the last four  months  of
2000.   The  improvement  in the cost  of  sales-to-sales
relationship was attributed to higher cost  of  sales  in
2000,  which included the impact of a $4.0 million charge
due  to  an inventory shortfall revealed during the  2000
year-end physical inventory.


Distribution Expenses

Distribution  expenses were $21.2 million  for  2001,  or
34.5%  higher than 2000.  Distribution expenses  in  2001
included $2.9 million of relocation charges and duplicate
rent  and  other expenses associated with  the  Company's
move  into its new New Jersey warehouse.  Excluding these
moving  related  costs,  distribution  expenses  in  2001
increased  by  $2.5  million, or 15.8%  over  2000.   The
increased costs were primarily attributable to the added distribution expenses of the M. Kamenstein, Inc. business for an entire year in 2001 as compared to only four months in 2000 and higher fourth quarter warehouse operating expenses in the Company's traditional or core business.


Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  for  2001
were $31.3 million, an increase of $3.6 million, or 13.0%
over   2000.   The  increase  in  selling,  general   and
administrative expenses was primarily attributable to the
added selling, general and administrative expenses of the
M.  Kamenstein, Inc. business for an entire year in  2001
as compared to only four months in 2000 and higher operational payroll and payroll related expenses for the year 2001 as compared to 2000.


Interest Expense

Interest expense for 2001 was $1.0 million, an increase of $285,000 from 2000. This increase was attributable to a higher level of borrowings throughout 2001 under the Company's lines of credit, offset in part by lower rates of interest in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At  December  31,  2002, the Company had  cash  and  cash
equivalents  of $62,000, a decrease of $5.0 million  from
the  prior year, borrowings decreased from the prior year
by  $8.6  million to $14.2 million at December 31,  2002,
working  capital was $31.4 million, an increase of   $2.3
million from December 31, 2001, and the current ratio was
1.94  to  1.   The increase in working capital  primarily
resulted from an increase in merchandise inventories and a decrease in accounts payable and trade acceptances.

Cash  provided  by operating activities was approximately
$6.8  million, primarily resulting from net income before
depreciation,  amortization,  provisions  for  losses  on
accounts  receivable and other non-cash  charges,  offset
partially by net changes in other working capital  items.
Cash  used  in  investing  activities  was  approximately
$822,000, which was primarily the result of the  purchase
of fixed assets offset by cash received from the disposal
of  the  Prestige  Companies.   Cash  used  in  financing
activities was approximately $11.0 million, primarily resulting from the payment of short term borrowings and cash dividends paid.

Capital expenditures were $1.8 million in 2002 and  $13.3
million in 2001. Approximately $11.4 million of the 2001 capital expenditures were for equipment and leasehold improvements for the Company's new warehouse facility in New Jersey. Total planned capital expenditures for 2003 are estimated at $2.0 million. These expenditures are expected to be funded from current operations, cash and cash equivalents and, if necessary, borrowings under the revolving credit agreement.

As of December 31, 2002, the Company's contractual obligations were as follows (in thousands of dollars):

                           Payments Due by Period
Contractual                Less                       More
Obligations               than 1     1-3     3-5      Than
                 Total     Year     Years   Years    5 Years
Operating
Leases          $41,740   $5,464    $6,883  $5,578   $23,815
Royalty
License
Agreements        5,779    1,547     3,557     675        --
Employment
Agreements        3,025      950     2,075      --        --
Totals          $50,544   $7,961   $12,515  $6,253   $23,815


The  Company  has  a  $40  million  three-year,  secured,
reducing  revolving  credit facility under  an  agreement
(the  "Agreement") with a group of banks.  The  Agreement
is  secured  by  all  of the assets of  the  Company  and
reduces  to $35 million at December 31, 2003 and  through
the maturity date.  Under the terms of the Agreement, the
Company   is   required  to  satisfy  certain   financial
covenants, including limitations on indebtedness and sale
of  assets; a minimum fixed charge ratio; and  net  worth
maintenance.    Borrowings  under  the   Agreement   have
different interest rate options that are based on  either
an alternate base rate, LIBOR rate, or a lender's cost of
funds rate. As of December 31, 2002, the Company had $2.5
million  of  letters  of  credit  and  trade  acceptances
outstanding  and  $14.2 million of borrowings  under
the  Agreement  and, as a result, the availability  under
the  Agreement  was  $23.3 million.   Interest  rates  on
borrowings at December 31, 2002 ranged from 4.125% to 4.75%.

Products are sold to retailers primarily on 30-day credit
terms,  and  to  distributors primarily on 60-day  credit
terms.  As  of  December 31, 2002,  the  Company  had  an
aggregate   of   $2.1  million  of  accounts   receivable
outstanding in excess of 60 days or approximately 7.7% of gross receivables, and had inventory of $41.3 million.

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

Item  7A. Quantitative and Qualitative Disclosures  About
Market Risk

Market  risk represents the risk of loss that may  impact
the   consolidated   financial   position,   results   of
operations or cash flows of the Company.  The Company  is
exposed  to  market  risk  associated  with  changes   in
interest  rates.  The Company's revolving credit facility
bears  interest  at  variable rates and,  therefore,  the
Company is subject to increases and decreases in interest
expense   on  its  variable  rate  debt  resulting   from
fluctuations  in  interest rates.   There  have  been  no
changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the year ended December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for year ended December 31, 2002 are included herein commencing on page F-1.

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

                                 Three Months Ended
                      (in thousands, except per share data)
                            3/31     6/30     9/30     12/31

2002

Net sales                  $24,188  $27,281  $32,235  $47,515
Cost of sales               13,126   14,462   17,612   27,945
(Loss) income from
continuing operations      (1,080)      616    1,227    2,788
Loss from discontinued
operations, net of tax       (117)    (227)    (151)        -
Loss on disposal, net of
tax benefit                      -        -    (534)    (277)
Net (loss) income          (1,197)      389      542    2,511
Basic and diluted (loss)
earnings per common share
from continuing operations ($0.10)    $0.06    $0.12    $0.26
Basic and diluted loss
per common share from
discontinued operations    ($0.01)   ($0.02) ($0.07)  ($0.02)
Basic and diluted  (loss)
earnings per common share  ($0.11)     $0.04   $0.05    $0.24

2001

Net sales                  $28,623  $25,682  $34,381  $46,382
Cost of sales               15,723   14,131   19,101   26,671
Income from continuing
operations                     711      327    1,236    1,338
Loss from discontinued
operations                    (72)    (123)    (210)    (289)
Net income                     639      204    1,026    1,049
Basic and diluted earnings
per common share from
continuing operations        $0.07    $0.03    $0.12    $0.13
Basic and diluted loss
per common share from
discontinued operations    ($0.01)  ($0.01)  ($0.02)  ($0.03)
Basic and diluted earnings
per common share             $0.06    $0.02    $0.10    $0.10

The unaudited quarterly results of operations shown above have been adjusted to present the results of operations of the Prestige Companies (sold in September 2002) as discontinued operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                           19
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the
Company:

                                                 Director or
                                                  Executive
                                                  Officer of
                                                Company or Its
                                                  Predecessor
 Name           Age        Position                 Since

Jeffrey         60       Chairman of the             1967
Siegel                   Board of
                         Directors, Chief
                         Executive Officer
                         and President

Bruce Cohen     44       Executive Vice              1998
                         President
                         and a Director

Evan Miller     38       Executive Vice              2002
                         President

Robert          54       Executive Vice              2002
Reichenbach              President

Craig           53       Vice-President -            1973
Phillips                 Distribution,
                         Secretary and a
                         Director

Robert          56       Vice-President -            1997
McNally                  Finance,
                         and Treasurer

Ronald          58       Director                    1991
Shiftan

Howard          82       Director                    1992
Bernstein

Leonard         71       Director                    2000
Florence


  Mr.  Siegel  has  been  continuously  employed  by  the
Company as its President since 1999.  In 2000, Mr. Siegel
became  the  Chief Executive Officer of the Company.   In
2001,  Mr.  Siegel became the Chairman of  the  Board  of
Directors.   Prior thereto Mr. Siegel was Executive  Vice
President of the Company since 1967.

  Mr. Cohen was first elected a Director in 1998 and has been continuously employed by the Company in his present capacity since 1999. Prior thereto Mr.Cohen was a Vice
President - National Sales Manager for the Company  since
1991.

  Mr.  Miller was named Executive Vice President in 2002.
Prior  thereto Mr. Miller was a Senior Vice  President  -
Sales  for  the Company since 2000.   Prior thereto,  Mr.
Miller was Vice President - National Sales Manager for the Company since 1985.

  Mr.  Reichenbach was named Executive Vice President  in
2002.  Prior thereto Mr. Reichenbach was President of the
Cutlery  Division  for the Company  since  2001.    Prior
thereto,  Mr.  Reichenbach  was Senior Vice  President  -
General  Merchandise Manager for Linen's N  Things  since
1998.

  Mr. Phillips has been continuously employed by the Company in his present capacity since 1981.

  Mr. McNally has been continuously employed by the Company in his present capacity since 1997.

  Mr.  Shiftan has been a consultant to the Company since
2002.   Prior thereto, Mr. Shiftan had served  as  Deputy
Executive  Director of The Port Authority of New  York  &
New  Jersey  from 1998 to 2002.  Mr. Shiftan  is  also  a
director  of  Rumson Fair Haven Bank  &  Trust  Co.,  the
shares  of which are traded on the NASDAQ Bulletin  Board
(RFHB.OB).
                           20

  Mr. Bernstein has been a member of the Certified Public
Accounting firm, Cole, Samsel & Bernstein LLC (and its predecessors), for approximately fifty years.

  Mr.  Florence  has  been  Chairman  of  the  Board   of
Syratech, Inc., a consumer products company, since  1986.
Mr. Florence was Chief Executive Officer and President of
Syratech, Inc. from 1986 to 2001.

  Jeffrey Siegel and Craig Phillips are cousins.

  Bruce Cohen and Evan Miller are brothers-in-law.

  The  Board  of Directors has an audit committee,  whose
two   members   (Messrs.  Bernstein  and  Florence)   are
independent directors.

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

  Directors who are not employees of the Company  receive
a  retainer of $10,000 per year, and an additional fee of
$1,000   for   each   Board   meeting   attended,    plus
reimbursement   of  reasonable  out-of-pocket   expenses.
Directors who are employees of the Company do not receive
compensation  for  serving  as  directors  or   attending
meetings.  The  Company has entered into  indemnification
agreements  with  the  directors  and  officers  of   the
Company.

ITEM 11. EXECUTIVE COMPENSATION

This information is hereby incorporated by reference, to appear under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2003 Annual
Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is hereby incorporated by reference, to appear under the caption "Principal Stockholders" in the Company's definitive Proxy Statement for its 2003 Annual
Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is hereby incorporated by reference, to appear under the caption "Certain Transactions" in the Company's definitive Proxy Statement for its 2003 Annual
Meeting of Stockholders.


ITEM 14.  CONTROLS AND PROCEDURES

The  Chief  Executive  Officer and  the  Chief  Financial
Officer  of the Company (its principal executive  officer
and   principal  financial  officer,  respectively)  have
concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Annual
Report on Form 10-K, that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There  were  no  significant  changes  in  the  Company's
internal   controls  or  in  other  factors  that   could
significantly  affect these controls  subsequent  to  the
date of such evaluation.
                           21

PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
REPORTS ON FORM 8-K

(a)  (1)  and  (2) - see list of Financial Statements  and
     Financial Statement Schedule on F-1.

(b)  Reports on Form 8-K in the fourth quarter of 2002.

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

                           22

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

10.19 Joint  Venture Agreement by and among Syratech
      Corporation,  Lifetime  Hoan Corporation  and  Far-b
      Acquisition Corp., dated February 2, 1996.

10.20 Employment Agreement dated April 7, 1996  with
      Milton L. Cohen (incorporated by reference to the March 31, 1996 10-Q).

10.21 Employment Agreement dated April 7, 1996  with
      Jeffrey Siegel (incorporated by reference to the March 31, 1996 10-Q).

10.22 Employment Agreement dated April 7, 1996  with
      Craig Phillips (incorporated by reference to the March 31, 1996 10-Q).

10.23 Lifetime Hoan 1996 Incentive Stock Option Plan
      (incorporated by reference to the March 31, 1996 10-Q).

                           23

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

10.35 Stock Sale Agreement of Prestige Italiana, SPA, between Lifetime Hoan Corporation, Meyer
      International Holdings Limited and Meyer Prestige
      Holdings Ltd and Meyer Prestige GmbH, dated October
      11, 2002.

10.36 Consulting Agreement dated October 1, 2002 between
      Lifetime Hoan Corporation and Ronald Shiftan.

21    Subsidiaries of the registrant

23    Consent of Ernst & Young LLP.

99.1  Certification by Jeffrey Siegel, Chief Executive
      Officer and Robert McNally, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibits.

  (d) Financial Statement Schedules - the response to this portion of Item 14 is submitted as a separate section of this report.

                           24

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

Signature             Title                          Date

/s/ Jeffrey Siegel
Jeffrey Siegel        Chairman of the Board of       March 28, 2003
                      Directors, Chief Executive
                      Officer, President and
                      Director

/s/ Craig Phillips
Craig Phillips        Vice-President - Distribution, March 28, 2003
                      Secretary and Director

/s/ Robert McNally
Robert McNally        Vice-President - Finance       March 28, 2003
                      and Treasurer
                      (Principal Financial and
                      Accounting Officer)

/s/ Bruce Cohen
Bruce Cohen           Executive Vice-President       March 28, 2003
                      and Director

/s/ Ronald Shiftan
Ronald Shiftan        Director                       March 28, 2003


/s/ Howard Bernstein
Howard Bernstein      Director                       March 28, 2003


/s/ Leonard Florence
Leonard Florence      Director                       March 28, 2003


                      CERTIFICATIONS

I, Jeffrey Siegel, certify that:

   1. I have reviewed this annual report on Form 10-K of Lifetime Hoan Corporation ("the registrant");

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report:

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:        March 28, 2003



__/s/ Jeffrey Siegel______________
      Jeffrey Siegel
President and Chief Executive Officer



                     CERTIFICATIONS

I, Robert McNally, certify that:

  1. I have reviewed this annual report on Form 10-K of Lifetime Hoan Corporation ("the registrant");

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report:

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        March 28, 2003



___/s/ Robert McNally___________
       Robert McNally
Vice President and Chief Financial
     Officer

            FORM 10-K - ITEM 15(a)(1) and (2)
                LIFETIME HOAN CORPORATION

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULE


The following Financial Statements and Schedule of
Lifetime Hoan Corporation are included in Item 8.

Report of Independent Auditors                                  F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001 F-3 Consolidated Statements of Income for the
     Years ended December 31, 2002, 2001 and 2000               F-4
Consolidated Statements of Stockholders' Equity for the
     Years ended December 31, 2002, 2001 and 2000               F-5
Consolidated Statements of Cash Flows for the
     Years ended December 31, 2002, 2001 and 2000               F-6
Notes to Consolidated Financial Statements                      F-7


The following financial statement schedule of Lifetime Hoan Corporation is included in Item 15 (d);

 Schedule II - Valuation and qualifying accounts                S-1





All other schedules in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Lifetime Hoan Corporation

We  have  audited  the accompanying consolidated  balance
sheets  of  Lifetime Hoan Corporation as of December  31,
2002 and 2001 and the related consolidated statements  of
income, stockholders' equity, and cash flows for each  of
the  three  years in the period ended December 31,  2002.
Our audits also included the financial statement schedule
listed  in  the Index at Item 15(a).  These  consolidated
financial  statements and schedule are the responsibility
of  the Company's management.  Our responsibility  is  to
express   an  opinion  on  these  consolidated  financial
statements and schedule based on our audits.

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

In  our  opinion,  the financial statements  referred  to
above  present  fairly,  in all  material  respects,  the
consolidated   financial  position   of   Lifetime   Hoan
Corporation  at  December 31,  2002  and  2001,  and  the
consolidated results of its operations and its cash flows
for  each of the three years in the period ended December
31,   2002,  in  conformity  with  accounting  principles
generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As  discussed  in  Note  A to the consolidated  financial
statements,  effective  January  1,  2002,  the   Company
changed its method of accounting for goodwill.



Ernst & Young LLP

Melville, New York
February 26, 2003

                LIFETIME HOAN CORPORATION

               CONSOLIDATED BALANCE SHEETS

            (in thousands, except share data)

                                                        December 31,
ASSETS                                               2002            2001
CURRENT ASSETS
   Cash and cash equivalents                       $     62       $  5,021
   Accounts receivable, less allowances of $3,888
      in 2002 and $3,649 in 2001                     19,143         18,696
   Merchandise inventories                           41,333         39,681
   Prepaid expenses                                   1,603          2,084
   Deferred income taxes                                 15            148
   Other current assets                               2,505          2,411
   Current assets of discontinued operations              -          5,959
      TOTAL CURRENT ASSETS                           64,661         74,000

PROPERTY AND EQUIPMENT, net                          20,850         22,111
GOODWILL                                             14,952         14,952
OTHER INTANGIBLES, net                                9,000          9,390
OTHER ASSETS                                          2,123          2,106
OTHER ASSETS OF DISCONTINUED OPERATIONS                   -            811
         TOTAL ASSETS                              $111,586       $123,370

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings                           $ 14,200       $ 22,847
   Accounts payable and trade acceptances             2,720          3,946
   Accrued expenses                                  13,894         15,233
   Income taxes payable                               2,463              -
   Current liabilities of discontinued operations         -          2,899
      TOTAL CURRENT LIABILITIES                      33,277         44,925

MINORITY INTEREST DISCONTINUED OPERATIONS                 -            384

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, shares authorized:
    25,000,000; shares issued and outstanding:
    10,560,704 in 2002 and 10,491,101 in 2001           106            105
   Paid-in capital                                   61,405         61,087
   Retained earnings                                 17,277         17,660
   Notes receivable for shares issued to
   stockholders                                       (479)          (486)
 Accumulated other comprehensive loss                     -          (305)
              TOTAL STOCKHOLDERS' EQUITY             78,309         78,061

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $111,586       $123,370

     See notes to consolidated financial statements.

                LIFETIME HOAN CORPORATION

            CONSOLIDATED STATEMENTS OF INCOME
         (in thousands - except per share data)


                                        Year Ended December 31,
                                     2002         2001          2000

Net Sales                          $131,219     $135,068     $121,124

Cost of Sales                        73,145       75,626       70,189
Distribution Expenses                21,363       21,186       15,752
Selling, General and
Administrative Expenses              29,815       31,278       27,685

Income from Operations                6,896        6,978        7,498

Interest Expense                      1,004        1,015          730
Other Income, net                      (66)         (98)         (82)

Income Before Income Taxes            5,958        6,061        6,850

Income Taxes                          2,407        2,449        2,786

Income from Continuing Operations     3,551        3,612        4,064

Discontinued Operations:
  Loss from Operations, net of tax    (495)        (694)        (630)

  Loss on Disposal, net of income
  tax benefit of $225                 (811)            -            -

Total Loss from Discontinued
Operations                          (1,306)        (694)        (630)

NET INCOME                           $2,245       $2,918       $3,434

BASIC AND DILUTED INCOME PER
COMMON SHARE FROM CONTINUING
OPERATIONS                            $0.34        $0.34        $0.37

LOSS PER COMMON SHARE FROM
DISCONTINUED OPERATIONS             ($0.13)      ($0.06)      ($0.06)

BASIC AND DILUTED EARNINGS  PER
COMMON SHARE                          $0.21        $0.28        $0.31




     See notes to consolidated financial statements.

                            LIFETIME HOAN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                   Notes                Accumulated
                               Paid-             Receivable  Deferred     other
                 Common Stock   in     Retained    from      Compen-   Comprehensive           Comprehensive
                 Shares Amount Capital Earnings Stockholders  sation      Loss       Total        Income


Balance at
December 31,
1999             11,818 $118  $71,957   $16,671     ($908)      ($30)                $87,808

Net income for
2000                                      3,434                                        3,434       $3,434
Exercise of
stock options        15            74                                                     74
Repurchase and
retirement of
common stock    (1,331) (13) (10,876)                                               (10,889)
Amortization of
deferred
compensation                                                       16                     16
Foreign currency
translation
adjustment                                                                 ($180)      (180)        (180)
Comprehensive
income                                                                                             $3,254
Cash dividends                          (2,746)                                      (2,746)
Balance at
December 31,
2000             10,502  105   61,155    17,359      (908)       (14)       (180)     77,517

Net income for
2001                                      2,918                                        2,918       $2,918
Exercise of
stock options         4            20                                                     20
Repurchase and
retirement of
common stock       (15)          (88)                                                   (88)
Amortization of
deferred
compensation                                                       14                     14
Reclass of notes
receivable                                             422                               422
Foreign currency
translation
adjustment                                                                  (125)      (125)        (125)
Comprehensive
income                                                                                             $2,793
Cash dividends                          (2,617)                                      (2,617)
Balance at
December 31,
2001             10,491  105   61,087    17,660      (486)          -       (305)     78,061

Net income for
2002                                      2,245                                        2,245       $2,245
Exercise of
stock options        70    1      318                                                    319
Repayment of
notes receivable                                         7                                 7
Foreign currency
translation
adjustment                                                                    305        305          305
Comprehensive
income                                                                                             $2,550
Cash dividends                          (2,628)                                      (2,628)
Balance at
December 31,
2002             10,561 $106  $61,405   $17,277     ($479)          -           -    $78,309

                 See notes to consolidated financial statements.
                                       F-5

                       LIFETIME HOAN CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                               Year Ended December 31,
                                             2002        2001        2000
OPERATING ACTIVITIES
Net income                                  $2,245        $2,918      $3,434
Adjustments to reconcile net income to
net cash provided by operating
activities:
 Loss on sale of discontinued operations       811             -           -
 Depreciation and amortization               3,457         3,709       3,461
 Deferred income taxes                         133           722         387
 Provision for losses on accounts
   receivable                                  386         1,396       1,077
 Reserve for sales returns and allowances    7,453         6,513       5,859
 Minority interest                           (476)         (144)       (360)
 Loss on sale of property and equipment          -         1,243           -
Changes in operating assets and
   liabilities, excluding the effects of the
   sale of the Prestige companies:
 Accounts receivable                       (6,880)      (10,493)         500
 Merchandise inventories                     1,022         3,292      11,753
 Prepaid expenses, other current assets
  and other assets                           1,853          (70)     (2,797)
 Accounts payable, trade acceptances
  and accrued expenses                     (5,654)       (1,250)       (483)
 Income taxes                                2,463             -       (392)

    NET CASH PROVIDED BY OPERATING
    ACTIVITIES                               6,813         7,836      22,439

INVESTING ACTIVITIES
Purchases of property and equipment, net   (1,807)      (13,267)     (2,025)
Proceeds from sale of marketable
 securities                                      -             -          15
Proceeds from disposition of Prestige
 Companies                                     985             -           -
Acquisition of Roshco, Inc.                      -             -     (1,043)
Acquisition of M. Kamenstein, Inc.               -         (164)       (125)

NET CASH USED IN INVESTING ACTIVITIES        (822)      (13,431)     (3,178)

FINANCING ACTIVITIES
Repurchase of common stock                       -          (88)    (10,889)
(Payments) proceeds of short term
 borrowings, net                           (8,647)        12,101     (5,758)
Proceeds from the exercise of stock
 options                                       318            20          74
Repayment of Note Receivable                     7             -           -
Cash dividends paid                        (2,628)       (2,617)     (2,746)

NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES                                (10,950)         9,416    (19,319)

EFFECT OF EXCHANGE RATE ON CASH AND CASH
                      EQUIVALENTS                -         (125)       (180)

    (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                       (4,959)         3,696       (238)
Cash and cash equivalents at beginning
 of year                                     5,021         1,325       1,563

CASH AND CASH EQUIVALENTS AT END OF YEAR       $62        $5,021      $1,325

            See notes to consolidated financial statements.
                                  F-6
                       LIFETIME HOAN CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business: The accompanying consolidated financial statements include the accounts of Lifetime Hoan Corporation ("Lifetime") and its wholly-owned subsidiaries, Outlet Retail Stores, Inc. ("Outlets"), Roshco, Inc. ("Roshco") and M. Kamenstein Corp. ("Kamenstein"), collectively, the "Company". Effective September 27, 2002, the Company sold its 51% owned and controlled subsidiaries, Prestige Italiana, Spa. ("Prestige Italy") and Prestige Haushaltswaren GmbH ("Prestige Germany" and together with Prestige Italy, the "Prestige Companies"). Accordingly, the Company has classified the Prestige Companies business as discontinued operations. Significant intercompany accounts and transactions have been eliminated in consolidation.

   The Company is engaged in the design, marketing and distribution of household cutlery, kitchenware, cutting boards, pantryware and bakeware, marketing its products under a number of trade names, some of which are licensed. The Company sells its products primarily to retailers throughout the United States.

   The  Company also operates approximately 58 retail outlet stores in  24
states under the Farberware(R) name.   Under an agreement  with  the  Meyer
Corporation,  Meyer  Corporation  receives  all  revenue  from   sales   of
Farberware(R) cookware, occupies 50% of the space in each store and reimburses the Company for 50% of the operating expenses of the stores.

   The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

   Revenue Recognition: Revenue is recognized upon the shipment of merchandise. Related freight-out costs are included in distribution expenses and amounted to $2.7 million, $2.3 million, and $2.2 million for 2002, 2001 and 2000, respectively.

   Distribution  Expenses:   Distribution expenses  primarily  consist  of
freight-out, warehousing expenses, and handling costs of products sold. These expenses include relocation charges, duplicate rent and other costs associated with the Company's move into it's Robbinsville, New Jersey warehouse, amounting to $2.2 million in 2002 and $2.9 million in 2001.

   Inventories: Merchandise inventories, principally finished goods, are priced by the lower of cost (first-in, first-out basis) or market method. Reserves for excess or obsolete inventory reflected in the Company's consolidated balance sheets at December 31, 2002 and 2001 are considered adequate by the Company's management; however, there can be no assurance that these reserves will prove to be adequate over time to provide for ultimate losses in connection with the Company's inventory.

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

   Property and Equipment: Property and equipment is stated at cost. Property and equipment other than leasehold improvements is being depreciated by the straight-line method over the estimated useful lives of the assets. Building and improvements are being depreciated over 30 years and machinery, furniture, and equipment over 5 to 10 years. Leasehold improvements are depreciated over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

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

   Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments approximate their fair values because of the short-term nature of these items.

                                  F-7

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

   Goodwill  and  Other Intangible Assets:  Effective January 1, 2002,  the
Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. In 2002, the Company completed its initial assessment, as of January 1, 2002, of the assets impacted by the adoption of SFAS No. 142, and its annual assessment as of December 31, 2002. Based upon such reviews, no impairment to the carrying value of goodwill was identified, and the Company ceased amortizing goodwill effective January 1, 2002. Had this standard been applied for the year ended December 31, 2001, net income would have been increased by $343,000 and basic and diluted earnings per share would have been $0.31 and for the year ended December 31, 2000, net income would have been increased by $287,000 and basic and diluted earnings per share would have been $0.34.

   Other intangibles consist of a royalty-free license, trademarks and brand names acquired pursuant to two acquisitions and are being amortized by the straight-line method over 30 years. Accumulated amortization at December 31, 2002 and 2001 was $2.7 million and $2.3 million, respectively. Amortization expense with respect to these intangible assets for each of five succeeding fiscal years is estimated to be $390,000.


   Amortization expense for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 was $390,000, $961,000 and $868,000,
respectively.

    Long-Lived Assets: Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS No. 144 are to develop one accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of this statement did not have an impact on the Company's consolidated results of operations or financial position. The Company accounted for the disposal of the Prestige Companies in accordance with SFAS No. 144.

   Income Taxes: Income taxes have been provided using the liability method.

   Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,516,000 in 2002, 10,492,000 in 2001 and 10,995,000 in
2000. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 10,541,000 in 2002, 10,537,000 in 2001 and 11,079,000 in 2000.

                                  F-8

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


  NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

   Accounting for Stock Option Plan: At December 31, 2002, the Company has a stock option plan, which is more fully described in Note D. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                 Year ended December 31,
                          (in thousands, except per share data)
                                  2002        2001       2000
  Net income, as reported       $2,245       $2,918      $3,434
  Deduct: Total stock  option
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax effects          (156)        (188)       (210)
  Proforma net income           $2,089       $2,730      $3,224

  Earnings per share:
    Basic - as reported          $0.21        $0.28       $0.31
    Basic - proforma             $0.20        $0.26       $0.29

    Diluted - as reported        $0.21        $0.28       $0.31
    Diluted - proforma           $0.20        $0.26       $0.29

   New Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated retirement costs. The Company has adopted SFAS No. 143 as of January 1, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

In  June  2002,  the  FASB  issued  SFAS No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities". This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company does not expect this statement to have a material impact on its consolidated financial statements.

   Reclassifications:   Certain  2001  and  2000   balances   have   been
reclassified to conform with the 2002 presentation.

NOTE B - ACQUISITIONS, DISPOSALS AND LICENSES

   Kamenstein Acquisition: In September 2000, the Company acquired certain assets and certain liabilities of M. Kamenstein, Inc. ("Kamenstein"), a privately-held 107-year old housewares company whose products include pantryware, teakettles, and home organization accessories. Kamenstein's revenues were approximately $21.0 million for the twelve month period ended August 31, 2000. In acquiring Kamenstein, the Company assumed bank debt and other indebtedness of approximately $10.0 million. The Company is obligated to make contingent payments in the future based on the annual gross profit achieved by the Kamenstein business for a 3 -year period. This acquisition was accounted for using the purchase method and accordingly the Company recorded goodwill of $6.1 million. Operations of the acquired entity have been included since the date of acquisition.

   The table below reflects unaudited pro forma combined results of the Company as if the acquisition had taken place at the beginning of fiscal 2000. The pro forma financial information is not necessarily indicative of the operating results that may occur in the future or that would have occurred had the acquisition of Kamenstein been affected on the dates indicated.

                                               2000
     Net sales (in thousands)               $142,296
     Net income (in thousands)                 1,130
     Basic  earnings  per  common share        $0.10
     Diluted earnings per  common share        $0.10

                                  F-9

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE B - ACQUISITIONS DISPOSALS AND LICENSES (continued)

   Prestige Acquisition and Disposition: In September 1999, the Company acquired 51% of the capital stock and controlling interest in each of Prestige Italy and Prestige Germany. The Company paid approximately $1.3 million for its majority interests in the Prestige Companies. This acquisition was accounted for using the purchase method and the Company recorded goodwill of $586,000. Effective September 27, 2002, the Company sold its 51% controlling interest in Prestige Italiana, Spa and, together with its minority interest shareholder, caused Prestige Haushaltswaren GmbH (combined, "the Prestige Companies") to sell all of its receivables and inventory to a European housewares distributor. As a result the Company received approximately $1.0 million in cash on October 21, 2002. The sale resulted in a net loss of approximately $811,000 that includes the write-off of goodwill of approximately $540,000. Accordingly, the Company has classified the Prestige Companies business as discontinued operations. For 2000 and 2001, the Company has reclassified its financial statements to reflect the discontinued operations of the Prestige Companies. Net sales of the Prestige Companies included in loss from discontinued operations were $6.4 million, $8.5 million and $8.3 million for 2002, 2001 and 2000, respectively.


   Cuisinart License Agreement: On March 19, 2002, the Company entered into a licensing agreement with Conair Corporation. This agreement allows the Company to design, manufacture and market a wide variety of cutlery products under the Cuisinart(R) brand name. Shipments of products under the Cuisinart(R) name began in the fourth quarter of 2002.

   KitchenAid License Agreement: In October 2000, the Company entered into a licensing agreement with KitchenAid, a division of the Whirlpool Corporation. This agreement allows the Company to design, manufacture and
market  an  extensive  range  of  kitchen  utensils,  barbecue  items   and
pantryware products under the KitchenAid(R) brand name. On January 1, 2002, the licensing agreement between the Company and KitchenAid, was amended, expanding the covered products to include bakeware and baking related
products.   Shipments of products under the agreement began in  the  second quarter of 2001.

NOTE C -CREDIT FACILITIES

   On November 9, 2001, the Company entered into a $45 million three-year, secured, reducing revolving credit agreement (the "Agreement") with a group of banks and, in conjunction therewith, canceled its $40 million short-term line of credit. The Credit Facility reduced to $40 million at December 31, 2002 in accordance with the terms of the agreement and will further reduce to $35 million at December 31, 2003, and through the maturity date. The Credit Facility is secured by all of the assets of the Company and the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based upon either an alternate base rate, LIBOR, or a lender's cost of funds rate. As of December 31, 2002 and 2001, the Company had $2.5 million of letters of credit and trade
acceptances  outstanding   and  $14.2  million   and  $20.0   million   of
borrowings under the Agreement, respectively, and, as a result, the availability under the Agreement at December 31, 2002 and 2001 was $23.3 million and $22.5 million, respectively. Interest rates on borrowings at December 31, 2002 ranged from 4.125% to 4.75%, while interest rates on borrowings at December 31, 2001 ranged from 3.875% to 3.9375%.

   At September 30, 2002, the Company was in violation of the leverage ratio covenant. The Company obtained a waiver for the covenant violation and, as of December 31, 2002, the Company was in compliance with all financial covenants.

    In addition to the Agreement, the Prestige Companies had three lines of credit with three separate banks for a total available credit facility of $3.4 million. As of December 31, 2001, the Prestige Companies had borrowings of approximately $2.8 million against these three lines. Interest rates on these lines of credit at December 31, 2001 ranged from 5.85% to 8.25%.

   The Company paid interest of approximately $1.0 million, $1.3 million and $913,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

 NOTE D - CAPITAL STOCK

    Cash Dividends: The Company paid regular quarterly cash dividends of $0.0625 per share on its Common Stock, or a total annual cash dividend of $0.25 per share, in 2002, 2001 and 2000. The Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of Common Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividend at any time.
                                 F-10

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - CAPITAL STOCK (continued)

   Common Stock Repurchase and Retirement: In December 1999, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 of the outstanding shares of Common Stock in the open market. In 2000, the Board of Directors increased the authorized amount of Common Stock that could be bought back from 1,000,000 shares to 3,000,000 shares. Through December 31, 2002, 2,128,000 shares were repurchased for approximately $15.2 million (none in 2002).

   Preferred Stock: The Company is authorized to issue 2,000,000 shares of Series B Preferred Stock, none of which is outstanding.

   Stock Option Plans: In June 2000, the stockholders of the Company approved the Long-Term Incentive Plan (the "Plan"), which replaced all other Company stock option plans, whereby options to purchase up to 1,750,000 shares of common stock may be granted to key employees of the Company, including directors and officers. The Plan authorizes the Board of Directors of the Company to issue incentive stock options as defined in
Section 422A (b) of the Internal Revenue Code and stock options that do not conform to the requirements of that Section of the Code. Options expire over a range of ten years from the date of the grant and vest over a range of up to five years, from the date of grant.

    As of December 31, 2002, approximately 725,000 shares were available for grant under the Company's stock option plans and all options granted through December 31, 2002 under the plan have exercise prices equal to the market value of the Company's stock on the date of grant.

   The weighted average fair values of options granted during the years ended December 31, 2002, 2001 and 2000 were $0.16, $0.27 and $0.64, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.47%, 4.55% and 6.01% for 2002, 2001 and 2000, respectively; 4.33% dividend yield in 2002, 4.25% dividend yield in 2001 and 3.67% dividend yield in 2000; volatility factor of the expected market price of the Company's common stock of 0.06 in 2002, 0.07 in 2001 and 0.45 in 2000; and a weighted-average expected life of the options of 6.0, 4.7 and 5.0 years in 2002, 2001 and 2000, respectively.

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

                                 F-11

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - CAPITAL STOCK (continued)

   A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                         2002                  2001                2000

                            Weighted-            Weighted-             Weighted-
                             Average              Average               Average
                             Exercise             Exercise              Exercise
                   Options     Price    Options     Price     Options     Price

Balance-Jan 1,    1,031,830    $6.94    1,245,335   $7.39    1,209,165    $7.49

Grants              175,000    $6.30      140,000   $5.68      109,500    $7.17

Exercised          (94,153)    $5.00      (3,971)   $5.00     (14,984)    $4.91

Canceled          (193,386)    $7.09    (349,534)   $8.16     (58,346)    $9.16

Balance-Dec 31,     919,291    $6.98    1,031,830   $6.94    1,245,335    $7.39

    The following table summarizes information about employees' stock options outstanding at December 31, 2002:

                                                       Weighted-     Weighted-
                                         Weighted-      Average       Average
                                          Average       Exercise      Exercise
                                         Remaining      Price -       Price -
  Exercise       Options      Options    Contractual    Options       Options
    Price      Outstanding  Exercisable     Life      Outstanding    Exercisable
 $4.14 - $5.51    260,700      170,020    7.7 years      $5.52          $5.51
 $6.00 - $8.41    497,111      463,487    5.4 years      $6.62          $6.61
$8.64 - $10.87    161,410      156,410    2.2 years     $10.44         $10.47
                  919,291      789,917    5.5 years      $6.98          $7.14

   At December 31, 2001 and 2000, there were 680,858 and 865,239 options exercisable, respectively, at weighted-average exercise prices per share of $7.20 and $7.39, respectively.

   In connection with the grant of certain options in prior years, the Company recorded, and amortized, deferred compensation. As of December 31, 2001, such deferred compensation had been fully amortized.

   In connection with the exercise of options under a stock option plan which has since expired, the Company received cash of $255,968 and notes in the amount of $908,000 in 1985. The notes bear interest at 9% and are due no later than December 31, 2005. During 2001, a note from Milton L. Cohen, a director of the Company in the amount of $422,000 was canceled. During 2001, a new note was received from Milton L. Cohen in the amount of $855,000, which consolidated all amounts due to the Company.

                                 F-12
                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - INCOME TAXES

   Pre-tax income from continuing operations for the years ended December 31, 2002, 2001 and 2000 was $6.0 million, $6.1 million and $6.9 million, respectively.

  The provision for income taxes consists of (in thousands):

                                Year Ended December 31,
                                2002      2001       2000
        Current:
           Federal              $2,035   $1,431    $1,918
           State and local         239      296       481
        Deferred                   133      722       387
        Income tax provision    $2,407   $2,449    $2,786

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                        December 31,
                                       2002      2001
     Merchandise inventories          $1,058    $1,138
     Accounts receivable allowances      740       496
     Depreciation and amortization   (1,783)   (1,486)
     Net deferred tax assets             $15      $148

   While management believes that the Company's deferred tax asset will be realized based on its generation of taxable income in recent years and its future projected taxable income, the substantial restrictions on and time periods required to realize certain of the Company's NOL's made it appropriate to record a valuation allowance against a portion of those NOL's. A valuation allowance had been provided against all of the Company's foreign net operating loss carryforwards. Accordingly, the Company had provided a total valuation allowance $226,000 as of December 31, 2001.

   The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):

                                     Year Ended December 31,
                                     2002       2001      2000
    Provision for Federal
       income taxes at the
       statutory rate               $2,026     $2,061    $2,329
    Increases (decreases):
      State and local income
        taxes, net of Federal
        income tax benefit             158        195       318
      Other                            223        193       139
    Provision for income taxes      $2,407     $2,449    $2,786

   The Company received income tax refunds (net of payments) of approximately $328,000 and $218,000 during the years ended December 2002 and 2001, respectively. The Company paid income taxes of approximately $5.0 million during the year ended 2000.
                                 F-13

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

   Future minimum payments under non cancelable operating leases are as follows (in thousands):

      Year ended December 31:

             2003                     $5,464
             2004                      3,742
             2005                      3,141
             2006                      2,752
             2007                      2,826
             Thereafter               23,815
                                     $41,740

   Under an agreement with Meyer Corporation regarding the operation of the Company's Farberware(R) retail outlet stores, the Company is reimbursed for use of floor space in its outlet stores. Meyer Corporation receives all revenue from sales of Farberware(R) cookware, currently occupies 50% of the space in each store and reimburses the Company for 50% of the operating expenses of the stores. In fiscal years 2001 and 2000, the Company and Meyer Corporation each occupied 40% of the space in the outlet stores, as
Salton,  Inc.  was responsible for the other 20% of the space.    In  2002,
2001 and 2000, Meyer Corporation reimbursed the Company approximately $1.7 million, $1.3 million and $1.5 million, respectively, for operating lease
expense.   Salton  Inc. reimbursed in 2001 and 2000 approximately  $668,000 and $731,000, respectively, for operating lease expense to the Company. Salton, Inc. terminated its agreement effective December 31, 2001.

   Rental and related expenses under the operating leases were approximately $7.1 million, $7.6 million and $5.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts for 2002, 2001 and 2000 are prior to the Meyer Corporation and Salton Inc. reimbursements described above.

   Royalties: The Company has royalty licensing agreements that require payments of royalties on sales of licensed products which expire through December 31, 2007. Future minimum royalties payable under these agreements are as follows (in thousands):

       Year ended December 31:

              2003                     $1,547
              2004                      1,824
              2005                      1,733
              2006                        336
              2007                        339
              Thereafter                    -
                                       $5,779

                                 F-14

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

   Employment Agreements: Effective as of April 6, 2001, Mr. Jeffrey Siegel entered into a new employment agreement with the Company that provides that the Company will employ him as its President, Chief Executive Officer and Chairman of the Board for a term commencing on April 6, 2001, and continuing until April 6, 2006 and thereafter for additional consecutive one year periods unless terminated by either the Company or Mr. Siegel as provided in the agreement. The agreement provides for an annual salary of $700,000 with annual increments based on changes in the Consumer Price Index and for the payment to him of bonuses pursuant to the Company's Incentive Bonus Compensation Plan. The agreement also provides for, among other things, certain standard fringe benefit arrangements, such as disability benefits, insurance and an accountable expense allowance. The agreement further provides that if the Company is merged or otherwise consolidated with any other organization or substantially all of the assets of the Company are sold or control of the Company has changed (the transfer of 50% or more of the outstanding stock of the Company) which is followed by: (i) the termination of his employment agreement, other than for cause;
(ii) the diminution of his duties or change in executive position; (iii) the diminution of his compensation (other than a general reduction to all employees); or (iv) the relocation of his principal place of employment to other than the New York Metropolitan Area, the Company would be obligated to pay to Mr. Siegel or his estate the base salary required pursuant to the employment agreement for the balance of the term. The employment agreement also contains restrictive covenants preventing Mr. Siegel from competing with the Company for a period of five years from the earlier of the termination of Mr. Siegel's employment (other than a termination by the Company without cause) or the expiration of his employment agreement.

   Incentive Bonus Compensation Plan: In April 1996, the Board of Directors adopted and in June 1996, the stockholders approved an incentive bonus compensation plan ("1996 Bonus Plan"). The 1996 Bonus Plan provided for the award of a bonus, with respect to each of the ten fiscal years of the Company beginning with the 1996 fiscal year, to each of the then President and the Executive Vice President of the Company. The bonus payable to each executive was an amount equal to 3.5% of pretax income, before any provision for executive compensation, stock options exercised during the year under the Company's stock option plans and extraordinary items. In June 2000, the stockholders of the Company approved the adoption of an incentive bonus compensation plan ("2000 Bonus Plan"), which provides for the award of a bonus, to designated Senior Executive Officers based on a predetermined financial performance measurement. For 2002 and 2001, the Chief Executive Officer was the only designated officer and for 2000, the then Chief Executive Officer and then President were both designated officers. In each year the amount of the bonus payment was equal to 3.5% of pretax income, before any provision for executive compensation, stock options exercised during the year under the Company's stock option plans, extraordinary items and non-recurring charges. During the years ended December 31, 2002, 2001 and 2000, the Company recorded annual compensation expense of approximately $323,000, $346,000, and $600,000, respectively, pursuant to the bonus plans.

   In February 2001, the Board of Directors declared special bonuses for Milton L. Cohen and Jeffrey Siegel aggregating approximately $850,000 which were charged to operations for the year ended December 31, 2000.

   In April 2001, the Company paid Mr. Milton L. Cohen a bonus of $178,500 for the period January 1, 2001 through April 6, 2001.

   In March 2002, the Company awarded Mr. Jeffrey Siegel a special bonus of $129,600.

                                 F-15

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE G - RELATED PARTY TRANSACTIONS

   Effective  April  6,  2001, Milton L. Cohen, then   a  director  of  the
Company, and the Company entered into a 5-year consulting agreement with an annual fee of $440,800.

   As of December 31, 2002 and December 31, 2001, Milton L. Cohen owed the Company approximately $579,000 and $739,000, respectively. Milton L. Cohen remits $48,404 quarterly, inclusive of interest and principal, and the loan matures on March 31, 2006. The loan due from Milton L. Cohen is included within other assets in the accompanying balance sheets.

   As of December 31, 2002 and December 31, 2001, Jeffrey Siegel owed the Company approximately $439,000 and $659,000, respectively, which, for each year, included $344,000 of an outstanding loan related to the exercise of stock options under a stock option plan which has since expired. Approximately $95,000 and $315,000 of the amounts due from Jeffrey Siegel are included in other current assets in the accompanying balance sheets at December 31, 2002 and 2001, respectively.

   As of December 31, 2002 and December 31, 2001, Craig Phillips, a vice president of the Company, owed the Company approximately $135,000 for an outstanding loan related to the exercise of stock options under a stock option plan which has since expired.

   Notes receivable totaling $479,000 and $486,000 related to the exercise of stock options under a stock option plan which has since expired are included within total stockholders' equity in the accompanying balance sheets at December 31, 2002 and 2001, respectively.

   On October 1, 2002 the Company entered into a consulting agreement with Ronald Shiftan, a director of the Company. The term of the consulting agreement is a period of one year commencing October 1, 2002, which automatically renews for additional one year periods unless either party terminates the agreement by providing written notice of such termination to the other party thereto at least thirty days prior to the expiration of the initial or additional term then in effect. The compensation to be paid to Mr. Shiftan under the consulting agreement is at a rate of $30,000 per month.

NOTE H - RETIREMENT PLAN

   The Company maintains a defined contribution retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their respective salaries. The Company made matching contributions to the Plan of approximately $220,000, $178,000 and $50,000 in 2002, 2001 and
2000, respectively.

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

   During the years ended December 31, 2002, 2001 and 2000, Wal-Mart Stores, Inc. accounted for approximately 20%, 18% and 12% of net sales, respectively. No other customer accounted for 10% or more of the Company's net sales during 2002, 2001 and 2000.
                                 F-16


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                       LIFETIME HOAN CORPORATION

NOTE J - OTHER
     Property and Equipment:
Property and equipment consist of (in thousands):

                                             December 31,
                                            2002       2001

Land                                         $932      $932
Building and improvements                   7,075     6,963
Machinery, furniture and equipment         23,823    22,800
Leasehold improvements                      1,594     1,687
                                           33,424    32,382
Less:  accumulated depreciation            12,574    10,271
                                          $20,850   $22,111

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $3.1 million, $2.7 million and $2.6 million, respectively.


Accrued Expenses:

Accrued expenses consist of (in thousands):

                                               December 31,
                                              2002       2001

Commissions                                   $683       $715
Accrued customer allowances and rebates      3,290      4,029
Obligation to Meyer Corporation              1,983      2,681
Due to M. Kamenstein, Inc.                       -        333
Officer and employee bonuses                 1,439      1,340
Accrued health insurance                       756        443
Accrued salaries, vacation and
 temporary labor billings                    1,562      1,745
Other                                        4,181      3,947
                                           $13,894    $15,233

   Sources   of   Supply:   The  Company   sources   its   products   from
approximately 48 manufacturers located primarily in People's Republic of China, and to a smaller extent in the United States, Thailand, Malaysia, Indonesia, Taiwan, and Italy. A majority of its cutlery was purchased from three suppliers in 2002 who accounted for 58%, 20%, and 10% of the total purchases, respectively, and from five suppliers in 2001 who accounted for 28%, 21%, 14%, 11% and 10% of the total purchases, respectively. A majority of its pantryware was purchased from three suppliers in 2002 who accounted for 37%, 19% and 13%, respectively, of the total purchases and from four suppliers in 2001 who accounted for 23%, 19%, 17% and 16%, respectively. An interruption of supply from any of these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis. However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

    Inventory: During the three-month period ended December 31, 2000, the Company recorded a charge relating to an inventory shortfall of approximately $4.0 million (which reduced earnings by $0.23 and $0.22 per basic and per diluted common share for the fourth quarter and for the year ended December 31, 2000, respectively) which is included in cost of goods sold.

                                 F-17

                       LIFETIME HOAN CORPORATION

            Schedule II - Valuation and Qualifying Accounts

                       Lifetime Hoan Corporation

                            (in thousands)

      COL. A                 COL. B         COL. C          COL. D          COL. E
                                          Additions
                           Balance at     Charged to
                          Beginning of    Costs and       Deductions      Balance at
    Description              Period        Expenses       (Describe)     End of Period

Year ended December 31, 2002
Deducted from asset accounts:
 Allowance for doubtful
   Accounts                     $315          $386             $89   (a)     $612
 Reserve for sales returns
   and allowances              3,334         7,453   (c)     7,511   (b)    3,276
                              $3,649        $7,839          $7,600         $3,888

Year ended December 31, 2001
Deducted from asset accounts:
 Allowance for doubtful
   Accounts                     $385        $1,396          $1,466   (a)     $315
 Reserve for sales returns
   and allowances              3,197         6,513   (c)     6,376   (b)    3,334
                              $3,582        $7,909          $7,842         $3,649

Year ended December 31, 2000
Deducted from asset accounts:
 Allowance for doubtful
   Accounts                      $85        $1,077            $777   (a)     $385
 Reserve for sales returns
   and allowances              2,524         5,859   (c)     5,186   (b)    3,197
                              $2,609        $6,936          $5,963         $3,582

(a) Uncollectible accounts written off, net of recoveries.
(b) Allowances granted.
(c) Charged to net sales.


                                  S-1


Exhibit 21.  Subsidiaries of the Registrant

                 Outlet Retail Stores, Inc.
                 Incorporated in the state of Delaware

                 Roshco, Inc.
                 Incorporated in the state of Illinois

                 M. Kamenstein Corp.
                 Incorporated in the state of Delaware




Consent of Ernst & Young LLPIndependent Auditors            Exhibit 23

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-51774) pertaining to the Lifetime Hoan Corporation 1991 Stock Option Plan, of our report dated February 26,
2003, with respect to the consolidated financial statements and schedule of Lifetime Hoan Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2002.



Ernst & Young LLP

Melville, New York
March 28, 2003

                             EXHIBIT 99.1

  Certification by Jeffrey Siegel, Chief Executive Officer and Robert
                   McNally, Chief Financial Officer
 Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002.



         I, Jeffrey Siegel, Chief Executive Officer, and I, Robert McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a Delaware corporation (the "Company"), each hereby certifies that:


   (1) the Company's Annual Report on Form 10-K for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                             /s/ Robert McNally
         Jeffrey Siegel                                 Robert McNally
Chief Executive Officer                         Chief Financial Officer

Date:    March 28, 2003                         Date:    March 28,2003