Form 10-Q
period 2003-03-31
LIFETIME HOAN CORP
filed 2003-05-13
CIK 874396

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2003

Commission file number 1-19254




                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)



Delaware                                               11-2682486
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


One Merrick Avenue, Westbury, NY                              11590
(Address of principal executive offices)                    (Zip Code)


                              (516) 683-6000
           (Registrant's Telephone Number, Including Area Code)




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

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
  Yes ___ No X_

                   APPLICABLE ONLY TO CORPORATE ISSUERS
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value 10,560,704 shares outstanding as of April 30, 2003


PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                               March 31,
                                                 2003         December 31,
<c>                                            (unaudited)        2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $108           $62
Accounts receivable, less allowances of
  $2,684 in 2003 and $3,888 in 2002              12,680        19,143
Merchandise inventories                          42,763        41,333
Prepaid expenses                                  2,144         1,603
Deferred income taxes                                 -            15
Other current assets                              2,645         2,505
TOTAL CURRENT ASSETS                             60,340        64,661

PROPERTY AND EQUIPMENT, net                      20,408        20,850
EXCESS OF COST OVER NET ASSETS ACQUIRED, net     14,952        14,952
OTHER INTANGIBLES, net                            8,903         9,000
OTHER ASSETS                                      2,119         2,123
                    TOTAL ASSETS               $106,722      $111,586


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                           $11,500       $14,200
Accounts payable and trade acceptances            3,871         2,720
Accrued expenses                                 13,503        13,894
Income taxes payable                                802         2,463
TOTAL CURRENT LIABILITIES                        29,676        33,277

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares
  authorized 25,000,000; shares issued
  and outstanding 10,560,704 in 2003
  and 10,560,704 in 2002                            106           106
Paid-in capital                                  61,405        61,405
Retained earnings                                16,014        17,277
Notes receivable for shares issued to
  stockholders                                    (479)         (479)
TOTAL STOCKHOLDERS' EQUITY                       77,046        78,309

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $106,722      $111,586

      See notes to condensed consolidated financial statements.




                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                           Three Months Ended March 31,
                                                 2003          2002
Net Sales                                       $24,284       $24,187

Cost of Sales                                    13,426        13,126
Distribution Expenses                             4,454         5,816
Selling, General and Administrative Expenses      7,321         6,852

Loss from Operations                              (917)       (1,607)

Interest Expense                                    111           227
Other Income                                       (17)          (22)

Loss Before Income Taxes                        (1,011)       (1,812)

Income Tax Benefit                                (409)         (732)

Loss from Continuing Operations                   (602)       (1,080)

Loss from Discontinued Operations, net of tax         -         (117)

NET LOSS                                         ($602)      ($1,197)

BASIC AND DILUTED LOSS PER COMMON SHARE
FROM CONTINUING OPERATIONS                      ($0.06)       ($0.10)

LOSS PER COMMON SHARE FROM DISCONTINUED
OPERATIONS                                            -       ($0.01)

BASIC AND DILUTED LOSS PER COMMON SHARE         ($0.06)       ($0.11)


         See notes to condensed consolidated financial statements.





                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                          Three Months Ended March 31,
                                                2003          2002
OPERATING ACTIVITIES
Net loss                                        ($602)        ($1,197)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Depreciation and amortization                      844             863
Deferred income taxes                              412             148
Provision for losses on accounts receivable         49               9
Reserve for sales returns and allowances         1,316           1,527
Minority interest                                    -              73
Changes in operating assets and
  liabilities:
Accounts receivable                              5,098           2,609
Merchandise inventories                        (1,430)           (384)
Prepaid expenses, other current assets
  and other assets                               (677)         (1,883)
Accounts payable and trade acceptances
  and accrued expenses                             363           (607)
Accrued income taxes payable                   (1,661)               -

NET CASH PROVIDED BY
OPERATING ACTIVITIES                             3,712           1,158

INVESTING ACTIVITIES
Purchase of property and equipment               (305)           (514)

NET CASH USED IN
INVESTING ACTIVITIES                             (305)           (514)

FINANCING ACTIVITIES
Repayment of short-term borrowings             (2,700)         (5,038)
Cash dividends paid                              (661)           (655)
Proceeds from the exercise of stock options          -              32

NET CASH USED IN
FINANCING ACTIVITIES                           (3,361)         (5,661)


Effect of exchange rate on cash and cash
  equivalents                                        -             140

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         46         (4,877)
Cash and cash equivalents at beginning of
  period                                            62           5,021

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $108            $144

    See notes to condensed consolidated financial statements.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market method.

Note C - Distribution Expenses
Distribution expenses primarily consist of freight-out, warehousing expenses, and handling cost of products sold. These expenses also include relocation charges, duplicate rent and other costs associated with the Company's move into its Robbinsville, New Jersey warehouse, amounting to $0.4 million in the first quarter of 2003 as compared to $1.0 million in the first quarter of 2002.

Note D - Credit Facility
As of March 31, 2003, the Company had $1.7 million of letters of credit and trade acceptances outstanding and $11.5 million of borrowings under its $40 million three-year secured, reducing revolving credit agreement (the "Agreement"), and as a result, the availability under the Agreement was $26.8 million. Interest rates on borrowings at March 31, 2003 ranged from 3.125% to 4.125%.

Note E - Capital Stock and Stock Options
Cash Dividends: On January 16, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.0625 per share to stockholders of record on February 6, 2003, paid on February 20, 2003. On April 29, 2003, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 5, 2003, to be paid on May 20, 2003.

Loss Per Share: Basic and diluted loss per share have been computed by dividing net loss by the weighted average number of common shares outstanding of 10,561,000 for the three months ended March 31, 2003 and 10,493,000 for the three months ended March 31, 2002. The effects of outstanding stock options on the weighted average number of common shares outstanding have been excluded for purposes of determining diluted loss per share for all periods presented as their effects would be antidilutive.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note E - Capital Stock and Stock Options (continued)

Accounting for Stock Option Plan: The Company has a stock option plan, which is more fully described in the footnotes to the financial statements included in the Company's Annual Report on Form 10-K for  the year ended December 31, 2002.  The Company accounts  for
options  granted  under  the  plan  under  the  recognition   and
measurement  principles of APB Opinion No.  25,  "Accounting  for
Stock  Issued  to  Employees", and related  interpretations.   No
stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                         Three Months
                                        Ended March 31,
                                         (in thousands,
                                      except per share data)
         <c>                                 2003       2002
        Net loss, as reported               ($602)    ($1,197)
        Deduct:   Total stock option
          employee compensation expense
          determined under fair value
          based method for all awards,
          net of related tax effects           (8)        (47)
        Proforma net loss                   ($610)    ($1,244)

        Loss per common share:
          Basic and diluted - as reported  ($0.06)     ($0.11)
          Basic and diluted - proforma     ($0.06)     ($0.12)

Note F - Sale of Prestige Companies

Effective September 27, 2002, the Company sold its 51% controlling interest in Prestige Italiana, Spa and, together with its minority interest shareholder, caused Prestige Haushaltswaren GmbH (together with Prestige Italiana, Spa, "Prestige Companies") to sell all of its receivables and inventory to a European housewares distributor. Accordingly, the Company has classified the Prestige Companies business as discontinued operations. Net sales for the Prestige Companies totaled $2.2 million for the three-month period ended March 31, 2002. Net loss from the Prestige Companies discontinued operations totaled $117,000 for the three-month period ended March 31, 2002. For 2002, the Company has reclassified its financial statements to reflect the results of operations of the Prestige Companies as discontinued operations.



ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                        Three Months Ended
                                             March 31,
                                          2003        2002
Net sales                                 100.0 %     100.0 %
Cost of sales                              55.3        54.3
Distribution expenses                      18.4        24.1
Selling, general and administrative
expenses                                   30.1        28.3
Loss from operations                      (3.8)       (6.7)
Interest expense                            0.5         0.9
Other income                              (0.1)       (0.1)
Loss before income taxes                  (4.2)       (7.5)
Income tax benefit                        (1.7)       (3.0)
Loss from continuing operations           (2.5)       (4.5)
Loss from discontinued operations             -       (0.4)
Net loss                                  (2.5) %     (4.9) %

Seasonality
Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during its third and fourth quarters. Accordingly, operating results for the three months ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                Three Months Ended March 31, 2003
          Compared to Three Months ended March 31, 2002

Net Sales
Net sales for the three months ended March 31, 2003 were $24.3 million, an increase of $0.1 million or 0.4% over the comparable 2002 period. The increase in sales volume in the first quarter was attributable primarily to slightly higher sales in the Company's core or traditional business, partially offset by lower sales in the Kamenstein business.

Cost of Sales
Cost of sales for the three months ended March 31, 2003 was $13.4 million, an increase of $0.3 million or 2.3% from the comparable 2002 period. Cost of sales as a percentage of net sales increased
to  55.3%  from  54.3%,  primarily  as  a   result  of  selling
discontinued products at aggressive prices during the first quarter of 2003. Excluding discontinued products, the cost of sales as a percentage of net sales was approximately the same as for the prior year quarter.

Distribution Expenses
Distribution expenses for the three months ended March 31, 2003 were $4.5 million, a decrease of $1.4 million, or 23.4%, from the comparable 2002 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse, which were approximately $0.4 million in the first quarter of 2003 as compared to $1.0 million in the first quarter of 2002, distribution expenses decreased by approximately $0.7 million in the first quarter of 2003. The lower expenses were primarily decreased payroll expense, the result of labor efficiencies realized from the new systems in our Robbinsville, New Jersey warehouse.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2003 were $7.3 million, an increase of 6.8%, or $0.5 million, over the comparable 2002 period. The increase was primarily attributable to higher personnel costs, including a planned increase in product development staffing, and increased operating expenses in the outlet stores associated with an increase in the number of stores in operation in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $40 million three-year secured, reducing revolving credit facility under an agreement (the "Agreement") with a group of banks. The credit facility reduces to $35 million at December 31, 2003 and has a maturity date of November 8, 2004. Borrowings under the Agreement are secured by all of the assets of the Company. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, LIBOR rate, or the lender's cost of funds rate. As of March 31, 2003, the Company had $1.7 million of letters of credit and trade acceptances outstanding and $11.5 million of borrowings under the Agreement and, as a result, the availability under the Agreement was $26.8 million. Interest rates on borrowings at March 31, 2003 ranged from $3.125% to 4.125%.

At March 31, 2003, the Company had cash and cash equivalents of $108,000 versus $62,000 at December 31, 2002.

On April 29, 2003, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 5, 2003, to be paid on May 20, 2003. The dividend to be paid will be approximately $660,000.

The   Company  believes  that  its  cash  and  cash  equivalents, internally generated funds and its existing credit arrangements will be sufficient to finance its operations for at least the next twelve months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates all of its purchase orders with its foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, the cost of the Company's purchase orders is generally not subject to change after the time the order is placed. However, the weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United States dollar prices for products. The Company believes it would be able to compensate for any such price increase.

Item  3.   Quantitative and Qualitative Disclosures About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's line of credit bears interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three-month period ended March 31, 2003.


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

Item 6. Exhibit(s) and Reports on Form 8-K.

  (a)Exhibit(s) in the first quarter of 2003:

    Exhibit 99.1 Certification by Jeffrey Siegel, Chief Executive Officer, and Robert McNally, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




  (b)Reports on Form 8-K in the first quarter of 2003: NONE







                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                                                  May 14, 2003
                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)


                                                  May 14, 2003
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)


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



Date:        May 14, 2003


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

Date:        May 14, 2003


___/s/ Robert McNally___________
Robert McNally
Vice President and Chief Financial
Officer







EXHIBIT 99.1

  Certification by Jeffrey Siegel, Chief Executive Officer, and
            Robert McNally, Chief Financial Officer,
   Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.



    I, Jeffrey Siegel, Chief Executive Officer, and I, Robert
McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a
Delaware corporation (the "Company"), each hereby certifies that:


   (1) The Company's periodic report on Form 10-Q for the period ended March 31, 2003 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
   (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                               /s/ Robert McNally
         Jeffrey Siegel                                   Robert McNally
Chief Executive Officer                           Chief Financial Officer

Date:     May 14, 2003                             Date:     May 14, 2003