Form 10-Q
period 2003-06-30
LIFETIME HOAN CORP
filed 2003-08-13
CIK 874396

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes__No X




              APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 Par Value 10,570,274 shares outstanding as of July 31, 2003

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    LIFETIME HOAN CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                               June 30,
                                                2003         December 31,
                                            (unaudited)          2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $132             $62
Accounts receivable, less allowances of
 $1,974 in 2003 and $3,888 in 2002               17,512          19,143
Merchandise inventories                          46,564          41,333
Prepaid expenses                                  1,889           1,603
Deferred income taxes                                 -              15
Other current assets                              2,354           2,505
TOTAL CURRENT ASSETS                             68,351          64,661

PROPERTY AND EQUIPMENT, net                      19,939          20,850
EXCESS OF COST OVER NET ASSETS ACQUIRED          14,952          14,952
OTHER INTANGIBLES,  net                           8,805           9,000
OTHER ASSETS                                      2,090           2,123
  TOTAL ASSETS                                 $114,237        $111,586


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                           $15,500         $14,200
Accounts payable and trade acceptances            6,331           2,720
Accrued expenses                                 13,612          13,894
Income taxes payable                              1,629           2,463
TOTAL CURRENT LIABILITIES                        37,072          33,277

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value, authorized
25,000,000 shares; issued and outstanding
10,570,274 in 2003 and 10,560,704 in 2002           106             106
Paid-in capital                                  61,460          61,405
Retained earnings                                16,078          17,277
Notes receivable for shares issued to
stockholders                                      (479)           (479)
TOTAL STOCKHOLDERS' EQUITY                       77,165          78,309
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $114,237        $111,586

         See notes to consolidated financial statements.






                    LIFETIME HOAN CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)

                                    Three Months         Six Months
                                       Ended                Ended
                                       June 30,           June 30,
                                     2003     2002      2003     2002

Net Sales                          $29,950   $27,281  $54,234  $51,468

Cost of Sales                       17,003    14,461   30,430   27,587
Distribution Expenses                4,302     4,888    8,756   10,658
Selling, General and
 Administrative Expenses             7,268     6,752   14,589   13,650

Income (Loss) from Operations        1,377     1,180      459    (427)

Interest Expense                       180       221      292      448
Other Income                          (18)       (7)     (35)     (29)

Income (Loss) Before Income Taxes    1,215       966      202    (846)

Tax Provision (Benefit)                491       349       82    (383)

Income (Loss) from Continuing
 Operations                            724       617      120    (463)

Loss from Discontinued
 Operations, net of tax                  -     (227)        -    (344)

NET INCOME (LOSS)                     $724      $390     $120   ($807)

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE FROM CONTINUING
 OPERATIONS                          $0.07     $0.06    $0.01  ($0.04)

LOSS PER COMMON SHARE FROM
 DISCONTINUED OPERATIONS                 -   ($0.02)        -  ($0.04)

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE                    $0.07     $0.04    $0.01  ($0.08)


         See notes to consolidated financial statements.



                    LIFETIME HOAN CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                  Six Months Ended
                                                       June 30,
                                                   2003        2002
   OPERATING ACTIVITIES
   Net income (loss)                                $120      $(807)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation and amortization                  1,733       1,766
    Deferred tax provision                           688          99
    Provision for losses on accounts receivable       93          11
    Reserve for sales returns and allowances       3,099       3,075
    Minority interest                                  -       (145)
   Changes in operating assets and liabilities:
    Accounts receivable                          (1,561)       2,141
    Merchandise inventories                      (5,231)     (6,407)
    Prepaid expenses, other current assets
      and other assets                             (102)     (1,159)
    Accounts payable, trade acceptances
      and accrued expenses                         3,329       (530)
   Accrued income taxes payable                  (1,507)           -

   NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                       661     (1,956)

   INVESTING ACTIVITIES
   Purchase of property and equipment, net         (627)     (1,089)

   NET CASH USED IN INVESTING ACTIVITIES           (627)     (1,089)

   FINANCING ACTIVITIES
   Proceeds from (repayment of) short-term
    borrowings, net                                1,300       (753)
   Proceeds from exercise of stock options            55          31
   Cash dividends paid                           (1,319)     (1,312)

   NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                        36     (2,034)

   EFFECT OF EXCHANGE RATES ON CASH AND CASH
    EQUIVALENTS                                        -         324

   INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                       70     (4,755)
   Cash and cash equivalents at beginning of
    period                                            62       5,021

   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $132        $266

         See notes to consolidated financial statements.

                    LIFETIME HOAN CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market.

Note C - Distribution Expenses
Distribution expenses primarily consist of freight-out, warehousing expenses, and handling costs of products sold. These expenses also include relocation charges, duplicate rent and other costs associated with the Company's move into its Robbinsville, New Jersey warehouse, amounting to $0.1 million in the second quarter of 2003 as compared to $0.5 million in the second quarter of 2002 and $0.5 million for the six-month period ended June 30, 2003 as compared to $1.5 million for the six-month period ended June 30, 2002.

Note D - Credit Facilities
As of June 30, 2003, the Company had $1.9 million of letters of credit and trade acceptances outstanding and $15.5 million of borrowings under its $40 million three-year secured, reducing revolving credit agreement (the "Agreement"), and as a result, the availability under the Agreement was $22.6 million. Interest rates on borrowings at June 30, 2003 ranged from 2.75% to 3.125%.

Note E - Capital Stock and Stock Options
Cash Dividends: On January 16, 2003, the Board of Directors declared a quarterly cash dividend of $0.0625 per share to stockholders of record on February 6, 2003, paid on February 20, 2003. On April 29, 2003, the Board of Directors declared a quarterly cash dividend of $0.0625 per share to stockholders of record on May 5, 2003, paid on May 20, 2003. On July 31, 2003, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on August 5, 2003, to be paid on August 19, 2003.

Earnings (Loss) Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,563,000 for the three months ended June 30, 2003 and 10,498,000 for the three months ended June 30, 2002. For the six month period ended June 30, 2003 and June 30, 2002, the weighted average number of common shares outstanding were 10,562,000 and 10,495,000, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 10,637,000 for the three months ended June 30, 2003 and 10,574,000 for the three months ended June 30, 2002. For the six month periods ended June 30, 2003 and June 30, 2002, the diluted number of common shares outstanding were 10,599,000 and 10,495,000, respectively. For the six month period ended June 30, 2002, the effects of outstanding stock options on the weighted average number of common shares outstanding have been excluded for purposes of determining diluted earnings per share as their effects would be antidilutive.
                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

Note E - Capital Stock and Stock Options (continued)
Accounting for Stock Option Plan: The Company has a stock option plan, which is more fully described in the footnotes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for options granted under the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income
(loss), as all options granted under the plans had an exercise price equal to the market values of the underlying common stock on the dates of grant. The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                               Three Months      Six Months Ended
                              Ended June 30,         June 30,
                              (in thousands,      (in thousands,
                             except per share    except per share
                                   data)               data)
                                 2003     2002     2003     2002
Net income (loss), as reported   $724     $390     $120   ($807)
Deduct:  Total stock option
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects       (7)     (49)     (23)     (97)
Proforma net income (loss)       $717     $341      $97   ($904)

Income  (loss) per common share:
Basic and diluted - as reported $0.07    $0.04    $0.01  ($0.08)
Basic and diluted - proforma    $0.07    $0.03    $0.01  ($0.09)

Note F - Sale of Prestige Companies
Effective September 27, 2002, the Company sold its 51% controlling interest in Prestige Italiana, Spa and, together with its minority interest shareholder, caused Prestige Haushaltswaren GmbH (together with Prestige Italiana, Spa, the "Prestige Companies") to sell all of its receivables and inventory to a European housewares distributor. Accordingly, the Company has classified the Prestige Companies business as discontinued operations. Net sales for the Prestige Companies totaled $2.1 million for the three-month period ended June 30, 2002 and $4.3 million for the six-month period ended June 30, 2002. Net loss from the Prestige Companies discontinued operations totaled $227,000 for the three-month period ended June 30, 2002 and $344,000 for the six-month period ended June 30, 2002. For all periods in 2002, the Company has reclassified its financial statements to reflect the results of operations of the Prestige Companies as discontinued operations.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                 Three Months       Six Months
                                     Ended             Ended
                                   June 30,          June 30,
                                2003    2002       2003    2002

Net sales                       100.0 % 100.0 %    100.0 % 100.0 %
Cost of sales                    56.8    53.1       56.1    53.6
Distribution expenses            14.3    17.9       16.1    20.7
Selling, general and
 administrative expenses         24.3    24.7       26.9    26.5
Income (loss) from operations     4.6     4.3        0.9   (0.8)
Interest expense                  0.6     0.8        0.5     0.9
Other income                        -       -          -   (0.1)
Income (loss) before income taxes 4.0     3.5        0.4   (1.6)
Tax provision (benefit)           1.6     1.3        0.2   (0.7)
Income (loss) from continuing
 operations                       2.4     2.2        0.2   (0.9)
Loss from discontinued
 operations, net of tax             -   (0.8)          -   (0.7)
Net income (loss)                 2.4 %   1.4 %      0.2 % (1.6) %

Seasonality
Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during its third and fourth quarters. Accordingly, operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                Three Months Ended June 30, 2003
          Compared to Three Months ended June 30, 2002

Net Sales
Net sales for the three months ended June 30, 2003 were approximately $30.0 million, an increase of $2.7 million or 9.8% over net sales for the prior year's corresponding period. The increase in sales volume was attributable primarily to higher sales of kitchen tools and gadgets, as well as increased sales of Kamenstein pantryware products.

Cost of Sales
Cost of sales for the three months ended June 30, 2003 was $17.0 million, an increase of $2.5 million or 17.6% from the comparable 2002 period. Cost of sales as a percentage of net sales increased to 56.8% from 53.1%, primarily as a result of higher sales of licensed branded products which generate lower margins due to the added costs of royalties and, to a lesser extent, a higher cost of sales-to-net sales relationship for Kamenstein products in the 2003 quarter.

Distribution Expenses
Distribution expenses for the three months ended June 30, 2003 were $4.3 million, a decrease of $0.6 million or 12.0% from the comparable 2002 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse of $0.1 million for the three months ended June 30, 2003 and $0.5 million for the three months ended June 30, 2002, distribution expenses decreased by approximately $0.2 million or 5.1% in the second quarter of 2003 as compared to the second quarter of 2002. The lower expenses were primarily decreased payroll expenses, the result of labor efficiencies realized from the new systems in the Company's Robbinsville, New Jersey warehouse.


Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2003 were $7.3 million, an increase of $0.5 million or 7.6% over the comparable 2002 period. The increase in selling, general and administrative expenses was due principally to increased personnel costs, including planned additions in the sales and product design departments and higher professional fees.



                 Six Months Ended June 30, 2003
           Compared to Six Months ended June 30, 2002

Net Sales
Net sales for the six months ended June 30, 2003 were $54.2 million, an increase of $2.8 million or 5.4% as compared to the corresponding 2002 period. The increase in sales volume was attributable primarily to higher sales of kitchen tools and gadgets and increased sales of Kamenstein pantryware products.

Cost of Sales
Cost of sales for the six months ended June 30, 2003 was $30.4 million, an increase of $2.8 million or 10.3% from the comparable 2002 period. Cost of sales as a percentage of net sales increased to 56.1% from 53.6%, primarily as a result of higher sales of licensed branded products which generate lower margins due to the added costs of royalties and, to a lesser extent, a higher cost of sales-to-net sales relationship of Kamenstein products for the 2003 periods.

Distribution Expenses
Distribution expenses for the six months ended June 30, 2003 were $8.8 million, a decrease of $1.9 million or 17.8% from the comparable 2002 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse of approximately $0.5 million for the six month period ended June 30, 2003 and $1.5 million for the six-month period ended June 30, 2002, distribution expenses decreased by approximately $0.9 million in the six month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002. The lower expenses were primarily decreased payroll expenses, the result of labor efficiencies realized from the new systems in the Company's Robbinsville, New Jersey warehouse.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2003 were $14.6 million, an increase of $0.9 million or 6.9% from the comparable 2002 period. The increase in selling, general and administrative expenses was due principally to increased personnel costs, including planned additions in the sales and product design departments.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $40 million three-year secured, reducing revolving credit facility under an agreement (the "Agreement") with a group of banks. The facility matures on November 8, 2004. Borrowings under the Agreement are secured by all of the assets of the Company and the facility reduces to $35 million at December 31, 2003. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, LIBOR rate, or the lender's cost of funds rate. As of June 30, 2003, the Company had $1.9 million of letters of credit and trade acceptances outstanding and $15.5 million of borrowings under the agreement and, as a result, the availability under the Agreement was $22.6 million. Interest rates on borrowings at June 30, 2003 ranged from 2.75% to 3.125%.

At June 30, 2003, the Company had cash and cash equivalents of $132,000 as compared to $62,000 at December 31, 2002.

On  July  31,  2003,  the Board of Directors declared  a  regular quarterly  cash dividend of $0.0625 per share to shareholders  of
record  on  August 5, 2003 to be paid on August  19,  2003.   The
dividend to be paid will be approximately $661,000.

The   Company  believes  that  its  cash  and  cash  equivalents, internally generated funds and its existing credit arrangements will be sufficient to finance its operations for at least the next 12 months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates predominantly all of its purchase orders with its foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuation in foreign currencies, the Company's cost for any purchase order is not subject to change after the time the order is placed. However, any weakening of the United States dollar against local currencies could lead certain manufacturers to increase United States dollar prices for their products. The Company believes it would be able to compensate for any such price increase.

Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's line of credit bear interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the six-month period ended June 30, 2003.

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

Item 1.  Legal Proceedings
    Not applicable.

Item 2.  Changes in Securities and Use of Proceeds
    Not applicable

Item 3.  Defaults Upon Senior Securities
    Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

    The Company's annual meeting of stockholders was held on June
12, 2003.  At the meeting, all six director nominees were elected and the appointment of Ernst & Young LLP as independent auditors was ratified.
        (a) The following directors were elected to hold office until the next annual meeting of stockholders by the votes indicated:
                                FOR     WITHHOLD
          Jeffrey Siegel     7,924,586   58,362
          Bruce Cohen        7,924,086   58,862
          Craig Phillips     7,924,586   58,362
          Ronald Shiftan     7,924,486   58,462
          Howard Bernstein   7,913,831   69,117
          Leonard Florence   7,946,156   36,792

        (b) The appointment of Ernst & Young as the independent
          auditors to audit the Company's financial statements
          for the fiscal year ending December 31, 2003 was
          ratified by the following vote:
             FOR       WITHHOLD   EXCEPTIONS/ABSTAIN
          7,972,528     2,600          7,820


Item 5.  Other Information
    Not applicable.


Item 6.  Exhibit(s) and Reports on Form 8-K.

        (a) Exhibit(s) in the second quarter of 2003:

           Exhibit 10.37 Amendment  No.  6  to  Outlet   Store
                         Operating Agreement, dated as of April  30,
                         2003  (the  "Amendment"),  made   by   and
                         between  Outlet  Retail  Stores,  Inc.  and
                         Cookware Concepts, Inc.

           Exhibit 31 Certification by Jeffrey Siegel, Chief Executive Officer, and Robert McNally, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32    Certification  by  Jeffrey  Siegel,
                         Chief   Executive   Officer,   and   Robert
                         McNally, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K:
                         On April 30, 2003, the Company filed a report on Form 8-K announcing results of operations and financial condition for its first quarter ended March 31, 2003.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation


                                                  August 14, 2003
                        /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)



                                                  August 14, 2003
                        /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)



                           EXHIBIT 31

                         CERTIFICATIONS

I, Jeffrey Siegel, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Lifetime Hoan Corporation ("the registrant");

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-
      15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15f) for the registrant and we have:

        a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
        c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our
           conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:        August 14, 2003


        __/s/ Jeffrey Siegel______________
        Jeffrey Siegel
        President and Chief Executive Officer


                         CERTIFICATIONS

I, Robert McNally, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Lifetime Hoan Corporation ("the registrant");

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-
     15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15f) for the registrant and we have:
       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our
          conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:        August 14, 2003


        ___/s/ Robert McNally___________
        Robert McNally
        Vice President and Chief Financial Officer




                           EXHIBIT 32

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



        I, Jeffrey Siegel, Chief Executive Officer, and I, Robert
McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a
Delaware corporation (the "Company"), each hereby certifies that:


   (1) The Company's periodic report on Form 10-Q for the period ended June 30, 2003 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
   (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Jeffrey Siegel                               /s/ Robert McNally
      Jeffrey Siegel                                   Robert McNally
Chief Executive Officer                          Chief Financial Officer

Date:     August 14, 2003                        Date:     August 14, 2003



                          EXHIBIT 10.37

                       AMENDMENT NO. 6 TO
                OUTLET STORE OPERATING AGREEMENT

This Amendment No. 6 to Outlet Store Operating Agreement, dated as of April 30, 2003 (the "Amendment"), is made by and between Outlet Retail Stores, Inc., a Delaware corporation having offices at One Merrick Avenue, Westbury, New York 11590 ("ORSI"), and Cookware Concepts, Inc., a Delaware corporation having offices at 525 Curtola Parkway, Vallejo, California 94590 ("CCI").

WHEREAS, ORSI and CCI are parties to that certain Outlet Store Operating Agreement, dated as of June 30, 1997, effective as of July 1, 1997 (the "Original Agreement") and amended by agreements dated as of July 1, 1998 ("Amendment No. 1"), August 4, 1999 ("Amendment No. 2"), January 1, 2000 ("Amendment No. 3", sometimes referred to as the Salton Agreement and which by its terms terminated on December 31, 2001), December 17, 2002 ("Amendment No. 4") and March 31, 2003 ("Amendment No. 5"). The Original Agreement together with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 are hereinafter referred to collectively as the "Agreement".

WHEREAS, ORSI and CCI now desire to amend certain aspects of the Agreement

WHEREAS, in consideration of the mutual benefits to be derived by each party, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, ORSI and CCI have agreed to further amend the Agreement.

NOW, THEREFORE, the parties hereto agree as follows:

SECTION I.  DEFINITIONS

1.1   Defined  Terms.  Capitalized  terms  used  herein   without
definition shall have the meanings ascribed thereto in the Agreement.

SECTION 2. AGREEMENT CHANGES

2.1 The fourth WHEREAS clause in the recitals to the Agreement is deleted in its entirety and replaced with the following:

     "WHEREAS, ORSI and CCI wish to enter into an arrangement whereby, among other things, 30% of the square footage of each Farberware Outlet Store will be devoted to Meyer Products and CCI will assume 30% of the costs and expenses of the development and operation of Farberware Outlet Stores".

2.2  The  definition  of the term "Meyer Products"  contained  in
Section 1 of the Agreement is deleted in its entirety and replaced with the following:

     "Meyer Products" means certain Farberware-branded cookware, namely pots and pans made of stainless steel, aluminum, anodized aluminum or cast iron (but not including bakeware and electrically operated cookware), sold by CCI pursuant to the Meyer Agreement and certain non-Farberware-branded cookware, namely pots and pans made of stainless steel, aluminum, anodized aluminum or cast iron (but not including bakeware and electrically operated cookware), made by or for, or sold by, CCI that compete with such Farberware-branded products. If the parties to this Agreement disagree as to whether any product is a "Meyer Product" for purposes of this Agreement, the parties to this Agreement shall discuss the matter in an attempt to resolve thematter. If the parties to this Agreement are unable to resolve the matter within ten days after either party shall have advised the other party of the disagreement, ORSI shall determine whether the product is a "Meyer Product" for purposes of this Agreement. Notwithstanding the foregoing, (a) CCI is permitted to sell stockpots, tea kettles made of stainless steel, aluminum or anodized aluminum, two SKUs of enamel-on-steel tea kettles and Circulon branded textiles in the Farberware Outlet Stores and (b) ORSI is permitted to sell enamel-on-steel tea kettles, two SKUs of tea kettles made of stainless steel, aluminum or anodized aluminum and stock pots in the Farberware Outlet Stores. "

2.3  The  paragraph  entitled "Term"  that  immediately  precedes
Section 3 of the Agreement is deleted in its entirety and replaced with the following paragraph designated as Section 2:

    "2. Term. This Agreement shall commence on July 1, 1997 (the "Effective Date") and continue until September 30, 2007, (the "Initial Term"), and shall thereafter continue for successive renewal terms of one (1) year (each, a "Renewal Term"), unless either party shall give written notice, not less than six (6) months prior to the end of the Initial Term or any Renewal Term of its intention to terminate this Agreement at the end of the Initial Term or such Renewal Term, as the case may be."

2.4  Sections 3(a)(i), 3(a)(ii), 3(b), 6(h) and 7(d)(ii)  of  the
Agreement are hereby amended by deleting each reference to "50%" and inserting in lieu thereof "30%."

2.5 Section 6(f) of the Agreement is hereby amended by deleting the last sentence thereof in its entirety and replacing it with the following:

    "For all fixturing that is common to both companies, CCI will pay 30% of the cost and ORSI will pay 70% of the cost."

2.6 Section 3(b)(xi) of the Agreement is hereby amended by deleting the reference to "$40,000" and inserting in lieu thereof
"$70,000".

2.7 The new subsection added to the Agreement by Section 2.4 of Amendment No. 2 and inadvertently incorrectly designated therein as new Section 3(b)(xi) of the Agreement is deleted in its entirety and replaced with the following:

"(xii) The actual costs plus estimated internal costs of LHC, calculated in good faith, incurred in connection with design, graphics, art and miscellaneous relating to the Farberware Outlet Stores. It is agreed that this allocation will not exceed $200,000 per annum."

2.8 Section 5(c) of the Agreement is hereby amended by deleting the reference to "five (5) years" and inserting in lieu thereof
"three (3) years".

2.9 Section 5(g)(ii) of the Agreement is deleted in its entirety and replaced with the following:

(ii) In connection with a determination by ORSI to close down the business of the Farberware Outlet Stores, CCI shall have a right of first refusal to acquire such business on terms no less favorable to ORSI than it would receive upon the liquidation of such business.

2.10 Section 5(g)(iii) of the Agreement is deleted in its entirety and replaced with the following:

"(iii) In the event ORSI liquidates the business of the Farberware Outlet Stores, CCI shall be entitled to receive, after the payment of all liabilities of such business, 30% of the remaining proceeds, if any, allocable to the capital assets of such business."

2.11 Section 6(a) of the Agreement is hereby amended by adding thereto the following sentences:

"Notwithstanding the foregoing, CCI shall use its best efforts to limit the Meyer Products with which CCI shall stock any Farberware Outlet Store to no more than 30% of the square footage of the display space and the storage space of such Farberware Outlet Store. Whenever ORSI shall determine that Meyer Products exceed 30% of the square footage of the display space and the storage space of such Farberware Outlet Store, ORSI shall notify CCI that such a condition exists and CCI shall attempt to develop a plan to remedy such condition as soon as practicable. In the event that ORSI and CCI cannot agree upon such a remedy in a timely manner, ORSI may, without further notice to CCI, (i) refuse to accept any additional Meyer Products delivered to such Farberware Outlet Store and (ii) package and return to CCI, at CCI's cost, such Meyer Products as ORSI shall select, in its sole discretion, in order that the Meyer Products with which CCI shall have stocked such Farberware Outlet Store shall not occupy more than 30% of the square footate of the display space and the storage space of such Farberware Outlet Store."

2.12 The last sentence of Section 6(j) of the Agreement is deleted in its entirety and replaced with the following:

"Furthermore, it is understood that it would be detrimental to the Farberware Outlet Stores if CCI sold any Meyer Product [that is Farberware licensed] at any Farberware Outlet Store at a price greater than the price at which any competitor is selling such Meyer Product and, accordingly, CCI agrees that it will not knowingly sell any Meyer Product [that is Farberware licensed] at any Farberware Outlet Store at a price greater than the price at which any competitor is selling such Meyer Product."

2.13 Section 12(a) of the Agreement is hereby amended by deleting the addresses and facsimile numbers set forth therein to which notices, requests, demands or other communications to ORSI required or permitted to be given or made under the Agreement shall be delivered or sent and inserting in lieu thereof the following:

"If to ORSI:    Outlet Retail Stores, Inc.
        One Merrick Avenue
        Westbury, New York 11590
        Attention:  Jeffrey Siegel, President
        Fax: (516) 683-6006

With a copy to:  Samuel B. Fortenbaugh III
        1211 Avenue of the Americas
        27th Floor New York, NY 10036
        Fax: (212) 596-3391"

2.14 The first sentence of Section 12(l) of the Agreement is deleted in its entirety and replaced with the following:

"The  following provisions shall survive the termination of  this
Agreement:  3(b),  3(c), 3(d), 4, 5(b), 5(d), 6(c),  6(g),  6(h),
6(i), 6(k), 7(d), 8, 11, 12(a), 12(i), 12(j) and 12(k)."

SECTION 3.  EFFECTIVENESS OF AMENDMENT

3.1 Effectiveness. Following the execution and delivery by the parties hereto of this Amendment, this Amendment shall be deemed effective as of October 1, 2003.

SECTION 4.  MISCELLANEOUS

4.2 Agreement Amended. Subject to the provisions of Section 4 hereof, this Amendment shall be deemed to be an amendment to the Agreement. All references to the Agreement in any other document, instrument, agreement or writing hereafter shall be deemed to refer to the Agreement as amended hereby.

4.2 Successors and Assigns. This Amendment shall be binding upon and inure to the benefit of the parties to the Agreement and their respective successors and assigns.

4.3 Governing Law. This Amendment and the rights and obligation of the parties hereunder shall be construed in accordance with and governed by the law of the State of New York, without regard to conflict of laws principles.

4.4 Counterparts. This Amendment may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have each caused this Amendment to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


    OUTLET RETAIL STORES, INC.

    By: _________________________________
    Name:   Jeffrey Siegel
    Title:  President and CEO

    COOKWARE CONCEPTS, INC.

    By: _________________________________
    Name:
    Title: