Form 10-Q
period 2003-09-30
LIFETIME HOAN CORP
filed 2003-11-14
CIK 874396

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended September 30, 2003

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

Common Stock, $.01 Par Value  10,688,186 shares outstanding as of
                        October 31, 2003

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    LIFETIME HOAN CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                         September 30,
                                              2003          December 31,
                                          (unaudited)           2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $213            $62
Accounts receivable, less allowances of
 $2,401 in 2003 and $3,888 in 2002             28,114         19,143
Merchandise inventories                        56,357         41,333
Prepaid expenses                                2,167          1,603
Deferred income taxes                               -             15
Other current assets                            2,330          2,505
TOTAL CURRENT ASSETS                           89,181         64,661

PROPERTY AND EQUIPMENT, net                    19,985         20,850
EXCESS OF COST OVER NET ASSETS ACQUIRED        14,952         14,952
OTHER INTANGIBLES, net                          8,708          9,000
OTHER ASSETS                                    2,120          2,123
  TOTAL ASSETS                               $134,946       $111,586

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                         $26,500        $14,200
Accounts payable and trade acceptances          7,482          2,720
Accrued expenses                               17,249         13,894
Income taxes payable                            3,573          2,463
TOTAL CURRENT LIABILITIES                      54,804         33,277

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value, authorized
 25,000,000 shares; issued and outstanding
 10,688,186 in 2003 and 10,560,704 in 2002        107            106
Paid-in capital                                62,210         61,405
Retained earnings                              18,304         17,277
Notes receivable for shares issued to
 stockholders                                   (479)          (479)
TOTAL STOCKHOLDERS' EQUITY                     80,142         78,309

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $134,946       $111,586

         See notes to consolidated financial statements.





                    LIFETIME HOAN CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)

                                     Three Months       Nine Months
                                         Ended             Ended
                                     September 30,     September 30,
                                     2003     2002     2003     2002

Net Sales                          $44,068  $32,235  $98,302  $83,703
Cost of Sales                       25,552   17,612   55,982   45,199
Distribution Expenses                5,337    4,885   14,103   15,543
Selling, General and
 Administrative Expenses             8,163    7,435   22,742   21,085

Income from Operations               5,016    2,303    5,475    1,876

Interest Expense                       189      239      480      687
Other Income                          (16)     (18)     (51)     (47)

Income Before Income Taxes           4,843    2,082    5,046    1,236

Tax Provision                        1,956      854    2,038      471

Income from Continuing Operations    2,887    1,228    3,008      765

Discontinued Operations:
Loss from Discontinued
 Operations, net of tax                  -    (151)        -    (495)

Loss on Disposal, net of tax             -    (534)        -    (534)

Total Loss from Discontinued
 Operations                              -    (685)        -  (1,029)

NET INCOME (LOSS)                   $2,887     $543   $3,008   ($264)

BASIC AND DILUTED INCOME PER COMMON
 SHARE FROM CONTINUING OPERATIONS    $0.27    $0.12    $0.28    $0.07


LOSS PER COMMON SHARE FROM
 DISCONTINUED OPERATIONS                 -  ($0.07)        -  ($0.10)

BASIC AND DILUTED INCOME (LOSS) PER
 COMMON SHARE                        $0.27    $0.05    $0.28  ($0.03)


         See notes to consolidated financial statements.



                    LIFETIME HOAN CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                  2003        2002
OPERATING ACTIVITIES
 Net income (loss)                              $3,008       ($264)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
 Loss on sale of discontinued operations             -          534
 Depreciation and amortization                   2,639        2,623
 Deferred tax provision (benefit)                  422         (77)
 Provision for losses on accounts receivable        91           53
 Reserve for sales returns and allowances        5,579        5,171
 Changes in operating assets and liabilities:
  Accounts receivable                         (14,641)      (4,968)
  Merchandise inventories                     (15,024)     (13,545)
  Prepaid expenses, other current assets
   and other assets                              (386)      (1,581)
  Accounts payable, trade acceptances
   and accrued expenses                          8,117        2,163
  Accrued income taxes payable                     703            -
  Discontinued operations                            -        3,257

NET CASH USED IN OPERATING ACTIVITIES          (9,492)      (6,634)

INVESTING ACTIVITIES
 Purchase of property and equipment, net       (1,482)      (1,279)

NET CASH USED IN INVESTING ACTIVITIES          (1,482)      (1,279)

FINANCING ACTIVITIES
 Proceeds from short-term borrowings, net       12,300        4,753
 Proceeds from the exercise of stock options       806          304
 Cash dividends paid                           (1,981)      (1,968)

NET CASH PROVIDED BY FINANCING ACTIVITIES       11,125        3,089

EFFECT OF EXCHANGE RATE ON CASH AND CASH
 EQUIVALENTS                                         -        (172)

  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     151      (4,996)
  Cash and cash equivalents at beginning of
   period                                           62        5,021

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $213          $25

         See notes to consolidated financial statements.

                    LIFETIME HOAN CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market.

Note C - Distribution Expenses
Distribution   expenses   primarily   consist   of   freight-out,
warehousing expenses, and handling costs of products sold. These expenses also include relocation charges, duplicate rent and
other   costs  associated  with  the  Company's  move  into   its
Robbinsville, New Jersey warehouse, amounting to $0.1 million in the third quarter of 2003 as compared to $0.3 million in the third quarter of 2002 and $0.6 million for the nine-month period ended September 30, 2003 as compared to $1.8 million for the nine-month period ended September 30, 2002.

Note D - Credit Facilities
As of September 30, 2003, the Company had $1.2 million of letters of credit and trade acceptances outstanding and $26.5 million of borrowings under its $40 million three-year secured, reducing revolving credit agreement (the "Agreement"), and as a result, the availability under the Agreement was $12.3 million. Interest rates on borrowings at September 30, 2003 ranged from 2.75% to 3.06%.

Note E - Capital Stock and Stock Options
Cash Dividends: On January 16, 2003, the Board of Directors declared a quarterly cash dividend of $0.0625 per share to stockholders of record on February 6, 2003, paid on February 20, 2003. On April 29, 2003, the Board of Directors declared a quarterly cash dividend of $0.0625 per share to stockholders of record on May 5, 2003, paid on May 20, 2003. On July 31, 2003, the Board of Directors declared a quarterly cash dividend of $0.0625 per share to stockholders of record on August 5, 2003, paid on August 19, 2003. On October 30, 2003, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on November 4, 2003, to be paid on November 20, 2003.

Earnings (Loss) Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,628,000 for the three months ended  September  30, 2003 and 10,512,000 for  the  three  months ended September 30, 2002. For the nine-month period ended September 30, 2003 and September 30, 2002, the weighted average number of common shares outstanding were 10,584,000 and 10,501,000, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 10,784,000 for the three months ended September 30, 2003 and 10,536,000 for the three months ended September 30, 2002. For the nine-month periods ended September 30, 2003 and September 30, 2002, the diluted number of common shares outstanding were 10,660,000 and 10,534,000, respectively.
                    LIFETIME HOAN CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

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

                             Three Months     Nine Months
                                Ended            Ended
                            September 30,     September 30,
                            (in thousands,   (in thousands,
                              except per    except per share
                             share data)         data)

                                  2003    2002     2003     2002
Net income (loss), as reported  $2,887    $543   $3,008   ($264)
Deduct: Total stock option
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects        (19)    (43)     (42)    (139)
Proforma net income (loss)      $2,868    $500   $2,966   ($403)

Income (loss) per common share:
Basic and diluted - as reported  $0.27   $0.05    $0.28  ($0.03)
Basic and diluted - proforma     $0.27   $0.05    $0.28  ($0.04)

Note F - Sale of Prestige Companies
Effective September 27, 2002, the Company sold its 51% controlling interest in Prestige Italiana, Spa and, together with its minority interest shareholder, caused Prestige Haushaltswaren GmbH (together with Prestige Italiana, Spa, the "Prestige Companies") to sell all of its receivables and inventory to a European housewares distributor. Accordingly, the Company has classified the Prestige Companies business as discontinued operations. Net sales for the Prestige Companies totaled $2.1 million for the three-month period ended September 30, 2002 and $6.4 million for the nine-month period ended September 30, 2002. Net loss from the Prestige Companies discontinued operations and disposal totaled $0.7 million for the three-month period ended September 30, 2002 and $1.0 million for the nine-month period ended September 30, 2002. For all periods in 2002, the Company has reclassified its financial statements to reflect the results of operations of the Prestige Companies as discontinued operations.



ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                 Three Months       Nine Months
                                     Ended             Ended
                                 September 30,     September 30,
                                2003    2002       2003     2002

Net sales                      100.0 % 100.0 %    100.0 %  100.0 %
Cost of sales                   58.0    54.6       56.9     54.0
Distribution expenses           12.1    15.2       14.4     18.6
Selling, general and
 administrative expenses        18.5    23.1       23.1     25.2
Income from operations          11.4     7.1        5.6      2.2
Interest expense                 0.4     0.7        0.5      0.8
Other income                       -   (0.1)      (0.1)    (0.1)
Income before income taxes      11.0     6.5        5.2      1.5
Tax provision                    4.4     2.6        2.1      0.6
Income from continuing
 operations                      6.6     3.9        3.1      0.9
Loss from discontinued
 operations, net of tax            -   (0.5)          -    (0.6)
Loss on disposal, net of tax       -   (1.7)          -    (0.6)
Net income (loss)                6.6 %   1.7 %      3.1 %  (0.3) %

Seasonality
Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during its third and fourth quarters. Accordingly, operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

              Three Months Ended September 30, 2003
        Compared to Three Months ended September 30, 2002

Net Sales
Net sales for the three months ended September 30, 2003 were approximately $44.1 million, an increase of $11.8 million, or 36.7%, over net sales for the prior year's corresponding quarter. The increase in sales volume was attributable primarily to increased shipments of kitchen tools and gadgets, bakeware, the Company's newly designed S'mores Makers, and Kamenstein pantryware products.

Cost of Sales
Cost of sales for the three months ended September 30, 2003 was $25.6 million, an increase of $7.9 million, or 45.1% over the comparable 2002 period. Cost of sales as a percentage of net sales increased to 58.0% from 54.6%, primarily as a result of higher sales of licensed branded products which generate lower margins due to the added costs of royalties and, to a lesser extent, a higher cost of sales-to-net sales relationship for Kamenstein products in the 2003 quarter.

Distribution Expenses
Distribution expenses for the three months ended September 30, 2003 were $5.3 million, an increase of $0.5 million or 9.3% from the comparable 2002 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse of $0.1 million for the three months ended September 30, 2003 and $0.3 million for the three months ended September 30, 2002, distribution expenses increased by approximately $0.6 million or 12.2% in the third quarter of 2003 as compared to the third quarter of 2002. The higher expenses were primarily increased personnel and freight-out costs related to the increased shipping levels. As a percentage of net sales, distribution expenses were 12.1% in the third quarter of 2003 as compared to 15.2% in 2002. This improved relationship reflects the benefits of labor savings generated by the new systems in our Robbinsville, New Jersey warehouse.


Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2003 were $8.2 million, an increase of $0.7 million or 9.8% over the comparable 2002 period. The increase in selling, general and administrative expenses was due principally to increased personnel costs, including planned additions in the sales and product design departments and higher professional fees.



              Nine Months Ended September 30, 2003
        Compared to Nine Months ended September 30, 2002

Net Sales
Net sales for the nine months ended September 30, 2003 were $98.3 million, an increase of $14.6 million or 17.4% as compared to the corresponding 2002 period. The increase in sales volume was attributable primarily to higher sales of kitchen tools and gadgets, sales of the Company's newly designed S'mores Makers and increased sales of Kamenstein pantryware products.

Cost of Sales
Cost of sales for the nine months ended September 30, 2003 was $56.0 million, an increase of $10.8 million or 23.9% from the comparable 2002 period. Cost of sales as a percentage of net sales increased to 56.9% from 54.0%, primarily as a result of higher sales of licensed branded products which generate lower margins due to the added costs of royalties and, to a lesser extent, a higher cost of sales-to-net sales relationship of Kamenstein products for the 2003 periods.

Distribution Expenses
Distribution expenses for the nine months ended September 30, 2003 were $14.1 million, a decrease of $1.4 million or 9.3% from the comparable 2002 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse of approximately $0.6 million for the nine-month period ended September 30, 2003 and $1.8 million for the nine-month period ended September 30, 2002, distribution expenses decreased by approximately $0.3 million in the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002. The lower expenses were primarily decreased payroll expenses, the result of labor efficiencies realized from the new systems in the Company's Robbinsville, New Jersey warehouse.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2003 were $22.7 million, an increase of $1.7 million or 7.9% from the comparable 2002 period. The increase in selling, general and administrative expenses was due principally to increased personnel costs, including planned additions in the sales and product design departments.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $40 million three-year secured, reducing revolving credit facility under an agreement (the "Agreement") with a group of banks. The facility matures on November 8, 2004. Borrowings under the Agreement are secured by all of the assets of the Company and the facility reduces to $35 million at December 31, 2003. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, LIBOR rate, or the lender's cost of funds rate. As of September 30, 2003, the Company had $1.2 million of letters of credit and trade acceptances outstanding and $26.5 million of borrowings under the agreement and, as a result, the availability under the Agreement was $12.3 million. Interest rates on borrowings at September 30, 2003 ranged from 2.75% to 3.06%.

At September 30, 2003, the Company had cash and cash equivalents of $213,000 as compared to $62,000 at December 31, 2002.

On  October 30, 2003, the Board of Directors declared  a  regular quarterly  cash dividend of $0.0625 per share to shareholders  of
record on November 4, 2003 to be paid on November 20, 2003.   The
dividend to be paid will be approximately $668,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's line of credit bears interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company during the nine-month period ended September 30, 2003.

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

Item 1. Legal Proceedings
    Not applicable.

Item 2. Changes in Securities and Use of Proceeds
    Not applicable

Item 3. Defaults Upon Senior Securities
    Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders
    Not applicable

Item 5. Other Information
    Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits in the third quarter of 2003:

           Exhibit 31.1    Certification by Jeffrey Siegel, Chief
                      Executive  Officer, pursuant to  Rule  13a-
                      14(a)  or  Rule 15d-14(a) of the Securities
                      and   Exchange  Act  of  1934,  as  adopted
                      pursuant  to  Section 302 of the  Sarbanes-
                      Oxley Act of 2002.

           Exhibit 31.2    Certification by Robert McNally, Chief
                      Financial  Officer, pursuant to  Rule  13a-
                      14(a)  or  Rule 15d-14(a) of the Securities
                      and   Exchange  Act  of  1934,  as  adopted
                      pursuant  to  Section 302 of the  Sarbanes-
                      Oxley Act of 2002.

            Exhibit 32     Certification  by Jeffrey  Siegel,
                      Chief   Executive   Officer,   and   Robert
                      McNally, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            Exhibit 10.38  Robert McNally Employment Agreement,
                      dated July 1, 2003.

            Exhibit 10.39  Craig Phillips Employment Agreement,
                      dated July 1, 2003.

            Exhibit 10.40  Bruce Cohen Employment Agreement,
                      dated July 1, 2003.

            Exhibit 10.41  Evan Miller Employment Agreement,
                      dated July 1, 2003.

            Exhibit 10.42  Robert Reichenbach Employment
                      Agreement, dated July 1, 2003.

        (b) Reports on Form 8-K:
                           On  July 31, 2003, the Company  filed  a
                      report on Form 8-K announcing results of operations and financial condition for its second quarter ended June 30, 2003.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    Lifetime Hoan Corporation


                                              November 14, 2003
                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                    Chief Executive Officer and President
                    (Principal Executive Officer)


                                              November 14, 2003
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                    Vice President - Finance and Treasurer
                    (Principal Financial and Accounting Officer)




                          EXHIBIT 31.1

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




Date:        November 14, 2003


        __/s/ Jeffrey Siegel______________
        Jeffrey Siegel
        President and Chief Executive Officer



                          EXHIBIT 31.2

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



Date:        November 14, 2003


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



        I, Jeffrey Siegel, Chief Executive Officer, and I, Robert
McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a
Delaware corporation (the "Company"), each hereby certifies that:


       (1) The Company's periodic report on Form 10-Q for the period ended September 30, 2003 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                        /s/ Robert McNally
    Jeffrey Siegel                            Robert McNally
    Chief Executive Officer                   Chief Financial Officer
    Date: November 14, 2003                   Date: November 14, 2003



                          EXHIBIT 10.38


                 EXECUTIVE EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into as of the date set forth on Schedule 1 by and between Lifetime Hoan Corporation (the "Company"), a Delaware corporation, having its principal place of business at One Merrick Avenue, Westbury, NY 11590, and Robert McNally (the "Executive"), residing at the address set forth on the signature page hereof.

     WHEREAS, the Company is engaged in the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale, at both wholesale and retail, of proprietary housewares products; including, without limitation, cutlery, kitchen tools and gadgets, kitchenware, pantryware, bakeware, barware, and spices and the Executive has many years of experience as an executive in the industry; and

     WHEREAS, the Company desires to employ the Executive in the senior management position and with responsibility as set forth on Schedule 2, and the Executive wishes to serve the Company in such capacity, all in accordance with the terms and conditions hereinafter provided;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by the Executive and the Company as follows:

Employment; Term; Duties and Responsibilities. The Executive's employment with the Company shall be subject to the following:
Subject to the terms of this Agreement, the Company hereby agrees to employ the Executive in the senior management position set forth in Schedule 2 and the Executive hereby agrees to be employed by the Company in such capacity.
The term of this Agreement shall commence as of the date set forth on Schedule 3 and shall continue through the initial expiration date also set forth on Schedule 3 (the "Initial Term"), unless earlier terminated as hereinafter provided. The Executive's employment shall continue thereafter for consecutive periods of one year (each, an "Additional Term"), unless either the Executive or the Company gives written notice to the other no later than thirty (30) days prior to the expiration of the Initial Term or any Additional Term, as the case may be, of the decision not to extend the Executive's employment. The period of the Executive's employment hereunder shall hereinafter be referred to as the "Employment Term."
Subject to the policy directions and instructions of the Board of Directors of the Company (the "Board") and the Chief Executive Officer ("CEO") of the Company, the Executive shall have management responsibility as set forth on Schedule 2, and shall perform such other duties as are consistent with his position and as may be prescribed from time to time by the Board or the CEO. The Executive shall report to the senior executive of the Company set forth on Schedule 4.
The Executive shall devote all of his business time, attention and energies to the business and affairs of the Company, and shall use his best efforts to advance the best interests of the Company.
The Executive's principal office location shall be as set forth on Schedule 5; however, the Executive recognizes that frequent travel, both within and outside the United States of America, may be required in connection with his responsibilities under this Agreement. In addition, Executive shall be expected to attend regular meetings with the CEO of the Company and with other executives of the Company, and to keep the CEO and such other executives fully informed of Executive's activities, so as to make the most effective use of Executive's services to the Company.
Compensation. Subject to the terms of this Agreement, during the Employment Term, while the Executive is employed by the Company, the Company shall compensate him for his services as follows:
Base Salary. For the period commencing as set forth on Schedule 6 and ending on the completion of the initial base salary period set forth on Schedule 6, the Company shall pay to the Executive a base salary (the "Base Salary") at the annual rate as set forth on Schedule 6.
Annual Bonus. The Executive shall be entitled to earn a bonus (the "Annual Bonus") in accordance with terms and conditions set forth on Schedule 7, during each calendar year of the Employment Term commencing with the year designated as the first bonus year on Schedule 7. The Company shall prepare an amended Schedule 7 or a new Schedule 7 for each calendar year of the Employment Term. The Company, in its sole discretion, may waive any of the terms and conditions set forth on Schedule 7, or pay such additional bonus, as it, in its sole discretion, may deem appropriate. Calculation of Annual Bonus. The Company's Chief Financial Officer shall calculate the Annual Bonus pursuant to the terms and conditions set forth on Schedule 7. Such calculation shall be final, and the Annual Bonus, if earned, shall be payable on or before April 30 of the subsequent year.
Fringe Benefits. Except as specifically provided in this Agreement, the Executive shall be provided with perquisites and other fringe benefits to the same extent and on the same terms as those benefits are provided generally to the Company's executive employees. This shall include enrollment in the Company's medical, dental and disability plans and participation in the Company's 401(k) Plan under normal procedures under such plans. Nothing in this paragraph 2(d) shall be construed to prevent the Company from revising the benefits or perquisites generally provided to executives from time to time. The Executive shall complete all forms and physical examinations, and otherwise take all other necessary actions to secure coverage and benefits described in this paragraph 2(d).
Expenses. The Executive is authorized to incur reasonable expenses for travel, meals, lodging, entertainment and similar items in the performance of his duties for the Company in accordance with Company policies. The Company will reimburse the Executive for all reasonable business expenses so incurred, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company. The Executive shall not be permitted to use Company personnel, vehicles or equipment for personal purposes. The charging of expenses to the Company in violation of Company policy will subject Executive to termination pursuant to Section 3(d) below.
Automobile Allowance. During the Employment Term, the Company shall pay the Executive an automobile allowance in the amount per month set forth on Schedule 8 or shall provide Executive with a Company vehicle as described on Schedule 8. If an allowance is provided by the Company, it is intended to cover all expenses associated with Executive's use of an automobile for Company business, so that no other expenses relating to such automobile use will be reimbursed, except gas and tolls incurred in using such automobile for Company business.
Time Bank. The Executive shall be entitled to paid leave in accordance with the Company's Time Bank policies.
Deductions; Set-Off. The compensation payable to the Executive hereunder shall be subject to all legally required withholding and deductions. The Company shall be entitled to set-off any amounts owed to it by the Executive against all amounts owed by the Company to the Executive by operation of this Agreement. Termination. During the Employment Term, the Executive's employment shall terminate upon the events or circumstances described in paragraphs 3(a) through 3(e) below.
Death. The Executive's employment hereunder shall terminate upon his death.
Total Disability. The Company may terminate the Executive's employment as a result of the Executive's Total Disability. "Total Disability" means the failure of the Executive, after reasonable accommodation, to perform the essential functions of his position for an aggregate period of nine (9) months (whether or not continuous) during any twelve (12) month period by reason of the Executive's physical or mental disability.
Termination by the Executive. The Executive may terminate his employment hereunder at any time for Good Reason or without Good Reason by giving the Company prior written notice of termination, which notice of termination shall be effective not less than thirty (30) days after it is given to the Company. A termination for "Good Reason" shall mean termination by the Executive within 60 days following, and as a result of:
A material diminution in the Executive's position, authority, duties or responsibilities; or
A reduction in the Executive's Base Salary (other than a reduction not greater than 20% as part of a general reduction in compensation applied equitably to all senior executives of the Company).
Termination by the Company for Cause. The Company may terminate the Executive's employment hereunder at any time for Cause. For purposes of this Agreement, "Cause" shall mean:
The Executive's conviction of a felony or any other crime involving fraud, embezzlement or bribery;
The Executive's indictment for, entering a plea of guilty or nolo contendere, or agreeing to a civil penalty or entering into a consent decree, in connection with any criminal act or any banking or securities law violation related to the Company;
The Executive's having committed an act of disloyalty, dishonesty or breach of trust relating to the Company;
The engaging by the Executive in misconduct involving moral turpitude;
The willful engaging by the Executive in conduct that, in the reasonable judgment of the Board, is materially injurious to the Company, or has or threatens to have a material adverse impact on the Company;
The Executive's failure to maintain decorum or professional behavior that, in the reasonable judgment of the Board, materially affects the Executive's credibility or reputation;
The Executive's repeated abuse of alcohol or drugs (legal or illegal), that, in the reasonable judgment of the Board, materially impairs the Executive's ability to perform his duties hereunder;
The engaging by the Executive in misconduct in material violation of the Company's personnel policies; including, but not limited to, harassment, disparagement or abusive treatment of personnel, customers, licensees, licensors, vendors, suppliers or contractors of the Company;
The willful and continued failure by the Executive to substantially perform his duties with the Company (other than any such failure resulting from the Executive being Disabled);
The Executive's extended absences without permission, failure to work on a full time basis, or charging of material improper expenses to the Company.
The Executive's failure to cure, within ten (10) days of receiving written notice of same by the Company (to the extent a cure is possible), any gross neglect, gross misconduct or act outside the scope of his authority engaged in by the Executive; The Executive's willful violation or failure to follow the lawful instructions and directions of the Board, the CEO or the Company's policies; or
The breach or violation of any provision of this Agreement, including, but not limited to, the confidentiality and non-competition provisions set forth in paragraphs 7 and 8 hereof. Termination by the Company Without Cause. The Company may terminate the Executive's employment hereunder at any time without Cause and for any reason or for no reason, by giving the Executive written notice of termination, which notice of termination shall be effective immediately, or at such later time as specified in such notice. The Company shall not be required to specify a reason for the termination of the Executive's employment pursuant to this paragraph 3(e), provided that termination of the Executive's employment by the Company shall be deemed to have occurred under this paragraph 3(e) only if none of the reasons specified in paragraph 3(a), 3(b), 3(c) or 3(d) shall be applicable.
Termination Date. "Termination Date" means the last day that the Executive is employed by the Company, provided that the Executive's employment is terminated in accordance with the foregoing provisions of this paragraph 3.
Effect of Termination. If, on the Termination Date, the Executive is a member of the Board of Directors of the Company or any subsidiary or affiliate of the Company, or holds any position with the Company or any subsidiary of the Company other than the position specified in paragraph 1(a) hereof, the Executive shall resign from all such positions as of the Termination Date.
Rights Upon Termination or Company's Failure to Renew. The Executive's right to payment and benefits under this Agreement for periods after the Termination Date shall be determined in accordance with the following provisions of this paragraph 4:
General. If the Executive's employment hereunder is terminated during the Employment Term for any reason, the Company shall pay to the Executive:
The Executive's Base Salary for the period ending on the Termination Date.
Payment for unused Time Bank days, as determined in accordance with Company Time Bank policy, as in effect from time to time.
If the Termination Date occurs after the end of a fiscal year and prior to payment of an Annual Bonus earned by the Executive for such fiscal year, the Executive shall be paid the Annual Bonus for such fiscal year at the regularly scheduled time.
The Executive and any of his dependents shall be eligible for medical continuation coverage under the provisions of section 4980B of the Internal Revenue Code or section 601 of the Employee Retirement Income Security Act (sometimes called "COBRA coverage") to the extent required by applicable law. All other benefits and perquisites otherwise provided under this Agreement shall be discontinued on the Termination Date.
Death. If the Executive's employment hereunder is terminated by reason of the Executive's death, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive's estate shall receive payment of the Annual Bonus for the fiscal year in which the Termination Date occurs, computed as provided in
Section 2(b) for the entire fiscal year, and payable at the same time as the Annual Bonus would otherwise have been paid; provided, however, that the amount of the Annual Bonus shall be subject to a pro-rata reduction for the portion of the fiscal year following the Termination Date ("Pro-Rated Annual Bonus"). Disability. If the Executive's employment hereunder is terminated by reason of the Executive's Total Disability, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, and payable at the same time as the Annual Bonus would otherwise have been paid.
Cause. If the Executive's employment hereunder is terminated under the circumstances described in paragraph 3(d) relating to the termination for Cause, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Resignation. If the Executive's employment hereunder is terminated by the Executive without Good Reason, as provided in paragraph 3(c) relating to the Executive's resignation, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Termination by the Company Without Cause or Termination by the Executive for Good Reason. If the Executive's employment hereunder is terminated by the Company Without Cause, as provided in paragraph 3(e) or by the Executive for Good Reason, as provided in paragraph 3(c), then in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. In no event, however, shall the Executive be entitled to receive any amounts, rights or benefits under this paragraph 4(f) unless he executes a release of claims against the Company in a form prepared by, and acceptable to, the Company.
Failure of the Company to Renew. Upon the expiration of the Initial Term or any Additional Term of this Agreement, if the Company shall notify the Executive of its desire not to renew the term of this Agreement for the next Additional Term of one (1) year, and the Executive notifies the Company in writing that the Executive is ready, willing and able to renew the term of this Agreement for the next Additional Term of one (1) year, and the Company at such time did not have grounds to terminate the Executive's employment for "Cause" as described in Section 3(d) above, then the Company's failure to renew shall be treated in the same manner as a termination without "Cause" and in addition to the amounts payable under Section 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. In no event, however, shall the Executive be entitled to receive any amounts, rights or benefits under this paragraph 4(g) unless he executes a release of claims against the Company in a form prepared by, and acceptable to, the Company.
Other Benefits. The Executive's rights under this paragraph 4 shall be in lieu of any benefits that may be otherwise payable to or on behalf of the Executive pursuant to the terms of any severance pay arrangement of the Company, or any similar arrangement of the Company providing benefits upon termination of employment.
Severance Reduced by Other Compensation. Payments by the Company of Base Salary for any period after the Termination Date and through the Severance Expiration Date (the "Severance Period"), if any are required to be made pursuant to the terms of paragraphs 4(f) or 4(g), shall be reduced and offset by any compensation Executive receives which is attributable to services performed for other enterprises during such period, whether characterized as salary, bonus, consulting fees, commissions, distributions or otherwise. Executive shall promptly inform the Company of his securing new employment, consulting or similar engagements during the Severance Period and the compensation to be received by Executive thereunder so that the Company can make adjustments to, or terminate payments of, Base Salary. At the request of the Company, Executive shall provide copies of the Executive's federal income tax returns covering such Severance Period. Any overpayments by the Company with respect to the Severance Period shall be promptly refunded by Executive to the Company.
Duties on Termination. During the period beginning on the date notice is given of (a) the decision not to extend the Executive's employment beyond the expiration of the Initial or Additional Term then in effect or (b) termination of the Executive's employment pursuant to paragraphs 3(c), 3(d) or 3(e), and ending on the Termination Date, the Executive shall continue to perform him duties as set forth in this Agreement, and shall also perform such services for the Company as are necessary and appropriate for a smooth transition to the Executive's successor, if any. Notwithstanding the foregoing, the Company may suspend the Executive from performing him duties under this Agreement following the giving of the notices contemplated by this paragraph 5; provided, however, that during the period of suspension (which shall end on the Termination Date), the Executive shall continue to be treated as employed by the Company for other purposes, and his rights to compensation or benefits shall not be reduced by reason of the suspension.
Inventions. The Executive shall disclose promptly to the Company any and all inventions, discoveries, improvements and patentable or copyrightable works, relating to the business of the Company, developed, initiated, conceived or made by him, alone or in conjunction with others, during the Employment Term, all of which shall be considered "work for hire," and the Executive shall assign, without additional consideration, all of his right, title and interest therein to the Company or it nominee. Whenever requested to do so by the Company, the Executive shall execute any and all applications, assignments or other instruments that the Company shall deem necessary to apply for and obtain letters patent, trademarks or copyrights of the United States or any foreign country, or otherwise protect the Company's interest therein. These obligations shall continue beyond the conclusion of the Employment Term with respect to inventions, discoveries, improvements or copyrightable works made by the Executive during the Employment Term and shall be binding upon the Executive's assigns, executors, administrators and other legal representatives.
Confidentiality. The Executive acknowledges and agrees that the Company owns, controls and has exclusive access to a body of existing technical knowledge and technology, and that the Company has expended and is expending substantial resources in a continuing program of research, development and production with respect to its business. The Company possesses and will continue to possess information that has been or will be created, discovered or developed, or has or will otherwise become known to the Company, and/or in which property rights have been or will be assigned or otherwise conveyed to the Company, which information has commercial value in the business in which the Company is engaged. All of the aforementioned information is hereinafter called "Confidential Information." By way of illustration but not limitation, Confidential Information includes all product designs and development plans, costs, profits, pricing policies, sales records, terms and conditions of license, purchase, distributor or franchise arrangements, data, compilations, blueprints, plans, audio and/or visual recordings and/or devices, information on computer disks, software in various stages of development, source codes, tapes, printouts and other printed, typewritten or handwritten documents, specifications, strategies, systems, schemes, methods (including delivery, storage, receipt, transmission, presentation and manufacture of audio, visual, informational or other data or content), business and marketing development plans and projections, customer lists, prospects lists, vendor lists, employee files and compensation data, research projections, processes, techniques, designs, sequences, components, programs, technology, ideas, know-how, improvements, inventions (whether or not patentable or copyrightable), information about operations and maintenance, trade secrets, formulae, models, patent disclosures and any other information concerning the actual or anticipated business, research or development of the Company or its actual or potential customers or partners or which is or has been generated or received in confidence by the Company by or from any person, and all tangible and intangible embodiments thereof of any kind whatsoever including where appropriate and without limitation all compositions, machinery, apparatus, records, reports, drawings, copyright applications, patent applications, documents and samples prototypes, models, products and the like. Confidential Information also includes any such information as to which the Company is bound under confidentiality and/or license, distribution, purchase or franchise agreements with third parties, and any information which the Company has obtained or will obtain from its customers, vendors, licensors, licensees or any other party and which the Company treats as confidential, whether or not owned or developed by the Company. The Executive understands that Confidential Information does not include any of the foregoing that has become publicly known and made generally available through no wrongful act by him or others who were under confidentiality obligations as to such information.
Disclosure of Confidential Information to Executive. The Executive acknowledges and agrees that his employment hereunder creates a relationship of confidence and trust between the Executive and the Company, and that by reason of such employment the Executive will come into possession of, contribute to, have access to and knowledge of Confidential Information.
Obligation to Keep Confidential. The Executive acknowledges and confirms that all Confidential Information that comes into his possession during the Employment Term (including any Confidential Information originated or developed by the Executive) is or will be the exclusive property of the Company. Further, during the period of his employment hereunder and at all times thereafter, the Executive shall use and hold such Confidential Information solely for the benefit of the Company and shall not use Confidential Information for the Executive's own benefit or for the benefit of any third party. The Executive shall not, directly or indirectly, disclose or reveal Confidential Information, in any manner, to any person other than the Company's employees unless required by law and, then, to the extent practicable, only following prior written notice to the Company.
Return of Company Property. Upon termination of the Executive's employment hereunder for any reason, or at any other time upon the request of the Company, the Executive shall immediately deliver or cause to be delivered to the Company all of the Confidential Information in the Executive's possession or control, including, without limitation: originals and/or copies of books; catalogues; sales brochures; customer lists; vendor lists; price lists; product design and development materials, product data, employee manuals; operation manuals; marketing and sales plans and strategies; files; computer disks; and all other documents and materials, in any form whatsoever, reflecting or referencing Confidential Information as well as all other materials and equipment furnished to or acquired by the Executive as a result of or during the course of the Executive's employment by the Company.
Non-Solicitation and Non-Competition. The Executive acknowledges that the Company has expended substantial time, money and effort in developing and solidifying its relationships with customers, vendors, licensors and licensees and developing certain brand name or trademarked products; and that the Executive's compensation hereunder represents consideration, among other things, for the development and preservation of Confidential Information, good will, loyalty and contacts for and on behalf of the Company. Accordingly, the Executive covenants and agrees that he will not under any circumstance, directly or indirectly, for or on behalf of himself or any other person, firm or entity, during the Executive's employment hereunder and for the Restricted Period set forth on Schedule 10, following the termination of such employment for any reason:
Solicit or accept business, in competition with the Company, from any of the customers, or known customer prospects of the Company, its subsidiaries, parent corporation or affiliates, or otherwise induce or influence any such customer or known customer prospect to reduce its volume of business, or terminate or divert its relationship or otherwise in any way adversely affect its relationship, with the Company, its subsidiaries, parent corporation or affiliates; or
Employ, engage or retain, or solicit for employment, engagement or retention, any person who, within the prior twelve (12) months, was a director, officer, employee, consultant, representative or agent of the Company, or encourage any such person to terminate his or her employment or other relationship with the Company; or
Engage in, be employed by or participate in any way in the United States in any business that engages in any business that the Company is engaging in, or is actively planning to engage in, on the Termination Date (including, without limitation, the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale of housewares products; including, without limitation, cutlery, kitchen tools and gadgets, kitchenware, pantryware, bakeware, barware, and spices or the licensing of trademarks and brand names therefore). Such prohibited engagement, employment or participation includes, but is not limited to, acting as a director, officer, employee, agent, member, manager, managing member, independent contractor, partner, general partner, limited partner, consultant, representative, salesman, licensor or licensee, franchisor or franchisee, proprietor, syndicate member, shareholder or creditor. Notwithstanding the foregoing, the Executive may own or hold equity securities (or securities convertible into, or exchangeable or exercisable for, equity securities) of companies or entities that engage in a business that is the same or similar to that of the Company or of its parent entities (if any) or any of its subsidiaries or affiliates; provided, however, that (i) such equity securities are publicly traded on a securities exchange and (ii) the Executive's aggregate holdings of such securities do not exceed at any time five percent (5%) of the total issued and outstanding equity securities of such company or entity.
The Company and the Executive expressly acknowledge and agree that the scope of the Executive's promises specified in this paragraph 8 are in each case reasonable and necessary to protect the Confidential Information, trade secrets and good will of the Company. In the event that, for any reason, any aspect of the Executive's obligations specified in this paragraph 8 are determined by a court of competent jurisdiction to be unreasonable or unenforceable against him, such provisions shall, if possible, be modified by such court to the minimum extent required by law to make the provisions enforceable with respect to the Executive.
Non-Disparagement. The Executive covenants and agrees that during the Employment Term and following termination of the Employment Term, he will not make any disparaging, false or abusive remarks or communications, written or oral, regarding the Company, its products, brands, trademarks, officers, directors, employees, personnel, licensors, licensees, customers, vendors or others with which it has business relationships.
Specific Remedies. The Executive acknowledges that the Company would be irreparably injured, and that it is impossible to measure in money the damages which will accrue to the Company if he shall breach or violate him covenants in paragraphs 6, 7, 8 or 9 hereof. Accordingly, the Executive agrees that if he shall breach or violate any of such covenants or obligations, the Company shall have the full right to seek injunctive relief in addition to any other rights provided in this Agreement or by operation of law, without the requirement of posting bond or proving special damages, and to terminate any payments to the Executive. In any action or proceeding instituted by the Company to enforce the provisions of paragraph 6, 7, 8 or 9 of this Agreement, the Executive waives any claim or defense that the Company has an adequate remedy at law or that the Company has not been, or is not being, irreparably injured by the Executive's breach or violation. The provisions of paragraphs 6, 7, 8, 9 and 10 hereof shall survive any termination of this Agreement or the Employment Term.
Acknowledgment by Executive. The Executive represent and warrants that (i) he is not, and will not become party to any agreement, contract, arrangement or understanding, whether or employment or otherwise, that would in any way restrict or prohibit him from undertaking or performing him duties in accordance with this Agreement or that restricts him ability to be employed by the Company in accordance with this Agreement;
(ii) his position with the Company, as described in this Agreement, will not require him to improperly use any trade secrets or confidential information of any prior employer, or any other person or entity for whom he has performed services. Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement (or the breach thereof) shall be settled by final and binding arbitration in New York, New York by three arbitrators. Except as otherwise expressly provided in this paragraph 12, the arbitration shall be conducted in accordance with the commercial rules of the American Arbitration Association (the "Association") then in effect. One of the arbitrators shall be appointed by the Company, one shall be appointed by the Executive, and the third shall be appointed by the first two arbitrators. If the first two arbitrators cannot agree on the third arbitrator within the thirty (30) days of the appointment of the second arbitrator, then the third arbitrator shall be appointed by the Association. This paragraph 12 shall not be construed to limit the Company's right to obtain equitable relief under this Agreement with respect to any matter or controversy subject to this Agreement, and, pending, a final determination by the arbitrators with respect to any such matter or controversy, the Company shall be entitled to obtain any such relief by direct application to state, federal or other applicable court, without first being required to arbitrate such matter or controversy and without the necessity of posting bond.
Notices. All notices and other communications hereunder shall be deemed given upon (a) the sender's confirmation of receipt of a facsimile transmission to the recipient's facsimile number set forth below, (b) confirmed delivery by a standard overnight carrier to the recipient's address set forth below, (c) delivery by hand to the recipient's address set forth below or (d) the expiration of five (5) business days after the day mailed in the United States by certified or registered mail, postage prepaid, return receipt requested, addressed to the recipient's addresses set forth below (or, in each case, to or at such other facsimile number or address for a party as such party may specify by notice given in accordance with this paragraph 13):
     If to the Company, to:

          Lifetime Hoan Corporation
          One Merrick Avenue
          Westbury, New York 11590
          Attention:  Jeffrey Siegel, Chief Executive Officer
          Facsimile:  (516) 450-1017

     If to the Executive, to the address set forth on the signature page hereof.

Entire Agreement; Modification. This Agreement constitutes the entire agreement and understanding of the parties with respect to the matters set forth herein and supersedes all prior and contemporaneous agreements and understandings between the parties with respect to those matters. There are no promises, representations, warranties, covenants or undertakings other than those set forth herein. This Agreement may not be amended, modified or changed except by a writing signed by the parties hereto.
Waiver of Breach. Waiver by either party of a beach of any provision of this Agreement by the other shall not operate as a waiver of any other or subsequent breach by such other party. Assignment. Neither this Agreement, nor the Executive's rights, powers, duties or obligations hereunder, may be assigned by the Executive. This Agreement may be assigned by the Company to any successor in interest and the obligations hereunder shall be binding on such third party assignee.
Severability. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability the remainder of this Agreement shall continue in full force and effect.
Survival. Notwithstanding the termination of this Agreement or the Executive's employment hereunder, such provisions of this Agreement as by their terms survive the termination of this Agreement shall continue in full force and effect in accordance with their respective terms.
Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York (without giving effect to those laws that would require the application of the substantive law of another jurisdiction). The Executive hereby consents to the personal jurisdiction of the federal and state courts located in New York in connection with any matter arising out of this Agreement and confirms and agrees that any claim against the Company, including without limitation, enforcement of any arbitration award under paragraph 12 hereof shall be brought only in the federal and state courts located in New York.
Representation by Counsel; No Duress. The Executive acknowledges that this Agreement has been negotiated at arm's length; that he has full opportunity for representation by counsel in connection with the negotiation and review of this Agreement, and has either been adequately represented by counsel or has chosen to forego him opportunity to be so represented; that this Agreement will be deemed to have been drafted by both parties and, as such, ambiguities shall not be construed against any one party; and that he enters this Agreement freely and without duress or compulsion of any kind.



     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first set forth above.


                              LIFETIME HOAN CORPORATION


                              By:
                              Printed Name:
                              Title:
                              Date:


                              EXECUTIVE


                              Printed Name:
                              Title:
                              Date:


                              ADDRESS OF EXECUTIVE:




                 EXECUTIVE EMPLOYMENT AGREEMENT

                               FOR

                         ROBERT McNALLY
                   ___________________________

                SCHEDULE OF TERMS AND CONDITIONS

Schedule 1:  Date of Agreement:  July 1, 2003
Schedule 2: (a) Title and Management Position; Responsibilities
             Vice President - Finance
             Treasurer
             Chief Financial Officer

Schedule 3: (b) Initial Term Commencement Date: July 1, 2003
            (c) Initial Term Expiration Date: July 31, 2006

Schedule 4: Reporting Authority: Chief Executive Officer
Schedule 5: Principal Office Location: Westbury, New York
Schedule 6: (a) Initial Base Salary per annum: $240,000.00
            (b) Initial Base Salary Commencement Period:  January
              1, 2003
            (c) Initial Base Salary Completion Period:
              December 31, 2003

Schedule 7: (d) First Bonus Year ended:
              December 31, 2003

            (e) Calculation of Eligibility for Annual Bonus:
          Executive shall eligible for an Annual Bonus based upon the level of the Company's Income from Continuing Operations for the year ended December 31, 2003. Income from Continuing Operations shall be defined as the net earnings of the Company for the year ended December 31, 2003, after deducting all federal, state and local taxes, but before (a) any income or loss from Discontinued Operations, and (b) any extraordinary charges or special reserves, which in the opinion of the Company's Board of Directors are necessary or appropriate to accurately reflect the  financial  condition of the Company,  whether  or
          not such charges or reserves are classified as extraordinary or non-recurring items in the Company's audited financial statements for the year ended December 31, 2003.



          For the year ended December 31, 2003, the Employee's Annual Bonus shall be equal to:
               $15,000    if    Income   from    Continuing
               Operations   is   between   $5,000,000   and
               $7,999,999.
               $25,000    if    Income   from    Continuing
               Operations   is   between   $8,000,000   and
               $8,999,999.
               $35,000    if    Income   from    Continuing
               Operations   is   between   $9,000,000   and
               $9,999,999.
               $45,000    if    Income   from    Continuing
               Operations is $10,000,000 or greater.
          Notwithstanding the foregoing, the Executive shall be not be entitled to an Annual Bonus for the year ended December 31, 2003, if the Net Income of the Company for the year ended December 31, 2003, is less than $5,000,000. Net Income shall mean the net earnings of the Company for the year ended December 31, 2003, after deducting all federal, state and local taxes and all other charges and reserves, as shown in the Company's audited financial statements for that year.
Schedule 8: Automobile Allowance Per Month: Use of 2001 Cadillac
          Seville.
Schedule 9: Severance Expiration Date: The Severance Expiration Date shall be twelve (12) months after the Termination Date.
Schedule 10: Restricted Period: The Restricted Period shall be twelve (12) months following the Termination Date.




                          EXHIBIT 10.39

                 EXECUTIVE EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into as of the date set forth on Schedule 1 by and between Lifetime Hoan Corporation (the "Company"), a Delaware corporation, having its principal place of business at One Merrick Avenue, Westbury, NY 11590, and Craig Phillips (the "Executive"), residing at the address set forth on the signature page hereof.

     WHEREAS, the Company is engaged in the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale, at both wholesale and retail, of proprietary housewares products; including, without limitation, cutlery, kitchen tools and gadgets, kitchenware, pantryware, bakeware, barware, and spices and the Executive has many years of experience as an executive in the industry; and

     WHEREAS, the Company desires to employ the Executive in the senior management position and with responsibility as set forth on Schedule 2, and the Executive wishes to serve the Company in such capacity, all in accordance with the terms and conditions hereinafter provided;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by the Executive and the Company as follows:

Employment; Term; Duties and Responsibilities. The Executive's employment with the Company shall be subject to the following:
Subject to the terms of this Agreement, the Company hereby agrees to employ the Executive in the senior management position set forth in Schedule 2 and the Executive hereby agrees to be employed by the Company in such capacity.
The term of this Agreement shall commence as of the date set forth on Schedule 3 and shall continue through the initial expiration date also set forth on Schedule 3 (the "Initial Term"), unless earlier terminated as hereinafter provided. The Executive's employment shall continue thereafter for consecutive periods of one year (each, an "Additional Term"), unless either the Executive or the Company gives written notice to the other no later than thirty (30) days prior to the expiration of the Initial Term or any Additional Term, as the case may be, of the decision not to extend the Executive's employment. The period of the Executive's employment hereunder shall hereinafter be referred to as the "Employment Term."
Subject to the policy directions and instructions of the Board of Directors of the Company (the "Board") and the Chief Executive Officer ("CEO") of the Company, the Executive shall have management responsibility as set forth on Schedule 2, and shall perform such other duties as are consistent with his position and as may be prescribed from time to time by the Board or the CEO. The Executive shall report to the senior executive of the Company set forth on Schedule 4.
The Executive shall devote all of his business time, attention and energies to the business and affairs of the Company, and shall use his best efforts to advance the best interests of the Company.
The Executive's principal office location shall be as set forth on Schedule 5; however, the Executive recognizes that frequent travel, both within and outside the United States of America, may be required in connection with his responsibilities under this Agreement. In addition, Executive shall be expected to attend regular meetings with the CEO of the Company and with other executives of the Company, and to keep the CEO and such other executives fully informed of Executive's activities, so as to make the most effective use of Executive's services to the Company.
Compensation. Subject to the terms of this Agreement, during the Employment Term, while the Executive is employed by the Company, the Company shall compensate him for his services as follows:
Base Salary. For the period commencing as set forth on Schedule 6 and ending on the completion of the initial base salary period set forth on Schedule 6, the Company shall pay to the Executive a base salary (the "Base Salary") at the annual rate as set forth on Schedule 6.
Annual Bonus. The Executive shall be entitled to earn a bonus (the "Annual Bonus") in accordance with terms and conditions set forth on Schedule 7, during each calendar year of the Employment Term commencing with the year designated as the first bonus year on Schedule 7. The Company shall prepare an amended Schedule 7 or a new Schedule 7 for each calendar year of the Employment Term. The Company, in its sole discretion, may waive any of the terms and conditions set forth on Schedule 7, or pay such additional bonus, as it, in its sole discretion, may deem appropriate. Calculation of Annual Bonus. The Company's Chief Financial Officer shall calculate the Annual Bonus pursuant to the terms and conditions set forth on Schedule 7. Such calculation shall be final, and the Annual Bonus, if earned, shall be payable on or before April 30 of the subsequent year.
Fringe Benefits. Except as specifically provided in this Agreement, the Executive shall be provided with perquisites and other fringe benefits to the same extent and on the same terms as those benefits are provided generally to the Company's executive employees. This shall include enrollment in the Company's medical, dental and disability plans and participation in the Company's 401(k) Plan under normal procedures under such plans. Nothing in this paragraph 2(d) shall be construed to prevent the Company from revising the benefits or perquisites generally provided to executives from time to time. The Executive shall complete all forms and physical examinations, and otherwise take all other necessary actions to secure coverage and benefits described in this paragraph 2(d).
Expenses. The Executive is authorized to incur reasonable expenses for travel, meals, lodging, entertainment and similar items in the performance of his duties for the Company in accordance with Company policies. The Company will reimburse the Executive for all reasonable business expenses so incurred, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company. The Executive shall not be permitted to use Company personnel, vehicles or equipment for personal purposes. The charging of expenses to the Company in violation of Company policy will subject Executive to termination pursuant to Section 3(d) below.
Automobile Allowance. During the Employment Term, the Company shall pay the Executive an automobile allowance in the amount per month set forth on Schedule 8 or shall provide Executive with a Company vehicle as described on Schedule 8. If an allowance is provided by the Company, it is intended to cover all expenses associated with Executive's use of an automobile for Company business, so that no other expenses relating to such automobile use will be reimbursed, except gas and tolls incurred in using such automobile for Company business.
Time Bank. The Executive shall be entitled to paid leave in accordance with the Company's Time Bank policies.
Deductions; Set-Off. The compensation payable to the Executive hereunder shall be subject to all legally required withholding and deductions. The Company shall be entitled to set-off any amounts owed to it by the Executive against all amounts owed by the Company to the Executive by operation of this Agreement. Termination. During the Employment Term, the Executive's employment shall terminate upon the events or circumstances described in paragraphs 3(a) through 3(e) below.
Death. The Executive's employment hereunder shall terminate upon his death.
Total Disability. The Company may terminate the Executive's employment as a result of the Executive's Total Disability. "Total Disability" means the failure of the Executive, after reasonable accommodation, to perform the essential functions of his position for an aggregate period of nine (9) months (whether or not continuous) during any twelve (12) month period by reason of the Executive's physical or mental disability.
Termination by the Executive. The Executive may terminate his employment hereunder at any time for Good Reason or without Good Reason by giving the Company prior written notice of termination, which notice of termination shall be effective not less than thirty (30) days after it is given to the Company. A termination for "Good Reason" shall mean termination by the Executive within 60 days following, and as a result of:
A material diminution in the Executive's position, authority, duties or responsibilities; or
A reduction in the Executive's Base Salary (other than a reduction not greater than 20% as part of a general reduction in compensation applied equitably to all senior executives of the Company).
Termination by the Company for Cause. The Company may terminate the Executive's employment hereunder at any time for Cause. For purposes of this Agreement, "Cause" shall mean:
The Executive's conviction of a felony or any other crime involving fraud, embezzlement or bribery;
The Executive's indictment for, entering a plea of guilty or nolo contendere, or agreeing to a civil penalty or entering into a consent decree, in connection with any criminal act or any banking or securities law violation related to the Company;
The Executive's having committed an act of disloyalty, dishonesty or breach of trust relating to the Company;
The engaging by the Executive in misconduct involving moral turpitude;
The willful engaging by the Executive in conduct that, in the reasonable judgment of the Board, is materially injurious to the Company, or has or threatens to have a material adverse impact on the Company;
The Executive's failure to maintain decorum or professional behavior that, in the reasonable judgment of the Board, materially affects the Executive's credibility or reputation;
The Executive's repeated abuse of alcohol or drugs (legal or illegal), that, in the reasonable judgment of the Board, materially impairs the Executive's ability to perform his duties hereunder;
The engaging by the Executive in misconduct in material violation of the Company's personnel policies; including, but not limited to, harassment, disparagement or abusive treatment of personnel, customers, licensees, licensors, vendors, suppliers or contractors of the Company;
The willful and continued failure by the Executive to substantially perform his duties with the Company (other than any such failure resulting from the Executive being Disabled);
The Executive's extended absences without permission, failure to work on a full time basis, or charging of material improper expenses to the Company.
The Executive's failure to cure, within ten (10) days of receiving written notice of same by the Company (to the extent a cure is possible), any gross neglect, gross misconduct or act outside the scope of his authority engaged in by the Executive; The Executive's willful violation or failure to follow the lawful instructions and directions of the Board, the CEO or the Company's policies; or
The breach or violation of any provision of this Agreement, including, but not limited to, the confidentiality and non-competition provisions set forth in paragraphs 7 and 8 hereof. Termination by the Company Without Cause. The Company may terminate the Executive's employment hereunder at any time without Cause and for any reason or for no reason, by giving the Executive written notice of termination, which notice of termination shall be effective immediately, or at such later time as specified in such notice. The Company shall not be required to specify a reason for the termination of the Executive's employment pursuant to this paragraph 3(e), provided that termination of the Executive's employment by the Company shall be deemed to have occurred under this paragraph 3(e) only if none of the reasons specified in paragraph 3(a), 3(b), 3(c) or 3(d) shall be applicable.
Termination Date. "Termination Date" means the last day that the Executive is employed by the Company, provided that the Executive's employment is terminated in accordance with the foregoing provisions of this paragraph 3.
Effect of Termination. If, on the Termination Date, the Executive is a member of the Board of Directors of the Company or any subsidiary or affiliate of the Company, or holds any position with the Company or any subsidiary of the Company other than the position specified in paragraph 1(a) hereof, the Executive shall resign from all such positions as of the Termination Date.
Rights Upon Termination or Company's Failure to Renew. The Executive's right to payment and benefits under this Agreement for periods after the Termination Date shall be determined in accordance with the following provisions of this paragraph 4:
General. If the Executive's employment hereunder is terminated during the Employment Term for any reason, the Company shall pay to the Executive:
The Executive's Base Salary for the period ending on the Termination Date.
Payment for unused Time Bank days, as determined in accordance with Company Time Bank policy, as in effect from time to time.
If the Termination Date occurs after the end of a fiscal year and prior to payment of an Annual Bonus earned by the Executive for such fiscal year, the Executive shall be paid the Annual Bonus for such fiscal year at the regularly scheduled time.
The Executive and any of his dependents shall be eligible for medical continuation coverage under the provisions of section 4980B of the Internal Revenue Code or section 601 of the Employee Retirement Income Security Act (sometimes called "COBRA coverage") to the extent required by applicable law. All other benefits and perquisites otherwise provided under this Agreement shall be discontinued on the Termination Date.
Death. If the Executive's employment hereunder is terminated by reason of the Executive's death, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive's estate shall receive payment of the Annual Bonus for the fiscal year in which the Termination Date occurs, computed as provided in
Section 2(b) for the entire fiscal year, and payable at the same time as the Annual Bonus would otherwise have been paid; provided, however, that the amount of the Annual Bonus shall be subject to a pro-rata reduction for the portion of the fiscal year following the Termination Date ("Pro-Rated Annual Bonus"). Disability. If the Executive's employment hereunder is terminated by reason of the Executive's Total Disability, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, and payable at the same time as the Annual Bonus would otherwise have been paid.
Cause. If the Executive's employment hereunder is terminated under the circumstances described in paragraph 3(d) relating to the termination for Cause, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Resignation. If the Executive's employment hereunder is terminated by the Executive without Good Reason, as provided in paragraph 3(c) relating to the Executive's resignation, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Termination by the Company Without Cause or Termination by the Executive for Good Reason. If the Executive's employment hereunder is terminated by the Company Without Cause, as provided in paragraph 3(e) or by the Executive for Good Reason, as provided in paragraph 3(c), then in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. In no event, however, shall the Executive be entitled to receive any amounts, rights or benefits under this paragraph 4(f) unless he executes a release of claims against the Company in a form prepared by, and acceptable to, the Company.
Failure of the Company to Renew. Upon the expiration of the Initial Term or any Additional Term of this Agreement, if the Company shall notify the Executive of its desire not to renew the term of this Agreement for the next Additional Term of one (1) year, and the Executive notifies the Company in writing that the Executive is ready, willing and able to renew the term of this Agreement for the next Additional Term of one (1) year, and the Company at such time did not have grounds to terminate the Executive's employment for "Cause" as described in Section 3(d) above, then the Company's failure to renew shall be treated in the same manner as a termination without "Cause" and in addition to the amounts payable under Section 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. In no event, however, shall the Executive be entitled to receive any amounts, rights or benefits under this paragraph 4(g) unless he executes a release of claims against the Company in a form prepared by, and acceptable to, the Company.
Other Benefits. The Executive's rights under this paragraph 4 shall be in lieu of any benefits that may be otherwise payable to or on behalf of the Executive pursuant to the terms of any severance pay arrangement of the Company, or any similar arrangement of the Company providing benefits upon termination of employment.
Severance Reduced by Other Compensation. Payments by the Company of Base Salary for any period after the Termination Date and through the Severance Expiration Date (the "Severance Period"), if any are required to be made pursuant to the terms of paragraphs 4(f) or 4(g), shall be reduced and offset by any compensation Executive receives which is attributable to services performed for other enterprises during such period, whether characterized as salary, bonus, consulting fees, commissions, distributions or otherwise. Executive shall promptly inform the Company of his securing new employment, consulting or similar engagements during the Severance Period and the compensation to be received by Executive thereunder so that the Company can make adjustments to, or terminate payments of, Base Salary. At the request of the Company, Executive shall provide copies of the Executive's federal income tax returns covering such Severance Period. Any overpayments by the Company with respect to the Severance Period shall be promptly refunded by Executive to the Company.
Duties on Termination. During the period beginning on the date notice is given of (a) the decision not to extend the Executive's employment beyond the expiration of the Initial or Additional Term then in effect or (b) termination of the Executive's employment pursuant to paragraphs 3(c), 3(d) or 3(e), and ending on the Termination Date, the Executive shall continue to perform him duties as set forth in this Agreement, and shall also perform such services for the Company as are necessary and appropriate for a smooth transition to the Executive's successor, if any. Notwithstanding the foregoing, the Company may suspend the Executive from performing him duties under this Agreement following the giving of the notices contemplated by this paragraph 5; provided, however, that during the period of suspension (which shall end on the Termination Date), the Executive shall continue to be treated as employed by the Company for other purposes, and his rights to compensation or benefits shall not be reduced by reason of the suspension.
Inventions. The Executive shall disclose promptly to the Company any and all inventions, discoveries, improvements and patentable or copyrightable works, relating to the business of the Company, developed, initiated, conceived or made by him, alone or in conjunction with others, during the Employment Term, all of which shall be considered "work for hire," and the Executive shall assign, without additional consideration, all of his right, title and interest therein to the Company or it nominee. Whenever requested to do so by the Company, the Executive shall execute any and all applications, assignments or other instruments that the Company shall deem necessary to apply for and obtain letters patent, trademarks or copyrights of the United States or any foreign country, or otherwise protect the Company's interest therein. These obligations shall continue beyond the conclusion of the Employment Term with respect to inventions, discoveries, improvements or copyrightable works made by the Executive during the Employment Term and shall be binding upon the Executive's assigns, executors, administrators and other legal representatives.
Confidentiality. The Executive acknowledges and agrees that the Company owns, controls and has exclusive access to a body of existing technical knowledge and technology, and that the Company has expended and is expending substantial resources in a continuing program of research, development and production with respect to its business. The Company possesses and will continue to possess information that has been or will be created, discovered or developed, or has or will otherwise become known to the Company, and/or in which property rights have been or will be assigned or otherwise conveyed to the Company, which information has commercial value in the business in which the Company is engaged. All of the aforementioned information is hereinafter called "Confidential Information." By way of illustration but not limitation, Confidential Information includes all product designs and development plans, costs, profits, pricing policies, sales records, terms and conditions of license, purchase, distributor or franchise arrangements, data, compilations, blueprints, plans, audio and/or visual recordings and/or devices, information on computer disks, software in various stages of development, source codes, tapes, printouts and other printed, typewritten or handwritten documents, specifications, strategies, systems, schemes, methods (including delivery, storage, receipt, transmission, presentation and manufacture of audio, visual, informational or other data or content), business and marketing development plans and projections, customer lists, prospects lists, vendor lists, employee files and compensation data, research projections, processes, techniques, designs, sequences, components, programs, technology, ideas, know-how, improvements, inventions (whether or not patentable or copyrightable), information about operations and maintenance, trade secrets, formulae, models, patent disclosures and any other information concerning the actual or anticipated business, research or development of the Company or its actual or potential customers or partners or which is or has been generated or received in confidence by the Company by or from any person, and all tangible and intangible embodiments thereof of any kind whatsoever including where appropriate and without limitation all compositions, machinery, apparatus, records, reports, drawings, copyright applications, patent applications, documents and samples prototypes, models, products and the like. Confidential Information also includes any such information as to which the Company is bound under confidentiality and/or license, distribution, purchase or franchise agreements with third parties, and any information which the Company has obtained or will obtain from its customers, vendors, licensors, licensees or any other party and which the Company treats as confidential, whether or not owned or developed by the Company. The Executive understands that Confidential Information does not include any of the foregoing that has become publicly known and made generally available through no wrongful act by him or others who were under confidentiality obligations as to such information.
Disclosure of Confidential Information to Executive. The Executive acknowledges and agrees that his employment hereunder creates a relationship of confidence and trust between the Executive and the Company, and that by reason of such employment the Executive will come into possession of, contribute to, have access to and knowledge of Confidential Information.
Obligation to Keep Confidential. The Executive acknowledges and confirms that all Confidential Information that comes into his possession during the Employment Term (including any Confidential Information originated or developed by the Executive) is or will be the exclusive property of the Company. Further, during the period of his employment hereunder and at all times thereafter, the Executive shall use and hold such Confidential Information solely for the benefit of the Company and shall not use Confidential Information for the Executive's own benefit or for the benefit of any third party. The Executive shall not, directly or indirectly, disclose or reveal Confidential Information, in any manner, to any person other than the Company's employees unless required by law and, then, to the extent practicable, only following prior written notice to the Company.
Return of Company Property. Upon termination of the Executive's employment hereunder for any reason, or at any other time upon the request of the Company, the Executive shall immediately deliver or cause to be delivered to the Company all of the Confidential Information in the Executive's possession or control, including, without limitation: originals and/or copies of books; catalogues; sales brochures; customer lists; vendor lists; price lists; product design and development materials, product data, employee manuals; operation manuals; marketing and sales plans and strategies; files; computer disks; and all other documents and materials, in any form whatsoever, reflecting or referencing Confidential Information as well as all other materials and equipment furnished to or acquired by the Executive as a result of or during the course of the Executive's employment by the Company.
Non-Solicitation and Non-Competition. The Executive acknowledges that the Company has expended substantial time, money and effort in developing and solidifying its relationships with customers, vendors, licensors and licensees and developing certain brand name or trademarked products; and that the Executive's compensation hereunder represents consideration, among other things, for the development and preservation of Confidential Information, good will, loyalty and contacts for and on behalf of the Company. Accordingly, the Executive covenants and agrees that he will not under any circumstance, directly or indirectly, for or on behalf of himself or any other person, firm or entity, during the Executive's employment hereunder and for the Restricted Period set forth on Schedule 10, following the termination of such employment for any reason:
Solicit or accept business, in competition with the Company, from any of the customers, or known customer prospects of the Company, its subsidiaries, parent corporation or affiliates, or otherwise induce or influence any such customer or known customer prospect to reduce its volume of business, or terminate or divert its relationship or otherwise in any way adversely affect its relationship, with the Company, its subsidiaries, parent corporation or affiliates; or
Employ, engage or retain, or solicit for employment, engagement or retention, any person who, within the prior twelve (12) months, was a director, officer, employee, consultant, representative or agent of the Company, or encourage any such person to terminate his or her employment or other relationship with the Company; or
Engage in, be employed by or participate in any way in the United States in any business that engages in any business that the Company is engaging in, or is actively planning to engage in, on the Termination Date (including, without limitation, the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale of housewares products; including, without limitation, cutlery, kitchen tools and gadgets, kitchenware, pantryware, bakeware, barware, and spices or the licensing of trademarks and brand names therefore). Such prohibited engagement, employment or participation includes, but is not limited to, acting as a director, officer, employee, agent, member, manager, managing member, independent contractor, partner, general partner, limited partner, consultant, representative, salesman, licensor or licensee, franchisor or franchisee, proprietor, syndicate member, shareholder or creditor. Notwithstanding the foregoing, the Executive may own or hold equity securities (or securities convertible into, or exchangeable or exercisable for, equity securities) of companies or entities that engage in a business that is the same or similar to that of the Company or of its parent entities (if any) or any of its subsidiaries or affiliates; provided, however, that (i) such equity securities are publicly traded on a securities exchange and (ii) the Executive's aggregate holdings of such securities do not exceed at any time five percent (5%) of the total issued and outstanding equity securities of such company or entity.
The Company and the Executive expressly acknowledge and agree that the scope of the Executive's promises specified in this paragraph 8 are in each case reasonable and necessary to protect the Confidential Information, trade secrets and good will of the Company. In the event that, for any reason, any aspect of the Executive's obligations specified in this paragraph 8 are determined by a court of competent jurisdiction to be unreasonable or unenforceable against him, such provisions shall, if possible, be modified by such court to the minimum extent required by law to make the provisions enforceable with respect to the Executive.
Non-Disparagement. The Executive covenants and agrees that during the Employment Term and following termination of the Employment Term, he will not make any disparaging, false or abusive remarks or communications, written or oral, regarding the Company, its products, brands, trademarks, officers, directors, employees, personnel, licensors, licensees, customers, vendors or others with which it has business relationships.
Specific Remedies. The Executive acknowledges that the Company would be irreparably injured, and that it is impossible to measure in money the damages which will accrue to the Company if he shall breach or violate him covenants in paragraphs 6, 7, 8 or 9 hereof. Accordingly, the Executive agrees that if he shall breach or violate any of such covenants or obligations, the Company shall have the full right to seek injunctive relief in addition to any other rights provided in this Agreement or by operation of law, without the requirement of posting bond or proving special damages, and to terminate any payments to the Executive. In any action or proceeding instituted by the Company to enforce the provisions of paragraph 6, 7, 8 or 9 of this Agreement, the Executive waives any claim or defense that the Company has an adequate remedy at law or that the Company has not been, or is not being, irreparably injured by the Executive's breach or violation. The provisions of paragraphs 6, 7, 8, 9 and 10 hereof shall survive any termination of this Agreement or the Employment Term.
Acknowledgment by Executive. The Executive represent and warrants that (i) he is not, and will not become party to any agreement, contract, arrangement or understanding, whether or employment or otherwise, that would in any way restrict or prohibit him from undertaking or performing him duties in accordance with this Agreement or that restricts him ability to be employed by the Company in accordance with this Agreement;
(ii) his position with the Company, as described in this Agreement, will not require him to improperly use any trade secrets or confidential information of any prior employer, or any other person or entity for whom he has performed services. Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement (or the breach thereof) shall be settled by final and binding arbitration in New York, New York by three arbitrators. Except as otherwise expressly provided in this paragraph 12, the arbitration shall be conducted in accordance with the commercial rules of the American Arbitration Association (the "Association") then in effect. One of the arbitrators shall be appointed by the Company, one shall be appointed by the Executive, and the third shall be appointed by the first two arbitrators. If the first two arbitrators cannot agree on the third arbitrator within the thirty (30) days of the appointment of the second arbitrator, then the third arbitrator shall be appointed by the Association. This paragraph 12 shall not be construed to limit the Company's right to obtain equitable relief under this Agreement with respect to any matter or controversy subject to this Agreement, and, pending, a final determination by the arbitrators with respect to any such matter or controversy, the Company shall be entitled to obtain any such relief by direct application to state, federal or other applicable court, without first being required to arbitrate such matter or controversy and without the necessity of posting bond.
Notices. All notices and other communications hereunder shall be deemed given upon (a) the sender's confirmation of receipt of a facsimile transmission to the recipient's facsimile number set forth below, (b) confirmed delivery by a standard overnight carrier to the recipient's address set forth below, (c) delivery by hand to the recipient's address set forth below or (d) the expiration of five (5) business days after the day mailed in the United States by certified or registered mail, postage prepaid, return receipt requested, addressed to the recipient's addresses set forth below (or, in each case, to or at such other facsimile number or address for a party as such party may specify by notice given in accordance with this paragraph 13):
     If to the Company, to:

          Lifetime Hoan Corporation
          One Merrick Avenue
          Westbury, New York 11590
          Attention:  Jeffrey Siegel, Chief Executive Officer
          Facsimile:  (516) 450-1017

     If to the Executive, to the address set forth on the signature page hereof.

Entire Agreement; Modification. This Agreement constitutes the entire agreement and understanding of the parties with respect to the matters set forth herein and supersedes all prior and contemporaneous agreements and understandings between the parties with respect to those matters. There are no promises, representations, warranties, covenants or undertakings other than those set forth herein. This Agreement may not be amended, modified or changed except by a writing signed by the parties hereto.
Waiver of Breach. Waiver by either party of a beach of any provision of this Agreement by the other shall not operate as a waiver of any other or subsequent breach by such other party. Assignment. Neither this Agreement, nor the Executive's rights, powers, duties or obligations hereunder, may be assigned by the Executive. This Agreement may be assigned by the Company to any successor in interest and the obligations hereunder shall be binding on such third party assignee.
Severability. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability the remainder of this Agreement shall continue in full force and effect.
Survival. Notwithstanding the termination of this Agreement or the Executive's employment hereunder, such provisions of this Agreement as by their terms survive the termination of this Agreement shall continue in full force and effect in accordance with their respective terms.
Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York (without giving effect to those laws that would require the application of the substantive law of another jurisdiction). The Executive hereby consents to the personal jurisdiction of the federal and state courts located in New York in connection with any matter arising out of this Agreement and confirms and agrees that any claim against the Company, including without limitation, enforcement of any arbitration award under paragraph 12 hereof shall be brought only in the federal and state courts located in New York.
Representation by Counsel; No Duress. The Executive acknowledges that this Agreement has been negotiated at arm's length; that he has full opportunity for representation by counsel in connection with the negotiation and review of this Agreement, and has either been adequately represented by counsel or has chosen to forego him opportunity to be so represented; that this Agreement will be deemed to have been drafted by both parties and, as such, ambiguities shall not be construed against any one party; and that he enters this Agreement freely and without duress or compulsion of any kind.



     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first set forth above.


                              LIFETIME HOAN CORPORATION


                              By:
                              Printed Name:
                              Title:
                              Date:



                              EXECUTIVE


                              Printed Name:
                              Title:
                              Date:



                              ADDRESS OF EXECUTIVE:







                 EXECUTIVE EMPLOYMENT AGREEMENT
                               FOR
                         CRIAG PHILLIPS
                   ___________________________
                SCHEDULE OF TERMS AND CONDITIONS

Schedule 1: Date of Agreement:  July 1, 2003
Schedule 2: Title and Management Position; Responsibilities
               Senior Vice President - Distribution
Schedule 3:(a) Initial Term Commencement Date: July 1, 2003
           (b) Initial Term Expiration Date: July 31, 2006
Schedule 4: Reporting Authority: Chief Executive Officer
Schedule 5: Principal Office Location: Robbinsville, NJ
Schedule 6: Initial Base Salary per annum: $220,000.00
          (f) Initial Base Salary Commencement Period: January
          1, 2003
          (g) Initial Base Salary Completion Period: December
          31, 2003
Schedule 7:(h) First Bonus Year: Year ended December 31, 2003
           (i) Calculation of Eligibility for Annual Bonus:

          Executive shall be eligible for an Annual Bonus based upon the level of "Warehouse Payroll Expense Percentage." Warehouse Payroll Expense Percentage
          shall be determined by dividing the "Warehouse Payroll Expense" related to the Company's warehouse and distribution facilities (excluding those facilities used exclusively by the Company's Kamenstein Division) by the value of "Warehouse Shipments" from those facilities. Warehouse Payroll Expense shall comprise Payroll Expense, Payroll Taxes, Benefits Expenses, payroll-processing fees and other payroll-related expenses, as well as all expenses for outsourced labor or other similar services, less the direct labor expense for "re-work" of inventory received with defects, where such direct labor expense has been identified and the Company has submitted a claim for reimbursement to the manufacturer. Warehouse Shipments shall comprise shipments to unaffiliated customers, plus shipments to the Company's Farberware Outlet Stores, adjusted to wholesale pricing. The calculation of Warehouse Payroll Expense Percentage shall be made by the Company's Chief Financial Officer.

          For  the year ended December 31, 2003, the Executive's
          Annual Bonus shall be equal to:

               $25,000 if the Warehouse Expense Percentage is less than 9.0%, plus
               $37,500 if the Warehouse Expense Percentage is less than 8.5%, plus
               $50,000 if the Warehouse Expense Percentage is less than 8.0%, plus
               $75,000 if the Warehouse Expense Percentage is less than 7.5%

          Notwithstanding the foregoing:

             A.  The Executive's Annual Bonus for the year ended
               December 31, 2003, as calculated pursuant to the preceding formula, shall be reduced by an amount equal to 10% of the amounts paid by the Company, or charged to the Company by customers, for shipping errors that occurred during the year ended December 31, 2003, where such shipping errors were the result of warehouse error.

             B.  The Executive's Annual Bonus for the year ended
               December 31, 2003, shall be further reduced by (i) 2.0% for every month in which the value of Unshipped Orders exceeds 15% of the value of shipments for that month, and (ii) an additional 3.0% for every month in which the value of Unshipped Orders exceeds 25% of the value of shipments for that month. Unshipped Orders shall exclude the value of (a) orders completed at least three (3) business days prior to the last shipping day of the month but not picked up by customers, and (b) orders not shipped due to "Item Not Available." Item Not Available means any item or component that was not received in the warehouse at least three (3) days prior to the shipping date specified by the customer, but shall exclude any items or components that would have been available other than for the failure to assemble, pick, pack, ticket, label or otherwise process such item in a timely manner. The provisions of this paragraph B. shall not apply to any months prior to July 2003.

          All    calculations   required   to   determine    the
          Executive's Annual Bonus hereunder shall be performed by the Company's Chief Financial Officer.




                          EXHIBIT 10.40


                 EXECUTIVE EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into as of the date set forth on Schedule 1 by and between Lifetime Hoan Corporation (the "Company"), a Delaware corporation, having its principal place of business at One Merrick Avenue, Westbury, NY 11590, and Bruce Cohen (the "Executive"), residing at the address set forth on the signature page hereof.

     WHEREAS, the Company is engaged in the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale, at both wholesale and retail, of proprietary housewares products; including, without limitation, cutlery, kitchen tools and gadgets, pantryware, bakeware, barware, and spices and the Executive has many years of experience as an executive in the industry; and

     WHEREAS, the Company desires to employ the Executive in the senior management position and with responsibility as set forth on Schedule 2, and the Executive wishes to serve the Company in such capacity, all in accordance with the terms and conditions hereinafter provided;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by the Executive and the Company as follows:

Employment; Term; Duties and Responsibilities. The Executive's employment with the Company shall be subject to the following:
Subject to the terms of this Agreement, the Company hereby agrees to employ the Executive in the senior management position set forth in Schedule 2 and the Executive hereby agrees to be employed by the Company in such capacity.
The term of this Agreement shall commence as of the date set forth on Schedule 3 and shall continue through the initial expiration date also set forth on Schedule 3 (the "Initial Term"), unless earlier terminated as hereinafter provided. The Executive's employment shall continue thereafter for consecutive periods of one year (each, an "Additional Term"), unless either the Executive or the Company gives written notice to the other no later than thirty (30) days prior to the expiration of the Initial Term or any Additional Term, as the case may be, of the decision not to extend the Executive's employment. The period of the Executive's employment hereunder shall hereinafter be referred to as the "Employment Term."
Subject to the policy directions and instructions of the Board of Directors of the Company (the "Board") and the Chief Executive Officer ("CEO") of the Company, the Executive shall have management responsibility as set forth on Schedule 2, and shall perform such other duties as are consistent with his position and as may be prescribed from time to time by the Board or the CEO. The Executive shall report to the senior executive of the Company set forth on Schedule 4.
The Executive shall devote all of his business time, attention and energies to the business and affairs of the Company, and shall use his best efforts to advance the best interests of the Company.
The Executive's principal office location shall be as set forth on Schedule 5; however, the Executive recognizes that frequent travel, both within and outside the United States of America, may be required in connection with his responsibilities under this Agreement. In addition, Executive shall be expected to attend regular meetings with the CEO of the Company and with other executives of the Company, and to keep the CEO and such other executives fully informed of Executive's activities, so as to make the most effective use of Executive's services to the Company.
Compensation. Subject to the terms of this Agreement, during the Employment Term, while the Executive is employed by the Company, the Company shall compensate him for his services as follows:
Base Salary. For the period commencing as set forth on Schedule 6 and ending on the completion of the initial base salary period set forth on Schedule 6, the Company shall pay to the Executive a base salary (the "Base Salary") at the annual rate as set forth on Schedule 6, in accordance with the Company's normal payroll practices.
Annual Bonus. The Executive shall be entitled to earn a bonus (the "Annual Bonus") in accordance with terms and conditions set forth on Schedule 7, during each calendar year of the Employment Term commencing with the year designated as the first bonus year on Schedule 7. The Company shall prepare an amended Schedule 7 or a new Schedule 7 for each calendar year of the Employment Term. The Company, in its sole discretion, may waive any of the terms and conditions set forth on Schedule 7, or pay such additional bonus, as it, in its sole discretion, may deem appropriate. Calculation of Annual Bonus. The Company's Chief Financial Officer shall calculate the Annual Bonus pursuant to the terms and conditions set forth on Schedule 7. Such calculation shall be final, and the Annual Bonus, if earned, shall be payable on or before April 30 of the subsequent year.
Fringe Benefits. Except as specifically provided in this Agreement, the Executive shall be provided with perquisites and other fringe benefits to the same extent and on the same terms as those benefits are provided generally to the Company's executive employees. This shall include enrollment in the Company's medical, dental and disability plans and participation in the Company's 401(k) Plan under normal procedures under such plans. Nothing in this paragraph 2(d) shall be construed to prevent the Company from revising the benefits or perquisites generally provided to executives from time to time. The Executive shall complete all forms and physical examinations, and otherwise take all other necessary actions to secure coverage and benefits described in this paragraph 2(d).
Expenses. The Executive is authorized to incur reasonable expenses for travel, meals, lodging, entertainment and similar items in the performance of his duties for the Company in accordance with Company policies. The Company will reimburse the Executive for all reasonable business expenses so incurred, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company. The Executive shall not be permitted to use Company personnel, vehicles or equipment for personal purposes. The charging of expenses to the Company in violation of Company policy will subject Executive to termination pursuant to Section 3(d) below.
Automobile Allowance. During the Employment Term, the Company shall pay the Executive an automobile allowance in the amount per month set forth on Schedule 8. The allowance provided by the Company is intended to cover all expenses associated with Executive's use of an automobile for Company business, so that no other expenses relating to such automobile use will be reimbursed, except gas and tolls incurred in using such automobile for Company business.
Time Bank. The Executive shall be entitled to paid leave in accordance with the Company's Time Bank policies.
Deductions; Set-Off. The compensation payable to the Executive hereunder shall be subject to all legally required withholding and deductions. The Company shall be entitled to set-off any amounts owed to it by the Executive against all amounts owed by the Company to the Executive by operation of this Agreement.
In the event Executive's employment hereunder is terminated for any reason, the Company shall permit the Executive to purchase any life insurance policy in force on the Termination Date at the value of such policy on the Company's books. The Company shall not be obligated to offer such benefit if it is not provided by the life insurance company.
Termination. During the Employment Term, the Executive's employment shall terminate upon the events or circumstances described in paragraphs 3(a) through 3(e) below.
Death. The Executive's employment hereunder shall terminate upon his death.
Total Disability. The Company may terminate the Executive's employment as a result of the Executive's Total Disability. "Total Disability" means the failure of the Executive, after reasonable accommodation, to perform the essential functions of his position for an aggregate period of nine (9) months (whether or not continuous) during any twelve (12) month period by reason of the Executive's physical or mental disability.
Termination by the Executive. The Executive may terminate his employment hereunder at any time for Good Reason or without Good Reason by giving the Company prior written notice of termination, which notice of termination shall be effective not less than thirty (30) days after it is given to the Company. A termination for "Good Reason" shall mean termination by the Executive within 60 days following, and as a result of:
A material diminution in the Executive's position, authority, duties or responsibilities; or
A reduction in the Executive's Base Salary (other than a reduction not greater than 20% as part of a general reduction in compensation applied equitably to all senior executives of the Company); or
A material change in the structure of the Executive's Annual
Bonus; or
 The relocation of Executive's principal office location outside of Long Island, New York; or
A material breach by the Company of any provision of this Agreement.
Termination by the Company for Cause. The Company may terminate the Executive's employment hereunder at any time for Cause. For purposes of this Agreement, "Cause" shall mean:
The Executive's conviction of a felony or any other crime involving fraud, embezzlement or bribery;
The Executive's indictment for, entering a plea of guilty or nolo contendere, or agreeing to a civil penalty or entering into a consent decree, in connection with any criminal act or any banking or securities law violation related to the Company;
The Executive's having committed an act of disloyalty, dishonesty or breach of trust relating to the Company;
The engaging by the Executive in misconduct involving moral turpitude;
The willful engaging by the Executive in conduct that, in the reasonable judgment of the Board, is materially injurious to the Company, or has or threatens to have a material adverse impact on the Company;
The Executive's failure to maintain decorum or professional behavior that, in the reasonable judgment of the Board, materially affects the Executive's credibility or reputation;
The Executive's repeated abuse of alcohol or drugs (legal or illegal), that, in the reasonable judgment of the Board, materially impairs the Executive's ability to perform his duties hereunder;
The engaging by the Executive in misconduct in material violation of the Company's personnel policies; including, but not limited to, harassment, disparagement or abusive treatment of personnel, customers, licensees, licensors, vendors, suppliers or contractors of the Company;
The willful and continued failure by the Executive to substantially perform his duties with the Company (other than any such failure resulting from the Executive being Disabled);
The Executive's extended absences without permission, failure to work on a full time basis, or charging of material improper expenses to the Company.
The Executive's failure to cure, within ten (10) days of receiving written notice of same by the Company (to the extent a cure is possible), any gross neglect, gross misconduct or act outside the scope of his authority engaged in by the Executive; The Executive's willful violation or failure to follow the lawful instructions and directions of the Board, the CEO or the Company's policies; or
The breach or violation of any provision of this Agreement, including, but not limited to, the confidentiality and non-competition provisions set forth in paragraphs 7 and 8 hereof. Termination by the Company Without Cause. The Company may terminate the Executive's employment hereunder at any time without Cause and for any reason or for no reason, by giving the Executive written notice of termination, which notice of termination shall be effective immediately, or at such later time as specified in such notice. The Company shall not be required to specify a reason for the termination of the Executive's employment pursuant to this paragraph 3(e), provided that termination of the Executive's employment by the Company shall be deemed to have occurred under this paragraph 3(e) only if none of the reasons specified in paragraph 3(a), 3(b), 3(c) or 3(d) shall be applicable.
Termination Date. "Termination Date" means the last day that the Executive is employed by the Company, provided that the Executive's employment is terminated in accordance with the foregoing provisions of this paragraph 3.
Effect of Termination. If, on the Termination Date, the Executive is a member of the Board of Directors of the Company or any subsidiary or affiliate of the Company, or holds any position with the Company or any subsidiary of the Company other than the position specified in paragraph 1(a) hereof, the Executive shall resign from all such positions as of the Termination Date.
Rights Upon Termination or Company's Failure to Renew. The Executive's right to payment and benefits under this Agreement for periods after the Termination Date shall be determined in accordance with the following provisions of this paragraph 4:
General. If the Executive's employment hereunder is terminated during the Employment Term for any reason, the Company shall pay to the Executive:
The Executive's Base Salary for the period ending on the Termination Date.
Payment for unused Time Bank days, as determined in accordance with Company Time Bank policy, as in effect from time to time.
If the Termination Date occurs after the end of a fiscal year and prior to payment of an Annual Bonus earned by the Executive for such fiscal year, the Executive shall be paid the Annual Bonus for such fiscal year at the regularly scheduled time.
The Executive and any of his dependents shall be eligible for medical continuation coverage under the provisions of section 4980B of the Internal Revenue Code or section 601 of the Employee Retirement Income Security Act (sometimes called "COBRA coverage") to the extent required by applicable law. All other benefits and perquisites otherwise provided under this Agreement shall be discontinued on the Termination Date.
Notwithstanding the foregoing, Executive shall retain all rights under the Company's 401K plan, all rights under the Company's stock option plan or any stock option agreement between himself and the Company and any conversion rights under any non-health insurance policy under which he has coverage.
Death. If the Executive's employment hereunder is terminated by reason of the Executive's death, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive's estate shall receive payment of the Annual Bonus for the fiscal year in which the Termination Date occurs, computed as provided in
Section 2(b) for the entire fiscal year, and payable at the same time as the Annual Bonus would otherwise have been paid; provided, however, that the amount of the Annual Bonus shall be subject to a pro-rata reduction for the portion of the fiscal year following the Termination Date ("Pro-Rated Annual Bonus"). Disability. If the Executive's employment hereunder is terminated by reason of the Executive's Total Disability, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, and payable at the same time as the Annual Bonus would otherwise have been paid.
Cause. If the Executive's employment hereunder is terminated under the circumstances described in paragraph 3(d) relating to the termination for Cause, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Resignation. If the Executive's employment hereunder is terminated by the Executive without Good Reason, as provided in paragraph 3(c) relating to the Executive's resignation, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Termination by the Company Without Cause or Termination by the Executive for Good Reason. If the Executive's employment hereunder is terminated by the Company Without Cause, as provided in paragraph 3(e) or by the Executive for Good Reason, as provided in paragraph 3(c), then in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. Notwithstanding the foregoing, the Executive shall not receive any amounts, rights or benefits under this paragraph 4(f) that are due on or after the date that is 121 days after the Termination Date unless and until he executes a release of claims against the Company, in a form reasonably acceptable to the Company, which release excepts therefrom (i) any obligations of the Company due pursuant to the terms of this Agreement and (ii) any claims made by or on behalf of the Executive, in writing, prior to the delivery of said release.
Failure of the Company to Renew. Upon the expiration of the Initial Term or any Additional Term of this Agreement, if the Company shall notify the Executive of its desire not to renew the term of this Agreement for the next Additional Term of one (1) year, and the Executive notifies the Company in writing that the Executive is ready, willing and able to renew the term of this Agreement for the next Additional Term of one (1) year, and the Company at such time did not have grounds to terminate the Executive's employment for "Cause" as described in Section 3(d) above, then the Company's failure to renew shall be treated in the same manner as a termination without "Cause" and in addition to the amounts payable under Section 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. For purposes hereof, any offer by the Company to renew or extend the term of this Agreement pursuant to terms less favorable to the Executive than those in effect shall be deemed to be notification of the Company's decision not to renew the term of this Agreement and decision not to extend the Executive's employment. Notwithstanding the foregoing, the Executive shall not receive any amounts, rights or benefits under this paragraph 4(g) that are due on or after the date that is 121 days after the Termination Date unless and until he executes a release of claims against the Company, in a form reasonably acceptable to the Company, which release excepts therefrom (i) any obligations of the Company due pursuant to the terms of this Agreement and (ii) any claims made by or on behalf of the Executive, in writing, prior to the delivery of said release.
Other Benefits. The Executive's rights under this paragraph 4 shall be in lieu of any benefits that may be otherwise payable to or on behalf of the Executive pursuant to the terms of any severance pay arrangement of the Company, or any similar arrangement of the Company providing benefits upon termination of employment.
Severance Reduced by Other Compensation. Payments by the Company of Base Salary for any period after the Termination Date and through the Severance Expiration Date (the "Severance Period"), if any, that are required to be made pursuant to the terms of paragraphs 4(f) or 4(g), shall be reduced and offset by any compensation (in excess of that amount received by the Executive as Base Salary and Annual Bonus for the prior calendar year) Executive receives which is attributable to services performed for other enterprises during such period, whether characterized as salary, bonus, consulting fees, commissions, distributions or otherwise. Executive shall promptly inform the Company of his securing new employment, consulting or similar engagements during the Severance Period and the compensation to be received by Executive thereunder so that the Company can make adjustments to, or terminate payments of, Base Salary. At the request of the Company, Executive shall provide copies of the Executive's federal income tax returns covering such Severance Period. Any overpayments by the Company with respect to the Severance Period shall be promptly refunded by Executive to the Company.
Duties on Termination. During the period beginning on the date notice is given of (a) the decision not to extend the Executive's employment beyond the expiration of the Initial or Additional Term then in effect or (b) termination of the Executive's employment pursuant to paragraphs 3(c), 3(d) or 3(e), and ending on the Termination Date, the Executive shall continue to perform him duties as set forth in this Agreement, and shall also perform such services for the Company as are necessary and appropriate for a smooth transition to the Executive's successor, if any. Notwithstanding the foregoing, the Company may suspend the Executive from performing his duties under this Agreement following the giving of the notices contemplated by this paragraph 5; provided, however, that during the period of suspension (which shall end on the Termination Date), the Executive shall continue to be treated as employed by the Company for other purposes, and his rights to compensation or benefits shall not be reduced by reason of the suspension.
Inventions. The Executive shall disclose promptly to the Company any and all inventions, discoveries, improvements and patentable or copyrightable works, relating to the business of the Company, developed, initiated, conceived or made by him, alone or in conjunction with others, during the Employment Term, all of which shall be considered "work for hire," and the Executive shall assign, without additional consideration, all of his right, title and interest therein to the Company or it nominee. Whenever requested to do so by the Company, the Executive shall execute any and all applications, assignments or other instruments that the Company shall deem necessary to apply for and obtain letters patent, trademarks or copyrights of the United States or any foreign country, or otherwise protect the Company's interest therein. These obligations shall continue beyond the conclusion of the Employment Term with respect to inventions, discoveries, improvements or copyrightable works made by the Executive during the Employment Term and shall be binding upon the Executive's assigns, executors, administrators and other legal representatives.
Confidentiality. The Executive acknowledges and agrees that the Company owns, controls and has exclusive access to a body of existing technical knowledge and technology, and that the Company has expended and is expending substantial resources in a continuing program of research, development and production with respect to its business. The Company possesses and will continue to possess information that has been or will be created, discovered or developed, or has or will otherwise become known to the Company, and/or in which property rights have been or will be assigned or otherwise conveyed to the Company, which information has commercial value in the business in which the Company is engaged. All of the aforementioned information is hereinafter called "Confidential Information." By way of illustration but not limitation, Confidential Information includes all product designs and development plans, costs, profits, pricing policies, sales records, terms and conditions of license, purchase, distributor or franchise arrangements, data, compilations, blueprints, plans, audio and/or visual recordings and/or devices, information on computer disks, software in various stages of development, source codes, tapes, printouts and other printed, typewritten or handwritten documents, specifications, strategies, systems, schemes, methods (including delivery, storage, receipt, transmission, presentation and manufacture of audio, visual, informational or other data or content), business and marketing development plans and projections, customer lists, prospects lists, vendor lists, employee files and compensation data, research projections, processes, techniques, designs, sequences, components, programs, technology, ideas, know-how, improvements, inventions (whether or not patentable or copyrightable), information about operations and maintenance, trade secrets, formulae, models, patent disclosures and any other information concerning the actual or anticipated business, research or development of the Company or its actual or potential customers or partners or which is or has been generated or received in confidence by the Company by or from any person, and all tangible and intangible embodiments thereof of any kind whatsoever including where appropriate and without limitation all compositions, machinery, apparatus, records, reports, drawings, copyright applications, patent applications, documents and samples prototypes, models, products and the like. Confidential Information also includes any such information as to which the Company is bound under confidentiality and/or license, distribution, purchase or franchise agreements with third parties, and any information which the Company has obtained or will obtain from its customers, vendors, licensors, licensees or any other party and which the Company treats as confidential, whether or not owned or developed by the Company. The Executive understands that Confidential Information does not include any of the foregoing that has become publicly known and made generally available through no wrongful act by him or others who were under confidentiality obligations as to such information.
Disclosure of Confidential Information to Executive. The Executive acknowledges and agrees that his employment hereunder creates a relationship of confidence and trust between the Executive and the Company, and that by reason of such employment the Executive will come into possession of, contribute to, have access to and knowledge of Confidential Information.
Obligation to Keep Confidential. The Executive acknowledges and confirms that all Confidential Information that comes into his possession during the Employment Term (including any Confidential Information originated or developed by the Executive) is or will be the exclusive property of the Company. Further, during the period of his employment hereunder and at all times thereafter, the Executive shall use and hold such Confidential Information solely for the benefit of the Company and shall not use Confidential Information for the Executive's own benefit or for the benefit of any third party. The Executive shall not, directly or indirectly, disclose or reveal Confidential Information, in any manner, to any person other than the Company's employees unless required by law and, then, to the extent practicable, only following prior written notice to the Company.
Return of Company Property. Upon termination of the Executive's employment hereunder for any reason, or at any other time upon the request of the Company, the Executive shall immediately deliver or cause to be delivered to the Company all of the Confidential Information in the Executive's possession or control, including, without limitation: originals and/or copies of books; catalogues; sales brochures; customer lists; vendor lists; price lists; product design and development materials, product data, employee manuals; operation manuals; marketing and sales plans and strategies; files; computer disks; and all other documents and materials, in any form whatsoever, reflecting or referencing Confidential Information as well as all other materials and equipment furnished to or acquired by the Executive as a result of or during the course of the Executive's employment by the Company.
Non-Solicitation and Non-Competition. The Executive acknowledges that the Company has expended substantial time, money and effort in developing and solidifying its relationships with customers, vendors, licensors and licensees and developing certain brand name or trademarked products; and that the Executive's compensation hereunder represents consideration, among other things, for the development and preservation of Confidential Information, good will, loyalty and contacts for and on behalf of the Company. Accordingly, the Executive covenants and agrees that he will not under any circumstance, directly or indirectly, for or on behalf of himself or any other person, firm or entity, during the Executive's employment hereunder and for the Restricted Period set forth on Schedule 10, following the termination of such employment for any reason:
Solicit or accept business, in competition with the Company, from any of the customers, or known customer prospects of the Company, its subsidiaries, parent corporation or affiliates, or otherwise induce or influence any such customer or known customer prospect to reduce its volume of business, or terminate or divert its relationship or otherwise in any way adversely affect its relationship, with the Company, its subsidiaries, parent corporation or affiliates; or
Employ, engage or retain, or solicit for employment, engagement or retention, any person who, within the prior twelve (12) months, was a director, officer, employee, consultant, representative or agent of the Company, or encourage any such person to terminate his or her employment or other relationship with the Company; or
Engage in, be employed by or participate in any way in the United States in any business that engages in any business that the Company is engaging in, or is actively planning to engage in, on the Termination Date (including, without limitation, the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale of housewares products; including, without limitation, cutlery, kitchen tools and gadgets, pantryware, bakeware, barware, and spices or the licensing of trademarks and brand names therefore). Such prohibited engagement, employment or participation includes, but is not limited to, acting as a director, officer, employee, agent, member, manager, managing member, independent contractor, partner, general partner, limited partner, consultant, representative, salesman, licensor or licensee, franchisor or franchisee, proprietor, syndicate member, shareholder or creditor. Notwithstanding the foregoing, the Executive may own or hold equity securities (or securities convertible into, or exchangeable or exercisable for, equity securities) of companies or entities that engage in a business that is the same or similar to that of the Company or of its parent entities (if any) or any of its subsidiaries or affiliates; provided, however, that (i) such equity securities are publicly traded on a securities exchange and (ii) the Executive's aggregate holdings of such securities do not exceed at any time five percent (5%) of the total issued and outstanding equity securities of such company or entity.
The Company and the Executive expressly acknowledge and agree that the scope of the Executive's promises specified in this paragraph 8 are in each case reasonable and necessary to protect the Confidential Information, trade secrets and good will of the Company. In the event that, for any reason, any aspect of the Executive's obligations specified in this paragraph 8 are determined by a court of competent jurisdiction to be unreasonable or unenforceable against him, such provisions shall, if possible, be modified by such court to the minimum extent required by law to make the provisions enforceable with respect to the Executive.
Non-Disparagement. The Company and the Executive covenant and agree that during the Employment Term and following termination of the Employment Term, neither party will make any disparaging, false or abusive remarks or communications, written or oral, regarding the Executive or the Company, the Company's products, brands, trademarks, officers, directors, employees, personnel, licensors, licensees, customers, vendors or others with which it has business relationships.
Specific Remedies. The Executive acknowledges that the Company would be irreparably injured, and that it is impossible to measure in money the damages which will accrue to the Company if he shall breach or violate him covenants in paragraphs 6, 7, 8 or 9 hereof. Accordingly, the Executive agrees that if he shall breach or violate any of such covenants or obligations, the Company shall have the full right to seek injunctive relief in addition to any other rights provided in this Agreement or by operation of law, without the requirement of posting bond or proving special damages, and to terminate any payments to the Executive. In any action or proceeding instituted by the Company to enforce the provisions of paragraph 6, 7, 8 or 9 of this Agreement, the Executive waives any claim or defense that the Company has an adequate remedy at law or that the Company has not been, or is not being, irreparably injured by the Executive's breach or violation. The provisions of paragraphs 6, 7, 8, 9 and 10 hereof shall survive any termination of this Agreement or the Employment Term.
Acknowledgment by Executive. The Executive represent and warrants that (i) he is not, and will not become party to any agreement, contract, arrangement or understanding, whether or employment or otherwise, that would in any way restrict or prohibit him from undertaking or performing him duties in accordance with this Agreement or that restricts him ability to be employed by the Company in accordance with this Agreement; (ii) his position with the Company, as described in this Agreement, will not require him to improperly use any trade secrets or confidential information of any prior employer, or any other person or entity for whom he has performed services.
Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement (or the breach thereof) shall be settled by final and binding arbitration in New York, New York by three arbitrators. Except as otherwise expressly provided in this paragraph 12, the arbitration shall be conducted in accordance with the commercial rules of the American Arbitration Association (the "Association") then in effect. One of the arbitrators shall be appointed by the Company, one shall be appointed by the Executive, and the third shall be appointed by the first two arbitrators. If the first two arbitrators cannot agree on the third arbitrator within the thirty (30) days of the appointment of the second arbitrator, then the third arbitrator shall be appointed by the Association. This paragraph 12 shall not be construed to limit the Company's right to obtain equitable relief under this Agreement with respect to any matter or controversy subject to this Agreement, and, pending, a final determination by the arbitrators with respect to any such matter or controversy, the Company shall be entitled to obtain any such relief by direct application to state, federal or other applicable court, without first being required to arbitrate such matter or controversy and without the necessity of posting bond.
Notices. All notices and other communications hereunder shall be deemed given upon (a) the sender's confirmation of receipt of a facsimile transmission to the recipient's facsimile number set forth below, (b) confirmed delivery by a standard overnight carrier to the recipient's address set forth below, (c) delivery by hand to the recipient's address set forth below or (d) the expiration of five (5) business days after the day mailed in the United States by certified or registered mail, postage prepaid, return receipt requested, addressed to the recipient's addresses set forth below (or, in each case, to or at such other facsimile number or address for a party as such party may specify by notice given in accordance with this paragraph 13):
     If to the Company, to:

          Lifetime Hoan Corporation
          One Merrick Avenue
          Westbury, New York 11590
          Attention:  Jeffrey Siegel, Chief Executive Officer
          Facsimile:  (516) 450-1017

     If to the Executive, to the address set forth on the signature page hereof.

Entire Agreement; Modification. This Agreement constitutes the entire agreement and understanding of the parties with respect to the matters set forth herein and supersedes all prior and contemporaneous agreements and understandings between the parties with respect to those matters. There are no promises, representations, warranties, covenants or undertakings other than those set forth herein. This Agreement may not be amended, modified or changed except by a writing signed by the parties hereto.
Waiver of Breach. Waiver by either party of a beach of any provision of this Agreement by the other shall not operate as a waiver of any other or subsequent breach by such other party. Assignment. Neither this Agreement, nor the Executive's rights, powers, duties or obligations hereunder, may be assigned by the Executive. This Agreement may be assigned by the Company to any successor in interest and the obligations hereunder shall be binding on such third party assignee.
Severability. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability the remainder of this Agreement shall continue in full force and effect.
Survival. Notwithstanding the termination of this Agreement or the Executive's employment hereunder, such provisions of this Agreement as by their terms survive the termination of this Agreement shall continue in full force and effect in accordance with their respective terms.
Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York (without giving effect to those laws that would require the application of the substantive law of another jurisdiction). The Executive hereby consents to the personal jurisdiction of the federal and state courts located in New York in connection with any matter arising out of this Agreement and confirms and agrees that any claim against the Company, including without limitation, enforcement of any arbitration award under paragraph 12 hereof shall be brought only in the federal and state courts located in New York.
Representation by Counsel; No Duress. The Executive acknowledges that this Agreement has been negotiated at arm's length; that he has full opportunity for representation by counsel in connection with the negotiation and review of this Agreement, and has either been adequately represented by counsel or has chosen to forego him opportunity to be so represented; that this Agreement will be deemed to have been drafted by both parties and, as such, ambiguities shall not be construed against any one party; and that he enters this Agreement freely and without duress or compulsion of any kind.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first set forth above.


                              LIFETIME HOAN CORPORATION


                              By:
                              Printed Name:
                              Title:
                              Date:



                              EXECUTIVE


                              Printed Name:
                              Title:
                              Date:



                              ADDRESS OF EXECUTIVE:




                 EXECUTIVE EMPLOYMENT AGREEMENT
                               FOR
                           BRUCE COHEN
                   ___________________________
                SCHEDULE OF TERMS AND CONDITIONS

Schedule 1: Date of Agreement:  July 1, 2003
Schedule 2: Title and Management Position; Responsibilities
          Executive Vice President
          Division President  - Farberware Outlet Stores

Schedule 3:(a) Initial Term Commencement Date: July 1, 2003
          (b) Initial Term Expiration Date: June 30, 2006

Schedule 4: Reporting Authority: Chief Executive Officer
Schedule 5: Principal Office Location: Westbury, NY
Schedule 6: Initial Base Salary per annum: $313,424.00
          Initial Base Salary Commencement Period: January 1,
          2003
          Initial Base Salary Completion Period: December 31,
          2003
Schedule 7: First Bonus Year: Year ended December 31, 2003 Calculation of Eligibility for Annual Bonus:
          For the year ended December 31, 2003, Executive shall receive an Annual Bonus of $50,000 if the EBIT of the Farberware Outlet Stores Division for the year ended December 31, 2003 shall equal or exceed $350,000. EBIT of the Farberware Outlet Stores Division shall be determined by subtracting from the Net Sales of the Farberware Outlet Stores Division, the sum of (a) the Cost of Goods Sold and (b) the actual Operating Expenses of the Farberware Outlet Stores Division, calculated in the same manner as in the year ended December 31, 2002.

          For  the  years ended December 31, 2004  and  December
          31, 2005, Executive shall receive an Annual Bonus equal to 5% of the Contribution Dollars earned from the Farberware Outlet Stores Division. Contribution Dollars earned from the Farberware Outlet Stores Division shall be determined by subtracting from the Net Sales of the Division, the sum of (a) the Cost of Goods Sold of that Division and (b) the actual Operating Expenses of the Farberware Outlet Stores
          Division and (c) Freight, Warehouse, Sales, Marketing, Product Development, Graphics/Art and General & Administrative Expenses, as allocated to that Division by the Corporation's Finance Department.

          Notwithstanding the foregoing, the Executive shall not be entitled to an Annual Bonus for any year for which the Net Income of the Company is less than $5,000,000. Net Income shall mean the net earnings of the Company for the year ended December 31, 2003, after deducting all federal, state and local taxes and all other charges and reserves, as shown in the Company's audited financial statements for that year.


Schedule 8: Automobile Allowance Per Month: $800 per month.
Schedule 9: Severance Expiration Date:  The Severance Expiration
         Date shall be twelve (12) months after the Termination Date.

Schedule 10: The Restricted Period shall be two (2) years following the Termination Date; provided, however, if the Executive's employment hereunder is terminated under the circumstances described in paragraph 3(e) (relating to termination by the Company without Cause), or paragraph 3(c) (relating to Termination by the Executive for Good Reason) or at the end of the Initial Term or any Additional Term, either party, or both parties, choose(s) not to extend the Executive's employment, then in any such case the Restricted Period shall be one (1) year following the Termination Date.




                          EXHIBIT 10.41


                 EXECUTIVE EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into as of the date set forth on Schedule 1 by and between Lifetime Hoan Corporation (the "Company"), a Delaware corporation, having its principal place of business at One Merrick Avenue, Westbury, NY 11590, and Evan Miller (the "Executive"), residing at the address set forth on the signature page hereof.

     WHEREAS, the Company is engaged in the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale, at both wholesale and retail, of certain proprietary housewares products; including, without limitation, cutlery, kitchen tools and gadgets, pantryware, bakeware, barware, and spices and the Executive has many years of experience as an executive in the industry; and

     WHEREAS, the Company desires to employ the Executive in the senior management position and with responsibility as set forth on Schedule 2, and the Executive wishes to serve the Company in such capacity, all in accordance with the terms and conditions hereinafter provided;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by the Executive and the Company as follows:

Employment; Term; Duties and Responsibilities. The Executive's employment with the Company shall be subject to the following:
Subject to the terms of this Agreement, the Company hereby agrees to employ the Executive in the senior management position set forth in Schedule 2 and the Executive hereby agrees to be employed by the Company in such capacity.
The term of this Agreement shall commence as of the date set forth on Schedule 3 and shall continue through the initial expiration date also set forth on Schedule 3 (the "Initial Term"), unless earlier terminated as hereinafter provided. The Executive's employment shall continue thereafter for consecutive periods of one year (each, an "Additional Term"), unless either the Executive or the Company gives written notice to the other no later than thirty (30) days prior to the expiration of the Initial Term or any Additional Term, as the case may be, of the decision not to extend the Executive's employment. The period of the Executive's employment hereunder shall hereinafter be referred to as the "Employment Term."
Subject to the policy directions and instructions of the Board of Directors of the Company (the "Board") and the Chief Executive Officer ("CEO") of the Company, the Executive shall have management responsibility as set forth on Schedule 2, and shall perform such other duties as are consistent with his position and as may be prescribed from time to time by the Board or the CEO. The Executive shall report to the senior executive of the Company set forth on Schedule 4.
The Executive shall devote all of his business time, attention and energies to the business and affairs of the Company, and shall use his best efforts to advance the best interests of the Company.
The Executive's principal office location shall be as set forth on Schedule 5; however, the Executive recognizes that frequent travel, both within and outside the United States of America, may be required in connection with his responsibilities under this Agreement. In addition, Executive shall be expected to attend regular meetings with the CEO of the Company and with other executives of the Company, and to keep the CEO and such other executives fully informed of Executive's activities, so as to make the most effective use of Executive's services to the Company.
Compensation. Subject to the terms of this Agreement, during the Employment Term, while the Executive is employed by the Company, the Company shall compensate him for his services as follows:
Base Salary. For the period commencing as set forth on Schedule 6 and ending on the completion of the initial base salary period set forth on Schedule 6, the Company shall pay to the Executive a base salary (the "Base Salary") at the annual rate as set forth on Schedule 6, in accordance with the Company's normal payroll practices.
Annual Bonus. The Executive shall be entitled to earn a bonus (the "Annual Bonus") in accordance with terms and conditions set forth on Schedule 7, during each calendar year of the Employment Term commencing with the year designated as the first bonus year on Schedule 7. The Company, in its sole discretion, may waive any of the terms and conditions set forth on Schedule 7, or pay such additional bonus, as it, in its sole discretion, may deem appropriate.
Calculation of Annual Bonus. The Company's Chief Financial Officer shall calculate the Annual Bonus pursuant to the terms and conditions set forth on Schedule 7. Such calculation shall be final, and the Annual Bonus, if earned, shall be payable on or before April 30 of the subsequent year.
Fringe Benefits. Except as specifically provided in this Agreement, the Executive shall be provided with perquisites and other fringe benefits to the same extent and on the same terms as those benefits are provided generally to the Company's executive employees. This shall include enrollment in the Company's medical, dental and disability plans and participation in the Company's 401(k) Plan under normal procedures under such plans. Nothing in this paragraph 2(d) shall be construed to prevent the Company from revising the benefits or perquisites generally provided to executives from time to time. The Executive shall complete all forms and physical examinations, and otherwise take all other necessary actions to secure coverage and benefits described in this paragraph 2(d).
Expenses. The Executive is authorized to incur reasonable expenses for travel, meals, lodging, entertainment and similar items in the performance of his duties for the Company in accordance with Company policies. The Company will reimburse the Executive for all reasonable business expenses so incurred, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company. The Executive shall not be permitted to use Company personnel, vehicles or equipment for personal purposes, except that the Executive may use a Company computer for personal purposes as well as other Company property, so long as such personal use is insignificant and incidental. The charging of expenses to the Company in violation of Company policy will subject Executive to termination pursuant to Section 3(d) below. Automobile Allowance. During the Employment Term, the Company shall pay the Executive an automobile allowance in the amount per month set forth on Schedule 8. Such allowance is provided by the Company to cover all expenses associated with Executive's use of an automobile for Company business, so that no other expenses relating to such automobile use will be reimbursed, except gas and tolls incurred in using such automobile for Company business. Time Bank. The Executive shall be entitled to paid leave in accordance with the Company's Time Bank policies.
Deductions; Set-Off. The compensation payable to the Executive hereunder shall be subject to all legally required withholding and deductions. The Company shall be entitled to set-off any amounts owed to it by the Executive against all amounts owed by the Company to the Executive by operation of this Agreement.
In the event Executive's employment hereunder is terminated for any reason, the Company shall permit the Executive to purchase any life insurance policy in force on the Termination Date at the value of such policy on the Company's books. The Company shall not be obligated to offer such benefit if it is not provided by the life insurance company.
Termination. During the Employment Term, the Executive's employment shall terminate upon the events or circumstances described in paragraphs 3(a) through 3(e) below.
Death. The Executive's employment hereunder shall terminate upon his death.
Total Disability. The Company may terminate the Executive's employment as a result of the Executive's Total Disability. "Total Disability" means the failure of the Executive, after reasonable accommodation, to perform the essential functions of his position for an aggregate period of nine (9) months (whether or not continuous) during any twelve (12) month period by reason of the Executive's physical or mental disability.
Termination by the Executive. The Executive may terminate his employment hereunder at any time for Good Reason or without Good Reason by giving the Company prior written notice of termination, which notice of termination shall be effective not less than thirty (30) days after it is given to the Company. A termination for "Good Reason" shall mean termination by the Executive within 60 days following, and as a result of:
A material diminution in the Executive's position, authority, duties or responsibilities; or
A reduction in the Executive's Base Salary (other than a reduction not greater than 20% as part of a general reduction in compensation applied equitably to all senior executives of the Company); or
A material change in the structure of the Executive's Annual
Bonus; or
The relocation of Executive's principal office location outside of Long Island, New York.
Termination by the Company for Cause. The Company may terminate the Executive's employment hereunder at any time for Cause. For purposes of this Agreement, "Cause" shall mean:
The Executive's conviction of a felony or any other crime involving fraud, embezzlement or bribery;
The Executive's indictment for, entering a plea of guilty or nolo contendere, or agreeing to a civil penalty or entering into a consent decree, in connection with any criminal act or any banking or securities law violation related to the Company;
The Executive's having committed an act of disloyalty, dishonesty or breach of trust relating to the Company;
The engaging by the Executive in misconduct involving moral turpitude;
The willful engaging by the Executive in conduct that, in the reasonable judgment of the Board, is materially injurious to the Company, or has or threatens to have a material adverse impact on the Company;
The Executive's failure to maintain decorum or professional behavior that, in the reasonable judgment of the Board, materially affects the Executive's credibility or reputation;
The Executive's repeated abuse of alcohol or drugs (legal or illegal), that, in the reasonable judgment of the Board, materially impairs the Executive's ability to perform his duties hereunder;
The engaging by the Executive in misconduct in material violation of the Company's personnel policies; including, but not limited to, harassment, disparagement or abusive treatment of personnel, customers, licensees, licensors, vendors, suppliers or contractors of the Company;
The willful and continued failure by the Executive to substantially perform his duties with the Company (other than any such failure resulting from the Executive being Disabled);
The Executive's extended absences without permission, failure to work on a full time basis, or charging of material improper expenses to the Company.
The Executive's failure to cure, within ten (10) days of receiving written notice of same by the Company (to the extent a cure is possible), any gross neglect, gross misconduct or act outside the scope of his authority engaged in by the Executive; The Executive's willful violation or failure to follow the lawful instructions and directions of the Board, the CEO or the Company's policies; or
The breach or violation of any provision of this Agreement, including, but not limited to, the confidentiality and non-competition provisions set forth in paragraphs 7 and 8 hereof. Termination by the Company Without Cause. The Company may terminate the Executive's employment hereunder at any time without Cause and for any reason or for no reason, by giving the Executive written notice of termination, which notice of termination shall be effective immediately, or at such later time as specified in such notice. The Company shall not be required to specify a reason for the termination of the Executive's employment pursuant to this paragraph 3(e), provided that termination of the Executive's employment by the Company shall be deemed to have occurred under this paragraph 3(e) only if none of the reasons specified in paragraph 3(a), 3(b), 3(c) or 3(d) shall be applicable.
Termination Date. "Termination Date" means the last day that the Executive is employed by the Company, provided that the Executive's employment is terminated in accordance with the foregoing provisions of this paragraph 3.
Effect of Termination. If, on the Termination Date, the Executive is a member of the Board of Directors of the Company or any subsidiary or affiliate of the Company, or holds any position with the Company or any subsidiary of the Company other than the position specified in paragraph 1(a) hereof, the Executive shall resign from all such positions as of the Termination Date.
Rights Upon Termination or Company's Failure to Renew. The Executive's right to payment and benefits under this Agreement for periods after the Termination Date shall be determined in accordance with the following provisions of this paragraph 4:
General. If the Executive's employment hereunder is terminated during the Employment Term for any reason, the Company shall pay to the Executive:
The Executive's Base Salary for the period ending on the Termination Date.
Payment for unused Time Bank days, as determined in accordance with Company Time Bank policy, as in effect from time to time.
If the Termination Date occurs after the end of a fiscal year and prior to payment of an Annual Bonus earned by the Executive for such fiscal year, the Executive shall be paid the Annual Bonus for such fiscal year at the regularly scheduled time.
The Executive and any of his dependents shall be eligible for medical continuation coverage under the provisions of section 4980B of the Internal Revenue Code or section 601 of the Employee Retirement Income Security Act (sometimes called "COBRA coverage") to the extent required by applicable law. All other benefits and perquisites otherwise provided under this Agreement shall be discontinued on the Termination Date.
Death. If the Executive's employment hereunder is terminated by reason of the Executive's death, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive's estate shall receive payment of the Annual Bonus for the fiscal year in which the Termination Date occurs, computed as provided in
Section 2(b) for the entire fiscal year, and payable at the same time as the Annual Bonus would otherwise have been paid; provided, however, that the amount of the Annual Bonus shall be subject to a pro-rata reduction for the portion of the fiscal year following the Termination Date ("Pro-Rated Annual Bonus"). Disability. If the Executive's employment hereunder is terminated by reason of the Executive's Total Disability, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, and payable at the same time as the Annual Bonus would otherwise have been paid.
Cause. If the Executive's employment hereunder is terminated under the circumstances described in paragraph 3(d) relating to the termination for Cause, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Resignation. If the Executive's employment hereunder is terminated by the Executive without Good Reason, as provided in paragraph 3(c) relating to the Executive's resignation, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Termination by the Company Without Cause or Termination by the Executive for Good Reason. If the Executive's employment hereunder is terminated by the Company Without Cause, as provided in paragraph 3(e) or by the Executive for Good Reason, as provided in paragraph 3(c), then in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. Notwithstanding the foregoing, the Executive shall not receive any amounts, rights or benefits under this paragraph 4(f) that are due on or after the date that is 121 days after the Termination Date unless and until he executes a release of claims against the Company, in a form reasonably acceptable to the Company, which release excepts therefrom (i) any obligations of the Company due pursuant to the terms of this Agreement and (ii) any claims made by or on behalf of the Executive, in writing, prior to the delivery of said release.
Failure of the Company to Renew. Upon the expiration of the Initial Term or any Additional Term of this Agreement, if the Company shall notify the Executive of its desire not to renew the term of this Agreement for the next Additional Term of one (1) year, and the Executive notifies the Company in writing that the Executive is ready, willing and able to renew the term of this Agreement for the next Additional Term of one (1) year, and the Company at such time did not have grounds to terminate the Executive's employment for "Cause" as described in Section 3(d) above, then the Company's failure to renew shall be treated in the same manner as a termination without "Cause" and in addition to the amounts payable under Section 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. For purposes hereof, any offer by the Company to renew or extend the term of this Agreement pursuant to terms less favorable to the Executive than those in effect shall be deemed to be notification of the Company's decision not to renew the term of this Agreement and decision not to extend the Executive's employment. Notwithstanding the foregoing, the Executive shall not receive any amounts, rights or benefits under this paragraph 4(g) that are due on or after the date that is 121 days after the Termination Date unless and until he executes a release of claims against the Company, in a form reasonably acceptable to the Company, which release excepts therefrom (i) any obligations of the Company due pursuant to the terms of this Agreement and (ii) any claims made by or on behalf of the Executive, in writing, prior to the delivery of said release.
Other Benefits. The Executive's rights under this paragraph 4 shall be in lieu of any benefits that may be otherwise payable to or on behalf of the Executive pursuant to the terms of any severance pay arrangement of the Company, or any similar arrangement of the Company providing benefits upon termination of employment.
Severance Reduced by Other Compensation. Payments by the Company of Base Salary for any period after the Termination Date and through the Severance Expiration Date (the "Severance Period"), if any, that are required to be made pursuant to the terms of paragraphs 4(f) or 4(g), shall be reduced and offset by any compensation (in excess of that amount received by the Executive as Base Salary and Annual Bonus for the prior calendar year) Executive receives which is attributable to services performed for other enterprises during such period, whether characterized as salary, bonus, consulting fees, commissions, distributions or otherwise. Executive shall promptly inform the Company of his securing new employment, consulting or similar engagements during the Severance Period and the compensation to be received by Executive thereunder so that the Company can make adjustments to, or terminate payments of, Base Salary. At the request of the Company, Executive shall provide copies of the Executive's federal income tax returns covering such Severance Period. Any overpayments by the Company with respect to the Severance Period shall be promptly refunded by Executive to the Company.
Duties on Termination. During the period beginning on the date notice is given of (a) the decision not to extend the Executive's employment beyond the expiration of the Initial or Additional Term then in effect or (b) termination of the Executive's employment pursuant to paragraphs 3(c), 3(d) or 3(e), and ending on the Termination Date, the Executive shall continue to perform him duties as set forth in this Agreement, and shall also perform such services for the Company as are necessary and appropriate for a smooth transition to the Executive's successor, if any. Notwithstanding the foregoing, the Company may suspend the Executive from performing his duties under this Agreement following the giving of the notices contemplated by this paragraph 5; provided, however, that during the period of suspension (which shall end on the Termination Date), the Executive shall continue to be treated as employed by the Company for other purposes, and his rights to compensation or benefits shall not be reduced by reason of the suspension.
Inventions. The Executive shall disclose promptly to the Company any and all inventions, discoveries, improvements and patentable or copyrightable works, relating to the business of the Company, developed, initiated, conceived or made by him, alone or in conjunction with others, during the Employment Term, all of which shall be considered "work for hire," and the Executive shall assign, without additional consideration, all of his right, title and interest therein to the Company or it nominee. Whenever requested to do so by the Company, the Executive shall execute any and all applications, assignments or other instruments that the Company shall deem necessary to apply for and obtain letters patent, trademarks or copyrights of the United States or any foreign country, or otherwise protect the Company's interest therein. These obligations shall continue beyond the conclusion of the Employment Term with respect to inventions, discoveries, improvements or copyrightable works made by the Executive during the Employment Term and shall be binding upon the Executive's assigns, executors, administrators and other legal representatives.
Confidentiality. The Executive acknowledges and agrees that the Company owns, controls and has exclusive access to a body of existing technical knowledge and technology, and that the Company has expended and is expending substantial resources in a continuing program of research, development and production with respect to its business. The Company possesses and will continue to possess information that has been or will be created, discovered or developed, or has or will otherwise become known to the Company, and/or in which property rights have been or will be assigned or otherwise conveyed to the Company, which information has commercial value in the business in which the Company is engaged. All of the aforementioned information is hereinafter called "Confidential Information." By way of illustration but not limitation, Confidential Information includes all product designs and development plans, costs, profits, pricing policies, sales records, terms and conditions of license, purchase, distributor or franchise arrangements, data, compilations, blueprints, plans, audio and/or visual recordings and/or devices, information on computer disks, software in various stages of development, source codes, tapes, printouts and other printed, typewritten or handwritten documents, specifications, strategies, systems, schemes, methods (including delivery, storage, receipt, transmission, presentation and manufacture of audio, visual, informational or other data or content), business and marketing development plans and projections, customer lists, prospects lists, vendor lists, employee files and compensation data, research projections, processes, techniques, designs, sequences, components, programs, technology, ideas, know-how, improvements, inventions (whether or not patentable or copyrightable), information about operations and maintenance, trade secrets, formulae, models, patent disclosures and any other information concerning the actual or anticipated business, research or development of the Company or its actual or potential customers or partners or which is or has been generated or received in confidence by the Company by or from any person, and all tangible and intangible embodiments thereof of any kind whatsoever including where appropriate and without limitation all compositions, machinery, apparatus, records, reports, drawings, copyright applications, patent applications, documents and samples prototypes, models, products and the like. Confidential Information also includes any such information as to which the Company is bound under confidentiality and/or license, distribution, purchase or franchise agreements with third parties, and any information which the Company has obtained or will obtain from its customers, vendors, licensors, licensees or any other party and which the Company treats as confidential, whether or not owned or developed by the Company. The Executive understands that Confidential Information does not include any of the foregoing that has become publicly known and made generally available through no wrongful act by him or others who were under confidentiality obligations as to such information.
Disclosure of Confidential Information to Executive. The Executive acknowledges and agrees that his employment hereunder creates a relationship of confidence and trust between the Executive and the Company, and that by reason of such employment the Executive will come into possession of, contribute to, have access to and knowledge of Confidential Information.
Obligation to Keep Confidential. The Executive acknowledges and confirms that all Confidential Information that comes into his possession during the Employment Term (including any Confidential Information originated or developed by the Executive) is or will be the exclusive property of the Company. Further, during the period of his employment hereunder and at all times thereafter, the Executive shall use and hold such Confidential Information solely for the benefit of the Company and shall not use Confidential Information for the Executive's own benefit or for the benefit of any third party. The Executive shall not, directly or indirectly, disclose or reveal Confidential Information, in any manner, to any person other than the Company's employees unless required by law and, then, to the extent practicable, only following prior written notice to the Company.
Return of Company Property. Upon termination of the Executive's employment hereunder for any reason, or at any other time upon the request of the Company, the Executive shall immediately deliver or cause to be delivered to the Company all of the Confidential Information in the Executive's possession or control, including, without limitation: originals and/or copies of books; catalogues; sales brochures; customer lists; vendor lists; price lists; product design and development materials, product data, employee manuals; operation manuals; marketing and sales plans and strategies; files; computer disks; and all other documents and materials, in any form whatsoever, reflecting or referencing Confidential Information as well as all other materials and equipment furnished to or acquired by the Executive as a result of or during the course of the Executive's employment by the Company.
Non-Solicitation and Non-Competition. The Executive acknowledges that the Company has expended substantial time, money and effort in developing and solidifying its relationships with customers, vendors, licensors and licensees and developing certain brand name or trademarked products; and that the Executive's compensation hereunder represents consideration, among other things, for the development and preservation of Confidential Information, good will, loyalty and contacts for and on behalf of the Company. Accordingly, the Executive covenants and agrees that he will not under any circumstance, directly or indirectly, for or on behalf of himself or any other person, firm or entity, during the Executive's employment hereunder and for the Restricted Period set forth on Schedule 10, following the termination of such employment for any reason:
Solicit or accept business, in competition with the Company, from any of the customers, or known customer prospects of the Company, its subsidiaries, parent corporation or affiliates, or otherwise induce or influence any such customer or known customer prospect to reduce its volume of business, or terminate or divert its relationship or otherwise in any way adversely affect its relationship, with the Company, its subsidiaries, parent corporation or affiliates; or
Employ, engage or retain, or solicit for employment, engagement or retention, any person who, within the prior twelve (12) months, was a director, officer, employee, consultant, representative or agent of the Company, or encourage any such person to terminate his or her employment or other relationship with the Company; or
Engage in, be employed by or participate in any way in the United States in any business that engages in any business that the Company is engaging in, or is actively planning to engage in, on the Termination Date (including, without limitation, the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale of certain housewares products; including, without limitation, cutlery, kitchen tools and gadgets, pantryware, bakeware, barware, and spices or the licensing of trademarks and brand names therefore). Such prohibited engagement, employment or participation includes, but is not limited to, acting as a director, officer, employee, agent, member, manager, managing member, independent contractor, partner, general partner, limited partner, consultant, representative, salesman, licensor or licensee, franchisor or franchisee, proprietor, syndicate member, shareholder or creditor. Notwithstanding the foregoing, the Executive may own or hold equity securities (or securities convertible into, or exchangeable or exercisable for, equity securities) of companies or entities that engage in a business that is the same or similar to that of the Company or of its parent entities (if any) or any of its subsidiaries or affiliates; provided, however, that (i) such equity securities are publicly traded on a securities exchange and (ii) the Executive's aggregate holdings of such securities do not exceed at any time five percent (5%) of the total issued and outstanding equity securities of such company or entity.
The Company and the Executive expressly acknowledge and agree that the scope of the Executive's promises specified in this paragraph 8 are in each case reasonable and necessary to protect the Confidential Information, trade secrets and good will of the Company. In the event that, for any reason, any aspect of the Executive's obligations specified in this paragraph 8 are determined by a court of competent jurisdiction to be unreasonable or unenforceable against him, such provisions shall, if possible, be modified by such court to the minimum extent required by law to make the provisions enforceable with respect to the Executive.
Non-Disparagement. The Company and the Executive covenant and agree that during the Employment Term and following termination of the Employment Term, neither party will make any disparaging, false or abusive remarks or communications, written or oral, regarding the Executive or the Company, the Company's products, brands, trademarks, officers, directors, employees, personnel, licensors, licensees, customers, vendors or others with which it has business relationships.
Specific Remedies. The Executive acknowledges that the Company would be irreparably injured, and that it is impossible to measure in money the damages which will accrue to the Company if he shall breach or violate him covenants in paragraphs 6, 7, 8 or 9 hereof. Accordingly, the Executive agrees that if he shall breach or violate any of such covenants or obligations, the Company shall have the full right to seek injunctive relief in addition to any other rights provided in this Agreement or by operation of law, without the requirement of posting bond or proving special damages, and to terminate any payments to the Executive. In any action or proceeding instituted by the Company to enforce the provisions of paragraph 6, 7, 8 or 9 of this Agreement, the Executive waives any claim or defense that the Company has an adequate remedy at law or that the Company has not been, or is not being, irreparably injured by the Executive's breach or violation. The provisions of paragraphs 6, 7, 8, 9 and 10 hereof shall survive any termination of this Agreement or the Employment Term.
Acknowledgment by Executive. The Executive represent and warrants that (i) he is not, and will not become party to any agreement, contract, arrangement or understanding, whether or employment or otherwise, that would in any way restrict or prohibit him from undertaking or performing him duties in accordance with this Agreement or that restricts him ability to be employed by the Company in accordance with this Agreement;
(ii) his position with the Company, as described in this Agreement, will not require him to improperly use any trade secrets or confidential information of any prior employer, or any other person or entity for whom he has performed services. Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement (or the breach thereof) shall be settled by final and binding arbitration in New York, New York by three arbitrators. Except as otherwise expressly provided in this paragraph 12, the arbitration shall be conducted in accordance with the commercial rules of the American Arbitration Association (the "Association") then in effect. One of the arbitrators shall be appointed by the Company, one shall be appointed by the Executive, and the third shall be appointed by the first two arbitrators. If the first two arbitrators cannot agree on the third arbitrator within the thirty (30) days of the appointment of the second arbitrator, then the third arbitrator shall be appointed by the Association. This paragraph 12 shall not be construed to limit the Company's right to obtain equitable relief under this Agreement with respect to any matter or controversy subject to this Agreement, and, pending, a final determination by the arbitrators with respect to any such matter or controversy, the Company shall be entitled to obtain any such relief by direct application to state, federal or other applicable court, without first being required to arbitrate such matter or controversy and without the necessity of posting bond.
Notices. All notices and other communications hereunder shall be deemed given upon (a) the sender's confirmation of receipt of a facsimile transmission to the recipient's facsimile number set forth below, (b) confirmed delivery by a standard overnight carrier to the recipient's address set forth below, (c) delivery by hand to the recipient's address set forth below or (d) the expiration of five (5) business days after the day mailed in the United States by certified or registered mail, postage prepaid, return receipt requested, addressed to the recipient's addresses set forth below (or, in each case, to or at such other facsimile number or address for a party as such party may specify by notice given in accordance with this paragraph 13):
     If to the Company, to:

          Lifetime Hoan Corporation
          One Merrick Avenue
          Westbury, New York 11590
          Attention:  Jeffrey Siegel, Chief Executive Officer
          Facsimile:  (516) 450-1017

     If to the Executive, to the address set forth on the signature page hereof.

Entire Agreement; Modification. This Agreement constitutes the entire agreement and understanding of the parties with respect to the matters set forth herein and supersedes all prior and contemporaneous agreements and understandings between the parties with respect to those matters. There are no promises, representations, warranties, covenants or undertakings other than those set forth herein. This Agreement may not be amended, modified or changed except by a writing signed by the parties hereto.
Waiver of Breach. Waiver by either party of a beach of any provision of this Agreement by the other shall not operate as a waiver of any other or subsequent breach by such other party. Assignment. Neither this Agreement, nor the Executive's rights, powers, duties or obligations hereunder, may be assigned by the Executive. This Agreement may be assigned by the Company to any successor in interest and the obligations hereunder shall be binding on such third party assignee.
Severability. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability the remainder of this Agreement shall continue in full force and effect.
Survival. Notwithstanding the termination of this Agreement or the Executive's employment hereunder, such provisions of this Agreement as by their terms survive the termination of this Agreement shall continue in full force and effect in accordance with their respective terms.
Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York (without giving effect to those laws that would require the application of the substantive law of another jurisdiction). The Executive hereby consents to the personal jurisdiction of the federal and state courts located in New York in connection with any matter arising out of this Agreement and confirms and agrees that any claim against the Company, including without limitation, enforcement of any arbitration award under paragraph 12 hereof shall be brought only in the federal and state courts located in New York.
Representation by Counsel; No Duress. The Executive acknowledges that this Agreement has been negotiated at arm's length; that he has full opportunity for representation by counsel in connection with the negotiation and review of this Agreement, and has either been adequately represented by counsel or has chosen to forego him opportunity to be so represented; that this Agreement will be deemed to have been drafted by both parties and, as such, ambiguities shall not be construed against any one party; and that he enters this Agreement freely and without duress or compulsion of any kind.



IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first set forth above.


                              LIFETIME HOAN CORPORATION


                              By:
                              Printed Name:
                              Title:
                              Date:



                              EXECUTIVE


                              Printed Name:
                              Title:
                              Date:



                              ADDRESS OF EXECUTIVE:




                 EXECUTIVE EMPLOYMENT AGREEMENT

                               FOR

                           EVAN MILLER

                   ___________________________

                SCHEDULE OF TERMS AND CONDITIONS

Schedule 1: Date of Agreement: July 1, 2003
Schedule 2: Title and Management Position; Responsibilities:
               Executive Vice President
               President - Sales Division

Schedule 3: Initial Term Commencement Date: July 1, 2003
          Initial Term Expiration Date: July 31, 2006

Schedule 4: Reporting Authority: Chief Executive Officer
Schedule 5: Principal Office Location: Westbury, NY
Schedule 6: Initial Base Salary per annum $313,424.00
          Initial Base Salary Commencement Period: January 1,
              2003
Schedule 7: First Bonus Year: Year ended December 31, 2003 Calculation of Eligibility for Annual Bonus:
          Executive shall receive an Annual Bonus of not less than 2.5% of the Net Income of the Company. Net Income shall mean the net earnings of the Company, after deducting all federal, state and local taxes and all other charges and reserves, as reported in the Company's audited financial statements for that year. Notwithstanding the foregoing, Executive shall not be eligible for any Annual Bonus for any year in which the Net Income of the Company is less than $5,000,000.

Schedule 8: Automobile Allowance Per Month: $1000 per month
Schedule 9: Severance  Expiration  Date: The Severance  Expiration
          Date   shall   be   twelve  (12)  months   after   the
          Termination Date.

Schedule 10: The Restricted Period shall be two (2) years following the Termination Date; provided, however, if the Executive's employment hereunder is terminated under the circumstances described in paragraph 3(e) (relating to termination by the Company without Cause), or paragraph 3(c) (relating to Termination by the Executive for Good Reason) or at the end of the Initial Term or any Additional Term, either party, or both parties, choose(s) not to extend the Executive's employment, then in any such case the Restricted Period shall be one (1) year following the Termination Date.



                          EXHIBIT 10.42

                 EXECUTIVE EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into as of the date set forth on Schedule 1 by and between Lifetime Hoan Corporation (the "Company"), a Delaware corporation, having its principal place of business at One Merrick Avenue, Westbury, NY 11590, and Robert Reichenbach (the "Executive"), residing at the address set forth on the signature page hereof.

     WHEREAS, the Company is engaged in the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale, at both wholesale and retail, of proprietary housewares products; including, without limitation, cutlery, kitchen tools and gadgets, kitchenware, pantryware, bakeware, barware, and spices and the Executive has many years of experience as an executive in the industry; and

     WHEREAS, the Company desires to employ the Executive in the senior management position and with responsibility as set forth on Schedule 2, and the Executive wishes to serve the Company in such capacity, all in accordance with the terms and conditions hereinafter provided;

     NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by the Executive and the Company as follows:

Employment; Term; Duties and Responsibilities. The Executive's employment with the Company shall be subject to the following:
Subject to the terms of this Agreement, the Company hereby agrees to employ the Executive in the senior management position set forth in Schedule 2 and the Executive hereby agrees to be employed by the Company in such capacity.
The term of this Agreement shall commence as of the date set forth on Schedule 3 and shall continue through the initial expiration date also set forth on Schedule 3 (the "Initial Term"), unless earlier terminated as hereinafter provided. The Executive's employment shall continue thereafter for consecutive periods of one year (each, an "Additional Term"), unless either the Executive or the Company gives written notice to the other no later than thirty (30) days prior to the expiration of the Initial Term or any Additional Term, as the case may be, of the decision not to extend the Executive's employment. The period of the Executive's employment hereunder shall hereinafter be referred to as the "Employment Term."
Subject to the policy directions and instructions of the Board of Directors of the Company (the "Board") and the Chief Executive Officer ("CEO") of the Company, the Executive shall have management responsibility as set forth on Schedule 2, and shall perform such other duties as are consistent with his position and as may be prescribed from time to time by the Board or the CEO. The Executive shall report to the CEO.
The Executive shall devote all of his business time, attention and energies to the business and affairs of the Company, and shall use his best efforts to advance the best interests of the Company.
The Executive's principal office location shall be as set forth on Schedule 5; however, the Executive recognizes that frequent travel, both within and outside the United States of America, may be required in connection with his responsibilities under this Agreement. In addition, Executive shall be expected to attend regular meetings with the CEO of the Company and with other executives of the Company, and to keep the CEO and such other executives fully informed of Executive's activities, so as to make the most effective use of Executive's services to the Company.
Compensation. Subject to the terms of this Agreement, during the Employment Term, while the Executive is employed by the Company, the Company shall compensate him for his services as follows:
Base Salary. Subject to the terms of this Agreement, during the Employment Term, while the Executive is employed by the Company, the Company shall compensate him for his services as follows:
For the period commencing on January 1, 2003 and ending on December 31, 2003, the Company shall pay to the Executive an annual base salary (the "Base Salary") of $250,000.
For the period commencing on January 1, 2004, and ending on December 31, 2004, the Company shall pay to the Executive a Base Salary of $300,000.
For the period commencing on January 1, 2005, and ending on December 31, 2005, the Company shall pay to the Executive a Base Salary of $350,000, provided that the Company's Diluted Earnings Per Share for 2004, as shown in the Company's audited financial statements for 2004, shall have exceeded the Company's Diluted Earnings Per Share for 2003.
For each annual period thereafter, beginning with the period commencing on January 1, 2006, and ending on December 31, 2006, the Company shall increase the Executive's Base Salary in proportion to the increase, if any, in the Company's Diluted Earnings Per Share for its most recent year, as compared to the Company's Diluted Earnings Per Share for the prior year. The Company's obligation to increase the Executive's Base Salary annually pursuant to this paragraph 2(a)(iv) shall be limited to $50,000 per year.
Annual Bonus. The Executive shall be entitled to earn a bonus (the "Annual Bonus") in accordance with terms and conditions set forth on Schedule 7, during each calendar year of the Employment Term commencing with the year designated as the first bonus year on Schedule 7. The Company shall prepare an amended Schedule 7 or a new Schedule 7 for each calendar year of the Employment Term. The Company, in its sole discretion, may waive any of the terms and conditions set forth on Schedule 7, or pay such additional bonus, as it, in its sole discretion, may deem appropriate. Calculation of Annual Bonus. The Company's Chief Financial Officer shall calculate the Annual Bonus pursuant to the terms and conditions set forth on Schedule 7. Such calculation shall be final, and the Annual Bonus, if earned, shall be payable on or before April 30 of the subsequent year.
Fringe Benefits. Except as specifically provided in this Agreement, the Executive shall be provided with perquisites and other fringe benefits to the same extent and on the same terms as those benefits are provided generally to the Company's executive employees. This shall include enrollment in the Company's medical, dental and disability plans and participation in the Company's 401(k) Plan under normal procedures under such plans. Nothing in this paragraph 2(d) shall be construed to prevent the Company from revising the benefits or perquisites generally provided to executives from time to time. The Executive shall complete all forms and physical examinations, and otherwise take all other necessary actions to secure coverage and benefits described in this paragraph 2(d).
Expenses. The Executive is authorized to incur reasonable expenses for travel, meals, lodging, entertainment and similar items in the performance of his duties for the Company in accordance with Company policies. The Company will reimburse the Executive for all reasonable business expenses so incurred, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by the Company. The Executive shall not be permitted to use Company personnel, vehicles or equipment for personal purposes. The charging of expenses to the Company in violation of Company policy will subject Executive to termination pursuant to Section 3(d) below.
Automobile Allowance. During the Employment Term, the Company shall pay the Executive an automobile allowance in the amount per month set forth on Schedule 8 or shall provide Executive with a Company vehicle as described on Schedule 8. If an allowance is provided by the Company, it is intended to cover all expenses associated with Executive's use of an automobile for Company business, so that no other expenses relating to such automobile use will be reimbursed, except gas and tolls incurred in using such automobile for Company business.
Time Bank. The Executive shall be entitled to paid leave in accordance with the Company's Time Bank policies.
Deductions; Set-Off. The compensation payable to the Executive hereunder shall be subject to all legally required withholding and deductions. The Company shall be entitled to set-off any amounts owed to it by the Executive against all amounts owed by the Company to the Executive by operation of this Agreement. Termination. During the Employment Term, the Executive's employment shall terminate upon the events or circumstances described in paragraphs 3(a) through 3(e) below.
Death. The Executive's employment hereunder shall terminate upon his death.
Total Disability. The Company may terminate the Executive's employment as a result of the Executive's Total Disability. "Total Disability" means the failure of the Executive, after reasonable accommodation, to perform the essential functions of his position for an aggregate period of nine (9) months (whether or not continuous) during any twelve (12) month period by reason of the Executive's physical or mental disability.
Termination by the Executive. The Executive may terminate his employment hereunder at any time for Good Reason or without Good Reason by giving the Company prior written notice of termination, which notice of termination shall be effective not less than thirty (30) days after it is given to the Company. A termination for "Good Reason" shall mean termination by the Executive within 60 days following, and as a result of:
A material diminution in the Executive's position, authority, duties or responsibilities; or
A reassignment of the Executive to a position not reporting directly to the CEO; or
A reduction in the Executive's Base Salary (other than a reduction not greater than 20% as part of a general reduction in compensation applied equitably to all senior executives of the Company).
Termination by the Company for Cause. The Company may terminate the Executive's employment hereunder at any time for Cause. For purposes of this Agreement, "Cause" shall mean:
The Executive's conviction of a felony or any other crime involving fraud, embezzlement or bribery;
The Executive's indictment for, entering a plea of guilty or nolo contendere, or agreeing to a civil penalty or entering into a consent decree, in connection with any criminal act or any banking or securities law violation related to the Company;
The Executive's having committed an act of disloyalty, dishonesty or breach of trust relating to the Company;
The engaging by the Executive in misconduct involving moral turpitude;
The willful engaging by the Executive in conduct that, in the reasonable judgment of the Board, is materially injurious to the Company, or has or threatens to have a material adverse impact on the Company;
The Executive's failure to maintain decorum or professional behavior that, in the reasonable judgment of the Board, materially affects the Executive's credibility or reputation;
The Executive's repeated abuse of alcohol or drugs (legal or illegal), that, in the reasonable judgment of the Board, materially impairs the Executive's ability to perform his duties hereunder;
The engaging by the Executive in misconduct in material violation of the Company's personnel policies; including, but not limited to, harassment, disparagement or abusive treatment of personnel, customers, licensees, licensors, vendors, suppliers or contractors of the Company;
The willful and continued failure by the Executive to substantially perform his duties with the Company (other than any such failure resulting from the Executive being Disabled);
The Executive's extended absences without permission, failure to work on a full time basis, or charging of material improper expenses to the Company.
The Executive's failure to cure, within ten (10) days of receiving written notice of same by the Company (to the extent a cure is possible), any gross neglect, gross misconduct or act outside the scope of his authority engaged in by the Executive; The Executive's willful violation or failure to follow the lawful instructions and directions of the Board, the CEO or the Company's policies; or
The breach or violation of any provision of this Agreement, including, but not limited to, the confidentiality and non-competition provisions set forth in paragraphs 7 and 8 hereof. Termination by the Company Without Cause. The Company may terminate the Executive's employment hereunder at any time without Cause and for any reason or for no reason, by giving the Executive written notice of termination, which notice of termination shall be effective immediately, or at such later time as specified in such notice. The Company shall not be required to specify a reason for the termination of the Executive's employment pursuant to this paragraph 3(e), provided that termination of the Executive's employment by the Company shall be deemed to have occurred under this paragraph 3(e) only if none of the reasons specified in paragraph 3(a), 3(b), 3(c) or 3(d) shall be applicable.
Termination Date. "Termination Date" means the last day that the Executive is employed by the Company, provided that the Executive's employment is terminated in accordance with the foregoing provisions of this paragraph 3.
Effect of Termination. If, on the Termination Date, the Executive is a member of the Board of Directors of the Company or any subsidiary or affiliate of the Company, or holds any position with the Company or any subsidiary of the Company other than the position specified in paragraph 1(a) hereof, the Executive shall resign from all such positions as of the Termination Date.
Rights Upon Termination or Company's Failure to Renew. The Executive's right to payment and benefits under this Agreement for periods after the Termination Date shall be determined in accordance with the following provisions of this paragraph 4:
General. If the Executive's employment hereunder is terminated during the Employment Term for any reason, the Company shall pay to the Executive:
The Executive's Base Salary for the period ending on the Termination Date.
Payment for unused Time Bank days, as determined in accordance with Company Time Bank policy, as in effect from time to time.
If the Termination Date occurs after the end of a fiscal year and prior to payment of an Annual Bonus earned by the Executive for such fiscal year, the Executive shall be paid the Annual Bonus for such fiscal year at the regularly scheduled time.
The Executive and any of his dependents shall be eligible for medical continuation coverage under the provisions of section 4980B of the Internal Revenue Code or section 601 of the Employee Retirement Income Security Act (sometimes called "COBRA coverage") to the extent required by applicable law. All other benefits and perquisites otherwise provided under this Agreement shall be discontinued on the Termination Date.
Death. If the Executive's employment hereunder is terminated by reason of the Executive's death, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive's estate shall receive payment of the Annual Bonus for the fiscal year in which the Termination Date occurs, computed as provided in
Section 2(b) for the entire fiscal year, and payable at the same time as the Annual Bonus would otherwise have been paid; provided, however, that the amount of the Annual Bonus shall be subject to a pro-rata reduction for the portion of the fiscal year following the Termination Date ("Pro-Rated Annual Bonus"). Disability. If the Executive's employment hereunder is terminated by reason of the Executive's Total Disability, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, and payable at the same time as the Annual Bonus would otherwise have been paid.
Cause. If the Executive's employment hereunder is terminated under the circumstances described in paragraph 3(d) relating to the termination for Cause, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Resignation. If the Executive's employment hereunder is terminated by the Executive without Good Reason, as provided in paragraph 3(c) relating to the Executive's resignation, then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under this Agreement for any period after the Termination Date.
Termination by the Company Without Cause or Termination by the Executive for Good Reason. If the Executive's employment hereunder is terminated by the Company Without Cause, as provided in paragraph 3(e) or by the Executive for Good Reason, as provided in paragraph 3(c), then in addition to the amounts payable in accordance with paragraph 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. In no event, however, shall the Executive be entitled to receive any amounts, rights or benefits under this paragraph 4(f) unless he executes a release of claims against the Company in a form prepared by, and acceptable to, the Company.
Failure of the Company to Renew. Upon the expiration of the Initial Term or any Additional Term of this Agreement, if the Company shall notify the Executive of its desire not to renew the term of this Agreement for the next Additional Term of one (1) year, and the Executive notifies the Company in writing that the Executive is ready, willing and able to renew the term of this Agreement for the next Additional Term of one (1) year, and the Company at such time did not have grounds to terminate the Executive's employment for "Cause" as described in Section 3(d) above, then the Company's failure to renew shall be treated in the same manner as a termination without "Cause" and in addition to the amounts payable under Section 4(a), the Executive shall receive payment of the Pro-Rated Annual Bonus for the fiscal year in which the Termination Date occurs, payable at the same time as the Annual Bonus would otherwise have been paid, and the Company shall continue to pay the Executive his Base Salary, at the rate in effect on the Termination Date, from the Termination Date until the Severance Expiration Date set forth on Schedule 9. In no event, however, shall the Executive be entitled to receive any amounts, rights or benefits under this paragraph 4(g) unless he executes a release of claims against the Company in a form prepared by, and acceptable to, the Company.
Other Benefits. The Executive's rights under this paragraph 4 shall be in lieu of any benefits that may be otherwise payable to or on behalf of the Executive pursuant to the terms of any severance pay arrangement of the Company, or any similar arrangement of the Company providing benefits upon termination of employment.
Severance Reduced by Other Compensation. Payments by the Company of Base Salary for any period after the Termination Date and through the Severance Expiration Date (the "Severance Period"), if any are required to be made pursuant to the terms of paragraphs 4(f) or 4(g), shall be reduced and offset by any compensation Executive receives which is attributable to services performed for other enterprises during such period, whether characterized as salary, bonus, consulting fees, commissions, distributions or otherwise. Executive shall promptly inform the Company of his securing new employment, consulting or similar engagements during the Severance Period and the compensation to be received by Executive thereunder so that the Company can make adjustments to, or terminate payments of, Base Salary. At the request of the Company, Executive shall provide copies of the Executive's federal income tax returns covering such Severance Period. Any overpayments by the Company with respect to the Severance Period shall be promptly refunded by Executive to the Company.
Duties on Termination. During the period beginning on the date notice is given of (a) the decision not to extend the Executive's employment beyond the expiration of the Initial or Additional Term then in effect or (b) termination of the Executive's employment pursuant to paragraphs 3(c), 3(d) or 3(e), and ending on the Termination Date, the Executive shall continue to perform him duties as set forth in this Agreement, and shall also perform such services for the Company as are necessary and appropriate for a smooth transition to the Executive's successor, if any. Notwithstanding the foregoing, the Company may suspend the Executive from performing him duties under this Agreement following the giving of the notices contemplated by this paragraph 5; provided, however, that during the period of suspension (which shall end on the Termination Date), the Executive shall continue to be treated as employed by the Company for other purposes, and his rights to compensation or benefits shall not be reduced by reason of the suspension.
Inventions. The Executive shall disclose promptly to the Company any and all inventions, discoveries, improvements and patentable or copyrightable works, relating to the business of the Company, developed, initiated, conceived or made by him, alone or in conjunction with others, during the Employment Term, all of which shall be considered "work for hire," and the Executive shall assign, without additional consideration, all of his right, title and interest therein to the Company or it nominee. Whenever requested to do so by the Company, the Executive shall execute any and all applications, assignments or other instruments that the Company shall deem necessary to apply for and obtain letters patent, trademarks or copyrights of the United States or any foreign country, or otherwise protect the Company's interest therein. These obligations shall continue beyond the conclusion of the Employment Term with respect to inventions, discoveries, improvements or copyrightable works made by the Executive during the Employment Term and shall be binding upon the Executive's assigns, executors, administrators and other legal representatives.
Confidentiality. The Executive acknowledges and agrees that the Company owns, controls and has exclusive access to a body of existing technical knowledge and technology, and that the Company has expended and is expending substantial resources in a continuing program of research, development and production with respect to its business. The Company possesses and will continue to possess information that has been or will be created, discovered or developed, or has or will otherwise become known to the Company, and/or in which property rights have been or will be assigned or otherwise conveyed to the Company, which information has commercial value in the business in which the Company is engaged. All of the aforementioned information is hereinafter called "Confidential Information." By way of illustration but not limitation, Confidential Information includes all product designs and development plans, costs, profits, pricing policies, sales records, terms and conditions of license, purchase, distributor or franchise arrangements, data, compilations, blueprints, plans, audio and/or visual recordings and/or devices, information on computer disks, software in various stages of development, source codes, tapes, printouts and other printed, typewritten or handwritten documents, specifications, strategies, systems, schemes, methods (including delivery, storage, receipt, transmission, presentation and manufacture of audio, visual, informational or other data or content), business and marketing development plans and projections, customer lists, prospects lists, vendor lists, employee files and compensation data, research projections, processes, techniques, designs, sequences, components, programs, technology, ideas, know-how, improvements, inventions (whether or not patentable or copyrightable), information about operations and maintenance, trade secrets, formulae, models, patent disclosures and any other information concerning the actual or anticipated business, research or development of the Company or its actual or potential customers or partners or which is or has been generated or received in confidence by the Company by or from any person, and all tangible and intangible embodiments thereof of any kind whatsoever including where appropriate and without limitation all compositions, machinery, apparatus, records, reports, drawings, copyright applications, patent applications, documents and samples prototypes, models, products and the like. Confidential Information also includes any such information as to which the Company is bound under confidentiality and/or license, distribution, purchase or franchise agreements with third parties, and any information which the Company has obtained or will obtain from its customers, vendors, licensors, licensees or any other party and which the Company treats as confidential, whether or not owned or developed by the Company. The Executive understands that Confidential Information does not include any of the foregoing that has become publicly known and made generally available through no wrongful act by him or others who were under confidentiality obligations as to such information.
Disclosure of Confidential Information to Executive. The Executive acknowledges and agrees that his employment hereunder creates a relationship of confidence and trust between the Executive and the Company, and that by reason of such employment the Executive will come into possession of, contribute to, have access to and knowledge of Confidential Information.
Obligation to Keep Confidential. The Executive acknowledges and confirms that all Confidential Information that comes into his possession during the Employment Term (including any Confidential Information originated or developed by the Executive) is or will be the exclusive property of the Company. Further, during the period of his employment hereunder and at all times thereafter, the Executive shall use and hold such Confidential Information solely for the benefit of the Company and shall not use Confidential Information for the Executive's own benefit or for the benefit of any third party. The Executive shall not, directly or indirectly, disclose or reveal Confidential Information, in any manner, to any person other than the Company's employees unless required by law and, then, to the extent practicable, only following prior written notice to the Company.
Return of Company Property. Upon termination of the Executive's employment hereunder for any reason, or at any other time upon the request of the Company, the Executive shall immediately deliver or cause to be delivered to the Company all of the Confidential Information in the Executive's possession or control, including, without limitation: originals and/or copies of books; catalogues; sales brochures; customer lists; vendor lists; price lists; product design and development materials, product data, employee manuals; operation manuals; marketing and sales plans and strategies; files; computer disks; and all other documents and materials, in any form whatsoever, reflecting or referencing Confidential Information as well as all other materials and equipment furnished to or acquired by the Executive as a result of or during the course of the Executive's employment by the Company.
Non-Solicitation and Non-Competition. The Executive acknowledges that the Company has expended substantial time, money and effort in developing and solidifying its relationships with customers, vendors, licensors and licensees and developing certain brand name or trademarked products; and that the Executive's compensation hereunder represents consideration, among other things, for the development and preservation of Confidential Information, good will, loyalty and contacts for and on behalf of the Company. Accordingly, the Executive covenants and agrees that he will not under any circumstance, directly or indirectly, for or on behalf of himself or any other person, firm or entity, during the Executive's employment hereunder and for the Restricted Period set forth on Schedule 10, following the termination of such employment for any reason:
Solicit or accept business, in competition with the Company, from any of the customers, or known customer prospects of the Company, its subsidiaries, parent corporation or affiliates, or otherwise induce or influence any such customer or known customer prospect to reduce its volume of business, or terminate or divert its relationship or otherwise in any way adversely affect its relationship, with the Company, its subsidiaries, parent corporation or affiliates; or
Employ, engage or retain, or solicit for employment, engagement or retention, any person who, within the prior twelve (12) months, was a director, officer, employee, consultant, representative or agent of the Company, or encourage any such person to terminate his or her employment or other relationship with the Company; or
Engage in, be employed by or participate in any way in the United States in any business that engages in any business that the Company is engaging in, or is actively planning to engage in, on the Termination Date (including, without limitation, the development, design, sourcing, manufacturing, licensing, marketing, distribution and sale of housewares products; including, without limitation, cutlery, kitchen tools and gadgets, kitchenware, pantryware, bakeware, barware, and spices or the licensing of trademarks and brand names therefore). Such prohibited engagement, employment or participation includes, but is not limited to, acting as a director, officer, employee, agent, member, manager, managing member, independent contractor, partner, general partner, limited partner, consultant, representative, salesman, licensor or licensee, franchisor or franchisee, proprietor, syndicate member, shareholder or creditor. Notwithstanding the foregoing, the Executive may own or hold equity securities (or securities convertible into, or exchangeable or exercisable for, equity securities) of companies or entities that engage in a business that is the same or similar to that of the Company or of its parent entities (if any) or any of its subsidiaries or affiliates; provided, however, that (i) such equity securities are publicly traded on a securities exchange and (ii) the Executive's aggregate holdings of such securities do not exceed at any time five percent (5%) of the total issued and outstanding equity securities of such company or entity.
The Company and the Executive expressly acknowledge and agree that the scope of the Executive's promises specified in this paragraph 8 are in each case reasonable and necessary to protect the Confidential Information, trade secrets and good will of the Company. In the event that, for any reason, any aspect of the Executive's obligations specified in this paragraph 8 are determined by a court of competent jurisdiction to be unreasonable or unenforceable against him, such provisions shall, if possible, be modified by such court to the minimum extent required by law to make the provisions enforceable with respect to the Executive.
Non-Disparagement. The Executive covenants and agrees that during the Employment Term and following termination of the Employment Term, he will not make any disparaging, false or abusive remarks or communications, written or oral, regarding the Company, its products, brands, trademarks, officers, directors, employees, personnel, licensors, licensees, customers, vendors or others with which it has business relationships.
Specific Remedies. The Executive acknowledges that the Company would be irreparably injured, and that it is impossible to measure in money the damages which will accrue to the Company if he shall breach or violate him covenants in paragraphs 6, 7, 8 or 9 hereof. Accordingly, the Executive agrees that if he shall breach or violate any of such covenants or obligations, the Company shall have the full right to seek injunctive relief in addition to any other rights provided in this Agreement or by operation of law, without the requirement of posting bond or proving special damages, and to terminate any payments to the Executive. In any action or proceeding instituted by the Company to enforce the provisions of paragraph 6, 7, 8 or 9 of this Agreement, the Executive waives any claim or defense that the Company has an adequate remedy at law or that the Company has not been, or is not being, irreparably injured by the Executive's breach or violation. The provisions of paragraphs 6, 7, 8, 9 and 10 hereof shall survive any termination of this Agreement or the Employment Term.
Acknowledgment by Executive. The Executive represent and warrants that (i) he is not, and will not become party to any agreement, contract, arrangement or understanding, whether or employment or otherwise, that would in any way restrict or prohibit him from undertaking or performing him duties in accordance with this Agreement or that restricts him ability to be employed by the Company in accordance with this Agreement; (ii) his position with the Company, as described in this Agreement, will not require him to improperly use any trade secrets or confidential information of any prior employer, or any other person or entity for whom he has performed services.
Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement (or the breach thereof) shall be settled by final and binding arbitration in New York, New York by three arbitrators. Except as otherwise expressly provided in this paragraph 12, the arbitration shall be conducted in accordance with the commercial rules of the American Arbitration Association (the "Association") then in effect. One of the arbitrators shall be appointed by the Company, one shall be appointed by the Executive, and the third shall be appointed by the first two arbitrators. If the first two arbitrators cannot agree on the third arbitrator within the thirty (30) days of the appointment of the second arbitrator, then the third arbitrator shall be appointed by the Association. This paragraph 12 shall not be construed to limit the Company's right to obtain equitable relief under this Agreement with respect to any matter or controversy subject to this Agreement, and, pending, a final determination by the arbitrators with respect to any such matter or controversy, the Company shall be entitled to obtain any such relief by direct application to state, federal or other applicable court, without first being required to arbitrate such matter or controversy and without the necessity of posting bond.
Notices. All notices and other communications hereunder shall be deemed given upon (a) the sender's confirmation of receipt of a facsimile transmission to the recipient's facsimile number set forth below, (b) confirmed delivery by a standard overnight carrier to the recipient's address set forth below, (c) delivery by hand to the recipient's address set forth below or (d) the expiration of five (5) business days after the day mailed in the United States by certified or registered mail, postage prepaid, return receipt requested, addressed to the recipient's addresses set forth below (or, in each case, to or at such other facsimile number or address for a party as such party may specify by notice given in accordance with this paragraph 13):
     If to the Company, to:

          Lifetime Hoan Corporation
          One Merrick Avenue
          Westbury, New York 11590
          Attention:  Jeffrey Siegel, Chief Executive Officer
          Facsimile:  (516) 450-1017

     If to the Executive, to the address set forth on the signature page hereof.

Entire Agreement; Modification. This Agreement constitutes the entire agreement and understanding of the parties with respect to the matters set forth herein and supersedes all prior and contemporaneous agreements and understandings between the parties with respect to those matters. There are no promises, representations, warranties, covenants or undertakings other than those set forth herein. This Agreement may not be amended, modified or changed except by a writing signed by the parties hereto.
Waiver of Breach. Waiver by either party of a beach of any provision of this Agreement by the other shall not operate as a waiver of any other or subsequent breach by such other party. Assignment. Neither this Agreement, nor the Executive's rights, powers, duties nor obligations hereunder, may be assigned by the Executive. This Agreement may be assigned by the Company to any successor in interest and the obligations hereunder shall be binding on such third party assignee.
Severability. If any provision of this Agreement shall be unenforceable under any applicable law, then notwithstanding such unenforceability the remainder of this Agreement shall continue in full force and effect.
Survival. Notwithstanding the termination of this Agreement or the Executive's employment hereunder, such provisions of this Agreement as by their terms survive the termination of this Agreement shall continue in full force and effect in accordance with their respective terms.
Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York (without giving effect to those laws that would require the application of the substantive law of another jurisdiction). The Executive hereby consents to the personal jurisdiction of the federal and state courts located in New York in connection with any matter arising out of this Agreement and confirms and agrees that any claim against the Company, including without limitation, enforcement of any arbitration award under paragraph 12 hereof shall be brought only in the federal and state courts located in New York.
Representation by Counsel; No Duress. The Executive acknowledges that this Agreement has been negotiated at arm's length; that he has full opportunity for representation by counsel in connection with the negotiation and review of this Agreement, and has either been adequately represented by counsel or has chosen to forego him opportunity to be so represented; that this Agreement will be deemed to have been drafted by both parties and, as such, ambiguities shall not be construed against any one party; and that he enters this Agreement freely and without duress or compulsion of any kind.
IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first set forth above.


LIFETIME HOAN CORPORATION


By: ______________________________
Printed Name: JEFFREY SIEGEL
Title: CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER



EXECUTIVE


__________________________________

Printed Name: ROBERT REICHENBACH
Title: EXECUTIVE VICE PRESIDENT
Date: AUGUST 20, 2003



ADDRESS OF EXECUTIVE:

________________________
________________________
________________________



                 EXECUTIVE EMPLOYMENT AGREEMENT
                               FOR
                         BOB REICHENBACH
                   ___________________________
                SCHEDULE OF TERMS AND CONDITIONS
Schedule 1: Date of Agreement:  July 1, 2003
Schedule 2: Title and Management Position; Responsibilities
               Executive Vice President
               Division President  - Cutlery Division
               Division President  - Bakeware Division
               Division President -  Barware & At Home
               Entertaining Division
Schedule 3: (c) Initial Term Commencement Date: July 1, 2003
          (d) Initial Term Expiration Date: June 30, 2006
Schedule 4: Reporting Authority: Chief Executive Officer
Schedule 5: Principal Office Location: Westbury, NY
Schedule 6: Initial Base Salary per annum: $250,000.00
          Initial Base Salary Commencement Period: January 1,
          2003
          Initial Base Salary Completion Period: December 31,
          2003
Schedule 7: First Bonus Year: Year ended December 31, 2003 Calculation of Eligibility for Annual Bonus:
          Executive  shall  eligible for an Annual  Bonus  based
          upon  the  level  of aggregate "Contribution  Dollars"
          earned   from  the  Cutlery  Division,  the   Bakeware
          Division  and  the  Barware  &  At  Home  Entertaining
          Division.  Contribution  Dollars  for  each   Division
          shall be determined by subtracting from the Net Sales of each Division, the sum of (a) the Cost of Goods Sold of that Division and (b) Freight, Warehouse, Sales, Marketing, Product Development, Graphics/Art and General & Administrative Expenses, as allocated
          to   that   Division  by  the  Corporation's   Finance
          Department.

          For  the  year ended December 31, 2003, the Employee's
          Annual Bonus shall be equal to:

               0.40% of Contribution Dollars up to $10,361,000, plus
               2.00% of Contribution Dollars above $10,361,000 to $11,842,000, plus
               2.40% of Contribution Dollars above $11,842,000 to $13,322,000, plus
               2.80% of Contribution Dollars above $13,322,000 to $14,802,000, plus
               3.75% of Contribution Dollars above $14,802,000

          Notwithstanding the foregoing, the Executive shall be not be entitled to an Annual Performance Bonus for the year ended December 31, 2003, (a) if the aggregate Contribution Dollars for the Cutlery Division, the Bakeware Division and the Barware & At Home Entertaining Division for the year ended December 31, 2003, are less than $10,361,000; or (b) if the Net Income of the Company for the year ended December 31, 2003 is less than $5,000,000. Net Income shall mean the net earnings of the Company for the year ended December 31, 2003, after deducting all federal, state and local taxes and all other charges and reserves, as reported in the Company's audited financial statements for that year.

Schedule 8: Automobile Allowance Per Month: $600 per month.
Schedule 9: Severance  Expiration  Date: The Severance  Expiration
          Date   shall   be   twelve  (12)  months   after   the
          Termination Date.
Schedule 10: Restricted Period: The Restricted Period shall be twelve (12) months following the Termination Date.