Form 10-K
period 2003-12-31
LIFETIME HOAN CORP
filed 2004-03-29
CIK 874396

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [No Fee Required]
           For the fiscal year ended December 31, 2003
                               or
[  ] Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [No Fee Required]

For the transition period from             to

Commission file number 1-19254
                    Lifetime Hoan Corporation
     (Exact name of registrant as specified in its charter)

Delaware                                           11-2682486
(State or other jurisdiction of incorporation    (I.R.S. Employer
or organization)                                 Identification No.)


One Merrick Avenue, Westbury, New York                 11590
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (516)683-6000

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

    The aggregate market value of 6,879,000 shares of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $52,624,000. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.

    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 2003 was 10,848,278.

               DOCUMENTS INCORPORATED BY REFERENCE
    Parts of the registrant's definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Items 11,12 and 13 hereof.


                    LIFETIME HOAN CORPORATION

                            FORM 10-K

                        TABLE OF CONTENTS



PART I
1.  Business                                                3
2.  Properties                                             12
3.  Legal Proceedings                                      12
4.  Submission of Matters to a Vote of Security Holders    12

PART II
5.  Market for the Registrant's Common Stock and Related
     Stockholder Matters                                   13
6.  Selected Financial Data                                14
7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                   16
7A. Quantitative and Qualitative Disclosures about
     Market Risk                                           20
8.  Financial Statements and Supplementary Data            21
9.  Changes in and Disagreements with Accountants on
     Accountingand Financial Disclosure                    21
9A. Controls and Procedures                                22


PART III
10. Directors and Executive Officers of the Registrant     23
11. Executive Compensation                                 24
12. Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters            24
13. Certain Relationships and Related Transactions         24
14. Principal Accounting Fees and Services                 25

PART IV
15. Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K                                   25
Exhibit Index                                              25
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

The Company is required to file its annual reports on Forms 10-K and quarterly reports on Forms 10-Q, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the "SEC"). The public may read and copy any materials which we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information may be obtained with respect to the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company's electronic filings with the SEC at http://www.sec.gov. The Company also maintains a website at http://www.lifetime.hoan.com where users can access the Company's electronic filings free of charge.

Lifetime  Hoan  Corporation designs, markets  and  distributes  a broad  range of consumer products in the home, including  kitchen tools and gadgets, household cutlery and cutting boards, bakeware
and   hostess   accessories,  pantryware,  and  decorative   bath
accessory products.  The Company has developed a strong  consumer franchise  by  promoting and marketing innovative products  under both  owned and licensed trade names.  Owned trade names  include
Hoffritz(R), Roshco(R), Baker's Advantage(R), Kamenstein(R), Casa Moda(TM), Hoan(R), Tristar(R), Gemco(R), :USE(R) and Old Homestead(R). Licensed trade names include Farberware(R), KitchenAid(R), Cuisinart(R) and
various  names  under  license from The Pillsbury  Company.   The
Farberwarer  trade name is used pursuant to a 200  year  royalty-
free  license.   As  used  herein, unless  the  context  requires
otherwise, the terms "Company" and "Lifetime" mean Lifetime  Hoan
Corporation and its subsidiaries.

Sales growth is stimulated by expanding product offerings and penetrating various channels of distribution, both domestically and to a minor extent, internationally. In addition, the Company has made the following acquisitions and entered into the following agreements since 1995:

Hoffritz(R)

In 1995, the Company acquired the Hoffritz(R) trademarks and brand name. The Company uses the name on various products including cutlery, scissors, personal care implements, kitchen tools, bakeware, barware and barbecue accessories. The Company believes that Hoffritz(R) is a well-known, respected name with a history of
quality.   The  Company markets these products primarily  through
major department stores and high-end specialty stores nationwide.


Farberware(R)

In 1996, the Company entered into an agreement to acquire certain assets of Farberware, Inc. ("Farberware"). Under the terms of the acquisition agreement the Company acquired a 200 year, royalty-free, exclusive right to use the Farberware(R) name in connection with the product lines covered by its then existing license agreements, which included kitchen cutlery products (excluding flatware) and kitchen tools such as spatulas, barbecue forks and kitchen "gadgets" (but excluding appliances), plus a limited number of certain additional products. The Company also acquired 50 Farberware retail outlet stores pursuant to the acquisition agreement.


Meyer Agreement

In 1997, the Company entered into an agreement with Meyer Corporation, regarding the operation of the Company's Farberware(R) retail outlet stores. Pursuant to the agreement, as amended, the Company continues to own and operate the Farberware(R) retail outlet
stores,   which   the  Company  acquired  in  1996,   and   Meyer
Corporation, the licensed manufacturer of Farberware(R) branded cookware products, assumes responsibility for merchandising and
stocking  cookware  products in the  stores.   Meyer  Corporation
receives all revenue from sales of Farberware(R) cookware, currently occupies 30% of the space in each store and reimburses the Company for 30% of the operating expenses of the stores. For the first nine months of 2003 and all of fiscal year 2002, the Company and Meyer Corporation each occupied 50% of the space in each store and the Meyer Corporation reimbursed the Company for 50% of the operating expenses of the stores. In fiscal years 2000 and 2001, the Company and Meyer Corporation each occupied 40% of the space in the outlet stores, and Salton, Inc. occupied the other 20% of the space. Meyer Corporation and Salton, Inc. reimbursed the Company for 40% and 20%, respectively, of the operating expenses of the stores. See paragraph below entitled "Salton Agreement".

Salton Agreement

In January 2000, the Company entered into an agreement with Salton Inc. regarding the operation of the Company's Farberware(R) retail outlet stores. Pursuant to the agreement, the Company continued to own and operate the Farberware(R) retail outlet stores, which the Company acquired in 1996, and Salton Inc., the licensed manufacturer of Farberware(R) branded electric products, assumed responsibility for merchandising and stocking electric products in the stores. Salton Inc. received all revenue from sales of Farberware(R) electric products, occupied 20% of the space in each store and reimbursed the Company for 20% of the operating expenses of the stores. The Salton agreement was terminated effective December 31, 2001.


Roshco Acquisition

In 1998, the Company acquired all of the outstanding common stock of Roshco, Inc. ("Roshco"), a privately-held bakeware and baking-related products distributor, located in Chicago, Illinois. Roshco marketed its bakeware and baking-related products under the Roshco(R) and Baker's Advantage(R) trade names.




Kamenstein Acquisition

Effective September 1, 2000, the Company acquired the assets and assumed certain liabilities of M. Kamenstein, Inc. ("Kamenstein"), a privately-held 107-year old housewares company, whose products included pantryware, teakettles, and home organization accessories.

KitchenAid Agreement

On  October  16,  2000,  the  Company entered  into  a  licensing
agreement   with   KitchenAid,  a  division  of   the   Whirlpool
Corporation.   This  agreement  allows  the  Company  to  design,
manufacture and market an extensive range of kitchen utensils, barbecue items, and pantryware products under the KitchenAid(R) brand name. On January 1, 2002, the licensing agreement between the Company and KitchenAid, was amended, expanding the covered
products  to  include  bakeware and baking related  products.   A
second  amendment  to the licensing agreement  was  entered  into effective  August  1,  2003,  which  extended  the  term  of  the agreement  through  December 31, 2007 and  further  expanded  the
covered  products  to  include  kitchen  cutlery.   Shipments  of
products under the KitchenAid(R) name began in the second quarter of 2001.

Cuisinart Agreement

On March 19, 2002, the Company entered into a licensing agreement with Conair Corporation. This agreement allows the Company to design, manufacture and market a wide variety of kitchen cutlery products under the Cuisinart(R) brand name. Shipments of products under the Cuisinart(R) name began in the fourth quarter of 2002.



Prestige Acquisition and Disposition

In September 1999, the Company acquired 51% of the capital stock of Prestige Italiana, Spa. ("Prestige Italy") and Prestige Haushaltswaren GmbH ("Prestige Germany" and together with Prestige Italy, the "Prestige Companies") for approximately $1.3 million in cash. Effective September 27, 2002, the Company sold its interest in Prestige Italiana, Spa and, together with its minority interest shareholder, caused Prestige Haushaltswaren GmbH to sell all of its receivables and inventory to a European housewares distributor. As a result the Company received approximately $1.0 million in cash. The sale resulted in a net loss of approximately $811,000 which included the write-off of goodwill of approximately $540,000. For 2001 and 2002, the Company has reclassified its financial statements to classify the operations of the Prestige Companies as discontinued operations.

The Prestige Companies marketed and distributed kitchen tools, gadgets, cutlery and bakeware under the Prestige(R) trade name primarily in Italy and Germany.

:USE Acquisition

In October 2003, the Company acquired the business and certain assets of the :USE - Tools for Civilization Division of DX Design Express, Inc. which focused on creating contemporary lifestyle products for the home, including decorative hardware, mirrors and lighting for the bath, as well as decorative window accessories.

Gemco Ware, Inc.  Acquisition

In  November 2003, the Company acquired the assets of Gemco Ware,
Inc., a distributor of functional glassware products for storing and dispensing food and condiments.

Products

The Company designs, markets and distributes a broad range of consumer products used in the home, including kitchen tools and gadgets, household cutlery and cutting boards, bakeware and hostess accessories, pantryware, and decorative bath accessory
products.   The  Company's products are  marketed  under  various
trade names including Farberware(R), KitchenAid(R), Cuisinart(R), Hoffritz(R), Kamenstein(R), Gemco(R), :USE(R), Hoan(R) and Bakers Advantage(R).


Kitchen Tools and Gadgets

The Company sells over 4,000 kitchen tools and gadget items under
various    trade   names   including   Farberware(R), Hoffritz(R),
KitchenAid(R), Hoan(R) and Smart Choice. The kitchenware items are manufactured to the Company's specifications outside the United States, primarily in the People's Republic of China, and are generally shipped fully assembled. These items are typically packaged on a card, which can be mounted for sale on racks at the retailers' premises for maximum display visibility. Products include the following:

Kitchen Tools and Gadgets

These items include food preparation and serving tools such as metal, plastic and wooden spoons, spatulas, serving forks, graters, strainers, ladles, shears, vegetable and fruit knives, juicers, pizza cutters, pie servers, and slicers.

These items also include barbecue accessories, in sets and individual pieces, featuring such items as spatulas, tongs, forks, skewers, hamburger and fish grills, brushes, corn holders, food umbrellas, and nut and lobster crackers.


Impulse Purchase Products

J-Hook and Clip Strip merchandising systems are distributed by the Company to create additional selling space for this line in stores. The line consists of a variety of quality, novelty items designed to trigger impulse buying. This line is targeted towards supermarkets and mass merchants.


Household Cutlery and Cutting Boards

The Company designs, markets and distributes kitchen cutlery under a variety of trade names including Farberware(R), Cuisinart(R), Hoffritz(R) and Tristar(R). Cutlery is sold individually, in blister packages, boxed sets and in sets fitted into wooden counter blocks, resin carousels and stainless carousels.

The Company designs, markets and distributes a full range of cutting boards made of polyethylene, wood, glass and acrylic.
These   products  are  distributed  under  several  trade   names
including Farberware(R), KitchenAid(R) and Hoffritz(R). All cutting boards are imported. Boards are also packaged with cutlery items and kitchen gadgets.

Bakeware and Hostess Accessories

Bakeware
The Company designs, markets and distributes a variety of bakeware and baking related products. Trade names that these products are sold under include Hoffritz(R), KitchenAid(R), Baker's Advantage(R), Roshco(R) and under a license from Pillsbury.

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

Hostess Accessories
The Company markets a diverse line of products catering to the growing trend of casual home entertaining, encompassing items for the bar and the serving of appetizers, buffet dining and
desserts.   Hostess accessories are marketed under the Hoffritz(R),
Farberware(R) and Casa Moda(R) brands.


Pantryware
In September 2000 with the acquisition of Kamenstein, the Company began  to  design, market and distribute pantryware,  teakettles,
spice  racks  and  home organization accessories.   Products  are
distributed under the trade names Kamenstein(R), MKI(R), Farberware(R), Hoffrtiz(R), Warren Kimble(R), Precious Moments(R), Mrs. K's Organics(R), Kathy Ireland(R) and Perfect Tear(R).

These pantryware lines are manufactured in wood, wire, stainless steel and mixed media and include bread boxes, mug holders, paper towel dispensers, spice carousels, mail caddy's, enamel teakettles, stainless steel teakettles, storage and organization products and hardwood message centers. Organic and non-organic spices are sold separately in gift packs. These items are manufactured to the Company's specifications outside the United States and are generally shipped fully assembled. The spice containers are filled domestically in Kamenstein's Massachusetts facility.

Decorative Bath Accessories
The Company designs, markets and distributes under the :USE trade name, decorative hardware, mirrors and lighting for the bath.
:USE products are distributed through home fashion stores and independent bath and lighting specialty stores.


New Products

The Company has a design and development department consisting of
28   employees   who   create   new  products,   packaging,   and
merchandising concepts. In excess of 600 items were developed or remodeled in 2003, including the following:

KitchenAid: Expansion of over 150 new items in the Company's premium line of culinary tools, gadgets, and cutting boards. Most significant were: the expansion of the boxed food preparation category; a new line of nylon cooking tools; an extended assortment of gift and bridal sets; additional cutting boards, and three completely new lines of tools and gadgets for alternate levels of retail trade.

Cutlery and Cutting Boards: Full offerings of all 3 lines of Cuisinart branded cutlery, including multiple gift sets, wood block sets, molded block sets, and 61 open stock items.

Cuisinart cutlery uses the finest steel blades, with a Rockwell hardness of 56 and a chromium content of 18%. These knives create two new standards of excellence and performance in cutlery: the sharpest blades made with the hardest, most rust-resistant steel ever used in cutlery.


The Company also introduced Farberware Elite, a line of cutlery designed specifically for women that is dishwasher safe, with smaller handles, and never-needs-sharpening blades. Forged cutlery was a major trend in 2003, with introductions of Farberware Forged Classic (fine edge cutlery with never-needs-sharpening blades), triple-riveted Farberware Pro Forged II, and Farberware Pro Forged and Pro Stainless, with both lines featuring bonus cleavers in gift boxed sets. The Santoku knife (an Asian designed Chef's knife) was also new and it was added to many of the Farberware forged lines. The Company expanded it's assortment of glass cutting boards with non-slip corners, introduced curved wood boards, and designed a new "chop & slide" board for countertop/sink use.

Gadgets: Introduction of 35 new items, including an upscale line of Farberware Commercial gadgets, featuring a new line of silicone-over-steel kitchen tools, chrome-plated zinc alloy castings, and a new merchandising concept for point-of-purchase displays. The Company also introduced a new line of Farberware barbeque tools, as well as boxed, food preparation items.

Bakeware: Expansion of the KitchenAid brand line of premium bakeware to include a second series, consisting of 21 items of metal bakeware as well as a pizza baking stone. For both the original and second series of KitchenAid bakeware, the Company introduced the patented, award-winning "Roaster with Floating Rack", a unique innovation that keeps the rack above the bottom surface of the pan. The introduction of KitchenAid Silicone bakeware, consisting of 13 items each offered in 2 colors, was well received by the Company's customers. Other new lines were Farberware Ceramic Serveware as well as a matching series of Farberware Candlelight Serveware; ceramic bakeware in attractive stands that keeps food warm at the table. The Company also expanded the fondue assortment with 7 new offerings, and introduced a line of 8 ceramic buffet items.

Casa  Moda:  The  Company established the Casa Moda  division  to focus on the growing trend of casual home entertaining, encompassing products and accessories for the bar and the serving of appetizers, buffet dining and desserts. In 2003, the Company introduced Splash, an assortment of barware items in 6 colors, utilizing a combination of colored plastic and steel, with non-skid bases. Also introduced were an array of tempered, patterned glass coaster sets in steel and wire holders, 16 wood bar/hostess items, and the award-winning "E-Z Out", a patented, totally safe champagne bottle opener.

The Company also introduced different styles, under 3 brands, of the world's first (and patented) S'mores Maker. The S'mores
Maker works on a concept similar to a fondue, using canned chafing fuel inside a small roaster kettle, which has a stainless steel grill surface, as the heat source for roasting the marshmallows.

Kamenstein: The Company introduced the patented "Perfect-Tear" Paper Towel Holder in 2003 in 5 designs and in 4 materials and finishes (stainless steel, wood, chrome, and satin nickel). The other significant additions to Kamenstein were the commercial stainless steel spice racks in 3 sizes as well as the stainless steel "Jar Tower" spice racks.



Sources of Supply

The Company sources its products from approximately 55 manufacturers located primarily in the People's Republic of China, and to a smaller extent in the United States, Malaysia, Thailand, Taiwan, Indonesia, Italy and India. A majority of the Company's cutlery was purchased from three suppliers in 2003 who accounted for 48%, 20%, and 14% of the total cutlery purchases, respectively, and from three suppliers in 2002, who accounted for 58%, 20% and 10% of the total cutlery purchases, respectively. A majority of the Company's pantryware was purchased from four suppliers in 2003 that accounted for 20%, 16%, 13% and 11% of the total pantryware purchases, respectively, and from three suppliers in 2002, that accounted for 37%, 19% and 13% of the total pantryware purchases, respectively. An interruption of supply from any of these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis. However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

The Company's policy is to maintain several months of supply of inventory and, accordingly, it orders products substantially in advance of the anticipated time of sale to its customers. While the Company does not have any long-term formal arrangements with any of its suppliers, in certain instances, particularly with respect to the manufacture of cutlery, the Company places firm commitments for products several months in advance of receipt of firm orders from customers. Lifetime's arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of each order. All purchase orders are in United States dollars.

Marketing

The Company markets its product lines directly through its own sales force and through a network of independent sales representatives. The Company's products are sold primarily in the United States to approximately 700 customers including national retailers, department store chains, mass merchant retail and discount stores, supermarket chains, warehouse clubs, home centers, direct marketing companies and specialty chains and through other channels of distribution. During the years ended December 31, 2003, 2002 and 2001, Wal-Mart Stores, Inc. (including Sam's Clubs) accounted for approximately 29%, 20% and 18% of net sales, respectively. No other customer accounted for 10% or more of the Company's net sales during 2003, 2002 or 2001.

Competition

The markets for household cutlery, kitchenware, cutting boards, pantryware, bakeware and decorative bath accessories are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products to retailers are consumer brand name recognition, quality, packaging, breadth of product line, distribution capability, prompt delivery and price to the consumer.

Patents and Trademarks

The   Company  uses  a  number  of  owned  trademarks,  primarily
Hoffritz(R), Baker's Advantage(R), Roshco(R), Kamenstein(R), Tristar(R), Gemco(R), :USE(R) and Hoan(R). The Farberware(R) trademark is licensed under a 200 year royalty-free agreement. The Company considers these trademarks significant to its competitive position. Some of these trademarks are registered in the United States and others have become distinctive marks as to which the Company has acquired common law rights. The Company also licenses trademarks from The Pillsbury Company, KitchenAid(R) (a division of the
Whirlpool  Corporation)  and  Cuisinart  (a  division  of  Conair
Corporation).

The Company also owns several design and utility patents expiring from 2004 to 2023 on the overall design of some of its products. The Company also acquired patents, trademarks and copyrights as part of the Hoffritz(R), Roshco, Kamenstein and :USE acquisitions that expire from 2004 to 2022. The Company believes that the expiration of any of its patents would not have a material adverse effect on its business.

Seasonality

Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during its third and fourth quarters as order volume from the Company's customer base reaches its peak during these periods to stock for the holiday season. The following table sets forth the unaudited quarterly net sales from continuing operations for the years ended December 31, 2003, 2002 and 2001:

               Net Sales (in thousands)
          1st        2nd       3rd        4th
        Quarter    Quarter   Quarter    Quarter
2003    $24,284    $29,950   $44,068    $62,053
2002     24,188     27,281    32,235     47,515
2001     28,623     25,682    34,381     46,382

Backlog

The Company receives projections on a seasonal basis from its principal customers; however, firm purchase orders are most frequently placed on an as needed basis. The Company's experience has been that while there may be some modifications of customers' projections, the Company is able, with some degree of certainty, to predict its product needs.

The Company's backlog at December 31, 2003 and 2002 was $5,242,000 and $7,555,000, respectively. The Company expects to fill the 2003 backlog during 2004. The Company does not believe that backlog is indicative of its future results of operations or prospects. Although the Company seeks commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

Employees

As of December 31, 2003, Lifetime had 731 full-time employees, of whom 6 were employed in an executive capacity, 89 in sales, marketing, design or product development capacities, 74 in financial, administrative or clerical capacities, 260 in warehouse or distribution capacities and 302 were outlet store personnel. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.


ITEM 2. PROPERTIES

The following table describes the facilities at which the Company operates its business:

                                Approximate   Owned      Lease
Description/Use of                Square       or     Expiration
     Property        Location    Footage     Leased      Date

Corporate          Westbury,
headquarters and   New York        47,000     Owned        N/A
outlet store

Warehouse and      Robbinsville,
distribution       New Jersey     550,000    Leased      7/9/16
facility

Warehouse and      Cranbury,
distribution       New Jersey     152,000    Leased     8/31/04
facility

 Showroom          Bentonville,
                   Arkansas         1,000    Leased     3/31/04

Kamenstein         Elmsford,
headquarters       New York         6,200    Leased     3/31/09

Kamenstein         Winchendon,
warehouse and      Massachusetts  169,000     Owned       N/A
distribution
facility

Showroom/Office     Zhuhai,         4,000    Leased     4/19/06
                    China

Sales Office        Chicago,          750    Leased    12/15/04
                    Illinois

In addition to the properties listed above, the Company's Outlet Store subsidiary leases approximately 62 stores in retail outlet centers located in 30 states throughout the United States. The square footage of the stores range from approximately 2,000 square feet to 5,500 square feet. The terms of these leases range from month-to-month to five years with expiration dates beginning in January 2004 and extending through November 2008.

The Cranbury, New Jersey warehouse and distribution facility is no longer occupied by the Company and, effective August 2003, the Company began subleasing the warehouse to an unrelated third party.


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


PART II

ITEM  5.  MARKET  FOR THE REGISTRANT'S COMMON STOCK  AND  RELATED
STOCKHOLDER MATTERS

The Company's Common Stock is traded under the symbol "LCUT" on The Nasdaq National Market ("Nasdaq") and has been since its initial public offering in June 1991. The Board of Directors of the Company has authorized a repurchase of up to 3,000,000 of its outstanding shares of common stock in the open market. Through December 31, 2003, a cumulative total of 2,128,000 shares of common stock had been repurchased and retired at a cost of approximately $15,235,000. There were no repurchases in 2003 or 2002.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by Nasdaq.

                        2003            2002
                    High     Low    High    Low

  First Quarter      $7.10   $4.68  $7.20   $5.70

  Second Quarter     $7.93   $6.30  $7.21   $6.29

  Third Quarter     $10.50   $6.43  $7.19   $4.26

  Fourth Quarter    $17.12   $9.84  $5.55   $4.65

At December 31, 2003, the Company estimates that there were approximately 1,700 beneficial holders of the Common Stock of the Company.

The  Company is authorized to issue 2,000,000 shares of Series  B
Preferred Stock, none of which is issued or outstanding.

The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its Common Stock during 2003 and 2002. The Board of Directors currently intends to continue to pay quarterly cash dividends of $0.0625 per share of Common Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividends at any time.

The following table summarizes the Company's equity compensation plans as of December 31, 2003:


Plan category     Number of       Weighted       Number of
                securities to     average       securities
                  be issued       exercise       remaining
                upon exercise     price of     available for
                of outstanding   outstanding      future
                   options         options       issuance
Equity
 compensation
 plans approved
 by security        966,610          $7.27          998,500
 holders
Equity
 compensation
 plans not
 approved by             --             --               --
 security
 holders
Total               966,610          $7.27          998,500

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated income statement data for the years ended December 31, 2003, 2002 and 2001, and the selected consolidated balance sheet data as of December 31, 2003 and 2002, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated income statement data for the years ended December 31, 2000 and 1999, and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The Company acquired M. Kamenstein in September 2000, the business and certain assets of :USE in October 2003 and Gemco Ware, Inc. in November 2003. . This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                               (in  thousands  except  per  share data)

                                        Year Ended December 31,
                               2003     2002      2001      2000      1999
INCOME STATEMENT DATA:
Net sales                   $160,355  $131,219  $135,068  $121,124  $104,713

Cost of sales                 92,918    73,145    75,626    70,189    56,905
Distribution expenses         20,115    21,363    21,186    15,752    14,775
Selling, general and
administrative expenses       32,677    29,815    31,278    27,685    26,282
Income from operations        14,645     6,896     6,978     7,498     6,751
Interest expense                 724     1,004     1,015       730       255
Other income, net               (68)      (66)      (98)      (82)     (294)
Income before income taxes    13,989     5,958     6,061     6,850     6,790
Income taxes                   5,574     2,407     2,449     2,786     2,743
Income from continuing
 operations                   $8,415    $3,551    $3,612    $4,064    $4,047
Basic earnings per common
 share from continuing
 operations                    $0.79     $0.34     $0.34     $0.37     $0.32
Weighted average shares -
 basic                        10,628    10,516    10,492    10,995    12,572

Diluted earnings per common
 share from continuing
 operations                    $0.78     $0.34     $0.34     $0.37     $0.32
Weighted average shares and
 common share equivalents -
 diluted                      10,754    10,541    10,537    11,079    12,671

Cash dividends paid per
 common share                  $0.25     $0.25     $0.25     $0.25     $0.25


                                             December 31,
                               2003     2002      2001      2000      1999
BALANCE SHEET DATA:
Current assets               $88,284   $66,189   $75,486   $73,280   $83,347
Current liabilities           46,974    32,809    44,925    34,074    27,688
Working capital               41,310    33,380    30,561    39,206    55,659
Total assets                 136,736   113,369   124,856   113,307   117,427
Short-term borrowings         16,800    14,200    22,847    10,746     8,073
Stockholders' equity          86,081    78,309    78,061    77,517    87,808

Effective September 2002, the Company sold its 51% controlling interest in Prestige Italia, Spa and, together with its minority interest shareholder, caused Prestige Haushaltwaren GmbH (combined, the "Prestige Companies") to sell all of its receivables and inventory to a European housewares distributor. The results of operations of the Prestige Companies through the date of disposal are reflected as discontinued operations and are therefore excluded from the selected consolidated income statement data presented above.

Certain balances included within the prior years' balance sheet data above have been reclassified to conform with the current year presentation. These items include the reclassification of deferred tax liabilities to non-current liabilities to conform with the classification guidelines of Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes", the reclassification of deferred financing fees relating to the Company's reducing revolving credit facility to non-current assets, the reclassification to non-current assets of the long-term portion of notes receivable and the reclassification to non-current liabilities of the liability recorded for the effect of recording rent expense on a straight-line basis.



    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION     AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS
General
The following discussion should be read in conjunction with the consolidated financial statements for the Company and notes thereto set forth in item 8.

Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to inventories. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's accounting policies are more fully described in Note A of the consolidated financial statements. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's consolidated financial condition and results of operations and require management's most difficult, subjective and complex judgments.

Merchandise inventories, principally finished goods, are priced by the lower of cost (first-in, first-out basis) or market method. Reserves for excess or obsolete inventory reflected in the Company's consolidated balance sheets at December 31, 2003 and 2002 are determined to be adequate by the Company's management; however, there can be no assurance that these reserves will prove to be adequate over time to provide for ultimate losses in connection with the Company's inventory. The Company's management periodically reviews and analyzes inventory reserves based on a number of factors including, but not limited to, future product demand of items and estimated profitability of merchandise.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. For each of the years ended December 31, 2003 and December 31, 2002, the Company completed its assessment. Based upon such reviews, no impairment to the carrying value of goodwill was identified, and the Company ceased amortizing goodwill effective January 1, 2002.

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                   Year Ended December 31,
                                 2003       2002         2001
 Net sales                       100.0  %   100.0  %     100.0 %
 Cost of sales                    57.9       55.7         56.0
 Distribution expenses            12.5       16.3         15.7
 Selling, general and
  administrative expenses         20.4       22.7         23.1
 Income from operations            9.2        5.3          5.2
 Interest expense                  0.5        0.8          0.8
 Other income, net                   -          -        (0.1)
 Income before income taxes        8.7        4.5          4.5
 Income taxes                      3.5        1.8          1.8
 Income from continuing
  operations                       5.2  %     2.7  %       2.7 %

2003 COMPARED TO 2002

Net Sales

Net sales in 2003 were $160.4 million, an increase of approximately $29.1 million, or 22.2% higher than 2002. The increase in sales volume was attributable primarily to increased shipments of KitchenAid branded kitchen tools and gadgets and bakeware, the Company's newly designed S'mores Makers and Kamenstein pantryware products.


Cost of Sales

Cost of sales for 2003 was $92.9 million, an increase of approximately $19.8 million, or 27.0% higher than 2002. Cost of sales as a percentage of net sales increased to 57.9% in 2003 from 55.7% in 2002, due primarily to higher sales of licensed branded products which generate lower margins due to the added costs of royalties and a higher cost of sales-to-net sales relationship for Kamenstein products in 2003. The amount of direct import sales increased in 2003. These sales relate to products shipped directly from contract manufacturers to the Company's retail customers and therefore carry lower gross profit margins as the pricing of such sales recognize that the Company does not incur any warehousing or distribution costs.


Distribution Expenses

Distribution expenses which primarily consist of warehousing expenses, handling costs of products sold and freight-out expenses, were $20.1 million for 2003 as compared to $21.3 million for 2002. These expenses included relocation charges, duplicate rent and other costs associated with the Company's move into its Robbinsville, New Jersey warehouse amounting to $0.7 million in 2003 and $2.2 million in 2002. Excluding these moving related costs, distribution expenses were 1.1% higher in 2003 as compared to 2002 due to higher depreciation expense related to capital expenditures for the new automated warehouse system and related equipment, offset by lower payroll costs. As a percentage to net sales, distribution expenses, excluding the aforementioned relocation charges, were 12.1% in 2003 as compared to 14.6% in 2002. This improved relationship reflects the benefits of labor savings generated by the new systems in our Robbinsville, New Jersey warehouse.


Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2003 were $32.7 million, an increase of $2.9 million, or 9.6%, from 2002. The increase in selling, general and administrative expenses is primarily attributable to increased personnel costs, including the planned personnel additions in the sales and product design departments, increased commission expense related to the higher sales volume and higher consulting fees.


Interest Expense

Interest expense for 2003 was $0.7 million, a decrease of $0.3 million or 27.9%, from 2002. The decrease is attributable to a decrease in the average level of borrowings outstanding during 2003 under the Company's secured, revolving credit facility.

Income Taxes
Income taxes for 2003 were $5.6 million, an increase of $3.2 million or 131.6%, from 2002. The increase in income taxes is directly related to the increase in income before taxes from 2003 to 2002. Income taxes as a percentage of income before taxes remained consistent from year-to-year at approximately 40%.

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


Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2002 were $29.8 million, a decrease of $1.5 million, or 4.7%, from 2001. The decrease in selling, general and administrative expenses was primarily attributable to less bad debt expense and decreased selling costs on lower sales volume.

Interest Expense

Interest  expense for 2002 and 2001 remained consistent  at  $1.0 million as the average level of borrowings outstanding under the Company's secured, revolving credit facility was consistent during both periods.

Income Taxes
Income  taxes  and income taxes as a percentage of income  before income  taxes  for  2002  and 2001 remained  consistent  at  $2.4 million and approximately 40%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had cash and cash equivalents of $1.2 million, an increase of $1.1 million from the prior year, working capital was $41.3 million, an increase of $7.9 million from December 31, 2002, the current ratio was 1.88 to 1 and borrowings increased from the prior year by $2.6 million to $16.8 million at December 31, 2003. The increase in working capital primarily resulted from an increase in accounts receivable and merchandise inventories offset in part by an increase in accounts payable and trade acceptances, accrued expenses and income taxes payable.

Cash provided by operating activities was approximately $5.7 million, primarily resulting from net income before depreciation, amortization, provisions for losses on accounts receivable and other non-cash charges, increased accounts payable and trade acceptances, accrued expenses and income taxes payable offset by increased accounts receivable and merchandise inventories. Cash used in investing activities was approximately $6.2 million, which consisted of purchases of fixed assets and the cash paid in connection with the acquisitions of the :USE and Gemco businesses. Cash provided by financing activities was approximately $1.6 million, primarily as a result of an increase in short-term borrowings and proceeds from the exercise of stock options, offset by cash dividends paid.

Capital expenditures were $2.2 million in 2003 and $1.8 million in 2002. Total planned capital expenditures for 2004 are estimated at $3.0 million. These expenditures are expected to be funded from current operations, cash and cash equivalents and, if necessary, borrowings under the Company's revolving credit agreement.

As of December 31, 2003, the Company's contractual obligations were as follows (in thousands of dollars):

                                Payments Due by Period
Contractual                    Less                             More
Obligations                   than 1       1-3       3-5       Than 5
                     Total     Year       Years     Years      Years
Operating Leases    $40,068   $5,056     $7,701    $6,066     $21,245
Capitalized Leases      824      172        344       308           -
Royalty License
 Agreements          10,205    2,055      5,150     3,000           -
Employment
 Agreements           7,074    2,976      4,098         -           -
Totals              $58,171  $10,259    $17,293    $9,374     $21,245

The Company has a $35 million three-year, secured, reducing revolving credit facility under an agreement (the "Agreement") with a group of banks. The Agreement is secured by all of the assets of the Company and matures in November 2004. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on either an alternate base rate, LIBOR rate, or a lender's cost of funds rate. As of December 31, 2003, the Company had $1.1 million of letters of credit and trade acceptances outstanding and $16.8 million of borrowings under the Agreement and, as a result, the availability under the Agreement was $17.1 million. Interest rates on borrowings at December 31, 2003 ranged from 2.9375% to 4.59%. Management is currently evaluating alternative borrowing arrangements and other available sources of financing to replace the Agreement upon its maturity which include, but are not limited to, entering into a new credit facility or term loan arrangement. The Company has had preliminary meetings with its banks and believes that it will be able to enter into a definitive multi-year credit facility on terms no less favorable than its current agreement; however, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Should the Company not be able to obtain financing it could have a material adverse impact on the Company's financial condition.

Products are sold to retailers primarily on 30-day credit terms, and to distributors primarily on 60-day credit terms. As of December 31, 2003, the Company had an aggregate of $2.1 million of accounts receivable outstanding in excess of 60 days or approximately 5.4% of gross receivables, and had inventory of $49.3 million.

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

Item  7A.  Quantitative and Qualitative Disclosures About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the year ended December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for the year ended December 31, 2003 are included herein commencing on page F-1.

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002.

                                        Three Months Ended
                             3/31    6/30     9/30    12/31
                          (in thousands, except per share data)
2003

Net sales                   $24,284  $29,950  $44,068  $62,053
Cost of sales                13,426   17,003   25,552   36,936
Net (loss) income             (602)      724    2,887    5,408
Basic earnings per
 common share               ($0.06)    $0.07    $0.27    $0.50
Diluted earnings per
 common share               ($0.06)    $0.07    $0.27    $0.49

2002

Net sales                   $24,188  $27,281  $32,235  $47,515
Cost of sales                13,126   14,462   17,612   27,945
(Loss) income from
 continuing operations      (1,080)      616    1,227    2,788
Loss from discontinued
 operations, net of tax       (117)    (227)    (151)        -
Loss on disposal, net of
 tax benefit                      -        -    (534)    (277)
Net (loss) income           (1,197)      389      542    2,511
Basic and diluted (loss)
 earnings per common share
 from continuing operations ($0.10)    $0.06    $0.12    $0.26
Basic and diluted loss per
 common share from
 discontinued operations    ($0.01)  ($0.02)  ($0.07)  ($0.02)
Basic and diluted (loss)
 earnings per common share  ($0.11)    $0.04    $0.05    $0.24

The unaudited quarterly results of operations shown above have been adjusted to present the results of operations of the Prestige Companies (sold in September 2002) as discontinued operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A.  CONTROLS and PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report on Form 10-K, that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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




PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the Company:

                                                       Director or
                                                    Executive Officer
                                                     of Company or
Name               Age       Position            Its Predecessor Since

Jeffrey Siegel      61    Chairman of the                 1967
                          Board of Directors,
                          Chief Executive
                          Officer and President

Bruce Cohen         45    Executive Vice                  1998
                          President
                          and a Director

Evan Miller         39    Executive Vice                  2002
                          President

Robert Reichenbach  55    Executive Vice                  2002
                          President

Craig Phillips      54    Vice-President -                1973
                          Distribution,
                          Secretary and a
                          Director

Robert McNally      57    Vice-President -                1997
                          Finance,
                          and Treasurer

Larry Sklute        60    President - Gadget              2004
                          Division

Ronald Shiftan      59    Director                        1991

Howard Bernstein    83    Director                        1992

Leonard Florence    72    Director                        2000

Cherrie Nanninga    55    Director                        2003

  Mr. Siegel has been continuously employed by the Company as its President since 1999. In 2000, Mr. Siegel became the Chief Executive Officer of the Company. In 2001, Mr. Siegel became the Chairman of the Board of Directors. Prior to becoming President, Mr. Siegel was Executive Vice President of the Company since 1967.

  Mr. Cohen was first elected a Director in 1998 and has been continuously employed by the Company in his present capacity since 1999. Prior thereto Mr.Cohen was Vice President - National
Sales Manager of the Company since 1991.

  Mr. Miller was named Executive Vice President in 2002. Prior thereto Mr. Miller was a Senior Vice President - Sales of the Company since 2000. Prior thereto, Mr. Miller was Vice President - National Sales Manager of the Company since 1985.

  Mr. Reichenbach was named Executive Vice President in 2002. Prior thereto Mr. Reichenbach was President of the Cutlery Division of the Company since 2001. Prior thereto, Mr.
Reichenbach was Senior Vice President - General Merchandise Manager of Linens `N Things since 1998.

  Mr. Phillips has been continuously employed by the Company in his present capacity since 1981.

  Mr. McNally has been continuously employed by the Company in his present capacity since 1997.

  Mr. Sklute was designated an executive officer by the Board of Directors on March 25, 2004. Mr. Sklute has been President of the Gadget Division of the Company since 2001. Prior thereto, Mr. Sklute was Vice President of Marketing since 1993.

  Mr. Shiftan has been a consultant to the Company since 2002. Prior thereto, Mr. Shiftan served as Deputy Executive Director of The Port Authority of New York & New Jersey from 1998 to 2002. Mr. Shiftan is also a director of Rumson Fair Haven Bank & Trust Co., the shares of which are traded on the NASDAQ Bulletin Board (RFHB.OB).

  Mr.  Bernstein  has  been  a member  of  the  Certified  Public
Accounting firm, Cole, Samsel &
Bernstein LLC (and its predecessors), for approximately fifty-one years.

  Mr. Florence was Chairman of the Board of Syratech, Inc., a consumer products company from 1986 to 2003. Mr. Florence was Chief Executive Officer and President of Syratech, Inc. from 1986 to 2001.

  Ms. Nanninga has been the Chief Operating Officer for the New York Tri-State Region of CB Richard Ellis, Inc., a commercial real estate firm since 2002. Prior thereto, Ms. Nanninga served as Deputy Chief Financial Officer and Director of Real Estate for the Port Authority of New York and New Jersey.

  Jeffrey Siegel and Craig Phillips are cousins.

  Bruce Cohen and Evan Miller are brothers-in-law.

  The Board of Directors has an audit committee, whose three members (Messrs. Bernstein, Florence and Ms. Nanninga) are independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The  information  required  by  this  item  is  incorporated   by
reference,  from  the  information contained  under  the  caption
"Executive  Compensation"  in  the  Company's  definitive   Proxy
Statement for its 2004 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  information  required  by  this  item  is  incorporated   by
reference,  from  the  information contained  under  the  caption
"Principal  Stockholders"  in  the  Company's  definitive   Proxy
Statement for its 2004 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required  by  this  item  is  incorporated   by
reference,  from  the  information contained  under  the  caption
"Certain   Transactions"  in  the  Company's   definitive   Proxy
Statement for its 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference, from the information contained under the caption
"Principal  Accounting  Fees  and  Services"  in  the   Company's
definitive  Proxy  Statement  for  its  2004  Annual  Meeting  of
Stockholders.


PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
FORM 8-K

(a)  (1) and (2) - see list of Financial Statements and Financial
     Statement Schedule on F-1.

(b)  Reports on Form 8-K in the fourth quarter of 2003.

     On October 30, 2003, the Company filed a report on Form 8-K announcing results of operations and financial condition for its third quarter ended September 30, 2003.

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

10.6 License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to Exhibit 10[j] to Form S-1 [No. 33-40154] of Lifetime Hoan Corporation).

10.7 License Agreement dated as of April 19, 1991 between the Company and The Pillsbury Company (incorporated by reference to Exhibit 10[m] to Form S-1 [No. 33-40154] of Lifetime Hoan Corporation).

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

10.19  Joint   Venture  Agreement  by  and  among   Syratech
       Corporation, Lifetime Hoan Corporation and Far-b Acquisition Corp., dated February 2, 1996.

10.20  Employment Agreement dated April 7, 1996 with Milton L.
       Cohen (incorporated by reference to the March 31, 1996 10-Q).

10.21  Employment Agreement dated April 7, 1996 with  Jeffrey
       Siegel (incorporated by reference to the March 31, 1996 10-
       Q).

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

10.36  Consulting Agreement dated October 1, 2002 between Lifetime
       Hoan Corporation    and Ronald Shiftan.

10.37 Amendment No. 6 to Outlet Store Operating Agreement, dated as of April 30, 2003 (the "Amendment", made by and between Outlet Retail Stores, Inc. and Cookware Concepts, Inc.

10.38  Robert  McNally Employment Agreement,  dated  July  1, 2003.

10.39  Craig Phillips Employment Agreement dated July 1, 2003.

10.40  Bruce Cohen Employment Agreement dated July 1, 2003.

10.41  Evan Miller Employment Agreement dated July 1, 2003.

10.42  Robert Reichenbach Employment Agreement dated July 1, 2003.


21     Subsidiaries of the registrant

23     Consent of Ernst & Young LLP.


31.1   Certification by Jeffrey Siegel, Chief Executive  Officer,
       pursuant  to  Rule  13a-14(a)  or  Rule  15d-14(a)  of   the
       Securities and Exchange Act of 1934, as adopted pursuant  to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification by Robert McNally, Chief Financial  Officer,
       pursuant  to  Rule  13a-14(a)  or  Rule  15d-14(a)  of   the
       Securities and Exchange Act of 1934, as adopted pursuant  to
       Section 302 of the Sarbanes-Oxley Act of 2002.


32 Certification by Jeffrey Siegel, Chief Executive Officer and Robert McNally, Chief Financial Officer pursuant to 18
       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibits.

  (d) Financial Statement Schedules - the response to this portion of Item 15 is submitted as a separate section of this report.

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

Signature                  Title                               Date


/s/ Jeffrey Siegel   Chairman of the Board of Directors,
Jeffrey Siegel       Chief Executive Officer, President    March 29, 2004
                     and Director


/s/ Robert McNally   Vice-President - Finance
Robert McNally       and Treasurer                         March 29, 2004
                     (Principal Financial and
                     Accounting Officer)

/s/ Craig Phillips
Craig Phillips       Director                              March 29, 2004


/s/ Bruce Cohen
Bruce Cohen          Director                              March 29, 2004


/s/ Ronald Shiftan
Ronald Shiftan       Director                              March 29, 2004


/s/ Howard Bernstein
Howard Bernstein     Director                              March 29, 2004


/s/ Leonard Florence
Leonard Florence     Director                              March 29, 2004

/s/ Cherrie Nanninga
Cherrie Nanninga     Director                              March 29, 2004


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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
      14) for the registrant and have:

        a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our
           conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        c. disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal controls over financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.





Date:        March 29, 2004



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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and have:

       a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our
          conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       c. disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal controls over financial reporting; and
  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. All significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report information; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:        March 29, 2004



___/s/ Robert McNally___________
        Robert McNally
Vice President and Chief Financial
     Officer

                FORM 10-K - ITEM 15(a)(1) and (2)
                    LIFETIME HOAN CORPORATION

 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following Financial Statements and Schedule of Lifetime Hoan
Corporation are included in Item 8.

Report of Independent Auditors                                    F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002 F-3 Consolidated Statements of Income for the
     Years ended December 31, 2003, 2002 and 2001                 F-4
Consolidated Statements of Stockholders' Equity for the
     Years ended December 31, 2003, 2002 and 2001                 F-5
Consolidated Statements of Cash Flows for the
     Years ended December 31, 2003, 2002 and 2001                 F-6
Notes to Consolidated Financial Statements                        F-7


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

                 REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Lifetime Hoan Corporation

We have audited the accompanying consolidated balance sheets of Lifetime Hoan Corporation as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Hoan Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.



Ernst & Young LLP

Melville, New York
February 18, 2004

                    LIFETIME HOAN CORPORATION

                   CONSOLIDATED BALANCE SHEETS

                (in thousands, except share data)

                                                       December 31,
ASSETS                                             2003           2002
CURRENT ASSETS
   Cash and cash equivalents                     $  1,175       $     62
   Accounts receivable, less allowances of
    $3,349 in 2003 and $3,888 in 2002              31,977         19,143
   Merchandise inventories                         49,294         41,333
   Prepaid expenses                                 2,129          1,603
   Other current assets                             3,709          4,048
      TOTAL CURRENT ASSETS                         88,284         66,189

PROPERTY AND EQUIPMENT, net                        20,563         20,850
GOODWILL                                           16,145         14,952
OTHER INTANGIBLES, net                              9,530          9,000
OTHER ASSETS                                        2,214          2,378
   TOTAL ASSETS                                  $136,736       $113,369

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings                         $ 16,800       $ 14,200
   Accounts payable and trade acceptances           8,405          2,720
   Accrued expenses                                17,156         13,426
   Income taxes payable                             4,613          2,463
      TOTAL CURRENT LIABILITIES                    46,974         32,809

DEFERRED RENT & OTHER LONG-TERM LIABILITIES         1,593            468
DEFERRED INCOME TAX LIABILITIES                     2,088          1,783

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, shares authorized:
    25,000,000; shares issued and outstanding:
    10,842,540 in 2003 and 10,560,704 in 2002         109            106
   Paid-in capital                                 63,409         61,405
   Retained earnings                               23,042         17,277
   Notes receivable for shares issued to
    stockholders                                    (479)          (479)
              TOTAL STOCKHOLDERS' EQUITY           86,081         78,309

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $136,736       $113,369

         See notes to consolidated financial statements.

                    LIFETIME HOAN CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME
             (in thousands - except per share data)


                                         Year Ended December 31,
                                        2003       2002       2001

Net Sales                             $160,355   $131,219   $135,068

Cost of Sales                           92,918     73,145     75,626
Distribution Expenses                   20,115     21,363     21,186
Selling, General and Administrative
 Expenses                               32,677     29,815     31,278

Income from Operations                  14,645      6,896      6,978

Interest Expense                           724      1,004      1,015
Other Income, net                         (68)       (66)       (98)

Income Before Income Taxes              13,989      5,958      6,061

Income Taxes                             5,574      2,407      2,449

Income from Continuing Operations        8,415      3,551      3,612

Discontinued Operations:
  Loss from Operations, net of tax           -      (495)      (694)

  Loss on Disposal, net of income tax
   benefit of $225                           -      (811)          -

Total Loss from Discontinued Operations      -    (1,306)      (694)

NET INCOME                              $8,415     $2,245     $2,918

BASIC INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS               $0.79      $0.34      $0.34

DILUTED INCOME PER COMMON SHARE
FROM CONTINUING OPERATIONS               $0.78      $0.34      $0.34

LOSS PER COMMON SHARE FROM
DISCONTINUED OPERATIONS                      -    ($0.13)    ($0.06)

BASIC INCOME  PER COMMON SHARE           $0.79      $0.21      $0.28

DILUTED INCOME  PER COMMON SHARE         $0.78      $0.21      $0.28




         See notes to consolidated financial statements.

                            LIFETIME HOAN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                      Notes             Accumulated
                                                    Receivable             other
                                                      from     Deferred   Compre-
                   Common Stock   Paid-in  Retained   Stock-    Compen-   hensive         Comprehensive
                  Shares  Amount  Capital  Earnings  holders    sation     Loss    Total     Income
Balance at
 December 31, 2000 10,502  $105   $61,155  $17,359    ($908)     ($14)    ($180)  $77,517

Net income for 2001                          2,918                                  2,918     $2,918
Exercise of stock
 options                4              20                                              20
Repurchase and
 retirement of
 common stock        (15)            (88)                                            (88)
Amortization of
 deferred
 compensation                                                       14                 14
Reclass of notes
 receivable                                              422                          422
Foreign currency
 translation
 adjustment                                                                (125)    (125)      (125)
Comprehensive
 income                                                                                       $2,793
Cash dividends                             (2,617)                                (2,617)
Balance at
 December 31, 2001 10,491   105    61,087   17,660     (486)         -     (305)   78,061

Net income for 2002                          2,245                                  2,245     $2,245
Exercise of stock
 options               70     1       318                                             319
Repayment of notes
 receivable                                                7                            7
Foreign currency
 translation
 adjustment                                                                  305      305        305
Comprehensive
 income                                                                                       $2,550
Cash dividends                             (2,628)                                (2,628)
Balance at
 December 31, 2002 10,561   106    61,405   17,277     (479)         -         -   78,309

Net income and
 comprehensive
 income for 2003                             8,415                                  8,415
Tax Benefit on
 Exercise of Stock
 Options                              302                                             302
Exercise of stock
 options              282     3     1,702                                           1,705
Cash dividends                             (2,650)                                (2,650)
Balance at
 December 31, 2003 10,843  $109   $63,409  $23,042    ($479)         -         -  $86,081

                 See notes to consolidated financial statements.
                                       F-5

                    LIFETIME HOAN CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                                 Year Ended December 31,
                                               2003         2002        2001
OPERATING ACTIVITIES
Net income                                    $8,415       $2,245      $2,918
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Loss on sale of discontinued operations         -          811           -
   Depreciation and amortization               3,673        3,457       3,709
   Deferred income taxes                         105          133         722
   Deferred rent and other long-term
    liabilities                                  539          468           -
   Provision for losses on accounts
    receivable                                     8          386       1,396
   Reserve for sales returns and
    allowances                                 9,297        7,453       6,513
   Minority interest                               -        (476)       (144)
   Loss on sale of property and equipment          -            -       1,243
Changes in operating assets and liabilities,
 excluding the effects of the sale of the
 Prestige companies and the acquisitions of
 :USE and Gemco:
   Accounts receivable                      (21,008)      (6,880)    (10,493)
   Merchandise inventories                   (6,960)        1,022       3,292
   Prepaid expenses, other current assets
    and other assets                             177        1,853        (70)
   Accounts payable, trade acceptances
    and accrued expenses                       8,987      (6,122)     (1,250)
   Income taxes                                2,452        2,463           -

NET CASH PROVIDED BY OPERATING ACTIVITIES      5,685        6,813       7,836

INVESTING ACTIVITIES
Purchases of property and equipment, net     (2,213)      (1,807)    (13,267)
Proceeds from disposition of Prestige
 Companies                                         -          985           -
Acquisitions of :USE and Gemco               (3,964)            -           -
Acquisition of M. Kamenstein, Inc.                 -            -       (164)

NET CASH USED IN INVESTING ACTIVITIES        (6,177)        (822)    (13,431)

FINANCING ACTIVITIES
Repurchase of common stock                        -             -        (88)
Proceeds from (payments of) short term
 borrowings, net                              2,600       (8,647)      12,101
Proceeds from the exercise of stock
 options                                      1,705           318          20
Repayment of Note Receivable                      -             7           -
Payment of capital lease obligations           (50)             -           -
Cash dividends paid                         (2,650)       (2,628)     (2,617)

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                   1,605      (10,950)       9,416

EFFECT OF EXCHANGE RATE ON CASH AND CASH
 EQUIVALENTS                                      -             -       (125)

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  1,113       (4,959)       3,696
Cash and cash equivalents at beginning of
 year                                            62         5,021       1,325

CASH AND CASH EQUIVALENTS AT END OF YEAR     $1,175           $62      $5,021

         See notes to consolidated financial statements.
                               F-6

                    LIFETIME HOAN CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003

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

      The Company is engaged in the design, marketing and distribution of household cutlery, kitchenware, cutting boards, pantryware, bakeware and decorative bath accessories, marketing its products under a number of trade names, some of which are licensed. The Company sells its products primarily to retailers throughout the United States.

       The Company also operates approximately 62 retail outlet stores in 30 states under the Farberwarer name. Under an agreement with the Meyer Corporation, Meyer Corporation receives all revenue from sales of Farberware cookware, occupies 30% of the space in each store and reimburses the Company for 30% of the operating expenses of the stores.

  The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

  Revenue Recognition: Revenue is recognized upon the shipment of merchandise. Related freight-out costs are included in distribution expenses and amounted to $2.7 million, $2.7 million and $2.3 million for 2003, 2002 and 2001, respectively.

       Distribution Expenses: Distribution expenses primarily consist of warehousing expenses, handling costs of products sold and freight-out. These expenses include relocation charges, duplicate rent and other costs associated with the Company's move into it's Robbinsville, New Jersey warehouse, amounting to $0.7 million, $2.2 million and $2.9 million in 2003, 2002 and 2001, respectively.

        Inventories: Merchandise inventories, principally finished goods, are priced by the lower of cost (first-in, first-out basis) or market method. Reserves for excess or obsolete inventory reflected in the Company's consolidated balance sheets at December 31, 2003 and 2002 are considered adequate by the Company's management; however, there can be no assurance that these reserves will prove to be adequate over time to provide for ultimate losses in connection with the Company's inventory.

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

  Property  and Equipment: Property and equipment is stated  at  cost.
Property and equipment other than leasehold improvements is being depreciated by the straight-line method over the estimated useful lives of the assets. Building and improvements are being depreciated over 30 years and machinery, furniture, and equipment over 3 to 10 years. Leasehold improvements are depreciated over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

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


                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

  Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and trade acceptances approximate their fair values because of the short-term nature of these items. The carrying value of short-term borrowings outstanding under the Company's revolving credit facility approximate fair value as such borrowings bear interest at variable market rates.

  Goodwill and Other Intangible Assets: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company completed its annual assessment of goodwill impairment in the fourth quarters of 2003 and 2002. Based upon such reviews, no impairment to the carrying value of goodwill was identified in either periods. The Company ceased amortizing goodwill effective January 1, 2002. Had this standard been applied for the year ended December 31, 2001, net income would have been increased by $343,000 and basic and diluted earnings per share would have been $0.31.

  Other  intangibles consist of a royalty-free license,  trademarks  /
tradenames,  customer  relationships  and  product  designs   acquired
pursuant to three acquisitions and are being amortized by the straight-
line  method  over  periods ranging from 4 to 30  years.   Accumulated
amortization at December 31, 2003 and 2002 was $3.1 million and $2.7 million, respectively. Amortization expense with respect to these intangible assets for each of five succeeding fiscal years is estimated to be as follows: 2004 - $527,000; 2005 - $527,000; 2006 -
$527,000; 2007 - $525,000; 2008 - $507,000.


  Amortization expense for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 was $410,000, $390,000 and
$961,000, respectively.

         Long-Lived  Assets:   The  Company periodically  reviews  the
carrying value of intangibles and other long-lived assets for recoverability or whenever events or changes in circumstances indicate that such amounts have been impaired. Impairment indicators include among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit and a material decrease in the fair value of some or all of the Company's long-lived assets. When indicators are present, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated from the use of the asset. If these estimated future cash flows are less than the carrying value of the asset, the Company recognizes impairment to the extent the carrying value of the asset exceeds its fair value. Such a review has been performed by management and does not indicate an impairment of such assets.

    Income Taxes: Income taxes have been provided using the liability method.

  Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,628,000 in 2003, 10,516,000 in 2002 and 10,492,000
in 2001. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 10,754,000 in 2003, 10,541,000 in 2002 and 10,537,000 in 2001.




                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


  NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

  Accounting for Stock Option Plan: At December 31, 2003, the Company has a stock option plan, which is more fully described in Note
D. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                    Year ended December
                                             31,
                                   (in thousands, except
                                       per share data)
                                    2003    2002     2001
  Net income, as reported         $8,415   $2,245   $2,918
  Deduct: Total stock option
   employee compensation expense
   determined under fair value
   based  method for all awards,
   net of related tax effects      (196)    (156)    (188)
  Proforma net income             $8,219   $2,089   $2,730

  Earnings per share:
   Basic - as reported             $0.79    $0.21    $0.28
   Basic - proforma                $0.77    $0.20    $0.26

   Diluted - as reported           $0.78    $0.21    $0.28
   Diluted - proforma              $0.76    $0.20    $0.26

     New Accounting Pronouncements: In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

     In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

      FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

     FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted by the Company as of December 31, 2003. The adoption of FIN 46 had no impact on the Company's consolidated financial position or results of operations.

                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

     Reclassifications: Certain 2002 and 2001 balances have been reclassified to conform with the current presentation. These items include the reclassification of deferred tax liabilities to non-current liabilities to conform with the classification guidelines of SFAS No 109, "Accounting for Income Taxes", the reclassification of deferred financing fees relating to the Company's reducing revolving credit facility to non-current assets, the reclassification to non-current assets of the long-term portion of notes receivable and the reclassification to non-current liabilities of the liability recorded for the effect of recording rent expense on a straight-line basis.

NOTE B - ACQUISITIONS, DISPOSALS AND LICENSES

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

     Gemco Ware, Inc. Acquisition: In November 2003, the Company acquired the assets of Gemco Ware, Inc. ("Gemco"), a distributor of functional glassware products for storing and dispensing food and condiments. The results of operations of Gemco are included in the Company's consolidated statements of income from the date of acquisition.

     :USE Acquisition: In October 2003, the Company acquired the business and certain assets of the :USE - Tools for Civilization Division of DX Design Express, Inc., which was a company focused on creating contemporary lifestyle products for the home, including decorative hardware, mirrors and lighting for the bath, as well as decorative window accessories. The results of operations of Gemco are included in the Company's consolidated statements of income from the date of acquisition.

          In connection with the Gemco and :USE acquisitions, the aggregate purchase price paid in cash, including associated expenses, amounted to $4.0 million. The Company is also required to pay minimum contingent consideration of $300,000 ($100,000 in each of the years 2004 - 2006) based upon a percentage of net sales of the :USE product line up to a maximum of $1,500,000 ($500,000 in each of the years 2004
- 2006). The acquisitions were accounted for under the purchase method and, accordingly, acquired assets and liabilities are recorded at their fair values. The preliminary purchase price allocation of the acquired businesses resulted in the following condensed balance of assets acquired (in thousands):

                                         Preliminary
                                       Purchase Price
                                         Allocation
               Accounts receivable         $ 1,131
               Merchandise Inventories       1,000
               Other intangibles               940
               Goodwill                      1,192
               Total assets acquired       $ 4,263

                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE B - ACQUISITIONS, DISPOSALS AND LICENSES (continued)

         KitchenAid License Agreement: In October 2000, the Company entered into a licensing agreement with KitchenAid, a division of the Whirlpool Corporation. This agreement allows the Company to design, manufacture and market an extensive range of kitchen utensils, barbecue items and pantryware products under the KitchenAidr brand name. On January 1, 2002, the licensing agreement between the Company and KitchenAid, was amended, expanding the covered products to include bakeware and baking related products. A second amendment to the licensing agreement was signed effective August 1, 2003, between the Company and KitchenAid. The second amendment extended the term of the agreement through December 31, 2007 and further expanded the covered products to include kitchen cutlery. Shipments of products under the agreement began in the second quarter of 2001.

    Cuisinart  License  Agreement:  On March  19,  2002,  the  Company
entered into a licensing agreement with Conair Corporation. This agreement allows the Company to design, manufacture and market a wide variety of cutlery products under the Cuisinartr brand name. Shipments of products under the Cuisinartr name began in the fourth quarter of 2002.


NOTE C -CREDIT FACILITIES

  On November 9, 2001, the Company entered into a $45 million three-year, secured, reducing revolving credit agreement (the "Agreement") with a group of banks and, in conjunction therewith, canceled its $40 million short-term line of credit. The Credit Facility reduced to $35 million at December 31, 2003 in accordance with the terms of the agreement through the maturity date in November 2004. The Credit Facility is secured by all of the assets of the Company and the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based upon either an alternate base rate, LIBOR, or a lender's cost of funds rate. As of December 31, 2003 and 2002, the Company had $1.1 million and $2.5 million of letters of credit and trade acceptances outstanding, respectively, and $16.8 million and $14.2 million of borrowings under the Agreement, respectively, and, as a result, the availability under the Agreement at December 31, 2003 and 2002 was $17.1 million and $23.3 million, respectively. Interest rates on borrowings at December 31, 2003 ranged from 2.9375% to 4.59%, while interest rates on borrowings at December 31, 2002 ranged from 4.125% to 4.75%.

         The Company paid interest of approximately $0.7 million, $1.0 million and $1.0 million during the years ended December 31, 2003, 2002 and 2001, respectively.

 NOTE D - CAPITAL STOCK

           Cash Dividends: The Company paid regular quarterly cash dividends of $0.0625 per share on its Common Stock, or a total annual cash dividend of $0.25 per share, in 2003, 2002 and 2001. The Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of Common Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividend at any time.
                              F-11

                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - CAPITAL STOCK (continued)

 Common Stock Repurchase and Retirement: In December 1999, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 of the outstanding shares of Common Stock in the open market. In 2000, the Board of Directors increased the authorized amount of Common Stock that could be bought back from 1,000,000 shares to 3,000,000 shares. Through December 31, 2003, 2,128,000 shares were repurchased for approximately $15.2 million (none in 2003 and 2002).

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

     As of December 31, 2003, approximately 999,000 shares were available for grant under the Company's stock option plans and all options granted through December 31, 2003 under the plan have exercise prices equal to the market value of the Company's stock on the date of grant.

     The weighted average fair values of options granted during the years ended December 31, 2003, 2002 and 2001 were $2.57, $0.16 and $0.27, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.37%, 3.47% and 4.55% for 2003, 2002 and 2001, respectively; 2.53%
dividend yield in 2003, 4.33% dividend yield in 2002 and 4.25% dividend yield in 2001; volatility factor of the expected market price of the Company's common stock of 0.41 in 2003, 0.06 in 2002 and 0.07 in  2001; and a weighted-average expected life of the options of  6.0,
6.0 and 4.7 years in 2003, 2002 and 2001, respectively.

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

                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - CAPITAL STOCK (continued)

               A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                        2003                 2002                    2001
                           Weighted-             Weighted-               Weighted-
                            Average               Average                 Average
                            Exercise             Exercise                Exercise
                  Options     Price     Options    Price       Options     Price

Balance - Jan 1,   919,291    $6.98    1,031,830   $6.94      1,245,335    $7.39

Grants             370,000    $7.37      175,000   $6.30        140,000    $5.68

Exercised        (298,232)    $6.50     (94,153)   $5.00        (3,971)    $5.00

Canceled          (24,449)    $7.44    (193,386)   $7.09      (349,534)    $8.16

Balance-Dec 31,    966,610    $7.27      919,291   $6.98      1,031,830    $6.94

                The   following  table  summarizes  information  about
employees' stock options outstanding at December 31, 2003:

                                                           Weighted-   Weighted-
                                            Weighted-       Average     Average
                                             Average       Exercise    Exercise
                                            Remaining       Price -     Price -
Exercise         Options       Options     Contractual     Options     Options
  Price        Outstanding   Exercisable      Life       Outstanding  Exercisable

$4.14 - $5.51    270,375       270,375     4.5 years        $5.33        $5.33
$6.00 - $8.55    532,292       290,292     7.7 years        $7.16        $6.74
$8.64 - $12.81   163,943       138,943     2.2 years       $10.82       $10.46
                 966,610       699,610     5.9 years        $7.27        $6.94

               At  December 31, 2002 and 2001, there were 789,917  and
680,858   options   exercisable,  respectively,  at   weighted-average
exercise prices per share of $7.14 and $7.20, respectively.

              In connection with the grant of certain options in prior years, the Company recorded, and amortized, deferred compensation. As of December 31, 2001, such deferred compensation had been fully amortized.

            In connection with the exercise of options under a stock option plan which has since expired, the Company received cash of $255,968 and notes in the amount of $908,000 in 1985. The notes bear interest at 9% and are due no later than December 31, 2005. During 2001, a note from Milton L. Cohen, a director of the Company in the amount of $422,000 was canceled. During 2001, a new note was received from Milton L. Cohen in the amount of $855,000, which consolidated all amounts due by Milton L. Cohen to the Company.

                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - INCOME TAXES

  Pre-tax income from continuing operations for the years ended December 31, 2003, 2002 and 2001 was $14.0 million, $6.0 million and $6.1 million, respectively.

  The provision for income taxes consists of (in thousands):

                                Year Ended December 31,
                                2003      2002     2001
        Current:
          Federal             $4,451    $2,035   $1,431
          State and local      1,018       239      296
        Deferred                 105       133      722
        Income tax provision  $5,574    $2,407   $2,449

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets (liabilities) are as follows (in thousands):

                                            December 31,
                                           2003      2002
       Merchandise inventories           $1,122    $1,058
       Accounts receivable allowances       876       740
       Depreciation and amortization    (2,088)   (1,783)
       Net deferred tax (liabilities)
        assets                            ($90)       $15

  The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):

                                          Year Ended December 31,
                                           2003     2002     2001
       Provision for Federal income
        taxes at the statutory rate      $4,896   $2,026   $2,061
       Increases (decreases):
         State and local income taxes,
          net of Federal income tax
          benefit                           662      158      195
         Other                               16      223      193
       Provision for income taxes        $5,574   $2,407   $2,449

           The Company paid income taxes of approximately $3.1 million during the year ended 2003. The Company received income tax refunds (net of payments) of approximately $328,000 and $218,000 during the years ended December 2002 and 2001, respectively.
                              F-14

                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS

  Operating Leases: The Company has lease agreements for its warehouses, showroom facilities, sales offices and outlet stores which expire through 2016. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs. Leases for certain retail outlet stores provide for rent based upon a percentage of monthly gross sales.
  Future minimum payments under non cancelable operating leases are as follows (in thousands):

      Year ended December 31:
            2004                     $5,056
            2005                      4,194
            2006                      3,507
            2007                      3,159
            2008                      2,907
            Thereafter               21,245
                                    $40,068

        Under  an  agreement  with  Meyer  Corporation  regarding  the operation of the Company's Farberwarer retail outlet stores, the Company is reimbursed for use of floor space in its outlet stores. Meyer Corporation receives all revenue from sales of Farberware cookware, currently occupies 30% of the space in each store and reimburses the Company for 30% of the operating expenses of the stores. For the first nine months of 2003 and all of fiscal year 2002, Meyer Corporation occupied 50% of the space in each store and reimbursed the Company for 50% of the operating expenses of the stores. In fiscal year 2001, the Company and Meyer Corporation each occupied 40% of the space in the outlet stores, as Salton, Inc. was responsible for the other 20% of the space. In 2003, 2002 and 2001, Meyer Corporation reimbursed the Company approximately $1.5 million, $1.7 million and $1.3 million, respectively, for operating lease expense. Salton Inc. reimbursed the Company approximately $668,000 in 2001 for operating lease expense. Salton, Inc. terminated its agreement effective December 31, 2001.

  Rental and related expenses under operating leases were approximately $6.9 million, $7.1 million and $7.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amounts for 2003, 2002 and 2001 are prior to the Meyer Corporation and Salton Inc. reimbursements described above.

  Capital Leases: In November 2003 the Company entered into various capital lease arrangements for the leasing of equipment to be utilized in its Robbinsville, New Jersey warehouse. These leases expire in 2008 and the future minimum lease payments due under the leases as of December 31, 2003 are as follows (in thousands):

   Year ended December 31:
      2004                               $ 172
      2005                                 172
      2006                                 172
      2007                                 172
      2008                                 136
      Total Minimum Lease Payments         824
      Less: amounts representing interest  100
      Present value of minimum lease
       payments                           $714

  The current and non-current portions of the Company's capital lease obligations at December 31, 2003 of approximately $128,000 and $586,000, respectively, are included in the accompanying consolidated balance sheet within accrued expenses and deferred rent and other long-term liabilities, respectively.

                    LIFETIME HOAN CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS (continued)
  Royalties: The Company has royalty licensing agreements that require payments of royalties on sales of licensed products which expire through December 31, 2007. Future minimum royalties payable under these agreements are as follows (in thousands):

       Year ended December 31:
            2004                     $2,055
            2005                      2,400
            2006                      2,750
            2007                      3,000
                                    $10,205

  Legal Proceedings: The Company is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that there are currently no material legal proceedings the outcome of which would have a material adverse effect on the Company's consolidated financial position or results of operations.

  Employment Agreements: Effective as of April 6, 2001, Mr. Jeffrey Siegel entered into a new employment agreement with the Company that provides that the Company will employ him as its President, Chief Executive Officer and Chairman of the Board for a term commencing on April 6, 2001, and continuing until April 6, 2006 and thereafter for additional consecutive one year periods unless terminated by either the Company or Mr. Siegel as provided in the agreement. The agreement provides for an annual salary of $700,000 with annual increments based on changes in the Consumer Price Index and for the payment to him of bonuses pursuant to the Company's Incentive Bonus Compensation Plan. The agreement also provides for, among other things, certain standard fringe benefit arrangements, such as disability benefits, medical insurance, life insurance and an accountable expense allowance. The agreement further provides that if the Company is merged or otherwise consolidated with any other organization or substantially all of the assets of the Company are sold or control of the Company has changed (the transfer of 50% or more of the outstanding stock of the Company) which is followed by: (i) the termination of his employment agreement, other than for cause; (ii) the diminution of his duties or change in executive position; (iii) the diminution of his compensation (other than a general reduction in the compensation of all employees); or
(iv) the relocation of his principal place of employment to other than the New York Metropolitan Area, the Company would be obligated to pay to Mr. Siegel or his estate the base salary required pursuant to the employment agreement for the balance of the term. The employment agreement also contains restrictive covenants preventing Mr. Siegel from competing with the Company for a period of five years from the earlier of the termination of Mr. Siegel's employment (other than a termination by the Company without cause) or the expiration of his employment agreement.

  During 2003, several members of senior management entered into employment agreements with the Company. The employment agreements termination dates range from June 30, 2004 through December 31, 2006. The agreements provide for annual salaries and bonuses, certain standard fringe benefit arrangements, such as disability benefits, medical insurance, life insurance and auto allowances.

   Incentive Bonus Compensation Plan: In April 1996, the Board of Directors adopted and in June 1996, the stockholders approved an incentive bonus compensation plan ("1996 Bonus Plan"). The 1996 Bonus Plan provided for the award of a bonus, with respect to each of the ten fiscal years of the Company beginning with the 1996 fiscal year, to each of the then President and Executive Vice President of the Company. The bonus payable to each executive was an amount equal to 3.5% of pretax income, before any provision for executive compensation, stock options exercised during the year under the Company's stock option plans and extraordinary items. In June 2000, the stockholders of the Company approved the adoption of an incentive bonus compensation plan ("2000 Bonus Plan"), which provides for the award of a bonus, to designated Senior Executive Officers based on a predetermined financial performance measurement. For 2003, 2002 and 2001, the Chief Executive Officer was the only designated officer. In each year the amount of the bonus payment was equal to 3.5% of pretax income, before any provision for executive compensation, stock options exercised during the year under the Company's stock option plans, extraordinary items and non-recurring charges. During the years ended December 31, 2003, 2002 and 2001, the Company recorded annual compensation expense of approximately $576,000, $323,000, and $346,000, respectively, pursuant to the bonus plans.


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

       As of December 31, 2003 and December 31, 2002, Milton L. Cohen owed the Company approximately $453,000 and $579,000, respectively. Milton L. Cohen remits $48,404 quarterly, inclusive of interest and principal, and the loan matures on March 31, 2006. The loan due from Milton L. Cohen is included within other current and non-current assets in the accompanying consolidated balance sheets.

       As of December 31, 2003 and December 31, 2002, Jeffrey Siegel owed the Company approximately $344,000 and $439,000, respectively, which, for each year, included $344,000 of an outstanding loan related to the exercise of stock options under a stock option plan which has since expired. Approximately $95,000 of the amount due from Jeffrey Siegel at December 31, 2002 was included in other current assets in the accompanying balance sheet.

 As of December 31, 2003 and December 31, 2002, Craig Phillips, a vice president of the Company, owed the Company approximately $135,000 for an outstanding loan related to the exercise of stock options under a stock option plan which has since expired.

     Notes receivable totaling $479,000 related to the exercise of stock options under a stock option plan which has since expired are included within total stockholders' equity in the accompanying balance sheets at December 31, 2003 and 2002, respectively.

    On October 1, 2002 the Company entered into a consulting agreement with Ronald Shiftan, a director of the Company. The term of the consulting agreement is a period of one year commencing October 1, 2002, which automatically renews for additional one year periods unless either party terminates the agreement by providing written notice of such termination to the other party thereto at least thirty days prior to the expiration of the initial or additional term then in effect. Mr. Shiftan is paid compensation under the consulting agreement at a rate of $30,000 per month.

NOTE H - RETIREMENT PLAN

  The Company maintains a defined contribution retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their respective salaries. The Company made matching contributions to the Plan of approximately $206,000, $220,000 and $178,000 in 2003, 2002 and 2001, respectively.

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

  During the years ended December 31, 2003, 2002 and 2001, Wal-Mart Stores, Inc. (including Sam's Clubs) accounted for approximately 29%, 20% and 18% of net sales, respectively. No other customer accounted for 10% or more of the Company's net sales during 2003, 2002 or 2001.
                              F-17


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                    LIFETIME HOAN CORPORATION

NOTE J - OTHER
     Property and Equipment:
Property and equipment consist of (in thousands):

                                             December 31,
                                            2003       2002
Land                                        $932       $932
Building and improvements                  7,135      7,075
Machinery, furniture and equipment        26,451     23,823
Leasehold improvements                     1,637      1,594
                                          36,155     33,424
Less:  accumulated depreciation           15,592     12,574
                                         $20,563    $20,850

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $3.3 million, $3.1 million and $2.7 million, respectively. Included in machinery, furniture and equipment and related accumulated depreciation above as of December 31, 2003 are $763,000 and $76,000, respectively, related to assets recorded under capital leases. Amortization expense relating to these assets for 2003 is included within depreciation expense.


Accrued Expenses:

Accrued expenses consist of (in thousands):

                                             December 31,
                                           2003       2002
Commissions                                $732       $683
Accrued customer allowances and rebates   5,410      3,290
Obligation to Meyer Corporation           2,534      1,983
Officer and employee bonuses              1,504      1,439
Accrued health insurance                    642        756
Accrued salaries, vacation and
 temporary labor billings                 1,855      1,562
Other                                     4,479      3,713
                                        $17,156    $13,426

     Sources of Supply: The Company sources its products from approximately 55 manufacturers located primarily in the People's Republic of China, and to a smaller extent in the United States, Malaysia, Thailand, Taiwan, Indonesia, Italy and India. A majority of the Company's cutlery was purchased from three suppliers in 2003 who accounted for 48%, 20%, and 14% of the total purchases, respectively, and from three suppliers in 2002 who accounted for 58%, 20% and 10% of the total purchases, respectively. A majority of the Company's pantryware was purchased from four suppliers in 2003 that accounted for 20%, 16%, 13% and 11% of the total purchases, respectively, and from three suppliers in 2002 that accounted for 37%, 19% and 13% of the total purchases, respectively. An interruption of supply from any of these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis. However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.


                    LIFETIME HOAN CORPORATION

         Schedule II - Valuation and Qualifying Accounts

                    Lifetime Hoan Corporation

                         (in thousands)

    COL. A                   COL. B        COL. C         COL. D       COL. E
                                         Additions
                            Balance at   Charged to
                            Beginning    Costs and      Deductions    Balance at
  Description               of Period     Expenses      (Describe)   End of Period

Year ended December 31, 2003
Deducted from asset accounts:
 Allowance for doubtful
  Accounts                      $612          $8           $425 (a)        $195
 Reserve for sales returns
  and allowances               3,276       9,297 (c)      9,419 (b)       3,154
                              $3,888      $9,305         $9,844          $3,349

Year ended December 31, 2002
Deducted from asset accounts:
 Allowance for doubtful
  Accounts                      $315        $386            $89 (a)        $612
 Reserve for sales returns
  and allowances               3,334       7,453 (c)      7,511 (b)       3,276
                              $3,649      $7,839         $7,600          $3,888

Year ended December 31, 2001
Deducted from asset accounts:
 Allowance for doubtful
  Accounts                      $385      $1,396         $1,466 (a)        $315
 Reserve for sales returns
  and allowances               3,197       6,513 (c)      6,376 (b)       3,334
                              $3,582      $7,909         $7,842          $3,649

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

Exhibit 21.  Subsidiaries of the Registrant

                 Outlet Retail Stores, Inc.
                 Incorporated in the state of Delaware

                 Roshco, Inc.
                 Incorporated in the state of Illinois

                 M. Kamenstein Corp.
                 Incorporated in the state of Delaware


Consent of Independent Auditors                        Exhibit 23

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-51774) pertaining to the Lifetime Hoan Corporation 1991 Stock Option Plan, of our report dated February 18, 2004, with respect to the consolidated financial statements and schedule of Lifetime Hoan Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 2003.



Ernst & Young LLP

Melville, New York
March 29, 2004

                           EXHIBIT 32

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



        I, Jeffrey Siegel, Chief Executive Officer, and I, Robert
McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a
Delaware corporation (the "Company"), each hereby certifies that:


   (1) the Company's Annual Report on Form 10-K for the annual period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                         /s/ Robert McNally
          Jeffrey Siegel                             Robert McNally
   Chief Executive Officer                     Chief Financial Officer

Date:     March 29, 2004                   Date:      March 29, 2004