Form 10-Q
period 2004-03-31
LIFETIME HOAN CORP
filed 2004-05-13
CIK 874396

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2004

Commission file number 1-19254




                         Lifetime Hoan Corporation
          (Exact name of registrant as specified in its charter)



Delaware                                               11-2682486
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


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

Common Stock, $.01 Par Value 10,926,448 shares outstanding as of April 30, 2004



PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                             March 31,
                                               2004        December 31,
                                            (unaudited)       2003
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                          $719        $1,175
 Accounts receivable, less allowances of
  $3,422 in 2004 and $3,349 in 2003               22,579        31,977
 Merchandise inventories                          48,564        49,294
 Prepaid expenses                                  2,192         2,129
 Other current assets                              5,165         3,709
TOTAL CURRENT ASSETS                              79,219        88,284

PROPERTY AND EQUIPMENT, net                       20,200        20,563
GOODWILL                                          16,145        16,145
OTHER INTANGIBLES, net                             9,398         9,530
OTHER ASSETS                                       2,093         2,214
    TOTAL ASSETS                                $127,055      $136,736


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-term borrowings                           $13,000       $16,800
 Accounts payable and trade acceptances            6,859         8,405
 Accrued expenses                                 14,147        17,156
 Income taxes payable                              2,134         4,613

TOTAL CURRENT LIABILITIES                         36,140        46,974

DEFERRED RENT & OTHER LONG-TERM LIABILITIES        1,639         1,593
DEFERRED INCOME TAX LIABILITIES                    3,128         2,088

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares
 authorized: 25,000,000; shares issued and
 outstanding: 10,901,448 in 2004 and
 10,842,540 in 2003                                  109           109
Paid-in capital                                   63,808        63,409
Retained earnings                                 22,710        23,042
Notes receivable for shares issued to
stockholders                                       (479)         (479)
    TOTAL STOCKHOLDERS' EQUITY                    86,148        86,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $127,055      $136,736

      See notes to condensed consolidated financial statements.




                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                           Three Months Ended March 31,
                                                 2004            2003

Net Sales                                        $37,129       $24,284

Cost of Sales                                     21,689        13,426
Distribution Expenses                              5,181         4,454
Selling, General and Administrative Expenses       9,574         7,321

Income (Loss) from Operations                        685         (917)

Interest Expense                                     127           111
Other Income                                        (15)          (17)

Income (Loss) Before Income Taxes                    573       (1,011)

Tax Provision (Benefit)                              228         (409)

NET INCOME (LOSS)                                   $345        ($602)

BASIC AND DILUTED INCOME (LOSS) PER
 COMMON SHARE                                      $0.03       ($0.06)

WEIGHTED AVERAGE SHARES - BASIC                   10,864        10,561

WEIGHTED AVERAGE SHARES AND COMMON SHARE
 EQUIVALENTS - DILUTED                            11,141        10,561

          See notes to condensed consolidated financial statements.







                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                              Three Months Ended
                                                   March 31,
                                                2004         2003

OPERATING ACTIVITIES
Net income (loss)                                $345       ($602)
Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities:
Depreciation and amortization                     952          844
Deferred income taxes                           (572)          412
Deferred rent and other long term liabilities      46           29
Provision for losses on accounts receivable        23           49
Reserve for sales returns and allowances        2,567        1,316
Changes in operating assets and liabilities:
 Accounts receivable                            6,808        5,098
 Merchandise inventories                          730      (1,430)
 Prepaid expenses, other current assets
  and other assets                                214        (677)
 Accounts payable and trade acceptances
  and accrued expenses                        (4,522)          334
 Accrued income taxes payable                 (2,479)      (1,661)

NET CASH PROVIDED BY OPERATING ACTIVITIES       4,112        3,712

INVESTING ACTIVITIES
Purchase of property and equipment              (457)        (305)

NET CASH USED IN INVESTING ACTIVITIES           (457)        (305)

FINANCING ACTIVITIES
Repayment of short-term borrowings            (3,800)      (2,700)
Cash dividends paid                             (678)        (661)
Payment of capital lease obligations             (32)            -
Proceeds from the exercise of stock options       399            -

NET CASH USED IN FINANCING ACTIVITIES         (4,111)      (3,361)

(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                    (456)           46
Cash and cash equivalents at beginning of
 period                                         1,175           62

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $719         $108

    See notes to condensed consolidated financial statements.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note B - Inventories
Merchandise inventories, principally finished goods, are priced at the lower of cost (first-in, first-out basis) or market method.

Note C - Distribution Expenses
Distribution expenses primarily consist of freight-out, warehousing expenses, and handling costs of products sold. During 2003, these expenses also included relocation charges, duplicate rent and other costs associated with the Company's move into its Robbinsville, New Jersey warehouse, amounting to $0.4 million in the first quarter of 2003. No such relocations charges were incurred during the first quarter of 2004.

Note D - Credit Facility
As of March 31, 2004, the Company had $1.1 million of letters of credit and trade acceptances outstanding and $13.0 million of borrowings under its $35 million three-year secured, reducing revolving credit agreement (the "Agreement"), and as a result, the availability under the Agreement was $20.9 million. Interest rates on borrowings at March 31, 2004 ranged from 2.875% to 3.3125%. The Company's obligations under the Agreement are secured by all assets of the Company. The credit facility matures in November 2004.

Note E - Capital Stock and Stock Options
Cash Dividends: On January 30, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.0625 per share to stockholders of record on February 6, 2004, paid on February 20, 2004. On April 12, 2004, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 4, 2004, to be paid on May 20, 2004.

Earnings (Loss) Per Share: Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding of 10,864,000 for the three months ended March 31, 2004 and 10,561,000 for the three months ended March 31, 2003. Diluted earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 11,141,000 for the three months ended March 31, 2004 and 10,561,000 for the three months ended March 31, 2003. The effects of outstanding stock options on the weighted average number of common shares outstanding have been excluded for purposes of determining diluted loss per share for the 2003 period presented as their effects would be antidilutive.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note E - Capital Stock and Stock Options (continued)

Accounting for Stock Option Plan: The Company has a stock option plan, which is more fully described in the footnotes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for options granted under the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income
(loss), as all options granted under the plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                         Three Months Ended
                                               March 31,
                                      (in thousands, except per
                                             share data)

                                             2004      2003
         Net income(loss), as reported       $345     ($602)
         Deduct: Total stock option
          employee compensation
          expense determined under
          fair value based method
          for all awards, net of
          related tax effects                (32)        (8)
         Proforma net income (loss)          $313     ($610)

         Income (loss) per common share:
          Basic and diluted - as reported   $0.03    ($0.06)
          Basic and diluted - proforma      $0.03    ($0.06)





ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                        Three Months Ended
                                             March 31,
                                           2004        2003

Net sales                                 100.0 %     100.0 %
Cost of sales                              58.4        55.3
Distribution expenses                      14.0        18.4
Selling, general and administrative
 expenses                                  25.8        30.1
Income (loss) from operations               1.8       (3.8)
Interest expense                            0.3         0.5
Other income                                0.0       (0.1)
Income (loss) before income taxes           1.5       (4.2)
Tax provision (benefit)                     0.6       (1.7)
Net income (loss)                           0.9 %     (2.5) %

Seasonality
Although the Company sells its products throughout the year, the Company has traditionally had higher net sales during its third and fourth quarters. Accordingly, operating results for the three months ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

                Three Months Ended March 31, 2004
          Compared to Three Months ended March 31, 2003

Net Sales
Net sales for the three months ended March 31, 2004 were $37.1 million, an increase of $12.9 million or 52.9% over the comparable 2003 period. The increase in sales volume in the first quarter was attributable primarily to higher sales of KitchenAid branded products and, to a lesser extent, increased shipments of Kamenstein pantryware products. Sales for the first quarter of 2004 also included $1.5 million of sales of Gemco and :USE products. The Gemco and :USE product lines were acquired in the fourth quarter of 2003. The Outlet Stores also had increased sales, primarily as a result of the Company being responsible for 70% of the space in each store in the first quarter of 2004 as compared to 50% of the space in each store during the first quarter of 2003.

Cost of Sales
Cost of sales for the three months ended March 31, 2004 was $21.7 million, an increase of $8.3 million or 61.5% from the comparable 2003 period. Cost of sales as a percentage of net sales increased to 58.4% from 55.3%, primarily as a result of higher sales of KitchenAid branded products which generate lower margins due to the added costs of royalties and higher sales of Kamenstein and Gemco products which generate lower gross profit margins than the Company's other major product categories.

Distribution Expenses
Distribution expenses for the three months ended March 31, 2004 were $5.2 million, an increase of $0.7 million, or 16.0%, from the comparable 2003 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse, which were $0.4 million in the first quarter of 2003, distribution expenses increased by approximately $1.1 million in the first quarter of 2004 and as a percentage of net sales, were 14.0% in the first quarter of 2004 as compared to 16.9% in 2003. The higher expenses were primarily due to increased personnel and freight-out costs related to the increased level of shipments.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2004 were $9.6 million, an increase of 31.0%, or $2.3. million, over the comparable 2003 period. As a percentage of net sales, selling, general and administrative expenses for the three months ended March 31, 2004 were 25.8%, as compared to 30.1% for the three months ended March 31, 2003. The increase in selling, general and administrative expenses resulted primarily from higher personnel costs in the Company's selling, marketing and product development departments. The Outlet Stores also contributed to the increase in selling, general and administrative expenses, primarily as a result of the Company being responsible for 70% of the expenses in each store in the first quarter of 2004 as compared to 50% of the expenses in each store during the first quarter of 2003.


Tax Provision (Benefit)
Income tax expense in the first quarter of 2004 was $0.2 million, compared to an income tax benefit of $0.4 million in the comparable 2003 quarter. The increase in income tax expense is directly related to the increase in income before taxes from 2004 to 2003. Income taxes as a percentage of income before taxes remained consistent from year-to-year at approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $35 million three-year secured, reducing revolving credit facility under an agreement (the "Agreement") with a group of banks. The credit facility has a maturity date of November 8, 2004. Borrowings under the Agreement are secured by all of the assets of the Company. Under the terms of the Agreement, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, LIBOR rate, or the lender's cost of funds rate. As of March 31, 2004, the Company had $1.1 million of letters of credit and trade acceptances outstanding and $13.0 million of borrowings under the Agreement and, as a result, the availability under the Agreement was $20.9 million. Interest rates on borrowings at March 31, 2004 ranged from 2.875% to 3.3125%. Management is currently evaluating alternative borrowing arrangements and other available sources of financing to replace the Agreement upon its maturity which include, but are not limited to, entering into a new credit facility or term loan arrangement. The Company has had preliminary meetings with its banks and believes that it will be able to enter into a definitive multi-year credit facility on terms no less favorable than its current agreement; however, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Should the Company not be able to obtain financing it could have a material adverse impact on the Company's financial condition.

At March 31, 2004 the Company had cash and cash equivalents of $0.7 million compared to $1.2 million at December 31, 2003.

On April 12, 2004, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 4, 2004, to be paid on May 20, 2004. The dividend to be paid will be approximately $0.7 million.

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

Item  3.   Quantitative and Qualitative Disclosures About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's line of credit bears interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three-month period ended March 31, 2004.


Item 4.         Controls and Procedures

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

  (a)Exhibit(s) in the first quarter of 2004:

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




  (b)Reports on Form 8-K in the first quarter of 2004:
          On February 26, 2004, the Company filed a report on Form 8-K announcing results of operations and financial condition for its fourth quarter and year ended December
      31, 2003.






                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                                                  May 14, 2004
                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)


                                                  May 14, 2004
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)

                                                     Exhibit 31.1
                          CERTIFICATION

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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
      14) for the registrant and have:

        a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        c. disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal controls over financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.





Date:        May 14, 2004



__/s/ Jeffrey Siegel______________
Jeffrey Siegel
President and Chief Executive Officer






                                                     Exhibit 31.2
                          CERTIFICATION

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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and have:

       a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       c. disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal controls over financial reporting; and

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a. All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report information; and
       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:        May 14, 2004



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



        I, Jeffrey Siegel, Chief Executive Officer, and I, Robert
McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a
Delaware corporation (the "Company"), each hereby certifies that:


   (1) The Company's periodic report on Form 10-Q for the period ended March 31, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
   (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                        /s/ Robert McNally
     Jeffrey Siegel                            Robert McNally
    Chief Executive Officer                   Chief Financial Officer

    Date:  May 14, 2004                       Date:  May 14, 2004