Form 10-Q
period 2004-06-30
LIFETIME HOAN CORP
filed 2004-08-06
CIK 874396

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes X No ___




              APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 Par Value, 11,048,849 shares outstanding as of July 31, 2004

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    LIFETIME HOAN CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                              June 30,        December
                                                2004             31,
                                            (unaudited)         2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents                        $446          $1,175
Accounts receivable, less allowances of
 $2,782 in 2004 and $3,349 in 2003             16,224          31,977
Merchandise inventories                        55,827          49,294
Prepaid expenses                                2,129           2,129
Other current assets                            5,438           3,709
TOTAL CURRENT ASSETS                           80,064          88,284

PROPERTY AND EQUIPMENT, net                    19,634          20,563
EXCESS OF COST OVER NET ASSETS ACQUIRED        16,145          16,145
OTHER INTANGIBLES,  net                         9,266           9,530
OTHER ASSETS                                    2,033           2,214
 TOTAL ASSETS                                $127,142        $136,736


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                         $14,800         $16,800
Accounts payable and trade acceptances          6,591           8,405
Accrued expenses                               12,344          17,156
Income taxes payable                            1,970           4,613
TOTAL CURRENT LIABILITIES                      35,705          46,974

DEFERRED RENT & OTHER LONG-TERM LIABILITIES     1,718           1,593
DEFERRED INCOME TAX LIABILITIES                 3,214           2,088

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value, authorized
 25,000,000 shares; issued and outstanding
 11,030,849 in 2004 and 10,842,540 in 2003        110             109
Paid-in capital                                64,644          63,409
Retained earnings                              22,230          23,042
Notes receivable for shares issued to
 stockholders                                   (479)           (479)
TOTAL STOCKHOLDERS' EQUITY                     86,505          86,081

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $127,142        $136,736

         See notes to consolidated financial statements.





                    LIFETIME HOAN CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)
                           (unaudited)


                                     Three Months         Six Months
                                         Ended               Ended
                                       June 30,            June 30,
                                     2004     2003      2004     2003

Net Sales                          $33,029  $29,950   $70,158  $54,234

Cost of Sales                       19,154   17,003    40,843   30,430
Distribution Expenses                4,264    4,302     9,445    8,756
Selling, General and
 Administrative Expenses             9,149    7,268    18,723   14,589

Income from Operations                 462    1,377     1,147      459

Interest Expense                       141      180       268      292
Other Income                          (16)     (18)      (31)     (35)

Income Before Income Taxes             337    1,215       910      202

Tax Provision                          134      491       362       82

NET INCOME                            $203     $724      $548     $120

BASIC AND DILUTED EARNINGS PER
 COMMON SHARE                        $0.02    $0.07     $0.05    $0.01

WEIGHTED AVERAGE SHARES - BASIC     10,967   10,563    10,916   10,562

WEIGHTED AVERAGE SHARES AND COMMON
 SHARE EQUIVALENTS - DILUTED        11,230   10,637    11,186    10,599


         See notes to consolidated financial statements.



                    LIFETIME HOAN CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                      2004        2003
  OPERATING ACTIVITIES
   Net income                                          $548        $120
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                    1,920       1,733
     Deferred income taxes                            (516)         688
     Deferred rent and other long term liabilities      125          62
     Provision for losses on accounts receivable         18          93
     Reserve for sales returns and allowances         3,922       3,099
   Changes in operating assets and liabilities:
     Accounts receivable                             11,813     (1,561)
     Merchandise inventories                        (6,533)     (5,231)
     Prepaid expenses, other current assets
      and other assets                                   95       (102)
     Accounts payable, trade acceptances
      and accrued expenses                          (6,563)       3,267
     Accrued income taxes payable                   (2,643)     (1,507)
  NET CASH PROVIDED BY OPERATING ACTIVITIES           2,186         661

  INVESTING ACTIVITIES
     Purchase of property and equipment, net          (727)       (627)
  NET CASH USED IN INVESTING ACTIVITIES               (727)       (627)

  FINANCING ACTIVITIES
     (Repayment of) proceeds from short-term
      borrowings, net                               (2,000)       1,300
     Proceeds from exercise of stock options          1,236          55
     Payment of capital lease obligations              (63)           -
     Cash dividends paid                            (1,361)     (1,319)
  NET CASH (USED IN) PROVIDED BY  FINANCING
   ACTIVITIES                                       (2,188)          36

  (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                        (729)          70
  Cash and cash equivalents at beginning of
   period                                             1,175          62

  CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 446        $132

         See notes to consolidated financial statements.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note B - Distribution Expenses
Distribution expenses primarily consist of warehousing expenses, handling costs of products sold and freight-out. During 2003, these expenses also include relocation charges, duplicate rent and other costs associated with the Company's move into its Robbinsville, New Jersey warehouse, amounting to $0.1 million in the second quarter of 2003 and $0.5 million for the six-month period ended June 30, 2003. No such relocation charges were incurred during the three-month period or six-month period ended June 30, 2004.

Note C - Credit Facilities
As of June 30, 2004, the Company had outstanding $1.1 million of letters of credit and trade acceptances and $14.8 million of borrowings under its $35 million three-year secured, reducing revolving credit agreement (the "Agreement") and, as a result, the availability under the Agreement was $19.1 million. Interest rates on borrowings at June 30, 2004 ranged from 2.625% to 3.0625%. The Company's obligations under the Agreement were secured by all of the assets of the Company.

On July 28, 2004, the Company entered into a $50 million five-year, secured credit facility (the "Credit Facility") with a group of banks and, in conjunction therewith, canceled its $35 million secured, reducing revolving credit facility which was due to mature in November 2004. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio.

Note D - Capital Stock and Stock Options
Cash Dividends: On January 30, 2004, the Board of Directors declared a quarterly cash dividend of $0.0625 per share to stockholders of record on February 6, 2004, paid on February 20, 2004. On April 12, 2004, the Board of Directors declared a quarterly cash dividend of $0.0625 per share to stockholders of record on May 4, 2004, paid on May 20, 2004. On July 28, 2004, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on August 4, 2004, to be paid on August 20, 2004.

Earnings (Loss) Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 10,967,000 for the three months ended June 30, 2004 and 10,563,000 for the three months ended June 30, 2003. For the six month period ended June 30, 2004 and June 30, 2003, the weighted average number of common shares outstanding were 10,916,000 and 10,562,000, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 11,230,000 for the three months ended June 30, 2004 and 10,637,000 for the three months ended June 30, 2003. For the six month periods ended June 30, 2004 and June 30, 2003, the diluted number of common shares outstanding were 11,186,000 and 10,599,000, respectively.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)

Note D - Capital Stock and Stock Options (continued)
Accounting for Stock Option Plan: The Company has a stock option plan, which is more fully described in the footnotes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for options granted under the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market values of the underlying common stock on the dates of grant. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                               Three Months     Six Months Ended
                              Ended June 30,        June 30,
                              (in thousands,     (in thousands,
                                except per         except per
                                share data)        share data)

                               2004     2003     2004     2003
Net income, as reported         $203     $724     $548     $120
Deduct:  Total stock option
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects     (91)      (8)    (123)     (16)

Proforma net income             $112     $716     $425     $104

Income per common share:
Basic and diluted - as
 reported                      $0.02    $0.07    $0.05    $0.01
Basic and diluted - proforma   $0.01    $0.07    $0.04    $0.01

Note E - Acquisition

Excel Importing Corp. Acquisition: On July 23, 2004, the Company acquired the business and certain assets of Excel Importing
Corp.,   ("Excel"),  a  wholly-owned  subsidiary  of  Mickelberry
Communications Incorporated. Excel markets and distributes a diversified line of high quality cutlery, tabletop, cookware and barware products under well-recognized premium names, including Sabatier(R), Farberware(R), Retroneu Design Studio(R), Joseph Abboud Environments(R), DBK-Daniel Boulud Kitchen(TM) and Legnoart(R). The
purchase   price,   subject  to  post  closing  adjustments,   is
approximately $8.5 million.


Report of Independent Registered Public Accounting Firm

We have reviewed the condensed consolidated balance sheet of Lifetime Hoan Corporation and subsidiaries (the "Company") as of June 30, 2004 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004, and the condensed consolidated statement of cash flows for the six months ended June 30, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.



                    /s/ Ernst & Young LLP


                    Melville, New York
                    July 27, 2004


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The  Company is a leading designer, developer and marketer  of  a broad range of branded consumer products used in the home, including Kitchenware, Cutlery and Cutting Boards, Bakeware, At-
Home Entertaining Accessories, Pantryware and Spices, Functional Glassware and Bath Accessories. Products are marketed under some of  the most well-respected and widely-recognized brand names  in the U.S. housewares industry, including Farberware(R), Kitchen-Aid(R), Cuisinart(R), Hoffritz(R), Roshco(R), Baker's Advantage(R), Kamenstein(R), Casa-Moda(R), Hoan(R), Gemco(R) and :USE(R). The Farberware brand name is used pursuant to a 200 year royalty-free license, and the Company licenses the Kitchen-Aid and Cuisinart brands from Whirlpool Corporation and Conair Corporation, respectively. All other brand names listed above are owned. Several product
lines  are  marketed  within  each  of  the  Company's   product
categories and under brands primarily targeting moderate to medium price points, through every major level of trade. A main focus of the Company is innovation and new product development.

Over the last several years, sales growth has come from: (i) expanding product offerings within current categories, (ii) developing and acquiring product categories and (iii) entering new channels of distribution, primarily in the United States. Key factors in the Company's growth strategy have been and will continue to be, the selective use and management of strong brands and the ability to provide a steady stream of new products and designs.

The Company's gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix.

The Company's business and working capital needs are highly seasonal, with a significant majority of sales occurring in the third and fourth quarters. In 2003 and 2002, net sales for the third and fourth quarters combined accounted for 66.2% and 60.8% of total annual net sales, respectively, and operating profit earned in the third and fourth quarters combined accounted for 96.8% and 100% of total annual profits, respectively. Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season.

Because of the seasonality of the Company's business and other factors, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

CRITICAL ACCOUNTING POLICIES
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the unaudited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories. Management bases it estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Merchandise inventories, principally finished goods, are priced by the lower of cost (first-in, first-out basis) or market method. Reserves for excess or obsolete inventory reflected in the consolidated balance sheets at June 30, 2004 and December 31, 2003 are determined to be adequate by management; however, there can be no assurance that these reserves will prove adequate over time to provide for ultimate losses in connection with the Company's inventory. Management periodically reviews and analyzes inventory reserves based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. For each of the years ended December 31, 2003 and December 31, 2002, an assessment was completed. Based upon such reviews, no impairment to the carrying value of goodwill was identified, and the Company ceased amortizing goodwill effective January 1, 2002.


RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                 Three Months       Six Months
                                     Ended             Ended
                                   June 30,          June 30,
                                2004    2003      2004    2003

Net sales                       100.0 % 100.0 %   100.0 % 100.0 %
Cost of sales                    58.0    56.8      58.2    56.1
Distribution expenses            12.9    14.3      13.5    16.1
Selling, general and
 administrative expenses         27.7    24.3      26.7    26.9
Income from operations            1.4     4.6       1.6     0.9
Interest expense                  0.4     0.6       0.4     0.5
Other income                        -       -     (0.1)       -
Income before income taxes        1.0     4.0       1.3     0.4
Tax provision                     0.4     1.6       0.5     0.2
Net income                        0.6 %   2.4 %     0.8 %   0.2 %

                Three Months Ended June 30, 2004
          Compared to Three Months ended June 30, 2003

Net Sales
Net sales for the three months ended June 30, 2004 were approximately $33.0 million, an increase of $3.1 million or 10.3% over net sales for the prior year's corresponding period. Gemco and :USE product lines that were acquired in the fourth quarter of 2003 contributed $2.0 million in net sales to the 2004 second quarter. Excluding net sales from the Gemco and :USE product lines, net sales increased by 3.6% over the second quarter of 2003.

The Outlet Stores also had increased sales, primarily as a result of the Company occupying 70% of the space in each store in the second quarter of 2004 as compared to 50% of the space in each store during the second quarter of 2003. Outlet Stores sales for the 2004 quarter, which were less than 10% of the Company's total net sales, were lower than expected, resulting in an operating loss for the Outlet Stores for the period.

Cost of Sales
Cost of sales for the three months ended June 30, 2004 was $19.2 million, an increase of $2.2 million or 12.7% over the comparable 2003 period. Cost of sales as a percentage of net sales increased to 58.0% from 56.8%, primarily as a result of sales of an unfavorable product mix of products, higher rates of sales of products that carry lower margins, including bakeware, pantryware and Gemco functional glassware products.

Distribution Expenses
Distribution expenses for the three months ended June 30, 2004 were $4.3 million, a decrease of 0.9% from the comparable 2003 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse, which were $0.1 million for the three months ended June 30, 2003, distribution expenses increased by approximately $0.1 million or 2.2% in the second quarter of 2004 as compared to the second quarter of 2003. Distribution expenses as a percentage of net sales decreased in the second quarter of 2004 as compared to the 2003 period. This improved relationship reflects the continued benefits of labor savings generated by the new systems in the Company's Robbinsville, New Jersey distribution center and lower freight-out costs, which are included in distribution expense, the result of a greater number of customers in the 2004 quarter with freight collect terms as opposed to freight prepaid.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2004 were $9.1 million, an increase of $1.9 million or 25.9% over the comparable 2003 period. The increase in selling, general and administrative expenses resulted primarily from higher personnel costs including planned personnel increases in the product design group, the overseas sourcing department and the sales and marketing departments. The operations of Gemco and :USE also accounted for a portion of the increase in selling, general and administrative expenses in the 2004 second quarter, as did the Outlet Stores, primarily as a result of the Company being responsible for 70% of the space and expenses in each store in the second quarter of 2004 as compared to 50% in each store during the second quarter of 2003.

Tax Provision
Income  tax  expense  for the second quarter  of  2004  was  $0.1 million as compared to $0.5 million in the comparable 2003 quarter. The decrease in income tax expense is directly related to the decrease in income before taxes from 2004 to 2003. Income taxes as a percentage of income before taxes remained consistent from year-to-year at approximately 40%.


                 Six Months Ended June 30, 2004
           Compared to Six Months ended June 30, 2003

Net Sales
Net sales for the six months ended June 30, 2004 were $70.2 million, an increase of $15.9 million or 29.4% as compared to the corresponding 2003 period. Sales of Gemco and :USE product lines, which were acquired in the fourth quarter of 2003, were approximately $3.5 million for the 2004 period. Excluding net sales from the Gemco and :USE product lines, net sales increased by 22.9% over the six-month period ended June 30, 2003. The increase in sales volume was attributable primarily to higher sales of KitchenAid branded products, Farberware branded kitchenware products and increased shipments of Kamenstein pantryware products.

The Outlet Stores also had increased sales, primarily as a result of the Company occupying 70% of the space in each store in the 2004 as compared to 50% of the space in each store during 2003. Outlet Stores sales for the first six months of 2004, which were less than 10% of the Company's total net sales, were lower than expected, resulting in an operating loss for the Outlet Stores for the period.

Cost of Sales
Cost of sales for the six months ended June 30, 2004 was $40.8 million, an increase of 34.2% over the comparable 2003 period. Cost of sales as a percentage of net sales increased to 58.2% from 56.1%, primarily as a result of higher sales of KitchenAid branded products, which generate lower margins due to the added costs of royalties and higher sales of pantryware and Gemco functional glassware products, which generate lower gross profit margins than the Company's other major product categories.

Distribution Expenses
Distribution expenses for the six months ended June 30, 2004 were $9.4 million, an increase of $0.7 million or 7.9% from the comparable 2003 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse of approximately $0.5 million for the six month period ended June 30, 2003, distribution expenses increased by approximately $1.2 million in the six month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003. The higher expenses were primarily due to increased personnel and freight-out costs related to the increased level of shipments. Distribution expenses as a percentage of net sales decreased in the six-months ended June 30, 2004 as compared to the six-months ended June 30, 2003. This improved relationship reflects the continued benefits of labor savings generated by the new systems in the Company's Robbinsville, New Jersey distribution center.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2004 were $18.7 million, an increase of $4.1 million or 28.4% from the comparable 2003 period. The increase in selling, general and administrative expenses resulted primarily from higher personnel costs including planned increases in the product design group, the overseas sourcing department and the sales and marketing departments. The operations of Gemco and :USE also accounted for a portion of the increase in selling, general and administrative expenses for the six-month period ended June 30, 2004, as did the Outlet Stores, primarily as a result of the Company being responsible for 70% of the space and expenses in each store for the six months ended June 30, 2004 as compared to 50% in each store during 2003.

Tax Provision
Income tax expense for the six months ended June 30, 2004 was $0.3 million as compared to $0.1 million in the comparable 2003 period. The increase in income tax expense is directly related to the increase in income before taxes from 2003 to 2004. Income taxes as a percentage of income before taxes remained consistent from year-to-year at approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had a $35 million three-year secured, reducing revolving credit facility under an agreement (the "Agreement") with a group of banks. Borrowings under the Agreement were secured by all of the assets of the Company. Under the terms of the Agreement, the Company was required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; and net worth maintenance. Borrowings under the Agreement had different interest rate options that are based on an alternate base rate, LIBOR rate, or the lender's cost of funds rate. As of June 30, 2004, the Company had $1.1 million of letters of credit and trade acceptances outstanding and $14.8 million of borrowings under the agreement and, as a result, the availability under the Agreement was $19.1 million. Interest rates on borrowings at June 30, 2004 ranged from 2.625% to 3.0625%.

On July 28, 2004, the Company entered into a $50 million five-year, secured credit facility (the "Credit Facility") with a group of banks and, in conjunction therewith, canceled its $35 million secured, reducing revolving credit facility which was due to mature in November 2004. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. Borrowings under the credit facility have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio.

At June 30, 2004, the Company had cash and cash equivalents of $0.4 million as compared to $1.2 million at December 31, 2003.

On  July  28,  2004,  the Board of Directors declared  a  regular quarterly  cash dividend of $0.0625 per share to shareholders  of
record  on  August 4, 2004 to be paid on August  20,  2004.   The
dividend to be paid will be approximately $0.7 million.

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

Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's line of credit bears interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There were no changes in interest rates that had a material impact on the consolidated financial position, results of operations or cash flows of the Company during the six-month period ended June 30, 2004.

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

Item 1.     Legal Proceedings
    Not applicable.

Item 2.     Changes in Securities and Use of Proceeds
    Not applicable

Item 3.     Defaults Upon Senior Securities
    Not applicable

Item 4.     Submission of Matters to a Vote of Security-Holders

    The Company's annual meeting of stockholders was held on June
8, 2004. At the meeting, all nine director nominees were elected and the appointment of Ernst & Young LLP as independent auditors was ratified.
        (a) The following directors were elected to hold office until the next annual meeting of stockholders by the votes indicated:

                            FOR      WITHHOLD
    Jeffrey Siegel       7,041,565    447,866
    Bruce Cohen          7,041,745    447,686
    Craig Phillips       7,033,565    455,866
    Ronald Shiftan       6,992,851    496,580
    Howard Bernstein     7,347,494    141,937
    Leonard Florence     7,367,844    121,587
    Cherrie Nanninga     7,396,444     92,987
    Sheldon Misher       7,444,161     45,270
    William Westerfield  7,439,761     49,670

   (b)  The appointment of Ernst & Young as the independent
          auditors to audit the Company's financial statements
          for the fiscal year ending December 31, 2004 was
          ratified by the following vote:
             FOR       WITHHOLD   EXCEPTIONS/ABSTAIN
          7,406,535     77,875         5,021

Item 5.     Other Information
    Not applicable.


Item 6.     Exhibit(s) and Reports on Form 8-K.

        (a) Exhibit(s) in the second quarter of 2004:

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



        (b) Reports on Form 8-K in the second quarter of 2004:
                         On  April 29, 2004, the Company filed  a
                      report on Form 8-K announcing results of operations for and financial condition as of the end of its first quarter ended March 31, 2004.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation


                                                  August 5, 2004
                        /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)



                                                  August 5, 2004
                        /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)


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





Date:        August 5, 2004



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



Date:        August 5, 2004



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



        I, Jeffrey Siegel, Chief Executive Officer, and I, Robert
McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a
Delaware corporation (the "Company"), each hereby certifies that:


   (1) The Company's periodic report on Form 10-Q for the period ended June 30, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
   (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                         /s/ Robert McNally
          Jeffrey Siegel                             Robert McNally
Chief Executive Officer                    Chief Financial Officer

Date:     August 5, 2004                   Date:     August 5, 2004