Form 10-Q
period 2004-09-30
LIFETIME HOAN CORP
filed 2004-11-09
CIK 874396

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                               OF
               THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended September 30, 2004

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

        Common Stock, $.01 Par Value, 11,049,099 shares outstanding as of October 31, 2004

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    LIFETIME HOAN CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                (in thousands, except share data)

                                            September 30,
                                                2004        December 31,
                                             (unaudited)       2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $689         $1,175
Accounts receivable, less allowances of
 $3,514 in 2004 and $3,349 in 2003               30,867         31,977
Merchandise inventories                          63,653         49,294
Prepaid expenses                                  2,083          2,129
Other current assets                              6,322          3,709
TOTAL CURRENT ASSETS                            103,614         88,284

PROPERTY AND EQUIPMENT, net                      19,727         20,563
EXCESS OF COST OVER NET ASSETS ACQUIRED          22,070         16,145
OTHER INTANGIBLES,  net                           9,135          9,530
OTHER ASSETS                                      2,213          2,214
                    TOTAL ASSETS               $156,759       $136,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                           $27,200        $16,800
Accounts payable and trade acceptances            8,721          8,405
Accrued expenses                                 18,568         17,156
Income taxes payable                              4,335          4,613
TOTAL CURRENT LIABILITIES                        58,824         46,974

DEFERRED RENT & OTHER LONG-TERM LIABILITIES       1,800          1,593
DEFERRED INCOME TAX LIABILITIES                   3,300          2,088
LONG-TERM DEBT                                    5,000              -

STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value, authorized
25,000,000 shares; issued and outstanding
11,049,099 in 2004 and 10,842,540 in 2003           111            109
Paid-in capital                                  64,771         63,409
Retained earnings                                23,432         23,042
Notes receivable for shares issued to
 stockholders                                     (479)          (479)
TOTAL STOCKHOLDERS' EQUITY                       87,835         86,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $156,759       $136,736

     See independent accountants review report and notes to consolidated financial statements.





                    LIFETIME HOAN CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data)
                           (unaudited)

                                     Three Months        Nine Months
                                         Ended              Ended
                                     September 30,      September 30,
                                     2004     2003      2004      2003

Net Sales                          $51,241  $44,068   $121,399   $98,302

Cost of Sales                       30,553   25,552     71,396    55,982
Distribution Expenses                5,562    5,337     15,008    14,103
Selling, General and
 Administrative Expenses            10,579    8,163     29,302    22,742

Income from Operations               4,547    5,016      5,693     5,475

Interest Expense                       268      189        536       480
Other Income                          (14)     (16)       (45)      (51)

Income Before Income Taxes           4,293    4,843      5,202     5,046

Tax Provision                        1,709    1,956      2,070     2,038

NET INCOME                          $2,584   $2,887     $3,132    $3,008

BASIC AND DILUTED EARNINGS PER
 COMMON SHARE                        $0.23    $0.27      $0.28     $0.28

WEIGHTED AVERAGE SHARES - BASIC     11,047   10,628     10,960    10,584

WEIGHTED AVERAGE SHARES AND COMMON
 SHARE EQUIVALENTS - DILUTED        11,281   10,784     11,217    10,660







     See independent accountants review report and notes to consolidated financial statements.



                    LIFETIME HOAN CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                  2004          2003
   OPERATING ACTIVITIES
   Net income                                     $3,132      $3,008
   Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                  2,926       2,639
    Deferred tax provision                         (548)         422
    Deferred rent and other long term
      liabilities                                    207         311
    Provision for losses on accounts
      receivable                                      18          91
    Reserve for sales returns and allowances       6,891       5,579
   Changes in operating assets and liabilities,
   excluding the effects of the  acquisition
   of certain assets of Excel Importing Corp:
    Accounts receivable                          (4,476)    (14,641)
    Merchandise inventories                      (9,886)    (15,024)
    Prepaid expenses, other current assets
      and other assets                             (815)       (386)
    Accounts payable, trade acceptances
      and accrued expenses                       (3,560)       7,806
    Accrued income taxes payable                   (278)         703

   NET CASH USED IN OPERATING ACTIVITIES         (6,389)     (9,492)

   INVESTING ACTIVITIES
   Purchase of property and equipment, net       (1,695)     (1,482)
   Acquistion of Excel Importing Corp.           (7,000)           -
   NET CASH USED IN INVESTING ACTIVITIES         (8,695)     (1,482)

   FINANCING ACTIVITIES
   Proceeds from short-term borrowings, net       10,400      12,300
   Proceeds from long-term debt                    5,000           -
   Proceeds from exercise of stock options         1,364         806
   Payment of capital lease obligations            (114)           -
   Cash dividends paid                           (2,052)     (1,981)

   NET CASH PROVIDED BY  FINANCING ACTIVITIES     14,598      11,125

   (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                   (486)         151
   Cash and cash equivalents at beginning of
     period                                        1,175          62

   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $689        $213

     See independent accountants review report and notes to consolidated financial statements.


                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)


Note A - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that these condensed financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note B - Distribution Expenses
Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out. During 2003, these expenses also included relocation charges, duplicate rent and other costs associated with the Company's move into its Robbinsville, New Jersey warehouse, amounting to $0.1 million in the third quarter of 2003 and $0.6 million for the nine-month period ended September 30, 2003. No such expenses were incurred during the three-month period or nine-month period ended September 30, 2004.

Note C - Credit Facilities
On July 28, 2004, the Company entered into a $50 million five-year, secured credit facility (the "Credit Facility") with a group of banks and, in conjunction therewith, canceled its $35 million secured, reducing revolving credit facility which was due to mature in November 2004. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. Borrowings under the Agreement have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio.

As of September 30, 2004, the Company had outstanding $0.8 million of letters of credit and trade acceptances, $27.2 million of short-term borrowings and a $5.0 million term loan under its Credit Facility and, as a result, the availability under the
Credit Facility was $17.0 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at September 30, 2004 ranged from 2.813% to 3.00%.


Note D - Capital Stock and Stock Options
Cash Dividends: On January 30, 2004, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on February 6, 2004, paid on February 20, 2004. On April 12, 2004, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 4, 2004, paid on May 20, 2004. On July 28, 2004, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on August 4, 2004, to be paid on August 20, 2004. On November 3, 2004, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on November 5, 2004 to be paid on November 19, 2004.


Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 11,047,000 for the three months ended
September  30,  2004  and 10,628,000 for the three  months  ended
September 30, 2003. For the nine month period ended September 30, 2004 and September 30, 2003, the weighted average number of common shares outstanding were 10,960,000 and 10,584,000, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 11,281,000 for the three months ended September 30, 2004 and 10,784,000 for the three months ended September 30, 2003. For the nine month periods ended September 30, 2004 and September 30, 2003, the diluted number of common shares outstanding were 11,217,000 and 10,660,000, respectively.

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

                             Three Months       Nine Months
                                Ended              Ended
                            September 30,       September 30,
                            (in thousands,     (in thousands,
                              except per         except per
                              share data)        share data)

                               2004    2003       2004     2003
Net income, as reported      $2,584   $2,887     $3,132   $3,008
Deduct:  Total stock option
employee compensation expense
determined under fair value
based method for all awards,
net of realted tax effects     (32)     (19)      (155)     (42)
Proforma net income          $2,552   $2,868     $2,977   $2,966

Income per common share:
Basic and diluted - as
 reported                     $0.23    $0.27      $0.28    $0.28
Basic and diluted - proforma  $0.23    $0.27      $0.27    $0.28


Note E - Acquisition

On July 23, 2004, the Company acquired the business and certain assets of Excel Importing Corp., ("Excel"), a wholly-owned
subsidiary  of  Mickelberry Communications  Incorporated.   Excel
markets and distributes a diversified line of high quality cutlery, tabletop, cookware and barware products under well-recognized premium brand names, including Sabatier(R), Farberware(R), Retroneu Design Studio(R), Joseph Abboud Environments(R), DBK-Daniel Boulud Kitchen(TM) and Legnoart(R). The purchase price, subject to post closing adjustments, was approximately $8.5 million, of which $7.0 million was paid at the closing. The Company has not paid the balance of $1.5 million as it believes the total estimated post closing adjustments and certain other claims are in excess of that amount.

The Company has not yet completed the evaluation and allocation of the purchase price for the Excel acquisition as the calculation of post closing adjustments has not yet been finalized and the valuation of certain intangibles has not been completed. The initial $7.0 million of the purchase price that was paid at closing has been allocated based on management`s estimates as follows (in thousands):

           Accounts receivable     $1,300
           Inventory                4,500
           Current liabilities    (4,700)
           Intangibles              5,900
                                   $7,000


Report of Independent Registered Public Accounting Firm


We have reviewed the condensed consolidated balance sheet of Lifetime Hoan Corporation and subsidiaries (the "Company") as of September 30, 2004 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004, and the condensed consolidated statement of cash flows for the nine-months ended September 30, 2004. These interim financial statements are the responsibility of the Company's management.

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


Melville, New York
October 29, 2004


ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The  Company is a leading designer, developer and marketer  of  a broad range of branded consumer products used in the home, including Kitchenware, Cutlery and Cutting Boards, Bakeware and Cookware, Pantryware and Spices, Tabletop and Bath Accessories. Products are marketed under brand names including Farberware(R), Kitchen-Aid(R), Cuisinart(R), Hoffritz(R), Sabatier(R), DBK-Daniel
Boulud Kitchen(TM), Joseph Abboud Environments(R), Roshco(R), Baker's Advantage(R), Kamenstein(R), Casa-Moda(R), Hoan(R), Gemco(R) and :USE(R). The Company uses the Farberware(R) brand name for kitchenware, cutlery and cutting boards and bakeware pursuant to a 200-year royalty-free license. The Company licenses the KitchenAid(R), Cuisinart(R), Farberware(R) (for flatware and dinnerware), Sabatier(R), DBK-Daniel Boulud Kitchen(TM) and Joseph Abboud Environments(R) trade names pursuant to licenses granted by the owners of those brands.
All  other  brand names listed above are owned.  Several  product
lines   are  marketed  within  each  of  the  Company's   product
categories and under brands primarily targeting moderate to medium price points, through every major level of trade.

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

Merchandise inventories, principally finished goods, are priced by the lower of cost (first-in, first-out basis) or market method. Reserves for excess or obsolete inventory reflected in the consolidated balance sheets at September 30, 2004 and December 31, 2003 are determined to be adequate by management; however, there can be no assurance that these reserves will prove adequate over time to provide for ultimate losses in connection with the Company's inventory. Management periodically reviews and analyzes inventory reserves based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise.

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

                                 Three Months       Nine Months
                                     Ended             Ended
                                 September 30,     September 30,
                                2004     2003      2004     2003

Net sales                       100.0 % 100.0 %    100.0 %  100.0 %
Cost of sales                    59.6    58.0       58.8     56.9
Distribution expenses            10.9    12.1       12.4     14.4
Selling, general and
 administrative expenses         20.6    18.5       24.1     23.1
Income from operations            8.9    11.4        4.7      5.6
Interest expense                  0.5     0.4        0.4      0.5
Other income                        -       -          -    (0.1)
Income before income taxes        8.4    11.0        4.3      5.2
Tax provision                     3.3     4.4        1.7      2.1
Net income                        5.1 %   6.6 %      2.6 %    3.1 %

              Three Months Ended September 30, 2004
        Compared to Three Months ended September 30, 2003

Net Sales
Net sales for the three months ended September 30, 2004 were approximately $51.2 million, an increase of $7.2 million or 16.3% over net sales for the prior year's corresponding period. Gemco and :USE product lines that were acquired in the fourth quarter of 2003 and the Excel product lines which were acquired in July 2004 contributed a combined $5.1 million in net sales to the
2004 third quarter. Excluding the combined net sales from the Gemco :USE and Excel product lines, net sales increased by 4.6% over the third quarter of 2003. A portion of the increase was related to increased net sales of KitchenAid branded products, offset by decreased net sales of the S'mores Maker.

The Outlet Stores also had increased sales, primarily as a result of the Company occupying 70% of the space in each store in the third quarter of 2004 as compared to 50% of the space in each store during the third quarter of 2003. Outlet Stores sales for the 2004 quarter, were less than 8% of the Company's total net sales and had an operating loss for the period.

Net   sales  for  the  third  quarter  of  2004  were  below  our expectations due principally to the late delivery of merchandise from overseas suppliers. Many of the Company's suppliers of new products encountered difficulties with the start-up of production of new lines, including new lines of KitchenAid(R) Cutlery, the ceramic S'mores Maker(TM) and the new Smokeless Tabletop Griller(TM). As a result, a number of sales programs did not begin as scheduled during the quarter. In addition, the supply chain was negatively impacted by shortages and delays in the availability of raw materials in Asia and delays in receiving goods due to congestion at ports in the United States. These start-up and
other  supply chain issues had a negative impact on  sales.   The
Company believes that these issues have generally been resolved and expects the flow of merchandise to continue at satisfactory levels throughout the important holiday shipping season.

Many retail customers also faced challenges during the third quarter of 2004 caused by high gasoline prices and severe weather in the Southeastern United States. In addition, measures instituted earlier in 2004 by a major customer to improve inventory turns and lower its in-stock position continued. Together, these factors had a negative effect on the timing and reduced the dollar value of sales orders the Company received during the quarter when compared to our expectations.


Cost of Sales
Cost of sales for the three months ended September 30, 2004 was $30.6 million, an increase of $5.0 million or 19.6% over the comparable 2003 period. Cost of sales as a percentage of net sales increased to 59.6% from 58.0%, primarily as a result of higher sales of KitchenAid branded products which generate lower gross profit margins due to the added costs of royalties and higher sales of products that carry lower gross profit margins, including bakeware, Gemco functional glassware products and Excel products.

Distribution Expenses
Distribution expenses for the three months ended September 30, 2004 were $5.6 million, an increase of 4.2% from the comparable 2003 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse, which were $0.1 million for the three months ended September 30, 2003, distribution expenses increased by approximately $0.4 million or 6.9% in the third quarter of 2004 as compared to the third quarter of 2003. Distribution expenses as a percentage of net sales decreased in the third quarter of 2004 as compared to the 2003 period. This improved relationship reflects the continued benefits of labor savings in the Company's Robbinsville, New Jersey distribution center.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2004 were $10.6 million, an increase of $2.4 million or 29.6% over the comparable 2003 period. The majority of the increase in selling, general and administrative expenses was attributable to the Outlet Store operations and the added operating expenses for the Gemco, :USE and Excel businesses. The growth in operating expenses for the Outlet Stores were primarily the result of the Company being responsible for 70% of the space and expenses in each store in the third quarter of 2004 as compared to 50% in each store during the third quarter of 2003. Excluding the expenses for the Outlet Stores, Gemco, :USE and Excel operations, selling, general and administrative expenses increased 9.8% in the 2004 quarter due to higher personnel costs including budgeted personnel increases in the product design group, the overseas sourcing department and the sales and marketing departments.

Tax Provision
Income  tax  expense  for the second quarter  of  2004  was  $1.7 million as compared to $2.0 million in the comparable 2003 quarter. The decrease in income tax expense is directly related to the decrease in income before taxes from 2004 to 2003. Income taxes as a percentage of income before taxes remained consistent from year-to-year at approximately 40%.


              Nine Months Ended September 30, 2004
        Compared to Nine Months ended September 30, 2003

Net Sales
Net sales for the nine months ended September 30, 2004 were $121.4 million, an increase of $23.1 million or 23.5% as compared to the corresponding 2003 period. Gemco and :USE product lines which were acquired in the fourth quarter of 2003 and sales of the Excel product lines which were acquired in July 2004, contributed a combined $8.6 million in net sales for the 2004 period. Excluding the combined net sales from the Gemco, :USE and Excel product lines, net sales increased by 14.7% over the nine-month period ended September 30, 2003. The increase in sales volume was attributable primarily to higher sales of KitchenAid branded products, Farberware branded kitchenware products and increased shipments of Kamenstein pantryware products.

The Outlet Stores also had increased sales, primarily as a result of the Company occupying 70% of the space in each store in the 2004 as compared to 50% of the space in each store during 2003. Outlet Stores sales for the first nine months of 2004, which were less than 9% of the Company's total net sales, were lower than expected, resulting in an operating loss for the Outlet Stores for the period.

Cost of Sales
Cost of sales for the nine months ended September 30, 2004 was $71.4 million, an increase of 27.5% over the comparable 2003 period. Cost of sales as a percentage of net sales increased to 58.8% from 56.9%, primarily as a result of higher sales of KitchenAid branded products, which generate lower margins due to the added costs of royalties and higher sales of pantryware, Gemco functional glassware products and Excel products, each of which generates lower gross profit margins than the Company's other major product categories.

Distribution Expenses
Distribution expenses for the nine months ended September 30, 2004 were $15.0 million, an increase of $0.9 million or 6.4% from the comparable 2003 period. Excluding the expenses associated with the move to the new Robbinsville, New Jersey warehouse of approximately $0.6 million for the nine-month period ended September 30, 2003, distribution expenses increased by approximately $1.5 million in the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003. The higher expenses were primarily due to the increased distribution expenses related to the acquisitions of the Gemco, :USE and Excel businesses. Distribution expenses as a percentage of net sales decreased in the nine-months ended September 30, 2004 as compared to the nine-months ended September 30, 2003. This improved relationship reflects the continued benefits of labor savings in the Company's Robbinsville, New Jersey distribution center.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2004 were $29.3 million, an increase of $6.6 million or 28.8% from the comparable 2003 period. The majority of the increase in selling, general and administrative expenses was attributable to the Outlet Store operations and the added operating expenses for the Gemco, :USE and Excel businesses. The growth in operating expenses for the Outlet Stores were primarily the result of the Company being responsible for 70% of the space and expenses in each store in the third quarter of 2004 as compared to 50% in each store during the third quarter of 2003. Excluding the expenses for the Outlet Stores, Gemco, :USE and Excel operations, selling, general and administrative expenses increased 11.7% in the 2004 period due to higher personnel costs including budgeted personnel increases in the product design group, the overseas sourcing department and the sales and marketing departments.

Tax Provision
Income tax expense for the nine months ended September 30, 2004 was $2.1 million as compared to $2.0 million in the comparable 2003 period. The increase in income tax expense is directly related to the increase in income before taxes from 2003 to 2004. Income taxes as a percentage of income before taxes remained consistent from year-to-year at approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

On July 28, 2004, the Company entered into a $50 million five-year, secured credit facility (the "Credit Facility") with a group of banks and, in conjunction therewith, canceled its $35 million secured, reducing revolving credit facility which was due to mature in November 2004. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. Borrowings under the credit facility have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio. As of September 30, 2004, the Company had outstanding $0.8 million of letters of credit and trade acceptances, $27.2 million of short-term borrowings and a $5.0 million term loan under its Credit Facility and, as a result, the availability under the Credit Facility was $17.0 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at September 30, 2004 ranged from 2.813% to 3.00%.

At September 30, 2004, the Company had cash and cash equivalents of $0.7 million as compared to $1.2 million at December 31, 2003.

On  November 3, 2004, the Board of Directors declared  a  regular quarterly  cash dividend of $0.0625 per share to shareholders  of
record on November 5, 2004 to be paid on November 19, 2004.   The
dividend to be paid will be approximately $0.7 million.

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

Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's line of credit bears interest at variable rates. The Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in the interest rates of such debt. There were no changes in interest rates that had a material impact on the consolidated financial position, results of operations or cash flows of the Company during the nine-month period ended September 30, 2004.

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

        (a) Exhibit(s) in the third quarter of 2004:

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

           Exhibit 10.43    Amendment and Restated Credit Facility
                      Agreement     between     Lifetime     Hoan
                      Corporation and The Bank of New York, dated July 28, 2004.



        (b) Reports on Form 8-K in the third quarter of 2004:
                         On  July 28, 2004, the Company  filed  a
                      report on Form 8-K announcing results of operations for and financial condition as of the end of its second quarter ended June 30, 2004.







                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation


                                              November 8, 2004
                        /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)



                                              November 8, 2004
                        /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)


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





Date:        November 8, 2004



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



Date:        November 8, 2004



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



        I, Jeffrey Siegel, Chief Executive Officer, and I, Robert
McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a
Delaware corporation (the "Company"), each hereby certifies that:


   (1) The Company's periodic report on Form 10-Q for the period ended September 30, 2004 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
   (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                        /s/ Robert McNally
          Jeffrey Siegel                         Robert McNally
Chief Executive Officer                        Chief Financial Officer

Date:     November 8, 2004              Date:     November 8, 2004



                          EXHIBIT 10.43


              AMENDED AND RESTATED CREDIT AGREEMENT


                   dated as of July __, 2004,


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


                      THE BANK OF NEW YORK,
                     as Administrative Agent


                   ___________________________

                    BNY CAPITAL MARKETS, INC.
                as Lead Arranger and Book Manager
                        TABLE OF CONTENTS


ARTICLE 1.  DEFINITIONS                                    1
 SECTION 1.01                                DEFINED TERMS 1
 SECTION 1.02       CLASSIFICATION OF LOANS AND BORROWINGS 18
 SECTION 1.03                              TERMS GENERALLY 19
 SECTION 1.04                       ACCOUNTING TERMS; GAAP 19
ARTICLE 2.  THE CREDITS                                    20
 SECTION 2.01                                  COMMITMENTS 20
 SECTION 2.02                         LOANS AND BORROWINGS 20
 SECTION 2.03                      REQUESTS FOR BORROWINGS 20
 SECTION 2.04                        FUNDING OF BORROWINGS 21
 SECTION 2.05                             SWING LINE LOANS 22
 SECTION 2.06     TERMINATION AND REDUCTION OF COMMITMENTS 23
 SECTION 2.07         REPAYMENT OF LOANS; EVIDENCE OF DEBT 24
 SECTION 2.08                          PREPAYMENT OF LOANS 24
 SECTION 2.09PAYMENTS GENERALLY; PRO RATA TREATMENT; SHARING OF SETOFFS25
 SECTION 2.10             OPTIONAL INCREASE IN COMMITMENTS 27
 SECTION 2.11                            LETTERS OF CREDIT 27
 SECTION 2.12                          BANKERS ACCEPTANCES 31
 SECTION 2.13                      CASH COLLATERAL ACCOUNT 34
 SECTION 2.14LOANS, LETTERS OF CREDIT AND BANKERS ACCEPTANCES UNDER THE
            ORIGINAL CREDIT AGREEMENT                   34
ARTICLE 3.  INTEREST, FEES, YIELD PROTECTION, ETC.        34
 SECTION 3.01                                     INTEREST 34
 SECTION 3.02                           INTEREST ELECTIONS 35
 SECTION 3.03                                         FEES 36
 SECTION 3.04                   ALTERNATE RATE OF INTEREST 37
 SECTION 3.05                  INCREASED COSTS; ILLEGALITY 38
 SECTION 3.06                       BREAK FUNDING PAYMENTS 39
 SECTION 3.07                                        TAXES 40
 SECTION 3.08                       MITIGATION OBLIGATIONS 41
 SECTION 3.09                      SUBSTITUTION OF LENDERS 41
ARTICLE 4.  REPRESENTATIONS AND WARRANTIES                41
 SECTION 4.01                         ORGANIZATION; POWERS 41
 SECTION 4.02                AUTHORIZATION; ENFORCEABILITY 42
 SECTION 4.03         GOVERNMENTAL APPROVALS; NO CONFLICTS 42
 SECTION 4.04FINANCIAL CONDITION; NO MATERIAL ADVERSE CHANGE   42
 SECTION 4.05                                   PROPERTIES 42
 SECTION 4.06         LITIGATION AND ENVIRONMENTAL MATTERS 43
 SECTION 4.07          COMPLIANCE WITH LAWS AND AGREEMENTS 43
 SECTION 4.08        INVESTMENT AND HOLDING COMPANY STATUS 43
 SECTION 4.09                                        TAXES 43
 SECTION 4.10                                        ERISA 44
 SECTION 4.11                                   DISCLOSURE 44
 SECTION 4.12                                 SUBSIDIARIES 44
 SECTION 4.13                                    INSURANCE 44
 SECTION 4.14                                LABOR MATTERS 44
 SECTION 4.15                                     SOLVENCY 45
 SECTION 4.16                  FEDERAL RESERVE REGULATIONS 45
 SECTION 4.17                           SECURITY DOCUMENTS 45
ARTICLE 5.  CONDITIONS                                    45
 SECTION 5.01                               EFFECTIVE DATE 45
 SECTION 5.02                     EACH EXTENSION OF CREDIT 48
ARTICLE 6.  AFFIRMATIVE COVENANTS                         48
 SECTION 6.01   FINANCIAL STATEMENTS AND OTHER INFORMATION 48
 SECTION 6.02                   NOTICES OF MATERIAL EVENTS 49
 SECTION 6.03               EXISTENCE; CONDUCT OF BUSINESS 50
 SECTION 6.04                       PAYMENT OF OBLIGATIONS 50
 SECTION 6.05                    MAINTENANCE OF PROPERTIES 50
 SECTION 6.06         BOOKS AND RECORDS; INSPECTION RIGHTS 50
 SECTION 6.07                         COMPLIANCE WITH LAWS 51
 SECTION 6.08                              USE OF PROCEEDS 51
 SECTION 6.09                    NOTICE OF CERTAIN CHANGES 51
 SECTION 6.10                                    INSURANCE 51
 SECTION 6.11                      ADDITIONAL SUBSIDIARIES 51
 SECTION 6.12             INFORMATION REGARDING COLLATERAL 52
 SECTION 6.13                    CASUALTY AND CONDEMNATION 52
 SECTION 6.14                           FURTHER ASSURANCES 53
ARTICLE 7.  NEGATIVE COVENANTS                            53
 SECTION 7.01                                 INDEBTEDNESS 54
 SECTION 7.02                                        LIENS 54
 SECTION 7.03                          FUNDAMENTAL CHANGES 55
 SECTION 7.04INVESTMENTS, LOANS, ADVANCES, GUARANTEES AND ACQUISITIONS 56
 SECTION 7.05                                  ASSET SALES 57
 SECTION 7.06             SALE AND LEASE-BACK TRANSACTIONS 58
 SECTION 7.07                           HEDGING AGREEMENTS 58
 SECTION 7.08                          RESTRICTED PAYMENTS 58
 SECTION 7.09                 TRANSACTIONS WITH AFFILIATES 58
 SECTION 7.10                       RESTRICTIVE AGREEMENTS 58
 SECTION 7.11              AMENDMENT OF MATERIAL DOCUMENTS 59
 SECTION 7.12                               LEVERAGE RATIO 59
 SECTION 7.13                  FIXED CHARGE COVERAGE RATIO 59
 SECTION 7.14                                    NET WORTH 59
 SECTION 7.15                  PREPAYMENTS OF INDEBTEDNESS 59
ARTICLE 8.  EVENTS OF DEFAULT                             59
 SECTION 8.01                            EVENTS OF DEFAULT 59
 SECTION 8.02                            CONTRACT REMEDIES 61
ARTICLE 9.  THE ADMINISTRATIVE AGENT                      62
ARTICLE 10. MISCELLANEOUS                                 64
 SECTION 10.01                                     NOTICES 64
 SECTION 10.02                         WAIVERS; AMENDMENTS 64
 SECTION 10.03          EXPENSES; INDEMNITY; DAMAGE WAIVER 65
 SECTION 10.04                      SUCCESSORS AND ASSIGNS 66
 SECTION 10.05                                    SURVIVAL 68
 SECTION 10.06    COUNTERPARTS; INTEGRATION; EFFECTIVENESS 69
 SECTION 10.07                                SEVERABILITY 69
 SECTION 10.08                             RIGHT OF SETOFF 69
 SECTION 10.09GOVERNING LAW; JURISDICTION; CONSENT TO SERVICE OF PROCESS   69
 SECTION 10.10                        WAIVER OF JURY TRIAL 70
 SECTION 10.11                                    HEADINGS 70
 SECTION 10.12                    INTEREST RATE LIMITATION 70
 SECTION 10.13                      USA PATRIOT ACT NOTICE 71

 SCHEDULES:
  SCHEDULE        COMMITMENTS
2.01
  Schedule        Existing Letters of Credit
2.11
  Schedule        Existing Bankers Acceptances
2.12
  Schedule        Disclosed Matters
4.06
  Schedule        Subsidiaries
4.12
  Schedule        Insurance
4.13
  Schedule        Existing Indebtedness
7.01
  Schedule        Existing Liens
7.02
  Schedule        Existing Investments
7.04
  Schedule        Existing Restrictions
7.10


  EXHIBITS:
  Exhibit A       Form of Assignment and Acceptance
  Exhibit B       Form of Opinion of Rivkin Radler LLP
  Exhibit C-1     Form of Revolving Note
  Exhibit C-2     Form of Swing Line Note
  Exhibit D       Form of Guarantee Reaffirmation
  Exhibit E       Form of Security Agreement Reaffirmation


              AMENDED AND RESTATED CREDIT AGREEMENT
AMENDED AND RESTATED CREDIT AGREEMENT, dated as of July __, 2004 (this "Agreement"), among LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), the Lenders party hereto (the "Lenders") and THE BANK OF NEW YORK, as Administrative Agent (in such capacity, the "Administrative Agent").
The Borrower, the Administrative Agent and certain lenders are parties to the Credit Agreement dated as of November 8, 2001 (as amended through the date hereof, the "Original Credit Agreement") among the Borrower, such lenders and the Administrative Agent. The Borrower, the Administrative Agent and the lenders party hereto desire to amend and restate the Original Credit Agreement on the terms and conditions set forth herein.
Accordingly, for good and valuable consideration, the parties hereto agree that the Original Credit Agreement shall be amended and restated in its entirety as follows:

ARTICLE 1  DEFINITIONS

     Section 1.01  Defined Terms

          As used in this Agreement, the following terms have the meanings specified below:
          "ABR", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.
          "Adjusted LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.
          "Administrative Agent" means BNY, in its capacity as administrative agent for the Lenders hereunder.
          "Administrative Questionnaire" an Administrative Questionnaire in a form supplied by the Administrative Agent.
          "Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.
          "Aggregate Revolving Commitment" means, at any time, the sum at such time of the aggregate Revolving Commitments of all lenders, which, as of the Effective Date equals $50,000,000.
            "Aggregate Revolving Exposure" means, at any time, the sum at such time of (i) the outstanding principal balance of the Revolving Loans of all Lenders, plus (ii) the outstanding principal balance of the Swing Line Loans, plus
     (iii) an amount equal to the Letter of Credit Exposure of all Lenders, plus (iv) an amount equal to the Bankers Acceptance Exposure of all Lenders.
          "Alternate Base Rate" means, for any day, a rate per annum equal to the greater of (a) the Prime Rate in effect on such day and (b) the Federal Funds Rate in effect on such day plus 1/2 of 1% per annum. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Rate shall be effective from and including the effective date of such change in the Prime Rate or the Federal Funds Rate, respectively.
            "Applicable Margin" means, at all times during the applicable periods set forth below: (a) with respect to ABR Borrowings, the percentage set forth below under the heading "ABR Margin" and adjacent to such period, (b) with respect to Eurodollar Borrowings, the percentage set forth below under the heading "Eurodollar Margin" and adjacent to such period and (c) with respect to the commitment fees payable under Section 3.03(b), the percentage set forth below under the heading "Fee Margin" and adjacent to such period:

     Period              Applicable Margin
When the
Leverage      And
Ratio is     less
greater     than or        ABR   Eurodollar   Fee
  than      equal to      Margin   Margin    Margin

2.75:1.00                 0.500%   1.750%     0.500%
2.50:1.00  2.75:1.00      0.250%   1.500%     0.375%
2.25:1.00  2.50:1.00      0.000%   1.250%     0.250%
           2.25:1.00      0.000%   1.000%     0.250%


          Changes in the Applicable Margin resulting from a change in the Leverage Ratio shall be based upon the certificate most recently delivered under Section 6.01(c) and shall become effective on the date such certificate is delivered to the Administrative Agent. Notwithstanding anything to the contrary in this definition, (i) if the Borrower shall fail to deliver to the Administrative Agent such a certificate on or prior to any date required hereby, the Leverage Ratio shall be deemed to be greater than 2.75:1.00 from and including such date to the date of delivery to the Administrative Agent of such certificate and
     (ii) during the period commencing on the Effective Date and ending on the date that the certificate to be delivered under Section 6.01(c) for the fiscal quarter ending September 30, 2004 is delivered to the Administrative Agent, the Applicable Margin shall be 0.000% for ABR Borrowings, 1.000% for Eurodollar Borrowings and 0.250% with respect to the commitment fee payable under Section 3.03(b).
          "Appraised Value" means the value of the Designated Real Property as determined pursuant to the appraisal of the Designated Real Property to be delivered to the Administrative Agent pursuant to Section 5.01(q).
          "Approved Fund" means, with respect to any Lender that is a fund that invests in commercial loans, (a) any other fund that invests in commercial loans and is managed or advised by the same investment advisor as such Lender or by an Affiliate of such investment advisor, and (b) any bank or Affiliate thereof that manages or controls such Lender.
          "Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an assignee (with the consent of any party whose consent is required by
     Section 10.04), and accepted by the Administrative Agent, substantially in the form of Exhibit A or any other form approved by the Administrative Agent.
          "Availability Period" means the period from and including the Effective Date to but excluding the earlier of the Revolving Maturity Date and the date of termination of the Revolving Commitments.
          "Available Revolving Commitment Amount" means , at any time, an amount equal to the Aggregate Revolving Commitment at such time minus the Revolving Exposure at such time.
          "BA Issuer" means BNY.
          "BA Obligations" means, collectively, the obligation of the Borrower to the BA Issuer with respect to each Bankers Acceptance and all documents, instruments and other agreements related thereto, including the obligation of the Borrower to reimburse the BA Issuer for amounts drawn under such Bankers Acceptance.
          "Bankers Acceptance Commitment" means the commitment of the Issuer to create Bankers Acceptances in an aggregate principal amount of up to $10,000,000.
          "Bankers Acceptance Documents" has the meaning set forth in Section 2.12(a).
          "Bankers Acceptance Exposure" means in respect of any Lender at any time, an amount equal to (i) the sum (without duplication) of (x) the aggregate face amount of the outstanding Bankers Acceptances, (y) the aggregate amount of unpaid drafts drawn on all Bankers Acceptances and (z) the aggregate unpaid BA Obligations, multiplied by (ii) such Lender's Revolving Percentage at such time.
          "Bankers Acceptance Fee" has the meaning set forth in
     Section 3.03(c).
          "Bankers Acceptances" means bankers acceptances created by the BA Issuer pursuant to Section 2.12 by the acceptance, for the account of the Borrower, of drafts drawn upon it by the Borrower having not more than 180 days' sight to run, exclusive of days of grace, which grow out of transactions involving the importation, exportation or the domestic shipment of goods. All such drafts shall be subject to the provisions of the Federal Reserve Act, as amended, and the
     rules   and   regulations  thereunder,  including,   without
     limitation,   provisions  relating  to   maturity   of   the
     acceptance, relationship to the underlying c.i.f. value and date of the shipment upon which the acceptance is based and date of creation of the acceptance. All such drafts shall be eligible for purchase by, discount with and pledge to, the Federal Reserve Bank of New York and each request for the creation of a Bankers Acceptance shall be accompanied by any certification required by the BA Issuer as to the necessary elements supporting such eligibility.
          "BNY" means The Bank of New York.
          "Board" means the Board of Governors of the Federal Reserve System of the United States of America.
          "Borrower" has the meaning ascribed thereto in the preamble to this Agreement.
          "Borrowing" means Revolving Loans or Swing Line Loans, as applicable, of the same Type made, converted or continued on the same date and, in the case of Eurodollar Loans, as to which a single Interest Period is in effect; provided, however, that Swing Line Loans may not be made or converted into Eurodollar Loans.
          "Borrowing Date" means the date of (a) the making, conversion or continuation of any Loan, (b) the issuance of any Letter of Credit or (c) the creation of any Bankers Acceptance.
          "Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed, provided that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.
          "Capital Expenditures" of any Person means expenditures (whether paid in cash or other consideration or accrued as a liability) for fixed or capital assets (excluding any capitalized interest and any such asset acquired in connection with normal replacement and maintenance programs properly charged to current operations and excluding any replacement assets acquired with the proceeds of insurance) made by such Person.
          "Capital Lease Obligations" of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.
          "Capital Stock" means, as to any Person, all shares, interest, partnership interests, limited liability company membership interests, participations, rights in or other equivalents (however designated) of such Person's equity (however designated) and any rights, warrants or options exchangeable for or convertible into such shares, interests, participations, rights or other equity.
          "Cash Collateral"  has the meaning set forth in Section
                      2.13.
          "Cash Collateral Account" has the meaning set forth in
     Section 2.13.
          "Change in Control" means on or after the Effective Date, any "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended), directly or indirectly, of 25% or more of the total voting power of the then outstanding Capital Stock of the Borrower entitled to vote generally in the election of the directors of the Borrower, other than any Person who is a stockholder of the Borrower on the Effective Date.
          "Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any
     change   in   any  law,  rule  or  regulation  or   in   the
     interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by any Credit Party (or, for purposes of Section 3.05(b), by any lending office of such Credit Party or by such Credit Party's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.
          "Code" means the Internal Revenue Code of 1986, as amended from time to time.
          "Collateral" means any and all "Collateral", as defined in any applicable Security Document.
          "Commitment Fee" has the meaning set forth in Section
     3.03(a).
          "Commitment Percentage" means, with respect to any Lender, a fraction (expressed as a percentage), the numerator of which is such Lender's Revolving Commitment and the denominator of which is the aggregate Revolving Commitments of all Lenders.
          "Consolidated": means the Borrower and its Subsidiaries on a consolidated basis in accordance with GAAP.
          "Consolidated EBITDA" means, for any period, net income of the Borrower and its Subsidiaries for such period, determined on a Consolidated basis plus the sum of, without duplication, (a) Consolidated Interest Expense for such period, (b) provision for income taxes accrued for such period and (c) depreciation, amortization and other non-cash charges of the Borrower and its Subsidiaries, each to the extent deducted in determining such net income for such period, minus the sum of extraordinary gains from sales, exchanges and other dispositions of property not in the ordinary course of business, in each case solely to the extent such items would be classified as an operating expense in accordance with GAAP.
          "Consolidated Fixed Charges" means, for any period, the sum of, without duplication, (a) Capital Expenditures made during such period by the Borrower and its Subsidiaries, (b) income taxes accrued during such period by the Borrower and the Subsidiaries, (c) Consolidated Interest Expense for such period, (d) the aggregate amount of principal payments on long-term Indebtedness by the Borrower and its Subsidiaries during such period and (e) the aggregate amount of (i) cash dividends paid by the Borrower in respect of, (ii) purchases by the Borrower of, and (iii) funds, property or assets applied to or set aside for sinking funds or other retirement of, its Capital Stock made during such period.
          "Consolidated Interest Expense" means, for any period, interest and fees accrued or paid by the Borrower and its Subsidiaries during such period in respect of the Indebtedness of the Borrower and its Subsidiaries, determined on a Consolidated basis, including (a) the amortization of debt discounts to the extent included in interest expense in accordance with GAAP, (b) the amortization of all fees (including fees with respect to interest rate cap agreements or other agreements or arrangements entered into by the Borrower or any Subsidiary thereof designed to protect the Borrower or such Subsidiary, as applicable, against fluctuations in interest rates) payable in connection with the incurrence of Indebtedness to the extent included in interest expense in accordance with GAAP, (c) the portion of any rents payable under capital leases allocable to interest expense in accordance with GAAP, and (d) capitalized interest.
          "Consolidated Net Income" means, for any period, net income (or loss) of the Borrower and its Subsidiaries on a Consolidated basis for such period taken as a single accounting period determined in accordance with GAAP.
          "Consolidated Net Worth" means, at any date of determination, the sum of all amounts which would be included under "Shareholders' Equity" or analogous entry on a Consolidated balance sheet of the Borrower determined in accordance with GAAP as at such date.
          "Consolidated Total Debt" means, as of any date, the aggregate principal amount of all Indebtedness of the Borrower and its Subsidiaries that would be reflected as liabilities on a Consolidated balance sheet of the Borrower as of such date prepared in accordance with GAAP; provided, however, that for purposes of this definition, the term "Indebtedness" shall not include obligations as an account party in respect of commercial Letters of Credit.
          "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. The terms "Controlling" and "Controlled" have meanings correlative thereto.
          "Credit Parties" means the Administrative Agent, the Issuer, the BA Issuer and the Lenders.
          "Credit Request" means a request for Revolving Loans, Bankers Acceptances, Swing Line Loans or Letters of Credit.
          "Default" means any event or condition which
     constitutes an Event of Default or that upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.
          "Designated Real Property" means the Real Property of the Borrower located at One Merrick Avenue, Westbury, New York.
          "Disclosed Matters" means the actions, suits and proceedings and the environmental matters disclosed in
     Schedule 4.06.
          "dollars" or "$" refers to lawful money of the United
     States of America.
          "Domestic Subsidiary" means any wholly-owned Subsidiary of the Borrower organized under the laws of the United States of America or any State thereof.
          "Effective Date" means the date on which the conditions specified in Section 5.01 are satisfied (or waived in accordance with Section 10.02).
           "Environmental Laws" means all applicable laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, release or threatened release of any Hazardous Material or to health and safety matters.
          "Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of any Loan Party directly or indirectly resulting from or based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.
          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.
          "ERISA Affiliate" means any trade or business (whether or not incorporated) that, together with the Borrower or any Subsidiary, is treated as a single employer under
     Section 414(b) or 414(c) of the Code or, solely for purposes of Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under Section 414 of the Code.
          "ERISA Event" means (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or
     Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Borrower or any ERISA Affiliate of any liability under Title IV of ERISA with respect to the termination of any Plan; (e) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Borrower or any ERISA Affiliate of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.
          "Eurodollar", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate.
          "Event of Default" has the meaning assigned to such term in Section 8.01.
          "Excluded Taxes" means, with respect to any Credit Party or any other recipient of any payment to be made by or on account of any obligation of any Loan Party under any Loan Document, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Credit Party, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction in which such Loan Party is located, (c) any Taxes that would not have been imposed but for such Credit Party's or recipient's present or former connection (other than a connection solely resulting from the transaction contemplated by the Loan Documents) with the jurisdiction (or any political subdivision thereof or therein) imposing such taxes, provided that it is determinable that such Taxes were imposed solely as a result of such Credit Party's or recipient's present or former connection (other than a connection solely resulting from the transaction contemplated by the Loan Documents) with the jurisdiction (or any political subdivision thereof or therein) imposing such taxes, and (d) in the case of a Foreign Lender, any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) or is attributable to such Foreign Lender's failure to comply with Section 3.07(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from such Loan Party with respect to such withholding tax pursuant to
     Section 3.07(a).
          "Existing Bankers Acceptances" means the Bankers Acceptances outstanding on the Effective Date and identified on Schedule 2.12.
          "Existing Letters of Credit" means the Letters of Credit outstanding on the Effective Date and identified on
     Schedule 2.11.
          "Extensions of Credit" means, collectively, the Loans, the Bankers Acceptances, the Letters of Credit and any participations in the Bankers Acceptances or Letters of Credit pursuant to Section 2.11(c) or 2.12(c).
          "Federal Funds Rate" means, for any day, the rate per annum (rounded, if necessary, to the next greater 1/100 of 1%) equal to the rate per annum at which the Administrative Agent is offered overnight Federal funds by a Federal funds broker selected by the Administrative Agent at or about 2:00 p.m. on such day, provided that if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate at which the Administrative Agent is offered overnight Federal funds by such Federal funds broker at or about 2:00 p.m. on the next preceding Business Day.
          "Financial Officer" means, with respect to any Person, the president, chief financial officer, principal accounting officer, treasurer or controller of such Person.
          "Fixed Charge Coverage Ratio" means, at any date of determination, the ratio of Consolidated EBITDA to Consolidated Fixed Charges for the four fiscal quarter period ending on such date or, if such date is not the last day of a fiscal quarter, for the immediately preceding four fiscal quarter period.
          "Foreign Lender" means any Lender that is organized under the laws of a jurisdiction other than that in which the applicable Loan Party is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.
          "GAAP" means generally accepted accounting principles in the United States of America.
          "Governmental Authority" means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.
          "Guarantee" of or by any Person (the "guarantor") means any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation, provided that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guaranteed" has a meaning correlative thereto.
          "Guarantee Agreement" means the Guarantee Agreement, dated as of November 8, 2001, among the Borrower, the Guarantors and the Administrative Agent, for the benefit of the Credit Parties, as amended, restated, supplemented or otherwise modified from time to time.
          "Guarantee Reaffirmation" means the Guarantee Reaffirmation, substantially in the form of Exhibit D, by the Guarantors in favor of the Administrative Agent.
           "Guarantor" means each of the entities set forth on
     Schedule 4.12 and any other Subsidiary of the Borrower organized under the laws of the United States of America or any state thereof that executes and delivers the Guarantee Agreement, in each case in accordance with Section 5.01(c),
     6.11 or 6.14.
          "Hazardous Materials" means all explosive or
     radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.
          "Hedging Agreement" means any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging arrangement.
          "Indebtedness" of any Person means, without
     duplication, (a) all obligations of such Person for borrowed money or in connection with deposits or advances of any kind paid to, received by or otherwise for the account of, such Person, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid (other than as a penalty for non-payment),
     (d) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (e) all obligations of such Person in respect of the deferred purchase price of property or services (excluding accounts payable incurred in the ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured
     by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (g) all Guarantees by such Person of Indebtedness of others, (h) all Capital Lease Obligations of such Person,
     (i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty and (j) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances. The Indebtedness of any Person shall include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.
          "Indemnified Taxes" means Taxes other than Excluded
     Taxes.
          "Indemnitee" has the meaning assigned to such term in
     Section 10.03(b).
          "Interest Election Request" means a request by the Borrower to convert or continue a Borrowing in accordance with Section 3.02.
          "Interest Payment Date" means (a) with respect to any ABR Loan, the last day of each January, April, July and October and (b) with respect to any Eurodollar Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurodollar Borrowing with an Interest Period of more than three months' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration after the first day of such Interest Period.
          "Interest Period" means, with respect to any Eurodollar Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one, two, three or six months thereafter or, if made available by all of the applicable Lenders, the period (x) commencing on the date of such Borrowing and ending on the corresponding day of the week that is two weeks thereafter or (y) commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is nine or twelve months thereafter, as the Borrower may elect, provided that (a) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day, unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (b) any Interest Period that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Borrowing initially shall be the date on which such Borrowing is made and thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.
          "Issuer" means BNY.
          "Lenders" means the Persons listed on Schedule 2.01 and any other Person that shall have become a party hereto pursuant to an Assignment and Acceptance, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Acceptance.
          "Letter of Credit"  has  the  meanings  set  forth   in
                      Section 2.11(a).
          "Letter of Credit Commitment" means the commitment of the Issuer to issue Letters of Credit having an aggregate outstanding face amount up to $10,000,000.
          "Letter of Credit Documentation" has the meaning set forth in Section 2.11(a).
          "Letter of Credit Exposure" means in respect of any Lender at any time, an amount equal to (i) the sum (without duplication) at such time of (x) the aggregate undrawn face amount of the outstanding Letters of Credit, (y) the aggregate amount of unpaid drafts drawn on all Letters of
     Credit,   and   (z)   the  aggregate  unpaid   Reimbursement
     Obligations, multiplied by (ii) such Lender's Revolving Percentage at such time.
          "Letter  of Credit Fees" has the meaning set  forth  in
     Section 3.03(b).
          "Leverage   Ratio"   means,   as   of   any   date   of
     determination, the ratio of (i) Consolidated Total Debt as of such date to (ii) Consolidated EBITDA of the Borrower for the four consecutive fiscal quarter period ending on the last  day  of the most recent fiscal quarter for  which  the
     financial   statements  required  by  Sections  6.01(a)   or
     6.01(b), as the case may be, have been delivered.
          "LIBO Rate" means, with respect to the Interest Period applicable to any Eurodollar Borrowing, a rate of interest per annum, as determined by the Administrative Agent, equal to the rate for deposits in dollars for a period comparable to such Interest Period which appears on Telerate Page 3750 as of 11:00 a.m., London time, on the day that is two Business Days prior to the first day of such Interest Period. If such rate does not appear on Telerate Page 3750, the LIBO Rate shall be the rate per annum (rounded, if necessary, to the nearest one hundred-thousandth of a percentage point) at which deposits in dollars are offered by four major banks in the London interbank market at approximately 11:00 a.m., London time, on the day that is two Business Days prior to the first day of such Interest Period to prime banks in the London interbank market for a period of one month commencing on the first day of such Interest Period in an amount comparable to the principal amount of such Eurodollar Borrowing. The Administrative Agent will request the principal London office of each such bank to provide a quotation of its rate. If at least two such quotations are provided as requested, the rate for such Interest Period shall be the arithmetic mean of the quotations. If fewer then two quotations are provided as requested, the rate for such Interest Period shall be the arithmetic mean of the rates quoted by major banks in New York City, selected by the Administrative Agent, at approximately 11:00 a.m., New York City time, on the date that is two Business Days prior to the first day of such Interest Period for loans in dollars to leading European banks for a period of one month commencing on the first day of such Interest Period in an amount comparable to such Eurodollar Borrowing.
          "Lien" means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.
          "Loan Documents" means this Agreement, the Notes, the Guarantee Agreement, the Security Documents and all other agreements, instruments and documents executed or delivered in connection herewith.
          "Loan Parties" means the Borrower and the Guarantors. "Loans" means the Revolving Loans or the Swing Line
     Loans, as the case may be.
          "Margin Stock" has the meaning assigned to such term in
     Regulation U.
          "Material Adverse Effect" means a material adverse effect on (a) the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and the Subsidiaries, taken as a whole, (b) the ability of any Loan Party to perform any of its obligations under any Loan Document or (c) the rights of or benefits available to any Credit Party under any Loan Document.
          "Material Indebtedness" means Indebtedness (other than Indebtedness under the Loan Documents) or obligations in respect of one or more Hedging Agreements, of any one or more of the Borrower and the Subsidiaries, whether arising pursuant to one or more instruments or agreements, in an aggregate principal amount exceeding $1,000,000. For purposes of determining Material Indebtedness, the "principal amount" of the obligations of the Borrower or any Subsidiary in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Borrower or such Subsidiary, as applicable, would be required to pay if such Hedging Agreement were terminated at such time.
           "Mortgage" means the Mortgage dated as of November 8, 2001 by the Borrower in favor of the Administrative Agent covering the Designated Real Property, as amended, restated, supplemented or otherwise modified from time to time.
          "Mortgage Documents" means, collectively, the Mortgage, the mortgagee title insurance policies issued in connection with the granting of the Mortgage, the survey of the Designated Real Property certified by a licensed professional surveyor delivered in connection with the granting of the Mortgage, the appraisal of the Designated Real Property conducted at the time of the granting of the Mortgage, the environmental reports prepared at the time of the granting of the Mortgage, and such other instruments, documents and agreements executed or delivered in connection with the execution, delivery and recording of the Mortgage and the granting of a Lien on the Designated Real Property in favor of the Administrative Agent.
          "Multiemployer Plan" means a multiemployer plan as defined in Section 4001(a)(3) of ERISA.
          "Net Proceeds" means, with respect to any
     Prepayment/Reduction Event, (a) the cash proceeds received in respect of such Prepayment/Reduction Event, including (i) any cash received in respect of any non-cash proceeds, but only as and when received, (ii) in the case of a casualty, insurance proceeds and (iii) in the case of a condemnation or similar event, condemnation awards and similar payments, minus (b) the sum of (i) all reasonable fees and out-of-pocket expenses paid by the Borrower or any of the Subsidiaries to third parties in connection with such Prepayment/Reduction Event, (ii) in the case of a sale, transfer, lease or other disposition of an asset (including pursuant to a sale and leaseback transaction), the amount of all payments required to be made by such Borrower and the Subsidiaries as a result thereof to repay Indebtedness (other than the Loans) secured by such asset or otherwise subject to mandatory payment as a result thereof and (iii) the amount of all taxes paid (or reasonably estimated to be payable) by such Borrower and the Subsidiaries, and the amount of any reserves established by such Borrower and the Subsidiaries to fund contingent liabilities reasonably estimated to be payable, in each case during the year that such event occurred or the next succeeding year and that are directly attributable to such event (as determined reasonably and in good faith by the chief financial officer of such Borrower).
          "Note" means a Revolving Note or the Swing Line Note, as the case may be.
          "Obligations" means (a) the due and punctual payment of
     (i) principal of and premium, if any, and interest (including interest accruing during the pendency of any bankruptcy, insolvency, receivership or other similar proceeding, regardless of whether allowed or allowable in such proceeding) on the Loans, the Bankers Acceptance Exposure or the Letter of Credit Exposure, when and as due, whether at maturity, by acceleration, upon one or more dates set for prepayment or otherwise, and (ii) all other monetary obligations, including fees, commissions, costs, expenses and indemnities, whether primary, secondary, direct, contingent, fixed or otherwise (including monetary obligations incurred during the pendency of any bankruptcy, insolvency, receivership or other similar proceeding, regardless of whether allowed or allowable in such proceeding), of the Borrower or any other Loan Party to the Administrative Agent, the Lenders, the BA Issuer, the Issuer or the Swing Line Lender, or that are otherwise payable to the Administrative Agent, the Lenders, the BA Issuer, the Issuer or the Swing Line Lender, under this Agreement and the other Loan Documents, (b) the due and punctual performance of all covenants, agreements, obligations and liabilities of the Borrower or any other Loan Party under or pursuant to this Agreement and the other Loan Documents and
     (c) unless otherwise agreed upon in writing by the Lenders, all obligations of the Borrower, monetary or otherwise, under each Hedging Agreement entered into with any Lender (or an Affiliate thereof) as a counterparty.
          "Other Taxes" means any and all current or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, the Loan Documents, other than Excluded Taxes.
          "Participant" has the meaning assigned to such term in
     Section 10.04(e).
          "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.
          "Perfection Certificate" means a certificate in the form of Annex 1 to the Security Agreement or any other form approved by the Administrative Agent.
          "Permitted Acquisition" means the purchase, holding or acquisition of (including pursuant to any merger) any Capital Stock, evidences of indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of any other Person, or the purchase or
     acquisition   of  (in  one  transaction  or  a   series   of
     transactions (including pursuant to any merger)) any assets of any other Person constituting a business unit (each an "acquisition"), provided that, (i) at the time thereof and immediately after giving effect thereto no Default shall have occurred and be continuing, (ii) the aggregate amount of consideration paid, and Indebtedness assumed, by the Borrower and the Subsidiaries shall not exceed $25,000,000 with respect to any single acquisition, (iii) such Person or business unit, as the case may be, is in substantially the same business as the Borrower and (iv) the Borrower shall have complied with the provisions of Section 6.11 with respect to such Person.
          "Permitted Encumbrances" means:
             (a)Liens imposed by law for taxes that are  not  yet
     due or are being contested in compliance with Section 6.04;
             (b)landlords',       carriers',      warehousemen's,
     mechanics', materialmen's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than
     60   days   or  are  being  contested  in  compliance   with
     Section 6.04;
             (c)pledges and deposits made in the ordinary  course
     of   business  in  compliance  with  workers'  compensation,
     unemployment  insurance and other social  security  laws  or regulations;
             (d)deposits  to  secure  the  performance  of  bids,
     trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business;
             (e)attachment  or  judgment  liens  in  respect   of
     judgments, writs or warrants of attachment or similar process that do not constitute an Event of Default under clause (k) of Article 8;
             (f)easements,   zoning  restrictions,  rights-of-way
     and similar encumbrances on real property imposed by law or arising in the ordinary course of business that do not secure any monetary obligations and do not materially detract from the value of the affected property or interfere with the ordinary conduct of business of the Borrower or any Subsidiary; and
             (g)Liens    on    patents,   patent    applications,
     trademarks, trademark applications, trade names, copyrights, technology and know-how to the extent such Liens arise from the granting (i) of exclusive licenses with respect to the foregoing if it relates to either (x) intellectual property which is immaterial and not necessary for the on-going conduct of the Borrower's or any Subsidiary's business or
     (y) uses that would not materially restrict the conduct of the Borrower's or any Subsidiary's on-going businesses and
     (ii) of non-exclusive licenses to use any of the foregoing to any Person, in either case in the ordinary course of business of the Borrower or any of its Subsidiaries.
          "Permitted Investments" means:
             (a)direct   obligations  of,  or   obligations   the
     principal of and interest on which are unconditionally guaranteed by, the United States of America (or by any agency thereof to the extent that such obligations are backed by the full faith and credit of the United States of America), in each case measuring within one year from the date of acquisition thereof;
             (b)investments  in commercial paper maturing  within
     270 days from the date of acquisition thereof and having, at
     such   date  of  acquisition,  the  highest  credit   rating
     obtainable from Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, or any successor thereto,  or  from Moody's Investors Service,  Inc.  or  any successor thereto;
             (c)investments in certificates of deposit,  banker's
     acceptances and time deposits maturing within 180 days from the date of acquisition thereof issued or guaranteed by or placed with, and money market deposit accounts issued or offered by, any domestic office of any commercial bank organized under the laws of the United States of America or any State thereof that has a combined capital and surplus and undivided profits of not less than $500,000,000; and
             (d)fully  collateralized repurchase agreements  with
     a term of not more than 30 days for securities described in clause (a) of this definition and entered into with a financial institution satisfying the criteria described in clause (c) of this definition.
          "Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.
          "Plan" means any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 302 of ERISA, and in respect of which the Borrower, any Subsidiary or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to
     be) an "employer" as defined in Section 3(5) of ERISA. "Pledged Debt" has the meaning assigned thereto in the
     Security Agreement.
          "Pledged Equity" has the meaning assigned thereto in the Security Agreement.
          "Prepayment/Reduction Event" means:
             (a)any non-ordinary course sale, transfer, lease  or
     other   disposition  (including  pursuant  to  a  sale   and
     leaseback  transaction)  of any property  or  asset  of  the
     Borrower  or  any  of  the  Subsidiaries,  other  than   (i)
     dispositions  described  in  clause  (a),  (b)  or  (c)   of
     Section 7.05 and (ii) other dispositions resulting in aggregate Net Proceeds not exceeding $3,000,000 during the period from the Effective Date to the Revolving Maturity Date;
             (b)any  casualty or other insured damage to, or  any
     taking under power of eminent domain or by condemnation or similar proceeding of, any property or asset of the Borrower or any of the Subsidiaries, other than casualties, insured damage or takings resulting in aggregate Net Proceeds not exceeding $1,000,000 during any fiscal year; and
             (c)the  incurrence by the Borrower  or  any  of  the
     Subsidiaries  of  any Indebtedness prohibited  by  any  Loan
     Document.
          "Prime Rate" means the rate of interest per annum publicly announced from time to time by BNY as its prime commercial lending rate; each change in the Prime Rate being effective from and including the date such change is publicly announced as being effective. The Prime Rate is not intended to be lowest rate of interest charged by BNY in connection with extensions of credit to borrowers.
          "Real Property" means all real property owned or leased by the Borrower or any Domestic Subsidiary.
          "Redeemable Securities" means, with respect to any Person, any Capital Stock which is subject to mandatory redemption or redemption at the option of the holder thereof or which otherwise obligates such Person (whether on a contingent or absolute basis) to apply any of its funds, property or assets to the purchase, redemption, sinking fund or other retirement of any such Capital Stock; provided, however, preferred equity securities subject to redemption solely at the option of such Person (and not the holder thereof) shall not constitute Redeemable Securities.
           "Register" has the meaning assigned to such term in
     Section 10.04(c).
          "Regulation T" means Regulation T of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.
          "Regulation U" means Regulation U of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.
          "Regulation X" means Regulation X of the Board as from time to time in effect and all official rulings and interpretations thereunder or thereof.
          "Reimbursement Obligation" means, collectively, the obligation of the Borrower to the Issuer with respect to each Letter of Credit and all documents, instruments and other agreements related thereto, including the obligation of the Borrower to reimburse the Issuer for amounts drawn under such Letter of Credit.
          "Related Parties" means, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.
          "Required Lenders" means, at any time, (i) Lenders having Revolving Exposures and unused Revolving Commitments representing not less than 51% of the sum of the total Revolving Exposures and unused Revolving Commitments at such time and (ii) in any event not less than two Lenders.
          "Restricted Payment" means, as to any Person, any dividend or other distribution by such Person (whether in cash, securities or other property) with respect to any shares of any class of equity securities of such Person, or any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares or any option, warrant or other right to acquire any such shares.
          "Revolving Commitment" means, with respect to each Lender having a Revolving Commitment, the commitment of such Lender to make Revolving Loans and create Bankers Acceptances hereunder, as such commitment may be reduced or increased from time to time pursuant to Section 2.06 or
     Section 2.10 or pursuant to assignments by or to such Lender pursuant to Section 10.04. The initial amount of each applicable Lender's Revolving Commitment is set forth on
     Schedule 2.01, or in the Assignment and Acceptance pursuant to which such Lender shall have assumed its Revolving Commitment, as applicable. The Aggregate Revolving Commitment on the Effective Date is $50,000,000.
          "Revolving Exposure" means, with respect to any Lender at any time, the sum as of such time of (i) the outstanding principal balance of such Lender's Revolving Loans, plus
     (ii) such Lender's Swing Line Exposure, plus (iii) such Lender's Letter of Credit Exposure, plus (iv) such Lender's Bankers Acceptance Exposure.
          "Revolving Loan" means a Loan referred to in
     Section 2.01 and made pursuant to Section 2.03.
          "Revolving Maturity Date" means July __, 2009. "Revolving Note" means, with respect to each Lender, a promissory note evidencing such Lender's Revolving Loans payable to the order of such Lender (or, if required by such Lender, to such Lender and its registered assigns) substantially in the form of Exhibit C-1.
          "Revolving Percentage" means, as of any date and with respect to each Lender, the percentage equal to a fraction
     (i) the numerator of which is the Revolving Commitment of such Lender on such date (or, if there are no Revolving Commitments on such date, on the last date upon which one or more Revolving Commitments were in effect), and (ii) the denominator of which is sum of the Revolving Commitments of all Lenders on such date (or, if there are no Revolving Commitments on such date, on the last date upon which one or more Revolving Commitments were in effect).
          "Secured Parties" means the "Secured Parties" as defined in the Security Agreement.
          "Security Agreement" means the Security Agreement, dated as of November 8, 2001, among the Borrower, the Guarantors and the Administrative Agent, for the benefit of the Secured Parties, as amended, restated, supplemented or otherwise modified from time to time.
          "Security Agreement Reaffirmation" means the Security Agreement Reaffirmation, substantially in the form of Exhibit E, by the Borrower and the Guarantors in favor of the Administrative Agent, for the benefit of the Secured Parties.
           "Security Documents" means the Security Agreement, the Security Agreement Reaffirmation, the Mortgage Documents and each other security agreement, instrument or other document executed or delivered pursuant to Section 6.11 or 6.14 to secure any of the Obligations.
          "Statutory Reserve Rate" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Administrative Agent is subject for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.
          "Subsidiary" means, with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, controlled or held by the parent or one or more subsidiaries of the parent. Unless the context otherwise requires, "Subsidiary" means any Subsidiary of the Borrower.
          "Swing Line Commitment" means the Swing Line Lender's undertaking pursuant hereto to make Swing Line Loans in an aggregate amount up to $7,500,000.
          "Swing Line Exposure" means in respect of any Lender at any time, an amount equal to the aggregate outstanding principal amount of the Swing Line Loans at such time multiplied by such Lender's Revolving Percentage at such time.
          "Swing Line Lender" means BNY.
          "Swing Line Loan" and "Swing Line Loans" have the meanings set forth in Section 2.05(a).
          "Swing Line Note" means a promissory note evidencing the Swing Line Loans payable to the order of the Swing Line Lender substantially in the form of Exhibit C-2.
          "Swing Line Participation Amount" has the meaning set forth in Section 2.05(d).
          "Taxes" means any and all current or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.
           "Transactions" means (a) the execution, delivery and performance by each Loan Party of each Loan Document to which it is a party, (b) the incurrence of Extensions of Credit and (c) the use of the proceeds of the Loans.
          "Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is determined by reference to the Adjusted LIBO Rate or the Alternate Base Rate.
          "Withdrawal Liability" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.
     Section 1.02   Classification of Loans and Borrowings

          For purposes of this Agreement, Loans may be classified and referred to by class (e.g., a "Revolving Loan") or by Type (e.g., a "Eurodollar Loan") or by class and Type (e.g., a "Eurodollar Revolving Loan"). Borrowings also may be classified and referred to by class (e.g., a "Revolving Borrowing") or by Type (e.g., a "Eurodollar Borrowing") or by class and Type (e.g., a "Eurodollar Revolving Borrowing").
     Section 1.03   Terms Generally

          The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined.
     Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise, (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified, (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder", and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights. Any reference to an "applicable Lender" shall mean (a) in the case of Revolving Borrowings, Lenders having a Revolving Commitment and (b) in the case of Swing Line Borrowings, the Swing Line Lender.
     Section 1.04   Accounting Terms; GAAP

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

ARTICLE 2       THE CREDITS

     Section 2.01   Commitments

          Subject to the terms and conditions set forth herein, each Lender having a Revolving Commitment agrees to make Revolving Loans to the Borrower from time to time during the Availability Period in an aggregate principal amount up to an amount that will not result in such Lender's Revolving Exposure exceeding such Lender's Revolving Commitment. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Revolving Loans.
     Section 2.02   Loans and Borrowings

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

     Section 2.03   Requests for Borrowings

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

If no election as to the Type of Borrowing is specified, then the requested Borrowing shall be an ABR Borrowing. If no Interest Period is specified with respect to any requested Eurodollar Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. Promptly following receipt of a Credit Request in accordance with this Section, the Administrative Agent shall advise each applicable Lender of the details thereof and of the amount of such Lender's Loan to be made as part of the requested Borrowing.
Section 2.04.      Funding of Borrowings

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

     Section 2.05    Swing Line Loans

          Subject to the terms and conditions hereof, the Swing Line Lender agrees to make swing line loans (each a "Swing Line Loan" and, collectively, the "Swing Line Loans") to the Borrower from time to time on any Business Day during the period from the Effective Date to the sixth Business Day preceding the Revolving Maturity Date, provided that (i) immediately after making each Swing Line Loan, the aggregate outstanding principal balance of the Swing Line Loans will not exceed the Swing Line Commitment, and the Aggregate Revolving Exposure will not exceed the Aggregate Revolving Commitment, (ii) prior thereto or simultaneously therewith the Borrower shall have borrowed Revolving Loans, (iii) no Lender shall be in default of its obligations under this Agreement and (iv) no Credit Party shall have notified the Swing Line Lender and the Borrower in writing at least one Business Day prior to the Borrowing Date with respect to such Swing Line Loan, that the conditions set forth in
Section 5.02 have not been satisfied and such conditions remain unsatisfied as of the requested time of the making such Swing Line Loan.

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

     Section 2.06    Termination and Reduction of Commitments

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

          Each reduction of the Revolving Commitments hereunder shall be made ratably among the applicable Lenders in accordance with their respective Revolving Commitments. The Borrower shall notify the Administrative Agent of any election to terminate or reduce the Revolving Commitments under Section 2.06(b) at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Borrower pursuant to this Section 2.06 shall be irrevocable, provided that a notice of termination of the Revolving Commitments delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Revolving Commitments hereunder shall be permanent.

     Section 2.07   Repayment of Loans; Evidence of Debt

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

     Section 2.08   Prepayment of Loans

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

          In the event of any partial reduction or termination of the Revolving Commitments, then (i) at or prior to the date of such reduction or termination, the Administrative Agent shall notify the Borrower and the applicable Lenders of the sum of the Revolving Exposures after giving effect thereto and (ii) if such sum would exceed the total Revolving Commitments after giving effect to such reduction or termination, then the Borrower shall, on the date of such reduction or termination, prepay Revolving Borrowings in an amount sufficient to eliminate such excess; provided, that if on the date of such a reduction of the Aggregate Revolving Commitment, the Aggregate Revolving Exposure exceeds the aggregate Revolving Commitments of all of the Lenders after giving effect to such reduction and, if the Revolving Loans have been paid in full and the Bankers Acceptance Exposure or the Letter of Credit Exposure of all Lenders is greater than zero, the Borrower shall deposit into the Cash Collateral Account an amount in cash which would cause the balance on deposit in the Cash Collateral Account to equal the sum of the Bankers Acceptance Exposure and the Letter of Credit Exposure of all Lenders.

          The Borrower shall notify the Administrative Agent by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of prepayment or (ii) in the case of prepayment of an ABR Borrowing, not later than 11:00 a.m., New York City time, one Business Day before the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid, provided that, if a notice of prepayment is given in connection with a conditional notice of termination of the Revolving Commitments as contemplated by Section 2.06(d), then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.06(d). Promptly following receipt of any such notice relating to a Borrowing, the Administrative Agent shall advise the Lenders of the contents thereof. Each partial prepayment of any Borrowing under Sections 2.06(b) and 2.08(a) shall be in an integral multiple of $100,000 and not less than $500,000. Each prepayment of a Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Prepayments shall be accompanied by accrued interest to the extent required by Section 3.01.

     Section   2.09   Payments  Generally;  Pro  Rata  Treatment;
Sharing of Setoffs

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

     Section 2.10   Optional Increase in Commitments

          At any time, if no Default shall have occurred and be continuing, the Borrower may increase the Aggregate Revolving Commitment, either by designating a financial institution not theretofore a Lender to become a Lender (such designation to be effective only with the prior written consent of the Administrative Agent, which consent will not be unreasonably withheld or delayed), or by agreeing with an existing Lender that such Lender's Revolving Commitment shall be increased. Upon execution and delivery by the Borrower and such Lender or other financial institution of an instrument in form reasonably satisfactory to the Administrative Agent, such existing Lender shall have a Revolving Commitment as therein set forth or such other financial institution shall become a Lender with a Revolving Commitment as therein set forth and all the rights and obligations of a Lender with such a Revolving Commitment hereunder; provided:

              that  the  Borrower shall provide prompt notice  of
    such   increase  to  the  Administrative  Agent,  who   shall
    promptly notify the Lenders; and

              that immediately after such increase is made, the Aggregate Revolving Commitment shall not exceed $65,000,000.

          Upon any increase in the Aggregate Revolving Commitment pursuant to Section 2.10(a) within five Business Days, in the case of any ABR Loans then outstanding, and at the end of the then current Interest Period with respect thereto, in the case of any Eurodollar Loans then outstanding, the Borrower shall prepay such Revolving Loans in their entirety and, to the extent the Borrower elects to do so and subject to the conditions specified in Section 5.02, the Borrower shall reborrow Revolving Loans from the Lenders in proportion to their respective Revolving Commitments after giving effect to such increase, until such time as all outstanding Revolving Loans are held by the Lenders in such proportion. Effective upon such increase, the amount of the participations held by each Lender in each Letter of Credit, each Bankers Acceptance and each Swing Line Loan then outstanding shall be adjusted such that, after giving effective to such adjustments, the Lenders shall hold participations in each such Letter of Credit, Bankers Acceptance and Swing Line Loan in the proportion its respective Revolving Commitment bears to the Aggregate Revolving Commitment after giving effect to such increase.

     Section 2.11   Letters of Credit

          The Borrower may request the Issuer to issue letters of credit (the "Letters of Credit"; each, individually, a "Letter of Credit") during the period from the Effective Date to the thirtieth Business Day prior to the Revolving Maturity Date, provided that immediately after the issuance of each Letter of Credit (i) the Letter of Credit Exposure of all Lenders would not exceed the Letter of Credit Commitment, (ii) the Aggregate
Revolving Exposure would not exceed the Aggregate Revolving Commitment and (iii) the sum of the Letter of Credit Exposure of all Lenders plus the Bankers Acceptance Exposure of all Lenders would not exceed $10,000,000. To request the issuance of a Letter of Credit, the Borrower shall notify the Administrative Agent and the Issuer by the delivery of a Credit Request, which shall be sent by facsimile and shall be irrevocable (confirmed promptly, and in any event within five Business Days, by the delivery to the Administrative Agent of a Credit Request manually signed by the Borrower), at least three Business Days prior to the requested date of issuance, specifying (A) the beneficiary of such Letter of Credit, (B) the Borrower's proposal as to the conditions under which a drawing may be made under such Letter of Credit and the documentation to be required in respect thereof,
(C) the maximum amount to be available under such Letter of Credit, and (D) the requested dates of issuance and expiration. Such Credit Request shall be accompanied by a duly completed application for such Letter of Credit on such forms as may be made available from time to time by the Issuer and such other certificates, documents (including a reimbursement agreement) and other information as may be required by the Issuer in accordance with its customary procedures (collectively, the "Letter of Credit Documentation"). Upon receipt of such Credit Request from the Borrower, the Administrative Agent shall promptly notify each Lender thereof. Subject to the satisfaction of the terms and conditions of this Agreement, the Issuer shall issue each requested Letter of Credit. In the event of any conflict between the provisions of this Agreement and any Letter of Credit Documentation, the provisions of this Agreement shall control. Each of the Credit Parties hereby acknowledges and agrees that the Existing Letters of Credit are Letters of Credit hereunder and the Lenders hereby assume and are jointly and severally obligated with respect to all Reimbursement Obligations related thereto. The letters of credit issued and outstanding under the Original Credit Agreement on the Effective Date (the "Existing Letters of Credit") and listed on Schedule 2.10 shall be deemed to be "Letters of Credit" for all purposes of this Agreement and the other Loan Documents.

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

          If and to the extent any Lender shall not make such Lender's Revolving Percentage of any Reimbursement Obligations available to the Issuer when due in accordance with Section 2.11(e), such Lender shall pay interest to the Issuer on such unpaid amount for each day from the date such payment is due until the date such amount is paid in full to the Issuer at the Federal Funds Rate until (and including) the third Business Day after the date due and thereafter at the Alternate Base Rate. The obligations of the Lenders under this Section 2.11(f) are several and not joint or joint and several, and the failure of any Lender to make available to the Issuer its Revolving
Percentage of any Reimbursement Obligations when due in accordance with Section 2.11(e) shall not relieve any other
Lender of its obligation hereunder to make its Revolving Percentage of such Reimbursement Obligations so available when so due, but no Lender shall be responsible for the failure of any other Lender to make such other Lender's Revolving Percentage of such Reimbursement Obligations so available when so due.

          Whenever the Issuer receives a payment of a Reimbursement Obligation from or on behalf of the Borrower as to which the Issuer has received any payment from a Lender pursuant to Section 2.11(e), the Issuer shall promptly pay to such Lender an amount equal to such Lender's Revolving Percentage of such payment from or on behalf of the Borrower. If any payment by or on behalf of the Borrower and received by the Issuer with respect to any Letter of Credit is rescinded or must otherwise be returned by the Issuer for any reason and the Issuer has paid to any Lender any portion thereof, each such Lender shall forthwith pay over to the Issuer an amount equal to such Lender's Revolving Percentage of the amount which must be so returned by the Issuer.

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

          The obligation of the Borrower to reimburse the Issuer pursuant to this Section 2.11, and the obligation of each Lender to make available to the Issuer the amounts set forth in this
Section 2.11 shall be absolute, unconditional and irrevocable under any and all circumstances, shall be made without reduction for any set-off, counterclaim or other deduction of any nature whatsoever, may not be terminated, suspended or delayed for any reason whatsoever, shall not be subject to any qualification or exception and shall be made in accordance with the terms and conditions of this Agreement under all circumstances, including any of the following circumstances: (1) any lack of validity or enforceability of this Agreement or any of the other Loan Documents, (2) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against a beneficiary named in a Letter of Credit, any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), the Issuer, any Lender or any other Person, whether in connection with this Agreement, any other Loan Document, any Letter of Credit, the transactions contemplated in the Loan Documents or any unrelated transactions (including any underlying transaction between the Borrower and the beneficiary named in any such Letter of Credit), (3) any draft, certificate or any other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect, (4) the surrender or impairment of any collateral for the performance or observance of any of the terms of any of the Loan Documents,
(5) the occurrence of any Default or Event of Default or (6) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's or such Lender's obligations hereunder. The Issuer shall not have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuer. The parties hereto expressly agree that, in the absence of gross negligence or willful misconduct on the part of the Issuer (as finally determined by a court of competent jurisdiction), the Issuer shall be deemed to have exercised care in each such determination. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuer may, in its sole discretion, either accept and make payment upon such documents without responsibility for further investigation, regardless of any notice or information to the contrary, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.

     Section 2.12    Bankers Acceptances

          The Borrower may request the BA Issuer to create Bankers Acceptances during the period from the Effective Date to the thirtieth Business Day prior to the Revolving Maturity Date, provided that immediately after the creation of each Bankers Acceptance (i) the Bankers Acceptance Exposure of all Lenders would not exceed the Bankers Acceptance Commitment, (ii) the Aggregate Revolving Exposure would not exceed the Aggregate Revolving Commitment and (iii) the sum of the Letter of Credit Exposure of all Lenders plus the Bankers Acceptance Exposure of all Lenders would not exceed $10,000,000. To request the creation of a Bankers Acceptance, the Borrower shall notify the Administrative Agent and the BA Issuer by the delivery of a Credit Request, which shall be sent by facsimile and shall be irrevocable (confirmed promptly, and in any event within five Business Days, by the delivery to the Administrative Agent of a Credit Request manually signed by the Borrower), at least three Business Days prior to the requested date of creation, specifying such information in connection with the creation of such Bankers Acceptance as the BA Issuer may request from time to time. Such Credit Request shall be accompanied by a duly completed application for such Bankers Acceptance on such forms as may be made available from time to time by the BA Issuer and such other certificates, documents and other information as may be required by the BA Issuer in accordance with its customary procedures (collectively, the "Bankers Acceptance Documentation"). Upon receipt of such Credit Request from the Borrower, the Administrative Agent shall promptly notify each Lender thereof. Subject to the satisfaction of the terms and conditions of this Agreement, the BA Issuer shall issue each requested Bankers Acceptance. In the event of any conflict between the provisions of this Agreement and any Bankers Acceptance Documentation, the provisions of this Agreement shall control. Each of the Credit Parties hereby acknowledges and agrees that the Existing Bankers Acceptances are Bankers Acceptances hereunder and the Lenders hereby assume and are jointly and severally obligated with respect to all BA Obligations related thereto. The bankers acceptances created and outstanding under the Original Credit Agreement on the Effective Date (the "Existing Bankers Acceptances") and listed on Schedule 2.12 shall be deemed to be "Bankers Acceptances" for all purposes of this Agreement and the other Loan Documents.

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

          If and to the extent any Lender shall not make such Lender's Revolving Percentage of any BA Obligations available to the BA Issuer when due in accordance with Section 2.12(e), such Lender agrees to pay interest to the BA Issuer on such unpaid amount for each day from the date such payment is due until the date such amount is paid in full to the BA Issuer at the Federal Funds Rate until (and including) the third Business Day after the date due and thereafter at the Alternate Base Rate. The obligations of the Lenders under this Section 2.12(f) are several and not joint or joint and several, and the failure of any Lender to make available to the BA Issuer its Revolving Percentage of any BA Obligations when due in accordance with Section 2.12(e) shall not relieve any other Lender of its obligation hereunder to make its Revolving Percentage of such BA Obligations so available when so due, but no Lender shall be responsible for the failure of any other Lender to make such other Lender's Revolving Percentage of such BA Obligations so available when so due.

          Whenever the BA Issuer receives a payment of a BA Obligation from or on behalf of the Borrower as to which the BA Issuer has received any payment from a Lender pursuant to Section 2.12(e), the BA Issuer shall promptly pay to such Lender an amount equal to such Lender's Revolving Percentage of such payment from or on behalf of the Borrower. If any payment by or on behalf of the Borrower and received by the BA Issuer with respect to any Bankers Acceptance is rescinded or must otherwise be returned by the BA Issuer for any reason and the BA Issuer has paid to any Lender any portion thereof, each such Lender shall forthwith pay over to the BA Issuer an amount equal to such Lender's Revolving Percentage of the amount which must be so returned by the BA Issuer.

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

          The obligation of the Borrower to reimburse the BA Issuer pursuant to this Section 2.12, and the obligation of each Lender to make available to the BA Issuer the amounts set forth in this Section 2.12 shall be absolute, unconditional and irrevocable under any and all circumstances, shall be made without reduction for any set-off, counterclaim or other deduction of any nature whatsoever, may not be terminated, suspended or delayed for any reason whatsoever, shall not be subject to any qualification or exception and shall be made in accordance with the terms and conditions of this Agreement under all circumstances, including any of the following circumstances:
(1) any lack of validity or enforceability of this Agreement or any of the other Loan Documents, (2) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against a beneficiary named in a Bankers Acceptance, any transferee of any Bankers Acceptance (or any Person for whom any such transferee may be acting), the BA Issuer, any Lender or any other Person, whether in connection with this Agreement, any other Loan Document, any Bankers Acceptance, the transactions contemplated in the Loan Documents or any unrelated transactions (including any underlying transaction between the Borrower and the beneficiary named in any such Bankers Acceptance), (3) any draft, certificate or any other document issued or delivered in connection with any Bankers Acceptance proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect, (4) the surrender or impairment of any collateral for the performance or observance of any of the terms of any of the Loan Documents,
(5) the occurrence of any Default or Event of Default or (6) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's or such Lender's obligations hereunder. The BA Issuer shall not have any liability or responsibility by reason of or in connection with the creation or transfer of any Bankers Acceptance or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Bankers Acceptance, any error in interpretation of technical terms or any consequence arising from causes beyond the control of the BA Issuer. The parties hereto expressly agree that, in the absence of gross negligence or willful misconduct on the part of the Issuer (as finally determined by a court of competent jurisdiction), the BA Issuer shall be deemed to have exercised care in each such determination.

     Section 2.13  Cash Collateral Account

        At, or at any time before, the time the Borrower shall be required to make a deposit into the Cash Collateral Account, the Administrative Agent shall establish and maintain at its offices at One Wall Street, New York, New York in the name of the Borrower but under the sole dominion and control of the Administrative Agent, a cash collateral account (the "Cash Collateral Account"). The Borrower may from time to time make one or more deposits into the Cash Collateral Account and shall from time to time make such deposits as are required by this Agreement. The Borrower hereby pledges to the Administrative Agent for the benefit of the Credit Parties, a Lien on and security interest in the Cash Collateral Account and all sums at any time and from time to time on deposit therein (the Cash Collateral Account, together with all sums on deposit therein, being sometimes hereinafter collectively referred to as the "Cash Collateral"), as collateral security for the prompt payment in full when due, whether at stated maturity, by acceleration or otherwise, of the Obligations. The Borrower shall, at any time and from time to time at its expense, promptly execute and deliver to the Administrative Agent any further instruments and documents, and take any further actions, that may be necessary or that the Administrative Agent may reasonably request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Administrative Agent to exercise and enforce its rights and remedies hereunder with respect to any Cash Collateral. The
Borrower shall not (i) sell or otherwise dispose of any of the Cash Collateral, or (ii) create or permit to exist any Lien upon any of the Cash Collateral. The Borrower hereby authorizes the Administrative Agent, promptly after each drawing under any Letter of Credit or Bankers Acceptance shall become due and payable, to apply any and all cash on deposit in the Cash Collateral Account towards the reimbursement of the Issuer or the BA Issuer, as the case may be, for all sums paid in respect of such drawing, and all other Obligations which shall then be due and owing.
     Section 2.14 Loans, Letters of Credit and Bankers Acceptances under the Original Credit Agreement

            On the Effective Date, the Lenders shall make such sales and purchases of loans outstanding under the Original Credit Agreement and participations in Existing Letters of Credit and Existing Bankers Acceptances in proportion to their respective Revolving Commitments so that after giving effect to such sales and purchases, the Lenders shall hold Revolving Loans, participations in each Letter of Credit and Bankers Acceptance in the proportion its respective Revolving Commitment bears to the aggregate Revolving Commitments on the Effective Date.

ARTICLE 3  INTEREST, FEES, YIELD PROTECTION, ETC.

     Section 3.01  Interest

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

     Section 3.02  Interest Elections

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

     Section 3.03  Fees

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

     Section 3.04  Alternate Rate of Interest

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

then the Administrative Agent shall give notice thereof to the Borrower and the applicable Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Administrative Agent notifies the Borrower and the applicable Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Borrowing to, or continuation of any Borrowing as, a Eurodollar Borrowing shall be ineffective, and (ii) if any Credit Request requests a Eurodollar Borrowing, such Borrowing shall be made as an ABR Borrowing.
     Section 3.05  Increased Costs; Illegality

          If any Change in Law shall:

               (i)impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Credit Party (except any such reserve requirement reflected in the Adjusted LIBO Rate); or
               (ii)impose on any Credit Party or the London in terbank market any other condition affecting this Agreement, any Eurodollar Loans made by such Credit Party or any participation therein;
and the result of any of the foregoing shall be to increase the cost (other than Excluded Taxes) to such Credit Party of making or maintaining any Eurodollar Loan hereunder or to increase the cost (other than Excluded Taxes) to such Credit Party or to reduce the amount of any sum received or receivable by such Credit Party hereunder (whether of principal, interest or otherwise), then the Borrower will pay to such Credit Party such additional amount or amounts as will compensate such Credit Party for such additional costs incurred or reduction suffered.
Failure to demand compensation pursuant to this Section shall not constitute a waiver of such Credit Party's right to demand such compensation.
          If any Credit Party determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Credit Party's capital or on the capital of such Credit Party's holding company, if any, as a consequence of this Agreement or the Extensions of Credit made by such Credit Party to a level below that which such Credit Party or such Credit Party's holding company could have achieved but for such Change in Law (taking into consideration such Credit Party's policies and the policies of such Credit Party's holding company with respect to capital adequacy), then from time to time the Borrower will pay to such Credit Party such additional amount or amounts as will compensate such Credit Party or such Credit Party's holding company for any such reduction suffered.

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

In the event any Lender shall exercise its rights under clauses
(i) or (ii) of this Section 3.05(d), all payments and prepayments of principal that would otherwise have been applied to repay the Eurodollar Loans that would have been made by such Lender or the converted Eurodollar Loans of such Lender shall instead be applied to repay the ABR Loans made by such Lender in lieu of, or resulting from the conversion of, such Eurodollar Loans, as applicable. For purposes of this Section 3.05(d), a notice to the Borrower by any Lender shall be effective as to each Eurodollar Loan made by such Lender, if lawful, on the last day of the Interest Period currently applicable to such Eurodollar Loan; in all other cases such notice shall be effective on the date of receipt by the Borrower.
     Section 3.06   Break Funding Payments

          In the event of (a) the payment or prepayment (voluntary or otherwise) of any principal of any Eurodollar Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Eurodollar Loan other than on the last day of the Interest Period applicable thereto or (c) the failure to borrow, convert, continue or prepay any Eurodollar Loan on the date specified in any Credit Request or other notice delivered pursuant Section 2.06, 2.08 or 3.02 (regardless of whether such notice may be revoked under Section 2.08(e) and is revoked in accordance therewith), then, in any such event, the Borrower shall compensate each Lender for the loss, cost and expense attributable to such event. If such Credit Request or other notice relates to a Eurodollar Loan (in all cases other than a revocation permitted under Section 2.08(e)), such loss, cost or expense to any Lender shall be deemed to include an amount reasonably determined by such Lender to be the excess, if any, of
(i) the amount of interest that would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest that would accrue on such principal amount for such period at the interest rate that such Lender would in good faith bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the eurodollar market. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section 3.06 shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender the amount shown as due on any such certificate within 15 days after receipt thereof.
     Section 3.07  Taxes

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

     Section 3.08  Mitigation Obligations

            If    any   Lender   requests   compensation    under
Section 3.05, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 3.07, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans (or any participation therein) hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Sections 3.05 or 3.07, as applicable, in the future and (ii) would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.
     Section 3.09   Substitution of Lenders

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

ARTICLE 4   REPRESENTATIONS AND WARRANTIES

          The Borrower represents and warrants to the Credit
     Parties that:
     Section 4.01  Organization; Powers

          Each of the Borrower and each Subsidiary is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required.
     Section 4.02  Authorization; Enforceability

          The Transactions are within the corporate, partnership or other analogous powers of each of the Borrower and each Subsidiary to the extent it is a party thereto and have been duly authorized by all necessary corporate, partnership or other analogous and, if required, equityholder action. Each Loan Document has been duly executed and delivered by each of the Borrower and each Subsidiary to the extent it is a party thereto and constitutes a legal, valid and binding obligation thereof, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally.
     Section 4.03   Governmental Approvals; No Conflicts

          The Transactions (a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except such as have been obtained or made and are in full force and effect, (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of the Subsidiaries or any order of any Governmental Authority, (c) will not violate or result in a default under any indenture, agreement or other instrument binding upon the Borrower or any of the Subsidiaries or its assets, or give rise to a right thereunder to require any payment to be made by the Borrower or any of the Subsidiaries, and (d) will not result in the creation or imposition of any Lien on any asset of the Borrower or any of the Subsidiaries (other than Liens permitted by Section 7.02).
     Section  4.04    Financial Condition;  No  Material  Adverse
Change

          The  Borrower  has heretofore furnished to  the  Credit
Parties: (i) the Consolidated balance sheet and statements of income, stockholders' equity and cash flows of the Borrower as of and for the fiscal year ended December 31, 2003, reported on by Ernst & Young LLP, independent public accountants and (ii) the Consolidated balance sheet and statement of income, stockholders' equity and cash flows of the Borrower as of and for the fiscal quarter ended March 31, 2004, prepared by the Borrower. The financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows of the Persons referred to therein as of such dates and for the indicated periods in accordance with GAAP (subject, with respect to the interim financial statements, to footnotes and normal year-end audit adjustments).

          Since the dates of the financial statements referred to in clause (ii) of Section 4.04(a), there has been no material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and the Subsidiaries taken as a whole.

     Section 4.05   Properties

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

     Section 4.06   Litigation and Environmental Matters

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

     Section 4.07   Compliance with Laws and Agreements

          Each of the Borrower and each Subsidiary is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. No Default has occurred and is continuing.
     Section 4.08   Investment and Holding Company Status

          Neither the Borrower nor any of the Subsidiaries are
     (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.
     Section 4.09   Taxes

          Each of the Borrower and each Subsidiary has timely filed (or validly extended) or caused to be filed (or validly extended) all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect.
     Section 4.10   ERISA

          Neither the Borrower nor any ERISA Affiliate of the Borrower has any direct or contingent obligation or liability under or in respect of any person or other employee benefit plan which is subject to the provisions of Title IV of ERISA which has, or would in the foreseeable future have, in the judgment of the responsible officers of the Borrower, a Material Adverse Effect.
     Section 4.11   Disclosure

          The Borrower has disclosed to the Credit Parties all agreements, instruments and corporate or other restrictions to which it or any of the Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. No representation or warranty contained in any Loan Document and no certificate or report from time to time furnished by the Borrower or any of its Subsidiaries in connection with the transactions contemplated thereby, contains or will contain a misstatement of material fact, or, to the best knowledge of the Borrower, omits or will omit to state a material fact required to be stated in order to make the statements therein contained not misleading in the light of the circumstances under which made, provided that any projections or pro-forma financial information contained therein are based upon good faith estimates and assumptions believed by the Borrower to be reasonable at the time made, it being recognized by the Lender that such projections as to future events are not to be viewed as facts, and that actual results during the period or periods covered thereby may differ from the projected results.
     Section 4.12   Subsidiaries

          Schedule 4.12 sets forth the name of, and the ownership interest of the Borrower in, each Subsidiary, in each case as of the Effective Date.
     Section 4.13   Insurance

          Schedule 4.13 sets forth a description of all insurance maintained by or on behalf of the Borrower and the Subsidiaries as of the Effective Date. As of the Effective
     Date, all premiums in respect of such insurance that are due and payable have been paid.
     Section 4.14   Labor Matters

          As of the Effective Date, there are no strikes, lockouts or slowdowns against the Borrower or any Subsidiary pending or, to the knowledge of the Borrower, threatened. The hours worked by and payments made to employees of the Borrower and the Subsidiaries have not been in violation of the Fair Labor Standards Act or any other applicable Federal, state, local or foreign law dealing with such matters, except where any such violations, individually and in the aggregate, would not be reasonably likely to result in a Material Adverse Effect. All material payments due from the Borrower or any Subsidiary, or for which any claim may be made against the Borrower or any Subsidiary, on account of wages and employee health and welfare insurance and other benefits, have been paid or accrued as a liability on the books of the Borrower or such Subsidiary. The consummation of the Transactions will not give rise to any right of termination or right of renegotiation on the part of any union under any collective bargaining agreement to which the Borrower or any Subsidiary is bound.
     Section 4.15    Solvency

          Immediately after the consummation of each Transaction,
     (a) the fair value of the assets of the Borrower and the Guarantors taken as a whole, at a fair valuation, will exceed their debts and liabilities, subordinated, contingent or otherwise; (b) the present fair saleable value of the property of the Borrower and the Guarantors, taken as a whole, will be greater than the amount that will be required to pay the probable liability of their debts and other liabilities, subordinated, contingent or otherwise, as such debts and other liabilities become absolute and matured; (c) each of the Borrower and each Guarantor will be able to pay its debts and liabilities, subordinated, contingent or otherwise, as such debts and liabilities become absolute and matured; and (d) each of the Borrower and each Guarantor will not have unreasonably small capital with which to conduct the business in which it is engaged as such business is now conducted and is proposed to be conducted following such date.
     Section 4.16   Federal Reserve Regulations

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

     Section 4.17   Security Documents

          The Security Agreement continues to create in favor of the Administrative Agent, for the ratable benefit of the Secured Parties, a legal, valid and enforceable security interest in the Collateral (as defined in the Security Agreement) and the Security Agreement (together with all financing statements and other appropriate filings or recordations made in connection with the execution and delivery of the Security Agreement) constitutes a fully perfected Lien on, and security interest in, all right, title and interest of the grantors thereunder in such Collateral, in each case prior and superior in right to any other Person, other than with respect to Liens expressly permitted by
Section 7.02.

ARTICLE 5   CONDITIONS

     Section 5.01  Effective Date

            This Agreement  shall not become effective until  the
                      date   on   which  each  of  the  following
                      conditions  is  satisfied  (or  waived   in
                      accordance with Section 10.02):
          The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this
Agreement) that such party has signed a counterpart of this Agreement.

          The   Administrative  Agent  shall  have   received   a
Revolving Note for each Lender, and the Swing Line Note for the Swing Line Lender, each signed on behalf of the Borrower.

          The   Administrative  Agent  shall  have   received   a
counterpart of the Guarantee Reaffirmation signed on behalf of each Guarantor.

          The    Administrative   Agent   shall   have   received
counterparts of the Security Agreement Reaffirmation signed on behalf of the Borrower and each Guarantor party thereto, together with the following:

              any   stock   certificates  or  other   instruments
    representing the Pledged Equity owned by or on behalf of  any
    Loan   Party   as  of  the  Effective  Date  (not  previously
    delivered to the Administrative Agent);

              any   promissory   notes  and   other   instruments
    evidencing the Pledged Debt owed or owing to any Loan Party as of the Effective Date (not previously delivered to the Administrative Agent);

              stock  powers and instruments of transfer, endorsed
    in   blank,   with   respect  to  such  stock   certificates,
    promissory notes and other instruments;

              all instruments and other documents, including Uniform Commercial Code financing statements, required by law or reasonably requested by the Administrative Agent to be filed, registered or recorded to create or perfect (or continue the perfection of) the Liens intended to be created under the Security Agreement; and

              a   completed  Perfection  Certificate,  dated  the
    Effective  Date and signed by a Vice President or a Financial
    Officer of the Borrower, together with all attachments contemplated thereby.

          The Administrative Agent shall have received a favorable written opinion (addressed to the Credit Parties and dated the Effective Date) from Rivkin Radler LLP, on behalf of the Loan Parties, substantially in the form of Exhibit B and covering such other matters relating to the Loan Parties, the Loan Documents or the Transactions as the Required Lenders shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

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

          The Lenders shall be reasonably satisfied that no material adverse change or material adverse condition in the business, assets, operations, properties, condition (financial or otherwise), liabilities (including contingent liabilities), prospects or material agreements of the Borrower and the Subsidiaries has occurred since December 31, 2003.

          The Administrative Agent shall have received a certificate, dated the Effective Date and signed by a Financial Officer of the Borrower, setting forth reasonably detailed calculations demonstrating compliance with Section 7.12 on a pro forma basis as of the Effective Date, immediately after giving effect to the Transactions.

          The Administrative Agent shall have received an updated title report on the Designated Real Property as of a date not more than 60 days prior to the Effective Date prepared by Advantage Title Agency, Inc., Huntington, New York.

The Administrative Agent shall notify the Borrower and the Credit Parties of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the obligations of the Lenders to make Extensions of Credit hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 10.02) at or prior to 3:00 p.m., New York City time, on August 15, 2004 (and, in the event such conditions are not so satisfied or waived, the Revolving Commitments shall terminate at such time).
     Section 5.02   Each Extension of Credit

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

          At the time of and immediately after giving effect to such Extension of Credit, no Default shall have occurred and be continuing.

          The Administrative Agent shall have received such other documentation and assurances as shall be reasonably required by it in connection with such Extension of Credit.

Each Extension of Credit shall be deemed to constitute a representation and warranty by the Borrower on the date thereof as to the matters specified in paragraphs (a) and (b) of this
Section 5.02.

ARTICLE 6   AFFIRMATIVE COVENANTS

          Until the Revolving Commitments have expired or been terminated and the principal of and interest on each Extension of Credit, all Reimbursement Obligations, all BA Obligations and all fees and other amounts (other than contingent indemnity obligations) payable under the Loan Documents shall have been paid in full, the Borrower covenants and agrees with the Lenders that:
     Section 6.01  Financial Statements and Other Information

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

          concurrently with any delivery of financial statements under clauses (a) or (b) of this Section 6.01, a certificate of a Financial Officer of the Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth (A) reasonably detailed calculations demonstrating compliance with Sections 7.12, 7.13 and 7.14 and (B) any change in the Guarantors as of the date of such certificate and (iii) stating whether any change in GAAP or in the application thereof has occurred since the date of the financial statements referred to in Section 4.04(a) and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate;

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

     Section 6.02   Notices of Material Events

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

Each notice delivered under this Section 6.02 shall be accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.
     Section 6.03  Existence; Conduct of Business

          The Borrower will, and will cause each of the Subsidiaries to, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges and franchises material to the conduct of its business, provided that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under Section 7.03.
     Section 6.04   Payment of Obligations

          The Borrower will, and will cause each of the Subsidiaries to, pay its obligations, including Tax liabilities, that, if not paid, could result in a Material Adverse Effect before the same shall become delinquent or in default, except where (a) the validity or amount thereof is being contested in good faith by appropriate proceedings,
     (b) the Borrower or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest could not reasonably be expected to result in a Material Adverse Effect.
     Section 6.05   Maintenance of Properties

            The Borrower will, and will cause each of the Subsidiaries to, keep and maintain all property material to the conduct of its business in good working order and condition, ordinary wear and tear excepted.
     Section 6.06   Books and Records; Inspection Rights

          The Borrower will, and will cause each of the Subsidiaries to, keep, in all material respects, proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities. The Borrower will, and will cause each of the Subsidiaries to, permit any representatives designated by the Administrative Agent or any Lender, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all at such reasonable times during normal business hours and as often as reasonably requested. Each Credit Party and its agents may enter upon any of the Borrower's or any Subsidiary's premises (prior to the occurrence of an Event of Default, upon reasonable notice) at any time during business hours and at any other reasonable time, and, from time to time, for the purpose of inspecting the Collateral and any and all records pertaining thereto and the operation of the Borrower's or such Subsidiary's business.
     Section 6.07   Compliance with Laws

          The Borrower will, and will cause each of the Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority applicable to it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.
     Section 6.08   Use of Proceeds

          The proceeds of the Loans will be used only to finance Capital Expenditures and Acquisitions and for working capital and general corporate purposes not inconsistent with the terms hereof. No part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase, acquire or carry any Margin Stock or for any purpose that entails a violation of any of the regulations of the Board, including Regulations T, U and X.
     Section 6.09   Notice of Certain Changes

            The Borrower will furnish to the Administrative Agent prompt written notice of any change in (i) the legal name of any Loan Party or in any trade name used to identify it in the conduct of its business or in the ownership of its properties, (ii) the jurisdiction of organization or the location of the chief executive office of any Loan Party, its principal place of business, any office in which it maintains its books or records, (iii) the identity or organizational structure of any Loan Party or (iv) the organizational identification number or the Federal Taxpayer Identification Number of any Loan Party.
     Section 6.10   Insurance

          The Borrower will, and will cause each of the Subsidiaries to, maintain, with financially sound and reputable insurance companies, (i) adequate insurance for its insurable properties, all to such extent and against such risks, including fire, casualty, business interruption and other risks insured against by extended coverage, as is customary with companies in the same or similar businesses operating in the same or similar locations and (ii) such other insurance as is required pursuant to the terms of any Security Document.
     Section 6.11   Additional Subsidiaries

          If any Subsidiary organized under the laws of the United States of America or any state thereof is formed or acquired after the Effective Date, the Borrower will notify the Administrative Agent and the Lenders in writing thereof within five Business Days after the date on which such Subsidiary is formed or acquired and (i) the Borrower will cause such Subsidiary to (A) execute and deliver the Guarantee Agreement (or otherwise become a party thereto in the manner provided therein) and (B) become a party to each applicable Security Document in the manner provided therein, in each case within five Business Days after the date on which such Subsidiary is formed or acquired, and (ii) promptly take such actions to create and perfect Liens on such Subsidiary's assets to secure the Obligations as the Administrative Agent or the Required Lenders shall reasonably request and (b) if any equity securities issued by any such Subsidiary are owned or held by or on behalf of the Borrower or any Subsidiary or any loans, advances or other debt is owed or owing by any such Subsidiary to the Borrower or any Subsidiary, the Borrower will cause such equity securities and promissory notes and other instruments evidencing such loans, advances and other debt to be pledged pursuant to the Security Agreement within five Business Days after the date on which such Subsidiary is formed or acquired.
     Section 6.12   Information Regarding Collateral

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

     Section 6.13  Casualty and Condemnation

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

          If any Net Proceeds retained by or paid over to the Administrative Agent as provided in Section 6.13(b) continue to be held by the Administrative Agent on the date that is 365 days after the receipt of such Net Proceeds, then such Net Proceeds shall be applied to prepay Borrowings as provided in
Section 2.08.

     Section 6.14  Further Assurances

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

          If any material assets are acquired by the Borrower or any Subsidiary after the Effective Date (other than assets constituting Collateral under the Security Agreement that become subject to the Lien of the Security Agreement upon acquisition thereof), the Borrower will notify the Administrative Agent and the Lenders thereof, and, if requested by the Administrative Agent or the Required Lenders, the Borrower will cause such assets to be subjected to a Lien securing the Obligations and will take, and cause the Subsidiaries to take, such actions as shall be necessary or reasonably requested by the Administrative Agent to grant and perfect such Liens, including actions described in Section 6.14(a), all at the expense of the Borrower.

          The Administrative Agent, promptly at the direction of the Required Lenders by notice to the Administrative Agent, shall file the Security Agreement (or any other instrument or agreement of assignment that the Administrative Agent may reasonably request) in the United States Patent and Trademark Office and the United States Copyright Office.


ARTICLE 7   NEGATIVE COVENANTS

          Until the Revolving Commitments have expired or been terminated and the principal of and interest on each Extension of Credit, all Reimbursement Obligations, all BA Obligations and all fees and other amounts (other than contingent liability obligations) payable under the Loan Documents shall have been paid in full, the Borrower covenants and agrees with the Lenders that:
     Section 7.01  Indebtedness

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

              Indebtedness incurred to finance the acquisition, construction or improvement of any fixed or capital assets, including Capital Lease Obligations and any Indebtedness assumed in connection with the acquisition of any such assets or secured by a Lien on any such assets prior to the acquisition thereof, and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof, provided that (A) such Indebtedness is incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement and (B) the aggregate principal amount of Indebtedness permitted by this clause (iii) shall not exceed $5,000,000 at any time outstanding;

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

              Indebtedness   of  a  Subsidiary   to   any   other
    Subsidiary and of any Subsidiary to the Borrower; and

              other   unsecured  Indebtedness  in  an   aggregate
    principal  amount  not  exceeding  $2,000,000  at  any   time
    outstanding.

          The Borrower will not, and it will not permit any Subsidiary to, (i) (A) issue any preferred equity securities that constitute Redeemable Securities, (B) issue any Capital Stock which is convertible into Redeemable Securities, (C) grant any options, warrants or other rights to purchase or otherwise acquire Redeemable Securities or (D) enter into any put or other contractual arrangement which shall provide to any holder of Capital Stock rights substantially similar to any of the foregoing, or (ii) be or become liable in respect of any obligation (contingent or otherwise) to purchase, redeem, retire, acquire or make any other payment in respect of any shares of equity securities of the Borrower or any Subsidiary or any option, warrant or other right to acquire any such shares of equity securities, except as permitted by Section 7.08.

     Section 7.02  Liens

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

          possessory Liens in favor of lessees or sublessees of property leased or subleased by the Borrower or any Subsidiary to such Person in the ordinary course of business of the Borrower or such Subsidiary, provided that such Liens attach only to such property and

          Liens created under the Security Documents.

     Section 7.03  Fundamental Changes

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

     Section 7.04   Investments, Loans, Advances, Guarantees  and
Acquisitions

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

                investments   made  by  the   Borrower   or   any
     Subsidiary in any new Subsidiary of the Borrower or any Subsidiary (including, without limitation, a new Subsidiary acquired in connection with a Permitted Acquisition); provided, that after giving effect to such investment the aggregate stockholders' equity of all direct or indirect non-wholly-owned Subsidiaries of the Borrower is not greater than 10% of the Consolidated stockholders' equity of the Borrower determined in accordance with GAAP on a basis consistent with the financial statements delivered pursuant to Section 6.01(a);

                other investments in an aggregate amount not to exceed $500,000.

     Section 7.05  Asset Sales

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

                sales, transfers, leases and other dispositions made by any Subsidiary to any other Subsidiary; and

                sales, transfers, leases and other dispositions made by the Borrower to any Subsidiary.

     Section 7.06  Sale and Lease-Back Transactions

          The Borrower will not, and will not permit any of the Subsidiaries to, enter into any arrangement, directly or indirectly, with any Person whereby it shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property being sold or transferred.
     Section 7.07  Hedging Agreements

          The Borrower will not, and will not permit any of the Subsidiaries to, enter into any Hedging Agreement, other than Hedging Agreements entered into in the ordinary course of business to hedge or mitigate risks to which the Borrower or any Subsidiary is exposed in the conduct of its business or the management of its liabilities.
     Section 7.08   Restricted Payments

                 The Borrower will not, and will not permit any of the Subsidiaries to, declare or make, or agree to pay for or make, directly or indirectly, any Restricted Payment, except that (a) the Borrower may (i) declare and pay dividends with respect to its equity securities payable (1) in additional shares of its equity securities or (2) in cash and (ii) repurchase shares of its common stock in open market transactions; provided that, (x) after giving effect to any such payment of dividends or repurchase of common stock, the Fixed Charge Coverage Ratio, calculated on a pro forma basis as if such dividends or stock repurchases had been made on the last day of the most recently ended fiscal quarter of the Borrower, shall not be less than the amount set forth in Section 7.13 with respect to such fiscal quarter and (y) before and after giving effect to such dividends or repurchase no Default shall exist or result therefrom and (b) any Subsidiary may declare and pay dividends to the Borrower or any other Subsidiary.
     Section 7.09  Transactions with Affiliates

          The Borrower will not, and will not permit any of the Subsidiaries to, sell, transfer, lease or otherwise dispose (including pursuant to a merger) any property or assets to, or purchase, lease or otherwise acquire (including pursuant to a merger) any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except at prices and on terms and conditions not less favorable to the Borrower or such Subsidiary than could be obtained on an arms-length basis from unrelated third parties, provided that this Section shall not apply to any transaction that is permitted under Sections 7.01, 7.03, 7.04, 7.05 or 7.08 between or among the Loan Parties and not involving any other Affiliate.
     Section 7.10  Restrictive Agreements

          The Borrower will not, and will not permit any of the Subsidiaries to, directly or indirectly, enter into, incur or permit to exist any agreement or other arrangement that prohibits, restricts or imposes any condition upon (a) the ability of the Borrower or any Subsidiary to create, incur or permit to exist any Lien upon any of its property or assets or (b) the ability of any Subsidiary to pay dividends or other distributions with respect to any shares of its equity securities or to make or repay loans or advances to the Borrower or any other Subsidiary or to Guarantee Indebtedness of the Borrower or any other Subsidiary, provided that (i) the foregoing shall not apply to restrictions and conditions imposed by law or by this Agreement, (ii) the foregoing shall not apply to restrictions and conditions existing on the Effective Date identified on Schedule 7.10 (but shall apply to any extension or renewal of, or any amendment or modification expanding the scope of, any such restriction or condition),
     (iii) the foregoing shall not apply to customary restrictions and conditions contained in agreements relating to the sale of a Subsidiary pending such sale, provided that such restrictions and conditions apply only to the Subsidiary that is to be sold and such sale is permitted hereunder, (iv) clause (a) of this Section 7.10 shall not apply to restrictions or conditions imposed by any agreement relating to secured Indebtedness permitted by this Agreement if such restrictions or conditions apply only to the property or assets securing such Indebtedness and (v) clause
     (a) of this Section 7.10 shall not apply to customary provisions in leases restricting the assignment thereof.
     Section 7.11  Amendment of Material Documents

          The Borrower will not, and will not permit any Subsidiary to, amend, modify or waive any of its rights under its certificate of incorporation, by-laws or other organizational documents, other than immaterial amendments, modifications or waivers that would not reasonably be expected to adversely affect the Credit Parties.
     Section 7.12  Leverage Ratio

          The Borrower will not permit the Leverage Ratio at any time to be greater than 3.00 to 1.00.
     Section 7.13  Fixed Charge Coverage Ratio

            The   Borrower  will  not  permit  the  Fixed  Charge
     Coverage Ratio as of the end of any fiscal quarter to be less than 1.20 to 1.00.
     Section 7.14  Net Worth

            The Borrower will not permit Consolidated Net Worth at any time to be less than the sum of (i) 85% of Consolidated Net Worth as set forth on the financial statements referred to in clause (ii) of Section 4.04(a),
     (ii) 50% of the Borrower's Consolidated net income (if positive) for each fiscal quarter commencing April 1, 2004 to such date of determination and (iii) 75% of any increase to Consolidated Net Worth resulting from any equity issuance by the Borrower or any of its Subsidiaries.
     Section 7.15  Prepayments of Indebtedness

          The Borrower will not, and shall not permit any Subsidiary to, pay or obligate itself to prepay any Indebtedness (other than Indebtedness under the Loan
     Documents).

ARTICLE 8   EVENTS OF DEFAULT

     Section 8.01 Events of Default

            Each of the  following  events  shall  constitute  an
                      "Event of Default":
          the Borrower shall fail (i) to pay any principal of any Loan or in respect of any BA Obligation or any Reimbursement Obligation when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise or (ii) make any deposit into the Cash Collateral Account when required hereby; or

          the Borrower shall fail to pay any interest on any Extension of Credit or any fee, commission or any other amount (other than an amount referred to in clause (a) of this Section 8.01) payable under any Loan Document, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of three Business Days; or

          any representation or warranty made or deemed made by or on behalf of any Loan Party in or in connection with any Loan Document or any amendment or modification thereof or waiver thereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with any Loan Document or any amendment or modification thereof or waiver thereunder, shall prove to have been incorrect in any material respect when made or deemed made; or

          the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Sections 6.02, 6.03, 6.08, 6.11, 6.12, 6.13 or 6.14 or in Article 7; or

          any Loan Party shall fail to observe or perform any covenant, condition or agreement contained in any Loan Document to which it is a party (other than those specified in clauses
(a), (b) or (d) of this Section 8.01), and such failure shall continue unremedied for a period of 30 days after such Loan Party shall have obtained knowledge thereof; or

          the Borrower or any Subsidiary shall fail to make any payment (whether of principal or interest and regardless of amount) in respect of any Material Indebtedness, when and as the same shall become due and payable (after giving effect to any applicable grace period); or

          any event or condition occurs that results in any Material Indebtedness becoming due prior to its scheduled maturity or that enables or permits the holder or holders of any Material Indebtedness or any trustee or agent on its or their behalf to cause any Material Indebtedness to become due, or to require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity, provided that this clause (g) shall not apply to secured Indebtedness that becomes due solely as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness; or

          an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Borrower or any Guarantor or its debts, or of a substantial part of its assets, under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Guarantor or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered; or

          the Borrower or any Guarantor shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Section 8.01, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Guarantor or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing; or

          the Borrower or any Guarantor shall become unable, admit in writing its inability or fail generally to pay its debts as they become due; or

          one or more judgments for the payment of money in an aggregate amount in excess of $1,000,000 shall be rendered against the Borrower or any Guarantor or any combination thereof and the same shall remain undischarged, unvacated, unbonded or unstayed for a period of 60 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Borrower or any Guarantor to enforce any such judgment; or

          an ERISA Event shall have occurred that, in the judgment of the Required Lenders reasonably exercised, when taken together with all other ERISA Events that have occurred, could reasonably be expected to result in a Material Adverse Effect; or

            any Loan Document shall cease, for any reason, to be in full force and effect, or any Loan Party shall so assert in writing or shall disavow any of its obligations thereunder; or

          any Lien purported to be created under any Security Document shall cease to be, or shall be asserted by any Loan Party not to be, a valid and perfected Lien on any Collateral, with the priority required by the applicable Security Document; or

          a Change in Control shall occur.

     Section 8.02  Contract Remedies

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

ARTICLE 9  THE ADMINISTRATIVE AGENT

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

ARTICLE 10   MISCELLANEOUS

     Section 10.01  Notices

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

          if to the Administrative Agent, to it at One Wall Street, New York, New York 10286, Attention of: Tony Pinella, Agency Administrative Function (Telephone No. (212) 635-4698; Telecopy No. (212) 635-6365, 6366 or 6367; with a copy to The Bank of New York, at 1401 Franklin Avenue, Garden City, New York 11530, Attention of: Edward P. Nallan (Telephone No. (516) 294-2269; Telecopy No. (516) 294-2055);

          if to any other Credit Party, to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.
     Section 10.02  Waivers; Amendments

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

     Section 10.03  Expenses; Indemnity; Damage Waiver

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

     Section 10.04  Successors and Assigns

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

          Any Lender may, without the consent of the Borrower or any Credit Party, sell participations to one or more banks or other entities (each such bank or other entity being called a "Participant") in all or a portion of such Lender's rights and obligations under the Loan Documents (including all or a portion of its Commitment and the Loans owing to it), provided that (i) such Lender's obligations under the Loan Documents shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Loan Parties and the Credit Parties shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under the Loan Documents. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce the Loan Documents and to approve any amendment, modification or waiver of any provision of any Loan Documents, provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to paragraph (b) of Section 10.02 that affects such Participant. Subject to paragraph (f) of this
Section 10.04, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 3.05 and 3.06 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this Section 10.04. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 10.08 as though it were a Lender, provided that such Participant agrees to be subject to paragraph (c) of Section 2.10 as though it were a Lender.

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

     Section 10.05  Survival

          All covenants, agreements, representations and warranties made by the Borrower herein and in the certificates or other instruments prepared or delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of any Loan Document and the making of any Loans, regardless of any investigation made by any such other party or on its behalf and notwithstanding that any Credit Party may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under the Loan Documents is outstanding and unpaid and so long as the Commitments have not expired or terminated. The provisions of Sections 3.05, 3.06, 3.07 and 10.03 and
     Article 9 shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans and the termination of the Commitments or the termination of this Agreement or any provision hereof.
     Section 10.06  Counterparts; Integration; Effectiveness

          This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which, when taken together, shall constitute but one contract. This Agreement and any separate letter agreements with respect to fees payable to any Credit Party constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in Section 5.01, this Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of this Agreement by facsimile transmission shall be effective as delivery of a manually executed counterpart of this Agreement.
     Section 10.07   Severability

          In the event any one or more of the provisions contained in this Agreement should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby (it being understood that the invalidity of a particular provision in a particular jurisdiction shall not in and of itself affect the validity of such provision in any other jurisdiction). The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.
     Section 10.08  Right of Setoff

          If an Event of Default shall have occurred and be continuing, each of the Lenders and their respective Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by applicable law, to setoff and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by it to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement held by it, irrespective of whether or not it shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of each of the Lenders and their respective Affiliates under this Section 10.08 are in addition to other rights and remedies (including other rights of setoff) that it may have.
     Section  10.09   Governing  Law;  Jurisdiction;  Consent  to
Service of Process

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

     Section 10.10   WAIVER OF JURY TRIAL

          EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT. EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.
     Section 10.11  Headings

          Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.
     Section 10.12  Interest Rate Limitation

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

     Section 10.13  USA Patriot Act Notice

          Each of the Administrative Agent and each Lender hereby notifies the Borrower that, pursuant to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)) (the "Patriot Act"), it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow the Administrative Agent and such Lender to identify the Borrower in accordance with the Patriot Act.
                    [Signature pages follow.]
IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.
                         LIFETIME HOAN CORPORATION



                         By:
                         Name:
                         Title:



                         THE BANK OF NEW YORK,
                         as Administrative Agent and Lender


                         By:
                         Name:
                         Title
                         HSBC BANK USA



                         By:
                         Name:
                         Title:
                         CITIBANK, N.A.



                         By:
                         Name:
                         Title:
                         WACHOVIA BANK, NATIONAL ASSOCIATION



                         By:
                         Name:
                         Title:
                          SCHEDULE 2.01
                   Effective Date Commitments
               Lender                     Commitment
    The Bank of New York                 $15,000,000
    HSBC Bank USA                        $13,000,000
    Citibank, N.A.                       $11,000,000
    Wachovia Bank, National              $11,000,000
    Association
               TOTAL                     $50,000,000

                          SCHEDULE 2.11
                   Existing Letters of Credit
                           Commercial
            Amount              Issuance Date








                             Standby

            Amount              Issuance Date

                          SCHEDULE 2.12
                  Existing Bankers Acceptances
            Amount              Issuance Date








                          SCHEDULE 4.06
                        Disclosed Matters

                          SCHEDULE 4.12
                          Subsidiaries

                          SCHEDULE 4.13
                            Insurance
                          SCHEDULE 7.01
                      Existing Indebtedness

                          SCHEDULE 7.02
                         Existing Liens

                          SCHEDULE 7.04
                      Existing Investments

                        SCHEDULE 7.10
                    Existing Restrictions

                       REVOLVING NOTE

$11,000,000.00                               July __, 2004
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay to the order of WACHOVIA BANK, NATIONAL ASSOCIATION (the "Lender") ELEVEN MILLION DOLLARS ($11,000,000.00) or if less, the unpaid principal amount of the Revolving Loans made by the Lender to the Borrower, in the amounts and at the times set forth in the Amended and Restated Credit Agreement, dated as of July __, 2004 (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent, and to pay interest from the date hereof on the principal balance of such Revolving Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York, New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
            The Revolving Loans evidenced by this Revolving Note are prepayable in the amounts,
            and   under  the  circumstances,   and
            their   respective   maturities    are
            subject   to  acceleration  upon   the
            terms,   set   forth  in  the   Credit
            Agreement.   This  Revolving  Note  is
            subject  to,  and should be  construed
            in  accordance with, the provisions of
            the  Credit Agreement and is  entitled
            to   the  benefits  and  security  set
            forth in the Loan Documents.
     The Lender is hereby authorized to record on the schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Revolving Loan made by the Lender, (b) the class, Type and amount thereof, (c) the interest rate (without regard to the Applicable Margin) and Interest Period applicable to each Eurodollar Loan and (d) the date and amount of each conversion of, and each payment or prepayment of the principal of, any such Revolving Loan. The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Revolving Loans in accordance with the terms of the Credit Agreement.
            Except as specifically otherwise provided in the Credit Agreement, the Borrower hereby waives presentment, demand, notice  of
            dishonor,  protest, notice of  protest
            and  all  other demands, protests  and
            notices   in   connection   with   the
            execution,    delivery,   performance,
            collection  and  enforcement  of  this
            Revolving Note.
            THIS REVOLVING  NOTE SHALL BE GOVERNED  BY,  AND
                      CONSTRUED  IN  ACCORDANCE  WITH,   THE
                      LAWS OF THE STATE OF NEW YORK.
                               LIFETIME HOAN CORPORATION

                               By:
                               Name:
                               Title:
                 SCHEDULE TO REVOLVING NOTE




                         Amount of
                         principal   Interest    Interest
                         converted,  rate on     Period for
       Type of  Amount   paid or     Eurodollar  Eurodollar  Notation
Date   Loan     of Loan  prepaid     Loans       Loans       made by



                       REVOLVING NOTE

$13,000,000.00                               July __, 2004
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay to the order of HSBC BANK USA (the "Lender") THIRTEEN MILLION DOLLARS ($13,000,000.00) or if less, the unpaid principal amount of the Revolving Loans made by the Lender to the Borrower, in the amounts and at the times set forth in the Amended and Restated Credit Agreement, dated as of July __, 2004 (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent, and to pay interest from the date hereof on the principal balance of such Revolving Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York, New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
            The Revolving Loans evidenced by this Revolving Note are prepayable in the amounts,
            and   under  the  circumstances,   and
            their   respective   maturities    are
            subject   to  acceleration  upon   the
            terms,   set   forth  in  the   Credit
            Agreement.   This  Revolving  Note  is
            subject  to,  and should be  construed
            in  accordance with, the provisions of
            the  Credit Agreement and is  entitled
            to   the  benefits  and  security  set
            forth in the Loan Documents.
     This Revolving Note shall be deemed to be in complete substitution for and replacement of, and not a repayment of the Revolving Note dated November 8, 2001 made by the Borrower payable to the Lender (the "Prior Revolving Note") and all interest accrued and unpaid under such Prior Revolving Note shall be deemed evidenced by this Revolving Note and payable hereunder from and after the date of accrual thereof. The execution and delivery of this Revolving Note shall not be construed (i) to have constituted repayment of any amount of principal or interest on the Prior Revolving Note, or (ii) to release, cancel, terminate or otherwise impair all or any part of any lien or security interest granted to the Lenders party to the Original Credit Agreement or their agents as collateral security for the Prior Revolving Note.
     The Lender is hereby authorized to record on the schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Revolving Loan made by the Lender, (b) the class, Type and amount thereof, (c) the interest rate (without regard to the Applicable Margin) and Interest Period applicable to each Eurodollar Loan and (d) the date and amount of each conversion of, and each payment or prepayment of the principal of, any such Revolving Loan. The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Revolving Loans in accordance with the terms of the Credit Agreement.
            Except as specifically otherwise provided in the Credit Agreement, the Borrower hereby waives presentment, demand, notice  of
            dishonor,  protest, notice of  protest
            and  all  other demands, protests  and
            notices   in   connection   with   the
            execution,    delivery,   performance,
            collection  and  enforcement  of  this
            Revolving Note.
            THIS REVOLVING  NOTE SHALL BE GOVERNED  BY,  AND
                      CONSTRUED  IN  ACCORDANCE  WITH,   THE
                      LAWS OF THE STATE OF NEW YORK.
                               LIFETIME HOAN CORPORATION

                               By:
                               Name:
                               Title:
                 SCHEDULE TO REVOLVING NOTE




                         Amount of
                         principal   Interest    Interest
                         converted,  rate on     Period for
       Type of  Amount   paid or     Eurodollar  Eurodollar  Notation
Date   Loan     of Loan  prepaid     Loans       Loans       made by


                       REVOLVING NOTE

$11,000,000.00                               July __, 2004
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay to the order of CITIBANK, N.A. (the "Lender") ELEVEN MILLION DOLLARS ($11,000,000.00) or if less, the unpaid principal amount of the Revolving Loans made by the Lender to the Borrower, in the amounts and at the times set forth in the Amended and Restated Credit Agreement, dated as of July __, 2004 (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent, and to pay interest from the date hereof on the principal balance of such Revolving Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York, New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
            The Revolving Loans evidenced by this Revolving Note are prepayable in the amounts,
            and   under  the  circumstances,   and
            their   respective   maturities    are
            subject   to  acceleration  upon   the
            terms,   set   forth  in  the   Credit
            Agreement.   This  Revolving  Note  is
            subject  to,  and should be  construed
            in  accordance with, the provisions of
            the  Credit Agreement and is  entitled
            to   the  benefits  and  security  set
            forth in the Loan Documents.
     This Revolving Note shall be deemed to be in complete substitution for and replacement of, and not a repayment of the Revolving Note dated November 8, 2001 made by the Borrower payable to the Lender (the "Prior Revolving Note") and all interest accrued and unpaid under such Prior Revolving Note shall be deemed evidenced by this Revolving Note and payable hereunder from and after the date of accrual thereof. The execution and delivery of this Revolving Note shall not be construed (i) to have constituted repayment of any amount of principal or interest on the Prior Revolving Note, or (ii) to release, cancel, terminate or otherwise impair all or any part of any lien or security interest granted to the Lenders party to the Original Credit Agreement or their agents as collateral security for the Prior Revolving Note.
     The Lender is hereby authorized to record on the schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Revolving Loan made by the Lender, (b) the class, Type and amount thereof, (c) the interest rate (without regard to the Applicable Margin) and Interest Period applicable to each Eurodollar Loan and (d) the date and amount of each conversion of, and each payment or prepayment of the principal of, any such Revolving Loan. The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Revolving Loans in accordance with the terms of the Credit Agreement.
            Except as specifically otherwise provided in the Credit Agreement, the Borrower hereby waives presentment, demand, notice  of
            dishonor,  protest, notice of  protest
            and  all  other demands, protests  and
            notices   in   connection   with   the
            execution,    delivery,   performance,
            collection  and  enforcement  of  this
            Revolving Note.
            THIS REVOLVING  NOTE SHALL BE GOVERNED  BY,  AND
                      CONSTRUED  IN  ACCORDANCE  WITH,   THE
                      LAWS OF THE STATE OF NEW YORK.
                               LIFETIME HOAN CORPORATION

                               By:
                               Name:
                               Title:
                 SCHEDULE TO REVOLVING NOTE

                         Amount of
                         principal   Interest    Interest
                         converted,  rate on     Period for
       Type of  Amount   paid or     Eurodollar  Eurodollar  Notation
Date   Loan     of Loan  prepaid     Loans       Loans       made by



                       REVOLVING NOTE

$15,000,000.00                               July __, 2004
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay to the order of THE BANK OF NEW YORK (the "Lender") FIFTEEN MILLION DOLLARS ($15,000,000.00) or if less, the unpaid principal amount of the Revolving Loans made by the Lender to the Borrower, in the amounts and at the times set forth in the Amended and Restated Credit Agreement, dated as of July __, 2004 (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent, and to pay interest from the date hereof on the principal balance of such Revolving Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York, New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
            The Revolving Loans evidenced by this Revolving Note are prepayable in the amounts,
            and   under  the  circumstances,   and
            their   respective   maturities    are
            subject   to  acceleration  upon   the
            terms,   set   forth  in  the   Credit
            Agreement.   This  Revolving  Note  is
            subject  to,  and should be  construed
            in  accordance with, the provisions of
            the  Credit Agreement and is  entitled
            to   the  benefits  and  security  set
            forth in the Loan Documents.
     This Revolving Note shall be deemed to be in complete substitution for and replacement of, and not a repayment of the Revolving Note dated November 8, 2001 made by the Borrower payable to the Lender (the "Prior Revolving Note") and all interest accrued and unpaid under such Prior Revolving Note shall be deemed evidenced by this Revolving Note and payable hereunder from and after the date of accrual thereof. The execution and delivery of this Revolving Note shall not be construed (i) to have constituted repayment of any amount of principal or interest on the Prior Revolving Note, or (ii) to release, cancel, terminate or otherwise impair all or any part of any lien or security interest granted to the Lenders party to the Original Credit Agreement or their agents as collateral security for the Prior Revolving Note.
     The Lender is hereby authorized to record on the schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Revolving Loan made by the Lender, (b) the class, Type and amount thereof, (c) the interest rate (without regard to the Applicable Margin) and Interest Period applicable to each Eurodollar Loan and (d) the date and amount of each conversion of, and each payment or prepayment of the principal of, any such Revolving Loan. The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Revolving Loans in accordance with the terms of the Credit Agreement.
            Except as specifically otherwise provided in the Credit Agreement, the Borrower hereby waives presentment, demand, notice  of
            dishonor,  protest, notice of  protest
            and  all  other demands, protests  and
            notices   in   connection   with   the
            execution,    delivery,   performance,
            collection  and  enforcement  of  this
            Revolving Note.
            THIS REVOLVING  NOTE SHALL BE GOVERNED  BY,  AND
                      CONSTRUED  IN  ACCORDANCE  WITH,   THE
                      LAWS OF THE STATE OF NEW YORK.
                               LIFETIME HOAN CORPORATION

                               By:
                               Name:
                               Title:
                 SCHEDULE TO REVOLVING NOTE



                         Amount of
                         principal   Interest    Interest
                         converted,  rate on     Period for
       Type of  Amount   paid or     Eurodollar  Eurodollar  Notation
Date   Loan     of Loan  prepaid     Loans       Loans       made by


                            Amount



                       SWING LINE NOTE

$7,500,000.00                                July __, 2004
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay to the order of THE BANK OF NEW YORK (the "Swing Line Lender") SEVEN MILLION FIVE HUNDRED THOUSAND DOLLARS ($7,500,000.00) or if less, the unpaid principal amount of the Swing Line Loans made by the Swing Line Lender to the Borrower, in the amounts and at the times set forth in the Amended and Restated Credit Agreement, dated as of July __, 2004, among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), and to pay interest from the date hereof on the principal balance of such Swing Line Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York, New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
            The Swing Line  Loans  evidenced by  this  Swing
                      Line   Note  are  prepayable  in   the
                      amounts,  and under the circumstances,
                      and  their  respective maturities  are
                      subject   to  acceleration  upon   the
                      terms,   set   forth  in  the   Credit
                      Agreement.   This Swing Line  Note  is
                      subject  to,  and should be  construed
                      in  accordance with, the provisions of
                      the  Credit Agreement and is  entitled
                      to   the  benefits  and  security  set
                      forth in the Loan Documents.
     The Lender is hereby authorized to record on the schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Swing Line Loan, (b) the amount thereof and (c) the date and amount of each payment or prepayment of the principal of any such Swing Line Loan. The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Swing Line Loans in accordance with the terms of the Credit Agreement.
            Except as specifically otherwise provided in the
                      Credit  Agreement, the Borrower hereby
                      waives presentment, demand, notice  of
                      dishonor,  protest, notice of  protest
                      and  all  other demands, protests  and
                      notices   in   connection   with   the
                      execution,    delivery,   performance,
                      collection  and  enforcement  of  this
                      Swing Line Note.
            THIS SWING  LINE NOTE SHALL BE GOVERNED BY,  AND
                      CONSTRUED  IN  ACCORDANCE  WITH,   THE
                      LAWS OF THE STATE OF NEW YORK.
                               LIFETIME HOAN CORPORATION

                               By:
                               Name:
                               Title:
                 SCHEDULE TO SWING LINE NOTE



                               Amount of
                               principal
                               paid or     Notation
Date       Amount of Loan      prepaid     made by



            REAFFIRMATION OF GUARANTEE AGREEMENT


                                        July __, 2004

The Bank of New York, Administrative Agent
1401 Franklin Avenue
Garden City, New York 11530
Attn: Edward P. Nallan

Ladies and Gentlemen:

Reference is made to (i) the Guarantee Agreement dated as of November 8, 2001 (the "Guarantee Agreement"), among the undersigned (each, a "Guarantor" and collectively, the "Guarantors"), Lifetime Hoan Corporation (the "Borrower") and The Bank of New York, as Administrative Agent (in such capacity, the "Administrative Agent") for the benefit of the Credit Parties (as defined in the Original Credit Agreement referred to below) pursuant to which all loans and extensions of credit made or to be made by such Credit Parties to the Borrower and all other obligations and liabilities of the Borrower to such Credit Parties are jointly and severally guaranteed by the Guarantors and (ii) the Credit Agreement dated as of November 8, 2001 (as heretofore amended, the "Original Credit Agreement") among the Borrower, the lenders party thereto and the Administrative Agent.

The  Borrower  has  entered into the  Amended  and  Restated
Credit Agreement dated as of the date hereof (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") among the Borrower, the lenders from time to time party thereto (the "Lenders") and the Administrative Agent, pursuant to which the Lenders have agreed to amend and restate the Original Credit Agreement on the terms and conditions set forth therein. Terms not otherwise defined in this Reaffirmation shall have the respective meanings ascribed thereto in the Credit Agreement.

It  is  a  condition  to  the effectiveness  of  the  Credit
Agreement that the Guarantors reaffirm their respective obligations under the Guarantee Agreement. In order to induce the Lenders to execute the Credit Agreement, each of the Guarantors hereby (i) acknowledges receipt of a copy of the Credit Agreement, (ii) consents to the execution of the Credit Agreement by the Borrower, (iii) reaffirms all of its agreements and obligations under the Guarantee Agreement,
(iv) reaffirms that all Obligations of the Borrower under or in connection with the Credit Agreement are "Obligations" as that term is defined in the Guarantee Agreement, which Guarantee Agreement remains in full force and effect and is hereby ratified and confirmed and (v) agrees that all references in the Guarantee Agreement to (a) "the Credit Agreement" shall be deemed to refer to the Credit Agreement and (b) "Loans" shall be deemed to refer to Loans under the Credit Agreement.

This Reaffirmation shall be governed by, and construed in accordance with, the laws of the State of New York.

This Reaffirmation may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one agreement. Delivery of an executed counterpart of this Reaffirmation by facsimile transmission shall be as effective as delivery of a manually executed counterpart of this Reaffirmation.


                                   Very truly yours,

                                   OUTLET RETAIL STORES,INC.

                                   By:
                                   Name:
                                   Title:

                                   ROSHCO, INC.

                                   By:
                                   Name:
                                   Title:

                                   M. KAMENSTEIN CORP.

                                   By:
                                   Name:
                                   Title:


             REAFFIRMATION OF SECURITY AGREEMENT

                                        July __, 2004

The Bank of New York, Administrative Agent
1401 Franklin Avenue
Garden City, New York 11530
Attn: Edward P. Nallan

Ladies and Gentlemen:

Reference is made (i) the Security Agreement dated as of November 8, 2001 (the "Security Agreement"), among the undersigned (each, a "Grantor" and collectively, the "Grantors") and The Bank of New York, as Administrative Agent (in such capacity, the "Administrative Agent") for the benefit of the Credit Parties (as defined in the Original Credit Agreement referred to below), pursuant to which all Obligations (as defined in the Original Credit Agreement) of the Grantors are secured by the collateral described therein and (ii) the Credit Agreement dated as of November 8, 2001 (as heretofore amended, the "Original Credit Agreement") among the Lifetime Hoan Corporation (the "Borrower"), the lenders party thereto and the Administrative Agent.

The  Borrower  has  entered into the  Amended  and  Restated
Credit Agreement dated as of the date hereof (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") among the Borrower, the lenders from time to time party thereto (the "Lenders") and the Administrative Agent, pursuant to which the Lenders have agreed to amend and restate the Original Credit Agreement on the terms and conditions set forth therein. Terms not otherwise defined in this Reaffirmation shall have the respective meanings ascribed thereto in the Credit Agreement.

It is a condition to the effectiveness of the Credit Agreement that the Grantors reaffirm their respective obligations under the Security Agreement. In order to induce the Lenders to execute the Credit Agreement, each of the Grantors hereby (i) acknowledges receipt of a copy of the Credit Agreement, (ii) consents to the execution of the Credit Agreement by the Borrower, (iii) reaffirms all of its agreements and obligations under the Security Agreement and
(iv) reaffirms that all Obligations of the Borrower under or in connection with the Credit Agreement are "Obligations" as that term is defined in the Security Agreement, (v) reaffirms that all such Obligations continue to be secured by the Security Agreement, which remains in full force and effect and is hereby ratified and confirmed and (vi) agrees that all references in the Security Agreement to (a) "the Credit Agreement" shall be deemed to refer to the Credit Agreement and (b) "Loans", "Letter of Credit Exposure" and "Bankers Acceptance Exposure" shall be deemed to refer to Loans, Letter of Credit Exposure and Banker Acceptance Exposure, respectively, under the Credit Agreement.

This Reaffirmation shall be governed by, and construed in accordance with, the laws of the State of New York.

This Reaffirmation may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one agreement. Delivery of an executed counterpart of this Reaffirmation by facsimile transmission shall be as effective as delivery of a manually executed counterpart of this Reaffirmation.


                                 Very truly yours,

                                 LIFETIME HOAN CORPORATION

                                 By:
                                 Name:
                                 Title:

                                 OUTLET RETAIL STORES, INC.

                                 By:
                                 Name:
                                 Title:

                                 ROSHCO, INC.

                                 By:
                                 Name:
                                 Title:

                                 M. KAMENSTEIN CORP.

                                 By:
                                 Name:
                                 Title:


                          EXHIBIT A

              FORM OF ASSIGNMENT AND ACCEPTANCE

Reference is made to the Amended and Restated Credit Agreement, dated as of July __, 2004 (as amended, restated, supplemented or otherwise modified from time to time and in effect on the date hereof, the "Credit Agreement"), among Lifetime Hoan Corporation, as Borrower, the Lenders named therein and The Bank of New York, as Administrative Agent. Terms defined in the Credit Agreement are used herein with the same meanings.
The Assignor named below hereby sells and assigns, without recourse, to the Assignee named below, and the Assignee hereby purchases and assumes, without recourse, from the Assignor, effective as of the Assignment Date, the interests set forth below (the "Assigned Interest") in the Assignor's rights and obligations under the Credit Agreement, including, without limitation, the interests set forth below in [the Revolving Commitment of the Assignor on the
Assignment Date and the Revolving Loans owing to the Assignor that are outstanding on the Assignment Date]1, but excluding accrued interest and fees to and excluding the Assignment Date. The Assignee hereby acknowledges receipt of a copy of the Credit Agreement. From and after the Assignment Date, (a) the Assignee shall be a party to and be bound by the provisions of the Credit Agreement and, to the extent of the Assigned Interest, have the rights and obligations of a Lender under the Loan Documents and (b) the Assignor shall, to the extent of the Assigned Interest, relinquish its rights and be released from its obligations under the Loan Documents.
This Assignment and Acceptance is being delivered to the Administrative Agent, together with (a) if the Assignee is a Foreign Lender, any documentation required to be delivered by the Assignee pursuant to Section 3.07(e) of the Credit Agreement, duly completed and executed by the Assignee, and
(b) except as otherwise provided in Section 10.04(b) of the Credit Agreement, if the Assignee is not already a Lender under the Credit Agreement, an Administrative Questionnaire in the form supplied by the Administrative Agent, duly completed by the Assignee. The [Assignee/Assignor]2 shall pay the fee payable to the Administrative Agent pursuant to
Section 10.04(b) of the Credit Agreement.
THIS  ASSIGNMENT  AND ACCEPTANCE SHALL BE  GOVERNED  BY  AND
CONSTRUED  IN ACCORDANCE WITH THE LAWS OF THE STATE  OF  NEW
YORK.
Date of Assignment:

Legal Name of Assignor:

Legal Name of Assignee:

Assignee's Address for Notices:

Effective Date of
Assignment (the "Assignment Date"):

[Revolving Commitment Assigned:

Principal Amount of Revolving Loans Assigned: ]3

The terms set forth above are hereby agreed to:


                              [Name of Assignor], as
Assignor



                              By:
                              Name:
                              Title:


                              [Name of Assignee], as
Assignee



                              By:
                              Name:
                              Title:

The undersigned hereby consents to the within assignment:4

LIFETIME HOAN CORPORATION     THE BANK OF NEW YORK,
                               as Administrative Agent


By:                           By:
Name:                         Name:
Title:                        Title:


                          EXHIBIT B

            FORM OF OPINION OF BORROWER'S COUNSEL

                       [see attached]

                         EXHIBIT C-1

                   FORM OF REVOLVING NOTE

$_____________                               July __, 2004
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay to the order of _______________________________________ (the "Lender")
______________ DOLLARS ($_____________) or if less, the
unpaid principal amount of the Revolving Loans made by the Lender to the Borrower, in the amounts and at the times set forth in the Amended and Restated Credit Agreement, dated as of July __, 2004 (as the same may be amended, supplemented
or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent, and to
pay interest from the date hereof on the principal balance
of such Revolving Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York, New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
            The Revolving  Loans evidenced by this Revolving
                      Note  are  prepayable in the  amounts,
                      and   under  the  circumstances,   and
                      their   respective   maturities    are
                      subject   to  acceleration  upon   the
                      terms,   set   forth  in  the   Credit
                      Agreement.   This  Revolving  Note  is
                      subject  to,  and should be  construed
                      in  accordance with, the provisions of
                      the  Credit Agreement and is  entitled
                      to   the  benefits  and  security  set
                      forth in the Loan Documents.
     [This Revolving Note shall be deemed to be in complete substitution for and replacement of, and not a repayment of the Revolving Note dated November 8, 2001 made by the
Borrower payable to the Lender (the "Prior Revolving Note")
and all interest accrued and unpaid under such Prior
Revolving Note shall be deemed evidenced by this Revolving
Note and payable hereunder from and after the date of
accrual thereof.  The execution and delivery of this
Revolving Note shall not be construed (i) to have
constituted repayment of any amount of principal or interest on the Prior Revolving Note, or (ii) to release, cancel, terminate or otherwise impair all or any part of any lien or security interest granted to the Lenders party to the
Original Credit Agreement or their agents as collateral security for the Prior Revolving Note.]5
     The Lender is hereby authorized to record on the
     schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Revolving Loan made by the Lender, (b) the class, Type and amount thereof, (c) the interest rate (without regard to the Applicable Margin) and Interest Period applicable to each Eurodollar Loan and (d) the date and amount of each conversion of, and each payment or prepayment of the
principal of, any such Revolving Loan. The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Revolving Loans in accordance with the terms of the
Credit Agreement.
            Except as specifically otherwise provided in the
                      Credit  Agreement, the Borrower hereby
                      waives presentment, demand, notice  of
                      dishonor,  protest, notice of  protest
                      and  all  other demands, protests  and
                      notices   in   connection   with   the
                      execution,    delivery,   performance,
                      collection  and  enforcement  of  this
                      Revolving Note.
            THIS REVOLVING  NOTE SHALL BE GOVERNED  BY,  AND
                      CONSTRUED  IN  ACCORDANCE  WITH,   THE
                      LAWS OF THE STATE OF NEW YORK.
                               LIFETIME HOAN CORPORATION

                               By:
                               Name:
                               Title:
                 SCHEDULE TO REVOLVING NOTE

                         Amount of
                         principal   Interest    Interest
                         converted,  rate on     Period for
       Type of  Amount   paid or     Eurodollar  Eurodollar  Notation
Date   Loan     of Loan  prepaid     Loans       Loans       made by





                         EXHIBIT C-2

                   FORM OF SWING LINE NOTE

$7,500,000.00                                July __, 2004
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME HOAN CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay to the order of THE BANK OF NEW YORK (the "Swing Line Lender") SEVEN MILLION FIVE HUNDRED THOUSAND DOLLARS ($7,500,000.00) or if less, the unpaid principal amount of the Swing Line Loans made by the Swing Line Lender to the Borrower, in the amounts and at the times set forth in the Amended and Restated Credit Agreement, dated as of July __, 2004, among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), and to pay interest from the date hereof on the principal balance of such Swing Line Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York, New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
            The Swing Line  Loans  evidenced by  this  Swing
                      Line   Note  are  prepayable  in   the
                      amounts,  and under the circumstances,
                      and  their  respective maturities  are
                      subject   to  acceleration  upon   the
                      terms,   set   forth  in  the   Credit
                      Agreement.   This Swing Line  Note  is
                      subject  to,  and should be  construed
                      in  accordance with, the provisions of
                      the  Credit Agreement and is  entitled
                      to   the  benefits  and  security  set
                      forth in the Loan Documents.
     The Lender is hereby authorized to record on the schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Swing Line Loan, (b) the amount thereof and (c) the date and amount of each payment or prepayment of the principal of any such Swing Line Loan. The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Swing Line Loans in accordance with the terms of the Credit Agreement.
            Except as specifically otherwise provided in the
                      Credit  Agreement, the Borrower hereby
                      waives presentment, demand, notice  of
                      dishonor,  protest, notice of  protest
                      and  all  other demands, protests  and
                      notices   in   connection   with   the
                      execution,    delivery,   performance,
                      collection  and  enforcement  of  this
                      Swing Line Note.
            THIS SWING  LINE NOTE SHALL BE GOVERNED BY,  AND
                      CONSTRUED  IN  ACCORDANCE  WITH,   THE
                      LAWS OF THE STATE OF NEW YORK.
                               LIFETIME HOAN CORPORATION

                               By:
                               Name:
                               Title:
                   SCHEDULE TO SWING LINE NOTE



                               Amount of
                               principal
                               paid or     Notation
Date       Amount of Loan      prepaid     made by




                            EXHIBIT D


          FORM OF REAFFIRMATION OF GUARANTEE AGREEMENT


                                        July __, 2004

The Bank of New York, Administrative Agent
1401 Franklin Avenue
Garden City, New York 11530
Attn: Edward P. Nallan

Ladies and Gentlemen:

Reference  is  made to (i) the Guarantee Agreement  dated  as  of
November   8,  2001  (the  "Guarantee  Agreement"),   among   the
undersigned (each, a "Guarantor" and collectively, the "Guarantors"), Lifetime Hoan Corporation (the "Borrower") and The Bank of New York, as Administrative Agent (in such capacity, the "Administrative Agent") for the benefit of the Credit Parties (as defined in the Original Credit Agreement referred to below) pursuant to which all loans and extensions of credit made or to be made by such Credit Parties to the Borrower and all other obligations and liabilities of the Borrower to such Credit Parties are jointly and severally guaranteed by the Guarantors and (ii) the Credit Agreement dated as of November 8, 2001 (as heretofore amended, the "Original Credit Agreement") among the Borrower, the lenders party thereto and the Administrative Agent.

The Borrower has entered into the Amended and Restated Credit Agreement dated as of the date hereof (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") among the Borrower, the lenders from time to time party thereto (the "Lenders") and the Administrative Agent, pursuant to which the Lenders have agreed to amend and restate the Original Credit Agreement on the terms and conditions set forth therein. Terms not otherwise defined in this Reaffirmation shall have the respective meanings ascribed thereto in the Credit Agreement.

It is a condition to the effectiveness of the Credit Agreement that the Guarantors reaffirm their respective obligations under the Guarantee Agreement. In order to induce the Lenders to execute the Credit Agreement, each of the Guarantors hereby (i) acknowledges receipt of a copy of the Credit Agreement, (ii) consents to the execution of the Credit Agreement by the Borrower, (iii) reaffirms all of its agreements and obligations under the Guarantee Agreement, (iv) reaffirms that all Obligations of the Borrower under or in connection with the Credit Agreement are "Obligations" as that term is defined in the Guarantee Agreement, which Guarantee Agreement remains in full force and effect and is hereby ratified and confirmed and (v) agrees that all references in the Guarantee Agreement to (a) "the Credit Agreement" shall be deemed to refer to the Credit Agreement and (b) "Loans" shall be deemed to refer to Loans under the Credit Agreement.

This Reaffirmation shall be governed by, and construed in accordance with, the laws of the State of New York.

This Reaffirmation may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one agreement. Delivery of an executed counterpart of this Reaffirmation by facsimile transmission shall be as effective as delivery of a manually executed counterpart of this Reaffirmation.


                                   Very truly yours,

                                   OUTLET RETAIL STORES, INC.

                                   By:
                                   Name:
                                   Title:

                                   ROSHCO, INC.

                                   By:
                                   Name:
                                   Title:

                                   M. KAMENSTEIN CORP.

                                   By:
                                   Name:
                                   Title:


                            EXHIBIT E

           FORM OF REAFFIRMATION OF SECURITY AGREEMENT

                                        July __, 2004

The Bank of New York, Administrative Agent
1401 Franklin Avenue
Garden City, New York 11530
Attn: Edward P. Nallan

Ladies and Gentlemen:

Reference is made (i) the Security Agreement dated as of November 8, 2001 (the "Security Agreement"), among the undersigned (each, a "Grantor" and collectively, the "Grantors") and The Bank of New York, as Administrative Agent (in such capacity, the "Administrative Agent") for the benefit of the Credit Parties (as defined in the Original Credit Agreement referred to below), pursuant to which all Obligations (as defined in the Original Credit Agreement) of the Grantors are secured by the collateral described therein and (ii) the Credit Agreement dated as of November 8, 2001 (as heretofore amended, the "Original Credit Agreement") among the Lifetime Hoan Corporation (the "Borrower"), the lenders party thereto and the Administrative Agent.

The Borrower has entered into the Amended and Restated Credit Agreement dated as of the date hereof (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement") among the Borrower, the lenders from time to time party thereto (the "Lenders") and the Administrative Agent, pursuant to which the Lenders have agreed to amend and restate the Original Credit Agreement on the terms and conditions set forth therein. Terms not otherwise defined in this Reaffirmation shall have the respective meanings ascribed thereto in the Credit Agreement.

It is a condition to the effectiveness of the Credit Agreement that the Grantors reaffirm their respective obligations under the Security Agreement. In order to induce the Lenders to execute the Credit Agreement, each of the Grantors hereby (i) acknowledges receipt of a copy of the Credit Agreement, (ii) consents to the execution of the Credit Agreement by the Borrower, (iii) reaffirms all of its agreements and obligations under the Security Agreement and (iv) reaffirms that all
Obligations of the Borrower under or in connection with the Credit Agreement are "Obligations" as that term is defined in the Security Agreement, (v) reaffirms that all such Obligations continue to be secured by the Security Agreement, which remains in full force and effect and is hereby ratified and confirmed and
(vi) agrees that all references in the Security Agreement to (a) "the Credit Agreement" shall be deemed to refer to the Credit Agreement and (b) "Loans", "Letter of Credit Exposure" and "Bankers Acceptance Exposure" shall be deemed to refer to Loans, Letter of Credit Exposure and Banker Acceptance Exposure, respectively, under the Credit Agreement.

This Reaffirmation shall be governed by, and construed in accordance with, the laws of the State of New York.

This Reaffirmation may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one agreement. Delivery of an executed counterpart of this Reaffirmation by facsimile transmission shall be as effective as delivery of a manually executed counterpart of this Reaffirmation.


                                 Very truly yours,

                                 LIFETIME HOAN CORPORATION

                                 By:
                                 Name:
                                 Title:

                                 OUTLET RETAIL STORES, INC.

                                 By:
                                 Name:
                                 Title:

                                 ROSHCO, INC.

                                 By:
                                 Name:
                                 Title:

                                 M. KAMENSTEIN CORP.

                                 By:
                                 Name:
                                 Title:



_______________________________
1.  Delete inapplicable term(s).
2.  Delete inapplicable term(s).
3.  Delete inapplicable term(s).
4.   Consents  to  be  included to the  extent  required  by
Section 10.04(b) of the Credit Agreement.
5.  5 This paragraph shall be included in the Revolving Note of  each Lender that is a lender under the November 8,  2001 credit agreement.