Form 10-K
period 2004-12-31
LIFETIME HOAN CORP
filed 2005-03-16
CIK 874396

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                        FORM 10-K

[X] Annual Report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
 [No Fee Required]
       For the fiscal year ended December 31, 2004
                           or
[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
 [No Fee Required]

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

    Indicate by check mark whether the registrant  is  an
    accelerated  filer (as defined by Rule 12b-2  of  the
    Act).
    Yes X     No

    The aggregate market value of 7,339,128 shares of the
    voting stock held by non-affiliates of the registrant
    as  of  June 30, 2004 was approximately $167,258,727.
    Directors,  executive officers, and trusts controlled
    by said individuals are considered affiliates for the
    purpose   of   this  calculation,  and   should   not
    necessarily be considered affiliates for any other purpose.

    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 2005 was 11,051,349.

           DOCUMENTS INCORPORATED BY REFERENCE
    Parts of the registrant's definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities
    Exchange Act of 1934 are incorporated by reference into Items 10,11,12,13 and 14 hereof.


                LIFETIME HOAN CORPORATION

                        FORM 10-K

                    TABLE OF CONTENTS



PART I
1.  Business                                              3
2.  Properties                                           13
3.  Legal Proceedings                                    13
4.  Submission of Matters to a Vote of Security Holders  13

PART II
5.  Market for the Registrant's Common Stock and Related
     Stockholder Matters                                 14
6.  Selected Financial Data                              15
7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                 17
7A. Quantitative and Qualitative Disclosures about Market
     Risk                                                23
8.  Financial Statements and Supplementary Data          23
9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                 23
9A. Controls and Procedures                              24

PART III
10. Directors and Executive Officers of the Registrant   25
11. Executive Compensation                               25
12. Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters          25
13. Certain Relationships and Related Transactions       25
14. Principal Accountant Fees and Services               25

PART IV
15. Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                         26
Exhibit Index                                            26
Index to Financial Statements and Financial Statement
 Schedule                                               F-1


Signatures


Certifications



Forward  Looking Statements:  This Annual Report on  Form
10-K  contains certain forward-looking statements  within
the  meaning  of  the  "safe harbor"  provisions  of  the
Private   Securities  Litigation  Reform  Act  of   1995,
including statements concerning the products, results  of
operations and prospects of Lifetime Hoan Corporation and
its    wholly-owned   subsidiaries   (collectively    the
"Company").   These  forward-looking  statements  involve
risks and uncertainties, including but not limited to the following:

     our relationships with key customers;
     our relationships with key licensors;
     our dependence on foreign sources of supply and
       foreign manufacturing;
     the level of competition in the industry;
     changes in demand for the Company's products and the
       success of new products;
     changes in general economic and business condition which could affect customer payment practices or consumer spending;
     industry trends;
     increases in costs relating to manufacturing and
       transportation of products;
     the seasonal nature of our business;
     the departure of key personnel;
     the timing of orders received from customers


Such   statements  are  based  on  management's   current
expectations and are subject to a number of  factors  and
uncertainties, which could cause actual results to differ
materially  from  those described in the  forward-looking
statements.   Except as required by law, we undertake  no
obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Other  Information:The Company is required  to  file  its
annual  reports  on Forms 10-K and quarterly  reports  on
Forms  10-Q, and other reports and documents as  required
from  time to time with the United States Securities  and
Exchange Commission (the "SEC").  The public may read and
copy any materials that we file with the SEC at the SEC's
Public   Reference   Room  at  450  Fifth   Street,   NW,
Washington,  DC 20549.  Information may be obtained  with
respect to the operation of the Public Reference Room  by
calling the SEC at 1-800-SEC-0330. The SEC also maintains
an   Internet  site  that  contains  reports,  proxy  and
information  statements, and other information  regarding
the   Company's  electronic  filings  with  the  SEC   at
http://www.sec.gov. The Company also maintains a website at http://www.lifetime.hoan.com where users can access the Company's electronic filings free of charge.


PART I

ITEM 1. BUSINESS

The Company is a leading designer, developer and marketer
of a broad range of branded consumer products used in the
home, including Kitchenware, Cutlery and Cutting Boards, Bakeware and Cookware, Pantryware and Spices, Tabletop
and  Bath Accessories.  Products are marketed under brand
names including Farberware(R), KitchenAid(R), Cuisinart(R), Hoffritz(R), Sabatier(R), DBK-Daniel Boulud Kitchen(TM), Joseph Abboud Environments(R), Roshco(R), Baker's Advantage(R), Kamenstein(R), Casa-Moda(R), Hoan(R), Gemco(R) and :USE(R). The Company uses the Farberware(R) brand name for kitchenware, cutlery and cutting boards and bakeware pursuant to a 200-
year royalty-free license. The Company licenses the KitchenAid(R), Cuisinart(R), Farberware(R) (for flatware and dinnerware), Sabatier(R), DBK-Daniel Boulud Kitchen(TM) and Joseph Abboud Environments(R) trade names pursuant to licenses granted by the owners of those brands. All other
brand  names  listed  above are owned.   Several  product
lines are marketed within each of the Company's product categories and under brands primarily targeting moderate to medium price points, through every major level of trade.


Over  the last several years, sales growth has come from:
(i)    expanding   product   offerings   within   current
categories,   (ii)   developing  and  acquiring   product
categories   and   (iii)   entering   new   channels   of
distribution,  primarily  in  the  United  States.    Key
factors in the Company's growth strategy have been, and will continue to be, the selective use and management of strong brands and the ability to bring to market a steady stream of innovative products and designs.


Acquisitions and Dispositions

Since 1995 the Company has made several acquisitions that
expanded  our product offerings, allowed us to enter  new
product  categories or added another  strong  brand.   In
1995,  the  Company acquired the Hoffritz trademarks  and
brand name, which we use on various cutlery, kitchenware,
bakeware  and  barware products.  In  1998,  the  Company
acquired  the  stock  of  Roshco, Inc.,  a  Chicago-based
bakeware  and  baking-related  products  company,   which
introduced  us  to the Bakeware category.   In  September
2000,  the  Company  acquired substantially  all  of  the
assets  of M. Kamenstein, Inc., a 107-year old housewares
company, whose products included pantryware, tea kettles,
spices   and   spice   racks,   and   home   organization
accessories.  As noted below, in late 2003,  the  Company
made  two additional acquisitions that introduced  us  to
two   new   product  categories:  bath  accessories   and
functional glassware products. Further, in July 2004 the Company made an additional acquisition that provided us two new product categories: tabletop and cookware.

:USE Acquisition

In  October  2003, the Company acquired the business  and
certain  assets  of  the  :USE - Tools  for  Civilization
Division  of  DX  Design Express,  Inc.  (":USE"),  which
focused   on  creating  high-end  contemporary  lifestyle
products  for  the  home, including decorative  hardware,
mirrors  and lighting for the bath, as well as decorative
window  accessories.   The :USE acquisition  gives  us  a
presence in another room in the house - the bathroom.

Gemco  Acquisition

In November 2003, the Company acquired certain assets of Gemco Ware, Inc. ("Gemco"), a distributor of functional glassware products for storing and dispensing food and condiments, a new product category for us.

Excel Acquisition

On  July  23, 2004, the Company completed the acquisition
of  the  business and certain assets of Excel  Importing,
Inc.  ("Excel"), which designed, marketed and distributed
a  diversified  line  of high quality cutlery,  tabletop,
cookware   and  barware  products  under  well-recognized
premium brand names, including Sabatier, Farberware, Joseph Abboud Environments, DBK-Daniel Boulud Kitchen and
Legnoart, all of which are licensed,  and Retroneu Design
Studio, which is owned. The Excel acquisition broadened the Company's portfolio of brands, expanded our customer base to include additional higher-end retailers and specialty stores and made us a more complete resource for our retail customers by adding flatware, dinnerware, glassware and cookware to the product categories we offer.

Prestige Companies Disposition

In  September  1999,  the Company  acquired  51%  of  the
capital   stock  of  Prestige  Italiana,  Spa  ("Prestige
Italy"),  and  Prestige  Haushaltswaren  GmbH  ("Prestige
Germany,  and together with Prestige Italy, the "Prestige
Companies")  for  approximately  $1.3  million  in  cash.
Effective  September  27,  2002,  the  Company  sold  its
interest  in  Prestige  Italy,  and,  together  with  its
minority interest shareholder, caused Prestige Germany to
sell  all  of its receivables and inventory to a European
housewares distributor.   The Prestige Companies marketed
and distributed kitchen tools, gadgets, cutlery and bakeware under the Prestige(R) trade name primarily in Italy and Germany.

Licenses

The Company uses the Farberware brand name pursuant to  a
200-year royalty-free license and licenses the KitchenAid
and  Cuisinart brand names from Whirlpool Corporation and
Conair  Corporation, respectively.  We have also recently
entered  into  a  license agreement  with  Hershey  Foods
Corporation, and with the Excel acquisition in July, 2004
we  acquired license agreements for the Sabatier,  Joseph
Abboud   Environments,  DBK-Daniel  Boulud  Kitchen   and
Legnoart brand names and an additional license for Farberware dinnerware and flatware not covered by our existing Farberware license.

Farberware Agreement

In 1996, the Company entered into an agreement to acquire
certain  assets of Farberware, Inc.  Under the  terms  of
the acquisition agreement we acquired a 200-year, royalty-
free,  exclusive  right  to use the  Farberware  name  in
connection  with product lines covered by  then  existing
license  agreements between the Company  and  Farberware,
which   included  kitchen  cutlery  products   (excluding
flatware), kitchen tools such as spatulas, barbecue forks
and kitchen "gadgets" (but excluding appliances), plus  a
limited  number  of  certain  additional  products.   The
Company also acquired 50 Farberware retail outlet  stores
pursuant  to  the acquisition agreement.  With  the  July
2004  acquisition  of  Excel,  the  Company  obtained  an
additional   Farberware  license   for   dinnerware   and
flatware, which extends until June 30, 2005.

KitchenAid Agreement

On  September  24,  2000,  the  Company  entered  into  a
licensing  agreement  with Whirlpool  Corporation.   This
agreement allows us to design, manufacture and market  an
extensive  range of kitchen utensils, barbecue items  and
pantryware products under the KitchenAid brand name.   On
January  1, 2002, our licensing agreement with  Whirlpool
Corporation was amended, to include bakeware  and  baking
related products as covered products.  A second amendment
to  the  license agreement  was  entered  into  effective
August  1,  2003, which extended the term of the  license
through  December  31,  2007  and  further  expanded  the
covered  products to include kitchen cutlery.   Shipments
of products by us under the KitchenAid name began in the second quarter of 2001.

Cuisinart Agreement

On  March  19, 2002, the Company entered into a licensing
agreement with Conair Corporation.  This agreement allows
us  to  design, manufacture and market a wide variety  of
kitchen cutlery products under the Cuisinart brand  name.
On  April  8,  2004, the licensing agreement with  Conair
Corporation  was amended, expanding the covered  products
to  include  cutting  boards.  The  license  for  kitchen
cutlery products expires on June 30, 2005 and the license
for  cutting  board products expires on  June  30,  2007.
Each license renews automatically for successive one year
terms provided the agreement is not earlier terminated by
either party and certain minimum royalty requirements are
met.   Shipments  of products by us under  the  Cuisinart
name began in the fourth quarter of 2002.

Hershey's Agreement

On  February  20,  2004,  the  Company  entered  into   a
licensing agreement with Hershey Foods Corporation.  This
agreement  allows  us to design, manufacture  and  market
S'mores Makers and Fondues under the Hershey brand  name.
The licensing agreement expires February 28, 2006 and may
be  renewed  for one year at our option provided  certain
minimum  royalty  requirements  are  met.   Shipment   of
products by us under the Hershey name began in the third quarter of 2004.



Sabatier Agreement

On  July  23  2004,  the Company acquired  from  Excel  a
licensing agreement with Rousellon Freres to utilize  the
Sabatier  brand  name for cutlery as  well  as  flatware,
serveware,  bakeware and dinnerware line extensions.  The
licensing  agreement  extends  for  twenty  years   until
December 31, 2023 and may be automatically renewed for two additional ten-year terms at our option.

DBK - Daniel Boulud Kitchen Agreements

The  Company also acquired from Excel on July  23,  2004,
three  licensing  and endorsement agreements  with  Dinex
Licensing to utilize the DBK Daniel Boulud Kitchen brands
for  cutlery  (expires June 30, 2006), cookware,  kitchen
gadgets,  dinnerware and bakeware (expires September  30,
2006),   and  flatware,  glassware,  barware  and   vases
(expires  December 31, 2008).  DBK cutlery, cookware  and
utensils  are  the  inspiration  of  4-star  chef  Daniel
Boulud.   The licenses renew automatically for successive
one year terms provided the agreements are not earlier terminated by either party and certain minimum royalty requirements are met.

Joseph Abboud Agreement

Another  license agreement acquired from  Excel  on  July
23,2004  is  with JA Apparel Corp. for the Joseph  Abboud
Environments brand for use on flatware, dinnerware, glassware, textile, tableware and giftware products. The license extends to December 31, 2007, and may be renewed with the consent of the licensor.



Products

The  Company designs, develops and markets a broad  range
of branded consumer products used in the home, including Kitchenware, Cutlery and Cutting Boards, Bakeware and
Cookware,  Pantryware  and  Spices,  Tabletop  and   Bath
Accessories.   We  have  a design  and  development  team
consisting of 33 professional designers and engineers who
create   new   products,  packaging,  and   merchandising
concepts.    In   2004,   we  developed   or   redesigned
approximately 600 individual products. Our products are marketed under various trade names including Farberware, KitchenAid, Cuisinart, Hoffritz, Sabatier(R), DBK-Daniel Boulud Kitchen(TM), Joseph Abboud Environments(R), Roshco(R), Baker's Advantage(R), Kamenstein(R), Casa-Moda(R), Hoan(R), Gemco(R) and :USE(R). Our products are manufactured to our specifications, primarily in the People's Republic of China, and are generally shipped fully assembled.


Kitchenware

The  Company  sells  over 4,000 kitchenware  items  under
various  trade  names  including Farberware,  KitchenAid,
Hoffritz,  Gemco  and  Hoan.  Our  kitchenware   products
include tools and gadgets used in the preparation and serving of meals, functional glassware products for storing and dispensing food and condiments and barbeque tools and accessories. These items are typically packaged cards, which generally are hung on racks for maximum point of sale display visibility. We also provide J-Hook and Clip Strip merchandising systems to retail customers, especially supermarkets and mass merchants, to create additional selling space and to trigger impulse buying.

Some  of  the key items developed during 2004  under  the
KitchenAid  brand  include  a  salad  spinner,  mandoline
slicer,  silicone  brushes and a  variety  of  innovative
specialty  peelers  and  fruit  slicers.   In  2004,   we
introduced a high-end line of Farberware Industrial tools
and  gadgets,  featuring a completely new  look  for  the
brand,  a  new line of silicone-over-steel kitchen  tools
with  chrome-plated zinc alloy castings, 20 new items  of
barbecue  tools,  as  well as  a  line  of  over  50  new
Farberware  Innovations items that include  a  number  of
potentially   patentable   inventions,   which   can   be
incorporated  into  all  of  the  Farberware  kitchenware
lines. Over 50 new functional glassware items were added,
including the new Swirl Glass collection, offered in both
open  stock and sets, plus new oil and vinegar sets,  oil
bottles,  and glass pitchers, all with colored tops.  The
Company  has also developed a new Facet Glass collection,
bringing   an   elegant,  upscale  look  to   affordable,
functional glassware.

New  kitchenware  items planned for 2005 include  further
expansion of KitchenAid branded products and new lines of
innovative  Farberware and Hoffritz utensils.   With  the
acquisition of Excel the Company will also be marketing kitchenware under the Sabatier brand name.

Cutlery and Cutting Boards

The  Company  sells kitchen cutlery under  a  variety  of
trade  names including Farberware, Cuisinart, KitchenAid,
Sabatier,  DBK Daniel Bouloud and Hoffritz.   Cutlery  is
sold individually, in blister packages, in boxed sets and
in   sets  fitted  into  wooden  counter  blocks,   resin
carousels  and stainless carousels.  Some Cuisinart  open
stock  cutlery  is sold in reusable hard plastic  locking
cases.  We also sell a full range of cutting boards  made
of polyethylene, wood, glass and acrylic.  These products
are  distributed  under  several  trade  names  including
Farberware, KitchenAid, Cuisinart and Hoffritz.  We  also
package   cutting  boards  with  cutlery   items   and/or
kitchenware.

A major development in 2004 was the introduction of three
full   lines  of  KitchenAid  cutlery,  pursuant  to   an
expansion  of our license from the Whirlpool Corporation.
We have designed and developed 45 cutlery SKUs, all using
a  similar design concept; however each line incorporates
different materials. One line has handles made out of all
stainless steel; one utilizes heavy-duty poly-resin;  and
one   features  the  world's  first  series  of  silicone
handles, combining the benefits of comfort and slip-resistance. The knives are offered in open stock as well as countertop wood block sets, a molded block, and a revolving carousel block. Each line is moderately priced for distribution at all levels of retail trade. Shipments of KitchenAid cutlery began in the fourth quarter of 2004.

In  addition,  the Company introduced a  fourth  line  of
Cuisinart  cutlery  in  2004,  utilizing  the  same  high
quality standards, but with a distinctly different handle
design and incorporating a cast metal cap on the back  of
the  handle.   Also introduced in 2004 was  the  patented
Cuisinart  Knife Vault, a knife block designed  to  match
today's   professional-looking  kitchens  with   built-in
mechanisms making it virtually childproof.

In  Cuisinart cutting boards, the Company debuted a  line
of   heavy-duty  polypropylene  boards,   a   series   of
polypropylene with non-slip Santoprene-corner boards, curved wood paddle boards, and the patented Chop 'N Slide board in both wood and polypropylene.

Farberware Classic forged cutlery, in both a 14-Piece and
23-Piece gift block set were major additions, as were the
Farberware  Bamboo  cutting  board  collection  and  wood
cutting boards.  In all lines of cutlery, the traditional
Japanese   "Santoku"  knife  was  the  signature   piece,
combining ancient technique with modern technology and design.


New  cutlery  items  planned  for  2005  include  further
expansion  of  KitchenAid branded cutlery sets  and  open
stock  items  and  with  the acquisition  of  Excel,  the
Company   will  also  be  marketing  cutlery  under   the
prestigious Sabatier and  DBK Daniel Bouloud brands.

Bakeware and Cookware

The  Company  sells  a  variety of  bakeware  and  baking
related  products  under the Roshco, KitchenAid,  Baker's
Advantage  and Hoffritz trade names.  This  product  line
includes baking, measuring, and rangetop products such as
metal  and  silicone  cake and pie pans,  cookie  sheets,
muffin  pans,  drip  pans, bake,  roast  and  loaf  pans,
scraper  sets,  whisks,  cutters,  rolling  pins,  baking
shells,  baking  cups,  measuring devices,  thermometers,
timers,   pizza  stones,  fondues,  woks,  ceramics   and
coasters.

In   2004,   the  KitchenAid  brand  lines   of   premium
bakeware  were expanded to include aluminum  versions  of
the  patented "Slider" cookie sheets, silicone  specialty
baking  pans, silicone baking mats, gift sets in silicone
bakeware,  and  combinations of metal pans with  silicone
liners.   The  Company  also  introduced  14   items   in
Roshco branded silicone bakeware, many of which feature a wire-frame carrying "sled".

The  Company  also  markets a diverse  line  of  products
catering   to   the   growing  trend   of   casual   home
entertaining, encompassing items such as barware, buffet servers and warmers, and innovative devices for tabletop cooking. These products are marketed under the Hoffritz, Farberware and Casa-Moda brands.

The  home  entertaining trend continued to be  strong  in
2004.    We  introduced the new "Tabletop  Grill",  which
allows for smokeless cooking right at the dining table in
2004  and  expanded our line of patented  S'mores  makers
with  the  Hershey's  brand ceramic  S'mores  maker.  The
Hershey's brand ceramic "Kiss" fondue was also added,  as
were  the  ceramic  inserts  that  convert  all  of   the
Company's S'mores makers into dessert fondues.

In 2004, Splash, an assortment of barware items utilizing a combination of colored plastic and steel with non-skid bases, was expanded to include a pitcher, chip and dip, and coasters, in new opaque colors. A series of ceramic buffetware was introduced, including a party laptray, 3-section sauce dish, flatware caddy, chip and dip, 2-tier dessert server, 4-section serving dish, gravy boat with built-in candle warmer, and a double-decker buffet stand with candle warmers.

New bakeware and cookware items planned for 2005 include expansion of KitchenAid silicone bakeware products, the introduction of KitchenAid ceramic bakeware and with the acquisition of Excel, the Company will also be marketing bakeware and cookware under the Sabatier brand name.

Pantryware and Spices

In  September  2000, with the acquisition of  Kamenstein,
the Company began marketing pantryware, teakettles, spice
racks  and home organization accessories.  These products
are   distributed  under  the  trade  names   Kamenstein,
Farberware, Hoffritz, Mrs. K's Organics, and PerfectTear.
Our  pantryware  lines are manufactured  in  wood,  wire,
stainless steel and mixed media and include bread  boxes,
mug  holders,  paper towel dispensers,  spice  carousels,
mail   caddies,   enamel  teakettles,   stainless   steel
teakettles,   storage  and  organization   products   and
hardwood message centers.  Organic and non-organic spices
are  sold  separately  in gift packs.   These  items  are
manufactured  to  our specifications outside  the  United
States; however, spice containers are filled domestically in our Winchendon, Massachusetts facility.

The  patented   PerfectTear   Paper  Towel  Holder  was
introduced in 2003, in five designs and in four materials and finishes (stainless steel, wood, chrome, and satin nickel). In 2004, 36 new PerfectTear designs were added, while also broadening the material choices to include antiqued bronze, polycarbonate, ceramic and wire. Two of the 30 newly developed spice racks were significant, the Commercial Stainless Steel spice racks in three sizes and the stainless steel "Jar Tower" spice racks. We also developed and introduced a full line of Bamboo pantryware and a new and patented line of magnetic storage and organization canisters for the kitchen and home office, along with a new sift and pour dispenser cap for spice bottles.

Bath Accessories

With  the  acquisition of :USE in October  2003,  we  now
market  upscale contemporary decorative hardware, mirrors
and   lighting   for  the  bath  and  decorative   window
accessories  under  the  :USE  trade  name.   Since   the
purchase,  three new lines of product have been developed
for  introduction in 2005, totaling over  70  items,  all
targeted  for  the more moderately priced retail  segment
with many featuring innovative and potentially patentable
items.   One  of  these  lines is  specifically  targeted
towards the back to school market and will make it simple and inexpensive for students to accessorize their bath.
The other two new lines showcase new designs and concepts like an expanding towel bar, as well as a toilet tissue holder that utilizes the patented technology of the PerfectTear Paper Towel holders.

Tabletop

In  July  2004, with the acquisition Excel,  the  Company
began  to  market tabletop products under well-recognized
brand   names,  including  Sabatier,  Farberware,  Joseph
Abboud   Environments,  DBK-Daniel  Boulud  Kitchen   and
Legnoart, all of which are licensed,  and Retroneu Design
Studio,  which is owned. The Excel acquisition  broadened
our  product  categories adding flatware, dinnerware  and
drinkware  to  the product categories we offer.  Flatware
includes  knives,  forks and spoons; dinnerware  includes
plates,   bowls,  cups,  and  accessories  and  drinkware
products include beverage glasses as well as pitchers, vases and related accessories.

For 2005, the Company is planning on introducing over  50
new patterns of flatware, dinnerware and drinkware with increased placement in the Company's existing customer base.


Sources of Supply

The  Company  sources its products from approximately  98
suppliers  located primarily in the People's Republic  of
China,  and  to  a  lesser extent in the  United  States,
Taiwan,  Thailand, Malaysia, Indonesia, Germany,  France,
Korea,  Czechoslovakia, Italy, India and Hong Kong.   For
the fiscal year ended December 31, 2004 our three largest suppliers provided us with approximately 54% of the products we distributed, as compared to 62% for the fiscal year ended December 31, 2003. This concentration of sourcing in certain key vendors is a risk to our business. Furthermore, because our product lines cover thousands of products, many products are produced for us by only one or two manufacturers. An interruption of supply from any of these manufacturers could have an adverse impact on our ability to fill orders on a timely basis. However, we believe other manufacturers with whom we do business would be able to increase production to fulfill our requirements.

The Company's policy is to maintain several months of supply of inventory and, accordingly, we order products substantially in advance of the anticipated time of its sale to our customers. While we do not have any long-term formal arrangements with any of our suppliers, in certain instances, particularly with respect to the manufacture of cutlery, we place firm commitments for products several months in advance of receipt of firm orders from our customers. Our arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of each order.
All purchase orders are in United States dollars.


Customers

The  Company's products are sold primarily in the  United
States  to  approximately  900 customers  including  mass
merchants,  specialty stores, national chains, department
stores,    warehouse   clubs,   supermarkets,   off-price
retailers  and  home centers, as well  as  through  other
channels of distribution. During the years ended December
31, 2004, 2003 and 2002, Wal-Mart Stores, Inc. (including
Sam's Clubs) accounted for approximately 24%, 29% and 20%
of  net sales, respectively.  No other customer accounted
for  10% or more of the Company's net sales during  2004,
2003  or  2002.   For the years ended December 31,  2004,
2003  and  2002, our ten largest customers accounted  for
approximately   59%,   62%  and   56%   of   net   sales,
respectively.

Marketing and Distribution


The  Company distributes its products through  a  diverse
nationwide  retail  customer base  of  approximately  900
customers  including  mass merchants,  specialty  stores,
national  chains,  department  stores,  warehouse  clubs,
supermarkets,  off-price retailers and home  centers,  as
well  as  through  other channels  of  distribution,  and
through  its  Farberware outlet stores.  The  20  largest
customers  are  each  serviced by an in-house  team  that
includes   representatives  from  our  sales,  marketing,
merchandising and product development departments. This team effort enables us to maximize the sales of our products to each of these customers. We believe we have developed close and collaborative relationships with our major customers, for whom we often develop specific versions and packaging of our product lines to be sold in their stores.

The  Company  operates  approximately  60  retail  outlet
stores  in 31 states under the Farberware name.  In  2004
under  an  agreement  with the Meyer  Corporation,  Meyer
Corporation assumed responsibiity for merchandising and for stocking Farberware cookware products in the stores, received all revenue from store sales of Farberware cookware, occupied 30% of the space in each store and reimbursed us for 30% of the operating expenses of the stores. We utilize the outlet stores to sell excess inventory, overstock and discontinued items. The Company also uses the outlet stores to test certain marketing techniques we develop prior to using such techniques with our customers. In 2003 Meyer Corporation occupied
50% of each stores space during the first nine months of the year and 30% of each stores space in the final three months of the year. The outlet stores represented 8.4%, 6.9% and 7.8% of the Company's net sales in 2004, 2003 and 2002, respectively.

The  Company's 550,000 square foot distribution  facility
in  Robbinsville, New Jersey is our largest  distribution
facility  and  most of our products are  shipped  to  our
customers from that facility.  This advanced distribution
facility  was  designed to enable us to comply  with  the
current "just-in-time" delivery requirements of our major
customers,  as  well  as  to  enable  us  to   meet   the
increasingly   more   stringent  requirements   that   we
anticipate  will  be  imposed  upon  us  by  our   retail
customers in the foreseeable future.


Competition

The  markets for Kitchenware, Cutlery and Cutting Boards,
Bakeware and Cookware, Pantryware and Spices, Tabletop and Bath Accessories are highly competitive and include numerous domestic and foreign competitors, some of which are larger than we are. The primary competitive factors in selling such products to retailers are consumer brand name recognition, quality, packaging, breadth of product line, distribution capability, prompt delivery and price to the consumer.


Patents and Trademarks

The  Company  has licenses for the following  trademarks:
KitchenAid  under  a license from Whirlpool  Corporation,
Cuisinart   under  a  license  from  Conair  Corporation,
Farberware,  Sabatier, Joseph Abboud  Environments,  DBK-
Daniel  Boulud Kitchen, Legnoart and Hershey's.  We  also
use  a  number  of owned trademarks, primarily  Hoffritz,
Baker's  Advantage, Roshco, Kamenstein,  Tristar,  Gemco,
:USE,  Hoan  and Retroneu Design Studio.  The  Farberware
trademark  is  licensed  under  a  200-year  royalty-free
agreement.   We consider these trademarks significant  to
our competitive position. Some of these trademarks are registered in the United States and others have become distinctive marks as to which we have acquired common law rights.

The  Company also owns several design and utility patents
expiring from 2004 to 2023 on the overall design of  some
of  our  products.  We acquired patents,  trademarks  and
copyrights  as part of the Hoffritz, Roshco,  Kamenstein,
:USE  and  Excel acquisitions that expire  from  2004  to
2022.   We  believe that the expiration  of  any  of  our
patents would not have a material adverse effect on our business.


Seasonality

The Company's business and working capital needs are highly seasonal, with a significant majority of sales occurring in the third and fourth quarters. In 2004, 2003 and 2002, net sales for the third and fourth quarters combined accounted for 63%, 66% and 61% of total annual net sales, respectively, and operating profit earned in the third and fourth quarters combined accounted for 92%, 97% and 100% of total annual profits, respectively.
Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season.


Backlog


The  Company's backlog at December 31, 2004 and 2003  was
$10,568,000  and $5,242,000, respectively.   The  Company
expects  to  fill  the  2004 backlog  during  2005.   The
Company does not believe that backlog is indicative of its future results of operations or prospects. Although the Company seeks commitments from customers well in advance of shipment dates, actual confirmed orders are typically not received until close to the required shipment dates.

Employees

As  of  December 31, 2004, the Company had 751  full-time
employees,  of  whom  7  were employed  in  an  executive
capacity,  100  in  sales, marketing, design  or  product
development  capacities, 97 in financial,  administrative
or  clerical capacities, 220 in  distribution  capacities
and  327  were  outlet  store  personnel.   None  of  the
Company's employees are represented by a labor union. The
Company considers its employee relations to be good.

Regulatory Matters

Certain of the products the Company manufactures are subject to the jurisdiction of the U.S. Consumer Product
Safety Commission (CPSC). Our spice packing facility in Winchendon, Massachusetts is subject to regulation by the Food and Drug Administration (FDA).



ITEM 2. PROPERTIES

The following table describes the facilities (other than the outlet stores) at which the Company operates its business:

                                Approximate  Owned       Lease
Description/Use of                Square      or      Expiration
    Property        Location     Footage    Leased       Date

Corporate           Westbury,
headquarters        New York      47,000     Owned        N/A


Distribution        Robbinsville
facility            New Jersey    550,000    Leased      7/9/16

Showroom/Office     Bentonville,
                    Arkansas       3,750     Leased      5/31/07

Kamenstein          Elmsford,      6,200     Leased      3/31/09
headquarters        New York

Kamenstein          Winchendon,
distribution        Massachusetts  169,000    Owned       N/A
facility

Showroom/Office     Zhuhai,         4,000    Leased      4/19/06
                    China

Showroom/Office     Shanghai,       1,800    Leased      9/14/06
                    China

Sales Office        Chicago,         750     Leased     12/15/05
                    Illinois

In  addition to the properties listed above, the  Company
leases  approximately 60 stores in retail outlet  centers
located  in 31 states throughout the United States.   The
stores range in size from approximately 2,000 square feet to 5,500 square feet. The terms of these leases range from month-to-month to five years with expiration dates beginning in January 2005 and extending through July
2009.

Subject to certain provisions in the lease agreement for the Robbinsville, New Jersey distribution facility, the Company has three separate renewable options each of which would extend the term of the lease for a period of five years.

The  Company  no  longer  occupies  approximately  13,000
square  feet of leased office space located in  Westbury,
New  York under a lease that will expire on May 31,  2006
and intends to sublease this space.


ITEM 3. LEGAL PROCEEDINGS

The Company has, from time to time, been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of our business, and that none of this litigation, if determined adversely to us, would have a material adverse effect on our consolidated financial position or results of operations.


ITEM  4.  SUBMISSION  OF MATTERS TO A  VOTE  OF  SECURITY
HOLDERS

Not applicable.
                           13


PART II

ITEM  5.  MARKET  FOR THE REGISTRANT'S COMMON  STOCK  AND
RELATED STOCKHOLDER MATTERS

The  Company's  Common Stock has been  traded  under  the
symbol  "LCUT"  on The NASDAQ National Market  ("NASDAQ")
since  its  initial public offering in  June  1991.   The
Board of Directors of the Company has authorized a repurchase of up to 3,000,000 of its outstanding shares of Common Stock in the open market. Through December 31, 2004, a cumulative total of 2,128,000 shares of Common
Stock had been repurchased and retired at a cost of approximately $15,235,000. There were no repurchases in 2004 or 2003.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by NASDAQ.

                        2004            2003
                    High     Low     High    Low

  First Quarter     $17.65  $13.41   $7.10   $4.68

  Second Quarter    $22.79  $17.78   $7.93   $6.30

  Third Quarter     $22.98  $14.85  $10.50   $6.43

  Fourth Quarter    $15.90  $11.74  $17.12   $9.84


The Company estimates that at December 31, 2004, there were approximately 2,000 beneficial holders of the Common
Stock of the Company.

The  Company is authorized to issue 2,000,000  shares  of
Series B Preferred Stock, par value of One Dollar ($1.00)
each,  none  of which is outstanding.    The  Company  is
also authorized to issue 100 shares of Series A Preferred
Stock, par value of One Dollar ($1.00) each, none of which is outstanding.
The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its Common Stock during each of 2004 and 2003.
The Board of Directors currently intends to continue to pay quarterly cash dividends of $0.0625 per share of Common Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividends at any time.

The following table summarizes the Company's equity compensation plans as of December 31, 2004:

                                               Number of
                                              securities
                                               remaining
                Number of                    available for
              securities to    Weighted     future issuance
                be issued       average       under equity
              upon exercise    exercise    compensation plans
                   of          price of    (excluding securities
               outstanding    outstanding     reflected in
Plan category    options        options        column (a))
                   (a)            (b)             (c)
Equity
compensation
plans approved
by security
holders          694,807         $7.59          949,500

Equity
compensation
plans not
approved by
security
holders               --            --               --

Total            694,807         $7.59          949,500

ITEM 6. SELECTED FINANCIAL DATA

The  selected consolidated income statement data for  the
years  ended  December 31, 2004, 2003 and 2002,  and  the
selected  consolidated balance sheet data as of  December
31,  2004  and 2003, have been derived from the Company's
audited   consolidated  financial   statements   included
elsewhere  in  this  Annual  Report  on  Form  10-K.  The
selected consolidated income statement data for the years
ended  December  31,  2001 and  2000,  and  the  selected
consolidated balance sheet data as of December 31,  2002,
2001  and  2000,  are  derived from audited  consolidated
financial  statements  of  the  Company  which  are   not
included in this Annual Report on Form 10-K.  The Company
acquired  the business and certain assets of  Kamenstein.
in  September 2000, of  :USE in October 2003, of Gemco in
November 2003 and of Excel in July 2004. This information
should   be   read  together  with  the   discussion   in
"Management's  Discussion  and  Analysis   of   Financial
Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

          (in thousands except per share data)

                                      Year Ended December 31,
                               2004      2003     2002      2001      2000
INCOME STATEMENT DATA:
Net sales                    $189,458  $160,355  $131,219  $135,068  $121,124

Cost of sales                 111,497    92,918    73,145    75,626    70,189
Distribution expenses          22,830    21,030    22,255    22,037    16,555
Selling, general and
 administrative expenses       40,282    31,762    28,923    30,427    26,882
Income from operations         14,849    14,645     6,896     6,978     7,498
Interest expense                  835       724     1,004     1,015       730
Other income, net                (60)      (68)      (66)      (98)      (82)

Income before income taxes     14,074    13,989     5,958     6,061     6,850
Income taxes                    5,602     5,574     2,407     2,449     2,786
Income from continuing
 operations                    $8,472    $8,415    $3,551    $3,612    $4,064
Basic earnings per common
 share from continuing
 operations                     $0.77     $0.79     $0.34     $0.34     $0.37
Weighted average shares -
 basic                         10,982    10,628    10,516    10,492    10,995

Diluted earnings per common
 share from continuing
 operations                     $0.75     $0.78     $0.34     $0.34     $0.37
Weighted average shares and
 common share equivalents -
 diluted                       11,226    10,754    10,541    10,537    11,079

Cash dividends paid per common
 share                          $0.25     $0.25     $0.25     $0.25     $0.25

                                               December 31,
                                2004      2003     2002    2001     2000
BALANCE SHEET DATA:
Current assets                $102,543  $88,284  $66,189  $75,486  $73,280
Current liabilities             52,913   46,974   32,809   44,925   34,074
Working capital                 49,630   41,310   33,380   30,561   39,206
Total assets                   156,335  136,736  113,369  124,856  113,307
Short-term borrowings           19,400   16,800   14,200   22,847   10,746
Long-term debt                   5,000        -        -        -        -
Stockholders' equity            92,938   86,081   78,309   78,061   77,517

Effective  September  2002,  the  Company  sold  its  51%
controlling  interest in Prestige Italia, Spa  ("Prestige
Italy"),   and,  together  with  its  minority   interest
shareholder,    caused   Prestige   Haushaltwaren    GmbH
("Prestige Germany", and together with Prestige Italy, the "Prestige Companies") to sell all of its receivables and inventory to a European housewares distributor. The results of operations of the Prestige Companies through the date of disposal are reflected as discontinued operations and are therefore excluded from the selected consolidated income statement data presented above.

Certain selling, general and administrative expenses have been reclassified to distribution expenses in 2003, 2002, 2001 and 2000 to conform with the current year's presentation.



     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  RESULTS OF OPERATIONS
General
The  following  discussion should be read in  conjunction
with  the  consolidated  financial  statements  for   the
Company and notes thereto filed under item 8.

OVERVIEW

The Company is a leading designer, developer and marketer
of a broad range of branded consumer products used in the
home, including Kitchenware, Cutlery and Cutting Boards, Bakeware and Cookware, Pantryware and Spices, Tabletop
and  Bath Accessories.  Products are marketed under brand
names including Farberware(R), KitchenAid(R), Cuisinart(R), Hoffritz(R), Sabatier(R), DBK-Daniel Boulud Kitchen(TM), Joseph Abboud Environments(R), Roshco(R), Baker's Advantage(R), Kamenstein(R), Casa-Moda(R), Hoan(R), Gemco(R) and :USE(R). The Company uses the Farberware(R) brand name for kitchenware, cutlery and cutting boards and bakeware pursuant to a 200-
year royalty-free license. The Company licenses the KitchenAid(R), Cuisinart(R), Farberware(R) (for flatware and dinnerware), Sabatier(R), DBK-Daniel Boulud Kitchen(TM) and Joseph Abboud Environments(R) trade names pursuant to licenses granted by the owners of those brands. All other
brand  names  listed  above are owned.   Several  product
lines are marketed within each of the Company's product categories and under brands primarily targeting moderate to medium price points, through every major level of trade.

Over  the last several years, sales growth has come from:
(i)    expanding   product   offerings   within   current
categories,   (ii)   developing  and  acquiring   product
categories   and   (iii)   entering   new   channels   of
distribution,  primarily  in  the  United  States.    Key
factors in the Company's growth strategy have been, and will continue to be, the selective use and management of strong brands and the ability to provide a steady stream of new products and designs.

For  the  year  ended December 31, 2004, net  sales  were
$189.5  million, which represented an 18.1%  growth  over
the  previous year.  The combined net sales in  2004  for
the  Gemco,  :USE  and  Excel businesses  that  had  been
acquired  during  the past 15 months, were  approximately
$14.3   million  compared  to  $0.6  million   in   2003.
Excluding the impact of these acquisitions, net sales for
2004  were  approximately $175.2 million, a  9.6%  growth
over  2003.   The  9.6% increase in sales  was  primarily
attributable  to  the  continuing growth  in  demand  for
KitchenAid  branded  products  and  higher  Outlet  Store
sales,  offset  by lower sales in 2004 of  the  Company's
S'mores  Maker.  Net sales for the Outlet Stores in  2004
were  $15.9  million compared to $11.0 million  in  2003.
The sales growth for the Outlet Stores was principally attributable to the Company assuming responsibility for an additional 20% of the floor space in each store, effective October 1, 2003.

The   Company's  gross  profit  margin  is   subject   to
fluctuation  due primarily to product mix  and,  in  some
instances, customer mix.  In 2004 our gross profit margin
declined  as  a substantial portion of our  sales  growth
came  from  sales  of KitchenAid branded products,  which
generate  lower  margins  due  to  the  added   cost   of
royalties, and increased sales of other product lines, including Gemco functional glassware and Excel products, that generate lower gross profit margins.

Our operating profit margin declined in 2004 due to three
factors:  (i) the $14.3 million in sales for the recently
acquired  Gemco,  :USE and Excel businesses  generated  a
small  operating  loss in 2004, (ii) the distribution  of
the Company's products through its outlet stores generated
higher  sales  and   a  larger  operating loss  in   2004
compared  to 2003 and (iii)added personnel costs incurred
in  2004 to expand the product design group, the overseas
sourcing   department   and  our  sales   and   marketing
departments to accommodate future growth. In addition, the Company incurred in excess of $900,000 of direct expenses in 2004 related to Sarbanes-Oxley compliance work.

The  Company's  business and working  capital  needs  are
highly  seasonal,  with a significant majority  of  sales
occurring in the third and fourth quarters. In 2004, 2003
and  2002,  net  sales for the third and fourth  quarters
combined  accounted for 63%, 66% and 61% of total  annual
net  sales, respectively, and operating profit earned  in
the third and fourth quarters combined accounted for 92%,
97%   and   100%  of  total  annual  operating   profits,
respectively. Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season.


Critical Accounting Policies and Estimates
Management's   Discussion  and  Analysis   of   Financial
Condition   and  Results  of  Operations  discusses   the
Company's  consolidated financial statements, which  have
been  prepared  in accordance with accounting  principles
generally  accepted in the United States. The preparation
of these financial statements requires management to make
estimates  and  assumptions  that  affect  the   reported
amounts  of assets and liabilities and the disclosure  of
contingent  assets and liabilities at  the  date  of  the
financial statements and the reported amounts of revenues
and  expenses during the reporting period. On an on-going
basis,  management evaluates its estimates and judgments,
including those related to inventories. Management  bases
its  estimates and judgments on historical experience and
on   various  other  factors  that  are  believed  to  be
reasonable under the circumstances, the results of  which
form  the  basis for making judgments about the  carrying
values  of  assets and liabilities that are  not  readily
apparent  from other sources. Actual results  may  differ
from  these  estimates  under  different  assumptions  or
conditions.  The Company's accounting policies  are  more
fully  described in Note A of the consolidated  financial
statements.   The  Company believes  that  the  following
discussion   addresses   the  Company's   most   critical
accounting  policies,  which  are  those  that  are  most
important  to the portrayal of the Company's consolidated
financial condition and results of operations and require
management's  most  difficult,  subjective  and   complex
judgments.

Merchandise   inventories,  consisting   principally   of
finished goods, are priced under the lower-of-cost (first-
in,  first-out  basis)  or market method.   Reserves  for
excess  or  obsolete inventory reflected in the Company's
consolidated balance sheets at December 31, 2004 and 2003
are   determined   to  be  adequate  by   the   Company's
management; however, there can be no assurance that these
reserves  will prove to be adequate over time to  provide
for  ultimate  losses in connection  with  the  Company's
inventory.  The Company's management periodically reviews
and  analyzes  inventory reserves based on  a  number  of
factors  including,  but not limited to,  future  product
demand   of   items   and  estimated   profitability   of
merchandise.

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

Effective  January 1, 2002, the Company adopted Statement
of   Financial  Accounting  Standard  ("SFAS")  No.  141,
"Business  Combinations" and SFAS No. 142, "Goodwill  and
Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No.
142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Accordingly, the Company ceased amortizing goodwill effective January 1, 2002. For each of the years ended December 31, 2004 and December 31, 2003, the Company completed its assessment. Based upon such reviews, no impairment to the carrying value of goodwill was identified.

Effective January 1, 2002, the Company adopted SFAS  144,
"Accounting  for  Impairment or  Disposal  of  Long-Lived
Assets".  SFAS 144 requires that a long-lived asset shall
be  tested  for impairment whenever events or changes  in
circumstances indicate that its carrying amount  may  not
be recoverable.  For each of the years ended December 31,
2004  and  December 31, 2003, the Company  completed  its
assessment.   Based upon such reviews, no  impairment  to
the   carrying   value  of  any  long-lived   asset   was
identified.

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below:

                                   Year Ended December 31,
                                 2004       2003         2002
 Net sales                       100.0 %    100.0 %      100.0 %
 Cost of sales                    58.9       57.9         55.7
 Distribution expenses            12.0       13.1         17.0
 Selling, general and
  administrative expenses         21.2       19.8         22.0
 Income from operations            7.9        9.2          5.3
 Interest expense                  0.4        0.5          0.8
 Other income, net                   -          -            -
 Income before income taxes        7.5        8.7          4.5
 Income taxes                      3.0        3.5          1.8
 Income from continuing
  operations                       4.5 %      5.2 %        2.7 %


2004 COMPARED TO 2003

Net Sales

Net  sales  in 2004 were $189.5 million, an  increase  of
approximately $29.1 million, or 18.1% higher  than  2003.
The  combined  net sales in 2004 for the Gemco  and  :USE
businesses acquired in the fourth quarter of 2003 and the
Excel  business that was acquired in July  2004,  totaled
approximately $14.3 million compared to $0.6  million  in
2003.  The Outlet Stores sales were $15.9 million in 2004
compared  to  $11.0 million in 2003.  Excluding  the  net
sales   attributable  to  the  Gemco,  :USE,  and   Excel
businesses  and  the  Outlet Stores,  net  sales  totaled
approximately $159.2 million, a 7.0% increase over 2003's
sales  of  $148.7  million.  The increase  in  sales  was
primarily  attributable to increased sales of  KitchenAid
branded  products in the Company's kitchenware,  bakeware
and cutlery product lines and, to a lesser extent, higher
sales  of its pantryware products.  These sales increases
in  2004  were  offset primarily by lower  sales  of  the
Company's   S'mores  Maker.   Sales  of  Farberware   and
Cuisinart branded cutlery and Roshco branded bakeware also declined in 2004.

The  Outlet  Stores  sales  increased  to  $15.9  million
compared  to  $11.0 million in 2003.  The  Outlet  Stores
sales  growth was principally attributable to the Company
assuming  responsibility for 70% of  the  space  in  each
store, effective October 1, 2003, compared to 50% of  the
space  in  prior  periods.   The  Outlet  Stores  had  an
operating loss of $1.3 million in 2004, compared to an operating loss of $1.0 million in 2003.


Cost of Sales

Cost of sales for 2004 was $111.5 million, an increase of
approximately  $18.6 million, or 20.0%  more  than  2003.
Cost  of sales as a percentage of net sales increased  to
58.9%  in 2004 from 57.9% in 2003, primarily as a  result
of  higher  sales  of KitchenAid branded  products  which
generate  lower  margins  due  to  the  added  costs   of
royalties and an increase in sales of other products that
carry   lower  gross  profit  margins,  including   Gemco
functional glassware products and Excel products.

Distribution Expenses

Distribution   expenses,  which  primarily   consist   of
warehousing expenses, handling costs of products sold and
freight-out  expenses, were $22.8  million  for  2004  as
compared  to  $21.0  million for  2003.   In  2003  these
expenses included relocation charges, duplicate rent  and
other  costs associated with the Company's move into  its
Robbinsville, New Jersey distribution facility  amounting
to $0.7 million.  No such expenses were incurred in 2004.
Excluding   these  moving  related  costs,   distribution
expenses  were 12.3% higher in 2004 as compared to  2003.
However,  as  a  percentage of  net  sales,  distribution
expenses,   excluding   the   aforementioned   relocation
charges, were 12.0% in 2004 as compared to 12.7% in 2003.
This   improved   relationship  reflects  primarily   the
benefits of labor savings and efficiencies generated by our main distribution center in Robbinsville, New Jersey.


Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  for  2004
were  $40.3  million,  an increase of  $8.5  million,  or
26.8%,  from 2003.  The increase in selling, general  and
administrative expenses was primarily attributable to the
following:   increased Outlet Store  operating  expenses,
resulting from the Company being responsible for 70% of the space and expenses of each store for the last three months of 2003 and all of 2004 compared to 50% of the space and expenses of each store for the first nine months of 2003; additional operating expenses of the :USE, Gemco and Excel businesses recently acquired; the higher personnel costs associated with planned personnel increases in the product design group, the overseas sourcing department and sales and marketing departments and expenses related to Sarbanes-Oxley compliance work.


Interest Expense

Interest expense for 2004 was $0.8 million, an increase of $0.1 million or 15.3%, from 2003.

Income Taxes

Income taxes for each of 2004 and 2003 were $5.6 million.
Income taxes as a percentage of income before taxes
remained consistent from year-to-year at approximately
40%.
                           20


2003 COMPARED TO 2002

Net Sales

Net  sales  in 2003 were $160.4 million, an  increase  of
approximately $29.1 million, or 22.2% higher  than  2002.
The  increase in sales volume was attributable  primarily
to  increased  shipments  of KitchenAid  branded  kitchen
tools  and  gadgets  and bakeware,  the  Company's  newly
designed   S'mores   Makers  and  Kamenstein   pantryware
products.

The  Outlet  Stores  sales  increased  to  $11.0  million
compared  to  $10.3 million in 2002.  The  Outlet  Stores
became  responsible for 70% of the space and expenses  in
each store, effective October 1, 2003, compared to 50% of
the  space  and  expenses in prior periods.   The  Outlet
Stores had an operating loss of $1.0 million in 2003, compared to an operating loss of $0.1 million in 2002.



Cost of Sales

Cost of sales for 2003 was $92.9 million, an increase  of
approximately  $19.8 million, or 27.0%  more  than  2002.
Cost  of sales as a percentage of net sales increased  to
57.9% in 2003 from 55.7% in 2002, due primarily to higher
sales  of licensed branded products which generate  lower
margins due to the added costs of royalties and a  higher
cost  of  sales-to-net sales relationship for  Kamenstein
products  in  2003.   In addition, the amount  of  direct
import  sales increased in 2003.  These sales  relate  to
products shipped directly from contract manufacturers  to
the  Company's retail customers and therefore carry lower
gross  profit  margins  as  the  pricing  of  such  sales
recognizes   that  the  Company  does   not   incur   any
warehousing or distribution costs.


Distribution Expenses

Distribution   expenses,  which  primarily   consist   of
warehousing expenses, handling costs of products sold and
freight-out  expenses, were $21.0  million  for  2003  as
compared  to  $22.2  million for  2002.   These  expenses
included  relocation charges, duplicate  rent  and  other
costs  associated  with  the  Company's  move  into   its
Robbinsville, New Jersey distribution facility  amounting
to   $0.7  million  in  2003 and $2.2  million  in  2002.
Excluding   these  moving  related  costs,   distribution
expenses were 1.2% higher in 2003 as compared to 2002 due
to   higher  depreciation  expense  related  to   capital
expenditures  for the new automated  distribution  system
and related equipment, offset by lower payroll costs.  As
a   percentage  of  net  sales,  distribution   expenses,
excluding  the  aforementioned relocation charges,   were
12.7%  in  2003  as  compared to  15.3%  in  2002.   This
improved relationship reflects the benefits of labor savings generated by the new systems in our Robbinsville, New Jersey distribution facility.


Selling, General and Administrative Expenses

Selling,  general  and administrative expenses  for  2003
were $31.8 million, an increase of $2.8 million, or 9.8%,
from   2002.   The  increase  in  selling,  general   and
administrative expenses was primarily attributable to increased personnel costs, including planned personnel additions in the sales and product design departments, increased commission expense related to the higher sales volume and higher consulting fees.


Interest Expense

Interest expense for 2003 was $0.7 million, a decrease of
$0.3  million,  or  27.9%, from 2002.   The  decrease  is
attributable to a decrease in the average level of borrowings outstanding during 2003 under the Company's secured, revolving credit facility.

Income Taxes

Income taxes for 2003 were $5.6 million, an increase of $3.2 million or 131.6%, from 2002. The increase in income taxes is directly related to the increase in income before taxes from 2002 to 2003. Income taxes as a percentage of income before taxes remained consistent from year-to-year at approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and
(ii) borrowings available under its credit facility. Its primary uses of funds consist of capital expenditures, acquisitions, funding for working capital increases, payments of principal and interest on its debt and payment of cash dividends.

At  December  31,  2004, the Company had  cash  and  cash
equivalents of $1.7 million, compared to $1.2 million  at
December  31,  2003; working capital was  $49.6  million,
compared  to  $41.3  million at December  31,  2003;  the
current  ratio was 1.94 to 1 compared to  1.88  to  1  at
December  31,  2003;  and borrowings increased  to  $24.4
million at December 31, 2004 compared to $16.8 million at
December  31,  2003.   The increase  in  working  capital
primarily   resulted  from  an  increase  in  merchandise
inventories offset in part by an increase in accounts payable and trade acceptances and accrued expenses.

Cash  provided  by operating activities was approximately
$4.4  million, primarily resulting from net income before
depreciation,  amortization,  provisions  for  losses  on
accounts  receivable  and  other  non-cash  charges   and
increased   income  taxes  payable  offset  by  increased
merchandise  inventories, decreased accounts payable  and
trade  acceptances and accrued expenses.   Cash  used  in
investing  activities  was  approximately  $9.9  million,
which  consisted of purchases of property  and  equipment
and   the   cash  paid  in  connection  with  the   Excel
acquisition.   Net cash provided by financing  activities
was approximately $6.0 million, primarily as a result of an increase in short and long-term borrowings and the proceeds from the exercise of stock options, offset by cash dividends paid.

Capital  expenditures were $2.9 million in 2004 and  $2.2
million in 2003. Total planned capital expenditures for 2005 are estimated at $5.0 million. These expenditures are expected to be funded from current operations, cash and cash equivalents and, if necessary, from borrowings under the Company's secured credit facility.

As of December 31, 2004, the Company's contractual obligations were as follows (in thousands of dollars):

                         Payments Due by Period
                            Less                      More
Contractual                than 1    1-3     3-5     Than 5
 Obligations     Total      Year    Years   Years     Years
Operating
 Leases         $40,194   $5,941   $8,929   $6,705   $18,619
Capitalized
 Leases           1,204      331      581      292         -
Short-term debt  19,400   19,400        -        -         -
Long-term debt    5,000        -        -    5,000         -
Royalty License
 Agreements      11,103    3,618    7,439       46         -
Employment
 Agreements       5,312    3,157    2,155        -         -
Totals          $82,213  $32,447  $19,104  $12,043   $18,619


On  July 28, 2004, the Company entered into a $50 million
five-year,   secured   credit   facility   (the   "Credit
Facility")  with  a  group of banks and,  in  conjunction
therewith,  canceled  its $35 million  secured,  reducing
revolving  credit  facility which was due  to  mature  in
November 2004.  Borrowings under the Credit Facility  are
secured  by all of the assets of the Company.  Under  the
terms of the Credit Facility, the Company is required  to
satisfy    certain    financial   covenants,    including
limitations on indebtedness and sale of assets; a minimum
fixed   charge  ratio;  a  maximum  leverage  ratio   and
maintenance of a minimum net worth. Borrowings under the credit facility have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio. As of December 31, 2004, the Company had outstanding $0.4 million of letters of credit and trade acceptances, $19.4 million of short-term borrowings and a $5.0 million term loan under its Credit Facility and, as a result, the availability under the Credit Facility was $25.2 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at December 31, 2004 ranged from 3.3125% to 5.25%.

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

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT
MARKET RISK

Market  risk represents the risk of loss that may  impact
the   consolidated   financial   position,   results   of
operations or cash flows of the Company.  The Company  is
exposed  to  market  risk  associated  with  changes   in
interest  rates.  The Company's revolving credit facility
bears  interest  at  variable rates and,  therefore,  the
Company is subject to increases and decreases in interest
expense   on  its  variable  rate  debt  resulting   from
fluctuations  in  interest rates.   There  have  been  no
changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the year ended December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for the years ended December 31, 2004 and 2003 are included herein commencing on page F-1.

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003.

                               Three Months Ended
                           3/31   6/30     9/30     12/31
                      (in thousands, except per share data)
2004

Net sales               $37,129  $33,029  $51,241  $68,059
Cost of sales            21,689   19,154   30,553   40,100
Net income                  345      203    2,584    5,340
Basic earnings per common
 share                    $0.03    $0.02    $0.23    $0.48
Diluted earnings per
 common share             $0.03    $0.02    $0.23    $0.47

2003

Net sales               $24,284  $29,950  $44,068  $62,053
Cost of sales            13,426   17,003   25,552   36,936
Net (loss) income         (602)      724    2,887    5,408
Basic (loss) earnings per
 common share           ($0.06)    $0.07    $0.27    $0.50
Diluted (loss) earnings
 per common share       ($0.06)    $0.07    $0.27    $0.49


The quarterly results of operations for the periods ended
September 30, 2004 and December 31, 2004 include the operations of Excel acquired in July 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS and PROCEDURES

Management's   Evaluation  of  Disclosure  Controls   and
Procedures

The term disclosure controls and procedures is defined in
the  Securities  Exchange Act of 1934,  as  amended  (the
"Exchange Act") or Rules 13a-15(e) and 15d-15(e)  of  the
Exchange  Act.   This  term refers to  the  controls  and
procedures of a company that are designed to ensure  that
information  required to be disclosed by the  company  in
the  reports  that  it files under the  Exchange  Act  is
recorded,  processed, summarized and reported within  the
time  periods  specified by the Securities  and  Exchange
Commission.   An  evaluation  was  performed  under   the
supervision  and with the participation of the  Company's
management, including its Chief Executive Officer ("CEO")
and Chief Financial Officer ("CFO"), of the effectiveness
of the Company's disclosure controls and procedures as of
December  31,  2004.   Based  on  that  evaluation,   the
Company's   management,  including  the  CEO   and   CFO,
concluded  that  the  Company's disclosure  controls  and
procedures  were  effective  as  of  December  31,  2004.
During the quarter ended on December 31, 2004, there  was
no   change  in  the  Company's  internal  control   over
financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Management's  Report on Internal Control  over  Financial
Reporting

Management of the Company is responsible for establishing
and maintaining effective internal control over financial
reporting as defined in Rule 13a-15(f) under the Exchange
Act.   The  Company's  internal  control  over  financial
reporting  is  designed to provide  reasonable  assurance
regarding the reliability of financial reporting and  the
preparation of financial statements for external purposes
in   accordance  with   accounting  principles  generally
accepted in the United States of America.

Because  of  inherent limitations, internal control  over
financial   reporting   may   not   prevent   or   detect
misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As  required by Section 404 of the Sarbanes-Oxley Act  of
2002,  management  assessed  the  effectiveness  of   the
Company's internal control over financial reporting as of
December  31,  2004  using  the  criteria  set  forth  in
Internal  Control - Integrated Framework  issued  by  the
Committee  of  Sponsoring Organizations of  the  Treadway
Commission   ("COSO").    Based   on   this   assessment,
management believes that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on those criteria.

During   this  process  the  Company  identified  control
opportunities, none of which constituted a material weakness, and implemented a process to investigate and, as appropriate, remediate such matters. The Company is continuing to review, evaluate, document and test our internal control and procedures and may identify areas where disclosure and additional corrective measures are advisable or required. The Company will also look for methods to improve its overall system of controls.

Management's  assessment  of  the  effectiveness  of  the
Company's internal control over financial reporting as of
December 31, 2004, has been audited by Ernst & Young LLP,
the  independent  registered public accounting  firm  who
also   audited   the  Company's  consolidated   financial
statements.   Ernst & Young LLP's attestation  report  on
management's assessment of the Company's internal control over financial reporting appears on page F-3.



PART III

ITEMS 10, 11, 12, 13 and 14

Information  required under these items is  contained  in
the  Company's 2005 Proxy Statement , which will be filed
with  the  Securities and Exchange Commission within  120
days after the close of the Company's fiscal year covered by this Form 10-K. Accordingly, this information is therefore incorporated herein by reference.

PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND
           REPORTS ON FORM 8-K

(a)   (1)  and  (2) - see list of Financial Statements  and
      Financial Statement Schedule on F-1.

(b)   Reports on Form 8-K in the fourth quarter of 2004.

      On November 4, 2004, the Company filed a report on Form 8-K announcing results of operations and financial condition for its third quarter ended
      September 30, 2004.

      On November 8, 2004, the Company filed a report on Form 8-K announcing that Mr. Ronald Shiftan had been elected Vice Chairman of the Board.

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

10.36 Consulting Agreement dated October 1, 2002, between Lifetime Hoan Corporation and Ronald Shiftan.

10.37 Amendment  No.  6  to Outlet  Store  Operating
      Agreement, dated as of April 30, 2003 (the "Amendment", made by and between Outlet Retail Stores, Inc. and Cookware Concepts, Inc.

10.38 Robert McNally Employment Agreement dated July
      1, 2003.

10.39 Craig Phillips Employment Agreement dated July
      1, 2003.

10.40 Bruce Cohen Employment Agreement dated July  1,
      2003.

10.41 Evan Miller Employment Agreement dated July  1,
      2003.

10.42 Robert Reichenbach Employment Agreement  dated
      July 1, 2003.

10.43 Amendment   and   Restated  Credit   Facility
      Agreement between Lifetime Hoan Corporation and  the
      Bank of New York dated July 28, 2004.

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

Signature               Title                           Date

/s/ Jeffrey Siegel   Chairman of the Board of       March 16, 2005
Jeffrey Siegel        Directors,
                     Chief Executive Officer,
                     President and Director

/s/ Robert McNally
Robert McNally       Vice-President - Finance       March 16, 2005
                      and Treasurer
                     (Principal Financial and
                      Accounting Officer)

/s/ Craig Phillips
Craig Phillips       Director                       March 16, 2005

/s/ Bruce Cohen
Bruce Cohen          Director                       March 16, 2005

/s/ Ronald Shiftan
Ronald Shiftan       Director                       March 16, 2005

/s/ Howard Bernstein
Howard Bernstein     Director                       March 16, 2005

/s/ Leonard Florence
Leonard Florence     Director                       March 16, 2005

/s/ Cherrie Nanninga
Cherrie Nanninga     Director                       March 16, 2005

/s/ William Westerfield
William Westerfield  Director                       March 16, 2005

/s/ Sheldon Misher
Sheldon Misher       Director                       March 16, 2005


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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14 and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))) for the registrant and have:

        a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
        c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal controls over financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:        March 16, 2005



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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14 and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))) for the registrant and have:

       a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal controls over financial reporting; and

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors
     (or persons performing the equivalent functions):
        a. All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report information; and
        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:        March 16, 2005



___/s/ Robert McNally___________
Robert McNally
Vice President and
Chief Financial Officer

            FORM 10-K - ITEM 15(a)(1) and (2)
                LIFETIME HOAN CORPORATION

  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                        SCHEDULE


The following Financial Statements and Schedule of
Lifetime Hoan Corporation are included in Item 8.

Report of Independent Registered Public Accounting Firm          F-2
Report of Independent Registered Public Accounting Firm
 on Internal Control Over Financial Reporting                    F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003 F-5 Consolidated Statements of Income for the
     Years ended December 31, 2004, 2003 and 2002                F-6
Consolidated Statements of Stockholders' Equity for the
     Years ended December 31, 2004, 2003 and 2002                F-7
Consolidated Statements of Cash Flows for the
     Years ended December 31, 2004, 2003 and 2002                F-8
Notes to Consolidated Financial Statements                       F-9


The following financial statement schedule of Lifetime Hoan Corporation is included in Item 15 (d);

Schedule II - Valuation and qualifying accounts                  S-1





All other schedules in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Hoan Corporation

We  have  audited  the accompanying consolidated  balance
sheets of Lifetime Hoan Corporation and subsidiaries (the
"Company")  as  of  December 31, 2004 and  2003  and  the
related  consolidated statements of income, stockholders'
equity, and cash flows for each of the three years in the
period ended December 31, 2004.  Our audits also included
the  financial statement schedule listed in the Index  at
Item 15(d).  These consolidated financial statements  and
schedule   are   the  responsibility  of  the   Company's
management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the  standards
of  the Public Company Accounting Oversight Board (United
States).   Those  standards  require  that  we  plan  and
perform  the  audit to obtain reasonable assurance  about
whether  the  financial statements are free  of  material
misstatement.   An audit includes examining,  on  a  test
basis, evidence supporting the amounts and disclosures in
the   financial  statements.   An  audit  also   includes
assessing  the accounting principles used and significant
estimates  made by management, as well as evaluating  the
overall  financial  statement presentation.   We  believe
that our audits provide a reasonable basis for our opinion.

In  our  opinion,  the financial statements  referred  to
above  present  fairly,  in all  material  respects,  the
consolidated   financial  position   of   Lifetime   Hoan
Corporation  at  December 31,  2004  and  2003,  and  the
consolidated results of its operations and its cash flows
for  each of the three years in the period ended December
31,   2004,  in  conformity  with  accounting  principles
generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of
the  Public  Company Accounting Oversight  Board  (United
States),  the  effectiveness of  the  Company's  internal
control over financial reporting as of December 31, 2004,
based  on  the criteria established in Internal Control--
Integrated   Framework  issued  by   the   Committee   of
Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion thereon.


Ernst & Young LLP

Melville, New York
March 11, 2005

 Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Lifetime Hoan Corporation

We  have audited management's assessment, included in the
accompanying  Report  by Management on  Internal  Control
over  Financial Reporting, that Lifetime Hoan Corporation
maintained  effective  internal  control  over  financial
reporting  as  of  December 31, 2004, based  on  criteria
established  in  Internal  Control-Integrated   Framework
issued  by  the Committee of Sponsoring Organizations  of
the  Treadway  Commission (the COSO  criteria).  Lifetime
Hoan   Corporation's   management  is   responsible   for
maintaining  effective  internal control  over  financial
reporting and for its assessment of the effectiveness  of
internal   control   over   financial   reporting.    Our
responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We  conducted our audit in accordance with the  standards
of  the Public Company Accounting Oversight Board (United
States). Those standards require that we plan and perform
the  audit  to obtain reasonable assurance about  whether
effective  internal control over financial reporting  was
maintained  in all material respects. Our audit  included
obtaining  an  understanding  of  internal  control  over
financial  reporting, evaluating management's assessment,
testing   and   evaluating  the  design   and   operating
effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A  company's internal control over financial reporting is
a   process  designed  to  provide  reasonable  assurance
regarding the reliability of financial reporting and  the
preparation of financial statements for external purposes
in   accordance   with   generally  accepted   accounting
principles.  A company's internal control over  financial
reporting includes those policies and procedures that (1)
pertain to the maintenance of records that, in reasonable
detail,  accurately and fairly reflect  the  transactions
and  dispositions  of  the assets  of  the  company;  (2)
provide   reasonable  assurance  that  transactions   are
recorded  as necessary to permit preparation of financial
statements   in   accordance  with   generally   accepted
accounting principles, and that receipts and expenditures
of  the  company  are being made only in accordance  with
authorizations  of  management  and  directors   of   the
company;  and (3) provide reasonable assurance  regarding
prevention    or   timely   detection   of   unauthorized
acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because  of  its  inherent limitations, internal  control
over  financial  reporting  may  not  prevent  or  detect
misstatements.   Also, projections of any  evaluation  of
effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In  our  opinion, management's assessment  that  Lifetime
Hoan  Corporation  maintained effective internal  control
over  financial  reporting as of December  31,  2004,  is
fairly  stated, in all material respects,  based  on  the
COSO  criteria.   Also,  in our  opinion,  Lifetime  Hoan
Corporation   maintained,  in  all   material   respects,
effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the consolidated balance sheets of Lifetime Hoan
Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.


Ernst & Young LLP

Melville, New York
March 11, 2005

                LIFETIME HOAN CORPORATION

               CONSOLIDATED BALANCE SHEETS

            (in thousands, except share data)

                                                       December 31,
ASSETS                                               2004         2003
CURRENT ASSETS
  Cash and cash equivalents                         $1,741       $1,175
  Accounts receivable, less allowances of $3,477
   in 2004 and $3,349 in 2003                       34,083       31,977
  Merchandise inventories                           58,934       49,294
  Prepaid expenses                                   1,998        2,129
  Other current assets                               5,787        3,709
      TOTAL CURRENT ASSETS                         102,543       88,284

PROPERTY AND EQUIPMENT, net                         20,003       20,563
GOODWILL                                            16,200       16,145
OTHER INTANGIBLES, net                              15,284        9,530
OTHER ASSETS                                         2,305        2,214
                      TOTAL ASSETS                $156,335     $136,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                             $19,400      $16,800
  Accounts payable and trade acceptances              7,892        8,405
  Accrued expenses                                   20,145       17,156
  Income taxes payable                                5,476        4,613
      TOTAL CURRENT LIABILITIES                      52,913       46,974

DEFERRED RENT & OTHER LONG-TERM LIABILITIES           2,072        1,593
DEFERRED INCOME TAX LIABILITIES                       3,412        2,088
LONG-TERM DEBT                                        5,000            -

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, shares
   authorized: 25,000,000; shares issued
   and outstanding: 11,050,349 in 2004
   and 10,842,540 in 2003                               111          109
  Paid-in capital                                    65,229       63,409
  Retained earnings                                  28,077       23,042
  Notes receivable for shares issued to
   stockholders                                       (479)        (479)
      TOTAL STOCKHOLDERS' EQUITY                     92,938       86,081

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $156,335     $136,736

     See notes to consolidated financial statements.


                LIFETIME HOAN CORPORATION

            CONSOLIDATED STATEMENTS OF INCOME
         (in thousands - except per share data)


                                        Year Ended December 31,

                                     2004        2003       2002

Net Sales                         $189,458    $160,355    $131,219
Cost of Sales                      111,497      92,918      73,145
Distribution Expenses               22,830      21,030      22,255
Selling, General and
 Administrative Expenses            40,282      31,762      28,923

Income from Operations              14,849      14,645       6,896

Interest Expense                       835         724       1,004
Other Income, net                     (60)        (68)        (66)

Income Before Income Taxes          14,074      13,989       5,958

Income Taxes                         5,602       5,574       2,407

Income from Continuing Operations    8,472       8,415       3,551

Discontinued Operations:
  Loss from Operations, net of tax       -           -       (495)

  Loss on Disposal, net of income
   tax benefit of $225                   -           -       (811)

Total Loss from Discontinued
 Operations                              -           -     (1,306)

NET INCOME                          $8,472      $8,415      $2,245

BASIC INCOME PER COMMON SHARE
 FROM CONTINUING OPERATIONS          $0.77       $0.79       $0.34

DILUTED INCOME PER COMMON SHARE
 FROM CONTINUING OPERATIONS          $0.75       $0.78       $0.34

LOSS PER COMMON SHARE FROM
 DISCONTINUED OPERATIONS                 -           -     ($0.13)

BASIC INCOME  PER COMMON SHARE       $0.77       $0.79       $0.21

DILUTED INCOME  PER COMMON SHARE     $0.75       $0.78       $0.21



     See notes to consolidated financial statements.



                            LIFETIME HOAN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                           Notes      Accumulated
                                                         Receivable     Other
                     Common Stock    Paid-in  Retained     from      Comprehensive            Comprehensive
                    Shares  Amount   Capital  Earnings  Stockholders  Income(Loss)     Total      Income

Balance at
 December 31, 2001  10,491   $105    $61,087   $17,660     ($486)        ($305)      $78,061

Net income for 2002                              2,245                                 2,245       $2,245
Exercise of stock
 options                70      1        318                                             319
Repayment of notes
 receivable                                                     7                          7
Foreign currency
 translation adjustment                                                     305          305          305
Comprehensive income                                                                               $2,550
Cash dividends                                 (2,628)                               (2,628)
Balance at
 December 31, 2002  10,561    106     61,405    17,277      (479)             -       78,309


Net income for 2003                              8,415                                 8,415
Tax Benefit on Exercise
 of Stock Options                        302                                             302
Exercise of stock
 options               282      3      1,702                                           1,705
Cash dividends                                 (2,650)                               (2,650)
Balance at
 December 31, 2003  10,843    109     63,409    23,042      (479)             -       86,081

Net income for 2004                              8,472                                 8,472
Tax Benefit on Exercise
 of Stock Options                        449                                             449
Exercise of stock
 options               207      2      1,371                                           1,373
Dividends declared                               (691)                                 (691)
Cash dividends                                 (2,746)                               (2,746)
Balance at
 December 31, 2004  11,050   $111    $65,229   $28,077     ($479)             -      $92,938

                 See notes to consolidated financial statements.
                                       F-7

                       LIFETIME HOAN CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                               Year Ended December 31,
                                             2004        2003          2002
OPERATING ACTIVITIES
Net income                                  $8,472        $8,415     $2,245
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Loss on sale of discontinued operations         -             -        811
 Depreciation and amortization               4,074         3,673      3,457
 Deferred income taxes                       (100)           105        133
 Deferred rent and other long-term
  liabilities                                  479           539        468
 Provision for losses on accounts
  receivable                                  (68)             8        386
 Reserve for sales returns and
  allowances                                 9,942         9,297      7,453
 Minority interest                               -             -      (476)
Changes in operating assets and
  liabilities, excluding the effects
  of the sale of the Prestige companies
  and the acquisitions of Excel, :USE
  and Gemco:
 Accounts receivable                      (10,658)      (21,008)    (6,880)
 Merchandise inventories                   (4,944)       (6,960)      1,022
 Prepaid expenses, other current assets
  and other assets                           (595)           177      1,853
 Accounts payable, trade acceptances
  and accrued expenses                     (3,485)         8,987    (6,122)
 Income taxes                                1,312         2,452      2,463

NET CASH PROVIDED BY OPERATING ACTIVITIES    4,429         5,685      6,813

INVESTING ACTIVITIES
Purchases of property and equipment, net   (2,911)       (2,213)    (1,807)
Proceeds from disposition of Prestige
 Companies                                       -             -        985
Acquisition of Excel                       (7,000)             -          -
Acquisitions of :USE and Gemco                   -       (3,964)          -

NET CASH USED IN INVESTING ACTIVITIES      (9,911)       (6,177)      (822)

FINANCING ACTIVITIES
Proceeds from (payments of) short-term
 borrowings, net                             2,600         2,600    (8,647)
Proceeds from long-term debt                 5,000             -          -
Proceeds from the exercise of stock
 options                                     1,373         1,705        318
Repayment of Note Receivable                     -             -          7
Payment of capital lease obligations         (179)          (50)          -
Cash dividends paid                        (2,746)       (2,650)    (2,628)

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                  6,048         1,605   (10,950)

    INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                          566         1,113    (4,959)
 Cash and cash equivalents at beginning of
   year                                      1,175            62      5,021

CASH AND CASH EQUIVALENTS AT END OF YEAR    $1,741        $1,175        $62

            See notes to consolidated financial statements.

                       LIFETIME HOAN CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES

  Organization and Business: The accompanying consolidated financial statements include the accounts of Lifetime Hoan Corporation ("Lifetime") and its wholly-owned subsidiaries (collectively the "Company"), Outlet Retail Stores, Inc. ("Outlets"), Roshco, Inc. ("Roshco") and M. Kamenstein Corp. ("Kamenstein"), collectively, the "Company". Effective September 27, 2002, the Company sold its 51% owned and controlled subsidiaries, Prestige Italiana, Spa. ("Prestige Italy") and Prestige Haushaltswaren GmbH ("Prestige Germany" and, together with Prestige Italy, the "Prestige Companies"). Accordingly, the Company has classified the Prestige Companies business as discontinued operations. Significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company is engaged in the design, marketing and distribution of a broad range of consumer products used in the home, including kitchenware, cutlery and cutting boards, bakeware and cookware, pantryware and spices, tabletop and decorative bath accessories and markets its products under a number of trade names, some of which are licensed. The Company sells its products primarily to retailers throughout the United States.

      The Company also operates approximately 60 retail outlet stores in 31
states under the Farberware(R) name.   Under an agreement  with  the  Meyer
Corporation, Meyer Corporation assumed responsibility for merchandising and for stocking Farberware cookware products in the stores, receives all revenue from sales of Farberware cookware and since October 31, 2003, occupies 30% of the space in each store and reimburses the Company for 30% of the operating expenses of the stores. For the periods prior to October 1, 2003, Meyer was responsible for 50% of the space in each store and 50% of the operating expenses of the stores.

  The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

  Revenue Recognition: Revenue is recognized when goods are shipped and title of ownership transfers to the customer. Related freight-out costs are included in distribution expenses and amounted to $3.3 million, $2.7 million and $2.7 million for 2004, 2003 and 2002, respectively.

       Distribution Expenses: Distribution expenses primarily consist of warehousing expenses, handling costs of products sold and freight-out. These expenses include relocation charges, duplicate rent and other costs associated with the Company's move into it's Robbinsville, New Jersey distribution facility, amounting to $0.7 million and $2.2 million in 2003 and 2002, respectively. No such expenses were incurred in 2004.

       Inventories: Merchandise inventories, consisting principally of finished goods, are priced at the lower-of-cost (first-in, first-out basis) or market method. Reserves for excess or obsolete inventory reflected in the Company's consolidated balance sheets at December 31, 2004 and 2003 are considered adequate by the Company's management; however, there can be no assurance that these reserves will prove to be adequate over time to provide for ultimate losses in connection with the Company's inventory.

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

  Property and Equipment: Property and equipment is stated at cost. Property and equipment other than leasehold improvements is being depreciated under the straight-line method over the estimated useful lives of the assets. Buildings and improvements are being depreciated over 30 years and machinery, furniture, and equipment over 3 to 10 years. Leasehold improvements are depreciated over the term of the lease or their estimated useful lives, whichever is shorter.

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

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

  Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and trade acceptances approximate their fair values because of the short-term nature of these items. The carrying value of short-term borrowings outstanding under the Company's revolving credit facility approximate fair value as such borrowings bear interest at variable market rates. The carrying value of long-term debt outstanding under the Company's revolving credit facility approximates fair value of such debt and bears interest at the current market rate of 5.07%.

  Goodwill and Other Intangible Assets: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company ceased amortizing goodwill effective January 1, 2002. The Company completed its annual assessment of goodwill impairment in the fourth quarters of 2004 and 2003. Based upon such reviews, no impairment to the carrying value of goodwill was identified in either period.

  Other   intangibles  consist  of  licenses,  trademarks  /  trade  names, customer relationships and product designs acquired pursuant to four acquisitions and are being amortized by the straight-line method over periods ranging from 4 to 40 years. The remaining weighted-average amortization period for such intangibles is approximately 28 years. Accumulated amortization at December 31, 2004 and 2003 was $3.7 million and $3.1 million, respectively. Amortization expense with respect to these intangible assets for each of five succeeding fiscal years is estimated to be as follows: 2005 - $677,000; 2006 - $677,000; 2007 - $677,000; 2008 -
$665,000; 2009 - $615,000.


  Amortization expense for the years ended December 31, 2004, December  31,
2003   and   December  31,  2002  was  $602,000,  $410,000  and   $390,000,
respectively.

         Long-Lived Assets: The Company periodically reviews the carrying value of intangibles and other long-lived assets for recoverability or whenever events or changes in circumstances indicate that such amounts have been impaired. Impairment indicators include, among other conditions, cash flow deficits, a historic or anticipated decline in revenue or operating profit and a material decrease in the fair value of some or all of the
Company's long-lived assets. When indicators are present, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated from the use of the asset. If these estimated future cash flows are less than the carrying value of the asset, the Company recognizes impairment to the extent the carrying value of the asset exceeds its fair value. Such a review has been performed by management and does not indicate an impairment of such assets.

    Income Taxes: Income taxes have been provided using the liability method. Deferred income taxes have been provided for to reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Earnings Per Share: Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding of 10,982,000 in 2004, 10,628,000 in 2003 and 10,516,000 in
2002. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 11,226,000 in 2004, 10,754,000 in 2003 and 10,541,000 in 2002.




                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


  NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

  Accounting for Stock Option Plan: At December 31, 2004, the Company had a stock option plan, which is more fully described in Note D. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market values of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                Year ended December 31,
                          (in thousands, except per share data)
                                 2004     2003     2002
  Net income, as reported       $8,472   $8,415   $2,245
  Deduct:  Total stock option
    employee compensation
    expense determined under
    fair value based method
    for all awards, net of
    related tax effects          (179)    (196)    (156)
  Pro forma net income          $8,293   $8,219   $2,089

  Earnings per share:
    Basic - as reported          $0.77    $0.79    $0.21
    Basic - pro forma            $0.76    $0.77    $0.20

    Diluted - as reported        $0.75    $0.78    $0.21
    Diluted - pro forma          $0.74    $0.76    $0.20

     The weighted average fair values of options granted during the years ended December 31, 2004, 2003 and 2002 were $5.90, $2.57 and $0.16, respectively. The fair values for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.73%, 3.37% and 3.47% for 2004, 2003 and 2002, respectively; 1.55% dividend yield in 2004, 2.53% dividend yield in 2003 and 4.33% dividend yield in 2002; volatility factor of the expected market price of the Company's common stock of 0.37 in 2004, 0.41 in 2003 and 0.06 in 2002; and a weighted-average expected life of the options of 6.0, 6.0 and 6.0 years in 2004, 2003 and 2002, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair values of its employee stock options.

New Accounting Pronouncements: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, an amendment of FASB Statements No. 123 ("SFAS No. 123R"). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair values of the enterprise's equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest.

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE  A - SIGNIFICANT ACCOUNTING POLICIES (continued)

     SFAS No. 123R is effective for periods beginning after June 15, 2005. SFAS No. 123R will apply to awards granted, modified, or settled in cash on or after that date. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods. The impact on EPS of expensing stock options will be dependent upon the method to be used for valuation of stock options and the transition method determined by the Company. The total impact on an annualized basis could range from approximately $0.01 to $0.02 per share-diluted, assuming option grants continue at the same level as in 2004.

     Reclassifications:    Certain  selling,  general  and   administrative
expenses have been reclassified to distribution expenses in 2003 and 2002 to conform with the current presentation.

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE B - ACQUISITIONS, DISPOSALS AND LICENSES

  Prestige Acquisition and Disposition: In September 1999, the Company acquired 51% of the capital stock and controlling interest in each of Prestige Italiana, Spa ("Prestige Italy") and Prestige Haushaltswaren GmbH ("Prestige Germany" and, together with Prestige Italy, the "Prestige Companies"). The Company paid approximately $1.3 million for its majority interests in the Prestige Companies. This acquisition was accounted for using the purchase method and the Company recorded goodwill of $586,000. Effective September 27, 2002, the Company sold its 51% controlling interest in Prestige Italy and, together with its minority interest shareholder, caused Prestige Germany to sell all of its receivables and inventory to a
European  housewares  distributor.   As  a  result  the  Company  received
approximately $1.0 million in cash on October 21, 2002.  The sale resulted
in a net loss of approximately $811,000 that includes  the   write-off  of
goodwill   of   approximately   $540,000.  Accordingly, the  Company  has
classified the Prestige Companies business  as discontinued operations.

     Gemco Acquisition: In November 2003, the Company acquired the assets of Gemco Ware, Inc. ("Gemco"), a distributor of functional glassware products for storing and dispensing food and condiments. The results of operations of Gemco are included in the Company's consolidated statements of income from the date of acquisition. This acquisition enabled the Company to broaden its kitchenware product lines to include functional glassware.

     :USE Acquisition: In October 2003, the Company acquired the business and certain assets of the :USE - Tools for Civilization Division of DX Design Express, Inc., which was a company focused on creating contemporary lifestyle products for the home, including decorative hardware, mirrors and lighting for the bath, as well as decorative window accessories. This acquisition enabled the Company to expand its product offering to include bath accessories. The results of operations of :USE are included in the Company's consolidated statements of income from the date of acquisition.


          In connection with the Gemco and :USE acquisitions, the total of the purchase prices paid in cash, including associated expenses, amounted to approximately $4.0 million. In connection with the :USE acquisition the Company is also required to pay minimum contingent consideration of $300,000 ($100,000 in each of the years 2004 - 2006) based upon a percentage of net sales of the :USE product line up to a maximum of $1,500,000 ($500,000 in each of the years 2004 - 2006). The acquisitions were accounted for under the purchase method and, accordingly, acquired assets and liabilities are recorded at their fair values. The allocations of the purchase prices of the acquired businesses resulted in the following condensed balance of assets being acquired (in thousands):

                                         Purchase Price
                                           Allocation
                Accounts receivable         $ 1,131
                Merchandise Inventories         944
                Other intangibles               940
                Goodwill                      1,248
                Total assets acquired       $ 4,263

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE B - ACQUISITIONS, DISPOSALS AND LICENSES (continued)


           In July 2004, the Company acquired the business and certain assets of Excel Importing Corp., ("Excel"), a wholly-owned subsidiary of Mickelberry Communications Incorporated. Excel marketed and distributed a diversified line of high quality cutlery, tabletop, cookware and barware products under well-recognized premium brand names, including Sabatier(R), Farberware(R), Retroneu Design Studio(R), Joseph Abboud Environments(R), DBK-Daniel Boulud Kitchen(TM) and Legnoart(R). The Excel acquisition provided quality brand names that the Company can use to market many of its existing product lines and added tabletop product categories to the Company's
current  product  lines.   The  purchase price,  subject  to  post  closing
adjustments, was approximately $8.5 million, of which $7.0 million was paid in cash at the closing. The Company has not paid the balance of $1.5 million since it believes the total estimated post closing inventory adjustments and certain indemnificiation claims are in excess of that amount.

    The Company has not yet determined either the amount or the allocation of the purchase price for the Excel acquisition since the calculation of post
closing  adjustments  has  not  yet been finalized.   The  acquisition  was
accounted for under the purchase method and, accordingly, acquired assets and liabilities are recorded at their fair values. Preliminary the $7.0 million of the purchase price paid at closing has been allocated based on management's estimates as follows (in thousands):

                                        Preliminary
                                       Purchase Price
                                         Allocation
                Accounts receivable       $ 1,300
                Merchandise Inventories     4,800
                Current liabilities       (5,400)
                License intangibles         6,300
                Total assets acquired     $ 7,000

    KitchenAid License Agreement: On September 24, 2000, the Company entered into a license agreement with Whirlpool Corporation. This agreement allows the Company to design, manufacture and market an extensive range of kitchen utensils, barbecue items and pantryware products under the KitchenAid(R)
brand  name.   On  January  1,  2002, the license  agreement  was  amended, expanding the covered products to include bakeware and baking related products as covered products. A second amendment to the license agreement was entered into effective August 1, 2003, which extended the term of the license through December 31, 2007 and further expanded the covered products to include kitchen cutlery. Shipments of products by the Company under the KitchenAid name began in the second quarter of 2001.

  Cuisinart License Agreement: On March 19, 2002, the Company entered into a license agreement with Conair Corporation. This agreement allows the Company to design, manufacture and market a wide variety of cutlery products under the Cuisinart(R) brand name. Shipments of products under the Cuisinart(R) name began in the fourth quarter of 2002. On April 8, 2004, the license agreement was amended, expanding the covered products to include cutting boards.


                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


NOTE C -CREDIT FACILITIES

      On July 28, 2004, the Company entered into a $50 million five-year, secured credit facility (the "Credit Facility") with a group of banks and, in conjunction therewith, canceled its $35 million secured, reducing revolving credit facility which was due to mature in November 2004. Borrowings under the Credit Facility are secured by all of the assets of
the  Company.   Under  the  terms of the Credit Facility,  the  Company  is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio; and maintenance of a minimum net worth. Borrowings under the credit facility have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio. As of December 31, 2004, the Company had outstanding $0.4 million of letters of credit and trade acceptances, $19.4 million of short-term borrowings and a $5.0 million term loan under its Credit Facility and, as a result, the availability under the Credit Facility was $25.2 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at December 31, 2004
ranged from 3.3125% to 5.25%.   The weighted-average interest rate on short-
term borrowings was 3.857% and 3.502% at December 31, 2004 and December 31, 2003, respectively.

          The Company paid interest of approximately $0.8 million, $0.7 million and $1.0 million during the years ended December 31, 2004, 2003 and 2002, respectively.

 NOTE D - CAPITAL STOCK

          Cash Dividends: The Company paid regular quarterly cash dividends of $0.0625 per share on its Common Stock, or a total annual cash dividend of $0.25 per share, in each of 2004, 2003 and 2002. The Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of Common Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividend at any time.

 Common Stock Repurchase and Retirement: During the years ended December 31, 1999 and 2000, the Board of Directors of the Company authorized the repurchase of up to 3,000,000 shares of the outstanding Common Stock in the open market. Through December 31, 2004, 2,128,000 shares had been repurchased for approximately $15.2 million (none were repurchased in 2004, 2003 and 2002).

 Preferred Stock: The Company is authorized to issue 2,000,000 shares of Series B Preferred Stock, par value of One Dollar ($1.00) each, none of
which is outstanding.    The Company is also authorized to issue 100 shares
of Series A Preferred Stock, par value of One Dollar ($1.00) each, none of which is outstanding.

    Stock Option Plans: In June 2000, the stockholders of the Company approved the 2000 Long-Term Incentive Plan (the "Plan"), which replaced all other Company stock option plans, whereby up to 1,750,000 shares of Common Stock may be granted in the form of stock options or other equity-based awards to directors, officers, employees, consultants and service providers to the Company and its affiliates. The Plan authorizes the Board of Directors of the Company to issue incentive stock options as defined in
Section 422 of the Internal Revenue Code, stock options that do not conform to the requirements of that Section of the Code and other stock based awards. Options that have been granted under the plan expire over a range of ten years from the date of the grant and vest over a range of up to five years, from the date of grant.

     As of December 31, 2004, approximately 949,500 shares were available for grant under the Plan and all options granted through December 31, 2004 under the Plan have exercise prices equal to the market value of the Company's stock on the date of grant.

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE D - CAPITAL STOCK (continued)

               The following table summarizes the Company's stock option activity and related information for the years ended December 312004, 2003 and 2002:


                   2004                  2003                   2002
                       Weighted-            Weighted-              Weighted-
                        Average              Average                Average
                       Exercise             Exercise               Exercise
            Options     Price     Options    Price      Options     Price
Balance-
 Jan 1,      966,610     $6.98    919,291    $6.98     1,031,830    $6.94

Grants        49,000    $16.68    370,000    $7.37       175,000    $6.30

Exercised  (217,041)     $6.76  (298,232)    $6.50      (94,153)    $5.00

Canceled   (103,762)    $10.60   (24,449)    $7.44     (193,386)    $7.09

Balance-
 Dec 31,     694,807     $7.59    966,610    $7.27       919,291    $6.98

               The following table summarizes information about employees' stock options outstanding at December 31, 2004:

                                                     Weighted-     Weighted-
                                        Weighted-     Average       Average
                                         Average     Exercise      Exercise
                                        Remaining      Price -       Price -
 Exercise       Options      Options   Contractual    Options       Options
   Price      Outstanding  Exercisable    Life      Outstanding   Exercisable
$4.14 - $5.51   198,400      198,400    7.2 years      $5.28         $5.28
$6.00 - $8.55   413,457      234,332    6.8 years      $7.25         $6.97
$8.64 - $13.84   58,950       15,200    8.5 years     $12.90        $11.45
$15.60 - $22.46  24,000       14,000    9.3 years     $19.65        $20.09
                694,807      461,932    7.1 years      $7.59         $6.79

               At December 31, 2003 and 2002, there were outstanding exercisable options to purchase 699,610 and 789,917 shares of Common Stock, respectively, at weighted-average exercise prices per share of $6.94 and $7.14, respectively.

                          In connection with the exercise of options issued
under a stock option plan that has since been terminated, the Company received cash of $255,968 and notes in the amount of $908,000 in 1985. The notes bear interest at 9% and are due no later than December 31, 2005. During 2001, a note issued by Milton L. Cohen, a director of the Company, in the amount of $422,000 was canceled and replaced by a new note issued by Milton L. Cohen in the amount of $855,000, which consolidated such $422,000 and all other amounts due by Milton L. Cohen to the Company. As at December 31, 2004, the amount of such note had been reduced to approximately $278,000.

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE E - INCOME TAXES

  Pre-tax income from continuing operations for the years ended December 31, 2004, 2003 and 2002 was $14.1 million, $14.0 million and $6.0 million, respectively.

  The provision for income taxes consists of the following (in thousands):

                                Year Ended December 31,
                                   2004    2003    2002
        Current:
          Federal                 $4,861  $4,451  $2,035
          State and local            841   1,018     239
        Deferred                   (100)     105     133
        Income tax provision      $5,602  $5,574  $2,407

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets (liabilities) are as follows (in thousands):

                                       December 31,
                                      2004     2003
        Merchandise inventories      $1,174   $1,122
        Accounts receivable
         allowances                     964      876
        Depreciation and
         amortization               (3,412)  (2,088)
        Inventory reserve               889        -
        Accrued bonuses                 395        -
        Net deferred tax
         (liabilities) assets           $10    ($90)

  The provisions for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):

                                   Year Ended December 31,
                                     2004     2003    2002
        Provision for Federal
         income taxes at the
         statutory rate             $4,926  $4,896  $2,026
        Increases (decreases):
           State and local income
            taxes, net of Federal
            income tax benefit         547     662     158
           Other                       129      16     223
        Provision for income taxes  $5,602  $5,574  $2,407

     The Company paid income taxes of approximately $4.2 million and $3.1 million during the years ended 2004 and 2003, respectively. The Company received income tax refunds (net of payments) of approximately $328,000 during the year ended December 2002.

     The Company and its subsidiaries' income tax returns are routinely examined by various tax authorities. In management's opinion, adequate provision for income taxes have been made for all open years in accordance with SFAS No. 5, "Accounting for Contingencies".

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS

  Operating Leases: The Company has lease agreements for its distribution facility, showroom facilities, sales offices and outlet stores which expire through 2016. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs. Leases for certain retail outlet stores provide for rent based upon a percentage of monthly gross sales.

  Future minimum payments under non-cancelable operating leases are as follows (in thousands):

            Year ended December 31:

            2005                     $5,941
            2006                      4,821
            2007                      4,108
            2008                      3,607
            2009                      3,098
            Thereafter               18,619
                                    $40,194

       Under an agreement with the Meyer Corporation ("Meyer"), Meyer assumed responsibility for merchandising and for stocking Farberware cookware products in the outlet stores and receives all revenue from store sales of Farberware(R) cookware. Since October 31, 2003, Meyer has occupied 30% of the space in each store and reimbursed the Company for 30% of the operating expenses of the stores. For the periods prior to October 1, 2003, Meyer occupied 50% of the space in each store and 50% of the operating expenses of the stores. In 2004, 2003 and 2002, Meyer Corporation reimbursed the Company approximately $1.2 million, $1.5 million and $1.7 million, respectively, for operating expenses.

  Rental and related expenses under operating leases were approximately $7.0 million, $6.9 million and $7.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Such amounts are prior to the Meyer reimbursements described above.

  Capital Leases: In November 2003 the Company entered into various capital lease arrangements for the leasing of equipment to be utilized in its Robbinsville, New Jersey distribution facility. These leases expire in 2008 and the future minimum lease payments due under the leases as of December 31, 2004 are as follows (in thousands):

            Year ended December 31:

            2005                           $  331
            2006                              304
            2007                              277
            2008                              226
            2009                               66
            Total Minimum Lease Payments    1,204
            Less: amounts representing
             interest                         123
            Present value of minimum
             lease payments                $1,081

  The current and non-current portions of the Company's capital lease obligations at December 31, 2004 of approximately $262,000 and $819,000, respectively, and at December 31, 2003 of approximately $128,000 and $586,000, respectively, are included in the accompanying consolidated balance sheets within accrued expenses and deferred rent and other long-term liabilities, respectively.

                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS (continued)

  Royalties: The Company has license agreements that require payments of royalties on sales of licensed products which expire through December 31, 2008. Future minimum royalties payable under these agreements are as follows (in thousands):

            Year ended December 31:

            2005                      $3,618
            2006                       3,748
            2007                       3,691
            2008                          46
                                     $11,103

  Legal Proceedings: The Company has, from time to time, been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of our business, and that none of this litigation, if determined adversely to us, would have a material adverse effect on the Company's consolidated financial position or results of operations.

  Employment Agreements: Effective as of April 6, 2001, Jeffrey Siegel entered into a new employment agreement with the Company that provides that the Company will employ him as its President and Chief Executive Officer for a term commencing on April 6, 2001, and as its Chairman of the Board for a term that commenced immediately following the 2001 Annual Meeting of stockholders, and continuing until April 6, 2006, and thereafter for additional consecutive one year periods unless terminated by either the Company or Mr. Siegel as provided in the agreement. The agreement provides for an annual salary of $700,000 with annual increases based on changes in the Consumer Price Index and for the payment each year of a bonus in an amount equal to 3.5% of the Company's pre-tax income for such fiscal year, adjusted to include amounts payable during such year to Mr. Siegel under the employment agreement and to Milton L. Cohen in his capacity as a consultant to the Company and all significant non-recurring charges deducted in determining such pre-tax income. During the years ended December 31, 2004, 2003 and 2002, the Company recorded annual compensation expense of approximately $555,000, $576,000 and $323,000, respectively, to the bonus plan. In addition, under the terms of the employment agreement, Mr. Siegel is entitled to $350,000 payable at the earlier of April 5, 2006 and the occurrence of certain termination events. The agreement  also  provides for, among other things, certain standard  fringe benefits, such as disability benefits, medical insurance, life insurance and an accountable expense allowance. The agreement further provides that if the Company is merged or otherwise consolidated with any other organization or substantially all of the assets of the Company are sold or control of the Company has changed (the transfer of 50% or more of the outstanding stock of the Company) and such event is followed by: (i) the termination of his employment, other than for cause; (ii) the diminution of his duties or change in his executive position; (iii) the diminution of his compensation (other than as part of a general reduction in the compensation of all employees); or (iv) the relocation of his principal place of employment to other than the New York Metropolitan Area, the Company would be obligated to pay to Mr. Siegel or his estate the base salary required pursuant to the employment agreement for the balance of the term. The employment agreement also contains restrictive covenants preventing Mr. Siegel from competing with the Company for a period of five years from the earlier of the termination of Mr. Siegel's employment (other than a termination by the Company without cause) or the expiration of his employment agreement.

  During 2003 and 2004, several members of senior management entered into employment agreements with the Company. The employment agreements termination dates range from June 30, 2006 through June 30, 2007. The agreements provide for annual salaries and bonuses, and certain standard fringe benefits, such as disability benefits, medical insurance, life insurance and auto allowances.


                       LIFETIME HOAN CORPORATION

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F - COMMITMENTS (continued)

       In March 2002, the Company awarded Mr. Jeffrey Siegel a special bonus of $129,600.

NOTE G - RELATED PARTY TRANSACTIONS

     Effective April 6, 2001, Milton L. Cohen, then a director of the Company, and the Company entered into a 5-year consulting agreement pursuant to which the Company is paying Milton L. Cohen an annual consulting fee of $440,800.

       As of December 31, 2004 and December 31, 2003, Milton L. Cohen owed the Company approximately $278,000 and $453,000, respectively. Milton L. Cohen remits $48,404 quarterly in payment of interest and principal. The loan, which matures on March 31, 2006, is included within other current and non-current assets in the accompanying consolidated balance sheets.

       As of December 31, 2004 and December 31, 2003, Jeffrey Siegel, Chairman of the Board, President and Chief Executive Officer of the Company, owed the Company approximately $344,000 with respect to an outstanding loan related to the exercise of stock options under a stock option plan which has since been terminated.

 As of December 31, 2004 and December 31, 2003, Craig Phillips, a vice president of the Company, owed the Company approximately $135,000 with respect to an outstanding loan related to the exercise of stock options under a stock option plan which has since been terminated.

      The above referenced notes receivables due from Jeffery Siegel and Craig Phillips totaling $479,000 are included within total stockholders' equity in the accompanying balance sheets at December 31, 2004 and 2003, respectively.

    On October 1, 2002 the Company entered into a consulting agreement with Ronald Shiftan, a director of the Company. The agreement was terminated effective November 1, 2004 when Mr. Shiftan became Vice Chairman of the Company. Mr. Shiftan was paid compensation under the consulting agreement at a rate of $30,000 per month.

NOTE H - RETIREMENT PLAN

  The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their respective salaries. The Company made matching contributions to the plan of approximately $257,000, $206,000 and $220,000 in 2004, 2003 and
2002, respectively.

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


  During the years ended December 31, 2004, 2003 and 2002, Wal-Mart Stores, Inc. (including Sam's Clubs) accounted for approximately 24%, 29% and 20% of net sales, respectively. No other customer accounted for 10% or more of the Company's net sales during 2004, 2003 or 2002. For the years ended December 31, 2004, 2003 and 2002, our ten largest customers accounted for approximately 59%, 62% and 56% of net sales, respectively.



        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                       LIFETIME HOAN CORPORATION

NOTE J - OTHER
     Property and Equipment:
Property and equipment consist of (in thousands):

                                           December 31,
                                          2004       2003

Land                                       $932      $932
Building and improvements                 7,179     7,135
Machinery, furniture and equipment       28,881    26,451
Leasehold improvements                    1,810     1,637
                                         38,802    36,155
Less:  accumulated depreciation and
  amortization                           18,799    15,592
                                        $20,003   $20,563

Depreciation and amortization expense on property and equipment for the years ended December 31, 2004, 2003 and 2002 was $3.5 million, $3.3 million and $3.1 million, respectively. Included in machinery, furniture and equipment and related accumulated depreciation above as of December 31, 2004 are $1,332,000 and $281,000, respectively, and as of December 31, 2003 are $763,000 and $76,000, respectively, related to assets recorded under capital leases.


Accrued Expenses:

Accrued expenses consist of (in thousands):

                                           December 31,
                                           2004       2003

Commissions                                  $887      $732
Accrued customer allowances and rebates     5,407     5,410
Amounts due to Meyer Corporation            1,621     2,534
Officer and employee bonuses                1,203     1,504
Accrued health insurance                       --       642
Accrued royalties                           2,249       966
Accrued salaries, vacation and
 temporary labor billings                   2,075     1,855
Other                                       6,703     3,513
                                          $20,145   $17,156

Sources of Supply: The Company sources its products from approximately 98 suppliers located primarily in the People's Republic of China, and to a lesser extent in the United States, Taiwan, Thailand, Malaysia, Indonesia, Germany, France, Korea, Czechoslovakia, Italy, India and Hong Kong. For the fiscal year ended December 31, 2004 our three largest suppliers provided us with approximately 54% of the products we distributed, as compared to 62% for the fiscal year ended December 31, 2003. This concentration of sourcing in certain key vendors is an additional risk to our business. Furthermore, because our product lines cover thousands of products, many products are produced for us by only by one or two manufacturers. An interruption of supply from any of these manufacturers could have an adverse impact on our ability to fill orders on a timely basis. However, we believe other manufacturers with whom we do business would be able to increase production to fulfill our requirements.



                       LIFETIME HOAN CORPORATION

            Schedule II - Valuation and Qualifying Accounts

                       Lifetime Hoan Corporation

                            (in thousands)

       COL. A          COL. B      COL. C         COL. D        COL. E
                                  Additions
                       Balance     Charged
                          at      to Costs                    Balance at
                      Beginning     and                         End of
 Description          of Period   Expenses      Deductions      Period

Year ended December
  31, 2004
Deducted from asset
  accounts:
 Allowance for
  doubtful Accounts       $195      ($68)          ($68)  (a)     $195
 Reserve for sales
  returns and
  allowances             3,154      9,942  (c)     9,814  (b)    3,282
                        $3,349     $9,874         $9,746        $3,477

Year ended December
  31, 2003
Deducted from asset
  accounts:
 Allowance for
  doubtful Accounts       $612         $8           $425  (a)     $195
 Reserve for sales
  returns and
  allowances             3,276      9,297  (c)     9,419  (b)    3,154
                        $3,888     $9,305         $9,844        $3,349

Year ended December
  31, 2002
Deducted from asset
  accounts:
 Allowance for
  doubtful Accounts       $315       $386            $89  (a)     $612
 Reserve for sales
  returns and
  allowances             3,334      7,453  (c)     7,511  (b)    3,276
                        $3,649     $7,839         $7,600        $3,888

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


Exhibit 21.  Subsidiaries of the Registrant

                 Outlet Retail Stores, Inc.
                 Incorporated in the state of Delaware

                 Roshco, Inc.
                 Incorporated in the state of Illinois

                 M. Kamenstein Corp.
                 Incorporated in the state of Delaware


                                                            Exhibit 23
Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-51774) pertaining to the Lifetime Hoan Corporation 1991 Stock Option Plan, of our report dated March 11,
2005, with respect to the consolidated financial statements and schedule of Lifetime Hoan Corporation and its consolidated subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 2004.



Ernst & Young LLP

Melville, New York
March 16, 2005


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



         I, Jeffrey Siegel, Chief Executive Officer, and I, Robert McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a Delaware corporation (the "Company"), each hereby certifies that:


   (1) the Company's Annual Report on Form 10-K for the annual period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel                           /s/ Robert McNally
        Jeffrey Siegel                               Robert McNally
    Chief Executive Officer                      Chief Financial Officer

    Date: March 16, 2005                         Date:  March 16, 2005