Form 10-Q
period 2005-03-31
LIFETIME HOAN CORP
filed 2005-05-06
CIK 874396

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2005

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

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
  Yes  X  No   _

                   APPLICABLE ONLY TO CORPORATE ISSUERS
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value 11,051,349 shares outstanding as of April 30, 2005


                         LIFETIME HOAN CORPORATION
                                 FORM 10-Q
                   FORE THE QUARTER ENDED MARCH 31, 2005

                                   INDEX

   Part I.   Financial Information                            Page
                                                              No.
   Item 1.   Financial Statements

             Unaudited Condensed Consolidated Balance Sheet
             - March 31, 2005 and December 31, 2004           3

             Unaudited Condensed Consolidated Statement of
             Income - Three Months Ended March 31, 2005 and   4
             2004

             Unaudited Condensed Consolidated Statement of
             Cash Flows - Three Months Ended March 31, 2005   5
             and 2003

             Notes to Unaudited Condensed Consolidated        6
             Financial Statements

             Report of Independent Registered Public          8
             Accounting Firm

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations    9

   Item 3.   Quantitative and Qualitative Disclosure of       13
             Market Risk

   Item 4.   Controls and Procedures                          13

   Part II.  Other Information

   Item 6.   Exhibits                                         14

   Signatures



PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         LIFETIME HOAN CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                             March 31,
                                               2005        December 31,
                                            (unaudited)       2004
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                      $431        $1,741
  Accounts receivable, less allowances of
   $3,330 in 2005 and $3,477 in 2004           22,876        34,083
  Merchandise inventories                      60,317        58,934
  Prepaid expenses                              2,127         1,998
  Other current assets                          7,634         6,669
TOTAL CURRENT ASSETS                           93,385       103,425

PROPERTY AND EQUIPMENT, net                    20,118        20,003
GOODWILL                                       16,200        16,200
OTHER INTANGIBLES, net                         15,188        15,284
OTHER ASSETS                                    2,510         2,305
    TOTAL ASSETS                             $147,401      $157,217

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                       $10,700       $19,400
  Accounts payable and trade acceptances        9,920         7,892
  Accrued expenses                             18,266        20,145
  Income taxes payable                          3,806         5,476
TOTAL CURRENT LIABILITIES                      42,692        52,913

DEFERRED RENT & OTHER LONG-TERM LIABILITIES     2,007         2,072
DEFERRED INCOME TAX LIABILITIES                 4,446         4,294
LONG-TERM DEBT                                  5,000         5,000

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares
 authorized: 25,000,000; shares issued
 and outstanding:11,051,349 in 2005 and
 11,050,349 in 2004                               111           111
Paid-in capital                                65,234        65,229
Retained earnings                              28,390        28,077
Notes receivable for shares issued to
 stockholders                                   (479)         (479)
TOTAL STOCKHOLDERS' EQUITY                     93,256        92,938

    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                    $147,401      $157,217

   See accompanying independent registered public accounting firm review report and notes to consolidated financial statements.



                         LIFETIME HOAN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                            Three Months Ended March 31,
                                                  2005          2004
Net Sales                                        $43,116       $37,129

Cost of Sales                                     24,899        21,689
Distribution Expenses                              6,115         5,647
Selling, General and Administrative Expenses      10,298         9,108

Income from Operations                             1,804           685

Interest Expense                                     199           127
Other Income                                        (13)          (15)

Income Before Income Taxes                         1,618           573

Tax Provision                                        615           228

NET INCOME                                        $1,003          $345

BASIC AND DILUTED INCOME PER COMMON SHARE          $0.09         $0.03

WEIGHTED AVERAGE SHARES - BASIC                   11,051        10,864

WEIGHTED AVERAGE SHARES AND COMMON SHARE
 EQUIVALENTS - DILUTED                            11,266        11,141

   See accompanying independent registered public accounting firm review report and notes to consolidated financial statements.


                         LIFETIME HOAN CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                             Three Months Ended
                                                  March 31,
                                               2005         2004
OPERATING ACTIVITIES
Net income                                     $1,003         $345
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                   1,056          952
Deferred income taxes                           (110)        (572)
Deferred rent and other long term liabilities    (65)           46
Provision for losses on accounts receivable       168           23
Reserve for sales returns and allowances        2,121        2,567
Changes in operating assets and liabilities:
 Accounts receivable                            8,918        6,808
 Merchandise inventories                      (1,477)          730
 Prepaid expenses, other current assets
  and other assets                            (1,036)          214
 Accounts payable and trade acceptances
  and accrued expenses                            241      (4,522)
 Accrued income taxes payable                 (1,670)      (2,479)

NET CASH PROVIDED BY OPERATING ACTIVITIES       9,149        4,112

INVESTING ACTIVITIES
Purchase of property and equipment            (1,002)        (457)

NET CASH USED IN INVESTING ACTIVITIES         (1,002)        (457)

FINANCING ACTIVITIES
Repayment of short-term borrowings, net       (8,700)      (3,800)
Cash dividends paid                             (690)        (678)
Payment of capital lease obligations             (72)         (32)
Proceeds from the exercise of stock options         5          399

NET CASH USED IN FINANCING ACTIVITIES         (9,457)      (4,111)

DECREASE IN CASH AND CASH EQUIVALENTS         (1,310)        (456)
Cash and cash equivalents at
 beginning of period                            1,741        1,175

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $431         $719

  See accompanying independent registered public accounting firm review report and notes to consolidated financial statements.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2005
                           (unaudited)

Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications: Certain 2004 balances have been reclassified to conform with the current presentation. These items include the reclassification of deferred tax assets and non-current deferred tax liabilities from income taxes payable that represent the impact of the state tax rate on timing differences to conform with the classification guidelines of SFAS No 109, "Accounting for Income Taxes".


Note B - Distribution Expenses
Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out.

Note C - Credit Facility
The Company has a $50 million, secured credit facility (the "Credit Facility") with a group of banks that matures in July 2009. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. At March 31, 2005, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio.

As of March 31, 2005, the Company had $0.4 million of letters of credit and trade acceptances outstanding and $10.7 million of short-term borrowings and a $5.0 million term loan under its Credit Facility, and as a result, the availability under the Credit Facility was $33.9 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at March 31, 2005 ranged from 3.875% to 4.00%.

Note D - Capital Stock and Stock Options
Cash Dividends: In December 2004, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on February 4, 2005, paid on February 18, 2005. In March 2005, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 6, 2005, to be paid on May 20, 2005.

Earnings Per Share: Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding of 11,051,000 for the three months ended March 31, 2005 and 10,864,000 for the three months ended March 31, 2004. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 11,266,000 for the three months ended March 31, 2005 and 11,141,000 for the three months ended March 31, 2004.

                    LIFETIME HOAN CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2005
                           (unaudited)
Note D - Capital Stock and Stock Options (continued)
Accounting for Stock Option Plan: The Company has a stock option plan, which is more fully described in the footnotes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for options granted under the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market values of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                       Three Months
                                      Ended March 31,
                                (in thousands, except per
                                        share data)

                                         2005      2004
     Net income as reported             $1,003     $345

     Deduct: Total stock option
       employee compensation
       expense determined under
       fair value based method
       for all awards, net of
       related tax effects                (34)     (32)
     Pro forma net income                 $969     $313

     Income per common share:
       Basic and diluted - as reported   $0.09    $0.03
       Basic and diluted - pro forma     $0.09    $0.03

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), "Share Based Payment: and Amendment to FASB Statements 123 and 95." This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. In April 2005, the Securities and Exchange Commission deferred the implementation of SFAS No. 123 (R). As a result, we plan to adopt SFAS 123 (R) effective January 1, 2006. The Company is currently evaluating the impact of this statement on its financial statements.

Note E - Excel Acquisition
           In July 2004, the Company acquired the business and certain assets of Excel Importing Corp., ("Excel"), a wholly-owned subsidiary
of   Mickelberry  Communications  Incorporated.   Excel  marketed  and
distributed a diversified line of high quality cutlery, tabletop, cookware and barware products under well-recognized premium brand names, including Sabatier(R), Farberware(R), Retroneu Design Studio(R), Joseph Abboud Environments(R), DBK-Daniel Boulud Kitchen(TM) and Legnoart(R). The Excel acquisition provided quality brand names that the Company can use to market many of its existing product lines and added tabletop product categories to the Company's current product lines. The purchase price, subject to post closing adjustments, was approximately $8.5 million, of which $7.0 million was paid in cash at the closing. The Company has not paid the balance of $1.5 million since it believes the total of certain estimated post closing inventory adjustments and certain indemnification claims are in excess of that amount.

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

Report of Independent Registered Public Accounting Firm

To  the  Board  of  Directors and Stockholders of  Lifetime  Hoan
Corporation:

We have reviewed the unaudited condensed consolidated balance sheet of Lifetime Hoan Corporation and subsidiaries (the "Company") as of March 31, 2005 and the related unaudited condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying unaudited condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the
consolidated balance sheet of Lifetime Hoan Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated March 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.


/s/ Ernst & Young LLP


Melville, New York
April 29, 2005




ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading designer, developer and marketer of a broad range of branded consumer products used in the home, including Kitchenware, Cutlery and Cutting Boards, Bakeware and Cookware, Pantryware and Spices, Tabletop and Bath Accessories. Products are marketed under brand names including Farberware(R), KitchenAid(R), Cuisinart(R), Hoffritz(R), Sabatier(R), DBK-Daniel Boulud Kitchen(TM), Joseph Abboud Environments(R), Roshco(R),
Baker's  Advantage(R),   Kamenstein(R),   Casa-Moda(R),  Hoan(R),
Gemco(R) and :USE(R). The Company uses the Farberware(R) brand name for kitchenware, cutlery and cutting boards and bakeware pursuant to a 200-year royalty-free license. The Company licenses the KitchenAid(R), Cuisinart(R), Sabatier(R), DBK-Daniel Boulud Kitchen(TM) and Joseph Abboud Environments(R) trade names pursuant to licenses granted by the owners of those brands. All other brand names listed above are owned. Several product lines are marketed within each of the Company's product categories and under brands primarily targeting moderate to medium price points, through every major level of trade.

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

For the three-months ended March 31, 2005, net sales were $43.1 million, which represented a 16.1% growth over the previous year's corresponding period. Net sales in the first quarter of 2005 for the Excel business that had been acquired in July 2004, were approximately $1.8 million. Excluding the impact of this acquisition, net sales for the first quarter of 2005 were approximately $41.3 million, an 11.2% growth over the corresponsding period in 2004. The 11.2% increase in sales was primarily attributable to higher sales of cutlery products, including shipments of the Company's new lines of KitchenAid(R) branded cutlery, and increased sales of Kamenstein's pantryware products.

The Company's gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix. In the first quarter of 2005 our gross profit margin improved compared to 2004 due primarily to increased sales of products that carry higher gross profit margins.

Our operating profit increased significantly in the first quarter of 2005 compared to the first quarter of 2004 due to three factors: (i) significant sales growth in the 2005 quarter, (ii) improved gross profit margins due primarily to increased sales of products that carry higher gross profit margins and (iii) the leverage gained from distribution expenses and selling, general and administrative expenses growing at slower rates than sales.



The Company's business and working capital needs are highly seasonal, with a significant majority of sales occurring in the third and fourth quarters. In 2004, 2003 and 2002, net sales for the third and fourth quarters combined accounted for 63%, 66% and 61% of total annual net sales, respectively, and operating profits earned in the third and fourth quarters combined accounted for 92%, 97% and 100% of total annual operating profits, respectively. Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season.


Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's consolidated financial condition and results of operations and require management's most difficult, subjective and complex judgments. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


Merchandise inventories, consisting principally of finished goods, are priced under the lower-of-cost (first-in, first-out basis) or market method. The Company's management periodically reviews and analyzes the carrying value of inventory based on a number of factors including, but not limited to, future product demand of items and estimated profitability of merchandise.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Accordingly, the Company ceased amortizing goodwill effective January 1, 2002. For the year ended December 31, 2004, the Company completed its annual assessment and based upon such assessment, no impairment to the carrying value of goodwill was identified.

Effective January 1, 2002, the Company adopted SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that a long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon such review, no impairment to the carrying value of any long-lived asset has been identified.



RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                        Three Months Ended
                                             March 31,
                                         2005        2004
Net sales                                 100.0 %     100.0 %
Cost of sales                              57.7        58.4
Distribution expenses                      14.2        15.2
Selling, general and administrative
 expenses                                  23.9        24.6
Income from operations                      4.2         1.8
Interest expense                            0.5         0.3
Other income                                  -           -
Income before income taxes                  3.7         1.5
Tax provision                               1.4         0.6
Net income                                  2.3 %       0.9 %

                Three Months Ended March 31, 2005
          Compared to Three Months ended March 31, 2004

Net Sales
Net sales for the three months ended March 31, 2005 were $43.1 million, an increase of approximately $6.0 million, or 16.1%, higher than the comparable 2004 period. Net sales in the first quarter of 2005 for the Excel business, which was purchased in July 2004, were approximately $1.8 million. Excluding the net sales attributable to the Excel business, net sales totaled approximately $41.3 million, an 11.2% increase over the first
quarter  of  2004's  sales of $37.1 million.   The  increase  was
primarily attributable to higher sales of cutlery products, including sales of the Company's newly introduced lines of KitchenAid(R) branded cutlery, and increased sales of Kamenstein's pantryware products.

The Outlet Stores sales increased to $3.5 million for the three months ended March 31, 2005 compared to $2.7 million in the comparable 2004 period. The Outlet Stores had an operating loss of approximately $0.6 million in the 2005 period compared to an operating loss of approximately $0.8 million in the 2004 comparable period.

Cost of Sales
Cost of sales for the three months ended March 31, 2005 was $24.9 million, an increase of $3.2 million, or 14.8%, from the comparable 2004 period. Cost of sales as a percentage of net sales decreased to 57.7% in 2005 from 58.4% in 2004, due primarily to increased sales of products that carry higher gross profit margins.

Distribution Expenses
Distribution expenses for the three months ended March 31, 2004 were $6.1 million, an increase of $0.5 million, or 8.3%, from the comparable 2004 period. Distribution expenses as a percentage of net sales were 14.2% in the first quarter of 2005 as compared to 15.2% in 2004. The improved relationship reflects primarily the benefits of labor savings and efficiencies generated by the Company's main distribution center in Robbinsville, New Jersey.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2005 were $10.3 million, an increase of 13.1%, or $1.2 million, over the comparable 2004 period. As a percentage of net sales, selling, general and administrative expenses for the three months ended March 31, 2005 were 23.9%, as compared to 24.6% for the three months ended March 31, 2004. The increase in selling, general and administrative expenses resulted primarily from higher personnel costs in the Company's selling and marketing departments and the additional operating expenses of the Excel business acquired in July 2004.

Tax Provision
Income tax expense in the first quarter of 2005 was $0.6 million, compared to $0.2 million in the comparable 2004 quarter. The increase in income tax expense is related to the increase in income before taxes from 2005 to 2004. The Company's marginal income tax rate has decreased to approximately 38.0% in 2005 compared to 39.8% in 2004 due to lower state apportionment factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its credit facility. Its primary uses of funds consist of capital expenditures, acquisitions, funding for working capital increases, payments of principal and interest on its debt and payment of cash dividends.

The Company has a $50 million, secured credit facility (the "Credit Facility") with a group of banks that matures in July 2009. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets, a minimum fixed charge ratio, a maximum leverage ratio and maintenance of a minimum net worth. At March 31, 2005 the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio. As of March 31, 2005, the Company had outstanding $0.4 million of letters of credit and trade acceptances, $10.7 million of short-term borrowings and a $5.0 million term loan under its Credit Facility and, as a result, the availability under the Credit Facility was $33.9 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at March 31, 2005 ranged from 3.875% to 4.00%.

At March 31, 2005 the Company had cash and cash equivalents of $0.4 million compared to $1.7 million at December 31, 2004.

In March 2005, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 6, 2005, to be paid on May 20, 2005. The dividend to be paid will be approximately $0.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three month period ended March 31, 2005.


Item 4.         Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2005, that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors during the most recently completed fiscal quarter that have materially affected, or are likely to materially affect internal controls over financial reporting.




PART II - OTHER INFORMATION

Forward Looking Statements: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the products, results of operations and prospects of Lifetime Hoan Corporation and its wholly-owned subsidiaries (collectively the "Company"). These forward-looking statements involve risks and uncertainties, including but not limited to the following:

  - our relationships with key customers;
  - our relationships with key licensors;
  - our dependence on foreign sources of supply and foreign manufacturing;
  - the level of competition in the industry;
  - changes in demand for the Company's products and the success of new products;
  - changes in general economic and business conditions which could affect customer payment practices or consumer spending;
  - industry trends;
  - increases in costs relating to manufacturing and transportation of products;
  - the seasonal nature of our business;
  - the departure of key personnel;
  - the timing of orders received from customers


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

  (a)Exhibit(s) in the first quarter of 2005:

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


  (b)Reports on Form 8-K in the first quarter of 2005:
          On March 1, 2005, the Company filed a report on Form 8-
        K announcing results of operations and financial condition for its fourth quarter and year ended December 31, 2004.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Hoan Corporation

                                                  May 9, 2005
                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                        Chief Executive Officer and President
                        (Principal Executive Officer)


                                                  May 9, 2005
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                        Vice President - Finance and Treasurer
                        (Principal Financial and Accounting Officer)


                                                     Exhibit 31.1
                          CERTIFICATION

I, Jeffrey Siegel, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Lifetime Hoan Corporation ("the registrant");

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quartlery report;

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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14 and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))) for the registrant and have:

        a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
        c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our
           conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:        May 9, 2005



__/s/ Jeffrey Siegel______________
       Jeffrey Siegel
President and Chief Executive Officer



                                                     Exhibit 31.2
                          CERTIFICATION

I, Robert McNally, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Lifetime Hoan Corporation ("the registrant");

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quartlery report;

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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14 and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))) for the registrant and have:

        a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
        c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our
           conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:        May 9, 2005



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



        I, Jeffrey Siegel, Chief Executive Officer, and I, Robert
McNally, Chief Financial Officer, of Lifetime Hoan Corporation, a
Delaware corporation (the "Company"), each hereby certifies that:


   (1) The Company's periodic report on Form 10-Q for the period ended March 31, 2005 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
   (2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.




     /s/ Jeffrey Siegel                    /s/ Robert McNally
         Jeffrey Siegel                        Robert McNally
   Chief Executive Officer               Chief Financial Officer

Date:     May 9, 2005                    Date:     May 9, 2005