Form 10-Q
period 2005-06-30
LIFETIME BRANDS, INC
filed 2005-08-09
CIK 874396

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005

Commission file number 0-19254




                           Lifetime Brands, Inc.
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




                         Lifetime Hoan Corporation
(Former name, former address and former fiscal year, if changed since last report)


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

 Common Stock, $.01 Par Value 11,074,549 shares outstanding as of July 31, 2005


                           LIFETIME BRANDS, INC.
                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2005

                                   INDEX

   Part I.   Financial Information                            Page No.
   Item 1.   Financial Statements

             Unaudited Condensed Consolidated Balance Sheets
             - June 30, 2005 and December 31, 2004                  3

             Unaudited Condensed Consolidated Statements of
             Income - Three and Six Months Ended June 30,
             2005 and 2004                                          4

             Unaudited Condensed Consolidated Statements of
             Cash Flows - Six Months Ended June 30, 2005 and
             2004                                                   5

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                   6

             Report of Independent Registered Public
             Accounting Firm                                        9

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations         10

   Item 3.   Quantitative and Qualitative Disclosure of
             Market Risk                                           17

   Item 4.   Controls and Procedures                               17

   Part II.  Other Information

   Item 4.   Submission of Matters to a Vote of Security           18
             Holders

   Item 6.   Exhibits                                              19

   Signatures


PART 1.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           LIFETIME BRANDS, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                             June 30,
                                               2005        December 31,
<c>                                         (unaudited)        2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $105        $1,741
Accounts receivable, less allowances of
 $3,639 in 2005 and $3,477 in 2004               24,437        34,083
Merchandise inventories                          67,517        58,934
Prepaid expenses                                  1,809         1,998
Deferred income taxes                             4,705         4,303
Other current assets                              3,389         2,366
TOTAL CURRENT ASSETS                            101,962       103,425

PROPERTY AND EQUIPMENT, net                      21,149        20,003
GOODWILL                                         16,200        16,200
OTHER INTANGIBLES, net                           15,043        15,284
OTHER ASSETS                                      2,476         2,305
                    TOTAL ASSETS               $156,830      $157,217


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                           $21,300       $19,400
Accounts payable                                 10,481         7,892
Accrued expenses                                 15,646        20,145
Income taxes payable                              3,678         5,476
TOTAL CURRENT LIABILITIES                        51,105        52,913

DEFERRED RENT & OTHER LONG-TERM LIABILITIES       1,996         2,072
DEFERRED INCOME TAX LIABILITIES                   4,602         4,294
LONG-TERM DEBT                                    5,000         5,000

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares
 authorized: 25,000,000; shares
 issued and outstanding: 11,074,549 in 2005
 and 11,050,349 in 2004                             111           111
Paid-in capital                                  65,449        65,229
Retained earnings                                29,046        28,077
Notes receivable for shares issued to
 stockholders                                     (479)         (479)
TOTAL STOCKHOLDERS' EQUITY                       94,127        92,938

                    TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY      $156,830      $157,217


   See accompanying independent registered public accounting firm review report and notes to condensed consolidated financial statements.




                           LIFETIME BRANDS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                     Three Months       Six Months
                                         Ended             Ended
                                       June 30,          June 30,
                                     2005     2004    2005      2004
Net Sales                         $46,154   $33,029  $89,272   $70,158

Cost of Sales                      26,959    19,154   51,859    40,843
Distribution Expenses               5,807     4,730   11,923    10,377
Selling, General and
 Administrative Expenses           10,940     8,683   21,239    17,791

Income from Operations               2,448      462    4,251     1,147

Interest Expense                       291      141      490       268
Other Income                          (13)     (16)     (26)      (31)

Income Before Income Taxes           2,170      337    3,787       910

Tax Provision                          825      134    1,439       362

NET INCOME                          $1,345     $203   $2,348      $548

BASIC AND DILUTED INCOME PER
 COMMON SHARE                        $0.12    $0.02    $0.21     $0.05

WEIGHTED AVERAGE SHARES -
 BASIC                              11,062   10,967   11,057    10,916

WEIGHTED AVERAGE SHARES AND COMMON
 SHARE EQUIVALENTS - DILUTED        11,288   11,230   11,277    11,186


   See accompanying independent registered public accounting firm review report and notes to condensed consolidated financial statements.



                           LIFETIME BRANDS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                            Six Months Ended June
                                                     30,
                                              2005         2004
OPERATING ACTIVITIES
  Net income                                   $2,348         $548
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization                2,159        1,920
   Deferred income taxes                         (92)        (516)
   Deferred rent                                 (76)          125
   Provision for losses on accounts
    receivable                                    111           18
   Reserve for sales returns and
    allowances                                  3,767        3,922
  Changes in operating assets and liabilities:
   Accounts receivable                          5,768       11,813
   Merchandise inventories                    (8,583)      (6,533)
   Prepaid expenses, other current assets
    and other assets                          (1,005)           95
   Accounts payable  and accrued expenses     (1,856)      (6,563)
   Accrued income taxes payable               (1,773)      (2,643)

NET CASH PROVIDED BY OPERATING ACTIVITIES         768        2,186

INVESTING ACTIVITIES
  Purchase of property and equipment, net     (2,966)        (727)
NET CASH USED IN INVESTING ACTIVITIES         (2,966)        (727)

FINANCING ACTIVITIES
  Proceeds from (repayment of) short-term
   borrowings, net                              1,900      (2,000)
  Proceeds from exercise of stock options         195        1,236
  Payment of capital lease obligations          (154)         (63)
  Cash dividends paid                         (1,379)      (1,361)

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                       562      (2,188)

DECREASE IN CASH AND CASH EQUIVALENTS         (1,636)        (729)
Cash and cash equivalents at beginning of
 period                                         1,741        1,175

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $105        $ 446

  See accompanying independent registered public accounting firm review report and notes to condensed consolidated financial statements.

                    LIFETIME BRANDS, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2005
                         (unaudited)

Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles
for  complete  financial  statements.  In  the  opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications: Certain 2004 balances have been reclassified to conform with the current presentation. These items include the reclassification of deferred tax assets and non-current deferred tax liabilities from income taxes payable that represent the impact of the state tax rate on timing differences to conform with the classification guidelines of SFAS No. 109, "Accounting for Income Taxes".

Note B - Distribution Expenses
Distribution  expenses  consist  primarily  of   warehousing
expenses, handling costs of products sold and freight-out.

Note C - Credit Facility
In July 2005, the Company amended its $50 million secured credit facility (the "Credit Facility"), to increase the size of the facility to $100 million and to extend its maturity to July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. At June 30, 2005, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio.

As of June 30, 2005, the Company had $0.4 million of letters of credit and trade acceptances outstanding and $21.3 million of short-term borrowings and a $5.0 million term loan under its Credit Facility, and as a result, the availability under the Credit Facility, prior to the July 2005 amendment, was $23.3 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at June 30, 2005 ranged from 4.0% to 4.50%.

Note D - Capital Stock and Stock Options
Cash Dividends: In December 2004, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on February 4, 2005, paid on February 18, 2005. In March 2005, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 6, 2005, paid on May 20, 2005. On August 2, 2005, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on August 5, 2005, to be paid on August 19, 2005.

Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 11,062,000 for the three months ended June 30, 2005 and 10,967,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 and June 30, 2004, the weighted average number of common shares outstanding used to compute basic earnings per share were 11,057,000 and 10,916,000, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 11,288,000 for the three months ended June 30, 2005 and 11,230,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 and June 30,
2004, the diluted number of common shares outstanding was 11,277,000 and 11,186,000, respectively.


LIFETIME BRANDS, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2005
                         (unaudited)
Note D - Capital Stock and Stock Options (continued) Accounting for Stock Option Plan: The Company has a stock option plan, which is more fully described in the footnotes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for options granted under the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had exercise prices equal to the market values of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                      Three Months     Six Months
                                     Ended June 30,   Ended June 30,
                                     (in thousands,   (in thousands,
                                       except per       except per
                                       share data)     share data)

                                       2005   2004     2005    2004
          Net income as reported      $1,345  $203    $2,348   $548
          Deduct: Total stock option
           employee compensation
           expense determined under
           fair value based method
           for all awards, net of
           related tax effects          (34)  (91)      (68)  (123)
          Pro forma net income         1,311  $112     2,280   $425

         Income per common share:
          Basic and diluted - as
           reported                    $0.12 $0.02     $0.21  $0.05
          Basic and diluted - pro
           forma                       $0.12 $0.01     $0.20  $0.04

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (R), "Share Based Payment: and Amendment to FASB Statements 123 and 95." This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. In April 2005, the Securities and Exchange Commission deferred the implementation of SFAS No. 123 (R). As a result, the Company plans to adopt SFAS No. 123 (R) effective January 1, 2006. The Company is currently evaluating the impact of this statement on its financial statements.

Note E - Excel Acquisition
           In July 2004, the Company acquired the business and certain assets of Excel Importing Corp., ("Excel"), a wholly-owned subsidiary of Mickelberry Communications Incorporated. Excel marketed and distributed a diversified line of high quality cutlery, tabletop, cookware and barware products under well-recognized premium brand names, including Sabatier(R), Farberware(R), Retroneu Design Studio(R), Joseph Abboud Environments(R), DBK(TM)- Daniel Boulud Kitchen and Legnoart(R). The Excel acquisition provided quality brand names that the Company can use to market many of its  existing product lines and added tabletop product categories to the Company's current product lines. The purchase price, subject to post closing adjustments, was approximately $8.5 million, of which $7.0 million was paid in cash at the closing.
The Company has not paid the balance of $1.5 million since it believes the total of certain estimated post closing inventory adjustments and certain indemnification claims are in excess of that amount.

LIFETIME BRANDS, INC.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 2005
                         (unaudited)

Note E - Excel Acquisition (continued)

    The Company has not yet determined either the amount or the allocation of the purchase price for the Excel acquisition since the calculation of post closing adjustments has not yet been finalized. The acquisition was accounted for under the purchase method and, accordingly, acquired assets and liabilities are recorded at their fair values. On a preliminary basis the $7.0 million of the purchase price paid at closing has been allocated based on management's estimates as follows (in thousands):

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

Note F - Pfaltzgraff Acquisition
  On July 11, 2005, the Company acquired the business and certain assets of The Pfaltzgraff Co ("Pfaltzgraff"). Pfaltzgraff designs, markets, distributes and sells ceramic dinnerware and tabletop accessories for the home. Its products are broadly distributed through company-owned factory stores and retail chains as well as through Internet and catalog operations. The purchase price, subject to post closing adjustments, was approximately $34.0 million, which was funded by borrowings under the amended Credit Facility (see Note C).


Report of Independent Registered Public Accounting Firm

To  the  Board  of  Directors and Stockholders  of  Lifetime
Brands, Inc.:

We have reviewed the unaudited condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the "Company") as of June 30, 2005 and the related unaudited condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the unaudited condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying unaudited condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated March 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.


/s/ Ernst & Young LLP


Melville, New York
July 29, 2005




ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In June 2005 the name of the Company was changed to Lifetime Brands, Inc. from Lifetime Hoan Corporation. The new name better reflects the present business of the Company, a leading designer, developer and marketer of a broad range of branded consumer products used in the home, including
Kitchenware,  Cutlery  and  Cutting  Boards,  Bakeware   and
Cookware,   Pantryware  and  Spices,   Tabletop   and   Bath
Accessories.   Products  are  marketed  under  brand   names
including Farberware(R), KitchenAid(R), Cuisinart(R), Hoffritz(R),
Sabatier(R),  DBK(TM)-Daniel Boulud Kitchen,   Joseph   Abboud
Environments(R), Roshco(R), Baker's Advantage(R), Kamenstein(R), Casa Moda(TM), Hoan(R), Gemco(R) and :USE(R). The Company uses the Farberware(R) brand name for kitchenware, cutlery and cutting boards and bakeware pursuant to a 200-year royalty-free license. The Company licenses the KitchenAid(R), Cuisinart(R), Sabatier(R), DBK(TM)-Daniel Boulud Kitchen and Joseph Abboud Environments(R) trade names pursuant to licenses granted by the owners of those brands. All other brand names listed above are owned.

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

For the three-months ended June 30, 2005, net sales were $46.2 million, which represented a 39.7% growth over the previous year's corresponding period. The increase in sales was primarily attributable to higher sales of cutlery products, including shipments of the Company's new lines of KitchenAid(R) branded cutlery, increased sales of KitchenAid(R) branded kitchen tools and gadgets, and sales derived from the Excel business that was acquired in July 2004.

The  Company's gross profit margin is subject to fluctuation due  primarily  to  product  mix  and,  in  some  instances,
customer  mix.   In the second quarter of  2005,  our  gross
profit margin decreased slightly compared to 2004.

Our operating profit increased significantly in the second quarter of 2005 compared to the second quarter of 2004 due primarily to two factors: (i) significant sales growth in the 2005 quarter and (ii) the leverage gained from distribution expenses and selling, general and administrative expenses growing at slower rates than sales.



The Company's business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2004, 2003 and 2002, net sales for the third and fourth quarters combined accounted for 63%, 66% and 61% of total annual net sales, respectively, and operating profits earned in the third and fourth quarters combined accounted for 92%, 97% and 100% of total annual operating profits, respectively. Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season.


Critical Accounting Policies and Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes that the following discussion addresses its most critical accounting policies. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company follows the provision of Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Accordingly, the Company ceased amortizing goodwill effective January 1, 2002. For the year ended December 31, 2004, the Company completed its annual assessment and based upon such assessment, no impairment to the carrying value of goodwill was identified.

The  Company  follows   the   provision  of  SFAS   No. 144,
"Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that a long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon such review, no impairment to the carrying value of any long-lived asset has been identified.



RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                Three Months    Six Months Ended
                                   Ended
                                  June 30,          June 30,
                              2005    2004      2005      2004
Net sales                    100.0 %  100.0 %  100.0 %   100.0 %
Cost of sales                 58.4     58.0     58.1      58.2
Distribution expenses         12.6     14.3     13.4      14.8
Selling, general and
 administrative expenses      23.7     26.3     23.8      25.4
Income from operations         5.3      1.4      4.7       1.6
Interest expense               0.6      0.4      0.5       0.4
Other income                     -        -        -     (0.1)
Income before income taxes     4.7      1.0      4.2       1.3
Tax provision                  1.8      0.4      1.6       0.5
Net income                     2.9 %    0.6 %    2.6 %     0.8 %

              Three Months Ended June 30, 2005
        Compared to Three Months Ended June 30, 2004

Net Sales
Net sales for the three months ended June 30, 2005 were $46.2 million, an increase of approximately $13.1 million, or 39.7%, higher than the comparable 2004 period. Net sales in the second quarter of 2005 for the Excel business, which was purchased in July 2004, were approximately $2.3 million. Excluding the net sales attributable to the Excel business, net sales totaled approximately $43.9 million, a 32.8% increase over the second quarter of 2004's sales of $33.0 million. The increase was primarily attributable to higher sales of cutlery products, including sales of the Company's newly introduced lines of KitchenAid(R) branded cutlery, and higher sales of KitchenAid(R) branded kitchen tools and gadgets.

Net sales for the Company's Outlet Stores increased to $3.7 million for the three months ended June 30, 2005 compared to net sales of $3.0 million for the comparable 2004 period. The Outlet Stores incurred operating losses of approximately $0.5 million for the 2005 quarter compared to $0.7 million for the 2004 quarter.

Cost of Sales
Cost of sales for the three months ended June 30, 2005 was $27.0 million, an increase of $7.8 million, or 40.7%, from the comparable 2004 period. The Company's gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix. Cost of sales as a percentage of net sales increased slightly, to 58.4% in 2005 from 58.0% in 2004.

Distribution Expenses
Distribution expenses for the three months ended June 30, 2005 were $5.8 million, an increase of $1.1 million, or 22.8%, over the comparable 2004 period. Distribution expenses as a percentage of net sales were 12.6% in the second quarter of 2005 as compared to 14.3% in the second quarter of 2004. This improvement reflects primarily the benefits of labor savings and efficiencies generated by the Company's main distribution center in Robbinsville, New Jersey.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2005 were $10.9 million, an increase of 26.0%, or $2.3 million, over the comparable 2004 period. As a percentage of net sales, selling, general and administrative expenses for the three months ended June 30, 2005 were 23.7%, as compared to 26.3% for the three months ended June 30, 2004. The increase in selling, general and administrative expenses resulted primarily from higher personnel costs in the Company's sales and marketing departments, higher selling expenses related to increased sales volume and the additional operating expenses of the Excel business acquired in July 2004.

Tax Provision
Income tax expense in the second quarter of 2005 was $0.8 million, compared to $0.1 million in the comparable 2004 quarter. The increase in income tax expense is primarily related to the growth in income before taxes from 2004 to 2005. The Company's marginal income tax rate decreased to approximately 38.0% in 2005 compared to 39.8% in 2004 due to lower state apportionment factors.


               Six Months Ended June 30, 2005
         Compared to Six Months Ended June 30, 2004

Net Sales
Net sales for the six months ended June 30, 2005 were $89.3 million, an increase of $19.1 million, or 27.2%, as compared to the six months ended June 30, 2004. Net sales for the six months ended June 30, 2005 for the Excel business, which was purchased in July 2004, were approximately $4.1 million. Excluding the net sales attributable to the Excel business, net sales for the 2005 period totaled approximately $85.2 million, a 21.4% increase over the $70.2 million of net sales recorded for the comparable 2004 period. The increase in sales volume was attributable primarily to higher sales of cutlery products, including sales of the Company's newly introduced lines of KitchenAid(R) branded cutlery, and to a lesser extent, higher sales of KitchenAid(R) branded kitchen tools and gadgets, and Kamenstein pantryware products .

Net sales for the Company's Outlet Stores increased to $7.2 million for the six months ended June 30, 2005 compared to net sales of $5.7 million for the comparable 2004 period. The Outlet Stores incurred operating losses of approximately $1.1 million in the 2005 period compared to losses of approximately $1.8 million in the 2004 comparable period.

Cost of Sales
Cost of sales for the six months ended June 30, 2005 was $51.9 million, an increase of 27.0% over the comparable 2004 period. The Company's gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix. Cost of sales as a percentage of net sales was 58.1% for the six months ended June 30, 2005 compared to 58.2% for the six months ended June 30, 2004.

Distribution Expenses
Distribution expenses for the six months ended June 30, 2005 were $11.9 million, an increase of $1.5 million or 14.9% from the comparable 2004 period. Distribution expenses as a percentage of net sales were 13.4% in the 2005 period compared to 14.8% in 2004. This improvement reflects primarily the benefits of labor savings and efficiencies generated by the Company's main distribution center in Robbinsville, New Jersey.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2005 were $21.2 million, an increase of $3.4 million or 19.4% over the comparable 2004 period. The increase in selling, general and administrative expenses resulted primarily from higher personnel costs in the Company's sales and marketing departments, higher selling expenses related to increased sales volume and the additional operating expenses of the Excel business acquired in July 2004.

Tax Provision
Income tax expense for the six months ended June 30, 2005 was $1.4 million as compared to $0.4 million in the comparable 2004 period. The increase in income tax expense is primarily related to the growth in income before taxes from 2004 to 2005. The Company's marginal income tax rate decreased to approximately 38.0% in 2005 compared to 39.8% in 2004 due to lower state apportionment factors.



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and
(ii) borrowings available under its credit facility. Its primary uses of funds consist of capital expenditures, acquisitions, funding for working capital increases, payments of principal and interest on its debt and payment of cash dividends.

In July 2005, the Company amended its $50 million secured credit facility (the "Credit Facility"), to increase the size of the facility to $100 million and to extend its maturity to July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. At June 30, 2005, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio.

As of June 30, 2005, the Company had $0.4 million of letters of credit and trade acceptances outstanding and $21.3 million of short-term borrowings and a $5.0 million term loan under its Credit Facility, and as a result, the availability under the Credit Facility, prior to the July 2005 amendment, was $23.3 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at June 30, 2005 ranged from 4.0% to 4.50%.

On July 11, 2005, the Company acquired the business and certain assets of the Pfaltzgraff Co. The purchase price, subject to post closing adjustments, was approximately $34.0 million, which was funded by borrowings under the amended Credit Facility.

At June 30, 2005 the Company had cash and cash equivalents of $0.1 million compared to $1.7 million at December 31, 2004.

In July 2005, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on August 5, 2005, to be paid on August 19, 2005. The dividend to be paid will be approximately $0.7 million.

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



RECENT ACCOUNTING PRONOUNCEMENTS

In  November 2004, the Financial Accounting Standards  Board
(FASB)  issued  Statement of Financial  Accounting  Standard
(SFAS)  No. 151, Inventory Costs - an amendment of  ARB  No.
43. This Standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material
(spoilage) to be recognized as current period charges. Additionally, it requires that fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for us for inventory costs incurred after January 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined until the event occurs in future periods.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143. This
Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. We do not believe the adoption of FIN 47 will have a material impact on the Company's financial statements.

In May 2005 the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not believe that the adoption of SFAS No. 154 will have a material impact on the Company's consolidated financial position or results of operations.


Item  3.    Quantitative and Qualitative  Disclosures  About
Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There were no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three month and six month periods ended June 30, 2005.


Item 4.         Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2005, that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors during the most recently completed fiscal quarter that materially affected, or are likely to materially affect internal controls over financial reporting.




PART II - OTHER INFORMATION

Forward Looking Statements: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the products, results of operations and prospects of Lifetime Brands, Inc. and its wholly-owned subsidiaries (collectively the "Company"). These forward-looking statements involve risks and uncertainties, including but not limited to the following:

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

Item 4. Submission of Matters to a Vote of Security-Holders

The Company's annual meeting of stockholders was held on June 7, 2005. At the meeting, all nine director nominees were elected, the appointment of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm was ratified and the Restated Certificate of Incorporation of the Company was amended.

        (a)The following directors were elected to hold office until the next annual meeting of stockholders by the following vote:

                               FOR        WITHHOLD
       Howard Bernstein       9,309,877    17,565
       Bruce Cohen            8,832,666   494,776
       Michael Jeary          9,312,877    14,565
       Sheldon Misher         8,989,634   337,808
       Cherrie Nanninga       9,311,675    15,767
       Craig Phillips         8,895,052   432,390
       Ronald Shiftan         8,572,007   755,435
       Jeffrey Siegel         8,894,052   433,390
       William Westerfield    9,311,877    15,565

In July 2005, Mr. Bruce Cohen resigned as an employee, officer and director of the Company.


        (b)The appointment of Ernst & Young as the Company's
          Independent Registered Public Accounting Firm to audit the Company's financial statements for the fiscal year ending December 31, 2005 was ratified by the following vote:

             FOR       WITHHOLD   EXCEPTIONS/ABSTAIN
          9,320,098     3,244          2,100

        (c) The amendment of the Restated Certificate of Incorporation of the Company (i) to change the name of the Company to "Lifetime Brands, Inc.",
          (ii) to delete no longer needed provisions regarding the reclassification of former shares of common stock, which reclassification took place on April 23, 1991 and (iii) to permit the Board of Directors to amend the By-Laws of the Company was approved by the following vote:

             FOR       WITHHOLD   EXCEPTIONS/ABSTAIN   BROKER NON VOTE
          5,677,113   2,137,810        2,840         1,509,679


Item 6. Exhibit(s) and Reports on Form 8-K.

  (a)Exhibit(s) in the second quarter of 2005:

           Exhibit 31.1    Certification by Jeffrey  Siegel,
                      Chief  Executive Officer, pursuant  to
                      Rule  13a-14(a) or Rule  15d-14(a)  of
                      the  Securities  and Exchange  Act  of
                      1934,  as adopted pursuant to  Section
                      302  of  the  Sarbanes-Oxley  Act   of
                      2002.

           Exhibit 31.2    Certification by Robert  McNally,
                      Chief  Financial Officer, pursuant  to
                      Rule  13a-14(a) or Rule  15d-14(a)  of
                      the  Securities  and Exchange  Act  of
                      1934,  as adopted pursuant to  Section
                      302  of  the  Sarbanes-Oxley  Act   of
                      2002.

            Exhibit 32     Certification   by   Jeffrey
                      Siegel,  Chief Executive Officer,  and
                      Robert    McNally,   Chief   Financial
                      Officer,   pursuant   to   18   U.S.C.
                      Section  1350, as adopted pursuant  to
                      Section 906 of the Sarbanes-Oxley  Act
                      of 2002.

            Exhibit 10.44  Amendment No.1 to the  Restated
                      Credit   Facility  Agreement   between
                      Lifetime  Hoan  Corporation  and   the
                      Bank  of  New  York,  dated  July  11,
                      2005.


  (b)Reports on Form 8-K in the second quarter of 2005:
          On April 22, 2005, the Company filed a report on Form 8-K announcing the departure of a director.

        On  May 5, 2005, the Company filed a report on  Form
      8-K   announcing   results  of  operations   for   and
      financial condition as of the end of its first quarter ended March 31, 2005.

          On June 10, 2005, the Company filed a report on Form 8-K announcing the election of a director, the appointment of a principal officer and the amendment of its restated certificate of incorporation to change the Company name to Lifetime Brands, Inc, to delete no longer needed provisions regarding the reclassification of former shares of common stock and to permit the Board of Directors to amend the By-
      Laws of the Company.

          On June 24, 2005, the Company filed a report on Form 8-K announcing its agreement to acquire the business and certain assets of The Pfaltzgraff Co.






                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                    Lifetime Brands, Inc.


August 8, 2005
                    /s/ Jeffrey Siegel
                    __________________________________
                    Jeffrey Siegel
                      Chief Executive Officer and President
                      (Principal Executive Officer)



August 8, 2005
                    /s/ Robert McNally
                    __________________________________
                    Robert McNally
                      Vice President - Finance and Treasurer
                      (Principal Financial and Accounting Officer)

                                                Exhibit 31.1
                        CERTIFICATION

I, Jeffrey Siegel, certify that:

   1.I have reviewed this quarterly report on Form 10-Q of Lifetime Brands, Inc. ("the registrant");

   2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14 and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))) for the registrant and have:

        a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
        c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

   5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
        a. all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:        August 8, 2005



__/s/ Jeffrey Siegel______________
       Jeffrey Siegel
President and Chief Executive Officer






                                                Exhibit 31.2
                        CERTIFICATION

I, Robert McNally, certify that:

   1.I have reviewed this quarterly report on Form 10-Q of Lifetime Brands, Inc. ("the registrant");

   2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14 and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))) for the registrant and have:

             a. designed such disclosure controls and procedures to
                be designed under our supervision, to ensure that material designed such disclosure controls and procedures, or caused such disclosure controls information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
             b. designed such internal control over financial
                reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
             c. evaluated the effectiveness of the registrant's
                disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
             d. disclosed in this report any change in the
                registrant's internal control over
                financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

         5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
             a. all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
             b. any fraud, whether or not material, that involves
                management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:        August 8, 2005



___/s/ Robert McNally___________
Robert McNally
Vice President and Chief Financial Officer

EXHIBIT 32

  Certification by Jeffrey Siegel, Chief Executive Officer,
        and Robert McNally, Chief Financial Officer,
 Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.



         I, Jeffrey Siegel, Chief Executive Officer, and  I,
Robert McNally, Chief Financial Officer, of Lifetime Brands,
Inc., a Delaware corporation (the "Company"), each hereby certifies that:


   (1)The Company's periodic report on Form 10-Q for the period ended June 30, 2005 (the "Form 10-Q") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and
(2)The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.






     /s/ Jeffrey Siegel               /s/ Robert McNally
          Jeffrey Siegel                   Robert McNally
Chief Executive Officer            Chief Financial Officer

Date:     August 8, 2005           Date:     August 8, 2005



EXHIBIT 10.43  Amendment No.1 to the Restated Credit Facility
               Agreement between Lifetime Hoan Corporation and the Bank of New York, dated July 11, 2005.



                       AMENDMENT NO. 1
                             TO
                      CREDIT AGREEMENT

     AMENDMENT NO. 1 (this "Amendment"), dated as of July 11, 2005, by and among LIFETIME BRANDS, INC., formerly known as Lifetime Hoan Corporation (the "Borrower"), the several financial institutions party hereto (the "Lenders") and THE BANK OF NEW YORK, as Administrative Agent for the Lenders.
                          RECITALS
The Borrower, the Lenders and the Administrative Agent are parties to an Amended and Restated Credit Agreement, dated as of July 28, 2004 (as it may be amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"). Unless otherwise defined herein, all capitalized terms used herein or in the Acknowledgement and Consent annexed hereto shall have the meanings ascribed to them in the Credit Agreement.
The Borrower and The Pfaltzgraff Co. ("Pfaltzgraff") are parties to the Asset Purchase Agreement, dated June 17, 2005 (the "Asset Purchase Agreement"), between Pfaltzgraff, Pfaltzgraff Investment Co., The Pfaltzgraff Outlet Co. (collectively, the "Pfaltzgraff Sellers") and the Borrower, PFZ Acquisition Corp. ("PFZ Acquisition") and Pfaltzgraff Factory Stores, Inc. ("PFZ Outlet"; and together with PFZ Acquisition, the "Acquisition Subsidiaries"), pursuant to which the Borrower and the Acquisition Subsidiaries have agreed to purchase substantially all of the assets of Pfaltzgraff Sellers, and to assume certain liabilities of the Pfaltzgraff Sellers, on the terms and conditions set forth in the Asset Purchase Agreement, for an aggregate purchase price $34,000,000 as such purchase price may be adjusted pursuant to the terms of the Asset Purchase Agreement (the "Purchase Price"). Such acquisition is referred to herein as the "Pfaltzgraff Acquisition".
The Borrower has advised the Administrative Agent and the Lenders that (1) the Borrower changed its name from "Lifetime Hoan Corporation" to "Lifetime Brands, Inc.", (2) it has organized the Acquisition Subsidiaries and (3) title to the assets of its wholly-owned Subsidiary Roshco Inc. were transferred to the Borrower and Roshco Inc. was statutorily dissolved by the Secretary of State of the State of Illinois.
The Borrower has (1) requested that the Administrative Agent and the Required Lenders (a) consent to the Pfaltzgraff Acquisition, the change of its name and the organization of two additional Subsidiaries and (b) waive compliance by the Borrower with Section 6.03 with respect to the legal existence of Roshco Inc. and (2) advised the Administrative Agent and the Lenders that it desires to amend the Credit Agreement in certain respects.
The Administrative Agent has advised the Borrower that the Lenders are willing to agree to its requests on the terms and subject to the conditions set forth in this Amendment.
     Accordingly, in consideration of the foregoing, the parties hereto hereby agree as follows:
Consent and Waiver.
Pfaltzgraff Acquisition. The Administrative Agent and the Lenders hereby consent to the Pfaltzgraff Acquisition; provided that (i) the Pfaltzgraff Acquisition is consummated on or before August 31, 2005 on substantially the terms and conditions set forth in the Asset Purchase Agreement, (ii) the aggregate purchase price (including, without limitation, the principal amount of all indebtedness assumed by the Borrower or any Subsidiary) shall not exceed the Purchase Price, (iii) both before and after giving effect to the Pfaltzgraff Acquisition, no Default shall have occurred and be continuing and (iv) such consent (A) is limited to the matters expressly stated in this Section 1(a) and (B) shall not be deemed to be a waiver of any future violations of
Section 7.04 of the Credit Agreement or a waiver of any violations of any other provisions of the Credit Agreement. Name Change. The Administrative Agent and the Lenders hereby consent to the change in the name of the Borrower from "Lifetime Hoan Corporation" to "Lifetime Brands, Inc." ; provided that such consent is limited to the matters expressly stated in this Section 1(b).
Additional Subsidiaries. The Administrative Agent and the Lenders hereby consent to the organization by the Borrower of PFZ Acquisition Corp. and Pfaltzgraff Factory Stores, Inc., each Delaware corporations and wholly-owned Subsidiaries; provided that such consent is limited to the matters expressly stated in this Section 1(c).
Roshco Inc. The Administrative Agent and the Lenders hereby waive non-compliance by the Borrower with Section 6.03 of the Credit Agreement solely with respect to the statutory dissolution of Roshco Inc.; provided, that, (i) such waiver is limited to the matters expressly stated in this Section 1(d); and (ii) such waiver shall not be deemed to be a waiver of any future violations of Section 6.03 or a waiver of any violations of any other provisions of the Credit Agreement.
Amendments to Credit Agreement.
Additional Definitions. Section 1.01 of the Credit Agreement is hereby amended by adding the following new definitions in the appropriate alphabetical order:
          "Acquisition Documents" means the Asset
     Purchase Agreement and the instruments, agreements
     and documents executed and delivered in connection
     therewith.
          "Amendment No. 1" means Amendment No. 1 to
     Credit Agreement, dated as of July 11, 2005, among
     the Borrower, the Lenders party thereto and the
     Administrative Agent.
          "Amendment No. 1 Effective Date" means July
     11, 2005.
          "Asset Purchase Agreement" means the Asset
     Purchase Agreement, dated June 17, 2005, between
     The Pfaltzgraff Co., Pfaltzgraff Investment Co.,
     The Pfaltzgraff Outlet Co. and the Borrower, PFZ Acquisition Corp. and Pfaltzgraff Factory Stores,
     Inc. (formerly known as PFZ Outlet Retail, Inc.)
          "PFZ Acquisition" means PFZ Acquisition
     Corp., a Delaware corporation and a wholly-owned
     Subsidiary of the Borrower.
          "PFZ Outlet" means Pfaltzgraff Factory
     Stores, Inc., a Delaware corporation and a wholly-owned Subsidiary of the Borrower.
          "Pfaltzgraff Acquisition" has the meaning
     ascribed thereto in Amendment No. 1.
           "Pfaltzgraff Sellers" means, collectively,
     The Pfaltzgraff Co., Pfaltzgraff Investment Co.,
     and The Pfaltzgraff Outlet Co.
Amendments to Definitions.
         Adjusted LIBO Rate. Section 1.01 of the Credit Agreement is hereby amended by deleting the definition of "Adjusted LIBO Rate" in its entirety and substituting the following therefor:
               "Adjusted LIBO Rate" means, with respect
          to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded, if necessary, to the nearest one hundred-thousandth of a percentage point) equal to
          (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.
         Aggregate Revolving Commitment. Section 1.01 of the Credit Agreement is hereby amended by deleting the definition of "Aggregate Revolving Commitment" in its entirety and substituting the following therefor:
               "Aggregate Revolving Commitment"  means,
          at  any  time, the sum at such  time  of  the
          aggregate   Revolving  Commitments   of   all
          Lenders, which, as of the Effective Date equals $100,000,000.
         Applicable Margin. Section 1.01 of the Credit Agreement is hereby amended by deleting the first paragraph of the definition of "Applicable Margin" in its entirety and substituting the following therefor:
               "Applicable Margin" means, at all times
          during the applicable periods set forth
          below: (a) with respect to ABR Borrowings, the percentage set forth below under the heading "ABR Margin" and adjacent to such period, (b) with respect to Eurodollar
          Borrowings, the percentage set forth below under the heading "Eurodollar Margin" and adjacent to such period and (c) with respect to the commitment fees payable under
          Section 3.03(b), the percentage set forth below under the heading "Fee Margin" and adjacent to such period:

     Period            Applicable Margin
When the    And
Leverage   less
Ratio is   than
greater     or         ABR   Eurodollar   Fee
  than   equal to     Margin    Margin    Margin
3.00:1.00             0.750%   2.000%   0.500%
2.75:1.00  3.00:1.00  0.500%   1.750%   0.500%
2.50:1.00  2.75:1.00  0.250%   1.500%   0.375%
2.25:1.00  2.50:1.00  0.000%   1.250%   0.250%
           2.25:1.00  0.000%   1.000%   0.250%

         Revolving Commitment. Section 1.01 of the Credit Agreement is hereby amended by deleting the last sentence of the definition of "Revolving Commitment" in its entirety and substituting the following therefor:
          The Aggregate Revolving Commitment on the
          Amendment No. 1 Effective Date is
          $100,000,000.
         Revolving Maturity Date. Section 1.01 of the Credit Agreement is hereby amended by deleting the definition of "Revolving Maturity Date" in its entirety and substituting the following therefor:
               "Revolving Maturity Date" means July 9,
          2010.
         Revolving Note.  Section 1.01 of the Credit
Agreement is hereby amended by deleting the definition of "Revolving Note" in its entirety and substituting the following therefor:
          "Revolving Note" means, with respect to each Lender, a replacement promissory note evidencing such Lender's Revolving Loans payable to the order of such Lender (or, if required by such Lender, to such Lender and its registered assigns) substantially in the form of Exhibit A to Amendment No. 1.
Optional Increase in Commitments. Section 2.10(a) of the Credit Agreement is hereby amended by deleting clause (ii) thereof its entirety and substituting the following therefor:
(ii)                 that immediately after such
increase is made, the Aggregate Revolving Commitment shall not exceed $130,000,000.
Pfaltzgraff Acquisition. Article 4 of the Credit Agreement is hereby amended by adding a new Section 4.18 to read in its entirety as follows:
          Section 4.18The Pfaltzgraff Acquisition
               The Borrower has heretofore delivered to the Administrative Agent true, correct and complete copies of the Acquisition Documents. The Borrower has, concurrently with the execution and delivery of Amendment No. 1, consummated the Pfaltzgraff Acquisition in all material respects pursuant to the Acquisition Documents, and the Acquisition Documents set forth the entire agreement among the parties thereto with respect to the subject matter thereof. No party to any of the Acquisition Documents has waived the fulfillment of any material condition precedent set forth therein to the consummation of the Pfaltzgraff Acquisition, no party has failed to perform any of its material obligations thereunder or under any instrument or document executed and delivered in connection therewith, and nothing has come to the attention of the Borrower that would cause it to believe that any of the representations or warranties of any Pfaltzgraff
     Seller contained in the Acquisition Documents was false or misleading in any material respect when made or when reaffirmed on the Amendment No. 1 Effective Date. No consent or approval, authorization or declaration of any governmental authority, bureau or agency, is or will be required in connection with the Pfaltzgraff Acquisition, except for consents that have been obtained prior to the Amendment No. 1 Effective
     Date. Neither the execution and delivery of the Acquisition Documents, nor the performance of the Borrower's obligations thereunder, will violate any provision of law or will conflict with or result in a breach of, or create (with or without the giving of notice or lapse of time, or both) a default under, any material agreement to which the Borrower is a party or by which it is bound or any of its assets is affected. The Borrower and the Subsidiaries have acquired by virtue of the consummation of the Pfaltzgraff Acquisition and now have good and marketable title to all the assets transferred pursuant thereto and heretofore owned by the Pfaltzgraff Sellers, free and clear of any Lien, except (i) for Permitted Encumbrances and (ii) for the Liens created and granted by the Security Documents.
Use of Proceeds. Section 6.08 of the Credit Agreement is hereby deleted in its entirety and the following substituted therefor:
          The proceeds of the Loans will be used only to finance Capital Expenditures and Acquisitions (including, without limitation, the Pfaltzgraff Acquisition) and for working capital and general corporate purposes not inconsistent with the terms hereof. No part of the proceeds of any Loan will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase, acquire or carry any Margin Stock or for any purpose that entails a violation of any of the regulations of the Board, including
     Regulations T, U and X.
Acquisitions. Section 7.04 of the Credit Agreement is hereby amended by (i) deleting the period at the end of clause (l) thereof and substituting "; and" therefor and
(ii) adding a new clause (m) thereto to read in its entirety as follows:
          (m)the Pfaltzgraff Acquisition.
Leverage Ratio. Section 7.12 of the Credit Agreement is hereby deleted in its entirety and the following substituted therefor:
          Section 7.12Leverage Ratio
               The Borrower will not permit the
     Leverage Ratio at any time during each period set forth below to be greater than the ratio set forth below for such period:

                     Period                  Ratio
        Amendment No. 1 Effective Date
        through December 30, 2005          3.50:1.00
        December 31, 2005 through June
        29, 2006                           3.00:1.00
        June 30, 2006 through December
        30, 2006                           3.50:1.00
        December 31, 2006 through March
        30, 2007                           3.00:1.00
        March 31, 2007 through June 29,    2.75:1.00
        2007
        June 30, 2007 through December     3.00:1.00
        30, 2007
        December 31, 2007 through June     2.75:1.00
        29, 2008
        June 30, 2008 through December     3.00:1.00
        30, 2008
        December 31, 2008 through June     2.75:1.00
        29, 2009
        June 30, 2009 through December     3.00:1.00
        30, 2009
        December 31, 2009 through June     2.75:1.00
        29, 2010
        June 30, 2010 and thereafter       3.00:1.00

Commitments. Schedule 2.01 to the Credit Agreement is hereby deleted in its entirety and Exhibit B to this Amendment substituted therefor.
Subsidiaries. Schedule 4.12 to the Credit Agreement is hereby deleted in its entirety and Exhibit C to this Amendment substituted therefor.
Indebtedness. Schedule 7.01 to the Credit Agreement is hereby deleted in its entirety and Exhibit D to this Amendment substituted therefor.
 Liens. Schedule 7.02 to the Credit Agreement is hereby deleted in its entirety and Exhibit E to this Amendment substituted therefor.
General.
         Credit Agreement.  All references to "this
Agreement" in the Credit Agreement and to "the Credit Agreement" in the other Loan Documents shall be deemed to refer to the Credit Agreement as amended hereby.
         Revolving Notes. All references to a "Revolving Note" or the "Revolving Notes" in the Credit Agreement or the other Loan Documents shall be deemed to refer to the replacement Revolving Notes issued pursuant hereto. Conditions to Effectiveness. This Amendment shall be effective upon the satisfaction of each of the following conditions:
The Administrative Agent shall have received an executed counterpart of this Amendment signed by the Borrower, the Lenders and the Administrative Agent.
The Administrative Agent shall have received for the account of each Lender a replacement Revolving Note conforming to the requirements of the Credit Agreement signed on behalf of the Borrower.
The Administrative Agent shall have received an executed counterpart of the acknowledgement and consent annexed hereto duly executed by each of the Guarantors.
The Administrative Agent shall have received:
         a Supplement to the Guarantee Agreement executed by each of PFZ Acquisition and PFZ Outlet;
         a Supplement to the Security Agreement executed by each of PFZ Acquisition and PFZ Outlet;
         a completed Perfection Certificate in the form of Annex 1 to the Security Agreement, dated the Amendment No.
1 Effective Date and signed by an Authorized Signatory of each of PFZ Acquisition and PFZ Outlet, together with all attachments contemplated thereby; and
         such other instruments, documents and agreements as the Administrative Agent may reasonably request in connection with PFZ Acquisition and PFZ Outlet becoming parties to the Guarantee Agreement and the Security Agreement, including, without limitation, Grants of Security Interest (Trademarks), Grants of Security
Interest (Patents) and Grants of Security Interest
(Copyrights).
The Administrative Agent shall have received the following:
         any stock certificates or other instruments representing the Pledged Equity owned by or on behalf of any Loan Party as of the Amendment No. 1 Effective Date
(not previously delivered to the Administrative Agent);
         any promissory notes and other instruments evidencing the Pledged Debt owed or owing to any Loan
Party as of the Amendment No. 1 Effective Date (not previously delivered to the Administrative Agent);
         stock powers and instruments of transfer, endorsed in blank, with respect to such stock certificates, promissory notes and other instruments;
         all instruments and other documents, including Uniform Commercial Code financing statements, required by law or reasonably requested by the Administrative Agent to be filed, registered or recorded to create or perfect (or continue the perfection of) the Liens intended to be created under the Security Agreement; and
         a completed Perfection Certificate in the form of Annex 1 to the Security Agreement, dated the Amendment No.
1 Effective Date and signed by an Authorized Signatory of the Borrower, together with all attachments contemplated thereby.
The Administrative Agent shall have received a certificate, dated the Effective Date and signed by a Financial Officer of the Borrower, confirming that (1) the Pfaltzgraff Acquisition has been consummated in accordance with the terms and conditions of the applicable Acquisition Documents, all of which shall be in form and substance reasonably satisfactory to the Administrative Agent, and (2) the total consideration paid in connection with the Pfaltzgraff Acquisition was not more than $34,000,000, subject to adjustment pursuant to the terms of the Acquisition Documents; and
         attaching a true, complete and correct copy of each of the following (each of which shall be in form and substance reasonably satisfactory to the Administrative Agent): (1) each Acquisition Document and (2) any information the Administrative Agent may reasonably require regarding the assets and liabilities of the Borrower and Guarantors after giving effect to the consummation of the Pfaltzgraff Acquisition.
The Administrative Agent shall be reasonably satisfied that there is no litigation or administrative proceeding, or regulatory development, that could reasonably be expected to have a material adverse effect on (1) the business, assets, operations, condition (financial or otherwise) or material agreements of the Borrower and the Subsidiaries, (2) the business, assets, operations, condition (financial or otherwise) or material agreements of the Pfaltzgraff Sellers, (3) the ability of any Loan Party to perform any of its obligations under any Loan Document, (4) the rights of or benefits available to any Credit Party under any Loan Document or (5) the ability of any party to the Acquisition Documents to perform any of its obligations under the Acquisition Documents.
The Lenders shall be reasonably satisfied that no material adverse change in the business, assets, operations, properties, condition (financial or otherwise), liabilities (including contingent liabilities) or material agreements of
(i) the Borrower and the Subsidiaries or (ii) the Pfaltzgraff Sellers has occurred since December 31, 2004. There shall be no injunction, writ, preliminary restraining order or other order of any nature issued by any Governmental Authority in any respect affecting the transactions provided for in the Loan Documents or the Acquisition Documents and no action or proceeding by or before any Governmental Authority shall have been commenced and be pending or, to the knowledge of the Borrower, threatened, seeking to prevent or delay the transactions contemplated by the Loan Documents or the Acquisition Documents or challenging any other terms and provisions hereof or thereof or seeking any damages in connection herewith or therewith, and the Administrative Agent shall have received a certificate, in all respects reasonably satisfactory to the Administrative Agent, of a Financial Officer of the Borrower to the foregoing effect.
All material approvals and consents of all Persons required to be obtained in connection with the consummation of the Pfaltzgraff Acquisition shall have been obtained and shall be in full force and effect, and all required notices have been given and all required waiting periods shall have expired, and the Administrative Agent shall have received a certificate, in all respects reasonably satisfactory to the Administrative Agent, of a Financial Officer of the Borrower to the foregoing effect.
The Administrative Agent shall be reasonably satisfied with the results of their due diligence including, without limitation, (i) the capital structure and equity ownership of the Borrower after giving effect to the Pfaltzgraff Acquisition, (ii) the consolidated financial statements of The Pfaltzgraff Co. as at and for the fiscal years ending on December 31, 2002, December 31, 2003 and December 31, 2004,
(iii) the consolidated financial statements of The Pfaltzgraff Co. as at and for the fiscal quarter ending on March 31, 2005, (iv) the leases, license agreements and contracts of the Pfaltzgraff Sellers assumed by the Borrower or any Subsidiary, (v) financial projections for five years for the Borrower on a consolidated basis after giving effect to the Pfaltzgraff Acquisition, (vi) the tax and accounting treatment of the Pfaltzgraff Acquisition, (vii) any consultant or other external due diligence reports that were prepared for the Borrower in connection with the Pfaltzgraff Acquisition and (viii) environmental, insurance and legal matters.
The Administrative Agent shall have received and be satisfied with consolidated and consolidating pro forma balance sheets of the Borrower and the Subsidiaries as of the Amendment No. 1 Effective Date, after giving effect to the Pfaltzgraff Acquisition (including all debt and equity issuances in connection therewith).
The Administrative Agent shall have received evidence satisfactory to it that the insurance required by
Section 6.10 of the Credit Agreement is in effect.
As of the Amendment No. 1 Effective Date and after giving effect to the Pfaltzgraff Acquisition, the Leverage Ratio shall be not greater than 3.00:1.00 and the Administrative Agent shall have received a certificate of Financial Officer of the Borrower, in all respects reasonably satisfactory to the Administrative Agent, to such effect.
The Administrative Agent shall have received a certificate, dated the Amendment No. 1 Effective Date and signed by a Financial Officer of the Borrower, setting forth reasonably detailed calculations demonstrating compliance with Sections 7.12, 7.13 and 7.14 on a pro forma basis as of the Amendment No. 1 Effective Date, immediately after giving effect to the Pfaltzgraff Acquisition.
The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of each Loan Party (including, without limitation, the Borrower, PFZ Acquisition and PFZ Outlet), the authorization of the execution and delivery of this Amendment, the replacement Revolving Notes, the Acknowledgment and Consent, the Supplement to the Security Agreement, the Supplement to the Guarantee Agreement and the Acquisition Documents and any other legal matters relating to the Loan Parties, the Loan Documents or the Pfaltzgraff Acquisition, all in form and substance satisfactory to the Administrative Agent and its counsel.
The Administrative Agent shall have received favorable written opinions (each addressed to the Credit Parties and dated the Amendment No. 1 Effective Date) from Rivkin Radler LLP and Samuel B. Fortenbaugh, Esq., on behalf of the Loan Parties, in form and substance satisfactory to the Administrative Agent covering such matters relating to the Loan Parties, the Loan Documents or the Pfaltzgraff Acquisition as the Administrative Agent shall reasonably request. The Borrower hereby requests such counsel to deliver such opinions.
The representations and warranties contained in the Credit Agreement shall be true and correct in all material respects (except to the extent such representations and warranties specifically relate to an earlier date) and, after giving effect to the consents set forth on Section 1 hereof and the amendments set forth in Section 2 hereof, no Default or Event of Default shall exist.
The Borrower shall have (i) paid to each Lender executing this Amendment an amendment fee equal to 0.05% of such Lender's Revolving Commitment as in effect immediately prior to the Amendment No. 1 Effective Date and (ii) paid to each Lender a closing fee equal to 0.20% of the amount of the increase of such Lender's Revolving Commitment effected hereby.
The Administrative Agent shall have received all fees and other amounts due and payable on or prior to the Amendment No. 1 Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder. The Borrower shall have paid the reasonable fees and disbursements of counsel to the Administrative Agent and the Lenders in connection with this Amendment.
The Administrative Agent shall notify the Borrower and the Credit Parties of the Amendment No. 1 Effective Date, and such notice shall be conclusive and binding.
Representations and Warranties. The Borrower hereby represents and warrants to the Administrative Agent and the Lenders that:
The representations and warranties set forth in the Loan Documents (other than the representations and warranties made as of a specific date) are true and correct in all material respects as of the date hereof and with the same effect as though made on and as of the date hereof.
No Default or Event of Default and no event or condition which, with the giving of notice or lapse of time or both, would constitute such a Default or Event of Default, now exists or would exist.
(i) The execution, delivery and performance by the Borrower of this Amendment is within its organizational powers and have been duly authorized by all necessary action (corporate or otherwise) on the part of the Borrower, (ii) this Amendment is the legal, valid and binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, and (iii) neither this Amendment nor the execution, delivery and performance by the Borrower hereof:
(A) contravenes the terms of the Borrower's organization documents, (B) conflicts with or results in any breach or contravention of, or the creation of any Lien under, any document evidencing any contractual obligation to which the Borrower is a party or any order, injunction, writ or decree to which the Borrower or its property is subject, or (C) violates any requirement of law
Effect; No Waiver.
The Borrower hereby (i) reaffirms and admits the validity and enforceability of the Loan Documents and all of its obligations thereunder and (ii) agrees and admits that it has no defenses to or offsets against any such obligation. Except as specifically set forth herein, the Credit Agreement and the other Loan Documents shall remain in full force and effect in accordance with their terms and are hereby ratified and confirmed. The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any existing or future Default or Event of Default, whether known or unknown or any right, power or remedy of the Administrative Agent or the Lenders under the Credit Agreement, nor constitute a waiver of any provision of the Credit Agreement, except as specifically set forth herein.
The Borrower hereby (i) reaffirms all of its agreements and obligations under the Security Documents, (ii) reaffirms that all Obligations of the Borrower under or in connection with the Credit Agreement as amended hereby are "Obligations" as that term is defined in the Security Documents, (iii) reaffirms that all such Obligations continue to be secured by the Security Documents, which remains in full force and effect and is hereby ratified and confirmed, (iv) confirms that all assets acquired by it in connection with the Pfaltzgraff Acquisition are and shall be deemed included in the Collateral and (v) agrees that all references in the Security Agreement to (A) "the Credit Agreement" shall be deemed to refer to the Credit Agreement and (B) "Loans", "Letter of Credit Exposure" and "Bankers Acceptance Exposure" shall be deemed to refer to Loans, Letter of Credit Exposure and Banker Acceptance Exposure, respectively, under the Credit Agreement as amended hereby. Miscellaneous.
The Borrower and each other Loan Party will cause all assets acquired in connection with the Pfaltzgraff Acquisition to be subjected to a Lien securing the Obligations and will take, and cause such other Loan Parties to take, such actions as shall be necessary or reasonably requested by the Administrative Agent to grant and perfect such Liens, including, with out limitation, executing any and all further documents, financing statements, agreements and instruments, and taking all such further actions (including the filing and recording of financing statements, fixture filings, and any other instrument or agreement of assignment that the Administrative Agent may reasonably request in the United States Patent and Trademark Office and the United States Copyright Office), that may be required under any applicable law, or which the Administrative Agent or the Required Lenders may reasonably request, to effectuate the transactions contemplated hereby or to grant, preserve, protect or perfect the Liens created or intended to be created by the Security Documents or the validity or priority of any such Lien, all at the expense of the Borrower.
The Borrower shall pay the Administrative Agent upon demand for all reasonable expenses, including reasonable attorneys' fees and expenses of the Administrative Agent, incurred by the Administrative Agent in connection with the preparation, negotiation and execution of this Amendment.
THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO THE CONFLICTS OF LAW PROVISIONS, BUT INCLUDING SECTIONS 5-1401 AND 5-1402 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF NEW YORK) AND DECISIONS OF THE STATE OF NEW YORK.
This Amendment shall be binding upon the Borrower, the Administrative Agent and the Lenders and their respective successors and assigns, and shall inure to the benefit of the Borrower, the Administrative Agent and the Lenders and the respective successors and assigns of the Administrative Agent and the Lenders.
This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same instrument.
                  [Signature pages follow.]
     AS EVIDENCE of the agreement by the parties hereto to the terms and conditions herein contained, each such party has caused this Amendment to be executed on its behalf.

                              LIFETIME BRANDS, INC.
                              (formerly known as Lifetime
                              Hoan Corporation)


                              By:
                              Name:
                              Title:



                              THE BANK OF NEW YORK, as
                              Administrative Agent and as a
                              Lender


                              By:
                              Name:
                              Title:


                              HSBC BANK USA, NATIONAL
                              ASSOCIATION


                              By:
                              Name:
                              Title:



                              CITIBANK, N.A.


                              By:
                              Name:
                              Title:



                              WACHOVIA BANK, NATIONAL
                              ASSOCIATION


                              By:
                              Name:
                              Title:


                 ACKNOWLEDGEMENT AND CONSENT
     Each of the undersigned Guarantors hereby (1) consents to the execution and delivery by the Borrower of the foregoing Amendment No. 1; (2) agrees that the definition of "Obligations" (and any other term referring to the indebtedness, liabilities and obligations of the Borrower to the Administrative Agent or any of the Lenders) in the Guarantee Agreement and the other Loan Documents shall include the Indebtedness of the Borrower under the forgoing Amendment No. 1; (3) agrees that the definition of "Credit Agreement" in the Guarantee Agreement and the other Loan Documents to which it is a party is hereby amended to mean the Credit Agreement as amended by the foregoing Amendment No. 1; (4) reaffirms its continuing liability under its Guarantee Agreement (as modified hereby); (5) reaffirms all of its agreements and obligations under the Security Documents; (6) reaffirms that all Obligations of the Borrower under or in connection with the Credit Agreement as amended by the foregoing Amendment No. 1 are "Obligations" as that term is defined in the Security Documents; (7) reaffirms that all such Obligations continue to be secured by the Security Documents, which remain in full force and effect and are hereby ratified and confirmed; (8) confirms that all assets acquired by it in connection with the Pfaltzgraff Acquisition are and shall be deemed included in the Collateral; and (9) confirms and agrees that it is a Guarantor party to the Guarantee Agreement and a Grantor party to the Security Agreement and that the Guarantee Agreement, the Security Agreement and the other Loan Documents to which it is a party are, and shall continue to be, in full force and effect in accordance with their respective terms.


                              OUTLET RETAIL STORES, INC.

                              By:
                                Name:
                                Title:

                              M. KAMENSTEIN CORP.

                              By:
                                Name:
                                Title:
                          EXHIBIT A
                             TO
             AMENDMENT NO. 1 TO CREDIT AGREEMENT


             FORM OF REPLACEMENT REVOLVING NOTE
$_____________                               July __, 2005
                                             New York, New
York

     FOR VALUE RECEIVED, the undersigned, LIFETIME BRANDS, INC. (formerly known as Lifetime Hoan Corporation), a Delaware corporation (the "Borrower"), hereby promises to pay to the order of _______________________________________
(the "Lender") ______________ DOLLARS ($_____________) or if
less, the unpaid principal amount of the Revolving Loans made by the Lender to the Borrower, in the amounts and at the times set forth in the Amended and Restated Credit Agreement, dated as of July 28, 2004 (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, the Lenders party thereto, and The Bank of New York, as Administrative Agent, and to pay interest from the date hereof on the principal balance of such Revolving Loans from time to time outstanding at the rate or rates and at the times set forth in the Credit Agreement, in each case at the office of the Administrative Agent located at One Wall Street, New York, New York, or at such other place as the Administrative Agent may specify from time to time, in lawful money of the United States of America in immediately available funds. Terms defined in the Credit Agreement are used herein with the same meanings.
The Revolving Loans evidenced by this Revolving Note are prepayable in the amounts, and under the circumstances, and their respective maturities are subject to acceleration upon the terms, set forth in the Credit Agreement. This Revolving Note is subject to, and should be construed in accordance with, the provisions of the Credit Agreement and is entitled to the benefits and security set forth in the Loan Documents.
     This Revolving Note shall be deemed to be in complete substitution for and replacement of, and not a repayment of the Revolving Note dated July 28, 2004 made by the Borrower payable to the Lender (the "Prior Revolving Note") and all interest accrued and unpaid under such Prior Revolving Note shall be deemed evidenced by this Revolving Note and payable hereunder from and after the date of accrual thereof. The execution and delivery of this Revolving Note shall not be construed (i) to have constituted repayment of any amount of principal or interest on the Prior Revolving Note, or (ii) to release, cancel, terminate or otherwise impair all or any part of any lien or security interest granted to the Lenders party to the Original Credit Agreement or their agents as collateral security for the Prior Revolving Note.
     The Lender is hereby authorized to record on the schedule annexed hereto, and any continuation sheets which the Lender may attach hereto, (a) the date of each Revolving Loan made by the Lender, (b) the class, Type and amount thereof, (c) the interest rate (without regard to the Applicable Margin) and Interest Period applicable to each Eurodollar Loan and (d) the date and amount of each conversion of, and each payment or prepayment of the principal of, any such Revolving Loan. The entries made in such schedule shall be prima facie evidence of the existence and amounts of the obligations recorded therein, provided that the failure to so record or any error therein shall not in any manner affect the obligation of the Borrower to repay the Revolving Loans in accordance with the terms of the Credit Agreement.
Except as specifically otherwise provided in the Credit Agreement, the Borrower hereby waives presentment, demand, notice of dishonor, protest, notice of protest and all other demands, protests and notices in connection with the execution, delivery, performance, collection and enforcement of this Revolving Note.
THIS REVOLVING NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.
                               LIFETIME BRANDS, INC.
                               (formerly known as Lifetime
                               Hoan Corporation)

                               By:
                               Name:
                               Title:
           SCHEDULE TO REPLACEMENT REVOLVING NOTE




                          Amount of   Interest    Interest
Date   Type of   Amount   principal    rate on     Period      Notation
       Loan      of Loan  converted,  Eurodollar     for        made by
                           paid or      Loans     Eurodollar
                           prepaid                  Loans



                          EXHIBIT B
                             TO
             AMENDMENT NO. 1 TO CREDIT AGREEMENT


                        SCHEDULE 2.01
         Amendment No. 1 Effective Date Commitments

               Lender                     Commitment
    The Bank of New York                 $30,000,000
    HSBC Bank USA, National Association  $26,000,000
    Citibank, N.A.                       $22,000,000
    Wachovia Bank, National Association  $22,000,000
                   TOTAL                $100,000,000

                          EXHIBIT C
                             TO
             AMENDMENT NO. 1 TO CREDIT AGREEMENT


                        SCHEDULE 4.12

                        Subsidiaries
               Subsidiary                         % Owned
Outlet Retail Stores, Inc.                         100%
Incorporated in the state of Delaware

M. Kamenstein Corp.                                100%
Incorporated in the state of Delaware

Lifetime Hoan LTD (Hong Kong) - (non-operating)    100%

PFZ Acquisition Corp.                              100%
Incorporated in the state of Delaware

Pfaltzgraff Factory Stores, Inc.                   100%
Incorporated in the state of Delaware
                          EXHIBIT D
                             TO
             AMENDMENT NO. 1 TO CREDIT AGREEMENT


                        SCHEDULE 7.01

                    Existing Indebtedness
Outstanding Borrowings under credit lines:
Description                                   Amount        Date
Lifetime Brands, Inc. -  borrowings under
  BONY credit facility                     $26,300,000   June 30, 2005

Outstanding Loans to Subsidiary:
None.

Guarantee(s) of Indebtedness:
None.

Capitalized Leases:
Lender                Description                 Total Amount
                                                 outstanding at
                                                  June 30, 2005

Navistar              Kamenstein Warehouse             $768
                      Equipment

Strata Systems        Westbury Design               $33,581
                      Equipment

Crown                 Robbinsville                 $504,676
                      Warehouse Vehicles

Raymond               Robbinsville                 $352,253
                      Warehouse Vehicles

Light Source Energy   Lighting System               $52,132
Services, Inc.        Upgrade

Notes Payable Related to Acquisitions:
None.



                            EXHIBIT E
                               TO
               AMENDMENT NO. 1 TO CREDIT AGREEMENT
                          SCHEDULE 7.02
                          Exiting Liens
   [Note that this schedule does not include liens in favor of lender.]

Debtor       Secured      Location of      Date of       Filing       Collateral
<c>          Party        Filing           Filing        Number       <c>
Lifetime     Crown Credit Delaware         October 20,   32729484     Specific equipment, including
Hoan         Company      Secretary of     2003                       lift trucks, batteries and
Corporation               State                                       chargers

Lifetime     Crown Credit Delaware         November 3,   32878497     Specific equipment, including
Hoan         Company      Secretary of     2003                       lift trucks, batteries and
Corporation               State                                       chargers

Lifetime     Wells Fargo  Delaware         January 21,   40365546     Cannon digital color copier
Hoan         Financial    Secretary of     2004                       system with peripherals
Corporation  Leasing      State

Lifetime     Crown Credit Delaware         October 18,   42922807     Specific equipment, including
Hoan         Company      Secretary of     2004                       lift trucks, batteries and
Corporation               State                                       chargers

Lifetime     Crown Credit Delaware         October 28,   43044114     Specific equipment, including
Hoan         Company      Secretary of     2004                       lift trucks, batteries and
Corporation               State                                       chargers

Lifetime     Crown Credit Delaware         October 28,   43044171     Specific equipment, including
Hoan         Company      Secretary of     2004                       lift trucks, batteries and
Corporation               State                                       chargers

Lifetime     Raymond      Delaware         October 8,    42837757     Specific equipment, including
Hoan         Leasing      Secretary of     2004                       turett trucks
Corporation  Corporation  State

Lifetime     Cannon       Delaware         December 22,  43618198     Specific photocopier and
Hoan         Financial    Secretary of     2004                       related equipment
Corporation  Services     State

Outlet       Cookware     Delaware         December 7,   11644116     Certain goods delivered to
Retail       Concepts     Secretary of     2001                       debtor on consignment pursuant
Stores,                   State                                       to a 1997 agreement between the
Inc.                                                                  parties

M.           Safeco       Delaware         January 27,   40210437     Specific equipment, including
Kamenstein   Credit Co.   Secretary of     2004                       pallet trucks
Corp.        Inc.         State