Form 10-Q
period 2005-09-30
LIFETIME BRANDS, INC
filed 2005-11-07
CIK 874396

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005
                               ------------------
Commission file number 0-19254
                       -------


                              LIFETIME BRANDS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                            11-2682486
  --------------------------                           --------------------
 (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


       One Merrick Avenue, Westbury, NY                      11590
  -----------------------------------------            -----------------
   (Address of Principal Executive Offices)                (Zip Code)


                                 (516) 683-6000
              (Registrant's Telephone Number, Including Area Code)
              ----------------------------------------------------


                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No __

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No _


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b(2) of the Exchange Act). Yes _   No X_

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, $.01 Par Value 11,160,645
                     ---------------------------------------
                    shares outstanding as of November 7, 2005
                    -----------------------------------------

                              LIFETIME BRANDS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

PART I.      FINANCIAL INFORMATION                                      PAGE NO.
Item 1.      Financial Statements

             Unaudited Condensed Consolidated Balance Sheets -
             September 30, 2005 and December 31, 2004                   2

             Unaudited Condensed Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 2005 and 2004    3

             Unaudited Condensed Consolidated Statements of
             Cash Flows - Nine Months Ended September 30, 2005
             and 2004                                                   4

             Notes to Unaudited Condensed Consolidated Financial
             Statements                                                 5

             Report of Independent Registered Public Accounting Firm    13

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        14

Item 3.      Quantitative and Qualitative Disclosure of Market Risk     23

Item 4.      Controls and Procedures                                    23

PART II.     OTHER INFORMATION

Item 6.      Exhibits                                                   24

Signatures

PART 1.  FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS


                              LIFETIME BRANDS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                    September 30,
                                                                                        2005                  December 31,
                                                                                     (unaudited)                 2004
                                                                                 --------------------    ---------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents...............................................                 $   105                  $ 1,741
    Accounts receivable, less allowances of $4,412 in 2005 and
          $3,477 in 2004....................................................                  48,594                   34,083
    Merchandise inventories.................................................                 121,973                   58,934
    Prepaid expenses........................................................                   2,737                    1,998
    Deferred income taxes...................................................                   5,566                    4,303
    Other current assets....................................................                   3,834                    2,366
                                                                                 --------------------    ---------------------
        TOTAL CURRENT ASSETS                                                                 182,809                  103,425

PROPERTY AND EQUIPMENT, net.................................................                  28,861                   20,003
GOODWILL....................................................................                  16,714                   16,200
OTHER INTANGIBLES, net......................................................                  16,240                   15,284
 OTHER ASSETS...............................................................                   2,574                    2,305
                                                                                 --------------------    ---------------------
                    TOTAL ASSETS                                                            $247,198                $ 157,217
                                                                                 ====================    =====================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Short-term borrowings...................................................                 $82,200                  $19,400
    Accounts payable........................................................                  16,769                    7,892
    Accrued expenses........................................................                  31,385                   20,145
    Income taxes payable....................................................                   5,855                    5,476
                                                                                 --------------------    ---------------------
        TOTAL CURRENT LIABILITIES                                                            136,209                   52,913

DEFERRED RENT & OTHER LONG-TERM LIABILITIES.................................                   2,160                    2,072
DEFERRED INCOME TAX LIABILITIES.............................................                   4,759                    4,294
LONG-TERM DEBT..............................................................                   5,000                    5,000

STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 11,160,645 in 2005 and  11,050,349
    in 2004.................................................................                     111                      111
Paid-in capital.............................................................                  66,551                   65,229
Retained earnings...........................................................                  32,887                   28,077
Notes receivable for shares issued to stockholders..........................                   (479)                    (479)
                                                                                 --------------------    ---------------------
        TOTAL STOCKHOLDERS' EQUITY                                                            99,070                   92,938
                                                                                 --------------------
                                                                                                         ---------------------

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 247,198                $ 157,217
                                                                                 ====================    =====================



      See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

                              LIFETIME BRANDS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                 ----------------------------    -----------------------------
                                                                      2005            2004          2005             2004
                                                                 ------------     -----------    ------------    -------------

    Net Sales...............................................        $ 94,245        $ 51,241      $ 183,516         $ 121,399

    Cost of Sales...........................................          53,109          30,553         104,968           71,396
    Distribution Expenses...................................          10,248           6,029          22,171           16,406
    Selling, General and Administrative Expenses............          22,672          10,112          43,911           27,904
                                                                 ------------     -----------    ------------    -------------

    Income from Operations..................................           8,216           4,547          12,466            5,693

    Interest Expense........................................             912             268           1,402              536
    Other Income............................................             (13)            (14)            (39)             (45)
                                                                 ------------     -----------    ------------    -------------

    Income Before Income Taxes..............................           7,317           4,293          11,103            5,202

    Tax Provision...........................................           2,780           1,709           4,220            2,070
                                                                 ------------     -----------    ------------    -------------

    NET INCOME..............................................         $ 4,537          $2,584         $ 6,883          $ 3,132
                                                                 ============     ===========    ============    =============
    BASIC INCOME PER COMMON SHARE...........................
                                                                      $ 0.41          $ 0.23          $ 0.62           $ 0.29
                                                                 ============     ===========    ============    =============

    DILUTED INCOME PER COMMON SHARE.........................          $ 0.40          $ 0.23          $ 0.61           $ 0.28
                                                                 ============     ===========    ============    =============

    WEIGHTED AVERAGE SHARES - BASIC.........................          11,104          11,047          11,073           10,960
                                                                 ============     ===========    ============    =============

    WEIGHTED AVERAGE SHARES AND COMMON SHARE EQUIVALENTS -
        DILUTED.............................................          11,319          11,281          11,290           11,217
                                                                 ============     ===========    ============    =============


      See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

                              LIFETIME BRANDS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2005                    2004
                                                                              --------------------    -------------------
OPERATING ACTIVITIES
    Net income.........................................................                    $6,883                $ 3,132
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization...................................                     3,930                  2,926
       Deferred income taxes...........................................                     (798)                  (548)
       Deferred rent and other long-term liabilities...................                        88                    207
       Provision for losses on accounts receivable.....................                        96                     18
       Reserve for sales returns and allowances........................                     8,414                  6,891
    Changes in operating  assets and  liabilities,  excluding  the effect of the acquisitions of Pfaltzgraff, Salton and Excel:
      Accounts receivable..............................................                  (20,603)                (4,476)
      Merchandise inventories..........................................                  (21,195)                (9,886)
      Prepaid expenses, other current assets
        and other assets...............................................                     (672)                  (815)
      Accounts payable and accrued expenses............................                    11,833                (3,560)
      Income taxes payable.............................................                       961                  (278)
                                                                              --------------------    -------------------

      NET CASH USED IN OPERATING ACTIVITIES............................                  (11,063)                (6,389)
                                                                              --------------------    -------------------

INVESTING ACTIVITIES
    Purchase of property and equipment, net............................                   (4,752)                (1,695)
    Acquisition of Pfaltzgraff.........................................                  (33,093)
    Acquisition of Salton..............................................                  (13,956)                   -
    Acquisition of Excel...............................................                      -                   (7,000)
                                                                              --------------------    -------------------

      NET CASH USED IN INVESTING ACTIVITIES............................                  (51,801)                (8,695)
                                                                              --------------------    -------------------

FINANCING ACTIVITIES
    Proceeds from short-term borrowings, net...........................                    62,800                 10,400
    Proceeds from long-term debt.......................................                        -                   5,000
    Proceeds from exercise of stock options............................                       741                  1,364
    Payment of capital lease obligations...............................                     (240)                  (114)
    Cash dividends paid................................................                    2,073)                (2,052)
                                                                              --------------------    -------------------


      NET CASH PROVIDED BY FINANCING ACTIVITIES........................                    61,228                 14,598
                                                                              --------------------    -------------------

      DECREASE IN CASH AND CASH
      EQUIVALENTS......................................................                   (1,636)                  (486)
Cash and cash equivalents at beginning of period.......................                     1,741                  1,175
                                                                              --------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................                     $ 105                  $ 689
                                                                              ====================    ===================


      See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

                              LIFETIME BRANDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (unaudited)


NOTE A - BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

Certain 2004 balances have been reclassified to conform with the current presentation. These items include the reclassification of deferred tax assets and non-current deferred tax liabilities from income taxes payable that represent the impact of the state tax rate on timing differences to conform with the classification guidelines of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

Revenue Recognition

The Company sells products wholesale to retailers and distributors and retail direct to the consumer through Company-operated outlet stores, Internet and catalog operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale, while Internet and catalog sales are recognized upon shipment to the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales. Included in net sales for the three and nine months ended September 30, 2005 is shipping and handling fee income of approximately $1.1 million.

Distribution Expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out.

Cash Dividend

In December 2004, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on February 4, 2005, paid on February 18, 2005. In March 2005, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 6, 2005, paid on May 20, 2005. In July 2005, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on August 5, 2005, paid on August 19, 2005. In October 2005, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on November 4, 2005, to be paid on November 18, 2005.

                              LIFETIME BRANDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (unaudited)


NOTE A - BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding of 11,104,000 for the three months ended September 30, 2005 and 11,047,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and September 30, 2004, the weighted average number of common shares outstanding used to compute basic earnings per share was 11,073,000 and 10,960,000, respectively. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, of 11,319,000 for the three months ended September 30, 2005 and 11,281,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and September 30, 2004, the diluted number of common shares outstanding was 11,290,000 and 11,217,000, respectively.

Accounting for Stock Option Plan

The Company has a stock option plan, which is more fully described in the footnotes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for options granted under the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had exercise prices equal to the market values of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                              --------------------------    -----------------------------
(in thousands, except per share data)           2005            2004           2005             2004
                                              ----------     -----------    ------------    -------------

Net income as reported                          $ 4,537         $ 2,584          $ 6,883          $ 3,132

Deduct:  Total stock option employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects                     (34)            (32)           (102)            (155)
                                              ----------     -----------    ------------    -------------

Pro forma net income                           $ 4,503          $ 2,552         $ 6,781          $ 2,977
                                              ==========     ===========    ============    =============

Income per common share:

    Basic - as reported                           $ 0.41         $ 0.23          $ 0.62           $ 0.29
    Basic  - pro forma                            $ 0.41         $ 0.23          $ 0.61           $ 0.27

    Diluted - as reported                         $ 0.40         $ 0.23          $ 0.61           $ 0.28
    Diluted  - pro forma                          $ 0.40         $ 0.23          $ 0.60           $ 0.27


In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment: an Amendment to FASB Statements 123 and 95." This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. In April 2005, the Securities and Exchange Commission deferred the implementation of SFAS No. 123R. As a result, the Company plans to adopt SFAS No. 123R effective January 1, 2006. The Company is currently evaluating the impact of SFAS No. 123R on its consolidated financial statements.

                              LIFETIME BRANDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (unaudited)



NOTE B - CREDIT FACILITY

In July 2005, the Company amended its $50 million secured credit facility (the "Credit Facility"), to increase the size of the facility to $100 million and to extend its maturity to July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. At September 30, 2005, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender's cost of funds rate, plus in each case a margin based on a leverage ratio.

As of September 30, 2005, the Company had $0.4 million of letters of credit and $82.2 million of short-term borrowings and a $5.0 million term loan outstanding under its Credit Facility, and as a result, the availability under the Credit Facility, was $12.4 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at September 30, 2005 ranged from 4.0% to 6.4%.


NOTE C - EXCEL ACQUISITION

On July 23, 2004, the Company acquired the business and certain assets of Excel Importing Corp., ("Excel"), a wholly-owned subsidiary of Mickelberry Communications Incorporated ("Mickelberry"). Excel marketed and distributed cutlery, tabletop, cookware and barware products under brand names, including Sabatier(R), Farberware(R), Retroneu(R), Joseph Abboud Environments(R) and DBK(TM)-Daniel Boulud Kitchen. The acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Accordingly, the results of operations of Excel are included in the Company's condensed consolidated statements of income from the date of acquisition.

The purchase price, subject to post closing adjustments, was approximately $8.5 million, of which $7.0 million was paid in cash at the closing. The Company has not paid the balance of the purchase price of $1.5 million since it believes the total of certain estimated post closing inventory adjustments and certain indemnification claims are in excess of this amount. The Company has been unsuccessful in its attempts to obtain resolution of these matters with Excel and Mickelberry and commenced a lawsuit against these parties on June 8, 2005, claiming breach of contract, fraud and unjust enrichment. The lawsuit is in its preliminary stages and a settlement has not been reached nor has any been proposed. Due to the uncertainty regarding the ultimate outcome of the matter, the Company believes that the amount, if any, that the Company will ultimately be required to pay cannot be reasonably estimated at September 30, 2005.
Accordingly, no amount has been included in the purchase price for this contingency. Upon final resolution of the matter, the Company will reflect any further amounts due as part of the purchase price and will re-allocate the purchase price to the net assets acquired. The total purchase price has been currently determined as follows (in thousands):

            Cash paid at closing                              $ 7,000
            Professional fees and other costs                      83
                                                        ----------------
               Total purchase price                           $ 7,083
                                                        ================

                              LIFETIME BRANDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (unaudited)




NOTE C - EXCEL ACQUISITION (CONTINUED)

The purchase price was funded by borrowings under the Company's Credit Facility (see Note B). The purchase price has been allocated by the Company as follows (in thousands):

                                                            Purchase Price
                                                              Allocation
                                                           ----------------
               Assets acquired:
                 Accounts receivable                               $ 483
                 Merchandise Inventories                           4,769
                 Other assets                                         20
                 License intangibles                               7,520
               Less: Liabilities assumed                         (5,709)
                                                           ----------------
                   Total assets acquired                          $7,083
                                                           ================

The 2004 Excel acquisition was not material to the Company. Accordingly, pro forma results of operations for the three and nine months ended September 30, 2004 have not been presented.


NOTE D - PFALTZGRAFF ACQUISITION

On July 11, 2005, the Company acquired the business and certain assets of The Pfaltzgraff Co. ("Pfaltzgraff"). Pfaltzgraff designed ceramic dinnerware and tabletop accessories for the home and distributed these products through retail chains, company-operated outlet stores and through Internet and catalog operations. The acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Accordingly, the results of the Pfaltzgraff operations are included in the Company's condensed consolidated statements of income from the date of acquisition. On a preliminary basis, the total purchase price has been determined as follows (in thousands):

               Cash paid at closing                            $ 32,500
               Post closing working capital adjustment            4,742
               Professional fees and other costs                    877
                                                            --------------
                  Total purchase price                         $ 38,119
                                                            ==============

The purchase price was funded by borrowings under the Company's Credit Facility (see Note B). On a preliminary basis, the purchase price has been allocated based on management's estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

                                                            Preliminary
                                                              Purchase
                                                               Price
                                                             Allocation
                                                           ---------------
               Assets acquired:
                 Accounts receivable                            $ 2,418
                 Merchandise Inventories                         29,149
                 Other current assets                             1,489
                 Property and equipment                           7,098
                 Brand name intangible asset                        300
               Less: liabilities assumed                        (2,335)
                                                           ---------------
                    Total assets acquired                       $38,119
                                                           ===============

                              LIFETIME BRANDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (unaudited)


NOTE D - PFALTZGRAFF ACQUISITION (CONTINUED)

The following unaudited pro forma financial information is presented for illustrative purposes only and presents the results of operations for the three months and nine months ended September 30, 2005 and 2004, as though the acquisition of Pfaltzgraff occurred at the beginning of the respective periods.

The unaudited pro forma financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the dates indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma financial information does not reflect any synergies that may be achieved from the combination of the entities by i) lowering the cost of products sold by sourcing a significant majority of production overseas, ii) closing unprofitable Pfaltzgraff outlet stores, iii) consolidating the Pfaltzgraff outlet store operations with the Company's existing Farberware outlet store operations and
iv) eliminating redundant staffing, operations and executive management. The unaudited pro forma financial information reflects adjustments for additional interest expense on acquisition-related borrowings and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on preliminary purchase price allocations. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented.


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
(In thousands, except per share amounts)                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                      2005         2004            2005             2004
                                                 -----------    -----------    ------------     ------------
Net sales                                        $  98,310      $  88,749      $  236,787        $  224,275
Net income (loss)                                $   4,002      $    (119)     $   (2,436)       $   (6,531)
Diluted earnings (loss) per share                $    0.35      $   (0.01)     $    (0.22)       $    (0.58)



NOTE E - SALTON ACQUISITION

On September 19, 2005, the Company acquired certain components of the tabletop business and related assets from Salton, Inc. ("Salton"). The assets acquired include Salton's Block(R) and Sasaki(R) brands, licenses to market Calvin Klein(R) and NapaStyle(TM) tabletop products and distribution rights for upscale crystal products under the Atlantis brand. In addition, the Company entered into a new license with Salton to market tabletop products under the Stiffel(R) brand. The acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Accordingly, the results of operations of Salton are included in the Company's condensed consolidated statements of income from the date of acquisition. The amount paid at closing was approximately $13.4 million. On a preliminary basis the total purchase price has been determined as follows (in thousands):

               Cash paid at closing                                  $ 13,442
               Professional fees and other costs                          514
                                                                 ---------------
                  Total purchase price                               $ 13,956
                                                                 ===============

                              LIFETIME BRANDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (unaudited)


NOTE E - SALTON ACQUISITION (CONTINUED)

The purchase price was funded by borrowings under the Company's Credit Facility (see Note B). On a preliminary basis the purchase price has been allocated based on management's estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

                                                                  Preliminary
                                                                    Purchase
                                                                     Price
                                                                   Allocation
                                                                 ---------------
               Merchandise Inventories                               $ 12,695
               Other current assets                                       315
               Property and equipment                                     432
               Goodwill                                                   514
                                                                 ---------------
                  Total assets acquired                              $ 13,956
                                                                 ===============


Pro forma information is not presented by the Company related to the acquisition of Salton because discrete financial information relating to the historical results of operations of the component of the Salton business acquired was not available and not determinable.


NOTE F - BUSINESS SEGMENTS

As discussed in Note D, in July 2005, the Company acquired the wholesale, retail outlet store, Internet and catalog businesses of Pfaltzgraff. With the addition of the Pfaltzgraff businesses, the Company has determined that it currently operates in two reportable segments -- wholesale and direct-to-consumer. The wholesale segment includes the Company's business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment includes the Company's business that sells household products directly to the consumer through Company-operated retail outlet stores and Internet and catalog operations. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. The distinction between these segments is that, while the products distributed are very similar, the type of customer for the products and the methods used to market, sell and distribute the products are very different.

Management evaluates the performance of the wholesale and direct-to-consumer segments based on "Net Sales" and "Income (Loss) From Operations". Such measures give recognition to specifically identifiable operating costs such as cost of sales, marketing, selling and distribution expenses and general and administrative expenses. Certain general and administrative expenses such as executive salaries and benefits, director fees and accounting, legal and consulting fees are not allocated to the specific segments and, accordingly, are reflected in the unallocated/corporate/other category. Assets in each segment consist of assets used in its operations, acquired intangible assets and goodwill. Assets in the unallocated/corporate/other category consist of cash and tax related assets that are not allocated to the segments.

                              LIFETIME BRANDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (unaudited)


NOTE F - BUSINESS SEGMENTS (CONTINUED)

                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                 --------------------------     -----------------------------
(in thousands)                                      2005           2004            2005             2004
                                                 -----------    -----------     ------------    -------------
NET SALES
Wholesale                                          $ 72,068       $ 47,120        $ 154,185       $  111,564
Direct-to-Consumer                                   22,177          4,121           29,331            9,835
                                                 -----------    -----------     ------------    -------------
   Total Net Sales                                 $ 94,245       $ 51,241        $ 183,516       $  121,399
                                                 ===========    ===========     ============    =============


INCOME (LOSS) FROM OPERATIONS
Wholesale                                          $ 10,366         $6,075        $  18,235       $  10,867
Direct-to-Consumer                                      109          (176)          (1,032)          (1,709)
Unallocated/Corporate/Other                         (2,259)        (1,352)          (4,737)          (3,465)
                                                 -----------    -----------     ------------    -------------
   Total Income From Operations                     $ 8,216         $4,547        $  12,466       $   5,693
                                                 ===========    ===========     ============    =============


DEPRECIATION AND AMORTIZATION
Wholesale                                          $  1,437      $     903        $   3,298       $    2,660
Direct-to-Consumer                                      334            103              632              266
                                                 -----------    -----------     ------------    -------------
   Total Depreciation and Amortization             $  1,771      $   1,006        $   3,930       $    2,926
                                                 ===========    ===========     ============    =============

                                                        September 30,
                                                 ----------------------------
(in thousands)                                      2005            2004
                                                 ------------    ------------

ASSETS
Wholesale                                          $ 215,074       $ 145,008
Direct-to-Consumer                                    26,454           7,304
Unallocated/Corporate/Other                            5,670           4,235
                                                 ------------    ------------
   Total Assets                                    $ 247,198       $ 156,547
                                                 ============    ============

NOTE G - COMMITMENTS

On October 17, 2005 the Company entered into an employment agreement with Ronald Shiftan that provides that the Company will employ Mr. Shiftan as Vice Chairman and Chief Operating Officer for a term that commenced on July 1, 2005 and continues until June 30, 2010, and thereafter for additional one year periods unless terminated by either the Company or Mr. Shiftan as provided in the agreement. The agreement provides for an initial annual salary of $400,000 with annual increases based on changes in the Bureau of Labor Statistics Consumer Price Index for All Urban Consumers. Commencing with the year ending December 31, 2005, Mr. Shiftan will receive an annual cash bonus equal to six-percent of the annual increase in the Company's income before taxes (excluding items that appear on the audited financial statements as extraordinary items and items that the Board of Directors, in its sole discretion, determines are outside of the ordinary course of business) over the prior year. In accordance with the terms of the agreement, the Board of Directors granted to Mr. Shiftan an option to purchase 350,000 shares of the Company's common stock pursuant to its 2000 Long-Term Incentive Plan at an exercise price of $24.23 per share. The agreement also provides for certain fringe benefits. The agreement also provides for a severance benefit equal to the lesser of (x) his base salary or (y) his salary remaining to the end of the term plus his pro-rated bonus if (i) Mr. Shiftan resigns for Good Reason (as defined in the agreement) or (ii) the Company terminates Mr. Shiftan's employment for any reason other than Disability (as defined in the agreement) or Cause (as defined in the agreement) (such a resignation or termination is referred to in the agreement as an "Involuntary Termination") after July 1, 2006. In the event of Mr. Shiftan's Involuntary
Termination before July 1, 2006, he will receive as severance his salary remaining to the end of the term plus his pro-rated bonus.

                              LIFETIME BRANDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (unaudited)


NOTE G - COMMITMENTS (CONTINUED)

The agreement further provides that if the Company undergoes a Change of Control (as defined in the agreement) and (i) Mr. Shiftan's employment is thereafter terminated under circumstances that would constitute an Involuntary Termination or (ii) Mr. Shiftan undergoes an Involuntary Termination and within 90 days the Company executes a definitive agreement to enter into a transaction the consummation of which would constitute a Change of Control and such transaction is actually consummated, the Company would be obligated to pay to him or his estate the lesser of (x) 2.99 times the average of his base salary and bonus for the three years immediately preceding the change of control or (y) 1% of the Company's market capitalization in excess of $220,000,000, up to a maximum payment of $2,500,000. The employment agreement also contains restrictive covenants preventing Mr. Shiftan from competing with the Company during the term of his employment and for a period of five years thereafter.

NOTE H - SUBSEQUENT EVENT

On October 31, 2005, the Company filed a Registration Statement on Form S-3 relating to a public offering by the Company and certain stockholders named in the Registration Statement of 1,500,000 and 1,000,000 shares, excluding an over-allotment option, respectively, of the Company's common stock. As stated in the Registration Statement, the Company intends to use the net proceeds from the sale of stock by it to repay indebtedness outstanding under the Company's Credit Facility (see Note B).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the unaudited condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the "Company") as of September 30, 2005 and the related unaudited condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the unaudited condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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


Melville, New York
November 1, 2005

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading designer, developer and marketer of a broad range of nationally branded consumer products including Kitchenware, Tabletop, Cutlery and Cutting Boards, Bakeware and Pantryware and Spices. The Company markets its products under some of the most well-respected and widely-recognized brand names in the U.S. housewares industry including three of the four most recognized brands in the "Kitchen Tool, Cutlery and Gadgets" product category according to the Home Furnishing News Brand Survey for 2005. The Company sells and markets its products under the following brands and trademarks which are either owned or licensed: Atlantis, Baker's Advantage(R), Block(R), Calvin Klein(R), CasaModa
(TM), Cuisinart(R), Cuisine de France(R), DBK(TM) Daniel Boulud Kitchen, Farberware(R), Gemco(R), Hershey(R)'s, Hoan(R), Hoffritz(R), Joseph Abboud Environments(R), Kamenstein(R), Kathy Ireland Home(R), KitchenAid(R), NapaStyle(TM), Nautica(R), Pfaltzgraff(R), Retroneu(R), Roshco(R), Sabatier(R), Sasaki(R), Stiffel(R), :USE(R) and Weir in Your Kitchen(TM). The Company uses the Farberware(R) brand name for kitchenware, cutlery and cutting boards and bakeware pursuant to a 200 year royalty-free license and the Company licenses the KitchenAid(R), Cuisinart(R), Farberware(R) (for flatware and dinnerware), Sabatier(R), DBK(TM) Daniel Boulud Kitchen(TM) and Joseph Abboud Environments(R) trade names pursuant to licenses granted by owners of those brands. In addition, the Company operates 62 outlet stores under the Farberware(R) brand name and 57 outlet stores using the Pfaltzgraff(R) brand name. The Company markets several product lines within each of the Company's product categories and under each of the Company's brands primarily targeting moderate to premium price points, through every major level of trade. At the heart of the Company is a strong culture of innovation and new product development. The Company expects to develop or redesign over 700 products in 2005 and over 800 products in 2006. The Company has been sourcing its products in Asia for over 40 years; the Company currently sources its products from approximately 125 suppliers located primarily in China. In June 2005, the Company changed its name to Lifetime Brands, Inc. from Lifetime Hoan Corporation to better reflect its business.

 Over the last several years, the Company's sales growth has come from: (i) expanding product offerings within the Company's current categories, (ii) developing and acquiring new product categories and (iii) entering new channels of distribution, primarily in the United States. Key factors in the Company's growth strategy have been and will continue to be, the selective use and management of the Company's strong brands and the Company's ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company's in-house design and development team that currently consists of 55 professional designers, artists and engineers. This team creates new products, packaging and merchandising concepts. Utilizing the latest available design tools, technology and materials, the Company works closely with its suppliers to enable efficient and timely manufacturing of its products.

On October 31, 2005, the Company filed a Registration Statement on Form S-3 relating to a public offering by the Company and certain stockholders named in the Registration Statement of 1,500,000 and 1,000,000 shares, excluding an over-allotment option, respectively, of the Company's common stock. As stated in the Registration Statement, the Company intends to use the net proceeds from the sale of stock by it to repay indebtedness outstanding under the company's credit Facility.

The Company acquired the business and certain assets of The Pfaltzgraff Co. ("Pfaltzgraff") in July 2005 and certain components of the business and related assets of Salton, Inc. ("Salton") in September 2005. Both of these acquisitions expanded the Company's tabletop product category and the Pfaltzgraff acquisition expanded the Company's retail operations. The Pfaltzgraff product lines include ceramic dinnerware and tabletop accessories for the home that are distributed to retailers and directly to the consumer through company operated outlet stores, Internet and catalog operations. The Salton business includes the Block(R) and Sasaki(R) brands and licenses to market Calvin Klein(R) and NapaStyle(TM) tabletop products, as well as distribution rights for crystal products under the Atlantis brand. The Company also entered into a license agreement with Salton to market tabletop products under the Stiffel(R) brand.

With the addition of the Pfaltzgraff businesses, the Company has determined that it currently operates in two reportable segments -- wholesale and direct-to-consumer. The wholesale segment includes the Company's business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment includes the Company's business that sells household products directly to the consumer through Company-operated retail outlet stores and Internet and catalog operations. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the methods used to sell, market and distribute the products in each segment.

For the three-months ended September 30, 2005, net sales were $94.2 million, representing 83.9% growth over the previous year's corresponding period. Excluding sales of Pfaltzgraff products of approximately $29.0 million, net sales increased 27.3% over the prior year quarter. The growth was primarily attributable to significantly higher sales of cutlery products, particularly sales of the Company's newly introduced lines of KitchenAid(R) branded cutlery along with higher sales of Farberware(R) cutlery, and strong growth in sales of KitchenAid(R) and Farberware(R) branded kitchen tools and gadgets and Roshco(R) and KitchenAid(R) bakeware. The Salton business the Company acquired on September 19, 2005 did not have any sales from the date of acquisition through September 30, 2005 and the expenses incurred during the period were not material to the Company's results of operations.

In the third quarter of 2005, the Company's gross profit margin increased compared to the third quarter of 2004 for both the wholesale and direct-to-consumer segments. The increase in gross profit margin of the wholesale segment was attributable to product mix while the improvement in gross profit margin of the direct-to-consumer segment was attributable to the July 2005 acquisition of Pfaltzgraff, which included Internet and catalog operations that generate higher margins than the Company's outlet store operations.

The Company's operating profit increased significantly in the third quarter of 2005 compared to the third quarter of 2004 due primarily to the significant growth in sales.

SEASONALITY

The Company's business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2004, 2003 and 2002, net sales for the third and fourth quarters accounted for 63%, 66% and 61% of total annual net sales, respectively. Moreover, operating profits earned in the third and fourth quarters accounted for 92%, 97% and 100% of total annual operating profits, respectively. Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season.

The acquisition of Pfaltzgraff will significantly increase the portion of the Company's sales and operating profits that are generated during the second half of the year, and will result in the Company reporting lower earnings in the first and second quarters of 2006, as compared to the first and second quarters of 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

Merchandise inventories, consisting principally of finished goods, are priced under the lower-of-cost (first-in, first-out basis) or market method. The Company's management periodically reviews and analyzes inventory based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise.

The Company sells products wholesale to retailers and distributors and retail direct to the consumer through Company-operated outlet stores, Internet and catalog operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale while Internet and catalog sales are recognized upon shipment to the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales.

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

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Accordingly, the Company ceased amortizing goodwill effective January 1, 2002. For the year ended December 31, 2004, the Company completed its annual assessment and based upon such assessment, no impairment to the carrying value of goodwill was identified.

Effective  January 1, 2002 the Company  adopted  SFAS No. 144,  "Accounting  for
Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that a long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon such review, no impairment to the carrying value of any long-lived asset has been identified at September 30, 2005.

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.


                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                           2005           2004             2005              2004
                                                       ----------      ----------     ------------       -----------

Net sales                                                  100.0  %        100.0  %         100.0  %          100.0  %
Cost of sales                                               56.4            59.6             57.2              58.8
Distribution expenses                                       10.8            11.8             12.1              13.5
Selling, general and administrative expenses                24.1            19.7             23.9              23.0
                                                       ----------      ----------     ------------       -----------
Income from operations                                       8.7             8.9              6.8               4.7
Interest expense                                             0.9             0.5              0.8               0.4
                                                       ----------      ----------     ------------       -----------
Income before income taxes                                   7.8             8.4              6.0               4.3
Income Taxes                                                 3.0             3.3              2.3               1.7
                                                       ----------      ----------     ------------       -----------
Net income                                                   4.8  %          5.1  %           3.7  %            2.6  %
                                                       ==========      ==========     ============       ===========


                    THREE MONTHS ENDED SEPTEMBER 30, 2005 AS
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES
Net sales for the three months ended September 30, 2005 were $94.2 million, an increase of approximately $43.0 million, or 83.9%, as compared to the three months ended September 30, 2004. Net sales for the three months ended September 30, 2005 included approximately $29.0 million of sales from the Pfaltzgraff business that was acquired in July 2005. Excluding the Pfaltzgraff business, net sales for the third quarter of 2005 were $65.2 million, a 27.3% increase over the comparable 2004 period sales of $51.2 million.

Net sales for the Company's wholesale segment were $72.1 million for the three months ended September 30, 2005 compared to $47.1 million for the comparable 2004 period. Excluding wholesale sales of Pfaltzgraff products of $11.1 million, net sales for the 2005 quarter were $61.0 million, an increase of 29.3% over the comparable 2004 quarter. This increase was primarily attributable to significantly higher sales of cutlery products, particularly the Company's newly introduced lines of KitchenAid(R) branded cutlery along with higher sales of Farberware(R) cutlery, and strong growth in sales of KitchenAid(R) and Farberware(R) branded kitchen tools and gadgets, and Roshco(R) and KitchenAid(R) bakeware.

Net sales for the direct-to-consumer segment increased to $22.1 million for the three months ended September 30, 2005 compared to net sales of $4.1 million for the comparable 2004 period. The increase was due primarily to the acquisition of the Pfaltzgraff outlet stores, Internet and catalog operations, which had sales of $17.9 million for the three months ended September 30, 2005.

COST OF SALES
Cost of sales for the three months ended September 30, 2005 was $53.1 million, an increase of $22.6 million, or 73.8%, from the comparable 2004 period. Cost of sales as a percentage of net sales decreased to 56.4% in 2005 from 59.6% in 2004, the result of a higher proportion of sales in the 2005 period coming from the direct-to-consumer segment where gross profit margins are higher than the wholesale segment.

Cost of sales as a percentage of net sales in the wholesale segment improved to 60.0% for the three months ended September 30, 2005 compared to 60.6% for the third quarter of 2004. The improvement in gross profit margin was primarily attributable to product mix.

Cost of sales as a percentage of net sales in the direct-to-consumer segment improved to 44.6% for the three months ended September 30, 2005 compared to 48.1% for the third quarter of 2004. The improvement in gross profit margin was attributable to the acquisition of Pfaltzgraff's direct-to-consumer business, which included Internet and catalog operations that generate higher margins than the Company's outlet store operations.

DISTRIBUTION EXPENSES
Distribution expenses for the three months ended September 30, 2005 were $10.2 million, an increase of $4.2 million, or 70.0%, over the comparable 2004 period. Distribution expenses as a percentage of net sales were 10.8% for the third quarter of 2005 compared to 11.8% for the third quarter of 2004. This improvement primarily reflects the benefits of labor savings and efficiencies generated by the Company's largest distribution center in Robbinsville, New Jersey.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended September 30, 2005 were $22.7 million, an increase of 124.2%, or $12.6 million, over the comparable 2004 period. Selling, general and administrative expenses for the three months ended September 30, 2005 for Pfaltzgraff were $10.8 million. Excluding expenses for the Pfaltzgraff business, selling, general and administrative expenses were $11.9 million in the third quarter of 2005, a 17.8% increase over selling, general and administrative expenses in the third quarter of 2004.

As a percentage of net sales, selling, general and administrative expenses for the three months ended September 30, 2005 were 24.1%, as compared to 19.7% for the three months ended September 30, 2004. The increase in the percentage relationship of selling, general and administrative expenses to net sales was attributable to a higher proportion of sales in the 2005 quarter coming from the direct-to-consumer segment where such expenses are higher than the wholesale segment.

INCOME FROM OPERATIONS
Income from operations for the three months ended September 30, 2005 was $8.2 million, an increase of 80.7%, or $3.7 million over income from operations for the three months ended September 30, 2004. Income from operations for the three months ended September 30, 2005 included approximately $0.7 million of income for the Pfaltzgraff business. Excluding income from operations for Pfaltzgraff, income from operations was $7.5 million for the third quarter of 2005, a 66.7% increase over income from operations of $4.5 for the 2004 quarter.

The Company measures operating income by segment excluding certain unallocated corporate expenses. Unallocated corporate expenses for the three months ended September 30, 2005 and 2004 were $2.3 million and $1.4 million, respectively.

Income from operations for the wholesale segment for the three months ended September 30, 2005 was $10.4 million, an increase of 70.5%, or $4.3 million, over the comparable 2004 period. The Pfaltzgraff wholesale business had $0.4 million of income from operations for the three months ended September 30, 2005. Excluding Pfaltzgraff, income from operations for the wholesale segment was $10.0 million, a 63.9% increase over income from operations in the third quarter of 2004 and as a percentage of net sales, income from operations increased to 13.9% for the 2005 quarter compared to 12.8 % for the 2004 quarter.

Income from operations for the direct-to-consumer segment for the three months ended September 30, 2005 was $0.1 million, compared to an operating loss of $0.2 million in the comparable 2004 period. The Pfaltzgraff direct-to-consumer business generated income from operations for the three months ended September 30, 2005 of $0.3 million.

INTEREST EXPENSE
Interest expense for the three months ended September 30, 2005 was $0.9 million compared with $0.3 million for the third quarter of 2004. The increase in interest expense is due to an increase in borrowings outstanding under the Company's secured credit facility, the proceeds of which were used primarily to fund the acquisitions of Pfaltzgraff and Salton, and an increase in interest rates.

TAX PROVISION
Income tax expense in the third quarter of 2005 was $2.8 million, compared to $1.7 million in the third quarter of 2004. The increase in income tax expense is primarily related to the growth in income before taxes from 2004 to 2005. The Company's marginal income tax rate decreased to approximately 38.0% in 2005 compared to 39.8% in 2004 due to lower state apportionment factors.

                     NINE MONTHS ENDED SEPTEMBER 30, 2005 AS
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

NET SALES
Net sales for the nine months ended September 30, 2005 were $183.5 million, an increase of $62.1 million, or 51.2%, as compared to the nine months ended September 30, 2004. Net sales for the nine months ended September 30, 2005 for the Excel business that was purchased in July 2004 and the Pfaltzgraff business that was purchased in July 2005 were $6.6 million and $29.0 million, respectively. Excluding net sales attributable to these acquired businesses, net sales for the nine months ended September 30, 2005 totaled $147.9 million, a 24.8% increase over the $118.5 million of net sales recorded for the comparable 2004 period excluding net sales of Excel of $2.9 million.

Net sales for the Company's wholesale segment increased to $154.2 million for the nine months ended September 30, 2005 compared to net sales of $111.6 million for the comparable 2004 period. Excluding wholesale net sales of Pfaltzgraff and Excel of $11.1 million and $6.6 million, respectively, for the nine months ended September 30, 2005, net sales were $136.5 million, an increase of 25.6% over the 2004 period net sales of $108.7 million excluding net sales of Excel of $2.9 million. This increase was primarily attributable to significantly higher sales of cutlery products, particularly the Company's newly introduced lines of KitchenAid(R) branded cutlery along with higher sales of Farberware(R) cutlery, and solid growth in sales of KitchenAid(R) and Farberware(R) branded kitchen tools and gadgets and Roshco(R) and KitchenAid(R) bakeware.

Net sales for the direct-to-consumer segment increased to $29.3 million for the nine months ended September 30, 2005 compared to net sales of $9.8 million for the comparable 2004 period. The increase was due primarily to the acquisition of the Pfaltzgraff outlet stores, Internet and catalog operations which had sales of $17.9 million for the nine months ended September 30, 2005.

COST OF SALES
Cost of sales for the nine months ended September 30, 2005 was $105.0 million, an increase of 47.0% over the comparable 2004 period. Cost of sales as a percentage of net sales was 57.2% for the nine months ended September 30, 2005 compared to 58.8% for the nine months ended September 30, 2004, the result of a higher proportion of sales in the 2005 period coming from the direct-to-consumer segment where gross profit margins are higher than the wholesale segment.

Cost of sales as a percentage of sales for the wholesale segment improved to 59.5% for the nine months ended September 30, 2005, compared to 59.7% for the nine months ended September 30, 2004. The improvement in gross profit margin was primarily attributable to product mix.

Cost of sales as a percentage of net sales in the direct-to-consumer segment improved to 45.1% for the nine months ended September 30, 2005 compared to 48.8% for the nine months ended September 30, 2004. The improvement in gross profit margin was attributable to the acquisition of the Pfaltzgraff direct-to-consumer business that included Internet and catalog operations that generated higher margins than the Company's outlet store operations.

DISTRIBUTION EXPENSES
Distribution expenses for the nine months ended September 30, 2005 were $22.2 million, an increase of $5.8 million or 35.1% from the comparable 2004 period. Distribution expenses as a percentage of net sales was 12.1% for the nine months ended September 30, 2005 compared to 13.5% for nine months ended September 30, 2004. This improvement primarily reflects the benefit of labor savings and efficiencies generated by the Company's largest distribution center in Robbinsville, New Jersey.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the nine months ended September 30, 2005 were $43.9 million, an increase of $16.0 million or 57.4% over the comparable 2004 period. Selling, general and administrative expenses for the nine months ended September 30, 2005 for the Pfaltzgraff business that was acquired in July 2005 were $10.8 million. Excluding expenses for the Pfaltzgraff business, selling, general and administrative expenses were $33.1 million, an 18.6% increase over selling, general and administrative expenses for the nine months ended September 30, 2004.

As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 2005 were 23.9%, as compared to 23.0% for the nine months ended September 30, 2004. The increase in the percentage relationship of selling, general and administrative expenses to net sales is due to a higher proportion of sales during the 2005 period coming from the direct-to-consumer segment where such expenses are considerably higher than the wholesale segment.

INCOME FROM OPERATIONS
Income from operations for the nine months ended September 30, 2005 was $12.5 million, an increase of 119.0%, or $6.8 million, over the comparable 2004 period. Income from operations for the nine months ended September 30, 2005 for Pfaltzgraff was $0.7 million. Excluding income from operations for Pfaltzgraff, income from operations was $11.8 million, a 107.0% increase over income from operations for the 2004 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses. Unallocated corporate expenses for the nine months ended September 30, 2005 and 2004 were $4.7 million and $3.5 million, respectively.

Income from operations for the wholesale segment for the nine months ended September 30, 2005 was $18.2 million, an increase of 67.8%, or $7.4 million, over the comparable 2004 period. The Pfaltzgraff wholesale business had $0.4 million of income from operations for period July 11, 2005 (acquisition date) to September 30, 2005. Excluding Pfaltzgraff, income from operations for the wholesale segment was $17.8 million, a 63.3% increase over income from operations for the 2004 period.

The loss from operations for the direct-to-consumer segment for the nine months ended September 30, 2005 was $1.0 million compared to a loss of $1.7 million for the comparable 2004 period. The Pfaltzgraff direct-to-consumer business generated $0.3 million of income from operations for the nine months ended September 30, 2005. Excluding the income from operations for the Pfaltzgraff business, the loss from operations for the direct-to-consumer segment was $1.3 million for the 2005 period.

INTEREST EXPENSE
Interest expense for the nine months ended September 30, 2005 was $1.4 million compared with $0.5 million for the nine months ended September 30, 2005. The increase in interest expense is due to an increase in borrowings outstanding under the Company's Credit Facility, the proceeds of which were used primarily to fund the acquisitions of Pfaltzgraff and Salton, and an increase in interest rates.

TAX PROVISION
Income tax expense for the nine months ended September 30, 2005 was $4.2 million as compared to $2.1 million in the comparable 2004 period. The increase in income tax expense is primarily related to the growth in income before taxes from 2004 to 2005. The Company's marginal income tax rate decreased to approximately 38.0% in 2005 compared to 39.8% in 2004 due to lower state apportionment factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility. Its primary uses of funds consist of capital expenditures, acquisitions, funding for working capital increases, payments of principal and interest on its debt and payment of cash dividends.

In July 2005, the Company amended its $50 million secured credit facility (the "Credit Facility"), to increase the size of the facility to $100 million and to extend its maturity to July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. At September 30, 2005, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based on an alternate base rate, the LIBOR rate and the lender's cost of funds rate, plus in each case a margin based on a leverage ratio.

As of September 30, 2005, the Company had $0.4 million of letters of credit and $82.2 million of short-term borrowings and a $5.0 million term loan under its Credit Facility, and as a result, the availability under the Credit Facility was $12.4 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at September 30, 2005 ranged from 4.0% to 6.4%.

The Company acquired the business and certain assets of The Pfaltzgraff Co. in July 2005 for a total purchase price of approximately $38.1 million and certain components of the business and related assets of Salton, Inc. in September 2005 for a total purchase price of approximately $14.0 million subject to post closing adjustments. The acquisitions were funded by borrowings under the Credit Facility.

At September 30, 2005 the Company had cash and cash equivalents of $0.1 million compared to $1.7 million at December 31, 2004.

In October 2005, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on November 4, 2005, to be paid on November 18, 2005.

The Company believes that its cash and cash equivalents, internally generated funds and its existing credit arrangements will be sufficient to finance its operations for at least the next twelve months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates all of its purchase orders with its foreign manufacturers in United States dollars. Thus, the cost of the Company's purchase orders is generally not subject to change after the time the order is placed. However, the weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United States dollar prices for products. The Company believes it would be able to compensate for any such price increase.

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including statements concerning the products, results of operations and prospects of the Company. These forward-looking statements involve risks and uncertainties, including but not limited to the following:

     o    the Company's relationships with key customers;
     o    the Company's relationships with key licensors;
     o the Company's dependence on foreign sources of supply and foreign manufacturing;
     o    the level of competition in the industry;
     o changes in demand for the Company's products and the success of new products;
     o changes in general economic and business conditions which could affect customer payment practices or consumer spending;
     o    industry trends;
     o increases in costs relating to manufacturing and transportation of products;
     o    the seasonal nature of the Company's business;
     o    the departure of key personnel;
     o    the timing of orders received from customers;
     o    fluctuations in the cost of raw materials;
     o    encroachments on the Company's intellectual property;
     o    product liability claims or product recalls;
     o the increased size of the Company's direct-to-consumer retail business; and
     o    future acquisitions and integration of acquired businesses.

Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Except as required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.


RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs - an amendment of ARB No. 43. This Standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for the Company for inventory costs incurred after January 1, 2006. While the Company believes this Standard will not have a material effect on its financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined until the event occurs in future periods.

In March 2005, the FASB issued Interpretation No. ("FIN") 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. The Company does not believe the adoption of FIN 47 will have a material impact on its financial statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There were no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three month and nine month periods ended September 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2005, that the Company's controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors during the most recently completed fiscal quarter that materially affected, or are likely to materially affect internal controls over financial reporting.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS

    Exhibits in the second quarter of 2005:

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




                    Lifetime Brands, Inc.


                    /s/ Jeffrey Siegel                          November 7, 2005
                    ----------------------------------
                    Jeffrey Siegel
                    Chief Executive Officer and President
                    (Principal Executive Officer)



                    /s/ Robert McNally                          November 7, 2005
                    ----------------------------------
                    Robert McNally
                    Vice President - Finance and Treasurer
                    (Principal Financial and Accounting Officer)