Form 10-K
period 2005-12-31
LIFETIME BRANDS, INC
filed 2006-03-15
CIK 874396

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

                                       or
[_]
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-19254

                              LIFETIME BRANDS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              DELAWARE                                     11-2682486
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


                  ONE MERRICK AVENUE, WESTBURY, NEW YORK, 11590
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (516) 683-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.


                                                              Yes  [_]  No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.


                                                              Yes  [_]  No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  [X]  No   [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K                                                                    [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(check one):
Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act).

                                                                Yes  [_] No  [X]

The aggregate market value of 7,592,539 shares of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $148,282,287. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.

The number of shares of Common Stock, par value $.01 per share, outstanding as of February 28, 2006 was 12,961,795.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant's definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

                              LIFETIME BRANDS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I

1.    Business.....................................................................................4

1A.   Risk Factors................................................................................16

1B.   Unresolved Staff Comments...................................................................25

2.    Properties..................................................................................26

3.    Legal Proceedings...........................................................................27

4.    Submission of Matters to a Vote of Security Holders.........................................27

PART II

5.    Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer
      Purchases of Equity Securities..............................................................28

6.    Selected Financial Data.....................................................................29

7.    Management's Discussion and Analysis of Financial Condition and Results of
       Operations.................................................................................31

7A.   Quantitative and Qualitative Disclosures about Market Risk..................................41

8.    Financial Statements and Supplementary Data.................................................42

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................................42

9A.   Controls and Procedures.....................................................................43

9B.   Other Information...........................................................................47


PART III

10.   Directors and Executive Officers of the Registrant..........................................47

11.   Executive Compensation......................................................................47

12.   Security Ownership of Certain Beneficial Owners and Management and Related
        Stockholder Matters.......................................................................47

13.   Certain Relationships and Related Transactions..............................................47

14.   Principal Accounting Fees and Services .....................................................47


PART IV

15.   Exhibits and Financial Statement Schedules..................................................48

Signatures........................................................................................50

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.'s (the "Company's") plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." When used in this Annual Report on Form 10-K, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company's examination of historical operating trends, are based upon the Company's current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company's assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause the Company's actual results to differ materially from those expressed as forward-looking statements are set forth in this Annual Report on Form 10-K, including under the heading "Risk Factors." As described in this Annual Report on Form 10-K, such risks, uncertainties and other important factors include, among others:

o        the Company's relationship with key customers;

o        the Company's relationship with key licensors;

o the Company's dependence on foreign sources of supply and foreign manufacturing;

o        the level of competition in the Company's  industry;

o changes in demand for the Company's products and the success of new products;

o changes in general economic and business conditions which could affect customer payment practices or consumer spending;

o        industry trends;

o increases in costs relating to manufacturing and transportation of products;

o        the seasonal nature of the Company's business;

o        departure of key personnel;

o        the timing of orders received from customers;

o        fluctuations in costs of raw materials;

o        encroachments on the Company's intellectual property;

o        product liability claims or product recalls;

o        the increased size of the Company's direct-to-consumer retail business;
         and

o        future acquisitions and integration of acquired businesses.

There may be other factors that may cause the Company's actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

                                OTHER INFORMATION

The Company is required to file its annual reports on Forms 10-K and quarterly reports on Forms 10-Q, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the "SEC"). The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information may be obtained with respect to the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company's electronic filings with the SEC at
http://www.sec.gov. The Company also maintains a website at http://www.lifetimebrands.com where users can access the Company's electronic filings free of charge.

PART I

ITEM 1. BUSINESS

OVERVIEW

The Company is a leading designer, developer and marketer of a broad range of nationally branded consumer products used in the home. The Company markets its products under some of the most well-respected and widely-recognized brand names in the U.S. housewares industry including three of the four most recognized brands in the "Kitchen Tool, Cutlery and Gadgets" product category according to the HFN Brand Survey for 2005. The Company primarily targets moderate to premium price points through every major level of trade and generally markets several lines within each of its product categories, often under more than one brand. At the heart of the Company is a strong culture of innovation and new product development. The Company developed or redesigned over 700 products in 2005 and expects to develop or redesign approximately 1,400 products in 2006. The Company has been sourcing its products in Asia for over 40 years and currently sources its products from approximately 137 suppliers located primarily in China. In June 2005, the Company changed its name from Lifetime Hoan Corporation to Lifetime Brands, Inc. to better reflect the Company's business.

The Company's five main product categories are: (1) Kitchenware (which includes kitchen tools and gadgets, barbecue accessories and functional glassware), (2) Tabletop (which includes dinnerware, crystal, flatware, glassware, serveware, tabletop accessories and barware), (3) Cutlery and Cutting Boards, (4) Bakeware (which includes bakeware and fondues) and (5) Pantryware and Spices (which includes pantryware, spices and spice racks). The Company's principal brands and their respective product categories include:

Pfaltzgraff(R)     Tabletop, Bakeware, Pantryware and Spices
KitchenAid(R)      Kitchenware, Cutlery and Cutting Boards, Bakeware
Farberware(R)      Kitchenware, Cutlery and Cutting Boards, Tabletop, Bakeware
Cuisinart(R)       Cutlery and Cutting Boards
Sabatier(R)        Cutlery and Cutting Boards, Bakeware, Tabletop
Calvin Klein(R)    Tabletop
Hoffritz(R)        Cutlery and Cutting Boards, Kitchenware, Tabletop, Bakeware

The Company also sells and markets its products under the following brands and trademarks which are owned or licensed: Atlantis (Tabletop), Baker's Advantage(R) (Bakeware), Block(R) (Tabletop), CasaModa(TM) (Tabletop), Cuisine de France(R) (Cutlery and Cutting Boards), DBK(TM) Daniel Boulud Kitchen
(Cutlery and Cutting Boards, Bakeware, Pantryware and Spices), Gemco(R) (Tabletop), Hershey(R)'s (Bakeware), Hoan(R) (Kitchenware), Joseph Abboud Environments(R) (Tabletop), Kamenstein(R) (Pantryware and Spices), Kathy Ireland Home(R) (Tabletop), NapaStyle(TM) (Tabletop), Nautica(R) (Tabletop), Retroneu(R) (Tabletop), Roshco(R) (Bakeware), Sasaki(R) (Tabletop), Stiffel(R) (Tabletop) and Weir in Your Kitchen(TM) (Bakeware). In addition, the Company sells and markets products in the Bath Hardware and Accessories product category under its :USE(R) and Gemco(R) brands and the Company sells and markets products in the Cookware product category under the DBK(TM) Daniel Boulud Kitchen brand.

The Company continuously innovates and introduces hundreds of new products across all of its product categories and brands each year. The substantial majority of the Company's products are designed and developed in-house by the Company's design and development team, which consists of 55 professional artists, designers and engineers. Utilizing the latest available design tools, technology and materials, the Company works closely with its suppliers to enable efficient and timely manufacturing of the Company's products.

The Company sells its products to a diverse nationwide customer base including mass merchants (such as Wal-Mart and Target), specialty stores (such as Bed Bath & Beyond and Linens'n Things), national chains (such as Kohl's, JC Penney and Sears), department stores (such as Bloomingdale's, Macy's and Saks), warehouse clubs (such as Costco, Sam's Club and BJ's Wholesale Club), home centers (such as Lowe's and The Home Depot), supermarkets (such as Stop & Shop and Kroger) and off-price retailers (such as Marshalls, T.J. Maxx and Ross Stores), as well as through other channels of distribution. Wal-Mart Stores, Inc. (including Sam's
Club), which accounted for 20% of the Company's net sales in 2005, is the Company's single largest customer.

The Company also sells its products directly to the consumer through its own outlet stores, mail order catalogs, and the Internet. At December 31, 2005 the Company had 121 outlet stores in 38 states operating under the Farberware(R) or Pfaltzgraff(R) names. In January 2006 the Company closed 20 Farberware(R) stores and 13 Pfaltzgraff(R) stores in order to consolidate certain Farberware(R) and Pfaltzgraff(R) stores that coexisted within the same geographic area and to eliminate certain unprofitable stores.

The Company's 21 most important retail customers are each serviced by an in-house team that includes representatives from the Company's sales, marketing, merchandising and product development departments. The Company generally collaborates with its retail customers and in many instances produces specific versions of the Company's product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

The Company's six primary distribution centers are strategically located near the ports of entry on the East and West Coasts and afford the Company nationwide distribution capabilities. The Company's largest distribution center is a modern facility located in Robbinsville, New Jersey. The Company also operates two additional distribution facilities located in York, Pennsylvania that were acquired as part of the Pfaltzgraff acquisition and a distribution facility located in Winchendon, Massachusetts. The Company also utilizes two facilities located in California, which are operated for the Company by a third-party logistics provider.

For the year ended December 31, 2005, the Company generated net sales of $307.9 million, which represented growth of 62.5 % over the previous year. Excluding approximately $68.8 million of net sales attributable to the Pfaltzgraff business the Company acquired in July 2005 and approximately $3.4 million in net sales attributable to the Salton business the Company acquired in September 2005, net sales for the year ended December 31, 2005 increased approximately 24.4% to $235.7 million.

The Company's business and working capital needs are highly seasonal, with a significant majority of sales occurring in the third and fourth quarters. In 2005, 2004 and 2003, net sales for the third and fourth quarters combined accounted for approximately 71%, 63% and 66% of total annual net sales, respectively, and operating profit earned in the third and fourth quarters combined accounted for approximately 83%, 92% and 97% of total annual operating profit, respectively. Net sales and operating profit for the third and fourth quarters of 2005 include net sales and operating profit from the Pfaltzgraff and Salton businesses from their respective acquisition dates.

With the addition of the retail outlet store, mail-order catalog and Internet businesses from Pfaltzgraff in the third quarter of this year, the Company determined that it has two reportable segments--wholesale and direct-to-consumer. The wholesale segment is comprised of the Company's business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company's business that sells household products directly to the consumer through the Company's retail outlet stores, mail-order catalogs and the Internet. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of the Company's operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment. Certain general and administrative expenses that are not allocated to the segments are reflected as unallocated corporate expenses.

Additional information regarding the operating performance of each of the Company's segments is discussed in Note F of the Notes to the Consolidated Financial Statements beginning on page F-1.

The Company has assembled a seasoned management team with experience and talent in the housewares and consumer products industries. The Company's management team is focused on growing the Company's business by capitalizing on the reputation of the Company's well-respected and widely-recognized brands, the Company's strengths in product design and innovation, product sourcing
experience   and   expertise  and   long-term   retail   customer  and  supplier
relationships.

ACQUISITIONS AND DISPOSITIONS

Since 1995 the Company has completed eight acquisitions that expanded the Company's product offerings, allowed the Company to enter new product categories and add brands. In 1995, the Company acquired the Hoffritz(R) trademarks and brand name which the Company uses on various cutlery, kitchenware, bakeware and barware products. In 1998, the Company entered the bakeware category with the acquisition of Roshco, Inc., a Chicago-based bakeware and baking-related products company. In September 2000, the Company acquired M. Kamenstein, Inc., a 107-year old housewares company, whose products included pantryware, teakettles, spices and spice racks, and home organization accessories. In 2003, the Company made two additional acquisitions, :USE(R)--Tools for Civilization Division of DX Design Express, Inc. (":USE") and Gemco Ware, Inc.("Gemco"), that introduced the Company to two new product categories: bath accessories and functional glassware products. In July 2004, the Company acquired Excel Importing Corp. ("Excel"), which provided the Company with two new product categories: tabletop and cookware. In July 2005, the Company acquired The Pfaltzgraff Co. ("Pfaltzgraff"), one of America's leading designers and marketers of dinnerware and tabletop accessories for the home. In September 2005, the Company acquired certain assets and business of Salton, Inc. ("Salton") which provided the Company with additional brands and licenses in the tabletop category. With the addition of the Excel, Pfaltzgraff, and Salton businesses, the Company has established a formidable presence in the tabletop category.

SALTON ACQUISITION. In September 2005, the Company acquired certain tabletop assets and the related business of Salton. Salton's products include dinnerware, flatware, glassware, crystal and tabletop accessories. The assets acquired include Salton's Block(R) and Sasaki(R) brands, licenses to market Calvin Klein(R) and NapaStyle(TM) tabletop products and distribution rights of upscale crystal products under the Atlantis brand. In addition, the Company entered into a license agreement with Salton to market tabletop products under the Stiffel(R) brand. The purchase price was approximately $14.0 million.

PFALTZGRAFF ACQUISITION. In July 2005, the Company acquired the business and certain assets of Pfaltzgraff. Pfaltzgraff designed ceramic dinnerware and tabletop accessories for the home and distributed these products through retail chains, company-operated outlet stores and through catalog and Internet operations. The purchase price for the acquisition was approximately $38.2 million.

EXCEL  ACQUISITION.  In  July  2004,  the  Company  acquired  the  business  and substantially all of the assets of Excel, which designed, marketed and distributed a diversified line of high quality cutlery, tabletop, cookware and barware products under well-recognized premium brand names, including Sabatier(R), Farberware(R), Joseph Abboud Environments(R) and DBK(TM) Daniel Boulud Kitchen, all of which are licensed, and Retroneu(R), which is owned. The purchase price for the acquisition was approximately $7.1 million.

GEMCO ACQUISITION. In November 2003, the Company acquired the business and certain assets of Gemco, a 50-year old supplier of functional glassware products for storing and dispensing food and condiments, a new product category for the Company at the time.

:USE ACQUISITION. In October 2003, the Company acquired the business and certain assets of :USE which focused on creating high-end contemporary lifestyle products for the home, including decorative hardware, mirrors and lighting for the bath and decorative window accessories.

LICENSES

The Company uses the Farberware(R) brand name pursuant to a 200 year royalty-free license and licenses the KitchenAid(R) and Cuisinart(R) brand names from Whirlpool Corporation and Conair Corporation, respectively. In February 2004, the Company entered into a license agreement with Hershey Foods Corporation to market S'mores Makers(TM) and fondues under the Hershey's(R) brand, and in July 2004 with the acquisition of Excel, the Company acquired license agreements for the Sabatier(R), Joseph Abboud Environments(R) and DBK(TM) Daniel Boulud Kitchen brand names and an additional license for Farberware(R) dinnerware, flatware, plastic beverage, plastic giftware and plastic serviceware not covered by the Company's existing Farberware(R) license. The Company also acquired license agreements for the Nautica(R) and Weir in Your Kitchen(TM) brands with the acquisition of the business and certain assets of Pfaltzgraff in July 2005 and for the Calvin Klein(R) and NapaStyle(TM) brands with the acquisition of the tabletop assets and related business of Salton in September 2005. In addition, the Company entered into a license agreement with Salton to market tabletop products under the Stiffel(R) brand.

FARBERWARE AGREEMENTS. In 1996, the Company entered into an agreement to acquire certain assets of Farberware, Inc. Under the terms of the acquisition agreement the Company acquired a 200 year, royalty-free, exclusive right to use the Farberware(R) name in connection with product lines covered by then existing license agreements between the Company and Farberware(R), which included kitchen cutlery products (excluding flatware) and kitchen tools such as spatulas, barbecue forks and kitchen "gadgets" (but excluding appliances), plus a limited number of certain additional products. The Company also acquired 50 Farberware(R) retail outlet stores pursuant to the acquisition agreement. Upon the acquisition of Excel, the Company obtained an additional Farberware(R) licensing agreement for dinnerware, flatware, plastic beverage and plastic giftware/serviceware which was recently extended for four years beginning on July 1, 2005 and extending through June 30, 2009.

KITCHENAID AGREEMENT. On September 29, 2000, the Company entered into a licensing agreement with Whirlpool Corporation. The agreement allows the Company to design, manufacture and market an extensive range of kitchen utensils, barbecue items and pantryware products under the KitchenAid(R) brand name. Shipments of products by the Company under the KitchenAid(R) name began in the second quarter of 2001.

On January 1, 2002, the licensing agreement between the Company and Whirlpool Corporation was amended expanding the covered products to include bakeware and baking related products. A second amendment to the licensing agreement was entered into effective August 1, 2003, which extended the term of the agreement through December 31, 2007 and further expanded the covered products to include kitchen cutlery. A third amendment to the licensing agreement was entered into effective August 1, 2005, which extended the term of the agreement through December 31, 2009 and further expanded the covered products to include sinkware, pantryware and spices.

CUISINART AGREEMENT. On March 19, 2002, the Company entered into a licensing agreement with Conair Corporation that allows the Company to design, manufacture and market a wide variety of kitchen cutlery products under the Cuisinart(R) brand name. On April 8, 2004, the Company's licensing agreement with Conair Corporation was amended, expanding the covered products to include cutting board products. The license for kitchen cutlery products expires on June 30, 2006 and the license for cutting board products expires on June 30, 2007. Each license renews automatically for successive one year terms provided the agreement is not earlier terminated by either party and certain minimum royalty requirements are met. Shipments of products by the Company under the Cuisinart(R) name began in the fourth quarter of 2002.

HERSHEY'S AGREEMENT. On February 20, 2004, the Company entered into a two year licensing agreement with Hershey Foods Corporation that allows the Company to design, manufacture and market S'mores Makers(TM) and fondues under the Hershey(R)'s brand name. The license may be renewed for one year at the Company's option provided certain minimum royalty requirements are met. Shipment of products under the Hershey(R)'s name began in the second half of 2004. In February 2006 the Company renewed the license for one year to February 28, 2007 and expanded the products that can be produced under the license to include metal bakeware and cookie guns.

SABATIER AGREEMENT. On July 23, 2004, the Company acquired from Excel a licensing agreement with Rousellon Freres to utilize the Sabatier(R) brand name for cutlery as well as flatware, serveware, bakeware and dinnerware line extensions. The licensing agreement was extended for twenty years until December 31, 2023 and may be automatically renewed for two ten-year terms.

DBK DANIEL BOULUD KITCHEN AGREEMENTS. On July 23, 2004 the Company also acquired three licensing and endorsement agreements with Dinex Licensing (amended in September 2004) from Excel to use the DBK(TM) Daniel Boulud Kitchen brand for cutlery and holloware (expires September 30, 2007), cookware, kitchen gadgets, bakeware and barware (expires September 30, 2007), and flatware, drinkware and vases (expires June 30, 2008). The Company also negotiated a separate license for spices that expires on March 31, 2008. The licenses renew automatically for successive one year terms provided the agreements are not earlier terminated by either party and certain minimum royalty requirements are met.

JOSEPH ABBOUD ENVIRONMENTS AGREEMENT. Another license agreement acquired from Excel on July 23, 2004 was with JA Apparel Corp. for the Joseph Abboud Environments(R) brand for flatware, dinnerware, glassware, textile tableware and giftware products. Distribution is limited to approved upscale retailers. The license extends to December 31, 2007 (which may be renewed with the consent of JA Apparel Corp. for the period January 1, 2008 through December 31, 2010).

NAUTICA AGREEMENT. On July 11, 2005, the Company acquired a licensing agreement from Pfaltzgraff with Nautica Apparel Inc. to utilize the Nautica(R) brand name for dinnerware. The license expired on December 31, 2005. The Company plans to extend the license and has entered into a letter agreement with Nautica to extend the re-negotiation period on the license to March 31, 2006.

WEIR IN YOUR KITCHEN AGREEMENT. On July 11, 2005, the Company acquired from Pfaltzgraff a licensing agreement with Joanne Weir to utilize the Weir In Your Kitchen(TM) brand for bakeware. The license extends to January 2010 and will be automatically renewed for one additional five-year term commencing February 2010 provided that either party does not terminate the agreement earlier and certain minimum royalty requirements are met.

CALVIN KLEIN AGREEMENT. On September 19, 2005, the Company acquired a licensing agreement with Calvin Klein, Inc. to utilize the Calvin Klein(R) brand name for tabletop products (including dinnerware, flatware, glassware and crystal) from Salton. The license extends to December 31, 2010 provided that certain minimum royalty requirements are met.

NAPASTYLE AGREEMENT. On September 19, 2005 the Company also acquired a licensing agreement with NapaStyle LLC to utilize the NapaStyle(TM) brand to market tabletop products (including glassware, dinnerware and tabletop accessories) from Salton. The license extends to December 31, 2020 provided that either party does not terminate the agreement earlier and certain minimum royalty requirements are met.

STIFFEL AGREEMENT. The Company entered into a license agreement with Salton in September 2005 to market tabletop products under the Stiffel(R) brand. The license extends to September 19, 2008 and may be renewed 90 days or more before expiration at the Company's option provided that the Company is in compliance with all of the terms and conditions of the agreement.

ROYALTIES. The Company's license agreements require it to pay royalties on sales of licensed products. Future minimum royalties payable under these agreements are as follows (in thousands):

YEAR ENDING DECEMBER 31:

2006............................................................. $   6,784
2007.............................................................     7,487
2008.............................................................     8,302
2009.............................................................     9,366

PRODUCTS

The Company designs, develops and markets a broad range of branded consumer products used in the home, including Kitchenware, Cutlery and Cutting Boards, Bakeware and Cookware, Pantryware and Spices, Tabletop and Bath Accessories. The Company has a design and development team consisting of 55 professional artists, designers and engineers who create new products, packaging, and merchandising concepts. In 2005, the Company developed or redesigned over 700 individual products. The Company's products are marketed under various trade names including Farberware(R), KitchenAid(R), Cuisinart(R), Hoffritz(R), Sabatier(R), DBK(TM)Daniel Boulud Kitchen, Joseph Abboud Environments(R), Retroneu(R), Kamenstein(R), PerfectTear(R), CasaModa (TM), Hoan(R), Roshco(R), Baker's Advantage(R), Gemco(R) and :USE(R). The Company's in-house product design and development staff designs virtually all of the Company's products, packaging, and merchandising concepts. The Company's products are manufactured to the Company's specifications, primarily in the People's Republic of China, and are generally shipped fully assembled.

KITCHENWARE

The Company sells over 4,000 kitchenware items under various brand names including KitchenAid(R), Farberware(R), Sabatier(R), Hoffritz(R), DBK(TM)Daniel Boulud Kitchen, Gemco(R) and Hoan(R). The Company's kitchenware products include tools and gadgets used in the preparation and serving of meals, functional glassware products for storing and dispensing food and condiments, and barbeque tools and accessories. These items are typically packaged on cards, which generally are hung on racks for maximum point of sale display visibility. The Company also provides J-Hook and Clip Strip merchandising systems to retail customers, especially supermarkets and mass merchants, to create additional selling space and to trigger impulse buying.

Major developments in 2005 for the Company's Kitchenware product category included the introduction of KitchenAid(R) branded sinkware, a new line of Hoffritz(R) kitchen gadgets including silicone gadgets such as grabbers and oven mitts, and a new line of tools and gadgets under the Sabatier(R) name. Also introduced in 2005 were 40 new items under the Gemco(R) name, including the Tilt-N-Serve snack dispenser and various storage and cleaning items and 25 new barbeque items, including KitchenAid(R) silicone handled barbeque tools and Farberware(R) Professional series soft handle barbeque tools.

In 2006 the Company expects to expand the KitchenAid(R) sinkware line and the Hoffritz(R) gadget line and will also launch the Sabatier(R) Pro Forged line of tools and gadgets in 2006.

TABLETOP

The Company designs and sells dinnerware, flatware, drinkware, crystal, and tabletop accessories under the Pfaltzgraff(R), Farberware(R), Sabatier(R), Joseph Abboud Environments(R), Retroneu(R), Nautica(R), Weir In Your Kitchen(TM), Atlantis, Block(R), Calvin Klein(R) Home, Sasaki(R) and Stiffel(R) brands. Dinnerware includes plates, bowls, cups and accessories, which are sold in boxed sets and as individual pieces in both casual and formal styles. Flatware includes knives, forks, spoons, and hostess serving pieces; drinkware comprises glassware, stemware and barware, as well as pitchers, vases and related accessories; crystal includes stemware, barware, decanters and decorative objects, such as picture frames; and tabletop accessories including salad bowls, serving bowls, and serving platters.

Among the major developments in 2005 have been the acquisitions of the business and certain assets of Pfaltzgraff and the tabletop business and related assets of Salton. The acquisitions of Pfaltzgraff and Salton gave the Company entree into the upscale tabletop business with the addition of the Pfaltzgraff and Calvin Klein(R) Home brands, as well as the prestigious Atlantis Crystal and Sasaki(R) brands, and the promotional Block(R), Stiffel(R), and Tabla brands.

Key items in development for 2006 for the Pfaltzgraff brand include three trend-right fashion dinnerware ensembles; the Matika Collection, Eastside Collection, and the Garden Of Eden Collection.

Plans in 2006 for the Salton group of brands include a major reintroduction of the Sasaki(R) brand, which will encompass the current art glass collection and a new formal tabletop collection including updated porcelain and stoneware dinnerware groupings, and upscale crystal and barware collections. The Company will also reintroduce Block(R) China with a new updated casual stoneware dinnerware collection.

CUTLERY AND CUTTING BOARDS

The Company offers full lines of kitchen cutlery under a variety of brands, including KitchenAid(R), Farberware(R), Cuisinart(R), Sabatier(R), Hoffritz(R) and DBK(TM) Daniel Boulud Kitchen. Cutlery products include kitchen knives, steak knives, shears, sharpening steels and specialty items, such as the Japanese-inspired Santoku knife, which features grooved kullens to facilitate cutting through foods of all types. Cutlery products are offered in open stock, in sets, and in countertop blocks and carousels. The Company also sells a line of Cuisinart(R) cutlery in a patented Knife Vault(R) that allows knives to be stored safely in an easily accessible counter top container with a childproof locking mechanism.

2005 was the first full year at retail for the Company's new KitchenAid(R) cutlery, which proved to be extremely successful. There was widespread placement at key retailers, and consumer acceptance of the world's first series of silicone cutlery handles, which offer comfort, balance and slip resistance. The Company also introduced riveted, Dupont Delrin(R) handles, as well as stainless steel handles, to round out the full scope of the Company's KitchenAid(R) cutlery offerings and also added Kitchenaid(R) cutting boards in bamboo and wood.

In 2005, the Company also introduced Farberware(R) forged cutlery with wood and soft-grip Santoprene(R) handles and expanded the looks of the Sabatier(R) cutlery line to reflect European styling in both block sets and the popular Laguiole steak knife series.

Under the  Cuisinart(R)  brand,  the  Company  introduced  red  handles and mini
Santoku knives in its best selling riveted cutlery line and also added a new line of stainless steel cutlery. The Company also introduced new sizes of polypropylene Cuisinart(R) cutting boards with color accents, and the Slice and Slide board.

In 2005 the Company had continued success with its Santoku knives across all brands, which has led to the introduction of more sizes and merchandising tools, such as counter display units, which offer the opportunity for increased visible display at point of sale. These popular knives have also been added to many knife block sets.

Key items in development for 2006 include: Santoku knives in new sizes and new merchandising methods; the use of color in cutlery, and the introduction of smaller block sets offering key knives in all lines. A new series of Farberware(R) cutlery will also be introduced in 2006. Also planned for 2006 are the introduction of new handle designs in Kitchenaid(R) cutlery, new introductions to the Cusinart(R) line, and added emphasis on Euro styling in the Sabatier(R) line. The Hoffritz(R) line will feature all new offerings in 2006 that combine style and affordability. The shears/scissors category will also feature new combination set offerings in all lines. In 2006, cutting boards in new woods will be introduced and new looks will be added to existing styles, while color in cutting boards will be further developed.

BAKEWARE AND COOKWARE

The Company sells a variety of metal, ceramic, and silicone bakeware and baking related products under the Roshco(R), KitchenAid(R), Baker's Advantage(R), Hoffritz(R), Pfaltzgraff(R) and Weir In Your Kitchen(TM) trade names. These products include baking, measuring, and rangetop products such as cake and pie pans, cookie sheets, cookie presses, muffin pans, roasters, scraper sets, whisks, cutters, rolling pins, baking shells, baking cups, measuring devices, thermometers, timers, pizza stones, fondues and woks.

The Company also markets a diverse line of products for casual home entertaining, including barware, buffet servers and warmers, fondues, and devices for tabletop cooking. These products are marketed under the Hoffritz(R), Farberware(R), Hershey(R)'s, Hershey's Kisses(R) and CasaModa (TM) brands.

In 2005 the Company introduced Silicone baking mats, as well as core Silicone baking items, such as square and round baking pans under the Roshco(R) and Kitchen Aid(R) brands. The Company also introduced Kitchen Aid(R) ceramic bakeware in the fall of 2005. The ceramic bakeware features a distinctive design language accentuated by removable, stay-cool, non-slip silicone grips.


In 2006 the Company will continue to expand its line of silicone bakeware by introducing specialty bakeware in a vast array of colors, and will expand its silicone mat products by introducing mats to be used in ovens, toaster ovens and microwaves. In 2006 the Company will also introduce new metal bakeware that combines metal and silicone, and cast bakeware pans in unique designs under the KitchenAid(R) and Roshco(R) brands. The Company plans to expand its Hershey(R)'s product offerings from 2 items to 13 items and has also entered into an agreement with Jell-O(R) and will offer 10 items from minis (single serve Jell-O(R) trays) to Jigglers(R) and traditional full-size molds.

The Company currently sells a line of stainless steel cookware under the DBK(TM) Daniel Boulud Kitchen brand. In 2006, Cookware will begin to be marketed under Sabatier(R), Hoffritz(R) and Cuisine De France(R) brands. A key item in this category will be the "Chef Toss", a patented pan that allows the consumer to cook like a professional.

PANTRYWARE AND SPICES

The Company's pantryware lines include wood, wire and stainless steel breadboxes, mug holders, paper towel dispensers, spice racks, grinders, caddies, teakettles and storage and organization products. The Company also sells individual spices, rubs and blends in single containers and in sets. These products are distributed under the Kamenstein(R), Farberware(R), KitchenAid(R), DBK(TM) Daniel Boulud Kitchen and Hoffritz(R) trade names. The Company fills spice containers in its Winchendon, Massachusetts facility.

In 2003, the Company introduced the PerfectTear(R) paper towel holder. The PerfectTear(R) incorporates a patented mechanism that allows easy removal of paper towels from the roll, one sheet at a time.

In 2005 the Company introduced a new line of Kamenstein (R) countertop solutions products in stainless steel, each with unique features and the DBK(TM) Daniel Boulud Kitchen line of seasoning racks and open stock seasonings.

Key items in development for 2006 include the introduction of an extensive line of KitchenAid(R) pantryware and KitchenAid(R) barware, as well as a line of Hoffritz(R) barware.

BATH ACCESSORIES

The Company designs and markets decorative hardware, mirrors and lighting for the bath, and decorative window accessories under the :USE(R) trade name. Decorative hardware includes towel bars, towel racks, soap dishes, hooks, toilet tissue holders and metal and wire baskets.

A major development in 2005 has been the introduction of WetNets(TM) bathroom organizers targeting the back-to-school market, making it simple and inexpensive for students to accessorize their bath. Nine styles in eight colors were introduced.

:USE is focusing on three key developments for 2006. Bathables Frosted(TM), available in six styles, is a collection of decorative bath hardware with the look of frosted crystal and highlighted by polished chrome accents. New bath shower baskets, featuring a unique installation system to compensate for uneven tile, while also hiding the mounting screws, will be available in 11 styles in both polished chrome and solid brass. There is also an extensive assortment of over the door hooks in development for the upcoming year.

CUSTOMERS AND DISTRIBUTION

The Company's products are sold primarily in the United States to retail customers including mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers and home centers, as well as through other channels of distribution. During the years ended December 31, 2005, 2004 and 2003, Wal-Mart Stores, Inc. (including Sam's Clubs) accounted for approximately 20%, 24% and 29% of net sales, respectively. No other customer accounted for 10% or more of the Company's net sales during 2005, 2004 or 2003. For the years ended December 31, 2005, 2004 and 2003, the Company's ten largest customers accounted for approximately 51%, 59% and 62% of net sales, respectively.

The Company sells its products to most major retailers in the United States. The Company distributes its products through a diverse nationwide customer base of retail customers including mass merchants (such as Wal-Mart and Target), specialty stores (such as Bed Bath & Beyond and Linens `n Things), national chains (such as JC Penney, Kohl's and Sears), department stores (such as Bloomingdale's, Macy's and Saks), warehouse clubs (such as Costco, BJ's Wholesale Club and Sam's Club), home centers (such as Lowe's and The Home Depot), supermarkets (such as Stop & Shop and Kroger) and off-price retailers (such as Marshalls, T.J. Maxx and Ross Stores), as well as through other channels of distribution. The Company also sells its products directly to the consumer through its Company-owned outlet stores, mail order catalogs and the Internet.

The Company's 550,000 square foot distribution facility in Robbinsville, New Jersey is the Company's largest distribution facility and a significant portion of the Company's products are shipped from this facility. This modern distribution facility was designed to enable the Company to comply with the current "just-in-time" delivery requirements of its major customers, as well as to enable the Company to meet the increasingly more stringent requirements that the Company anticipates will be imposed upon it by its retail customers in the foreseeable future. In 2006, the Company plans to expand this facility to add approximately 147,600 square feet of additional storage space. The Company also operates two distribution facilities in York, Pennsylvania that were acquired from Pfaltzgraff with combined storage space of approximately 473,000 square feet. The Company also operates a distribution facility in Winchendon, Massachusetts with approximately 169,000 square feet of storage space. On the West Coast the Company utilizes two distribution facilities located in California, which are operated for the Company by a third-party logistics provider.

SALES AND MARKETING

The Company's 21 most important retail customers are each serviced by an in-house team that includes representatives from the Company's sales, marketing, merchandising and product development departments. The Company generally collaborates with its retail customers and in many instances produces specific versions of the Company's product lines with exclusive designs and packaging for their stores.

At December 31, 2005 the Company operated 64 retail outlet stores in 34 states under the Farberware(R) name. In 2004 under an agreement with the Meyer Corporation, Meyer Corporation assumed responsibility for merchandising and for stocking Farberware(R) cookware products in the stores, received all revenue from store sales of Farberware(R) cookware, occupied 30% of the space in each store and reimbursed the Company for 30% of the operating expenses of the stores. In 2003 Meyer Corporation occupied 50% of each store's space during the first nine months of the year and reimbursed the Company for 50% of the operating expenses of the stores and occupied 30% of each store's space and reimbursed the Company for 30% of the operating expenses of the stores in the final three months of the year.

As a result of the Pfaltzgraff acquisition in July 2005, at December 31, 2005 the Company also operated 57 Pfaltzgraff(R) retail outlet stores in 31 states and a catalog and Internet business.

The above operations, that comprise the Company's direct-to-consumer segment, represented 21.5%, 8.4% and 6.9% of the Company's net sales in 2005, 2004 and 2003, respectively.

In  January  2006 the  Company  closed a total  of 33 of its  Farberware(R)  and
Pfaltzgraff(R)   stores  in  order  to  consolidate  certain  Farberware(R)  and
Pfaltzgraff(R) stores that coexisted within the same geographic area and to eliminate certain unprofitable stores.

SOURCES OF SUPPLY

The Company sources its products from approximately 137 suppliers located primarily in the People's Republic of China, and to a lesser extent in the United States, Taiwan, Thailand, Malaysia, Indonesia, Germany, France, Korea, Czech Republic, Italy, India and Hong Kong. The Company has been sourcing products in Asia for over 40 years. The Company does not own or operate any manufacturing facilities (other than its spice container filling operation within its Winchendon, Massachusetts facility), but instead relies on established long-term relationships with its major suppliers. The Company collaborates with its major suppliers during the product development process and on manufacturing technology to achieve efficient and timely production. The Company's three largest suppliers provided it with approximately 54% of the products the Company distributed in 2005 and 2004.

The Company's policy is to maintain several months of supply of inventory and, accordingly, the Company orders products substantially in advance of the anticipated time of their sale to the Company's customers. While the Company does not have any long-term formal arrangements with any of its suppliers, in certain instances, particularly with respect to the manufacture of cutlery, the Company places firm commitments for products several months in advance of receipt of firm orders from its customers. The Company's arrangements with most manufacturers allow for some flexibility in modifying the quantity, composition and delivery dates of orders. All purchase orders are in United States dollars.

COMPETITION

The markets for Kitchenware, Tabletop, Cutlery and Cutting Boards, Bakeware and Pantryware and Spices are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products to retailers are consumer brand name recognition, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability, prompt delivery and selling price.

PATENTS AND TRADEMARKS

The Company owns approximately 144 design and utility patents on the overall design of some of its products. The Company acquired patents and copyrights as part of the Hoffritz, Roshco, Kamenstein, :USE, Excel, Pfaltzgraff and Salton acquisitions. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company's business. In addition, the Company owns or has rights to approximately 138 trademarks and trade names. The Company considers these trademarks significant to its competitive position. Some of these trademarks are registered in the United States and others have become distinctive marks as to which the Company has acquired common law rights. For a more detailed discussion of the Company's trademarks, refer to "Overview".

BACKLOG

Backlog is not material to the Company's business because actual confirmed orders are typically not received until close to the required shipment dates.

EMPLOYEES

As of December 31, 2005, the Company had 1,042 full-time employees, of whom 7 were employed in an executive capacity, 150 in sales, marketing, design or product development capacities, 110 in financial, administrative or clerical capacities, 387 in warehouse or distribution capacities and 388 in the Company's direct-to-consumer business. In addition, the Company employs 664 people on a part-time basis, predominately in its direct-to-consumer business. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

REGULATORY MATTERS

Certain of the products the Company manufactures are subject to the jurisdiction of the U.S. Consumer Product Safety Commission. The Company's spice container filling operation in Winchendon, Massachusetts is regulated by the Food and Drug Administration. The Company's products are also subject to regulation under certain state laws pertaining to product safety and liability.

ITEM 1A. RISK FACTORS

The Company's business, operations, and financial condition are subject to various risks. Some of these risks are described below. This section does not describe all risks that may be applicable to the Company, the Company's industry, or the Company's business, and it is intended only as a summary of certain material risk factors.

THE COMPANY MUST SUCCESSFULLY ANTICIPATE CHANGING CONSUMER PREFERENCES AND BUYING TRENDS AND MANAGE ITS PRODUCT LINE AND INVENTORY COMMENSURATE WITH CUSTOMER DEMAND.

The Company's success depends upon its ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. Consumer preferences cannot be predicted with certainty and may change between selling seasons. The Company must make decisions as to design, development, expansion and production of new and existing product lines. If the Company misjudges either the market for its products, the purchasing patterns of its retailers' customers, or the appeal of the design, functionality or variety of its product lines, the Company's sales may decline significantly, and it may be required to mark down certain products to sell the resulting excess inventory or sell such inventory through the Company's outlet stores, or other liquidation channels, at prices which can be significantly lower than the Company's normal wholesale prices, each of which would harm its business and operating results.

In addition, the Company must manage its inventory effectively and commensurate with customer demand. A substantial portion of the Company's inventory is sourced from vendors located outside the United States. The Company generally commits to purchasing products before it receives firm orders from its retail customers and frequently before trends are known. The extended lead times for many of the Company's purchases, as well as the development time for design and deployment of new products, may make it difficult for the Company to respond rapidly to new or changing trends. In addition, the seasonal nature of the Company's business requires it to carry a significant amount of inventory prior to the year-end holiday selling season. As a result, the Company is vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of product purchases. If the Company does not accurately predict its customers' preferences and acceptance levels of its products, the Company's inventory levels may not be appropriate, and its business and operating results may be adversely impacted.

THE COMPANY'S BUSINESS DEPENDS, IN PART, ON FACTORS AFFECTING CONSUMER SPENDING THAT ARE OUT OF THE COMPANY'S CONTROL.

The Company's business depends on consumer demand for its products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and inflation, incidents and fears relating to national security, terrorism and war, hurricanes, floods and other natural disasters, inclement weather, consumer debt, unemployment rates, interest rates, sales tax rates, fuel and energy prices, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security generally. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for the Company's products, change the mix of products the Company sells to a different mix with a lower average gross margin, slower inventory turnover and greater markdowns on inventory, thus reducing the Company's sales and harming its business and operating results.

THE COMPANY FACES INTENSE COMPETITION FROM COMPANIES WITH SIMILAR BRANDS OR PRODUCTS AND FROM COMPANIES IN THE RETAIL INDUSTRY.

The markets for Kitchenware, Tabletop, Cutlery and Cutting Boards, Bakeware and Pantryware and Spices are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company, have greater financial and other resources than the Company and may have more established brand names in some or all of the markets the Company serves. The primary competitive factors in selling such products to retailers are consumer brand name recognition, quality, packaging, breadth of product line, distribution capability, prompt delivery in response to retail customers' order requirements, and ultimate price to the consumer.

The competitive challenges facing the Company include:

         o anticipating and quickly responding to changing consumer demands better than the Company's competitors;

         o maintaining favorable brand recognition and achieving customer perception of value;

         o effectively marketing and competitively pricing the Company's products to consumers in several diverse market segments and price levels; and

         o developing innovative, high-quality products in designs and styles that appeal to consumers of varying groups, tastes and price level preferences, and in ways that favorably distinguishes the Company from its competitors.

In addition, the Company operates its outlet store, mail order catalog and Internet businesses under highly competitive conditions. The Company has numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail order retailers. Competition is characterized by many factors, including product assortment, advertising, price, quality, service, location, reputation and credit availability. If the Company does not compete effectively with regard to these factors, its results of operations could be materially and adversely affected.

In light of the many competitive challenges facing the Company, the Company may not be able to compete successfully. Increased competition could adversely affect the Company's sales, operating results and business, by forcing the Company to lower its prices or sell fewer units, which could reduce the Company's gross profit and net income.

THE COMPANY'S RECENTLY EXPANDED DIRECT-TO-CONSUMER RETAIL BUSINESS MAY NOT BE SUCCESSFUL.

The Company's recent acquisition of the business and certain assets of Pfaltzgraff included Pfaltzgraff's outlet store, mail order catalog and Internet businesses. As a result, the Company's direct-to-consumer retail segment has become a more significant part of its overall business. In recent years, Pfaltzgraff incurred significant losses in the operation of its outlet stores and the Company incurred losses operating its Farberware(R) outlet stores. The Company intends to restructure its outlet stores operations by consolidating some locations and closing a significant percentage of its Pfaltzgraff(R) and Farberware(R) outlet stores. The Company may also open new Pfaltzgraff(R) and Farberware(R) stores and introduce new store formats. There can be no assurance that the Company can restructure its outlet store operations so as to achieve profitability. Moreover, the Company has no prior experience in mail order catalog and Internet sales operations. The Company's failure to compete effectively in these areas would have an adverse effect upon the results of its operations.

THE COMPANY HAS A SINGLE  CUSTOMER  THAT  ACCOUNTED  FOR 20% OF ITS NET SALES IN
2005.

The Company distributes its products through a diverse nationwide base of retail customers including mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets and off-price retailers, as well as through other channels of distribution, including its outlet store, catalog and Internet businesses. However, during the years ended December 31, 2005, 2004 and 2003, Wal-Mart Stores, Inc. (including Sam's Club) accounted for approximately 20%, 24% and 29% of net sales, respectively, and the Company's ten largest customers accounted for approximately 51%, 59% and 62% of net sales, respectively. Any material reduction of product orders by Wal-Mart Stores, Inc. could have significant adverse effects on the Company's business and operating results, including the loss of predictability and volume production efficiencies associated with such a large customer. In addition, pressure by Wal-Mart Stores, Inc. to reduce the price of the Company's products could result in the reduction of the Company's operating margin. No customer other than Wal-Mart Stores, Inc. accounted for 10% or more of the Company's net sales during 2005, 2004 or 2003.

THE COMPANY DEPENDS ON KEY VENDORS FOR TIMELY AND EFFECTIVE SOURCING OF ITS PRODUCTS, AND THE COMPANY IS SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT MAY AFFECT ITS VENDORS' ABILITY TO PRODUCE QUALITY MERCHANDISE.

Other than its spice container filling operation in Winchendon, Massachusetts facility, the Company does not own any manufacturing facilities and is dependent on key vendors for its production requirements. The Company's performance depends on its ability to have its products manufactured to its design and specifications in sufficient quantities at competitive prices. The Company has no contractual assurances of continued supply, pricing or access to products, and generally, vendors could discontinue selling to the Company at any time. In the future, the Company may not be able to acquire its products in sufficient quantities, with the quality assurance it requires, or with terms acceptable to the Company.

The Company sources its products from approximately 137 suppliers located primarily in the People's Republic of China, and to a lesser extent in the United States, Taiwan, Thailand, Malaysia, Indonesia, Germany, France, Korea, Czech Republic, Italy, India and Hong Kong. The Company's three largest suppliers provided it with approximately 54% of the products the Company distributed in 2005 and 2004. This concentration of sourcing in certain key vendors is a risk to the Company's business. Furthermore, because the Company's product lines cover thousands of products, many products are produced for the Company by only one or two manufacturers. An interruption of supply from any of these manufacturers could have an adverse impact on the Company's ability to fill orders on a timely basis.

As a result, an interruption of supply from any of the Company's suppliers, or the loss of one or more key vendors, could have a negative effect on the Company's business and operating results because the Company would be missing products that could be important to its assortment or to coordinated branded product lines, unless and until alternative supply arrangements are secured. The Company may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those it currently purchases. Replacement of manufacturing sources would require long lead-times to assure the vendor's capability to manufacture to the Company's designs and specifications, maintain quality control and achieve the production levels the Company requires. In addition, some of the Company's customers demand a certain standard of shipping fulfillment (usually as a percentage of orders placed) and any disruption in the manufacturing of the Company's products could result in the Company's failure to meet such standards.

In addition, the Company is subject to certain risks, including availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions, that might limit the Company's vendors' ability to provide it with quality merchandise on a timely basis. For these or other reasons, one or more of the Company's vendors might not adhere to its quality control standards, and the Company might not identify the deficiency before products are shipped to its retail customers. The Company's vendors' failure to manufacture or ship quality merchandise in a timely and efficient manner could damage the Company's reputation and that of brands offered by it, and could lead to a loss or reduction in orders by the Company's retail customers and an increase in product liability claims or litigation.

BECAUSE MOST OF THE COMPANY'S VENDORS ARE LOCATED IN FOREIGN COUNTRIES, THE COMPANY IS SUBJECT TO A VARIETY OF ADDITIONAL RISKS AND UNCERTAINTIES.

The Company's dependence on foreign vendors means, in part, that the Company may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although substantially all of the Company's foreign purchases of products are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of the Company's foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for products, hold up shipments to the Company or discontinue selling to the Company, any of which could ultimately reduce the Company's sales or increase its costs.

The Company is also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, concerns over anti-dumping, work stoppages, economic uncertainties (including inflation), foreign government regulations, incidents and fears involving security, terrorism and wars, political unrest and other trade restrictions. The Company cannot predict whether any of the countries in which its products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, with respect to products for the home could increase the cost or reduce the supply of products available to the Company and adversely affect the Company's business, financial condition and operating results. Furthermore, some or all of the Company's foreign vendors' operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions.

In addition, there is a risk that one or more of the Company's foreign vendors will not adhere to its compliance standards such as fair labor practices and prohibitions on child labor. Such circumstances might create an unfavorable impression of the Company's sourcing practices or the practices of some of its vendors that could harm the Company's image. Additionally, certain of the Company's major retail customers, including Wal-Mart Stores, Inc., routinely inspect its suppliers' facilities to determine their compliance with applicable labor laws. A determination by such customers that one or more of the Company's suppliers violate such standards could jeopardize the Company's sales to such customers if the Company or the suppliers cannot effectively remedy any such violation in a timely manner. If any of these occur, the Company could lose sales, customer goodwill and favorable brand recognition, which could negatively affect the Company's business and operating results.

MANY OF THE COMPANY'S LEADING PRODUCT LINES ARE MANUFACTURED UNDER LICENSED TRADEMARKS AND ANY FAILURE TO RETAIN SUCH LICENSES ON ACCEPTABLE TERMS MAY HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

The Company promotes and markets some of its most successful product lines under trademarks the Company licenses from third-parties. Several of these license agreements are subject to termination by the licensor.

The Company's license agreement with Whirlpool Corporation allows it to design, manufacture and market an extensive range of kitchenware, bakeware, cutlery, sinkware, pantryware and spices under the KitchenAid(R) brand name. The Company has recently extended the term of the license agreement to December 31, 2009. Whirlpool Corporation may terminate this license for cause if the Company is in default or upon the occurrence of a change of control of the Company. In addition, Whirlpool Corporation may terminate the agreement if, based on certain statistical parameters, a customer survey conducted by it shows that customers are dissatisfied with the products the Company markets under the license. Products marketed under the KitchenAid(R) name accounted for a substantial portion of the Company's revenues in the fiscal year ended December 31, 2005. The Company may not be successful in maintaining or renewing the KitchenAid(R) license, which has significant commercial value to the Company, on terms that are acceptable to the Company or at all. The loss of the KitchenAid(R) license, or an increase in the royalties the Company pays under such license upon renewal, could have a material adverse affect on the Company's results of operations.

In addition, any of the licensors of the previously mentioned trade names may encounter problems that would potentially diminish the prestige of the licensed trade names. In turn, this could negatively impact sales of the Company's line of products that are marketed under the applicable trade name. In the event that this occurs with respect to one of the Company's leading product lines, its sales and financial results may be adversely affected.

THE COMPANY MUST SUCCESSFULLY MANAGE THE COMPLEXITIES ASSOCIATED WITH A MULTI-CHANNEL AND MULTI-BRAND BUSINESS.

The Company's business requires the development, marketing and production of a wide variety of products in several categories: Kitchenware, Tabletop, Cutlery and Cutting Boards, Bakeware and Pantryware and Spices. Within each of these categories, it is necessary to market several full lines of branded products targeting different price and prestige levels, and each of these branded lines must contain an assortment of products and accessories with matched designs and packaging which are often sold as sets. The Company's different product lines are sold under a variety of brand names, some of which are owned and some of which are licensed. Many of the Company's products are inherently of the type that consumers prefer to purchase as part of a branded, matched line. Accordingly, both for marketing reasons and the requirements of the Company's license agreements, the Company must maintain breadth of product lines and it must devote significant resources to developing and marketing new designs for the Company's product lines. The inability to maintain the breadth of the Company's product lines--whether due to vendor difficulties, design issues, retail orders for less than all of the products in a line, or other problems--could result in competitive disadvantages as well as the potential loss of valuable license arrangements.

In addition, the Company sells its products through several different distribution channels (mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets, off-price retailers, outlet stores, catalogs and over the Internet) and the Company must manage the selective deployment of branded lines within these channels so as to achieve maximum revenue and profitability. Failure to properly align brands and product lines to the price and prestige levels associated with particular channels of distribution could result in product line failures, damage to the Company's reputation, and lost sales and profits.

THE COMPANY'S ABILITY TO DELIVER PRODUCTS TO ITS CUSTOMERS IN A TIMELY MANNER AND TO SATISFY ITS CUSTOMERS' FULFILLMENT STANDARDS IS SUBJECT TO SEVERAL FACTORS, SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL.

The Company's retail customers place great emphasis on timely delivery of its products for specific selling seasons and to fulfill consumer demand throughout the year. The Company cannot control all of the various factors that might affect product delivery to its retail customers. Vendor production delays, difficulties encountered in shipping from overseas as well as customs clearance are on-going risks of the Company's business. The Company also relies upon third-party carriers for its product shipments from the Company's warehouse facilities to customers, and it relies on the shipping arrangements the Company's suppliers have made in the case of products shipped directly to its retail customers from the supplier. Accordingly, the Company is subject to risks, including labor disputes such as the West Coast port strike of 2002, union organizing activity, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers and increased security restrictions, associated with such carriers' ability to provide delivery services to meet the Company's shipping needs. Failure to deliver products in a timely and effective manner to the Company's retail customers could damage its reputation and brands and result in loss of customers or reduced orders. In addition, fuel costs have increased substantially, which will likely result in increased shipping expenses. Increased transportation costs and any disruption in the Company's distribution process, especially during the second half of the year, which is the Company's busiest selling period, could adversely affect the Company's business and operating results.

THE COMPANY'S RELIANCE ON A THIRD PARTY LOGISTIC PROVIDER MAY RESULT IN CUSTOMER DISSATISFACTION OR INCREASED COSTS.

A third-party logistics provider currently operates the Company's two distribution facilities in California. Failure of the third-party logistics provider to effectively and accurately manage on-site inventory and logistics functions at these distribution facilities, especially during the second half of the year, could have an adverse effect on the Company's business and its financial results.

THE COMPANY'S QUARTERLY RESULTS OF OPERATIONS MIGHT FLUCTUATE DUE TO A VARIETY OF FACTORS, INCLUDING ORDERING PATTERNS OF THE COMPANY'S CUSTOMERS AND THE SEASONALITY OF THE COMPANY'S BUSINESS.

The Company's quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to the ordering patterns and timing of promotions of the Company's major retail customers, which may differ significantly from period to period or from the Company's original forecasts, and the strategic importance of third and fourth quarter results. A significant portion of the Company's revenues and net earnings are realized during the second half of the calendar year, as order volume from the Company's retail customer base reaches its peak as the Company's customers increase their inventories for the end of year holiday season. If, for any reason, the Company were to realize significantly lower-than-expected sales during the September through December selling season, the Company's business and results of operations would be materially adversely affected.

THE COMPANY'S CORPORATE COMPLIANCE PROGRAM CANNOT ASSURE THAT IT WILL BE IN COMPLETE COMPLIANCE WITH ALL POTENTIALLY APPLICABLE REGULATIONS, INCLUDING THE SARBANES-OXLEY ACT OF 2002.

As a publicly traded company the Company is subject to significant regulations, including the Sarbanes-Oxley Act of 2002. Many of these regulations were recently adopted and may be subject to change. In connection with the Company's assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2005, and the corresponding audit of that assessment by the Company's independent registered accounting firm, the Company did not identify any deficiencies in the Company's internal control over financial reporting that constituted a "material weakness" as defined by the Public Company Accounting Oversight Board. The Company cannot assure that it will not find material weaknesses in the future or that the Company's independent registered public accounting firm will conclude that the Company's internal control over financial reporting is operating effectively.

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY IDENTIFY, MANAGE AND INTEGRATE FUTURE ACQUISITIONS.

Since 1995 the Company has completed eight acquisitions. Although the Company has grown significantly through acquisitions and intends to continue to pursue additional acquisitions in the future, the Company may not be able to identify appropriate acquisition candidates or, if its does, it may not be able to successfully negotiate the terms of the acquisition, finance the acquisition or integrate the acquired business effectively and profitably into the Company's existing operations. Integration of an acquired business could disrupt the Company's business by diverting management away from day-to-day operations. Furthermore, failure to successfully integrate any acquisition may cause significant operating inefficiencies and could adversely affect the Company's profitability.

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE RECENT PFALTZGRAFF AND SALTON ACQUISITIONS.

The Company is currently integrating the operations of its recently acquired Pfaltzgraff and Salton businesses. The Company may experience difficulties in managing the integration process or in establishing effective internal controls over these businesses, which could adversely affect the Company's results. In addition, the independent registered public accounting firm auditing the Company's financial statements must attest to and report on management's assessment of the effectiveness of the Company's internal control over financial reporting on an annual basis. If the Company's independent registered public accounting firm is not satisfied with the Company's internal controls related to financial reporting, it may decline to attest to management's assessment or issue a qualified report. This could result in a loss of confidence in the reliability of the Company's financial statements, which could adversely affect the market price of the Company's common stock.

THE COMPANY HAS LIMITED EXPERIENCE OPERATING IN THE TABLETOP CATEGORY WHICH IS THE COMPANY'S SECOND LARGEST PRODUCT CATEGORY.

The Company recently acquired from Pfaltzgraff and Salton several brands and several product lines in categories where the Company has limited experience, including flatware, dinnerware, glassware, crystal, serveware and tabletop accessories. Although the businesses acquired from Pfaltzgraff and Salton are related to the Company's existing categories of business, the Company has limited experience operating in the Tabletop category. The Company may encounter delays or difficulties in transitioning these brands and product lines and may not achieve the expected growth or cost savings, and it is not possible to predict the success of cross-selling the Company's other product categories under the brands acquired from Pfaltzgraff or Salton or selling the Company's other higher end brands to their respective upscale retail customers. In particular, sales of the Tabletop category businesses tend to rely significantly more on the appeal to consumers of the aesthetic design of the products than the Company's other products lines whose sales tend to depend more upon product functionality. Additionally, under their previous ownership, the recently acquired Pfaltzgraff and Salton businesses suffered material operating losses. The Company cannot assure that it can restore these product lines to profitability or that there will not be delays in doing so.

LOSS OF KEY EMPLOYEES MAY NEGATIVELY IMPACT THE COMPANY'S SUCCESS.

The Company's success depends on its ability to identify, hire and retain skilled personnel. The Company's industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with track records of success. The Company may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. If Jeffrey Siegel, the Company's Chairman, President and Chief Executive Officer, were to leave the Company, it would have a materially adverse effect on the Company.

THE COMPANY MAY COMPETE WITH ITS CUSTOMERS' INTERNAL EFFORTS TO DESIGN AND MANUFACTURE PRODUCTS SIMILAR TO THE COMPANY'S.

Some of the Company's existing and potential customers continuously evaluate whether to design and manufacture their own products or purchase them directly from outside vendors and distribute them under their own brand names. Although, based on the Company's past experience, such products usually target the lower price point portion of the market; if any of the Company's customers or potential customers pursue such options it may adversely affect the Company's business.

HIGH COSTS OF RAW MATERIALS AND ENERGY MAY RESULT IN INCREASED OPERATING EXPENSES AND ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS AND CASH FLOW.

Significant variations in the costs and availability of raw materials and energy may negatively affect the Company's results of operations. The Company's vendors purchase significant amounts of metal and plastic to manufacture the Company's products. They also purchase significant amounts of electricity to supply the energy required in the Company's production processes. The rising cost of fuel may also increase the Company's transportation costs. The cost of these raw materials and energy, in the aggregate, represents a significant portion of the Company's operating expenses. The Company's results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase the Company's working capital needs and, accordingly, can adversely affect the Company's liquidity and cash flow. Additionally, higher fuel prices may decrease the number of consumer shopping trips and lower demand for merchandise sold through the Company's outlet stores.

IF THE COMPANY FAILS TO ADEQUATELY PROTECT OR ENFORCE ITS INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY PRODUCE AND MARKET PRODUCTS SIMILAR TO THE COMPANY'S. IN ADDITION, THE COMPANY MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS BY THIRD PARTIES.

The success of the Company's products is inherently dependent on new and original designs that appeal to consumer tastes and trends at various price and prestige levels. The Company's trademarks, service marks, patents, trade dress rights, trade secrets and other intellectual property are valuable assets that are critical to the Company's success. Although the Company attempts to protect its proprietary properties through a combination of trademark, patent and trade secret laws and non-disclosure agreements, these may be insufficient. Although the Company has trademarks and certain patents issued or licensed to it for its products, the Company may not always be able to successfully protect or enforce its trademarks and patents against competitors, or against challenges by others. The Company sources substantially all of its products from foreign vendors, and the ability to protect the Company's intellectual property rights in foreign countries may be far more difficult than in the United States. Many foreign jurisdictions provide less legal protection of intellectual property rights than the United States and it is difficult to even detect infringing products in such jurisdictions until they are already in widespread distribution. The costs of enforcing the Company's intellectual property may adversely affect its operating results.

In addition, the Company may be subject to intellectual property litigation and infringement claims, which could cause it to incur significant expenses or prevent the Company from selling its products. A successful claim of trademark, patent or other intellectual property infringement against the Company could adversely affect the Company's growth and profitability, in some cases materially. Others may claim that the Company's proprietary or licensed products are infringing their intellectual property rights, and the Company's products may infringe those intellectual property rights. The Company may be unaware of intellectual property rights of others that may cover some of its products. If someone claims that the Company's products infringe their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The Company also may be subject to significant damages or injunctions preventing it from manufacturing, selling or using some aspect of the Company's products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on the Company's business and profitability.

IF THE COMPANY'S PRODUCTS ARE FOUND TO BE DEFECTIVE, THE COMPANY'S CREDIBILITY AND THAT OF ITS BRANDS MAY BE HARMED, MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS MAY DECREASE AND THE COMPANY MAY BE EXPOSED TO LIABILITY IN EXCESS OF ITS PRODUCTS LIABILITY INSURANCE COVERAGE.

The marketing of certain of the Company's consumer products, such as tabletop cookware, involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. Any defects in products the Company markets could harm the Company's credibility, adversely affect its relationship with its customers and decrease market acceptance of the Company's products and the strength of the brand names under which the Company markets such products. In addition, potential product liability claims may exceed the amount of the Company's insurance coverage under the terms of the Company's policy. In the event that the Company is held liable for a product liability claim for which it is not insured, or for damages exceeding the limits of the Company's insurance coverage, such claim could materially damage the Company's business and its financial condition.

THE COMPANY EXPERIENCES BUSINESS RISKS AS A RESULT OF THE COMPANY'S INTERNET BUSINESS.

The Company competes with Internet businesses that handle similar lines of merchandise. These competitors have certain advantages, including the inapplicability of sales tax and the absence of retail real estate and related costs. As a result, increased Internet sales by the Company's competitors could result in increased price competition and decreased margins adversely affecting the Company's retail outlet, mail order catalog and Internet businesses as well as the company's wholesale business. The Company's Internet operations are subject to numerous risks, including:

         o reliance on third-party hosting and computer software and hardware providers;

         o diversion of sales from the Company's outlet stores and mail order catalogs; and

         o        online security breaches and/or credit card fraud.

The Company's inability to effectively address these risks and any other risks that it faces in connection with its Internet business could adversely affect the profitability of the Company's Internet business.

GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING AND UNFAVORABLE CHANGES COULD HARM THE COMPANY'S BUSINESS.

The Company is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues would harm the Company's business. This could, in turn, diminish the demand for the Company's products on the Internet and increase the Company's cost of doing business.

THE COMPANY MAY NOT BE ABLE TO ADAPT QUICKLY ENOUGH TO CHANGING CUSTOMER REQUIREMENTS AND E-COMMERCE INDUSTRY STANDARDS.

Technology in the e-commerce industry changes rapidly. The Company may not be able to adapt quickly enough to changing customer requirements and preferences and e-commerce industry standards. These changes and the emergence of new e-commerce industry standards and practices could render the Company's existing websites obsolete.

THE COMPANY'S BUSINESS IS SUBJECT TO TECHNOLOGICAL RISKS.

The Company relies on several different information technology systems for the operation of its principal business functions, including the Company's enterprise, warehouse management, inventory and re-ordering, point of sale and call center systems. In the case of the Company's inventory forecast and re-ordering system, most of the Company's orders are received directly through electronic connections with the Company's largest customers. The failure of any one of these systems could have a material adverse effect on the Company's business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The following table describes the facilities at which the Company operates its business:

                                                           APPROXIMATE    OWNED
                                                             SQUARE         OR
DESCRIPTION/USE OF PROPERTY  LOCATION                        FOOTAGE      LEASED     LEASE EXPIRATION DATE
---------------------------  --------                        -------      ------     ---------------------
Corporate headquarters...... Westbury, New York               47,000      Owned      N/A
Kamenstein warehouse and
  distribution facility..... Winchendon, Massachusetts       169,000      Owned      N/A
Warehouse and distribution
  facility.................. Robbinsville, New Jersey        550,000      Leased     July 9, 2016
Pfaltzgraff warehouse and
  distribution facility..... York, Pennsylvania              312,900      Leased     July 31, 2008
Pfaltzgraff warehouse and
  distribution facility..... York, Pennsylvania              160,000      Leased     July 31, 2008
Pfaltzgraff design center... York, Pennsylvania               15,298      Leased     Month-to-Month
Pfaltzgraff office.......... York, Pennsylvania               18,945      Leased     Month-to-Month
Pfaltzgraff office.......... York, Pennsylvania               10,199      Leased     Month-to-Month
Pfaltzgraff call center..... York, Pennsylvania               14,479      Leased     October 18, 2012
Pfaltzgraff MIS office...... York, Pennsylvania               9,000       Leased     July 31, 2007
Pfaltzgraff showroom........ New York, New York               1,780       Leased     December 31, 2007
Showroom.................... Bentonville, Arkansas            3,750       Leased     May 31, 2007
Tabletop showroom........... New York, New York               6,960       Leased     August 31, 2009
Kamenstein office........... Elmsford, New York               6,200       Leased     March 31, 2009
Showroom/office............. Zhuhai, China                    4,000       Leased     April 19, 2006
Showroom/office............. Shanghai, China                  4,500       Leased     November 10, 2008
Sales office................ Chicago, Illinois                 750        Leased     December 15, 2006

In addition to the properties listed above, at December 31, 2005 the Company's direct-to-consumer segment leased 121 stores in retail outlet centers located in 38 states throughout the United States. The square footage of the stores range from approximately 2,000 square feet to 18,600 square feet. The terms of these leases ranged from month-to-month to 5 years with expiration dates beginning in January 2006 and extending through November 2010. In January 2006 the Company closed a total of 33 of its stores in order to consolidate certain Farberware(R) and Pfaltzgraff(R) stores that coexisted within the same geographic area and to eliminate certain unprofitable stores.

Subject to certain provisions in the lease agreement for the Robbinsville, New Jersey distribution facility, the Company has three separate renewable options each of which would extend the term of the lease for a period of five years. Subject to certain provisions in the lease agreements for both of the distribution facilities located in York, Pennsylvania, the Company has two separate renewable options in each lease that would extend the term of the lease for a period of three years.

In 2006 the Company plans to expand Robbinsville, New Jersey distribution facility to add approximately 147,600 square feet of additional storage space.

The Company no longer occupies approximately 13,000 square feet of leased office space located in Westbury, New York under a lease that will expire on May 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company has, from time to time, been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of its business, and that none of this litigation, if determined adversely to it, would have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded under the symbol "LCUT" on The Nasdaq National Market ("Nasdaq") since its initial public offering in June 1991. The Board of Directors of the Company has authorized a repurchase of up to 3,000,000 of its outstanding shares of common stock in the open market. Through December 31, 2005, a cumulative total of 2,128,000 shares of common stock had been repurchased and retired at a cost of approximately $15,235,000. There were no repurchases in 2005 or 2004.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by Nasdaq.

                                                2005                       2004
                                     --------------------------- --------------------------
                                         HIGH          LOW          HIGH          LOW
                                     ------------- ------------- ------------ -------------
     First Quarter...............      $17.34        $14.75        $17.65       $13.41

     Second Quarter............         19.74         14.55         22.79        17.78

     Third Quarter..............        27.00         19.98         22.98        14.85

     Fourth Quarter............         26.61         19.75         15.90        11.74


At December 31, 2005, the Company estimates that there were approximately 3,000 beneficial holders of the Common Stock of the Company.

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is issued or outstanding.

The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its Common Stock during 2005 and 2004. The Board of Directors currently intends to continue to pay quarterly cash dividends of $0.0625 per share of Common Stock for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

The following table summarizes the Company's equity compensation plans as of December 31, 2005:

                                NUMBER OF SHARES OF                              NUMBER OF SHARES OF
                                COMMON STOCK TO BE        WEIGHTED AVERAGE      COMMON STOCK REMAINING
                               ISSUED UPON EXERCISE      EXERCISE PRICE OF      AVAILABLE FOR FUTURE
  PLAN CATEGORY               OF OUTSTANDING OPTIONS    OUTSTANDING OPTIONS            ISSUANCE
  -------------               ----------------------    -------------------            --------
  Equity compensation plans              875,157                  $14.51                  615,550
  approved by security
  holders
  Equity compensation plans
  not approved by security                     -                       -                        -
  holders
                              ------------------------ ----------------------- -------------------------
  Total                                  875,157                  $14.51                  615,550
                              ======================== ======================= =========================

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated income statement data for the years ended December 31, 2005, 2004 and 2003, and the selected consolidated balance sheet data as of December 31, 2005 and 2004, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated income statement data for the years ended December 31, 2002 and 2001, and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001, are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K. The Company acquired M. Kamenstein, Inc. in September 2000 and the business and certain assets of: :USE in October 2003, Gemco Ware, Inc. in November 2003, Excel Importing Corp. in July 2004, Pfaltzgraff Co. in July 2005 and Salton, Inc. in September 2005. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                              2005         2004         2003        2002          2001
                                           ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA:                                 (IN THOUSANDS EXCEPT PER SHARE DATA)

Net sales                                  $ 307,897    $ 189,458    $ 160,355    $ 131,219    $ 135,068

Cost of sales                                177,493      111,497       92,918       73,145       75,626
Distribution expenses                         32,966       22,830       21,030       22,255       22,037
Selling, general and administrative
    expenses                                  72,266       40,282       31,762       28,923       30,427
                                           ---------    ---------    ---------    ---------    ---------
Income from operations                        25,172       14,849       14,645        6,896        6,978
Interest expense                               2,489          835          724        1,004        1,015
Other income, net                                (73)         (60)         (68)         (66)         (98)
                                           ---------    ---------    ---------    ---------    ---------
Income before income taxes                    22,756       14,074       13,989        5,958        6,061
Income taxes                                   8,647        5,602        5,574        2,407        2,449
                                           ---------    ---------    ---------    ---------    ---------
Income from continuing operations          $  14,109    $   8,472    $   8,415    $   3,551    $   3,612
                                           =========    =========    =========    =========    =========
Basic earnings per common share from
  continuing operations                    $    1.25    $    0.77    $    0.79    $    0.34    $    0.34
Weighted average shares - basic               11,283       10,982       10,628       10,516       10,492
                                           =========    =========    =========    =========    =========

Diluted earnings per common share from
  continuing operations                    $    1.23    $    0.75    $    0.78    $    0.34    $    0.34
Weighted average shares and common share
  equivalents - diluted                       11,506       11,226       10,754       10,541       10,537
                                           =========    =========    =========    =========    =========

Cash dividends paid per common share       $    0.25    $    0.25    $    0.25    $    0.25    $    0.25
                                           =========    =========    =========    =========    =========

                                                                                         DECEMBER 31,
                                                             ----------------------------------------------------------------
                                                               2005           2004           2003         2002          2001
                                                             --------      ---------       -------      -------       -------
                                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets.................................              $155,750      $ 103,425       $88,528      $66,189       $75,486
Current liabilities............................                69,907         52,913        46,974       32,809        44,925
Working capital................................                85,843         50,512        41,554       33,380        30,561
Total assets...................................               222,648        157,217       136,980      113,369       124,856
Short-term borrowings .........................                14,500         19,400        16,800       14,200        22,847
Long-term debt.................................                 5,000          5,000             -            -             -
Stockholders' equity...........................               140,487         92,938        86,081       78,309        78,061

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion should be read in conjunction with the consolidated financial statements for the Company and notes thereto set forth in item 8. This discussion contains forward-looking statements relating to future events and the future performance of the Company based on the Company's current expectations, assumptions, estimates and projections about it and the Company's industry. These forward-looking statements involve risks and uncertainties. The Company's actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this report. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

The Company is a leading designer, developer and marketer of a broad range of nationally branded consumer products including Kitchenware, Tabletop, Cutlery and Cutting Boards, Bakeware and Pantryware and Spices. The Company markets its products under some of the most well-respected and widely-recognized brand names in the U.S. housewares industry including three of the four most recognized brands in the "Kitchen Tool, Cutlery and Gadgets" product category according to the Home Furnishing News Brand Survey for 2005. The Company sells and markets its products under the following brands and trademarks which are either owned or licensed: Atlantis, Baker's Advantage(R), Block(R), Calvin Klein(R), CasaModa
(TM), Cuisinart(R), Cuisine de France(R), DBK(TM) Daniel Boulud Kitchen, Farberware(R), Gemco(R), Hershey(R)'s, Hoan(R), Hoffritz(R), Joseph Abboud Environments(R), Kamenstein(R), Kathy Ireland Home(R), KitchenAid(R), NapaStyle(TM), Nautica(R), Pfaltzgraff(R), Retroneu(R), Roshco(R), Sabatier(R), Sasaki(R), Stiffel(R), :USE(R) and Weir in Your Kitchen(TM). The Company uses the Farberware(R) brand name for kitchenware, cutlery and cutting boards and bakeware pursuant to a 200 year royalty-free license and the Company licenses the KitchenAid(R), Cuisinart(R), Farberware(R) (for flatware and dinnerware), Sabatier(R), DBK(TM) Daniel Boulud Kitchen(TM) and Joseph Abboud Environments(R) trade names pursuant to licenses granted by owners of those brands. In addition, at December 31, 2005 the Company operated 64 outlet stores under the Farberware(R) brand name and 57 outlet stores using the Pfaltzgraff(R) brand name. The Company markets several product lines within each of the Company's product categories and under each of the Company's brands primarily targeting moderate to premium price points, through every major level of trade. At the heart of the Company is a strong culture of innovation and new product development. The Company developed or redesigned over 700 products in 2005 and expects to develop or redesign approximately 1,400 products in 2006. The Company has been sourcing its products in Asia for over 40 years and currently sources its products from approximately 137 suppliers located primarily in China. In June 2005, the Company changed its name to Lifetime Brands, Inc. from Lifetime Hoan Corporation to better reflect its business.

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

On November 23, 2005, the Company and certain selling stockholders completed a public offering pursuant to which they sold 1,733,000 and 1,142,000 shares of the Company's stock, respectively, at an offering price of $21.50. The net proceeds to the Company from the sale of its 1,733,000 shares were $34.4 million and these funds were used to repay outstanding borrowings under the Company's Credit Facility.

The Company acquired the business and certain assets of The Pfaltzgraff Co. ("Pfaltzgraff") in July 2005 and the tabletop assets and related business of Salton, Inc. ("Salton") in September 2005. Both of these acquisitions expanded the Company's tabletop product category and the Pfaltzgraff acquisition also expanded the Company's retail operations. The Pfaltzgraff product lines include ceramic dinnerware and tabletop accessories for the home that are distributed to retailers and directly to the consumer through Company operated outlet stores, catalog and Internet operations. The Salton business includes the Block(R) and Sasaki(R) brands and licenses to market Calvin Klein(R) and NapaStyle(TM) tabletop products, as well as distribution rights for crystal products under the Atlantis brand. The Company also entered into a license agreement with Salton to market tabletop products under the Stiffel(R) brand.

With the addition of the Pfaltzgraff retail businesses, the Company determined that it currently operates in two reportable business segments -- wholesale and direct-to-consumer. The wholesale segment is comprised of the Company's business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company's business that sells household products directly to the consumer through Company-operated retail outlet stores, catalog and Internet operations. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

For the year ended December 31, 2005, net sales were $307.9 million, representing 62.5% growth over the previous year. Excluding net sales of Pfaltzgraff and Salton products of approximately $72.2 million combined, net sales increased 24.4% over prior year net sales of $189.5 million. This growth was primarily attributable to significantly higher sales of cutlery products, particularly sales of the Company's newly introduced lines of KitchenAid(R) branded cutlery along with higher sales of Farberware(R) cutlery, and strong growth in sales of KitchenAid(R) and Farberware(R) branded kitchen tools and gadgets and Roshco(R) and KitchenAid(R) bakeware.

The Company's gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix. In 2005, the Company's gross profit margin increased for both its wholesale and direct-to-consumer segments. The increase in gross profit margin of the wholesale segment was attributable to product mix while the improvement in gross profit margin of the direct-to-consumer segment was attributable to the July 2005 acquisition of Pfaltzgraff, which included catalog and Internet operations that generate higher margins than the Company's outlet store operations.

The Company's operating profit increased significantly in 2005 due primarily to the significant growth in sales.

SEASONALITY

The Company's business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2005, 2004 and 2003, net sales for the third and fourth quarters accounted for 71%, 63% and 66% of total annual net sales, respectively. Moreover, operating profits earned in the third and fourth quarters accounted for 83%, 92% and 97% of total annual operating profits, respectively. Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season. Net sales and operating profit for the third and fourth quarters of 2005 include net sales and operating profit from the Pfaltzgraff and Salton businesses from their respective acquisition dates.

The acquisition of the Pfaltzgraff business will significantly increase the portion of the Company's sales and operating profits that are generated during the second half of the year, and will result in the Company reporting lower earnings in the first and second quarters of 2006, as compared to the first and second quarters of 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-K and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserve for sales returns and allowances returns, inventory mark-down provisions, impairment of intangible assets including goodwill and share-based compensation. Actual results may differ from these estimates using different assumptions and under different conditions. The Company's significant accounting policies are more fully described Note A to the consolidated financial statements. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company's consolidated financial condition and results of operations and require management's most difficult, subjective and complex judgments.

Merchandise inventories consist principally of finished goods and are priced by the Company using the lower-of-cost (first-in, first-out basis) or market. Management periodically analyzes inventory for excess and obsolescence based on a number of factors including, but not limited to, future product demand and estimated profitability of the merchandise. The Company records a markdown provision based on that assessment. If revenues grow, the investment in inventory will likely increase. It is possible that the Company would need to further increase its inventory provisions in the future.

The Company sells products wholesale to retailers and distributors and retail direct to the consumer through Company-operated outlet stores, catalog and Internet operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales.

The Company is required to estimate the collectibility of its accounts receivable and establish allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the credit-worthiness of each customer. The Company also maintains an allowance for sales returns. To evaluate the adequacy of the sales returns allowance the Company analyzes historical trends and current information. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company's estimate of returns is determined to be inadequate, additional allowances may be required.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. In the Company's most recent assessment of impairment of goodwill, the Company made estimates of fair value using several approaches. In the Company's ongoing assessment of impairment of goodwill and other intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of December 31, 2005, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that a long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon such review, no impairment to the carrying value of any long-lived asset has been identified at December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share Based Payment". This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. In April 2005, the Securities and Exchange Commission deferred the implementation of SFAS No. 123(R). SFAS 123(R) will become effective for the Company on January 1, 2006 and the Company plans to use the modified-prospective transition method.

On December 22, 2005 the Board of Directors of the Company approved the acceleration of the vesting of all unvested outstanding employee stock options. As a result, options to purchase 386,920 common shares, which otherwise would have vested and become exercisable from time to time over the next five years, became fully vested and immediately exercisable as of December 22, 2005. The number of shares and the exercise prices of the accelerated options were not changed. The accelerated options have exercise prices ranging from $7.72 to $24.23 and include 323,670 options held by directors and executive officers. The compensation expense related to the modification of the terms of these options was not material to the Company's consolidated financial statements.

The purpose of accelerating the vesting of the options was to reduce the non-cash compensation expense that would be recorded in future periods following the Company's adoption of SFAS 123(R). The aggregate pre-tax compensation expense associated with the accelerated options that would have been recognized in future periods is estimated to be approximately $2.4 million.

In order to limit the personal benefit to the optionees of fully vesting their options, the Board of Directors of the Company imposed restrictions on the sale or transfer of the shares received by an optionee upon the exercise of an accelerated option until the earlier of (a) the date on which such options would have vested and become exercisable, without giving effect to such acceleration, and (b) the optionee's death.

The Company does not expect the adoption of SFAS 123(R) to have a material impact on the Company's consolidated financial statements.

RECENT DEVELOPMENT

On March 8, 2006 the Company entered into an agreement to acquire the business and certain assets of Syratech Corporation ("Syratech"), a designer, importer and manufacturer of a diverse portfolio of tabletop, home decor and picture frame products. Founded in 1986, Syratech owns many key brands in home fashion, including Wallace Silversmiths(R), Towle Silversmiths(R), International Silver Company(R), Melannco International(R) and Elements(R). In addition, Syratech licenses the Cuisinart(R) brand for tabletop products and recently secured the license for Kenneth Cole Reaction Home(R). Syratech's products are broadly distributed through better department stores, specialty stores, big box retailers warehouse clubs, and catalogs. The total purchase price subject to working capital adjustments is approximately $49.5 million, payable $37.0 million in cash and $12.5 million in shares of the Company's common stock. The Company expects to fund the cash portion of the purchase price through its Credit Facility.

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

                                                                           YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------
                                                             2005                2004                 2003
                                                         --------------     ----------------      -------------
 Net sales.......................................              100.0  %             100.0  %           100.0  %
 Cost of sales...................................               57.6                 58.9               57.9
 Distribution expenses...........................               10.7                 12.0               13.1
 Selling, general and administrative expenses....               23.5                 21.3               19.8
                                                         --------------     ----------------      -------------
 Income from operations..........................               8.2                  7.8                9.2
 Interest expense................................               0.8                  0.4                0.5
                                                         --------------     ----------------      -------------
 Income before income taxes......................               7.4                  7.4                8.7
 Income taxes....................................               2.8                  3.0                3.5
                                                         --------------     ----------------      -------------
 Net income......................................               4.6  %               4.4  %             5.2  %
                                                         ==============     ================      =============

Certain selling, general and administrative expenses have been reclassified to distribution expenses in 2003 to conform to the 2005 and 2004 presentation.

2005 COMPARED TO 2004

NET SALES

Net sales for 2005 were $307.9 million, representing 62.5% growth over the previous year. Excluding net sales of Pfaltzgraff and Salton products of approximately $72.2 million combined, net sales increased 24.4% over prior year net sales of $189.5 million.

Net sales for the Company's wholesale segment increased to $241.6 million in 2005 compared to net sales of $173.6 million for 2004. Excluding the combined wholesale net sales of Pfaltzgraff and Salton of $24.2 million, 2005 net sales were $217.4 million, an increase of 25.2% over 2004. This increase was primarily attributable to significantly higher sales of cutlery products, particularly the Company's newly introduced lines of KitchenAid(R) branded cutlery along with higher sales of Farberware(R) cutlery, and solid growth in sales of KitchenAid(R) and Farberware(R) branded kitchen tools and gadgets and Roshco(R) and KitchenAid(R) bakeware.

Net sales for the direct-to-consumer segment for 2005 increased to $66.3 million compared to net sales of $15.9 million for 2004. The increase was due primarily to the acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations, which contributed $48.0 million in sales in 2005.

COST OF SALES

Cost of sales for 2005 was $177.5 million, an increase of 59.2% over 2004. Cost of sales as a percentage of net sales decreased to 57.6% for 2005 compared to 58.9% for 2004, the result of a higher proportion of sales in the 2005 period coming from the direct-to-consumer segment where gross profit margins are higher than the wholesale segment.

Cost of sales as a percentage of sales for the wholesale segment in 2005 remained consistent with 2004 at 59.8%.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 49.9% for 2005 compared to 48.6% for 2004. The decrease in gross profit margin was attributable to the addition of the Pfalztgraff stores, the product mix of which had lower profit margins than the Farberware outlet stores, offset in part by the higher margins generated by the Pfaltzgraff catalog and Internet business.

DISTRIBUTION EXPENSES

Distribution expenses for 2005 were $33.0 million, an increase of $10.1 million, or 44.4%, over expenses of $22.8 million for 2004. Distribution expenses as a percentage of net sales were 10.7% for 2005 compared to 12.1% for 2004. This improvement is primarily due to the benefit of labor savings and efficiencies generated by the Company's largest distribution center in Robbinsville, New Jersey and a higher proportion of the Company's sales in 2005 being generated by the direct-to-consumer segment which had lower distribution costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 2005 were $72.3 million, an increase of $32.0 million, or 79.4%, over 2004 expenses. Excluding selling, general and administrative expenses for the Pfaltzgraff and Salton businesses of $24.0 million, selling, general and administrative expenses were $48.3 million, a 19.9% increase over selling, general and administrative expenses for 2004.

As a percentage of net sales, selling, general and administrative expenses for 2005 were 23.5%, as compared to 21.3% for 2004. The increase in the percentage relationship of selling, general and administrative expenses to net sales is due to a higher proportion of sales in 2005 coming from the direct-to-consumer segment where such expenses are considerably higher than the wholesale segment.

INCOME FROM OPERATIONS

Income from operations for 2005 was $25.2 million, an increase of $10.3 million, or 69.5%, over income from operations in 2004 and, as a percentage of sales, increased to 8.2% in 2005 from 7.8% in 2004. Excluding income from operations of $1.7 million for the Pfaltzgraff and Salton businesses acquired in 2005, income from operations was $23.5 million, a 58.0% increase over income from operations for 2004 and as a percentage of sales, income from operations improved to 10.0% in 2005 compared to 7.8% in 2004.

The Company measures operating income by business segment excluding certain unallocated corporate expenses. Unallocated corporate expenses were $7.5 million and $5.6 million for 2005 and 2004, respectively.

Income from operations for the wholesale segment for 2005 was $33.2 million, an increase of 52.9%, or $11.5 million, over 2004. Excluding income from operations for the Pfaltzgraff wholesale and Salton businesses of $0.3 million, income from operations for the wholesale segment was $32.9 million, a 51.6% increase over income from operations for 2004.

The loss from operations for the direct-to-consumer segment for 2005 was $0.4 million compared to a loss of $1.2 million in 2004. The Pfaltzgraff direct-to-consumer business generated $1.4 million of income from operations for 2005.

INTEREST EXPENSE

Interest expense for 2005 was $2.5 million compared with $0.8 million for 2004. The increase in interest expense is due to an increase in average borrowings outstanding during 2005 under the Company's Credit Facility due primarily to the acquisitions of Pfaltzgraff and Salton and higher rates of interest.

TAX PROVISION

Income tax expense for 2005 was $8.6 million as compared to $5.6 million in 2004. The increase in income tax expense is primarily related to the growth in income before taxes from 2004 to 2005. The Company's marginal income tax rate decreased to approximately 38.0% in 2005 compared to 39.8% in 2004 due to lower state apportionment factors.

2004 COMPARED TO 2003

NET SALES

Net sales in 2004 were $189.5 million, an increase of approximately $29.1 million, or 18.1% higher than 2003. The combined net sales in 2004 for the Gemco and :USE businesses acquired in the fourth quarter of 2003 and the Excel business that was acquired in July 2004, totaled approximately $14.3 million compared to $0.6 million in 2003. Excluding the net sales attributable to the Gemco, :USE, and Excel businesses, net sales totaled approximately $175.2 million, a 9.6% increase over 2003's net sales of $159.8 million excluding Gemco and :USE.

Net sales of the wholesale segment were $173.6 million, an increase of approximately $24.2 million, or 16.2% higher than 2003. The combined net sales in 2004 for the Gemco and :USE businesses acquired in the fourth quarter of 2003 and the Excel business that was acquired in July 2004, totaled approximately $14.3 million compared to $0.6 million in 2003. Excluding the 2004 net sales attributable to the Gemco, :USE, and Excel businesses, net sales of the totaled approximately $159.3 million, a 7.1% increase over 2003 wholesale net sales of $148.7 million excluding Gemco and :USE. The increase in net sales of the wholesale segment was primarily attributable to increased sales of KitchenAid(R) branded products in the Company's kitchenware, bakeware and cutlery product lines and, to a lesser extent, higher sales of its pantryware products. These sales increases were offset primarily by lower sales in 2004 of the Company's S'mores Maker(TM). Sales of Farberware(R) and Cuisinart(R) branded cutlery and Roshco(R) bakeware also declined in 2004.

Net sales of the direct-to-consumer segment were $15.9 million in 2004 compared to $11.0 million in 2003. The sales growth in the direct-to-consumer segment was principally attributable to the Company assuming responsibility for 70% of the space in each outlet store, effective October 1, 2003, compared to 50% of the space in prior periods. The direct-to-consumer segment had an operating loss of $1.3 million in 2004, compared to an operating loss of $1.0 million in 2003.

COST OF SALES

Cost of sales for 2004 was $111.5 million, an increase of approximately $18.6 million, or 20.0% higher than 2003. Cost of sales as a percentage of net sales increased to 58.9% in 2004 from 57.9% in 2003, primarily as a result of higher sales of KitchenAid(R) branded products which generate lower margins due to the added costs of royalties and an increase in sales of other products that carry lower gross profit margins, including Gemco(R) functional glassware products and Excel products.

DISTRIBUTION EXPENSES

Distribution expenses which primarily consist of warehousing expenses, handling costs of products sold and freight-out expenses were $22.8 million for 2004 as compared to $21.0 million for 2003. In 2003 these expenses included relocation charges, duplicate rent and other costs associated with the Company's move into its Robbinsville, New Jersey warehouse amounting to $0.7 million. No such expenses were incurred in 2004. Excluding these moving related costs, distribution expenses were 12.3% higher in 2004 as compared to 2003. As a percentage to net sales, distribution expenses, excluding the aforementioned relocation charges, were 12.0% in 2004 as compared to 12.7% in 2003. This improved relationship reflects primarily the benefits of labor savings and efficiencies generated by the Company's main distribution center in Robbinsville, New Jersey.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for 2004 were $40.2 million, an increase of $8.5 million, or 26.8%, from 2003. The increase in selling, general and administrative expenses is primarily attributable to the following: increased direct-to-consumer operating expenses, the result of the Company being responsible for 70% of the space and expenses of each outlet store since October 1, 2003, including all of 2004 as compared to 50% of the space for the first nine months of 2003; additional operating expenses of the :USE and Gemco businesses acquired in the fourth quarter of 2003 and of the Excel business acquired in July 2004; the higher personnel costs associated with increases in personnel in the product design group, the overseas sourcing department and the sales and marketing departments and expenses related to Sarbanes-Oxley compliance work.

INTEREST EXPENSE

Interest expense for 2004 was $0.8 million, an increase of $0.1 million, or 15.3%, from 2003.

INCOME TAXES

Income taxes for 2004 and 2003 were $5.6 million. Income taxes as a percentage of income before taxes remained consistent from year-to-year at approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility. The Company's primary uses of funds consist of acquisitions, capital expenditures, working capital increases, payments of principal and interest for its debt and payment of cash dividends.

At December 31, 2005, the Company had cash and cash equivalents of $0.8 million, compared to $1.7 million at December 31, 2004, working capital was $85.8 million as compared to $50.5 million at December 31, 2004, the current ratio was 2.23 to 1 compared to 1.96 to 1 at December 31, 2004 and borrowings decreased to $19.5 million at December 31, 2005 compared to $24.4 million at December 31, 2004.

Cash provided by operating activities was approximately $28.7 million, primarily resulting from net income before depreciation and amortization, an increase in the provision for sales returns and allowances and increases in accounts payable, trade acceptances and accrued expenses, offset by an increase in accounts receivable. Cash used in investing activities was approximately $57.3 million, which consisted primarily of cash paid in connection with the Pfaltzgraff and Salton acquisitions and to a lesser extent purchases of property and equipment. Cash provided by financing activities was approximately $27.6 million, primarily due to the proceeds the Company received from its sale of stock in a public offering, offset by the net repayment of short-term borrowings and cash dividend payments.

Capital expenditures were $5.1 million in 2005 and $2.9 million in 2004. In 2006, the Company's planned capital expenditures are estimated at $12.0 million, including $4.0 million in expected costs related to the proposed expansion of the Company's corporate headquarters and showroom in Westbury, New York. These expenditures are expected to be funded from current operations, cash and cash equivalents and, if necessary, borrowings under the Company's Credit Facility.

As of December 31, 2005, the Company's contractual obligations were as follows (in thousands of dollars):

                                                                       PAYMENTS DUE BY PERIOD
                                                    --------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                   TOTAL   LESS THAN    1-3 YEARS   3-5 YEARS    MORE THAN
                                                                     1 YEAR                               5 YEARS
                                                    --------------------------------------------------------------
Operating leases...................................    $ 70,693    $ 14,061     $ 23,383    $ 13,514     $ 19,735
Capitalized leases.................................       1,186         374          639         173            -
Short-term debt....................................      14,500      14,500            -           -            -
Long-term debt.....................................       5,000           -            -       5,000            -
Interest on long-term debt.........................       1,216         304          608         304            -
Royalty license agreements.........................      31,939       6,784       15,789       9,366            -
Employment agreements..............................       4,678       2,715        1,363         600            -
                                                    --------------------------------------------------------------
Total..............................................    $129,212    $ 38,738     $ 41,782    $ 28,957     $ 19,735
                                                    ==============================================================

On July 28, 2004, the Company entered into a $50 million five-year, secured credit facility (the "Credit Facility") with a group of banks and, in conjunction therewith, canceled its $35 million secured, reducing revolving credit facility which was due to mature in November 2004. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets, a minimum fixed charge ratio, a maximum leverage ratio and maintenance of a minimum net worth. Borrowings under the credit facility have different interest rate options that are based on an alternate base rate, the LIBOR rate or the lender's cost of funds rate, plus in each case a margin based on a leverage ratio.

In July 2005, the Company amended the Credit Facility to increase the size of the facility to $100 million and to extend its maturity to July 2010.

As of December 31, 2005, the Company had outstanding $0.4 million of letters of credit and trade acceptances, $14.5 million of short-term borrowings and a $5.0 million term loan under its Credit Facility and, as a result, the availability under the Credit Facility was $80.1 million. The $5.0 million long-term loan is non-amortizing, bears interest at 6.07% and matures in August 2009. Interest rates on short-term borrowings at December 31, 2005 ranged from 6.40% to 6.56%.

At December 31, 2005, the Company was in compliance with the financial covenants of the Credit Facility.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company's revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the year ended December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements as of and for the year ended December 31, 2005 are included herein commencing on page F-1.

The following table sets forth certain unaudited consolidated quarterly statement of income data for the eight quarters ended December 31, 2005. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company's audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

                                                                    YEAR ENDED DECEMBER 31, 2005
                                             -------------------------------------------------------------------------
                                             FIRST QUARTER      SECOND QUARTER       THIRD QUARTER      FOURTH QUARTER
                                             -------------      --------------       -------------      --------------
                                                                         (IN THOUSANDS)
Net sales................................         $ 43,117            $ 46,154            $ 94,245           $ 124,381
Gross profit.............................           18,217              19,195              41,136              51,856
Income from operations...................            1,802               2,448               8,216              12,706
Net income...............................            1,001               1,345               4,537               7,226
Basic earnings per common share..........           $ 0.09              $ 0.12              $ 0.41              $ 0.63
Diluted earnings per common share........           $ 0.09              $ 0.12              $ 0.40              $ 0.60



                                                                    YEAR ENDED DECEMBER 31, 2004
                                             -------------------------------------------------------------------------
                                             FIRST QUARTER      SECOND QUARTER       THIRD QUARTER      FOURTH QUARTER
                                             -------------      --------------       -------------      --------------
                                                                         (IN THOUSANDS)
Net sales................................         $ 37,129             $ 33,029          $ 51,241             $ 68,059
Gross profit.............................           15,440               13,875            20,688               27,959
Income from operations...................              685                  462             4,547                9,155
Net income...............................              345                  203             2,584                5,340
Basic earnings per common share..........           $ 0.03               $ 0.02            $ 0.23               $ 0.48
Diluted earnings per common share........           $ 0.03               $ 0.02            $ 0.23               $ 0.47



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term disclosure controls and procedures is defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") or Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. During the quarter ending on December 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principle executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2005 using the criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting such assessment, management of the Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting, the internal controls of The Pfaltzgraff, Co. and Salton, Inc., which were acquired in 2005 and which are included in the Company's 2005 consolidated financial statements and constituted approximately 24% of total assets as of December 31, 2005 and approximately 24% and 7% of net sales and income from operations, respectively, for the year then ended. Refer to Note B to the consolidated financial statements for further discussion of these acquisitions and their impact on the Company's consolidated financial statements. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2005 is effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Lifetime Brands, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Lifetime Brands, Inc.("Lifetime") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (the COSO criteria). Lifetime's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Pfaltzgraff, Co. and Salton, Inc., which were acquired in 2005 and which are included in the 2005 consolidated financial statements of Lifetime Brands, Inc. and constituted approximately 24% of total assets as of December 31, 2005 and approximately 24% and 7% of net sales and income from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of Lifetime also did not include an evaluation of the internal control over financial reporting of Pfaltzgraff, Co. and Salton, Inc.

In our opinion, management's assessment that Lifetime Brands, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lifetime Brands, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
March 8, 2006

ITEM 9B. OTHER INFORMATION

None

PART III

ITEMS 10,11,12,13 AND 14

The information required under these items is contained in the Company's 2005 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year covered by this Form 10-K and is herein incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) -- see list of Financial Statements and Financial Statement Schedule on F-1.


(b)      Exhibits*:

Exhibit
No.      Description

3.1      By-Laws of the Company**

3.2      Second Restated Certificate of Incorporation of the Company***

10.1 License Agreement dated December 14, 1989 between the Company and Farberware, Inc. **

10.2     Lifetime Hoan 1996 Incentive Stock Option Plan **

10.3 Meyer Operating Agreement dated July 1, 1997 between Lifetime Hoan Corporation and Meyer Corporation and Amendment to Agreement dated July 1, 1998**

10.4     2000 Long-Term Incentive Plan **

10.5 Employment Agreement dated April 6, 2001 between Jeffrey Siegel and Lifetime Hoan Corporation**

10.6 Consulting Agreement dated April 7, 2001 between Milton L. Cohen and Lifetime Hoan Corporation**

10.7 Credit Facility Agreement between Lifetime Hoan Corporation and The Bank of New York, HSBC Bank USA, Citibank, N.A., Wells Fargo Bank, N.A., and Bank Leumi USA, dated November 9, 2001**

10.8 Amendment No. 6 to Outlet Store Operating Agreement, dated as of April 30, 2003 (the "Amendment", made by and between Outlet Retail Stores, Inc. and Cookware Concepts, Inc.) **

10.9     Robert McNally Employment Agreement, dated July 1, 2003**

10.10    Craig Phillips Employment Agreement dated July 1, 2003**

10.11    Bruce Cohen Employment Agreement dated July 1, 2003. **

10.12    Evan Miller Employment Agreement dated July 1, 2003**

10.13    Robert Reichenbach Employment Agreement dated July 1, 2003**

10.14 Amendment and Restated Credit Facility Agreement between Lifetime Hoan Corporation and the Bank of New York, dated July 28, 2004**

10.15 Amendment No.1 to the Restated Credit Facility Agreement between Lifetime Hoan Corporation and the Bank of New York, dated July 11, 2005**

10.16 The Asset Purchase Agreement dated as of June 17, 2005 by and among The Pfaltzgraff Co., The Pfaltzgraff Manufacturing Co., Pfaltzgraff Investment Co and The Pfaltzgraff Outlet Co. and Lifetime Brands, Inc., PFZ Acquisition Corp. and PFZ Outlet Retail, Inc.**

10.17 Employment agreement dated October 17, 2005 between Lifetime Brands, Inc. and Ronald Shiftan**

21       Subsidiaries of the registrant ***

23       Consent of Ernst & Young LLP***

31.1 Certification by Jeffrey Siegel, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2 Certification by Robert McNally, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32 Certification by Jeffrey Siegel, Chief Executive Officer and Robert McNally, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

         Notes:

         * The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibits.

         **       Incorporated by reference.

         ***       Filed herewith.

         **** This exhibit is being "furnished" pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed "filed" with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c) Financial Statement Schedules -- the response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Lifetime Brands, Inc.

                                            /s/ Jeffrey Siegel
                                            ------------------------------------
                                            Jeffrey Siegel

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

Signature                           Title                                       Date
---------                           -----                                       ----
/s/ Jeffrey Siegel                  Chairman of the Board of Directors,         March 15, 2006
------------------                  Chief Executive Officer,
Jeffrey Siegel                      President
                                    and Director


/s/ Ronald Shiftan                  Vice Chairman, Chief Operating Officer      March 15, 2006
------------------                  and Director
Ronald Shiftan

/s/ Robert McNally                  Vice-President - Finance                    March 15, 2006
------------------                  and Treasurer
Robert McNally

/s/ Craig Phillips                  Senior Vice-President - Distribution;       March 15, 2006
------------------                  Secretary; and a Director
Craig Phillips

/s/ Howard Bernstein                Director                                    March 15, 2006
--------------------
Howard Bernstein

/s/ Michael Jeary                   Director                                    March 15, 2006
-----------------
Michael Jeary

/s/ Cherrie Nanninga                Director                                    March 15, 2006
--------------------
Cherrie Nanninga

/s/ William Westerfield             Director                                    March 15, 2006
-----------------------
William Westerfield

/s/ Sheldon Misher                  Director                                    March 15, 2006
------------------
Sheldon Misher

                        FORM 10-K - ITEM 15(A)(1) AND (2)

                              LIFETIME BRANDS, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following Financial Statements and Schedule of Lifetime Brands, Inc. are included in Item 8.

Report of Independent Registered Public Accounting Firm.......................................................F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004 .................................................F-3
Consolidated Statements of Income for the
           Years ended December 31, 2005, 2004 and 2003.......................................................F-4
Consolidated Statements of Stockholders' Equity for the
           Years ended December 31, 2005, 2004 and 2003.......................................................F-5
Consolidated Statements of Cash Flows for the
           Years ended December 31, 2005, 2004 and 2003.......................................................F-6
Notes to Consolidated Financial Statements....................................................................F-7


The following financial statement schedule of Lifetime Brands, Inc. is included in Item 15 (a);

Schedule II - Valuation and Qualifying Accounts...............................................................S-1

All other schedules in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 8, "Financial Statements and Supplementary Data."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lifetime Brands, Inc.'s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Melville, New York
March 8, 2006

                              LIFETIME BRANDS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                      DECEMBER 31,
                                                                                 -----------------------
ASSETS                                                                             2005          2004
                                                                                 ---------     ---------
CURRENT ASSETS
      Cash and cash equivalents ............................................     $     786     $   1,741
      Accounts receivable, less allowances of $7,913 in 2005
           and $3,477 in 2004 ..............................................        49,158        34,083
      Merchandise inventories ..............................................        91,953        58,934
      Prepaid expenses .....................................................         2,668         1,998
      Deferred income taxes ................................................         7,703         4,303
      Other current assets .................................................         3,482         2,366
                                                                                 ---------     ---------
           TOTAL CURRENT ASSETS ............................................       155,750       103,425

PROPERTY AND EQUIPMENT, net ................................................        23,989        20,003
GOODWILL ...................................................................        16,200        16,200
OTHER INTANGIBLES, net .....................................................        24,064        15,284
OTHER ASSETS ...............................................................         2,645         2,305
                                                                                 ---------     ---------
                      TOTAL ASSETS .........................................     $ 222,648     $ 157,217
                                                                                 =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term borrowings ................................................     $  14,500     $  19,400
      Accounts payable and trade acceptances ...............................        17,397         7,892
      Accrued expenses .....................................................        28,694        20,145
      Income taxes payable .................................................         9,316         5,476
                                                                                 ---------     ---------
           TOTAL CURRENT LIABILITIES .......................................        69,907        52,913

DEFERRED RENT & OTHER LONG-TERM LIABILITIES ................................         2,287         2,072
DEFERRED INCOME TAX LIABILITIES ............................................         4,967         4,294
LONG-TERM DEBT .............................................................         5,000         5,000

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value, shares authorized: 25,000,000; shares
        issued and outstanding: 12,921,795 in 2005 and 11,050,349 in 2004              129           111
      Paid-in capital ......................................................       101,468        65,229
      Retained earnings ....................................................        38,890        28,077
      Notes receivable for shares issued to stockholders ...................            --          (479)
                                                                                 ---------     ---------
              TOTAL STOCKHOLDERS' EQUITY ...................................       140,487        92,938
                                                                                 ---------     ---------

                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $ 222,648     $ 157,217
                                                                                 =========     =========


                 See notes to consolidated financial statements.

                              LIFETIME BRANDS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands - except per share data)

                                                         YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    2005          2004            2003
                                                 ---------      ---------      ---------
Net sales ..................................     $ 307,897      $ 189,458      $ 160,355

Cost of sales ..............................       177,493        111,497         92,918
Distribution expenses ......................        32,966         22,830         21,030
Selling, general and administrative expenses        72,266         40,282         31,762
                                                 ---------      ---------      ---------

Income from operations .....................        25,172         14,849         14,645
Interest expense ...........................         2,489            835            724
Other income net ...........................           (73)           (60)           (68)
                                                 ---------      ---------      ---------

Income before income taxes .................        22,756         14,074         13,989

Income taxes ...............................         8,647          5,602          5,574
                                                 ---------      ---------      ---------

NET INCOME .................................     $  14,109      $   8,472      $   8,415
                                                 =========      =========      =========

BASIC INCOME PER COMMON SHARE ..............     $    1.25      $    0.77      $    0.79
                                                 =========      =========      =========

DILUTED INCOME PER COMMON SHARE ............     $    1.23      $    0.75      $    0.78
                                                 =========      =========      =========

WEIGHTER AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:

         BASIC .............................        11,283         10,982         10,628
                                                 =========      =========      =========

         DILUTED ...........................        11,506         11,226         10,754
                                                 =========      =========      =========


                 See notes to consolidated financial statements.

                              LIFETIME BRANDS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                                NOTES
                                                                                                              RECEIVABLE
                                                                COMMON STOCK        PAID-IN      RETAINED        FROM
                                                            SHARES       AMOUNT     CAPITAL      EARNINGS     STOCKHOLDERS   TOTAL
                                                            ------        ----     --------     --------        -------    --------
Balance at December 31, 2002..........                      10,561        $106     $ 61,405     $ 17,277        $ (479)    $ 78,309
                                                            ------        ----     --------     ---------       -------    ---------

Net income for 2003...................                                                             8,415                      8,415

Tax benefit on exercise of stock
  options.............................                                                  302                                     302

Exercise of stock options.............                         282           3        1,702                                   1,705

Dividends.............................                                                            (2,650)                    (2,650)
                                                            ------        ----     --------     ---------       -------    ---------

Balance at December 31, 2003..........                      10,843         109       63,409       23,042          (479)      86,081

Net income for 2004...................                                                             8,472                      8,472

Tax benefit on exercise of stock
  options.............................                                                  449                                     449

Exercise of stock options.............                         207           2        1,371                                   1,373


Dividends.............................                                                            (3,437)                    (3,437)
                                                            ------        ----     --------     ---------       -------    ---------

Balance at December 31, 2004..........                      11,050         111       65,229       28,077           (479)     92,938

Net income for 2005...................                                                            14,109                     14,109

Net proceeds from public offering.....                     1,733            17         34,402                                34,419

Tax benefit on exercise of stock
  options.............................                                                  735                                     735

Exercise of stock options.............                       139             1        1,052         (409)                       644

Shares issued to directors............                                                   50                                      50

Repayment of notes receivable from
  stockholders........................                                                                              479         479


Dividends.............................                                                            (2,887)                    (2,887)
                                                            ------        ----     --------     ---------       -------    ---------

Balance at December 31, 2005..........                      12,922        $129     $101,468     $ 38,890           $  -    $140,487
                                                            ======        ====     ========     =========       =======    ========


                See notes to consolidated financial statements.

                              LIFETIME BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                  2005          2004          2003
                                                                                --------      --------      --------
OPERATING ACTIVITIES
 Net income ...............................................................     $ 14,109      $  8,472      $  8,415
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .........................................        5,641         4,074         3,673
    Deferred income taxes .................................................       (2,726)         (100)          105
    Deferred rent .........................................................          323           479           539
    Director compensation ..................................................          50            --            --
    Provision for losses on accounts receivable ...........................          132           (68)            8
    Reserve for sales returns and allowances ..............................       13,662         9,942         9,297
 Changes in  operating  assets  and  liabilities,  excluding the effects of acquisitions of Salton, Pfaltzgraff, Excel, :USE and Gemco:
   Accounts receivable ....................................................      (26,245)      (10,658)      (21,008)
   Merchandise inventories ................................................        4,942        (4,944)       (6,960)
   Prepaid expenses, other current assets
      and other assets ....................................................         (321)         (595)          177
   Accounts payable, trade acceptances,
      accrued expenses and other liabilities ..............................       14,604        (3,485)        8,987
   Income taxes ...........................................................        4,574         1,312         2,452
                                                                                --------      --------      --------

       NET CASH PROVIDED BY
            OPERATING ACTIVITIES ..........................................       28,745         4,429         5,685
                                                                                --------      --------      --------

INVESTING ACTIVITIES
 Purchases of property and equipment, net .................................       (5,098)       (2,911)       (2,213)
 Acquisition of  Salton ...................................................      (13,956)           --            --
 Acquisition of  Pfaltzgraff ..............................................      (38,198)           --            --
 Acquisition of  Excel ....................................................           --        (7,000)           --
 Acquisitions of :USE and Gemco ...........................................           --            --        (3,964)
                                                                                --------      --------      --------

      NET CASH USED IN INVESTING ACTIVITIES ...............................      (57,252)       (9,911)       (6,177)
                                                                                --------      --------      --------

FINANCING ACTIVITIES
 (Repayments) proceeds of short-term borrowings, net ......................       (4,900)        7,600         2,600
 Net proceeds from public offering ........................................       34,419            --            --
 Proceeds from the exercise of stock options ..............................          644         1,373         1,705
 Repayment of note receivable .............................................          479            --            --
 Payment of capital lease obligations .....................................         (320)         (179)          (50)
 Cash dividends paid ......................................................       (2,770)       (2,746)       (2,650)
                                                                                --------      --------      --------

         NET CASH PROVIDED BY FINANCING
                   ACTIVITIES .............................................       27,552         6,048         1,605
                                                                                --------      --------      --------

         (DECREASE) INCREASE IN CASH AND CASH
                   EQUIVALENTS ............................................         (955)          566         1,113
 Cash and cash equivalents at beginning of year ...........................        1,741         1,175            62
                                                                                --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..................................     $    786      $  1,741      $  1,175
                                                                                ========      ========      ========

                See notes to consolidated financial statements.

                              LIFETIME BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Organization and Business: The accompanying consolidated financial statements include the accounts of Lifetime Brands, Inc. and its wholly owned subsidiaries:
Outlet Retail Stores, Inc., Roshco, Inc. M. Kamenstein Corp. The Pfaltzgraff Co., Pfaltzgraff Factory Stores, Inc. and Luxury Tabletop, Inc., (collectively, the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company designs, markets and distributes a broad range of consumer products used in the home, including kitchenware, tabletop, cutlery and cutting boards, bakeware and cookware, pantryware and spices, and decorative bath accessories and markets its products under a number of brand names and trademarks, some of which are licensed. The Company sells its products wholesale to retailers throughout the United States and directly to the consumer through Company-owned outlet stores, mail order catalogs, and the Internet.

At December 31, 2005, the Company operated approximately 64 retail outlet stores in 34 states under the Farberware(R) name. Under an agreement with the Meyer Corporation, Meyer Corporation assumed responsibility for merchandising and for stocking Farberware(R) cookware products in the stores, receives all revenue from sales of Farberware(R) cookware and, since October 31, 2003, occupies 30% of the space in each store and reimburses the Company for 30% of the operating expenses of the stores. For the periods prior to October 1, 2003, Meyer was responsible for 50% of the space in each store and 50% of the operating expenses of the stores.

As a result of the Pfaltzgraff acquisition in July 2005, at December 31, 2005 the Company also operated 57 Pfaltzgraff(R) retail outlet stores in 31 states and a catalog and Internet business. The Pfaltzgraff(R) outlet stores, mail order catalogs and Internet website all sell first-run Pfaltzgraff(R) brand products through a dedicated direct-to-consumer channel.

In January 2006, the Company closed 20 Farberware(R) stores and 13 Pfaltzgraff(R) stores in order to consolidate certain Farberware(R) and
Pfaltzgraff(R) stores that coexisted within the same geographic area and to eliminate certain unprofitable stores. Certain costs associated with the closure of the Pfaltzgraff Stores will be reimbursed pursuant to the Pfaltzgraff acquisition agreement. The cost of the store closings was not material to the Company's consolidated financial statements.

The significant accounting policies used in the preparation of the consolidated financial statements of the Company are as follows:

Revenue Recognition: The Company sells products wholesale to retailers and distributors and retail direct to the consumer through Company-operated outlet stores, catalog and Internet operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales. Included in net sales for year ended December 31, 2005 is shipping and handling fee income of approximately $3.2 million. The Company did not recognize any shipping and handling fee income for the years ended December 31, 2004 and 2003.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE  A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Distribution Expenses: Distribution expenses primarily consist of warehousing expenses, handling costs of products sold and freight-out. Freight-out costs included in distribution expenses amounted to $4.3 million, $3.3 million and $2.7 million for 2005, 2004 and 2003, respectively. In 2003 these expenses included relocation charges, duplicate rent and other costs associated with the Company's move into its Robbinsville, New Jersey warehouse, amounting to $0.7 million. No such expenses were incurred in 2005 and 2004.

Inventories: Merchandise inventories consist principally of finished goods and are priced by the lower of cost (first-in, first-out basis) or market method. Management periodically analyzes inventory for excess and obsolescence based on a number of factors including, but not limited to, future product demand and estimated profitability of the merchandise.

Accounts Receivable: The Company is required to estimate the collectibility of its accounts receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company also maintains allowances for sales returns. To evaluate the adequacy of the sales return allowance, the Company analyzes historical trends and current information. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company's estimate of returns is determined to be inadequate, additional allowances may be required.

Property and Equipment: Property and equipment is stated at cost. Property and equipment, other than leasehold improvements, is depreciated under the straight-line method over the estimated useful lives of the assets. Building and improvements are being depreciated over 30 years and machinery, furniture, and equipment over 3 to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements whichever is shorter.

Cash Equivalents: The Company considers highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE  A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company completed its annual assessment of goodwill impairment in the fourth quarters of 2005, 2004 and 2003. Based upon such reviews, no impairment to the carrying value of goodwill was identified in either period.

Other intangibles consist of licenses, trademarks/trade names, customer relationships and product designs acquired pursuant to acquisitions and are being amortized by the straight-line method over periods ranging from 4 to 40 years. Accumulated amortization at December 31, 2005 and 2004 was $4.5 million and $3.7 million, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

YEARS ENDING DECEMBER  31,

2006........................................................ $  938
2007........................................................    938
2008........................................................    926
2009........................................................    876
2010........................................................    807

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $814,000, $602,000 and $410,000, respectively.

Long-Lived Assets: The Company periodically reviews the carrying value of intangibles and other long-lived assets for recoverability or whenever events or changes in circumstances indicate that such amounts have been impaired. Impairment indicators include among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and a material decrease in the fair value of some or all of the Company's long-lived assets. When indicators are present, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated from the use of the asset. If these estimated future cash flows are less than the carrying value of the asset, the Company recognizes impairment to the extent the carrying value of the asset exceeds its fair value determined generally through an analysis of discounted cash flows. Such a review has been performed by management and does not indicate an impairment of such assets.

Income Taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Earnings Per Share: Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share adjusts basic earnings per share for the effect of stock options. For the years ended December 31, 2005, 2004 and 2003 the weighted average number of shares used in calculating diluted earnings per share include the dilutive effect of stock options of 223,027, 243,269 and 126,170 shares, respectively.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE  A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Stock Option Plan: At December 31, 2005, the Company has a stock option plan, which is more fully described in Note D. The Company accounts for the plan under the recognition and measurement principles of Accounting
Principle  Board  ("APB")  Opinion  No.  25,  "Accounting  for  Stock  Issued to
Employees", and related Interpretations and the Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. No stock-based employee compensation cost is reflected in net income, as each option granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                        YEAR ENDED DECEMBER 31,
                                                ----------      ---------      ---------
                                                   2005            2004          2003
                                                ----------      ---------      ---------
                                                 (in thousands, except per share data)
Net income as reported ....................        $14,109         $8,472         $8,415

Deduct:  Total stock option employee
    compensation expense determined under
    fair value based method for all awards,
    net of related tax effects ............         (2,109)          (172)          (215)
                                                ----------      ---------      ---------

Pro forma net income ......................        $12,000         $8,300         $8,200
                                                ==========      =========      =========

Earnings per share:

    Basic - as reported ...................          $1.25          $0.77          $0.79
    Basic  - pro forma ....................          $1.06          $0.76          $0.77

    Diluted - as reported .................          $1.23          $0.75          $0.78
    Diluted  - pro forma ..................          $1.04          $0.74          $0.76

The weighted average fair values of options granted during the years ended December 31, 2005, 2004 and 2003 were $7.45, $5.90 and $2.57, respectively. The fair  value  for  these  options  was  estimated  at the date of  grant  using a
Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.26%, 3.73% and 3.37% for 2005, 2004 and 2003, respectively; 1.04% dividend yield in 2005, 1.55% dividend yield in 2004 and 2.53% dividend yield in 2003; volatility factor of the expected market price of the Company's common stock of 42% in 2005, 37% in 2004 and 41% in 2003; and a weighted-average expected life of the options of 3.1, 6.0 and 6.0 years in 2005, 2004 and 2003, respectively.

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

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share Based Payment". This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. In April 2005, the Securities and Exchange Commission deferred the implementation of SFAS No. 123(R). SFAS 123(R) will become effective for the Company on January 1, 2006 and the Company plans to use the modified-prospective transition method.

On December 22, 2005, the Board of Directors of the Company approved the acceleration of the vesting of all unvested outstanding employee stock options. As a result, options to purchase 386,920 common shares, which otherwise would have vested and become exercisable from time to time over the next five years, became fully vested and immediately exercisable as of December 22, 2005. The number of shares and the exercise prices of the accelerated options were not changed. The accelerated options have exercise prices ranging from $7.72 to $24.23 and include 323,670 options held by directors and executive officers. The compensation expense related to the modification of the terms of these options was not material to the Company's consolidated financial statements.

The purpose of accelerating the vesting of the options was to reduce the non-cash compensation expense that would be recorded in future periods following the Company's adoption of SFAS 123(R). The aggregate pre-tax compensation expense associated with the accelerated options that would have been recognized in future periods is estimated to be approximately $2.4 million.

In order to limit the personal benefit to the optionees of fully vesting their shares, the Board of Directors of the Company imposed restrictions on the sale or transfer of the shares received by an optionee upon the exercise of an accelerated option until the earlier of (a) the date on which such options would have vested and become exercisable, without giving effect to such acceleration, and (b) the optionee's death.

As a result of the acceleration of the unvested options, the Company does not expect the adoption of SFAS 123(R) to have a material impact on the Company's consolidated financial statements.

Reclassifications: Certain 2003 selling, general and administrative expenses have been reclassified to distribution expenses to conform to the 2004 and 2005 presentation.

NOTE B -- ACQUISITIONS AND LICENSES

Gemco Ware, Inc. and :USE Acquisitions: In November 2003, the Company acquired the assets of Gemco Ware, Inc. ("Gemco"), a distributor of functional glassware products for storing and dispensing food and condiments. This acquisition enabled the Company to broaden its product lines to include glassware. In October 2003, the Company acquired the business and certain assets of the :USE - Tools for Civilization Division of DX Design Express, Inc. (":USE"), which was a company focused on creating contemporary lifestyle products for the home, including decorative hardware, mirrors and lighting for the bath, as well as decorative window accessories which enabled the Company to expand its product assortment from the kitchen into the bathroom .

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE B -- ACQUISITIONS, DISPOSALS AND LICENSES (CONTINUED)

In connection with the Gemco and :USE acquisitions, the aggregate purchase price paid in cash, including associated expenses, amounted to approximately $4.0 million. The Company is also required to pay minimum contingent consideration of $300,000 ($100,000 in each of the years 2004 - 2006) based upon a percentage of net sales of the :USE product line up to a maximum of $1,500,000 ($500,000 in each of the years 2004 - 2006). The acquisitions were accounted for under the purchase method in accordance with SFAS No. 141 "Business Combinations" (the "Purchase Method") and, accordingly, the acquired assets and liabilities were recorded at their fair values.

The purchase price allocation of the acquired businesses resulted in the following balance of assets acquired (in thousands):

                                               PURCHASE PRICE
                                                 ALLOCATION
                                                   ------
                       Accounts receivable ...     $1,131
                       Merchandise Inventories        944
                       Intangibles ...........        940
                       Goodwill ..............      1,248
                                                   ------
                       Total assets acquired .     $4,263
                                                   ======

The 2003 acquisitions of Gemco and :USE were not material to the Company. Accordingly, pro forma results of operations have not been presented.

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

The purchase price, subject to post closing adjustments, was approximately $8.5 million, of which $7.0 million was paid in cash at the closing. The Company has not paid the balance of the purchase price of $1.5 million since it believes the total of certain estimated post closing inventory adjustments and certain indemnification claims are in excess of this amount. The Company has been unsuccessful in its attempts to obtain resolution of these matters with Excel and Mickelberry and commenced a lawsuit against these parties on June 8, 2005, claiming breach of contract, fraud and unjust enrichment. The lawsuit is in its preliminary stages and a settlement has not been reached nor has any been proposed. Due to the uncertainty regarding the ultimate outcome of the matter, the Company believes that the amount, if any, that the Company will ultimately be required to pay cannot be reasonably estimated at December 31, 2005. Accordingly, no amount has been included in the purchase price for this contingency. Upon final resolution of the matter, the Company will reflect any further amounts due as part of the purchase price and will re-allocate the purchase price to the net assets acquired.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005


NOTE B -- ACQUISITIONS, DISPOSALS AND LICENSES (CONTINUED)

The  total  purchase  price  has  currently  been   determined  as  follows  (in
thousands):

                  Cash paid at closing ............     $7,000
                  Professional fees and other costs         83
                                                        ------
                     Total purchase price .........     $7,083
                                                        ======

The purchase price was funded by borrowings under the Company's Credit Facility. The Company has allocated the purchase price as follows (in thousands):

                                                PURCHASE PRICE
                                                  ALLOCATION
                                                   -------
                     Assets acquired:
                       Accounts receivable ...        $483
                       Merchandise inventories       4,769
                       Other assets ..........          20
                       Intangibles ...........       7,248
                     Liabilities assumed .....      (5,437)
                                                   -------
                         Total assets acquired      $7,083
                                                   =======

The 2004 Excel acquisition was not material to the Company. Accordingly, pro forma results of operations have not been presented.

Pfaltzgraff Acquisition: On July 11, 2005, the Company acquired the business and certain assets of The Pfaltzgraff Co. ("Pfaltzgraff"). Pfaltzgraff designed ceramic dinnerware and tabletop accessories for the home and distributed these products through retail chains, company-operated outlet stores and through their catalog and Internet operations. The acquisition was accounted for by the Company under the Purchase Method.

The total purchase price has been determined as follows (in thousands):


                 Cash paid at closing ............     $32,500
                 Post closing working capital
                   adjustment ....................       4,742
                 Professional fees and other costs         956
                                                       -------
                    Total purchase price .........     $38,198
                                                       =======

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE B -- ACQUISITIONS, DISPOSALS AND LICENSES (CONTINUED)

The purchase price was funded by borrowings under the Company's Credit Facility. On a preliminary basis the purchase price has been allocated based on management's estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

                                                 PRELIMINARY
                                                  PURCHASE
                                                    PRICE
                                                  ALLOCATION
                                                   --------
                    Assets acquired:
                      Accounts receivable ....       $2,623
                      Merchandise inventories        26,314
                      Other current assets ...        1,489
                      Property and equipment .        3,328
                      Intangibles ............        6,779
                    Liabilities assumed ......       (2,335)
                                                   --------
                         Total assets acquired      $38,198
                                                   ========

The following unaudited pro forma financial information is for illustrative purposes only and presents the results of operations for the years ended December 31, 2005 and 2004, as though the acquisition of Pfaltzgraff occurred at the beginning of the respective periods.

The unaudited pro forma financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the dates indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma financial information does not reflect any synergies that may be achieved from the combination of the entities by i) lowering the cost of products sold by sourcing a significant majority of production overseas, ii) closing unprofitable Pfaltzgraff outlet stores, iii) consolidating the Pfaltzgraff outlet store operations with the Company's existing Farberware outlet store operations and
iv) eliminating redundant staffing, operations and executive management. The unaudited pro forma financial information reflects adjustments for additional interest expense on acquisition-related borrowings, amortization expense related to the acquired intangibles and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on preliminary purchase price allocations. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented.

(In thousands, except per share amounts)      YEAR ENDED DECEMBER 31,
                                              --------  ------------
                                                2005          2004
                                              --------      --------
Net sales .....................               $360,463      $337,479
Net income (loss) .............                  4,811        (4,555)
Diluted income (loss) per share                   0.42         (0.41)

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE B -- ACQUISITIONS, DISPOSALS AND LICENSES (CONTINUED)

Salton, Inc. Acquisition: On September 19, 2005, the Company acquired certain components of the tabletop business and related assets from Salton, Inc. ("Salton"). The assets acquired include Salton's Block(R) and Sasaki(R) brands, licenses to market Calvin Klein(R) and NapaStyle(TM) tabletop products and distribution rights for upscale crystal products under the Atlantis(R) brand. In addition, the Company entered into a new license with Salton to market tabletop products under the Stiffel(R) brand. The acquisition was accounted for under the Purchase Method. The total purchase price has been determined as follows (in thousands):

                 Cash paid at closing ............     $13,442
                 Professional fees and other costs         514
                                                       -------
                    Total purchase price .........     $13,956
                                                       =======

 The purchase price was funded by borrowings under the Company's Credit Facility. On a preliminary basis the purchase price has been allocated based on management's estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

                                                                    PRELIMINARY
                                                                  PURCHASE PRICE
                                                                      ALLOCATION
                                                                       -------
 Merchandise inventories .........................................     $11,647
 Other current assets ............................................         316
 Property and equipment ..........................................          70
 Intangibles .....................................................       1,923
                                                                       -------
      Total assets acquired ......................................     $13,956
                                                                       =======

Pro forma information is not presented by the Company related to the acquisition of Salton because discrete financial information relating to the historical results of operations of the component of the Salton business acquired was not available and not determinable.

The results of operations of the aforementioned acquisitions are included in the Company's consolidated statements of income from the date of acquisition.

KitchenAid License Agreement: In October 2000, the Company entered into a licensing agreement with Whirlpool Corporation. This agreement allows the Company to design, manufacture and market an extensive range of kitchen utensils, barbecue items and pantryware products under the KitchenAid(R) brand name. On January 1, 2002, the licensing agreement between the Company and KitchenAid was amended, expanding the covered products to include bakeware and baking related products. A second amendment to the licensing agreement was signed effective August 1, 2003, between the Company and KitchenAid. The second amendment extended the term of the agreement through December 31, 2007 and further expanded the covered products to include kitchen cutlery. A third amendment to the licensing agreement entered into effective August 1, 2005, extended the term of the agreement through December 31, 2009 and further expanded the covered products to include sinkware, pantryware and spices. Shipments of KitchenAid products began in the second quarter of 2001.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE B -- ACQUISITIONS, DISPOSALS AND LICENSES (CONTINUED)

Cuisinart License Agreement: On March 19, 2002, the Company entered into a licensing agreement with Conair Corporation. This agreement allows the Company to design, manufacture and market a wide variety of cutlery products under the Cuisinart(R) brand name. Shipments of products under the Cuisinart(R) name began in the fourth quarter of 2002. On April 8, 2004, the licensing agreement between the Company and Conair Corporation was amended, expanding the covered products to include cutting boards. The license for kitchen cutlery products expires on June 30, 2006 and the license for cutting board products expires on June 30, 2007. Each license renews automatically for successive one year terms provided the agreement is not earlier terminated by either party and certain minimum royalty requirements are met. Shipments of products by us under the Cuisinart name began in the fourth quarter of 2002.

NOTE C --CREDIT FACILITY

On July 28, 2004, the Company entered into a $50 million five-year, secured credit facility (the "Credit Facility") with a group of banks and, in conjunction therewith, canceled its $35 million secured, reducing revolving credit facility which was due to mature in November 2004. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio, a maximum leverage ratio and maintenance of a minimum net worth. Borrowings under the Credit Facility have different interest rate options that are based on an alternate base rate, the LIBOR rate or the lender's cost of funds rate, plus in each case a margin based on a leverage ratio. In July 2005, the Company amended the Credit Facility, to increase the size of the facility to $100 million and to extend its maturity to July 2010. At December 31, 2005, the Company was in compliance with the financial covenants of the Credit Facility.

As of December 31, 2005, the Company had outstanding $0.4 million of letters of credit and trade acceptances, $14.5 million of short-term borrowings and a $5.0 million term loan under its Credit Facility and, as a result, the availability under the Credit Facility was $80.1 million. The $5.0 million long-term loan is non-amortizing, bears interest at 6.07% and matures in August 2009. Interest rates on short-term borrowings at December 31, 2005 ranged from 6.40% to 6.56%.

The Company paid interest of approximately $2.4 million, $0.8 million and $0.7 million during the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE D -- CAPITAL STOCK

Public Offering : On November 23, 2005, the Company and certain selling stockholders completed a public offering pursuant to which they sold 1,733,000 and 1,142,000 shares of the Company's stock, respectively, at an offering price of $21.50. The net proceeds to the Company from the sale of its 1,733,000 shares were $34.4 million and these funds were used to repay outstanding borrowings under the Company's Credit Facility.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE D -- CAPITAL STOCK (CONTINUED)

Cash Dividends: The Company paid regular quarterly cash dividends of $0.0625 per share on its Common Stock, or a total annual cash dividend of $0.25 per share, in 2005, 2004 and 2003. The Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of Common Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividend at any time.

Common Stock Repurchase and Retirement: During the years ended December 31, 1999 and 2000, the Board of Directors of the Company authorized the repurchase of up to 3,000,000 shares of the outstanding Common Stock in the open market. Through December 31, 2005, 2,128,000 shares were repurchased for approximately $15.2 million (none in 2005, 2004 and 2003).

Preferred Stock: The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is outstanding.

Stock Option Plans: In June 2000, the stockholders of the Company approved the 2000 Long-Term Incentive Plan (the "Plan"), whereby up to 1,750,000 shares of common stock may be granted in the form of stock options or other equity-based awards to directors, officers, employees, consultants and service providers to the Company and its affiliates. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options as defined in Section 422 of the Internal Revenue Code, stock-based awards that do not conform to the requirements of Section 422 of the Code, and other stock-based awards. Options that have been granted under the 2000 Long-Term Incentive Plan expire over a range of ten years from the date of the grant and vest over a range of up to five years from the date of grant.

During 2005 the Company issued 2,950 shares to its directors for payment of directors fees. The total fair value of the shares issued was $50,000.

As of December 31, 2005, approximately 616,000 shares were available for grant under the Company's stock option plans and all options granted through December 31, 2005 under the plan have exercise prices equal to the market value of the Company's stock on the date of grant.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                               2005                    2004                     2003
                      ----------------------   ---------------------    ---------------------
                                    WEIGHTED-              WEIGHTED-                 WEIGHTED-
                                     AVERAGE                 AVERAGE                  AVERAGE
                                    EXERCISE                EXERCISE                 EXERCISE
                      OPTIONS          PRICE   OPTIONS         PRICE    OPTIONS         PRICE
                      -------          -----   -------         -----    -------         -----
Balance--Jan 1,       694,807          $7.59   966,610          $7.27   919,291         $6.98
Grants .........      362,000         $24.12    49,000         $16.68   370,000         $7.37
Exercised ......     (150,650)         $7.00  (217,041)         $6.76  (298,232)        $6.50
Canceled .......      (31,000)         $8.25  (103,762)        $10.60   (24,449)        $7.44
                      -------          -----   -------         ------   -------         -----
Balance--Dec 31,      875,157         $14.51   694,807          $7.59   966,610         $7.27
                      =======          =====   =======         ======   =======         =====

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE D -- CAPITAL STOCK (CONTINUED)

The following table summarizes information about employees' stock options outstanding at December 31, 2005:

                                                             WEIGHTED-            WEIGHTED-
                                                              AVERAGE              AVERAGE             WEIGHTED-AVERAGE
                                                             REMAINING         EXERCISE PRICE--             EXERCISE
    EXERCISE                OPTIONS          OPTIONS        CONTRACTUAL            OPTIONS              PRICE--OPTIONS
    PRICE                 OUTSTANDING      EXERCISABLE          LIFE             OUTSTANDING             EXERCISABLE
    ------------------- ----------------  ---------------  ---------------  ----------------------  -----------------------
    $ 4.14 - $ 5.51....         161,650          161,650     6.44 years            $ 5.31                   $ 5.31
    $ 6.00 - $ 8.55....         280,757          280,757     6.04 years            $ 7.22                   $ 7.22
    $ 8.64 - $ 13.84...          47,750           47,750     8.19 years            $ 13.16                 $ 13.16
    $ 15.60 -$ 22.46...         385,000          385,000     5.41 years            $ 23.85                 $ 23.85
                        ----------------  ---------------  ---------------  ----------------------  -----------------------
                                875,157          875,157     5.95 years            $ 14.51                 $ 14.51
                        ================  ===============  ===============  ======================  =======================

At December 31, 2004 and 2003, there were 461,932 and 699,610 options exercisable, respectively, at weighted-average exercise prices per share of $6.79 and $6.94, respectively.

In 1985, in connection with the exercise of options under a stock option plan that has since expired, the Company received cash of $255,968 and notes in the amount of $908,000 from certain stockholders of the Company. The notes bore interest at 9% and were due no later than December 31, 2005 (see Note H).

During 2001, one of the above notes in the amount of $422,000 that was issued by Milton L. Cohen, a former director of the Company, was canceled and a new note in the amount of $855,000 was received by the Company that consolidated all remaining amounts due from him. The new note bears interest at 4.85% and payments of $48,000 (inclusive of principal and interest) are due quarterly. The note matures on March 31, 2006. (see Note H)

NOTE E -- INCOME TAXES

The provision for income taxes consists of (in thousands):


                                          YEAR ENDED DECEMBER 31,
                                     ---------------------------------
                                       2005         2004         2003
                                     -------      -------      -------
          Current:
                 Federal .......      $9,755       $4,861       $4,451
                 State and local       1,618          841        1,018
          Deferred .............      (2,726)        (100)         105
                                     -------      -------      -------
          Income tax provision .      $8,647       $5,602       $5,574
                                     =======      =======      =======

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE E -- INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                              DECEMBER 31,
                                                         --------------------
                                                           2005         2004
                                                         -------      -------
 Deferred tax assets:
      Merchandise inventories.......................      $3,266       $2,063
      Accounts receivable allowances ...............       3,121          964
      Deferred rent expense ........................         552           --
      Accrued bonuses ..............................         764          395
                                                         -------      -------
 Total deferred tax asset ..........................      $7,703       $3,422
                                                         =======      =======

 Deferred tax liability:
      Depreciation and amortization ................     $(4,967)     $(3,413)
                                                         =======      =======

The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                2005          2004       2003
                                               -------      -------     -------
 Provision for Federal income taxes at
         the statutory rate ..............      $7,965       $4,926      $4,896
 Increases (decreases):
      State and local income taxes, net of
         Federal income tax benefit ......       1,052          547         662
        Other ............................        (370)         129          16
                                               -------      -------     -------
 Provision for income taxes ..............      $8,647       $5,602      $5,574
                                               =======      =======     =======

The Company paid income taxes of approximately $6.8 million,$4.2 million and $3.1 million during the years ended 2005, 2004 and 2003, respectively.

The Company and its subsidiaries' income tax returns are routinely examined by various tax authorities. In management's opinion, adequate provisions for income taxes have been made for all open years in accordance with SFAS No. 5, Accounting for Contingencies.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE F - BUSINESS SEGMENTS

As discussed in Note B, in July 2005 the Company acquired the wholesale, retail outlet store, catalog and Internet businesses of Pfaltzgraff. With the addition of the Pfaltzgraff retail businesses, the Company determined that it operates in two reportable business segments -- wholesale and direct-to-consumer. The wholesale segment includes the Company's business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment includes the Company's business that sells household products directly to the consumer through Company-operated retail outlet stores, catalog and Internet operations. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. The distinction between these segments is that, while the products distributed are similar, the type of customer for the products and the methods used to market, sell and distribute the products are very different.

Management evaluates the performance of the wholesale and direct-to-consumer segments based on "Net Sales" and "Income (Loss) From Operations". Such measures give recognition to specifically identifiable operating costs such as cost of sales, marketing, selling and distribution expenses and general and administrative expenses. Certain general and administrative expenses such as executive salaries and benefits, director fees and accounting, legal and consulting fees are not allocated to the specific segments and, accordingly, are reflected as unallocated corporate expenses. Assets in each segment consist of assets used in its operations, acquired intangible assets and goodwill. Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE F - BUSINESS SEGMENTS (CONTINUED)

                                            YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
(in thousands)                         2005           2004           2003
                                    ---------      ---------      ---------
NET SALES
Wholesale .....................      $241,618       $173,559       $149,368
Direct-to-Consumer ............        66,279         15,899         10,987
                                    ---------      ---------      ---------
   Total net sales ............      $307,897       $189,458       $160,355
                                    =========      =========      =========

INCOME (LOSS) FROM OPERATIONS
Wholesale .....................       $33,150        $21,677        $19,827
Direct-to-Consumer ............          (444)        (1,224)          (990)
Unallocated corporate expenses         (7,534)        (5,604)        (4,192)
                                    ---------      ---------      ---------
   Total income from operations       $25,172        $14,849        $14,645
                                    =========      =========      =========

DEPRECIATION AND AMORTIZATION
Wholesale .....................        $4,558         $3,694         $3,393
Direct-to-Consumer ............         1,083            380            280
                                    ---------      ---------      ---------
   Total depreciation and
      amortization ............        $5,641         $4,074         $3,673
                                    =========      =========      =========

ASSETS
Wholesale .....................      $190,967       $145,542       $128,402
Direct-to-Consumer ............        23,191          6,513          5,405
Unallocated corporate .........         8,490          5,162          3,173
                                    ---------      ---------      ---------
   Total assets ...............      $222,648       $157,217       $136,980
                                    =========      =========      =========

CAPITAL EXPENDITURES
Wholesale .....................        $3,872         $1,629         $1,468
Direct-to-Consumer ............         1,226          1,282            745
                                    ---------      ---------      ---------
   Total capital expenditures .        $5,098         $2,911         $2,213
                                    =========      =========      =========

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE G -- COMMITMENTS

Operating Leases: The Company has lease agreements for its warehouses, showroom facilities, sales offices and outlet stores that expire through 2016. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs. Leases for certain retail outlet stores provide for rent based upon a percentage of monthly gross sales.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

                      YEAR ENDED DECEMBER 31:
                      -----------------------

                       2006 .................     $14,061
                       2007 .................      12,894
                       2008 .................      10,489
                       2009 .................       7,742
                       2010 .................       5,772
                       2011 and thereafter ..      19,735
                                                  -------
                                                  $70,693
                                                  =======

Under an agreement with the Meyer Corporation ("Meyer"), Meyer assumed responsibility for merchandising and for stocking Farberware cookware products in the Farberware outlet stores and receives all revenue from store sales of Farberware(R) cookware. Since October 31, 2003, Meyer has occupied 30% of the space in each store and reimbursed the Company for 30% of the operating expenses of the stores. For that part of 2003 prior to October 1, 2003, Meyer occupied 50% of the space in each store and 50% of the operating expenses of the stores. In 2005, 2004 and 2003, Meyer reimbursed the Company approximately $1.4 million, $1.2 million and $1.5 million, respectively, for operating expenses.

Rental and related expenses under operating leases were approximately $13.0 million, $7.0 million and $6.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Such amounts are prior to the Meyer reimbursements described above.

Capital Leases: The Company has entered into various capital lease arrangements for the leasing of equipment that is utilized in its Robbinsville, New Jersey warehouse. These leases expire in 2010 and the future minimum lease payments due under the leases as of December 31, 2005 are as follows (in thousands):

               YEAR ENDED DECEMBER 31:
               -----------------------

               2006 ..................................       $374
               2007 ..................................        347
               2008 ..................................        292
               2009 ..................................        132
               2010 ..................................         41
                                                           ------
               Total minimum lease payments ..........      1,186
               Less: amounts representing interest ...        118
                                                           ------
               Present value of minimum lease payments     $1,068
                                                           ======

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE G -- COMMITMENTS (CONTINUED)

The current and non-current portions of the Company's capital lease obligations at December 31, 2005 of approximately $310,000 and $758,000 and at December 31, 2004 of approximately $262,000 and $819,000, respectively, are included in the accompanying consolidated balance sheets within accrued expenses and deferred rent and other long-term liabilities, respectively.

Royalties: The Company has royalty licensing agreements that require payments of royalties on sales of licensed products which expire through December 31, 2009. Future minimum royalties payable under these agreements are as follows (in thousands):

                      YEAR ENDED DECEMBER 31:
                      -----------------------

                      2006 ..................      $6,784
                      2007 ..................       7,487
                      2008 ..................       8,302
                      2009 ..................       9,366
                                                  -------
                                                  $31,939
                                                  =======

Legal Proceedings: The Company has, from time to time, been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of its business, and that none of this litigation, if determined adversely to it, would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Employment Agreements: Effective as of April 6, 2001, Mr. Jeffrey Siegel entered into a new employment agreement with the Company that provides that the Company will employ him as its President, Chief Executive Officer and Chairman of the Board for a term commencing on April 6, 2001, and continuing until April 6, 2006 and thereafter for additional consecutive one year periods unless terminated by either the Company or Mr. Siegel as provided in the agreement. The agreement provides for an annual salary of $700,000 with annual increments based on changes in the Consumer Price Index and for the payment to him of bonuses pursuant to the Company's Incentive Bonus Compensation Plan. The agreement also provides for, among other things, certain standard fringe benefit arrangements, such as disability benefits, medical insurance, life insurance and an accountable expense allowance. The agreement further provides that if the Company is merged or otherwise consolidated with any other organization or substantially all of the assets of the Company are sold or control of the Company has changed (the transfer of 50% or more of the outstanding stock of the Company) which is followed by: (i) the termination of his employment agreement, other than for cause; (ii) the diminution of his duties or change in executive position; (iii) the diminution of his compensation (other than a general reduction in the compensation of all employees); or (iv) the relocation of his principal place of employment to other than the New York Metropolitan Area, the Company would be obligated to pay to Mr. Siegel or his estate the base salary required pursuant to the employment agreement for the balance of the term. The employment agreement also contains restrictive covenants preventing Mr. Siegel from competing with us during the term of his employment and for a period of five years thereafter.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE G -- COMMITMENTS (CONTINUED)

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

The agreement also provides for certain fringe benefits and a severance benefit equal to the lesser of (x) his base salary or (y) his salary remaining to the end of the term plus his pro-rated bonus if (i) Mr. Shiftan resigns for Good Reason (as defined in the agreement) or (ii) the Company terminates Mr. Shiftan's employment for any reason other than Disability (as defined in the agreement) or Cause (as defined in the agreement) (such a resignation or termination is referred to in the agreement as an "Involuntary Termination") after July 1, 2006. In the event of Mr. Shiftan's Involuntary Termination before July 1, 2006, he will receive as severance his salary remaining to the end of the term plus his pro-rated bonus. The agreement further provides that if the Company undergoes a Change of Control (as defined in the agreement) and (i) Mr. Shiftan's employment is thereafter terminated under circumstances that would constitute an Involuntary Termination or (ii) Mr. Shiftan undergoes an Involuntary Termination and within 90 days the Company executes a definitive agreement to enter into a transaction the consummation of which would constitute a Change of Control and such transaction is actually consummated, the Company would be obligated to pay to him or his estate the lesser of (x) 2.99 times the average of his base salary and bonus for the three years immediately preceding the change of control or (y) 1% of the Company's market capitalization in excess of $220,000,000, up to a maximum payment of $2,500,000. The employment agreement also contains restrictive covenants preventing Mr. Shiftan from competing with the Company during the term of his employment and for a period of five years thereafter

During 2005 and 2004, several members of senior management entered into employment agreements with the Company. The employment agreements termination dates range from June 30, 2006 through June 30, 2007. The agreements provide for annual salaries and bonuses, certain standard fringe benefit arrangements, such as disability benefits, medical insurance, life insurance and auto allowances.

NOTE H -- RELATED PARTY TRANSACTIONS

Effective April 6, 2001, Milton L. Cohen, then a director of the Company, and the Company entered into a 5-year consulting agreement with an annual fee of $440,800.

As of December 31, 2005 and December 31, 2004, Milton L. Cohen a former director of the Company owed the Company approximately $48,000 and $278,000, respectively (see Note D). The loan due is included within other current assets in the accompanying December 31, 2005 consolidated balance sheet and in other current and non-current assets in the accompanying December 31, 2004 consolidated balance sheet.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE H -- RELATED PARTY TRANSACTIONS (CONTINUED)

As of December 31, 2004, Jeffrey Siegel, Chairman of the Board, President and Chief Executive Officer of the Company, owed the Company approximately $344,000 with respect to an outstanding loan related to the exercise of stock options under a stock option plan which has since been terminated. The loan was repaid as of December 31, 2005.

As of December 31, 2004, Craig Phillips, a vice president of the Company, owed the Company approximately $135,000 with respect to an outstanding loan related to the exercise of stock options under a stock option plan which has since been terminated. The loan was repaid as of December 31, 2005.

The loans receivable from Jeffrey Siegel and Craig Phillips are included in stockholders' equity in the accompanying December 31, 2004 balance sheet.

NOTE I -- RETIREMENT PLAN

The Company maintains a defined contribution retirement plan ("the Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their respective salaries. The Company matches 50% of the first 4% of employee contributions. The Company made matching contributions to the Plan of approximately $372,000, $257,000 and $206,000 in 2005, 2004 and 2003,
respectively.

NOTE J -- CONCENTRATION OF CREDIT RISK

The Company maintains cash equivalents with various financial institutions.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across the United States. The Company periodically reviews the status of its accounts receivable and, where considered necessary, establishes an allowance for doubtful accounts.

During the years ended December 31, 2005, 2004 and 2003, Wal-Mart Stores, Inc. (including Sam's Clubs) accounted for approximately 20%, 24% and 29% of net sales, respectively. No other customer accounted for 10% or more of the Company's net sales during 2005, 2004 or 2003. For the years ended December 31, 2005, 2004 and 2003, the Company's ten largest customers accounted for approximately 51%, 59% and 62% of net sales, respectively.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE K -- OTHER

Property and Equipment:

Property and equipment consist of (in thousands):

                                                             DECEMBER 31,
                                                         -------------------
                                                           2005        2004
                                                         -------     -------
    Land ...........................................     $   932     $   932
    Building and improvements ......................       7,378       6,379
    Machinery, furniture and equipment .............      37,550      29,681
    Leasehold improvements .........................       2,076       1,810
                                                         -------     -------
                                                          47,936      38,802
    Less:  accumulated depreciation and amortization      23,947      18,799
                                                         -------     -------
                                                         $23,989     $20,003
                                                         =======     =======

Depreciation and amortization expense on property and equipment for the years ended December 31, 2005, 2004 and 2003 was $4.8 million, $3.5 million and $3.3 million, respectively. Included in machinery, furniture and equipment and related accumulated depreciation as of December 31, 2005 are approximately $1,649,000 and $569,000, respectively, and as of December 31, 2004 are approximately $1,332,000 and $281,000, respectively, related to assets recorded under capital leases.

Accrued Expenses:

Accrued expenses consist of (in thousands):

                                                                DECEMBER 31,
                                                            -------------------
                                                              2005        2004
                                                            -------     -------
Commissions ...........................................     $ 1,381     $   887
Accrued customer allowances and rebates ...............       3,755       5,407
Amounts due to Meyer Corporation ......................         981       1,621
Officer and employee bonuses ..........................       3,714       1,203
Accrued royalties .....................................       2,186       2,249
Accrued salaries, vacation and temporary labor billings       3,139       2,075
Accrued foreign purchases .............................       3,923       1,035
Accrued freight-out ...................................       1,275         495
Dividends payable .....................................         808         691
Other .................................................       7,532       4,482
                                                            -------     -------
                                                            $28,694     $20,145
                                                            =======     =======

Sources of Supply: The Company sources its products from approximately 137 suppliers located primarily in the People's Republic of China, and to a lesser extent in the United States, Taiwan, Thailand, Malaysia, Indonesia, Germany, France, Korea, Czech Republic, Italy, India and Hong Kong. The Company has been sourcing products in Asia for over 40 years. The Company does not own or operate any manufacturing facilities (other than its spice packing line within its Winchendon, Massachusetts facility), but instead relies on established long-term relationships with its major suppliers. The Company collaborates with its major suppliers during the product development process and on manufacturing technology to achieve efficient and timely production. The Company's three largest suppliers provided it with approximately 54% of the products the Company distributed in 2005 and 2004.

                              LIFETIME BRANDS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2005

NOTE L -- SUBSEQUENT EVENT

On March 8, 2006 the Company entered into an agreement to acquire the business and certain assets of Syratech Corporation ("Syratech"), a designer, importer and manufacturer of a diverse portfolio of tabletop, home decor and picture frame products. Founded in 1986, Syratech owns many key brands in home fashion, including Wallace Silversmiths(R), Towle Silversmiths(R), International Silver Company(R), Melannco International(R) and Elements(R). In addition, Syratech licenses the Cuisinart(R) brand for tabletop products and recently secured the license for Kenneth Cole Reaction Home(R). Syratech's products are broadly distributed through better department stores, specialty stores, big box retailers warehouse clubs, and catalogs. The total purchase price subject to working capital adjustments is approximately $49.5 million, payable $37.0 million in cash and $12.5 million in shares of the Company's common stock. The Company expects to fund the cash portion of the purchase price through its Credit Facility.

                                                      LIFETIME BRANDS, INC.
                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                         (IN THOUSANDS)

COL. A                                         COL. B              COL. C                 COL. D                  COL. E
------                                   -----------------    ----------------       ----------------       ------------------
                                                                  Additions
                                             Balance at          Charged to
                                            Beginning of          Costs and             Deductions              Balance at
Description                                    Period             Expenses              (Describe)             End of Period
-----------                               -----------------    ----------------       ----------------       ------------------
Year ended December 31, 2005
 Deducted from asset accounts:
  Allowance for doubtful
      Accounts..........................             $ 195              $  132                  $ 132   (a)              $ 195
  Reserve for sales
      returns and allowances............             3,282              13,662   (c)            9,226   (b)              7,718
                                          -----------------    ----------------       ----------------       ------------------
                                                   $ 3,477            $ 13,794                $ 9,358                  $ 7,913
                                          =================    ================       ================       ==================

Year ended December 31, 2004
 Deducted from asset accounts:
  Allowance for doubtful
      Accounts..........................             $ 195              $ (67)                 $ (67)   (a)              $ 195
  Reserve for sales
      returns and allowances............             3,154               9,942   (c)            9,814   (b)              3,282
                                          -----------------    ----------------       ----------------       ------------------
                                                   $ 3,349             $ 9,875                $ 9,747                  $ 3,477
                                          =================    ================       ================       ==================

Year ended December 31, 2003
 Deducted from asset accounts:
  Allowance for doubtful
      Accounts..........................             $ 612                $  8                  $ 425   (a)              $ 195
  Reserve for sales
      returns and allowances............             3,276               9,297   (c)            9,419   (b)              3,154
                                          -----------------    ----------------       ----------------       ------------------
                                                   $ 3,888             $ 9,305                $ 9,844                  $ 3,349
                                          =================    ================       ================       ==================


(a)  Uncollectible  accounts  written off,  net of  recoveries.
(b)  Allowances granted.
(c) Charged to net sales.