Form 10-Q
period 2006-03-31
LIFETIME BRANDS, INC
filed 2006-05-09
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-19254

LIFETIME BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2682486
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Merrick Avenue, Westbury, New York, 11590
(Address of principal executive offices, including Zip Code)

(Registrant’s telephone number, including area code)  (516) 683-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No

The number of shares of the registrant’s common stock outstanding as of May 8, 2006 was 13,442,130.

LIFETIME BRANDS, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

Signatures

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77	$786
Accounts receivable, less allowances of $6,786 in 2006 and
$7,913 in 2005	32,170	49,158
Merchandise inventories	91,352	91,953
Prepaid expenses	2,794	2,668
Deferred income taxes	7,198	7,703
Other current assets	2,918	3,482

TOTAL CURRENT ASSETS	136,509	155,750
PROPERTY AND EQUIPMENT, net	23,805	23,989
GOODWILL	16,200	16,200
OTHER INTANGIBLES, net	23,988	24,064
OTHER ASSETS	2,666	2,645

TOTAL ASSETS	$203,168	$222,648

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$14,500	$14,500
Accounts payable	8,786	17,397
Accrued expenses	24,848	28,694
Income taxes payable	1,707	9,316

TOTAL CURRENT LIABILITIES	49,841	69,907
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	2,224	2,287
DEFERRED INCOME TAX LIABILITIES	5,145	4,967
LONG-TERM DEBT	5,000	5,000
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares authorized: 25,000,000; shares issued and
outstanding: 12,984,492 in 2006 and 12,921,795 in 2005	130	129
Paid-in capital	102,257	101,468
Retained earnings	38,571	38,890

TOTAL STOCKHOLDERS' EQUITY	140,958	140,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,168	$222,648

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$74,421	$43,116
Cost of sales	41,507	24,899
Distribution expenses	10,592	6,115
Selling, general and administrative expenses	20,570	10,298

Income from operations	1,752	1,804
Interest expense	306	199
Other income, net	(1)	(13)

Income before income taxes	1,447	1,618
Tax provision	551	615

NET INCOME	$896	$1,003

BASIC AND DILUTED INCOME PER COMMON SHARE	$0.07	$0.09

WEIGHTED AVERAGE SHARES - BASIC	12,948	11,051

WEIGHTED AVERAGE SHARES AND COMMON SHARE EQUIVALENTS - DILUTED	13,159	11,266

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$896	$1,003
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,550	1,056
Deferred income taxes	683	(110)
Deferred rent	81	(65)
Provision for losses on accounts receivable	(53)	168
Reserve for sales returns and allowances	2,883	2,121
Changes in operating assets and liabilities:
Accounts receivable	14,158	8,918
Merchandise inventories	601	(1,477)
Prepaid expenses, other current assets
and other assets	417	(1,036)
Accounts payable, trade acceptances, accrued expenses and other
liabilities	(12,582)	241
Income tax payable	(7,575)	(1,670)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,059	9,149

INVESTING ACTIVITIES
Purchase of property and equipment, net	(1,141)	(1,002)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	-	(8,700)
Proceeds from exercise of stock options	119	5
Excess tax benefits from stock compensation	233	-
Payment of capital lease obligations	(171)	(72)
Cash dividends paid	(808)	(690)

NET CASH USED IN FINANCING ACTIVITIES	(627)	(9,457)

DECREASE IN CASH AND CASH EQUIVALENTS	(709)	(1,310)
Cash and cash equivalents at beginning of period	786	1,741

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77	$431

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note A — Basis of Presentation and Summary Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. For the years ended December 31, 2005, 2004 and 2003, net sales for the third and fourth quarters accounted for 71%, 63% and 66% of total annual net sales, respectively. Moreover, operating profits earned in the third and fourth quarters accounted for 83%, 92% and 97% of total annual operating profits, respectively. Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season.

Revenue Recognition

The Company sells products wholesale to retailers and distributors and retail direct to the consumer through Company-operated outlet stores, catalog and Internet operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales. Included in net sales for the three months ended March 31, 2006 is shipping and handling fee income generated from the Company’s catalog and Internet business of approximately $1.0 million. The Company did not recognize any shipping and handling fee income for the three months ended March 31, 2005.

Distribution Expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out. Freight-out costs included in distribution expenses amounted to $1.9 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note A — Basis of Presentation and Summary Accounting Policies (continued)

Cash Dividend

In December 2005, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on February 7, 2006, paid on February 20, 2006. In March 2006, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 5, 2006, to be paid on May 19, 2006.

Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share adjusts basic earnings per share for the effect of stock options. For the three months ended March 31, 2006 and 2005 the weighted average number of shares used in calculating diluted earnings per share include the dilutive effect of stock options of approximately 211,000 and 215,000 shares, respectively.

Accounting for Stock Option Plan

The Company has a stock option plan, which is more fully described in the footnotes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment”. SFAS 123(R) requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) also requires that excess tax benefits associated with share-based payments be classified as a financing activity in the statement of cash flows, rather than as operating cash flows as required by previous accounting standards. The Company adopted SFAS 123(R) using the modified-prospective transition method. Accordingly, the Company has not restated prior period amounts.

In 2005, the Company accelerated the vesting of all unvested outstanding employee stock options in order to reduce the non-cash compensation expense that otherwise would have been required to be recorded under SFAS 123(R). In addition, during the three months ended March 31, 2006 the Company did not issue or modify any options or issue any other form of share-based compensation. Accordingly, the Company has not recognized any share-based employee compensation cost during the three months ended March 31, 2006. The Company will recognize compensation expense in accordance with SFAS 123(R) when new awards are granted.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note A — Basis of Presentation and Summary Accounting Policies (continued)

Accounting for Stock Option Plan (continued)

Prior to the adoption of SFAS 123(R) the Company accounted for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, for the periods prior to the adoption of SFAS 123(R) no stock-based employee compensation cost was reflected in net income, as all options granted under the plan had exercise prices equal to the market values of the underlying common stock on the dates of grant. Pro-forma information regarding the impact of stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123(R). The following table illustrates what would have been the effect on net income and net income per share if the Company had accounted for its employee stock options under the fair value method during the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(in thousands, except per share data)
Net income as reported	$1,003
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax
effects	(34)

Pro forma net income	$969

Income per common share:
Basic and diluted - as reported	$0.09
Basic and diluted - pro forma	$0.09

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note B – Credit Facility

The Company has a $100 million secured credit facility (the “Credit Facility”) that expires in July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. At March 31, 2006, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio.

As of March 31, 2006, the Company had $0.4 million of letters of credit and $14.5 million of short-term borrowings and a $5.0 million term loan outstanding under its Credit Facility, and as a result, the availability under the Credit Facility at March 31, 2006 was $80.1 million. The $5.0 million long-term loan is non-amortizing, bears interest at 6.07% and matures in August 2009. Interest rates on short-term borrowings at March 31, 2006 ranged from 5.40% to 6.06%.

Note C – Excel Acquisition

On July 23, 2004, the Company acquired the business and certain assets of Excel Importing Corp., (“Excel”), a wholly-owned subsidiary of Mickelberry Communications Incorporated (“Mickelberry”). Excel marketed and distributed cutlery, tabletop, cookware and barware products under brand names, including Sabatier®, Farberware®, Retroneu®, Joseph Abboud Environments® and DBK™-Daniel Boulud Kitchen.

The purchase price, subject to post closing adjustments, was approximately $8.5 million, of which $7.0 million was paid in cash at the closing. The Company has not paid the balance of the purchase price of $1.5 million since it believes the total of certain estimated post closing inventory adjustments and certain indemnification claims are in excess of this amount. The Company has been unsuccessful in its attempts to obtain resolution of these matters with Excel and Mickelberry and commenced a lawsuit against these parties on June 8, 2005, claiming breach of contract, fraud and unjust enrichment. The lawsuit is on-going and as of March 31, 2006 settlement has not been reached nor has any been proposed. Due to the uncertainty regarding the ultimate outcome of the matter, the Company believes that the amount, if any, that the Company will ultimately be required to pay cannot be reasonably estimated at March 31, 2006. Accordingly, no amount has been included in the purchase price for this contingency. Upon final resolution of the matter, the Company will reflect any further amounts due as part of the purchase price and will re-allocate the purchase price to the net assets acquired.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note C – Excel Acquisition (continued)

The total purchase price has been determined as follows (in thousands):

Cash paid at closing	$7,000
Professional fees and other costs	83

Total purchase price	$7,083

The purchase price has been allocated by the Company as follows (in thousands):

Purchase Price Allocation
Assets acquired:
Accounts receivable	$483
Merchandise Inventories	4,769
Other assets	20
Intangibles	7,248
Liabilities assumed	(5,437)

Total assets acquired	$7,083

Note D – Pfaltzgraff Acquisition

On July 11, 2005, the Company acquired the business and certain assets of The Pfaltzgraff Co. (“Pfaltzgraff”). Pfaltzgraff designed ceramic dinnerware and tabletop accessories for the home and distributed these products through retail chains, company-operated outlet stores and through Internet and catalog operations

On a preliminary basis, the total purchase price has been determined as follows (in thousands):

Cash paid at closing	$32,500
Post closing working capital
adjustment	4,742
Professional fees and other costs	956

Total purchase price	$38,198

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note D – Pfaltzgraff Acquisition (continued)

On a preliminary basis, the purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Preliminary Purchase Price Allocation
Assets acquired:
Accounts receivable	$2,623
Merchandise Inventories	26,314
Other current assets	1,489
Property and equipment	3,328
Intangibles	6,879
Liabilities assumed	(2,435)

Total assets acquired	$38,198

Note E – Salton Acquisition

On September 19, 2005, the Company acquired certain components of the tabletop business and related assets of Salton, Inc. (“Salton”). The assets acquired include Salton’s Block® and Sasaki® brands, licenses to market Calvin Klein® and NapaStyle™ tabletop products and distribution rights for upscale crystal products under the Atlantis® brand. In addition, the Company entered into a new license with Salton to market tabletop products under the Stiffel® brand. The amount paid at closing was approximately $13.4 million.

On a preliminary basis the total purchase price has been determined as follows (in thousands):

Cash paid at closing	$13,442
Professional fees and other costs	514

Total purchase price	$13,956

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note E – Salton Acquisition (continued)

On a preliminary basis the purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Preliminary Purchase Price Allocation
Merchandise Inventories	$11,616
Other current assets	316
Property and equipment	70
Goodwill	1,954

Total assets acquired	$13,956

The purchase prices of the aforementioned acquisitions were funded by borrowings under the Company’s Credit Facility and the acquisitions were accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the results of operations of the acquisitions were included in the Company’s consolidated statements of income from the dates of acquisition.

Note F – Business Segments

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is comprised of the Company’s business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores, catalog and Internet operations. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and different methods used to sell, market and distribute products.

Management evaluates the performance of the wholesale and direct-to-consumer segments based on “Net Sales” and “Income (Loss) From Operations”. Such measures give recognition to specifically identifiable operating costs such as cost of sales, marketing, selling and distribution expenses and general and administrative expenses. Certain general and administrative expenses such as executive salaries and benefits, director fees and accounting, legal and consulting fees are not allocated to the specific segments and are reflected as unallocated corporate expenses. Assets in each segment consist of assets used in its operations, acquired intangible assets and goodwill. Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note F – Business Segments (continued)

	Three Months Ended March 31,
in thousands)	2006	2005
Net sales
Wholesale	$57,731	$39,636
Direct-to-Consumer	16,690	3,480

Total net sales	$74,421	$43,116

Income (loss) from operations
Wholesale	$6,277	$3,502
Direct-to-Consumer	(3,289)	(554)
Unallocated corporate expenses	(1,236)	(1,144)

Total income from operations	$1,752	$1,804

Depreciation and amortization
Wholesale	$1,250	$920
Direct-to-Consumer	300	136

Total depreciation and
amortization	$1,550	$1,056

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note G – Commitments

On May 2, 2006, effective as of January 1, 2006, Jeffrey Siegel entered into a new employment agreement with the Company that provides that the Company will employ him as its President and Chief Executive Officer for a five year term that commenced on January 1, 2006, and thereafter for additional consecutive one year periods unless terminated by either the Company or Mr. Siegel as provided in the agreement. The agreement provides for an annual salary of $900,000 with annual increments based on changes in the Consumer Price Index and for the payment each year of: (i) an annual cash performance bonus (the “3.5% IBIT Bonus”) of 3.5% of the annual increase of the Company’s income before income taxes (“IBIT”) over the Company’s IBIT for the immediately prior year, as determined by the Company’s independent auditors, using generally accepted accounting principles and reported in the company’s consolidated statements of income in its annual report excluding extraordinary items that appear on the audited financial statements as extraordinary items (in determining the 3.5% IBIT Bonus payable for the year ended December 31, 2006, results for the first quarter of each of 2005 and 2006 are to be disregarded), and (ii) an annual cash performance bonus (the “2.5% EIBIT Bonus”) of 2.5% of the Company’s annual income before income taxes (“EIBIT”). In addition, if Mr. Siegel is entitled to the 2.5% EIBIT Bonus, he shall also receive 2.5% of an amount equal to the sum of his base salary and the 2.5% EIBIT Bonus, all as determined by the Company’s independent auditors, using generally accepted accounting principles and reported in the Company’s consolidated statements of income in its annual report. EIBIT shall exclude extraordinary items that appear on the audited financial statements as extraordinary items. The total of salary and the 2.5% EIBIT Bonus in any year shall not exceed $1,800,000. In determining the 2.5% EIBIT Bonus payable for the year ended December 31, 2006, results for the first quarter of 2006 are to be disregarded.

On May 2, 2006, the Company also granted Mr. Siegel options to purchase 250,000 shares of the Company’s common stock (the “Stock”) pursuant to the Company’s 2000 Long-Term Incentive Plan. Of these options to purchase 250,000 shares of Stock, options to purchase 85,000 shares of Stock are subject to the approval by the stockholders of the Company of an amendment of the Company’s 2000 Long-Term Incentive Plan. The options are exercisable no more than five years from the date of grant. The options have an exercise price per share equal to the fair market value per share of the Stock on the date of grant ($29.96). One third of the options vest on December 31, 2006, and the balance vests quarterly in eight equal quarterly installments thereafter commencing on March 31, 2007.

Under Mr. Siegel’s previous employment agreement, Mr. Siegel was due a payment of $350,000 which, pursuant to his new employment agreement, is to be paid as follows: (i) $150,000 on July 1, 2006 plus simple interest at prime rate from January 1, 2006; (ii) $150,000 plus simple interest at prime rate from January 1, 2006, on January 1, 2007, and (iii) $50,000 plus simple interest at prime rate from January 1, 2006, on January 1, 2008. In addition, the Company paid Mr. Siegel $125,000 as a signing bonus upon execution of the agreement. The agreement also provides for other fringe benefits.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

Note G – Commitments (continued)

The agreement further provides that if Mr. Siegel is Involuntarily Terminated (as defined in the agreement) subsequent to the Company being merged or otherwise consolidated with any other organization and as a result control of the Company changes or substantially all of the Company’s assets are sold or any person or persons acquire 50% or more of the Company’s outstanding voting stock (a “Change in Controls”), and the Change in Control was not initiated, either directly or indirectly by Mr. Siegel, or, notwithstanding that it was initiated either directly or indirectly by Mr. Siegel, the closing price of the Company’s common stock on the date of the Change in Control is at least 20% greater than the closing price of the Company’s common stock on the effective date of the agreement, the Company would be obligated to pay to him or his estate a lump sum severance payment equal to 2.99 times the average of the annual compensation (“Average Annual Compensation”) which was payable to Mr. Siegel by the Company and includible in Mr. Siegel’s gross income for Federal income tax purposes for the most recent five (5) taxable years ending before the date on which the Change in Control occurs. The amount of Mr. Siegel’s Average Annual Compensation shall be determined in accordance with regulations promulgated under section 280G(d) of the Code. . The employment agreement also contains restrictive covenants preventing Mr. Siegel from competing with the Company during the term of his employment and for a period of five years thereafter.

Note H – Subsequent Event

On April 28, 2006 the Company completed the acquisition of the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer and manufacturer of a diverse portfolio of tabletop, home décor and picture frame products. Founded in 1986, Syratech owns many key brands in home fashion, including Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Melannco International® and Elements®. In addition, Syratech licenses the Cuisinart® brand for tabletop products and recently secured the license for Kenneth Cole Reaction Home®. Syratech’s products are broadly distributed through better department stores, specialty stores, big box retailers warehouse clubs, and catalogs. The total purchase price subject to working capital adjustments was approximately $49.5 million, payable $37.0 million in cash and $12.5 million in shares of the Company’s common stock. The Company funded the cash portion of the purchase price through its Credit Facility.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the unaudited condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of March 31, 2006 and the related unaudited condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ Ernst & Young LLP

Melville, New York
May 2, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion contains forward-looking statements relating to future events and the future performance of the Company based on the Company’s current expectations, assumptions, estimates and projections about it and the Company’s industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this report. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

The Company is a leading designer, developer and marketer of a broad range of nationally branded consumer products including Kitchenware, Tabletop, Cutlery and Cutting Boards, Bakeware and Pantryware and Spices. The Company markets its products under some of the most well-respected and widely-recognized brand names in the U.S. housewares industry including three of the four most recognized brands in the “Kitchen Tool, Cutlery and Gadgets” product category according to the Home Furnishing News Brand Survey for 2005. The Company sells and markets its products under the following brands and trademarks which are either owned or licensed: Atlantis, Baker’s Advantage®, Block®, Calvin Klein®, CasaMôda ™, Cuisinart®, Cuisine de France, Farberware®, Gemco®, Hershey®‘s, Hoan®, Hoffritz®, Joseph Abboud Environments®, Kamenstein®, KitchenAid®, Nautica®, Pfaltzgraff®, Retroneu®, Roshco®, Sabatier®, Sasaki®, Stiffel®, :USE® and Weir in Your Kitchen™. The Company uses the Farberware® brand name for kitchenware, cutlery and cutting boards and bakeware pursuant to a 200 year royalty-free license and the Company licenses the KitchenAid®, Cuisinart®, Farberware® (for flatware and dinnerware), Sabatier®, DBK™ Daniel Boulud Kitchen™ and Joseph Abboud Environments® trade names pursuant to licenses granted by owners of those brands. At March 31, 2006, the Company also operated 44 outlet stores under the Farberware® brand name and 43 outlet stores using the Pfaltzgraff® brand name. During the quarter ended March 31, 2006, the Company closed 26 Farberware stores and 21 Pfaltzgraff stores that coexisted within the same geographic area and to eliminate certain unprofitable stores. During the quarter ended March 31, 2006, the Company also opened 5 new Farberware stores. The Company markets several product lines within each of the Company’s product categories and under each of the Company’s brands primarily targeting moderate to premium price points, through every major level of trade. At the heart of the Company is a strong culture of innovation and new product development. The Company developed or redesigned over 700 products in 2005 and expects to develop or redesign approximately 1,400 products in 2006. The Company has been sourcing its products in Asia for over 40 years and currently sources its products from approximately 137 suppliers located primarily in China.

Over the last several years, the Company’s sales growth has come from: (i) expanding product offerings within the Company’s current categories, (ii) developing and acquiring new product categories and (iii) entering new channels of distribution, primarily in the United States. Key factors in the Company’s growth strategy have been and will continue to be, the selective use and management of the Company’s strong brands and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that currently consists of 55 professional designers, artists and engineers. This team creates new products, packaging and merchandising concepts. Utilizing the latest available design tools, technology and materials, the Company works closely with its suppliers to enable efficient and timely manufacturing of its products.

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is comprised of the Company’s business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores, catalog and Internet operations. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

Net sales for the quarter ended March 31, 2006 were $74.4 million, an increase of 72.6% over net sales of $43.1 million for the 2005 quarter. Net sales for the Company’s wholesale segment increased $18.1 million to $57.7 million compared to net sales of $39.6 million for the 2005 quarter. The 2006 period sales include net sales for the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005. These two businesses have been integrated with the Company’s Excel tabletop business. Excluding sales for Pfaltzgraff and Salton, wholesales sales were $52.3 million or 32.1% higher in the 2006 period. This sales increase was primarily attributable to significant sales growth in KitchenAid® and Farberware® branded kitchen tools and gadgets and Cusinart®, Farberware® and KitchenAid® branded cutlery, along with strong sales growth in Roshco® bakeware. Net sales for the direct-to-consumer segment for the quarter ended March 31, 2006 increased $13.2 million to $16.7 million compared to net sales of $3.5 million for the 2005 quarter. The increase was due to the acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations.

The Company’s gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix. In first quarter of 2006, the Company’s gross profit margin increased slightly for both its wholesale and direct-to-consumer segments.

Seasonality

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2005, 2004 and 2003, net sales for the third and fourth quarters accounted for 71%, 63% and 66% of total annual net sales, respectively. Moreover, operating profits earned in the third and fourth quarters accounted for 83%, 92% and 97% of total annual operating profits, respectively. Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season.

The acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations will significantly increase the portion of the Company’s sales and operating profits that are generated during the second half of the year and will result in the Company reporting lower earnings in the first and second quarters of 2006, as compared to the first and second quarters of 2005. The lower earnings is due to the fact that sales in the direct-to-consumer segment are heavily weighted to the latter part of the year, while the operating expenses are largely fixed throughout the year. In addition, sales of the Syratech business that the Company acquired in April 2006, see “Recent Development”, are also heavily weighted toward the second half of the year and will increase the negative impact on quarterly earnings comparisons for the first half of the year. As a result it is likely the Company will report a loss in the second quarter of 2006.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserve for sales returns and allowances returns, inventory mark-down provisions, impairment of tangible and intangible assets including goodwill and share-based compensation. Actual results may differ from these estimates using different assumptions and under different conditions. The Company’s significant accounting policies are more fully described in the Company’s 2005 Annual Report on Form 10-K. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

The Company is required to estimate the collectibility of its accounts receivable and establish allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the credit-worthiness of each customer. The Company also maintains an allowance for sales returns. To evaluate the adequacy of the sales returns allowance the Company analyzes historical trends and current information. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company’s estimate of returns is determined to be inadequate, additional allowances may be required.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. In the Company’s most recent assessment of impairment of goodwill, the Company made estimates of fair value using several approaches. In the Company’s ongoing assessment of impairment of goodwill and other intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of March 31, 2006, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that a long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon such review, no impairment to the carrying value of any long-lived asset has been identified at March 31, 2006.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payment”. SFAS 123(R) requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) also requires that excess tax benefits associated with share-based payments be classified as a financing activity in the statement of cash flows, rather than as operating cash flows as required by previous accounting standards. The Company adopted SFAS 123(R) using the modified-prospective transition method. Accordingly, the Company has not restated prior period amounts.

In 2005, the Company accelerated the vesting of all unvested outstanding employee stock options in order to reduce the non-cash compensation expense that otherwise would have been required to be recorded under SFAS 123(R). In addition, during the three months ended March 31, 2006 the Company did not issue or modify any options or issue any other form of share-based compensation. Accordingly, the Company has not recognized any share-based employee compensation cost during the three months ended March 31, 2006. The Company will recognize compensation expense in accordance with SFAS 123(R) when new awards are granted.

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	55.8	57.7
Distribution expenses	14.2	14.2
Selling, general and administrative expenses	27.6	23.9

Income from operations	2.4	4.2
Interest expense	0.5	0.5

Income before income taxes	1.9	3.7
Income taxes	0.7	1.4

Net income	1.2%	2.3%

Three Months Ended March 31, 2006 as
Compared to Three Months Ended March 31, 2005

Net Sales

Net sales for the quarter ended March 31, 2006 were $74.4 million, an increase of 72.6% over net sales of $43.1 million for the 2005 quarter.

Net sales for the Company’s wholesale segment increased $18.1 million to $57.7 million compared to net sales of $39.6 million for the 2005 quarter. The 2006 period sales include net sales for the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005. These two businesses have been integrated with the Company’s Excel tabletop business. Excluding sales for Pfaltzgraff and Salton, wholesales sales were $52.3 million or 32.1% higher in the 2006 period. This sales increase was primarily attributable to significant sales growth in KitchenAid® and Farberware® branded kitchen tools and gadgets and Cusinart®, Farberware® and KitchenAid® branded cutlery, along with strong sales growth in Roshco® bakeware.

Net sales for the direct-to-consumer segment for the quarter ended March 31, 2006 increased $13.2 million to $16.7 million compared to net sales of $3.5 million for the 2005 quarter. The increase was due to the acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations.

Cost of Sales

Cost of sales for the quarter ended March 31, 2006 were $41.5 million, an increase of $16.6 million, or 66.7%, over the 2005 quarter. Cost of sales as a percentage of net sales decreased to 55.8% in the quarter ended March 31, 2006 from 57.7% in the 2005 quarter. The decrease was attributable to a higher proportion of sales in the quarter ended March 31, 2006 coming from the direct-to-consumer segment where gross profit margins are higher than the wholesale segment.

Cost of sales as a percentage of net sales in the wholesale segment improved to 57.8% for the quarter ended March 31, 2006 compared to 58.5% for the 2005 quarter. The improvement in gross profit margin was primarily attributable to product mix.

Cost of sales as a percentage of net sales in the direct-to-consumer segment remained relatively consistent at 48.7% for the quarter ended March 31, 2006 compared to 48.8% for the 2005 quarter.

Distribution Expenses

Distribution expenses for the quarter ended March 31, 2006 were $10.6 million, an increase of $4.5 million, or 73.2%, over the 2005 quarter. Distribution expenses as a percentage of net sales were consistent between periods at 14.2% for the quarter ended March 31, 2006 compared to 14.2% for the 2005 quarter.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 14.1% in the 2006 quarter compared to 15.3% in 2005. This improvement was due principally to the benefit of labor savings and efficiencies generated by the Company’s largest distribution center in Robbinsville, New Jersey.

The distribution expenses for operating the Pfaltzgraff Direct-to-Consumer business was approximately $2.5 million for the 2006 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2006 were $20.6 million, an increase of $10.3 million, or 99.8%, over the 2005 quarter.

Selling, general and administrative expenses in the Company’s Wholesale segment increased by $3.1 million in the first quarter of 2006 and as a percentage of net sales was slightly lower at 17.2% in the 2006 quarter compared to 17.4% in the 2005 quarter. The $3.1 million increase in expenses reflects the building of the Company’s internal infrastructure to support future growth, in particular in the tabletop category which includes Pfaltzgraff and Salton, and the higher selling costs associated with increased sales volume.

Selling, general and administrative expenses in the Company’s Direct-to-Consumer segment increased by $7.2 million in the 2006 quarter and as a percentage of net sales was significantly lower at 56.3% in the first quarter of 2006 compared to 65.4% in the 2005 period. The percentage improvement in the 2006 quarter reflects the benefit of having a larger Direct-to-Consumer business that includes outlet stores, catalog and Internet operations managed by one centralized organization, that in large part came with the Pfaltzgraff acquisition.

Income From Operations

Income from operations for both the quarter ended March 31, 2006 and the 2005 quarter was $1.8 million.

The Company measures operating income by segment excluding certain unallocated corporate expenses. Unallocated corporate expenses for the three months ended March 31, 2006 and 2005 were $1.2 million and $1.1 million, respectively.

Income from operations for the wholesale segment for the quarter ended March 31, 2006 was $6.3 million, a 79.2% increase over the $3.5 million in operating income for the 2005 quarter. As a percentage of net sales, income from operations increased to 10.9% for the quarter ended March 31, 2006 compared to 8.8% for the 2005 quarter.

The direct-to-consumer segment incurred an operating loss of $3.3 million for the quarter ended March 31, 2006, compared to a loss of $0.6 million in the 2005 quarter, primarily the result of increased sales volume from the Pfaltzgraff direct-to-consumer businesses. These losses are consistent with the seasonality aspects of the direct-to-consumer business where revenue is heavily weighted to the second half of the year.

Interest Expense

Interest expense for the quarter ended March 31, 2006 was $0.3 million compared with $0.2 million for the 2005 quarter. The increase in interest expense is due to an increase in interest rates.

Tax Provision

Income tax expense in the quarter ended March 31, 2006 was $0.6 million, compared to $0.6 million in the 2005 quarter. The Company’s marginal income tax rate was consistent between periods at 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility. Its primary uses of funds consist of capital expenditures, acquisitions, funding for working capital increases, payments of principal and interest on its debt and payment of cash dividends.

The Company has a $100 million secured credit facility (the “Credit Facility”) that expires in July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. At March 31, 2006, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio.

As of March 31, 2006, the Company had $0.4 million of letters of credit and $14.5 million of short-term borrowings and a $5.0 million term loan outstanding under its Credit Facility, and as a result, the availability under the Credit Facility at March 31, 2006 was $80.1 million. The $5.0 million long-term loan is non-amortizing, bears interest at 6.07% and matures in August 2009. Interest rates on short-term borrowings at March 31, 2006 ranged from 5.40% to 6.06%.

At March 31, 2006 the Company had cash and cash equivalents of $0.1 million compared to $0.8 million at December 31, 2005.

In March 2006, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 5, 2006, to be paid on May 19, 2006.

The Company believes that its cash and cash equivalents, internally generated funds and its existing credit arrangements will be sufficient to finance its operations for at least the next twelve months.

Capital expenditures were $1.1 million in 2006 quarter and $1.0 million in the 2005 quarter. The Company’s planned capital expenditures for the entire 2006 fiscal year are estimated at $6.0 million, and include planned capital expenditures for the expansion of the Company’s Robbinsville facility. These expenditures are expected to be funded from current operations, cash and cash equivalents and, if necessary, borrowings under the Company’s Credit Facility.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates all of its purchase orders with its foreign manufacturers in United States dollars. Thus, the cost of the Company’s purchase orders is generally not subject to change after the time the order is placed. However, the weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United States dollar prices for products. The Company believes it would be able to compensate for any such price increase.

Recent Development

On April 28, 2006 the Company completed the acquisition of the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer and manufacturer of a diverse portfolio of tabletop, home décor and picture frame products. Founded in 1986, Syratech owns many key brands in home fashion, including Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Melannco International® and Elements®. In addition, Syratech licenses the Cuisinart® brand for tabletop products and recently secured the license for Kenneth Cole Reaction Home®. Syratech’s products are broadly distributed through better department stores, specialty stores, big box retailers warehouse clubs, and catalogs. The total purchase price subject to working capital adjustments was approximately $49.5 million, payable $37.0 million in cash and $12.5 million in shares of the Company’s common stock. The Company funded the cash portion of the purchase price through its Credit Facility.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.‘s (the “Company’s”) plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2005 Annual Report on Form 10-K, included under the heading “Risk Factors.” As described in the Company’s Annual Report on Form 10-K, such risks, uncertainties and other important factors include, among others:

•	the Company’s relationship with key customers;

•	the Company’s relationship with key licensors;

•	the Company’s dependence on foreign sources of supply and foreign manufacturing;

•	the level of competition in the Company's industry;

•	changes in demand for the Company's products and the success of new products;

•	changes in general economic and business conditions which could affect customer payment practices or consumer spending;

•	industry trends;

•	increases in costs relating to manufacturing and transportation of products;

•	the seasonal nature of the Company’s business;

•	departure of key personnel;

•	the timing of orders received from customers;

•	fluctuations in costs of raw materials;

•	encroachments on the Company’s intellectual property;

•	product liability claims or product recalls;

•	the increased size of the Company’s direct-to-consumer retail business; and

•	future acquisitions and integration of acquired businesses.

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There were no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three-month period ended March 31, 2006.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2006, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors during the most recently completed fiscal quarter that materially affected, or are likely to materially affect internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 6. Exhibits

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

Lifetime Brands, Inc.
/s/ Jeffrey Siegel	May 9, 2006
Jeffrey Siegel Chief Executive Officer and President (Principal Executive Officer)
/s/ Robert McNally	May 9, 2006
Robert McNally Vice President - Finance and Treasurer (Principal Financial and Accounting Officer)