Form 10-Q
period 2006-06-30
LIFETIME BRANDS, INC
filed 2006-08-09
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2006 was 13,469,000.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168	$786
Accounts receivable, less allowances of $5,465 in 2006 and $7,913 in 2005	37,421	49,158
Inventories	137,081	91,953
Prepaid expenses	5,586	2,668
Deferred income taxes	5,787	7,703
Other current assets	4,300	3,482

TOTAL CURRENT ASSETS	190,343	155,750
PROPERTY AND EQUIPMENT, net	33,789	23,989
GOODWILL	40,877	16,200
OTHER INTANGIBLES, net	20,429	24,064
OTHER ASSETS	5,588	2,645

TOTAL ASSETS	$291,026	$222,648

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$7,700	$14,500
Accounts payable	12,851	17,397
Accrued expenses	28,476	28,694
Income taxes payable	--	9,316

TOTAL CURRENT LIABILITIES	49,027	69,907
DEFERRED RENT AND OTHER LONG-TERM LIABILITIES	4,882	2,287
DEFERRED INCOME TAX LIABILITIES	5,331	4,967
LONG-TERM DEBT	5,000	5,000
CONVERTIBLE NOTES	75,000	--
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares authorized: 25,000,000; shares issued and
outstanding: 13,469,000 in 2006 and 12,921,795 in 2005	134	129
Paid-in capital	115,841	101,468
Retained earnings	35,811	38,890

TOTAL STOCKHOLDERS' EQUITY	151,786	140,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$291,026	$222,648

See  accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$84,051	$46,154	$158,472	$89,272
Cost of sales	47,836	26,959	89,343	51,859
Distribution expenses	11,257	5,807	21,849	11,923
Selling, general and administrative expenses	26,549	10,940	47,119	21,239

Income (loss) from operations	(1,591)	2,448	161	4,251
Interest expense	827	291	1,133	490
Other (income) expense, net	32	(13)	31	(26)

Income (loss) before income taxes	(2,450)	2,170	(1,003)	3,787

Tax provision (benefit)	(943)	825	(392)	1,439

NET INCOME (LOSS)	$(1,507)	$1,345	$(611)	$2,348

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.11)	$0.12	$(0.05)	$0.21

WEIGHTED AVERAGE SHARES - BASIC	13,324	11,062	13,137	11,057

WEIGHTED AVERAGE SHARES AND COMMON SHARE EQUIVALENTS - DILUTED	13,324	11,288	13,137	11,277

See  accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(611)	$2,348
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,522	2,159
Deferred income taxes	2,280	(92)
Deferred rent	92	(76)
Provision for losses on accounts receivable	--	111
Reserve for sales returns and allowances	5,952	3,767
Director stock grant	50	--
Stock compensation expense	330	--
Changes in operating assets and liabilities (excluding the effects of the acquisition of Syratech):
Accounts receivable	22,483	5,768
Merchandise inventories	(19,494)	(8,583)
Prepaid expenses, other current assets
and other assets	(5,988)	(1,005)
Accounts payable, trade acceptances, accrued expenses and other liabilities	(19,421)	(1,856)
Income tax payable	(9,001)	(1,773)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(19,806)	768

INVESTING ACTIVITIES
Purchase of property and equipment	(3,928)	(2,966)
Purchase of Syratech, net of cash acquired of $509	(43,742)	--

NET CASH USED IN INVESTING ACTIVITIES	(47,670)	(2,966)

FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	(3,988)	1,900
Proceeds from exercise of stock options	107	195
Proceeds from issuance of convertible notes	72,188	--
Excess tax benefits from stock compensation	387	--
Payment of capital lease obligations	(188)	(154)
Cash dividends paid	(1,648)	(1,379)

NET CASH PROVIDED BY FINANCING ACTIVITIES	66,858	562

DECREASE IN CASH AND CASH EQUIVALENTS	(618)	(1,636)
Cash and cash equivalents at beginning of period	786	1,741

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$168	$105

See  accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note A — Basis of Presentation and Summary Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenue Recognition

The Company sells products wholesale to retailers and distributors and retail direct to the consumer through Company-operated outlet stores, catalog and Internet operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales. Included in net sales for the three and six months ended June 30, 2006 is shipping and handling fee income generated from the Company’s catalog and Internet business of $0.8 million and $1.8 million, respectively. The Company did not recognize any shipping and handling fee income for the three and six months ended June 30, 2005.

Distribution Expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out. Freight-out costs included in distribution expenses amounted to $2.0 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively and $3.9 million and $2.1 million for the six months ended June 30, 2006 and 2005.

Earnings (Loss) Per Share

Basic earnings (loss) per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share adjusts basic earnings per share for the effects of all dilutive potential shares outstanding, only in the periods in which the effects are dilutive. The computation of weighted average dilutive shares outstanding for the three and six months ended June 30, 2006 excludes options to purchase 1,434,100 shares of common stock and 2,678,571 shares issuable upon the conversion of the Company’s 4.75% Convertible Notes. These shares were excluded due to their antidilutive effect as a result of the Company’s loss during these periods. The weighted average number of shares used in calculating diluted earnings per share for the three and six months ended June 30, 2005 includes the dilutive effect of stock options of 226,000 and 220,000 shares, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note A — Basis of Presentation and Summary Accounting Policies (continued)

New accounting pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.

Note B – Stock Compensation

In June 2000, the stockholders of the Company approved the 2000 Long-Term Incentive Plan (the “Plan”), whereby up to 1,750,000 shares of common stock could be granted in the form of stock options or other equity-based awards to directors, officers, employees, consultants and service providers to the Company and its affiliates. In June 2006, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of the Company’s common stock available for grant under the Plan by 750,000 shares to 2,500,000 shares, and re-approved the performance criteria which may be utilized in establishing specific targets to be attained as a condition to the vesting of one or more stock-based awards under the Plan so as to qualify the compensation attributable to those awards as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options as defined in Section 422 of the Internal Revenue Code, stock-based awards that do not conform to the requirements of Section 422 of the Code, and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of the grant and vest over a range of up to five years from the date of grant. As of June 30, 2006, 668,180 shares were available for grant under the Plan. All options granted through June 30, 2006 under the Plan have exercise prices equal to the market value of the Company’s stock on the date of grant.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2006 is as follows:

	Options	Weighted-Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2005	875,157	$ 14.51
Grants	695,500	29.96
Exercises	(136,557)	6.85
Canceled	--

Options outstanding June 30, 2006	1,434,100	22.73	6.70	$ 5,142,220

Options exercisable June 30, 2006	738,600	15.93	5.43	$ 5,142,220

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note B – Stock Compensation (continued)

The aggregate intrinsic values in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The intrinsic value is calculated as the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options.

The total intrinsic value of options exercised for the six months ended June 30, 2006 was $2.5 million. The intrinsic value of options exercised is calculated as the difference between the market value of the Company’s Common Stock at the date of exercise and the exercise price of the option.

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

During the six months ended June 30, 2006, the Company recorded, as a component of selling general and administrative expenses, an expense of $330,000 for stock options granted during the period. The following illustrates the impact of expensing stock options on the Company’s income from operations, net loss and earnings per share for the six months ended June 30, 2006:

(in thousands, except per share data)	Six months ended June 30, 2006
Decrease in income from operations	$ (330)
Increase in net loss	263
Increase in basic and diluted loss per share	0.02

Total unrecognized compensation cost related to unvested stock options at June 30, 2006 before the effect of income taxes was $6.7 million and is expected to be recognized over a weighted average period of 4.01 years.

The Company values its options using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The weighted average fair value of options granted during the six months ended June 30, 2006 was $12.11 per share.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note B – Stock Compensation (continued)

The fair value for these options was estimated at the date of grant using the following weighted-average assumptions:

Volatility	40.6%	(1)
Expected term (years)	5.17	(2)
Risk-free interest rate	5.02%	(3)
Expected dividend yield	0.834%	(4)

(1)	Volatility is measured using historical volatility.

(2)	The expected term represents the period of time for which the options granted are expected to be outstanding.

(3)	The risk-free interest rate is based on United States treasury yields in effect at the time of grant corresponding to the expected term of the options.

(4)	The expected dividend yield is based on the expected annual dividends and the market value of the Company’s Common Stock on the grant date.

Prior to the adoption of SFAS 123(R) the Company accounted for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, for the periods prior to the adoption of SFAS 123(R), no stock-based employee compensation cost was reflected in net income as all options granted under the plan had exercise prices equal to the market values of the underlying common stock on the dates of grant. Pro-forma information regarding the impact of stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123(R).

The following table illustrates what would have been the effect on net income and net income per share if the Company had accounted for its employee stock options using the fair value method during the three and six months ended June 30, 2005:

	Three months Ended June 30, 2005	Six Months Ended June 30, 2005
(in thousands, except per share data)
Net income as reported	$ 1,345	$ 2,348
Deduct: Total stock option employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(34)	(68)

Pro forma net income	$ 1,311	$ 2,280

Income per common share:
Basic and diluted - as reported	$ 0.12	$ 0.21

Basic and diluted - pro forma	$ 0.12	$ 0.20

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note C– Credit Facility

The Company has a $100 million secured credit facility (the “Credit Facility”) that expires in July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. At June 30, 2006, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on the leverage ratio.

As of June 30, 2006, the Company had $3.9 million of letters of credit and $7.7 million of short-term borrowings and a $5.0 million term loan outstanding under its Credit Facility, and as a result, the availability under the Credit Facility at June 30, 2006 was $83.4 million. The $5.0 million long-term loan is non-amortizing, bears interest at 6.07% and matures in August 2009. Interest rates on short-term borrowings at June 30, 2006 ranged from 5.40% to 6.38%.

Note D – Convertible Debt

In June 2006, the Company issued $75 million aggregate principal amount of 4.75% Convertible Senior Notes due 2011 (the “Notes”). The Company used the proceeds from the Notes to repay outstanding borrowings under the Company’s Credit Facility. The Notes are convertible into shares of the Company’s Common Stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15 and July 15 of each year and are unsubordinated except with respect to the Company’s debt to the extent secured by the Company’s assets. The Notes mature on July 15, 2011.

The Notes are convertible at the option of the holder anytime prior to the close of business on the business day prior to the maturity date. Upon conversion, the Company may elect to deliver either shares of the Company’s Common Stock, cash or a combination of cash and shares of the Company’s Common Stock in satisfaction of the Company’s obligations upon conversion of the Notes. At any time prior to the 26th trading day preceding the maturity date, the Company may irrevocably elect to satisfy in cash the Company’s conversion obligation with respect to the principal amount of the Notes to be converted after the date of such election, with any remaining amount to be satisfied in shares of the Company’s Common Stock. The election would be in the Company’s sole discretion without the consent of the holders of the Notes.

As part of the sale of the Notes, the Company incurred $2.8 million in underwriter discounts and other offering expenses that are recorded under the caption “Other Assets” in the condensed consolidated balance sheet as of June 30, 2006. The offering costs are being amortized to interest expense over the term of the Notes.

Note E — Cash Dividends

In December 2005, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on February 7, 2006, paid on February 20, 2006. In March 2006, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 5, 2006, paid on May 19, 2006. In July 2006, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on August 4, 2006, payable on August 18, 2006.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note F– Recent Acquisitions

Excel

On July 23, 2004, the Company acquired the business and certain assets of Excel Importing Corp., (“Excel”), a wholly-owned subsidiary of Mickelberry Communications Incorporated (“Mickelberry”). Excel marketed and distributed cutlery, tabletop, cookware and barware products under brand names, including Sabatier®, Farberware®, Retroneu®, Joseph Abboud Environments® and DBK™-Daniel Boulud Kitchen.

The purchase price, subject to post closing adjustments, was approximately $8.5 million, of which $7.0 million was paid in cash at the closing. The Company has not paid the balance of the purchase price of $1.5 million since it believes the total of certain estimated post closing inventory adjustments and certain indemnification claims are in excess of this amount. The Company has been unsuccessful in its attempts to obtain resolution of these matters with Excel and Mickelberry and commenced a lawsuit against these parties on June 8, 2005, claiming breach of contract, fraud and unjust enrichment. The lawsuit is ongoing and as of June 30, 2006 settlement has not been reached nor has any been proposed.

Due to the uncertainty regarding the ultimate outcome of the matter, the Company believes that the amount, if any, that the Company will ultimately be required to pay cannot be reasonably estimated at June 30, 2006. Accordingly, no amount has been included in the purchase price for this contingency. Upon final resolution of the matter, the Company will reflect any further amounts due as part of the purchase price and will re-allocate the purchase price to the net assets acquired.

The purchase price has been determined as follows (in thousands):

Cash paid at closing	$ 7,000
Professional fees and other costs	83

Total purchase price	$ 7,083

The purchase price has been allocated by the Company as follows (in thousands):

Purchase Price Allocation
Assets acquired:
Accounts receivable	$ 483
Merchandise inventories	4,769
Other assets	20
Intangibles	7,248
Liabilities assumed	(5,437)

Total assets acquired	$ 7,083

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note F– Recent Acquisitions (continued)

Pfaltzgraff

On July 11, 2005, the Company acquired the business and certain assets of The Pfaltzgraff Co. (“Pfaltzgraff”). Pfaltzgraff designed ceramic dinnerware and tabletop accessories for the home and distributed these products through retail chains, company-operated outlet stores and through Internet and catalog operations.

The purchase price has been determined as follows (in thousands):

Cash paid at closing	$ 32,500
Post closing working capital adjustment	4,742
Professional fees and other costs	1,061

Total purchase price	$ 38,303

On a preliminary basis the purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Purchase Price Allocation
Assets acquired:
Accounts receivable	$ 2,623
Merchandise inventories	26,314
Other current assets	1,489
Property and equipment	3,394
Intangibles	6,898
Liabilities assumed	(2,415)

Total assets acquired	$ 38,303

Salton

On September 19, 2005, the Company acquired certain components of the tabletop business and related assets of Salton, Inc. (“Salton”). The assets acquired include Salton’s Block® and Sasaki® brands, a license to market Calvin Klein® tabletop products and distribution rights for upscale glassware products under the Atlantis brand. In addition, the Company entered into a new license with Salton to market tabletop products under the Stiffel® brand. The amount paid at closing was approximately $13.4 million.

The purchase price has been determined as follows (in thousands):

Cash paid at closing	$ 13,442
Professional fees and other costs	514

Total purchase price	$ 13,956

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note F– Recent Acquisitions (continued)

Salton (continued)

On a preliminary basis the purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Purchase Price Allocation
Merchandise inventories	$ 8,227
Other current assets	316
Property and equipment	70
Intangibles	5,343

Total assets acquired	$ 13,956

Syratech

On April 27, 2006, the Company completed the acquisition of the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. Syratech owned many brands in home fashion, including Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Melannco International® and Elements®. In addition, Syratech licensed the Cuisinart® and Kenneth Cole Reaction Home® brands for tabletop products. Syratech’s products are broadly distributed through better department stores, specialty stores, big box retailers, warehouse clubs, and catalogs. At closing, the Company paid $42.1 million in cash and issued 439,676 shares of the Company’s Common Stock, valued at $12.5 million. The number of shares issued was calculated in accordance with the asset purchase agreement using a formula based on a weighted average of the closing prices of the Company’s Common Stock during the five trading days preceding the third trading day prior to the closing date of the transaction. The purchase price is subject to change, which may be material, based on the finalization of post closing working capital adjustments.

On a preliminary basis the purchase price has been determined as follows (in thousands):

Cash paid at closing	$ 42,141
Common stock issued	12,500
Professional fees and other costs	1,319

Total purchase price	$ 55,960

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note F– Recent Acquisitions (continued)

Syratech (continued)

On a preliminary basis the purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Purchase Price Allocation
Assets acquired:
Cash	$ 509
Accounts receivable	16,698
Inventories	29,025
Prepaid and other current assets	566
Property and equipment	8,987
Other assets	126
Intangibles	17,909
Liabilities assumed	(17,860)

Total assets acquired	$ 55,960

The following unaudited pro forma financial information is presented for illustrative purposes only and presents the operating results for the Company for the three and six months ended June 30, 2006 and 2005, as though the acquisition of Syratech occurred at the beginning of the respective periods.

The unaudited pro forma financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated on the dates indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma condensed combined financial information does not reflect any synergies that may be achieved from the combination of the entities. The unaudited pro forma financial information reflects adjustments for additional interest expense on acquisition-related borrowings and the income tax effect on the pro forma adjustments. The pro forma adjustments are based on preliminary purchase price allocations. Differences between the preliminary and final purchase price allocations could have a significant impact on the unaudited pro forma financial information presented.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note F– Recent Acquisitions (continued)

Syratech (continued)

On February 16, 2005, Syratech filed a voluntary Chapter 11 petition with the United States Bankruptcy Court for the District of Massachusetts, Eastern Division. Syratech subsequently emerged from bankruptcy on June 3, 2005. Upon emergence from bankruptcy, Syratech adopted the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“Fresh Start Accounting”). The adoption of Fresh Start Accounting by Syratech resulted in: i) a significant gain from the adjustment of the carrying value of its assets and liabilities to fair value and, ii) a significant gain from the extinguishment of its debt. In addition, during the bankruptcy period Syratech incurred significant costs as a result of their reorganization activities. Such amounts are included within the historical statement of operations of Syratech for the three and six months ended June 30, 2005 and the pro forma financial information has not been adjusted for these amounts.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
(In thousands, except per share amounts) Sales	$ 93,054	$ 66,384	$ 194,855	$135,746
Net income (loss)	(8,405)	108,693	(13,220)	99,887
Diluted earnings (loss) per share	(0.63)	9.63	(1.01)	8.86

The cash portion of the purchase prices of the aforementioned acquisitions were funded by borrowings under the Company’s Credit Facility and the acquisitions were accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the results of operations of the acquisitions have been included in the Company’s consolidated statements of income from the dates of acquisition.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note G – Business Segments

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

Management evaluates the performance of the wholesale and direct-to-consumer segments based on “Net Sales” and “Income (Loss) From Operations”. Such measures give recognition to specifically identifiable operating costs such as cost of sales, marketing, selling and distribution expenses and general and administrative expenses. Certain general and administrative expenses such as executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees are not allocated to the specific segments and are reflected as unallocated corporate expenses. Assets in each segment consist of assets used in its operations, acquired intangible assets and goodwill. Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands) Net sales
Wholesale	$68,732	$42,480	$126,463	$82,117
Direct-to-Consumer	15,319	3,674	32,009	7,155

Total net sales	$84,051	$46,154	$158,472	$89,272

Income (loss) from operations
Wholesale	$3,218	$4,676	$9,495	$8,177
Direct-to-Consumer	(2,762)	(457)	(6,051)	(1,011)
Unallocated corporate expenses	(2,047)	(1,771)	(3,283)	(2,915)

Total income (loss) from operations	$(1,591)	$2,448	$161	$4,251

Depreciation and amortization
Wholesale	$1,709	$942	$2,959	$1,862
Direct-to-Consumer	263	161	563	297

Total depreciation and amortization	$1,972	$1,103	$3,522	$2,159

	June 30,
	2006	2005
(in thousands) Assets
Wholesale	$270,992	$144,009
Direct-to-Consumer	17,727	8,011
Unallocated/Corporate/Other	5,954	4,810

Total Assets	$294,673	$156,830

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note H – Employee Benefit Plan

With the acquisition of the business and certain assets of Syratech, the Company assumed the pension liability related to agreements that provide for retirement benefit payments with two former executives and one former executive of Syratech who is currently an executive officer of the Company. At June 30, 2006, the total pension liability related to these agreements is $2.8 million and is included in “accrued expenses” and “deferred rent and other long-term liabilities” in the accompanying condensed consolidated balance sheet. The Company paid $37,000 in benefits during the three and six months ended June 30, 2006, and expects to pay $145,000 in benefits under the plan for the year ending December 31, 2006.

Note I – Commitments

Jeffrey Siegel employment agreement

On May 2, 2006, effective as of January 1, 2006, Jeffrey Siegel entered into a new employment agreement with the Company (the “Agreement”) that provides that the Company will employ him as its President and Chief Executive Officer for a five year term that commenced on January 1, 2006, and thereafter for additional consecutive one year periods unless terminated by either the Company or Mr. Siegel as provided in the Agreement. The Agreement provides for an annual salary of $900,000 with annual increments based on changes in the Consumer Price Index and for the payment each year of: (i) an annual cash performance bonus (the “3.5% IBIT Bonus”) of 3.5% of the annual increase of the Company’s income before income taxes (“IBIT”) over the Company’s IBIT for the immediately prior year using generally accepted accounting principles and reported in the Company’s consolidated statements of income in its annual report, excluding extraordinary items that appear on the audited financial statements as extraordinary items (in determining the 3.5% IBIT Bonus payable for the year ended December 31, 2006, results for the first quarter of each of 2005 and 2006 are to be disregarded), and (ii) an annual cash performance bonus (the “2.5% EIBIT Bonus”) of 2.5% of the Company’s annual income before income taxes (“EIBIT”).

In addition, if Mr. Siegel is entitled to the 2.5% EIBIT Bonus, he shall also receive 2.5% of an amount equal to the sum of his base salary and the 2.5% EIBIT Bonus using generally accepted accounting principles and reported in the Company’s consolidated statements of income in its annual report. EIBIT shall exclude extraordinary items that appear on the audited financial statements as extraordinary items.

The total of salary and the 2.5% EIBIT Bonus in any year shall not exceed $1.8 million. In determining the 2.5% EIBIT Bonus payable for the year ended December 31, 2006, results for the first quarter of 2006 are to be disregarded.

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note I – Commitments (continued)

Jeffrey Siegel employment agreement(continued)

Under Mr. Siegel’s previous employment agreement, Mr. Siegel was due a payment of $350,000 which, pursuant to the Agreement, is to be paid as follows: (i) $150,000 on July 1, 2006, plus simple interest at prime rate from January 1, 2006; (ii) $150,000 on January 1, 2007, plus simple interest at prime rate from January 1, 2006, and (iii) $50,000 on January 1, 2008, plus simple interest at prime rate from January 1, 2006. In addition, the Company paid Mr. Siegel a $125,000 signing bonus upon execution of the Agreement. The Agreement also provides for other fringe benefits.

The Agreement further provides that if Mr. Siegel is Involuntarily Terminated (as defined in the Agreement) subsequent to the Company being merged or otherwise consolidated with any other organization and as a result control of the Company changes or substantially all of the Company’s assets are sold or any person or persons acquire 50% or more of the Company’s outstanding voting stock (a “Change in Control”), and the Change in Control was not initiated, either directly or indirectly by Mr. Siegel, or, notwithstanding that it was initiated either directly or indirectly by Mr. Siegel, the closing price of the Company’s common stock on the date of the Change in Control is at least 20% greater than the closing price of the Company’s common stock on the effective date of the Agreement, the Company would be obligated to pay to him or his estate a lump sum severance payment equal to 2.99 times the average of the annual compensation (“Average Annual Compensation”) which was payable to Mr. Siegel by the Company and includible in Mr. Siegel’s gross income for Federal income tax purposes for the most recent five (5) taxable years ending before the date on which the Change in Control occurs. The amount of Mr. Siegel’s Average Annual Compensation shall be determined in accordance with regulations promulgated under section 280G(d) of the Code. The Agreement also contains restrictive covenants preventing Mr. Siegel from competing with the Company during the term of his employment and for a period of five years thereafter.

Alan Kanter employment agreement

On May 2, 2006, the Board of Directors of the Company appointed Alan Kanter as an Executive Vice President of the Company. Mr. Kanter was formerly the Chief Executive Officer of Syratech. Effective April 27, 2006, the closing date of the acquisition of the business and certain assets of Syratech, Mr. Kanter was employed by the Company as the Group President for the Flatware, Home Décor and Frame divisions of the Company pursuant to an employment agreement dated April 18, 2006 entered into between the Company and Mr. Kanter (the “Agreement”). The term of Mr. Kanter’s employment commenced on April 27, 2006, and is for a period of three years and shall continue thereafter for consecutive periods of one year unless otherwise terminated pursuant to the Agreement. Pursuant to the Agreement, the Company will pay Mr. Kanter a base salary of $420,000 per annum and following the completion of the Company’s fiscal years ending December 31, 2006, December 31, 2007 and December 31, 2008, Mr. Kanter shall be eligible to receive a year-end bonus determined based on EBIT, which is defined in the Agreement as the earnings before interest and taxes for the Syratech operations, as follows: i) Fiscal year 2006 – 2.5% of EBIT for 2006, ii) Fiscal year 2007 — The sum of (a) 1.5% of EBIT for 2007, plus (b) 7.5% of the positive difference, if any, between EBIT for 2007 less EBIT for 2006 and (iii) Fiscal year 2008 — The sum of (a) 1.5% of EBIT for 2008, plus (b) 7.5% of the positive difference, if any, between EBIT for 2008 less EBIT for 2007. On the April 27, 2006 (the effective date of the Agreement), the Company granted Mr. Kanter a non-transferable option to purchase 75,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of such shares as of the date of grant ($29.99). The Option was granted under the Company’s 2000 Long-term Incentive Plan. The option vests over four years, with one fourth vesting on the first anniversary of the grant date and three-fourths vesting in equal monthly installments over the remaining three years; the term of the option is ten 10 years, subject to earlier termination as set forth in the option agreement between Mr. Kanter and the Company.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note I – Commitments (continued)

Stewart Avenue Lease

On May 10, 2006, the Company entered into a 15-year lease agreement (the “Lease Agreement”) for approximately 114,000 square feet of office and warehouse space located in The Business and Research Center at Garden City located at 1000 Stewart Avenue in Garden City, New York (“1000 Stewart Avenue”). The location will serve as the Company’s new corporate headquarters. Annual rent will be approximately $1.9 million with annual escalations of 2.625% per year, plus additional rent to cover real estate taxes. Occupancy is anticipated to be in December 2006. The Company currently owns and occupies a building at One Merrick Avenue, Westbury, New York with total square footage of approximately 47,000 square feet (“One Merrick Avenue”). The Company is currently pursuing the sale of One Merrick Avenue. The increased office space is needed due to the significant growth of the Company’s business, including the July 2005 acquisition of the business and certain assets of Pfaltzgraff and the April 2006 acquisition of the business and certain assets of Syratech. The move to 1000 Stewart Avenue will not affect the Company’s other facilities.

Meyer agreement termination

On June 28, 2006, Outlet Retail Stores, Inc. (“ORSI”), a wholly-owned subsidiary of the Company entered into an agreement to terminate, effective June 30, 2006, its Outlet Store Operating Agreement with Cookware Concepts, Inc. (“CCI”). Under the Outlet Store Operating Agreement dated as of June 30, 1997 and effective as of July 1, 1997, and as amended, ORSI and CCI had agreed to an arrangement whereby, among other things, 30% of the square footage of each Farberware Outlet Store was devoted to Meyer Products and CCI assumed 30% of the costs and expenses of the development and operation of the Farberware Outlet Stores. The termination of the agreement with CCI will not have a material impact on the Company’s financial position, results of operations or cash flows.

Note J – Subsequent events

On July 7, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) to acquire certain assets comprising the WearEver cookware and bakeware businesses (the “WearEver Assets”) of Global Home Products LLC (“Global”). WearEver is a leading supplier of cookware, bakeware and other accessories sold under the WearEver®, Mirro®, Regal®, AirBake® and Cushion Air® brand names. Global and certain of its affiliates, including certain of the companies that make up the WearEver business, filed for bankruptcy protection in April 2006. The Agreement provided that Lifetime would purchase the WearEver Assets pursuant to Section 363 of the United States Bankruptcy Code. The transaction was subject to a number of conditions, including completion of an auction process and bankruptcy court approval. An auction was held on August 7, 2006, at which the Company was not the successful bidder. The Company believes that a party which objected to the terms of the sale intends to file a motion to stay the sale. The Company cannot determine what effect, if any, the filing of such motion, or the granting of a stay, would have on the eventual outcome of the sale.

In connection with the agreement, the Company had agreed to provide certain advances to Global in the form of letters of credit issued to certain of Global’s vendors to ensure the continued production of WearEver products until the transaction closed. As of August 9, 2006, letters of credit totaling $12.9 million have been issued by the Company in connection with the agreement. Pursuant to the terms of the agreement the successful bidder of the WearEver business is required to release the Company from its obligations in connection with these letters of credit upon the closing of the transaction.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

Note J – Subsequent events (continued)

On July 27, 2006, the Company entered into a 15-year lease agreement (the “Lease Agreement”) for approximately 60,000 square feet of office space located in the Greenway Tech Centre at 540 South George Street in York, Pennsylvania. The lease includes a renewal option for two additional five-year periods. The location will serve as the headquarters for the Company’s Farberware Outlet Store, Pfaltzgraff Factory Store and Pfaltzgraff Catalogue and Internet operations and will also serve as the Company’s principal design center for ceramic dinnerware and other ceramic products. Annual rent at the outset of the lease will be approximately $600,000 and will increase over the initial term of the lease to approximately $700,000. Occupancy is expected to begin in October 2006. This new office space will replace approximately 67,000 square feet of office space that the Company currently leases in five separate locations in the York, Pennsylvania area, the leases of which were entered into in connection with the Company’s acquisition of the business and certain assets of Pfaltzgraff in July 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the unaudited condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of June 30, 2006 and the related unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005, and the unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ Ernst & Young LLP

Melville, New York
August 4, 2006

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

Overview

The Company is a leading designer, developer and marketer of a broad range of nationally branded consumer products including Kitchenware, Tabletop, Cutlery and Cutting Boards, Bakeware and Cookware, Pantryware and Spices and Home Décor.

The Company’s six main product categories are:

(1)	Kitchenware (which includes kitchen tools and gadgets, barbecue accessories and functional glassware)

(2)	Tabletop (which includes dinnerware, crystal, flatware, glassware, serveware, tabletop accessories and barware)

(3)	Cutlery and Cutting Boards

(4)	Bakeware (which includes bakeware and fondues)

(5)	Pantryware and Spices (which includes pantryware, spices and spice racks).

(6)	Home Décor (which includes picture frames and other decorative items)

In addition the Company sells products in the Bath Hardware and Accessories product category.

The Company sells and markets its products under various brands and trademarks which are either owned or licensed.

Brands and trademarks owned by the Company and their respective product categories include: Baker’s Advantage® (Bakeware), CasaModa™ (Tabletop), Cuisine de France® (Cutlery and Cutting Boards), Gemco® (Tabletop, Bath Hardware and Accessories), Hoan® (Kitchenware), Hoffritz® (Cutlery and Cutting Boards, Kitchenware and Tabletop and Bakeware), Kamenstein® (Pantryware and Spices), Pfaltzgraff® (Tabletop, Bakeware and Pantryware and Spices), Retroneu® (Tabletop), Roshco® (Bakeware) :USE® (Bath Hardware and Accessories), Wallace Silversmiths® (Tabletop), Towle Silversmiths® (Tabletop), International Silver Company® (Tabletop), Melannco International® (Home Décor) and Elements® (Home Décor).

Brands and trademarks licensed by the Company and their respective product categories include: Block® (Tabletop), Calvin Klein® (Tabletop), Cuisinart® (Cutler and Cutting Boards and Tabletop), Farberware® (Kitchenware, Cutlery and Cutting Boards and Tabletop), Hershey®‘s (Bakeware), Joseph Abboud Environments® (Tabletop), KitchenAid® (Kitchenware, Cutlery and Cutting Boards and Bakeware), Nautica® (Tabletop), Pedrini® (Kitchenware), Sabatier® (Cutlery and Cutting Boards, Bakeware, and Tabletop), Sasaki® (Tabletop), Stiffel® (Tabletop), Weir in Your Kitchen™ (Bakeware) and Kenneth Cole Reaction Home® (Tabletop).

At June 30, 2006, the Company also operated 44 outlet stores under the Farberware® brand name and 43 outlet stores under the Pfaltzgraff® brand name.

The Company markets several product lines within each of the Company’s product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. At the heart of the Company is a strong culture of innovation and new product development. The Company developed or redesigned over 700 products in 2005 and expects to develop or redesign approximately 2,500 products in 2006. The Company has been sourcing its products in Asia for over 40 years and currently sources its products from approximately 137 suppliers located primarily in China.

Over the last several years, the Company’s sales growth has come from: (i) expanding product offerings within the Company’s current categories, (ii) developing and acquiring new product categories and (iii) entering new channels of distribution, primarily in the United States. Key factors in the Company’s growth strategy have been and will continue to be, the selective use and management of the Company’s strong brands and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that currently consists of 75 professional designers, artists and engineers. This team creates new products, packaging and merchandising concepts. Utilizing the latest available design tools, technology and materials, the Company works closely with its suppliers to enable efficient and timely manufacturing of its products.

On April 27, 2006, the Company completed the acquisition of the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. Syratech owned many brands in home fashion, including Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Melannco International® and Elements®. In addition, Syratech licensed the Cuisinart® and Kenneth Cole Reaction Home® brands for tabletop products. Syratech’s products are broadly distributed through better department stores, specialty stores, big box retailers, warehouse clubs, and catalogs. At closing, the Company paid $42.1 million in cash and issued 439,676 shares of the Company’s Common Stock, valued at $12.5 million. The purchase price is subject to change, which may be material, based on the finalization of post closing working capital adjustments. With the acquisition of Syratech, the Company expanded its Tabletop product category and entered the sixth product category, Home Décor.

On May 10, 2006, the Company entered into a 15-year lease agreement (the “Lease Agreement”) for approximately 114,000 square feet of office and warehouse space located in The Business and Research Center at Garden City located at 1000 Stewart Avenue in Garden City, New York (“1000 Stewart Avenue”). The location will serve as the Company’s new corporate headquarters. Annual rent will be approximately $1.9 million with annual escalations of 2.625% per year, plus additional rent to cover real estate taxes. Occupancy is anticipated to be in December 2006. The Company currently owns and occupies a building at One Merrick Avenue, Westbury, New York with total square footage of approximately 47,000 square feet (“One Merrick Avenue”). The Company is currently pursuing the sale of One Merrick Avenue. The increased office space is needed due to the significant growth of the Company’s business, including the July 2005 acquisition of the business and certain assets of Pfaltzgraff and the April 2006 acquisition of the business and certain assets of Syratech. The move to 1000 Stewart Avenue will not affect the Company’s other facilities.

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

Net sales for the quarter ended June 30, 2006 were $84.1 million, an increase of 82.1% over net sales of $46.2 million for the 2005 quarter. Net sales for the Company’s wholesale segment increased $26.3 million to $68.7 million compared to net sales of $42.4 million for the 2005 quarter. The 2006 period sales include net sales of

$6.0 million for the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005 and $15.5 million for the Syratech business acquired in April 2006. Excluding sales for Pfaltzgraff, Salton and Syratech, wholesales sales were $47.3 million or 11.3% higher in the 2006 period. This sales increase was primarily attributable to significant sales growth in KitchenAid® and Farberware® branded kitchen tools and gadgets. Net sales for the direct-to-consumer segment for the quarter ended June 30, 2006 increased $11.6 million to $15.3 million compared to net sales of $3.7 million for the 2005 quarter. The increase was attributable to the July 2005 acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations.

The Company’s gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix. In the second quarter of 2006, the Company’s gross profit margin decreased slightly for the wholesale segment and increased for the direct-to-consumer segments.

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

The addition of the Pfaltzgraff outlet store, catalog and Internet operations to the Company’s direct-to-consumer segment has increased the significance of the direct-to-consumer operations to the Company’s operations as a whole which has significantly increased the seasonality of the Company’s business. The increase in seasonality is due to the fact that the sales in the direct-to-consumer segment are heavily weighted to the latter part of the year, while the operating expenses are largely fixed throughout the year.

Sales of the Syratech business that the Company acquired in April 2006 are also heavily weighted toward the second half of the year due to the nature of the products distributed.

As a result of the above, the Company has reported lower earnings in the first and second quarters of 2006 compared to the first and second quarters of 2005.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserve for sales returns and allowances, inventory mark-down provisions, impairment of tangible and intangible assets including goodwill and share-based compensation. Actual results may differ from these estimates using different assumptions and under different conditions. The Company’s significant accounting policies are more fully described in the Company’s 2005 Annual Report on Form 10-K. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. In the Company’s most recent assessment of impairment of goodwill, the Company made estimates of fair value using several approaches. In the Company’s ongoing assessment of impairment of goodwill and other intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of June 30, 2006, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that a long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon such review, no impairment to the carrying value of any long-lived asset has been identified at June 30, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.9	58.4	56.4	58.1
Distribution expenses	13.4	12.6	13.8	13.4
Selling, general and administrative expenses	31.6	23.7	29.7	23.8

Income (loss) from operations	(1.9)	5.3	0.1	4.7
Interest expense	1.0	0.6	0.7	0.5

Income (loss) before income taxes	(2.9)	4.7	(0.6)	4.2
Income taxes	(1.1)	1.8	(0.2)	1.6

Net income (loss)	(1.8)%	2.9%	(0.4)%	2.6%

Three Months Ended June 30, 2006 as
Compared to Three Months Ended June 30, 2005

Net Sales

Net sales for the quarter ended June 30, 2006 were $84.1 million, an increase of 82.1% over net sales of $46.2 million for the 2005 quarter.

Net sales for the Company’s wholesale segment increased $26.3 million to $68.7 million compared to net sales of $42.4 million for the 2005 quarter. The 2006 period sales include net sales of $6.0 million for the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005 and $15.5 million for the Syratech business acquired in April 2006. Excluding sales for Pfaltzgraff, Salton and Syratech, wholesale sales were $47.3 million or 11.3% higher in the 2006 period. This sales increase was primarily attributable to significant sales growth in KitchenAid® and Farberware® branded kitchen tools and gadgets.

Net sales for the direct-to-consumer segment for the quarter ended June 30, 2006 increased $11.6 million to $15.3 million compared to net sales of $3.7 million for the 2005 quarter. The increase was attributable to the July 2005 acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations which had net sales of $12.4 million for the quarter ended June 30, 2006.

Cost of Sales

Cost of sales for the quarter ended June 30, 2006 were $47.8 million, an increase of $20.9 million, or 77.4%, over the 2005 quarter. Cost of sales as a percentage of net sales decreased to 56.9% in the quarter ended June 30, 2006 from 58.4% in the 2005 quarter. The decrease was attributable to a higher proportion of sales in the quarter ended June 30, 2006 coming from the direct-to-consumer segment where gross profit margins are higher than the wholesale segment.

Cost of sales as a percentage of net sales in the wholesale segment was 60.7% for the quarter ended June 30, 2006 compared to 59.6% for the 2005 quarter. The lower gross profit margin was primarily attributable to the impact of the Syratech businesses acquired in April 2006, as these products generally have lower margins than other major product categories.

Cost of sales as a percentage of net sales in the direct-to-consumer segment improved to 39.8% for the quarter ended June 30, 2006 compared to 44.4% for the 2005 quarter due to higher gross profit margins earned in the Pfaltzgraff catalog and Internet business that were part of the July 2005 acquisition of Pfaltzgraff.

Distribution Expenses

Distribution expenses for the quarter ended June 30, 2006 were $11.3 million, an increase of $5.5 million, or 93.9%, over the 2005 quarter. Distribution expenses as a percentage of net sales were 13.4% for the quarter ended June 30, 2006 compared to 12.6% for the 2005 quarter.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 13.1% in the 2006 quarter compared to 13.5% in the 2005 quarter. This improvement was due principally to the continued benefits of labor savings and efficiencies generated by the Company’s largest distribution center in Robbinsville, New Jersey.

The distribution expenses for operating the Pfaltzgraff direct-to-consumer business were approximately $2.2 million for the 2006 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2006 were $26.5 million, an increase of $15.6 million, or 142.7%, over the 2005 quarter.

The Company measures operating results by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for the three months ended June 30, 2006 and 2005 were $2.0 million and $1.8 million, respectively. Unallocated corporate expenses for the 2006 quarter include $330,000 of stock compensation expense.

Selling, general and administrative expenses in the Company’s wholesale segment increased by $8.0 million in the second quarter of 2006 to $14.7 million and as a percentage of net sales was 21.5% in the 2006 quarter compared to 15.8% in the 2005 quarter. The $8.0 million increase in expenses reflects the personnel related costs in establishing the Company’s internal infrastructure to support future growth, in particular in the tabletop category which includes Pfaltzgraff and Salton and the recently acquired Syratech business, and to a lesser extent, the higher selling costs associated with increased sales volume.

Selling, general and administrative expenses in the Company’s direct-to-consumer segment increased by $7.4 million in the 2006 quarter to $9.8 million and as a percentage of net sales was lower at 63.7% in the second quarter of 2006 compared to 66.4% in the 2005 period. The increase in expenses was due to the acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations which has greatly expanded the Company’s direct-to-consumer operations. The percentage improvement in the 2006 quarter reflects the benefit of having one centralized organization to manage the direct-to consumer operations, that in large part came with the Pfaltzgraff acquisition.

Income (Loss) From Operations

Loss from operations for the quarter ended June 30, 2006 was ($1.6) million compared to income from operations for the 2005 quarter of $2.4 million.

The Company measures operating results by segment excluding certain unallocated corporate expenses. Unallocated corporate expenses for the three months ended June 30, 2006 and 2005 were $2.0 million and $1.8 million, respectively. Unallocated corporate expenses for the 2006 quarter include $330,000 of stock compensation expense.

Income from operations for the wholesale segment for the quarter ended June 30, 2006 was $3.2 million compared to $4.7 million for the 2005 quarter. As a percentage of net sales, income from operations for the wholesale segment was 4.7% for the quarter ended June 30, 2006 compared to 11.0% for the 2005 quarter. The lower operating income and lower operating profit margin were attributable to the operating losses generated by the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005 and the Syratech business that was acquired in April 2006.

The direct-to-consumer segment incurred an operating loss of $2.8 million for the quarter ended June 30, 2006, compared to a loss of $0.5 million in the 2005 quarter. These losses are consistent with the seasonality aspects of the direct-to-consumer business where revenue is heavily weighted to the latter part of the year, while operating expenses are largely fixed throughout the year.

Interest Expense

Interest expense for the quarter ended June 30, 2006 was $0.8 million compared with $0.3 million for the 2005 quarter. The increase in interest expense is due to an increase in the amounts outstanding under the Company’s credit facility during the period due to the acquisition of Syratech and an increase in interest rates.

Tax Provision (Benefit)

The income tax benefit for the quarter ended June 30, 2006 was $(0.9) million, compared to expense of $0.8 million in the 2005 quarter. The Company’s marginal income tax rate was 38.5% for the 2006 quarter compared to 38.0% for the 2005 quarter.

Six Months Ended June 30, 2006 as
Compared to Six Months Ended June 30, 2005

Net Sales

Net sales for the six months ended June 30, 2006 were $158.5 million, an increase of 77.5% over net sales of $89.3 million for the 2005 period.

Net sales for the Company’s wholesale segment increased $44.3 million to $126.5 million compared to net sales of $82.1 million for the 2006 period. The 2006 period sales include net sales of $11.3 million for the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005 and $15.5 million for the Syratech business that was acquired in April 2006. Excluding sales for Pfaltzgraff, Salton and Syratech, wholesale sales were $99.7 million or 21.4% higher in the 2006 period. This sales increase was primarily attributable to significant sales growth in KitchenAid® and Farberware® branded kitchen tools and gadgets and Cusinart® and KitchenAid® branded cutlery.

Net sales for the direct-to-consumer segment for the six months ended June 30, 2006 increased $24.9 million to $32.0 million compared to net sales of $7.2 million for the 2005 period. The increase was attributable to the acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations which had net sales of $26.2 million for the six months ended June 30, 2006.

Cost of Sales

Cost of sales for the six months ended June 30, 2006 were $89.3 million, an increase of $37.5 million, or 72.3%, over the 2005 period. Cost of sales as a percentage of net sales decreased to 56.4% in the six months ended June 30, 2006 from 58.1% in the 2005 period. The decrease was attributable to a higher proportion of sales in the six months ended June 30, 2006 coming from the direct-to-consumer segment where gross profit margins are higher than the wholesale segment.

Cost of sales as a percentage of net sales in the wholesale segment was 59.4% for the six months ended June 30, 2006 compared to 59.1% for the 2005 period. The lower gross profit margin was primarily attributable to the impact of the Syratech businesses acquired in April 2006, as these products generally have lower margins than other major product categories.

Cost of sales as a percentage of net sales in the direct-to-consumer segment decreased to 44.5% for the six months ended June 30, 2006 compared to 46.5% for the 2005 period due to higher gross profit margins earned in the Pfaltzgraff catalog and Internet business that were part of the July 2005 acquisition of Pfaltzgraff.

Distribution Expenses

Distribution expenses for the six months ended June 30, 2006 were $21.8 million, an increase of $9.9 million, or 83.3%, over the 2005 period. Distribution expenses as a percentage of net sales were 13.8% for the six months ended June 30, 2006 compared to 13.4% for the 2005 period.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 13.6% in the 2006 period compared to 14.4% in 2005. This improvement was due principally to the continued benefits of labor savings and efficiencies generated by the Company’s largest distribution center in Robbinsville, New Jersey.

The distribution expenses for operating the direct-to-consumer business were approximately $4.7 million for the 2006 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2006 were $47.1 million, an increase of $25.9 million, or 121.9%, over the 2005 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for the six months ended June 30, 2006 and 2005 were $3.3 million and $2.9 million, respectively. Unallocated corporate expenses for the six months ended June 30, 2006 include $330,000 of stock compensation expense.

Selling, general and administrative expenses in the Company’s wholesale segment increased by $11.1 million in the six months ended June 30, 2006 to $24.7 million and as a percentage of net sales was 19.5% in the 2006 period compared to 16.6% in the 2005 period. The $11.1 million increase in expenses reflects the personnel related costs in establishing the Company’s internal infrastructure to support future growth, in particular in the tabletop category which includes Pfaltzgraff and Salton and the recently acquired Syratech business, and to a lesser extent, the higher selling costs associated with increased sales volume.

Selling, general and administrative expenses in the Company’s direct-to-consumer segment increased by $14.4 million in the 2006 period to $19.1 million and as a percentage of net sales was significantly lower at 59.8% in the six month ended June 30, 2006 compared to 65.9% in the 2005 period. The increase in expenses was due to the acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations which has greatly expanded the Company’s direct-to-consumer operations. The percentage improvement in the 2006 period reflects the benefit of having one centralized organization to manage the direct-to consumer operations, that in large part came with the Pfaltzgraff acquisition.

Income From Operations

Income from operations for the six months ended June 30, 2006 was $0.2 million compared to $4.3 million for the 2006 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses. Unallocated corporate expenses for the six months ended June 30, 2006 and 2005 were $3.3 million and $2.9 million, respectively. Unallocated corporate expenses for the six months ended June 30, 2006 include $330,000 of stock compensation expense.

Income from operations for the wholesale segment for the six months ended June 30, 2006 was $9.5 million, a 16.1% increase over the $8.2 million in operating income for the 2005 period. As a percentage of net sales, income from operations was 7.5% for the six months ended June 30, 2006 compared to 10.5% for the 2005 period. The lower operating profit margin was attributable to the operating losses generated by the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005 and the Syratech business that was acquired in April 2006.

The direct-to-consumer segment incurred an operating loss of $6.1 million for the six months ended June 30, 2006, compared to a loss of $1.0 million in the 2005 period, primarily the result of increased sales volume from the Pfaltzgraff direct-to-consumer businesses. These losses are consistent with the seasonality aspects of the direct-to-consumer business where revenue is heavily weighted to the latter part of the year, while operating expenses are largely fixed throughout the year.

Interest Expense

Interest expense for the six months ended June 30, 2006 was $1.1 million compared with $0.5 million for the 2006 period. The increase in interest expense is due to an increase in the amounts outstanding under the Company’s credit facility during the period due to the acquisition of Syratech and an increase in interest rates.

Tax Provision (Benefit)

The income tax benefit for the six months ended June 30, 2006 was $(0.4) million, compared to expense of $1.4 million in the 2005 period. The Company’s marginal income tax rate was 39.1% for the six months ended June 30, 2006 and 38.0% for the 2005 period. The increase in the marginal tax rate is due to income tax related to stock based compensation expense and a change in the state tax allocations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility. The Company’s primary uses of funds consist of acquisitions, capital expenditures, funding for working capital increases, payments of principal and interest on its debt and payment of cash dividends.

In June 2006, the Company issued $75 million aggregate principal amount of 4.75% Convertible Senior Notes due 2011 (the “Notes”). The Company used the proceeds from the Notes to repay outstanding borrowings under the Company’s Credit Facility. The Notes are convertible into shares of the Company’s Common Stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15 and July 15 of each year and are unsubordinated except with respect to the Company’s debt to the extent secured by the Company’s assets. The Notes mature on July 15, 2011.

The Company has a $100 million secured credit facility (the “Credit Facility”) that expires in July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and maintenance of a minimum net worth. At June 30, 2006, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio.

As of June 30, 2006, the Company had $3.9 million of letters of credit and $7.7 million of short-term borrowings and a $5.0 million term loan outstanding under its Credit Facility, and as a result, the availability under the Credit Facility at June 30, 2006 was $83.4 million. The $5.0 million long-term loan is non-amortizing, bears interest at 6.07% and matures in August 2009. Interest rates on short-term borrowings at June 30, 2006 ranged from 5.40% to 6.38%.

At June 30, 2006 the Company had cash and cash equivalents of $0.2 million compared to $0.8 million at December 31, 2005.

In March 2006, the Board of Directors declared a regular quarterly cash dividend of $0.0625 per share to stockholders of record on May 5, 2006, paid on May 19, 2006. In July 2006, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.0625 per share to stockholder of recorded on August 4, 2006, to be paid on August 18, 2006.

The Company believes that its cash and cash equivalents, internally generated funds and its existing credit arrangement will be sufficient to finance its operations for at least the next twelve months.

Capital expenditures were $3.9 million for the six months ended June 30, 2006 and $3.0 million in the 2005 period. The Company’s planned capital expenditures for the entire 2006 fiscal year are estimated at $11.0 million. These expenditures are expected to be funded from current operations, cash and cash equivalents and, if necessary, borrowings under the Company’s Credit Facility.

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

Recent Developments

On July 7, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) to acquire certain assets comprising the WearEver cookware and bakeware businesses (the “WearEver Assets”) of Global Home Products LLC (“Global”). WearEver is a leading supplier of cookware, bakeware and other accessories sold under the WearEver®, Mirro®, Regal®, AirBake® and Cushion Air® brand names. Global and certain of its affiliates, including certain of the companies that make up the WearEver business, filed for bankruptcy protection in April 2006. The Agreement provided that Lifetime would purchase the WearEver Assets pursuant to Section 363 of the United States Bankruptcy Code. The transaction was subject to a number of conditions, including completion of an auction process and bankruptcy court approval. An auction was held on August 7, 2006, at which the Company was not the successful bidder. The Company believes that a party which objected to the terms of the sale intends to file a motion to stay the sale.  The Company cannot determine what effect, if any, the filing of such motion, or the granting of a stay, would have on the eventual outcome of the sale.

In connection with the agreement, the Company had agreed to provide certain advances to Global in the form of letters of credit issued to certain of Global’s vendors to ensure the continued production of WearEver products until the transaction closed. As of August 9, 2006, letters of credit totaling $12.9 million have been issued by the Company in connection with the agreement. Pursuant to the terms of the agreement the successful bidder of the WearEver business is required to release the Company from its obligations in connection with these letters of credit upon the closing of the transaction.

On July 27, 2006, the Company entered into a 15-year lease agreement (the “Lease Agreement”) for approximately 60,000 square feet of office space located in the Greenway Tech Centre at 540 South George Street in York, Pennsylvania. The lease includes a renewal option for two additional five-year periods. The location will serve as the headquarters for the Company’s Farberware Outlet Store, Pfaltzgraff Factory Store and Pfaltzgraff Catalogue and Internet operations and will also serve as the Company’s principal design center for ceramic dinnerware and other ceramic products. Annual rent at the outset of the lease will be approximately $600,000 and will increase over the initial term of the lease to approximately $700,000. Occupancy is expected to begin in October 2006. This new office space will replace approximately 67,000 square feet of office space that the Company currently leases in five separate locations in the York, Pennsylvania area, the leases of which were entered into in connection with the Company’s acquisition of the business and certain assets of Pfaltzgraff in July 2005.

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

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There were no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three-month period ended June 30, 2006.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2006, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors during the most recently completed fiscal quarter that materially affected, or are likely to materially affect internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals were submitted to a vote of the stockholders of the Company and approved at the Company’s annual meeting of stockholders held on June 8, 2006:

(1)	Election of the following eight directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	For	Withheld

Howard Bernstein	9,907,553	537,955
Michael Jeary	9,940,948	504,560
Sheldon Misher	9,940,055	505,453
Cherrie Nanninga	9,940,072	505,436
Craig Phillips	8,796,401	1,649,107
Ronald Shiftan	8,687,747	1,757,761
Jeffrey Siegel	8,797,237	1,648,271
William Westerfield	10,085,754	359,754

(2)	Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company:

For	Against	Abstain

10,260,804	183,404	1,300

(3)	Approval of an amendment to the Company's 2000 Long-Term Incentive Plan to increase the number of shares of the Company's common stock available for grant under the plan by 750,000 to 2,500,000, and the re-approval of the performance criteria which may be utilized in establishing specific targets to be attained as a condition to the vesting of one or more stock-based awards under the Company's 2000 Long-Term Incentive Plan so as to qualify the compensation attributable to those awards as performance-based compensation under Section 162(m) of the Internal Revenue Code (the "Code"):

For	Against	Abstain

6,964,588	2,127,603	63,394

(4)	The re-approval of the performance criteria, effective January 1, 2005, which has been and may continue to be utilized under the Company's 2000 Incentive Bonus Compensation Plan so as to qualify the payment of certain cash bonuses as performance-based compensation under Section 162(m) of the Code:

For	Against	Abstain

8,814,307	1,567,994	63,207

Item 6.	Exhibits

Exhibit 31.1	Certification by Jeffrey Siegel, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by Robert McNally, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification by Jeffrey Siegel, Chief Executive Officer, and Robert McNally, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.
/s/ Jeffrey Siegel	August 9, 2006

Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)
/s/ Robert McNally	August 9, 2006

Robert McNally
Vice President - Finance and Treasurer
(Principal Financial and Accounting Officer)