Form 10-Q
period 2006-09-30
LIFETIME BRANDS, INC
filed 2006-11-09
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2006 was 13,480,805.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$307	$786
Accounts receivable, less allowances of $6,214 at 2006 and $7,913 at 2005	76,809	49,158
Inventory	166,215	91,953
Prepaid expenses	3,852	2,668
Deferred income taxes	6,769	7,703
Other current assets	3,499	3,482

TOTAL CURRENT ASSETS	257,451	155,750
PROPERTY AND EQUIPMENT, net	36,682	23,989
GOODWILL	20,345	16,200
OTHER INTANGIBLES, net	42,051	24,064
OTHER ASSETS	5,740	2,645

TOTAL ASSETS	$362,269	$222,648

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$30,000	$14,500
Accounts payable	35,895	17,397
Accrued expenses	45,056	28,694
Income taxes payable	2,528	9,316

TOTAL CURRENT LIABILITIES	113,479	69,907
DEFERRED RENT AND OTHER LONG-TERM LIABILITIES	5,008	2,287
DEFERRED INCOME TAX LIABILITIES	5,621	4,967
LONG-TERM DEBT	5,000	5,000
CONVERTIBLE NOTES	75,000	—
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value, shares authorized: 25,000,000; shares issued and
outstanding: 13,480,805 in 2006 and 12,921,795 in 2005	134	129
Paid-in capital	116,374	101,468
Retained earnings	41,653	38,890

TOTAL STOCKHOLDERS' EQUITY	158,161	140,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$362,269	$222,648

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$141,654	$94,245	$300,126	$183,516
Cost of sales	83,869	53,109	173,212	104,968
Distribution expenses	14,072	11,118	35,921	23,041
Selling, general and administrative expenses	31,321	21,802	78,440	43,041

Income from operations	12,392	8,216	12,553	12,466
Interest expense	1,535	912	2,668	1,402
Other (income) expense, net	(11)	(13)	20	(39)

Income before income taxes	10,868	7,317	9,865	11,103
Tax provision	4,184	2,780	3,792	4,220

NET INCOME	$6,684	$4,537	$6,073	$6,883

BASIC INCOME PER COMMON SHARE	$0.50	$0.41	$0.46	$0.62

DILUTED INCOME PER COMMON SHARE	$0.45	$0.40	$0.45	$0.61

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$6,073	$6,883
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	5,664	3,930
Deferred income taxes	1,588	(798)
Deferred rent	185	88
Provision for losses on accounts receivable	(74)	96
Reserve for sales returns and allowances	12,103	8,414
Director stock grant	100	50
Stock compensation expense	722	—
Changes in operating assets and liabilities (excluding the effects of the acquisitions of Pfaltzgraff, Salton and Syratech):
Accounts receivable	(22,982)	(20,603)
Inventory	(49,278)	(21,195)
Prepaid expenses, other current assets and other assets	(3,605)	(672)
Accounts payable, accrued expenses and other liabilities	19,236	11,783
Income tax payable	(6,705)	961

NET CASH USED IN OPERATING ACTIVITIES	(36,973)	(11,063)

INVESTING ACTIVITIES
Purchase of property and equipment	(8,822)	(4,752)
Acquisition of Pfaltzgraff	—	(33,093)
Acquisition of Salton	—	(13,956)
Acquisition of Syratech, net of cash acquired of $509	(43,233)	—

NET CASH USED IN INVESTING ACTIVITIES	(52,055)	(51,801)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	18,312	62,800
Proceeds from exercise of stock options	180	741
Proceeds from issuance of convertible notes	72,188	—
Excess tax benefits from stock compensation	636	—
Payment of capital lease obligations	(278)	(240)
Cash dividends paid	(2,489)	(2,073)

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,549	61,228

DECREASE IN CASH AND CASH EQUIVALENTS	(479)	(1,636)
Cash and cash equivalents at beginning of period	786	1,741

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307	$105

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note A  —  Basis of Presentation and Summary Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Revenue Recognition

The Company sells products wholesale to retailers and distributors and retail direct to the consumer through Company-operated outlet stores and catalog and Internet operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales. Included in net sales is shipping and handling fee income generated from the Company’s catalog and Internet business of $1.1 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and $2.8 million and $ 1.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Distribution Expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out. Freight-out costs included in distribution expenses amounted to $2.5 million and $2.2 million for the three months ended September 30, 2006 and 2005, respectively, and $6.3 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively.

New accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for uncertainty in income taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note A  —  Basis of Presentation and Summary Accounting Policies (continued)

New accounting pronouncements (continued)

In June 2006, the Emerging Issues Task Force reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for the Company as of January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-03 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company believes SAB No. 108 will not have a material impact on the Company’s operating results or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company does not believe that the adoption of SFAS No.158 will have a material impact on the Company’s results from operations or financial position.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note B  —  Recent Acquisitions

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

The purchase price, subject to post closing adjustments, was approximately $8.5 million, of which $7.0 million was paid in cash at closing. The Company has not paid the balance of the purchase price of $1.5 million, as it believes the total of certain estimated post closing inventory adjustments and certain indemnification claims are in excess of this amount. The Company has been unsuccessful in its attempts to obtain resolution of these matters with Excel and Mickelberry and has commenced a lawsuit against these parties on June 8, 2005, claiming breach of contract, fraud and unjust enrichment. The lawsuit is ongoing and, as of September 30, 2006, no settlement has been reached.

Due to the uncertainty regarding the ultimate outcome of the matter, the Company believes that the amount, if any, that the Company will ultimately be required to pay cannot be reasonably estimated at September 30, 2006. Accordingly, no amount has been included in the purchase price for this contingency. Upon final resolution of the matter, the Company will reflect any further amounts due as part of the purchase price and will re-allocate the purchase price to the net assets acquired.

The purchase price has been determined as follows (In thousands):

Cash paid at closing	$7,000
Professional fees and other costs	83

Total purchase price	$7,083

The purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (In thousands):

Purchase Price Allocation
Assets acquired:
Accounts receivable	$483
Merchandise inventories	4,769
Other assets	20
Intangibles	6,000
Goodwill	1,248
Liabilities assumed	(5,437)

Total net assets acquired	$7,083

The $6.0 million intangible asset consists of the Sabatier license which was determined to have a life of forty years.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note B  —  Recent Acquisitions (continued)

Pfaltzgraff  (continued)

On July 11, 2005, the Company acquired the business and certain assets of The Pfaltzgraff Co. (“Pfaltzgraff”). Pfaltzgraff designed ceramic dinnerware and tabletop accessories for the home and distributed these products through retail chains, company-operated outlet stores and through Internet and catalog operations.

The purchase price has been determined as follows (In thousands):

Cash paid at closing	$32,500
Post closing working capital adjustment	4,742
Professional fees and other costs	1,061

Total purchase price	$38,303

The purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (In thousands):

Purchase Price Allocation
Assets acquired:
Accounts receivable	$2,623
Merchandise inventories	26,314
Other current assets	1,489
Property and equipment	3,394
Intangible	6,898
Liabilities assumed	(2,415)

Total net assets acquired	$38,303

The $6.9 million intangible asset consists of the Pfaltzgraff trade name which was determined to have an indefinite life.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note B  —  Recent Acquisitions (continued)

Salton

On September 19, 2005, the Company acquired certain components of the tabletop business and related assets of Salton, Inc. (“Salton”). The assets acquired include Salton’s Block® brand and licenses to market Calvin Klein® and Sasaki® tabletop products. In addition, the Company entered into a new license with Salton to market tabletop products under the Stiffel® brand. The amount paid at closing was approximately $13.4 million.

The purchase price has been determined as follows (In thousands):

Cash paid at closing	$13,442
Professional fees and other costs	514

Total purchase price	$13,956

The purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (In thousands):

Purchase Price Allocation
Merchandise inventories	$8,227
Other current assets	316
Property and equipment	70
Intangibles	1,199
Goodwill	4,144

Total net assets acquired	$13,956

Of the $1.2 million of intangible assets, $0.9 million has been assigned to the Block trade name, which was determined to have indefinite life, and $0.3 million has been assigned to a license for the Calvin Klein trade name, which was determined to have a life of five years.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note B  —  Recent Acquisitions (continued)

Syratech

On April 27, 2006, the Company completed the acquisition of the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. Syratech’s registered trademarks included Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Melannco International® and Elements®. In addition, Syratech licensed the Cuisinart® and Kenneth Cole Reaction Home® brands for tabletop products. Syratech’s products are broadly distributed through better department stores, specialty stores, big box retailers, warehouse clubs, and catalogs. At closing, the Company paid $42.1 million in cash and issued 439,676 shares of the Company’s Common Stock, valued at $12.5 million. The number of shares issued was calculated in accordance with the asset purchase agreement using a formula based on a weighted average of the closing prices of the Company’s Common Stock during the five trading days preceding the third trading day prior to the closing date of the transaction. The purchase price is subject to change, which may be material, based on the finalization of post-closing working capital adjustments, which are currently in dispute with Syratech and will be subject to arbitration proceedings.

On a preliminary basis the purchase price has been determined as follows (In thousands):

Cash paid at closing	$42,141
Common stock issued	12,500
Professional fees and other costs	1,970

Total purchase price	$56,611

On a preliminary basis the purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (In thousands):

Preliminary Purchase Price Allocation
Assets acquired:
Cash	$509
Accounts receivable	16,698
Inventories	28,375
Prepaid and other current assets	566
Property and equipment	8,987
Other assets	126
Intangibles	19,105
Liabilities assumed	(17,755)

Total net assets acquired	$56,611

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note B  —  Recent Acquisitions (continued)

Syratech  (continued)

The following unaudited pro forma financial information is presented for illustrative purposes only and presents the operating results for the Company for the three and nine months ended September 30, 2006 and 2005 as though the acquisition of Syratech occurred at the beginning of the respective periods.

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

On February 16, 2005, Syratech filed a voluntary Chapter 11 petition with the United States Bankruptcy Court for the District of Massachusetts, Eastern Division. Syratech subsequently emerged from bankruptcy on June 3, 2005. Upon emergence from bankruptcy, Syratech adopted the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“Fresh Start Accounting”). The adoption of Fresh Start Accounting by Syratech resulted in: i) a significant gain from the adjustment of the carrying value of its assets and liabilities to fair value and, ii) a significant gain from the extinguishment of its debt. In addition, during the bankruptcy period Syratech incurred significant costs as a result of its reorganization activities. Such amounts are included within the historical statement of operations of Syratech for the nine months ended September 30, 2005 and the pro forma financial information has not been adjusted for these amounts.

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales	$141,654	$138,019	$336,509	$273,764
Net income	6,684	3,464	(5,615)	103,349
Diluted earnings per share	0.45	0.31	(0.42)	9.33

The cash portion of the purchase prices of the aforementioned acquisitions were funded by borrowings under the Company’s Credit Facility and the acquisitions were accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the results of operations of the acquisitions have been included in the Company’s consolidated statements of income from the dates of acquisition. The fair value of identifiable intangible assets have been determined based on standard valuation techniques.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note C  —  Credit Facility

At September 30, 2006, the Company had a $100 million secured credit facility (the “Credit Facility”) that expires in July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and for maintenance of a minimum net worth. At September 30, 2006, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on the leverage ratio.

As of September 30, 2006, the Company had $11.9 million of letters of credit (see Note J), $30.0 million of short-term borrowings and a $5.0 million term loan outstanding under its Credit Facility, and as a result, the availability under the Credit Facility at September 30, 2006 was $53.1 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at September 30, 2006 ranged from 6.32% to 6.52%.

On October 31, 2006, the Company amended its $100 million Credit Facility, to increase the size of the facility to $150 million and to extend its maturity to April 2011.

Note D  —  Convertible Debt

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

As part of the sale of the Notes, the Company incurred $3.1 million in discounts and other offering expenses. The offering costs are being amortized to interest expense over the term of the Notes. At September 30, 2006 the unamortized balance of these costs is $2.9 million and is recorded under the caption “Other assets” in the condensed consolidated balance sheet.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note E  —  Stock Compensation

In June 2000, the stockholders of the Company approved the 2000 Long-Term Incentive Plan (the “Plan”), whereby up to 1,750,000 shares of the Company’s Common Stock may be subject to outstanding awards granted to directors, officers, employees, consultants and service providers to the Company and its affiliates in the form of stock options or other equity-based awards. In June 2006, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of the Company’s Common Stock that may be subject to outstanding awards under the Plan to 2,500,000 shares and re-approved the performance criteria which may be utilized in establishing specific targets to be attained as a condition to the vesting of one or more stock-based awards under the Plan so as to qualify the compensation attributable to those awards as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options as defined in Section 422 of the Internal Revenue Code, stock-based awards that do not conform to the requirements of Section 422 of the Code, and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of the grant and vest over a range of up to five years from the date of grant. As of September 30, 2006, 679,175 shares were available for grant under the Plan. All stock options granted through September 30, 2006 under the Plan have exercise prices equal to the market values of the Company’s stock on the dates of grant.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2006	875,157	$ 14.51
Grants	695,500	29.96
Exercises	(144,657)	6.91
Cancellations	(13,600)	28.12

Options outstanding September 30, 2006	1,412,400	22.77	6.47	$3,885,473

Options exercisable September 30, 2006	729,400	16.03	5.23	$3,885,473

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2006. The intrinsic value is calculated as the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised for the nine months ended September 30, 2006 was $2.6 million. The intrinsic value of a stock option that is exercised is calculated as the difference between the market value of the Company’s Common Stock at the date of exercise and the exercise price of the stock option.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note E  —  Stock Compensation (continued)

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

In 2005, the Company accelerated the vesting of all unvested outstanding stock options in order to reduce the non-cash compensation expense that otherwise would have been required to be recorded under SFAS 123(R).

During the nine months ended September 30, 2006, the Company recorded, as a component of selling general and administrative expenses, an expense of $722,000 related to stock options. The following illustrates the impact of expensing these stock options on the Company’s Income from operations, Net income and Income per common share for the nine months ended September 30, 2006:

(In thousands, except per share data)	Nine months ended September 30, 2006
Decrease in income from operations	$ 722

Decrease in net income	577

Decrease in basic income per common share	0.04

Decrease in diluted income per common share	0.04

Total unrecognized compensation cost related to unvested stock options at September 30, 2006, before the effect of income taxes, was $6.3 million and is expected to be recognized over a weighted average period of 3.76 years.

The Company values stock options using the Black-Scholes option valuation model. However, the Black-Scholes option valuation model, as well as other available models, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable measure of the fair value of its stock options.

The weighted average fair value of stock options granted during the nine months ended September 30, 2006 was $12.11 per share.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note E  —  Stock Compensation (continued)

The fair value for these stock options was estimated at the date of grant using the following weighted-average assumptions:

Volatility	40.6%	(1)

Expected term (years)	5.17	(2)

Risk-free interest rate	5.02%	(3)

Expected dividend yield	0.834	(4)

(1)	Volatility is measured using historical volatility.

(2)	The expected term represents the period of time for which the stock options granted are expected to be outstanding.

(3)	The risk-free interest rate is based on United States treasury yields in effect at the time of grant corresponding to the expected term of the stock options.

(4)	The expected dividend yield was calculated by dividing the expected annual dividends by the market value of the Company’s Common Stock on the grant date.

Prior to the adoption of SFAS 123(R) the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, for the periods prior to the adoption of SFAS 123(R), no stock-based employee compensation cost was reflected in net income as all stock options granted under the plan had exercise prices equal to the market values of the underlying Common Stock of the Company on the dates of grant. Pro-forma information regarding the impact of stock-based compensation on Net income and Income per share for prior periods is required by SFAS No. 123(R).

The following table illustrates what would have been the effect on Net income and Net income per common share if the Company had accounted for its stock options using the fair value method during the three and nine months ended September 30, 2005:

	Three months Ended September 30, 2005	Nine Months Ended September 30, 2005
(In thousands, except per share data)

Net income as reported	$4,537	$6,883
Deduct: Total stock option employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(34)	(102)

Pro forma net income	$4,503	$6,781

Income per common share:
Basic - as reported	$0.41	$0.62

Basic - pro forma	$0.41	$0.61

Diluted - as reported	$0.40	$0.61

Diluted - pro forma	$0.40	$0.60

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note F  —  Income Per Common Share

Basic income per common share has been computed by dividing net income by the weighted average number of shares of the Company’s Common Stock outstanding. Diluted income per common share adjusts basic income per common share for the effect of all potentially dilutive shares of the Company’s Common Stock outstanding. The calculations of basic and diluted income per common share for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,
	2006			2005
	Net Income	Shares	Per share amount	Net income	Shares	Per share amount
	(In thousands, except per share data)
Basic income per
common share

Net income	$6,684	13,474	$0.50	$4,537	11,104	$0.41

Effect of dilutive
securities

Employee stock options	--	156		--	215
Convertible notes	657	2,679		--	--

Diluted income per common share	$7,341	16,309	$0.45	$4,537	11,319	$0.40

	Nine months ended September 30,
	2006			2005
	Net Income	Shares	Per share amount	Net income	Shares	Per share amount
	(In thousands, except per share data)
Basic income per
common share

Net income	$6,073	13,251	$0.46	$6,883	11,073	$0.62

Effect of dilutive
securities

Employee stock options	--	192		--	217
Convertible notes	--	--		--	--

Diluted income per common share	$6,073	13,443	$0.45	$6,883	11,290	$0.61

The computation of diluted income per common share for the three months ended September 30, 2006 excludes options to purchase 1,050,000 shares of the Company’s Common Stock, due to their antidilutive effect. The computation of diluted income per common share for the nine months ended September 30, 2006 excludes 2,679,000 shares issuable upon the conversion of the Company’s 4.75% Convertible Notes and related interest expense, and options to purchase 698,500 shares of the Company’s Common Stock, due to their antidilutive effect. The computation of diluted income per common share for the nine months ended September 30, 2005 excludes options to purchase 14,000 shares of the Company’s Common Stock, due to their antidilutive effect.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note G  —  Business Segments

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is comprised of the Company’s business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and different methods used to sell, market and distribute products.

Management evaluates the performance of the wholesale and direct-to-consumer segments based on Net sales and Income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses such as executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees are not allocated to the specific segments and are reflected as unallocated corporate expenses. Assets in each segment consist of assets used in its operations, acquired intangible assets and goodwill. Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Net sales
Wholesale	$120,655	$72,068	$247,118	$154,185
Direct-to-consumer	20,999	22,177	53,008	29,331

Total net sales	$141,654	$94,245	$300,126	$183,516

Income (loss) from operations
Wholesale	$17,464	$10,366	$26,959	$18,544
Direct-to-consumer	(2,663)	109	(8,714)	(902)
Unallocated corporate expenses	(2,409)	(2,259)	(5,692)	(5,176)

Total income from operations	$12,392	$8,216	$12,553	$12,466

Depreciation and amortization
Wholesale	$1,749	$1,437	$4,708	$3,298
Direct-to-consumer	393	334	956	632

Total depreciation and amortization	$2,142	$1,771	$5,664	$3,930

	September 30,
(In thousands)	2006	2005
Assets
Wholesale	$334,786	$215,074
Direct-to-consumer	20,407	26,454
Unallocated/corporate/other	7,076	5,670

Total assets	$362,269	$247,198

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note H  —  Cash Dividends

Dividends declared in 2006 are as follows:

Dividend	Date declared	Date of record	Payment date
$0.0625	February 15, 2006	February 7, 2006	February 20, 2006
0.0625	April 24, 2006	May 5, 2006	May 19, 2006
0.0625	July 25, 2006	August 4, 2006	August 18, 2006
0.0625	October 24, 2006	November 3, 2006	November 17, 2006

Note I  —  Employee Benefit Plan

With the acquisition of the business and certain assets of Syratech, the Company assumed obligations related to agreements that provide for retirement benefit payments for two former executives of Syratech and one former executive of Syratech who is currently an executive officer of the Company. The obligations under these agreements are unfunded. At September 30, 2006, the total unfunded retirement benefit obligation related to these agreements is $2.9 million and is included in Accrued expenses and Deferred rent and other long-term liabilities in the accompanying condensed consolidated balance sheet. During the three and nine months ended September 30, 2006, the Company paid retirement benefits under these agreements totaling $37,000 and $62,000, respectively. The Company expects to pay a total of $99,000 in retirement benefits under the agreements for the year ending December 31, 2006.

Note J  —  Commitments

Jeffrey Siegel employment agreement

On May 2, 2006, effective as of January 1, 2006, Jeffrey Siegel entered into a new employment agreement with the Company (the “Siegel Agreement”) that provides that the Company will employ him as its President and Chief Executive Officer for a five year term that commenced on January 1, 2006, and thereafter for additional consecutive one year periods unless terminated by either the Company or Mr. Siegel as provided in the Siegel Agreement. The Siegel Agreement provides for an annual salary of $900,000 with annual increments based on changes in the Consumer Price Index and for the payment each year of: (i) an annual cash performance bonus (the “3.5% IBIT Bonus”) of 3.5% of the annual increase of the Company’s income before income taxes (“IBIT”) over the Company’s IBIT for the immediately prior year using generally accepted accounting principles and reported in the Company’s consolidated statements of income in its annual report, excluding extraordinary items that appear on the audited financial statements as extraordinary items (in determining the 3.5% IBIT Bonus payable for the year ended December 31, 2006, results for the first quarter of each of 2005 and 2006 are to be disregarded), and (ii) an annual cash performance bonus (the “2.5% EIBIT Bonus”) of 2.5% of the Company’s annual income before income taxes (“EIBIT”).

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note J  —  Commitments (continued)

Jeffrey Siegel employment agreement (continued)

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

On May 2, 2006, the Company also granted Mr. Siegel an option to purchase 250,000 shares of the Company’s common stock (the “Stock”) pursuant to the Company’s 2000 Long-Term Incentive Plan. The options are exercisable no more than five years from the date of grant. The options have an exercise price per share equal to the fair market value per share of the Stock on the date of grant ($29.96). One third of the options vest on December 31, 2006, and the balance vests quarterly in eight equal quarterly installments thereafter commencing on March 31, 2007.

Under Mr. Siegel’s previous employment agreement, Mr. Siegel was due a payment of $350,000 which, pursuant to the Siegel Agreement, is to be paid as follows: (i) $150,000 on July 1, 2006, plus simple interest at prime rate from January 1, 2006; (ii) $150,000 on January 1, 2007, plus simple interest at prime rate from January 1, 2006, and (iii) $50,000 on January 1, 2008, plus simple interest at prime rate from January 1, 2006. In addition, the Company paid Mr. Siegel a $125,000 signing bonus upon execution of the Siegel Agreement. The Siegel Agreement also provides for other fringe benefits.

The Siegel Agreement further provides that if Mr. Siegel is Involuntarily Terminated (as defined in the Siegel Agreement) subsequent to the Company being merged or otherwise consolidated with any other organization and as a result control of the Company changes or substantially all of the Company’s assets are sold or any person or persons acquire 50% or more of the Company’s outstanding voting stock (a “Change in Control”), and the Change in Control was not initiated, either directly or indirectly by Mr. Siegel, or, notwithstanding that it was initiated either directly or indirectly by Mr. Siegel, the closing price of the Company’s common stock on the date of the Change in Control is at least 20% greater than the closing price of the Company’s common stock on the effective date of the Siegel Agreement, the Company would be obligated to pay to him or his estate a lump sum severance payment equal to 2.99 times the average of the annual compensation (“Average Annual Compensation”) which was payable to Mr. Siegel by the Company and includible in Mr. Siegel’s gross income for Federal income tax purposes for the most recent five (5) taxable years ending before the date on which the Change in Control occurs. The amount of Mr. Siegel’s Average Annual Compensation shall be determined in accordance with regulations promulgated under section 280G(d) of the Code. The Siegel Agreement also contains restrictive covenants preventing Mr. Siegel from competing with the Company during the term of his employment and for a period of five years thereafter.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note J  —  Commitments (continued)

Alan Kanter employment agreement

On May 2, 2006, the Board of Directors of the Company appointed Alan Kanter as an Executive Vice President of the Company. Mr. Kanter was formerly the Chief Executive Officer of Syratech. Effective April 27, 2006, the closing date of the acquisition of the business and certain assets of Syratech, Mr. Kanter was employed by the Company as the Group President for the Flatware, Home Décor and Frame divisions of the Company pursuant to an employment agreement dated April 18, 2006 entered into between the Company and Mr. Kanter (the “Kanter Agreement”). The term of Mr. Kanter’s employment commenced on April 27, 2006, and is for a period of three years and shall continue thereafter for consecutive periods of one year unless otherwise terminated pursuant to the Kanter Agreement. Pursuant to the Kanter Agreement, the Company will pay Mr. Kanter a base salary of $420,000 per annum and following the completion of the Company’s fiscal years ending December 31, 2006, December 31, 2007 and December 31, 2008, Mr. Kanter shall be eligible to receive a year-end bonus determined based on EBIT, which is defined in the Kanter Agreement as the earnings before interest and taxes for the Syratech operations, as follows: i) Fiscal year 2006 – 2.5% of EBIT for 2006, ii) Fiscal year 2007 — The sum of (a) 1.5% of EBIT for 2007, plus (b) 7.5% of the positive difference, if any, between EBIT for 2007 and EBIT for 2006 and (iii) Fiscal year 2008 — The sum of (a) 1.5% of EBIT for 2008, plus (b) 7.5% of the positive difference, if any, between EBIT for 2008 and EBIT for 2007. On the April 27, 2006 (the effective date of the Kanter Agreement), the Company granted Mr. Kanter a non-transferable option to purchase 75,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of such shares as of the date of grant ($29.99). The Option was granted under the Company’s 2000 Long-term Incentive Plan. The option vests over four years, with one fourth vesting on the first anniversary of the grant date and three-fourths vesting in equal monthly installments over the remaining three years; the term of the option is ten 10 years, subject to earlier termination as set forth in the option agreement between Mr. Kanter and the Company.

Stewart Avenue Lease

On May 10, 2006, the Company entered into a 15-year lease agreement (the “Lease Agreement”) for approximately 114,000 square feet of office and warehouse space located in The Business and Research Center at Garden City located at 1000 Stewart Avenue in Garden City, New York (“1000 Stewart Avenue”). The location will serve as the Company’s new corporate headquarters. Annual rent will be approximately $1.9 million with annual escalations of 2.625% per year, plus additional rent to cover real estate taxes. Occupancy is anticipated to be in January 2007. The Company currently owns and occupies a building at One Merrick Avenue, Westbury, New York with total square footage of approximately 47,000 square feet (“One Merrick Avenue”). The Company is currently pursuing the sale of One Merrick Avenue. The increased office space is needed due to the significant growth of the Company’s business, including the July 2005 acquisition of the business and certain assets of Pfaltzgraff and the April 2006 acquisition of the business and certain assets of Syratech. The move to 1000 Stewart Avenue will not affect the Company’s other facilities. On September 26, 2006, the Lease Agreement was amended to include an additional 18,000 square feet of space that will be occupied by the Company beginning in January 2009. The lease term for the additional space will expire on the same date as the lease for the 114,000 square feet of space. Annual rent for the additional space will be approximately $500,000, with annual escalations of 2.625%.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

Note J  —  Commitments (continued)

Meyer agreement termination

On June 28, 2006, Outlet Retail Stores, Inc. (“ORSI”), a wholly-owned subsidiary of the Company entered into an agreement to terminate, effective June 30, 2006, its Outlet Store Operating Agreement with Cookware Concepts, Inc. (“CCI”). Under the Outlet Store Operating Agreement dated as of June 30, 1997 and effective as of July 1, 1997, and as amended, ORSI and CCI had agreed to an arrangement whereby, among other things, 30% of the square footage of each Farberware Outlet Store was devoted to Meyer Corporation cookware products and CCI reimbursed the Company for 30% of the costs and expenses of the development and operation of the Farberware Outlet Stores. CCI reimbursed the Company approximately $.02 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively, and $2.0 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively.

Wearever

On July 7, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) to acquire certain assets comprising the WearEver cookware and bakeware businesses (the “WearEver Assets”) of Global Home Products LLC (“Global”). The Agreement provided that Lifetime would purchase the WearEver Assets pursuant to Section 363 of the United States Bankruptcy Code. The transaction was subject to a number of conditions, including completion of an auction process and bankruptcy court approval. An auction was held on August 7, 2006, at which the Company was not the successful bidder. Pursuant to the Agreement, the Company had provided certain advances in the amount of $13.1 million to Global in the form of letters of credit issued in favor of certain of Global’s vendors. In August 2006, the successful bidder paid the Company $13.1 million in cash to cover all outstanding letters of credit. At September 30, 2006, the Company recorded the excess of the cash received over the amount of letters of credit outstanding as “Accrued expenses” in the accompanying balance sheet.

York lease

On July 27, 2006, the Company entered into a 15-year lease agreement (the “Lease Agreement”) for approximately 60,000 square feet of office space located in the Greenway Tech Centre at 540 South George Street in York, Pennsylvania. The lease includes a renewal option for two additional five-year periods. The location will serve as the headquarters for the Company’s Farberware Outlet Store, Pfaltzgraff Factory Store and Pfaltzgraff Catalogue and Internet operations and will also serve as the Company’s principal design center for ceramic dinnerware and other ceramic products. Annual rent at the outset of the lease will be approximately $600,000 and will increase over the initial term of the lease to approximately $700,000. Occupancy is expected to begin early in 2007. This new office space will replace approximately 67,000 square feet of office space that the Company currently leases in five separate locations in the York, Pennsylvania area, the leases of which were entered into in connection with the Company’s acquisition of the business and certain assets of Pfaltzgraff in July 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the unaudited condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and the related unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005, and the unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Melville, New York
November 7, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(4)	Bakeware (which includes bakeware and fondues),

(5)	Pantryware and Spices (which includes pantryware, spices and spice racks), and

(6)	Home Décor (which includes picture frames and other decorative items)

In addition the Company sells products in the Bath Hardware and Accessories product category.

The Company sells and markets its products under various brands and trademarks which are either owned or licensed.

Brands and trademarks owned by the Company and their respective product categories include: Baker’s Advantage® (Bakeware), CasaModa® (Tabletop), Cuisine de France® (Cutlery and Cutting Boards), Elements® (Home Décor), Gemco® (Tabletop, Bath Hardware and Accessories), Hoan® (Kitchenware), Hoffritz® (Cutlery and Cutting Boards, Kitchenware and Tabletop and Bakeware), Kamenstein® (Pantryware and Spices), Pfaltzgraff® (Tabletop, Bakeware and Pantryware and Spices), Retroneu® (Tabletop), Rochard® (Tabletop), Roshco® (Bakeware), :USE® (Bath Hardware and Accessories), Wallace Silversmiths® (Tabletop), Towle Silversmiths® (Tabletop), International Silver Company® (Tabletop), Melannco International® (Home Décor) and Tuttle® (Tabletop).

Brands and trademarks licensed by the Company and their respective product categories include: Block® (Tabletop), Calvin Klein® (Tabletop), Cuisinart® (Cutlery and Cutting Boards and Tabletop), DBK™ Daniel Boulud Kitchen (Pantryware & Spices), Farberware® (Kitchenware, Cutlery and Cutting Boards and Tabletop), Hershey®‘s (Bakeware), Jell-O® (Bakeware), Joseph Abboud Environments® (Tabletop), Kenneth Cole Reaction Home® (Tabletop), KitchenAid® (Kitchenware, Cutlery and Cutting Boards and Bakeware), Nautica® (Tabletop), Pedrini® (Kitchenware), Sabatier® (Cutlery and Cutting Boards, Bakeware, and Tabletop), Sasaki® (Tabletop), Stiffel® (Tabletop) and Weir in Your Kitchen™ (Bakeware).

At September 30, 2006, the Company also operated 43 outlet stores under the Farberware® brand name and 41 outlet stores under the Pfaltzgraff® brand name.

The Company markets several product lines within each of the Company’s product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. At the heart of the Company is a strong culture of innovation and new product development. The Company developed or redesigned over 700 products in 2005 and expects to develop or redesign approximately 2,500 products in 2006. The Company has been sourcing its products in Asia for over 40 years and currently sources its products from approximately 325 suppliers located primarily in China.

Over the last several years, the Company’s sales growth has come from: (i) expanding product offerings within the Company’s current categories, (ii) developing and acquiring new product categories and (iii) entering new channels of distribution, primarily in the United States. Key factors in the Company’s growth strategy have been and will continue to be, the selective use and management of the Company’s strong brands and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that currently consists of 90 professional designers, artists and engineers. This team creates new products, packaging and merchandising concepts. Utilizing the latest available design tools, technology and materials, the Company works closely with its suppliers to enable efficient and timely manufacturing of its products.

On April 27, 2006, the Company completed the acquisition of the business and certain assets of Syratech Corporation. (See Note B to the condensed consolidated financial statements).

On May 10, 2006, the Company entered into a 15-year lease agreement for approximately 114,000 square feet of office and warehouse space located in The Business and Research Center at Garden City located at 1000 Stewart Avenue in Garden City, New York. On September 26, 2006, the Lease Agreement was amended to include an additional 18,000 square feet of space that will be occupied by the Company beginning in January 2009. The location will serve as the Company’s new corporate headquarters. (See Note J to the condensed consolidated financial statements).

On June 28, 2006, Outlet Retail Stores, Inc., a wholly-owned subsidiary of the Company entered into an agreement to terminate, effective June 30, 2006, its Outlet Store Operating Agreement with Cookware Concepts, Inc. (See Note J to the condensed consolidated financial statements).

On July 27, 2006, the Company entered into a 15-year lease agreement for approximately 60,000 square feet of office space located in the Greenway Tech Centre at 540 South George Street in York, Pennsylvania. The location will serve as the headquarters for the Company’s Farberware Outlet Store, Pfaltzgraff Factory Store and Pfaltzgraff Catalogue and Internet operations and will also serve as the Company’s principal design center for ceramic dinnerware and other ceramic products (See Note J to the condensed consolidated financial statements).

Business segments

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is comprised of the Company’s business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

Net sales for the quarter ended September 30, 2006 were $141.7 million, an increase of 50.3% over net sales of $94.2 million recorded for the 2005 quarter. Net sales for the Company’s wholesale segment for the 2006 quarter were $120.7 million, an increase of $48.6 million compared to net sales of $72.1 million for the 2005 period. The 2006 period sales include net sales of $42.6 million for the Syratech businesses acquired in April 2006 and the Salton business acquired in the third quarter of 2005. Excluding sales for the Syratech and Salton businesses, wholesale sales were $78.1 million or 8.3% higher in the 2006 period. This sales increase was primarily attributable to significant sales growth in KitchenAid® and Farberware® branded kitchen tools and gadgets and KitchenAid® and Cuisinart® branded cutlery, offset by lower sales of Pfaltzgraff dinnerware and to a lesser extent a decline in sales of home entertainment bakeware products. Net sales for the direct-to-consumer segment for the quarter ended September 30, 2006 were $21.0 million compared to net sales of $22.2 million for the 2005 quarter. The decrease was due primarily to fewer Farberware and Pfaltzgraff outlet stores operating in the 2006 period as the Company closed a number of unprofitable stores earlier in the year and lower comparative outlet store sales. The lower comparative store sales were due primarily to shortages and misalignment of retail inventories and failed execution of merchandising initiatives.

The Company’s gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix. In the third quarter of 2006, the Company’s gross profit margin decreased slightly for the wholesale segment and decreased for the direct-to-consumer segment.

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

The addition of the Pfaltzgraff outlet store and catalog and Internet operations to the Company’s direct-to-consumer segment has increased the significance of the direct-to-consumer operations to the Company’s operations as a whole which has significantly increased the seasonality of the Company’s business. The increase in seasonality is due to the fact that the sales in the direct-to-consumer segment are heavily weighted to the latter part of the year, while the operating expenses are largely fixed throughout the year.

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

Inventory, consisting principally of finished goods, are priced under the lower-of-cost (first-in, first-out basis) or market method. The Company’s management periodically reviews and analyzes inventory based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. In the Company’s most recent assessment of impairment of goodwill, the Company made estimates of fair value using several approaches. In the Company’s ongoing assessment of impairment of goodwill and other intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of September 30, 2006, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that a long-lived asset shall be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based upon such review, no impairment to the carrying value of any long-lived asset has been identified at September 30, 2006.

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

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.2	56.4	57.7	57.2
Distribution expenses	9.9	11.8	12.0	12.5
Selling, general and administrative expenses	22.1	23.1	26.1	23.5

Income from operations	8.8	8.7	4.2	6.8
Interest expense	1.1	0.9	0.9	0.8

Income before income taxes	7.7	7.8	3.3	6.0
Income taxes	3.0	3.0	1.3	2.3

Net income	4.7%	4.8%	2.0%	3.7%

Three Months Ended September 30, 2006 as
Compared to Three Months Ended September 30, 2005

Net Sales

Net sales for the quarter ended September 30, 2006 were $141.7 million, an increase of 50.3% over net sales of $94.2 million recorded for the 2005 quarter.

Net sales for the Company’s wholesale segment for the 2006 quarter were $120.7 million, an increase of $48.6 million compared to net sales of $72.1 million for the 2005 period. The 2006 period sales include combined net sales of $42.6 million for the Syratech businesses acquired in April 2006 and the Salton business acquired in the third quarter of 2005. Excluding sales for the Syratech and Salton businesses, wholesale sales were $78.1 million or 8.3% higher in the 2006 period. This sales increase was primarily attributable to significant sales growth in KitchenAid® and Farberware® branded kitchen tools and gadgets and KitchenAid® and Cuisinart® branded cutlery, offset by lower sales of Pfaltzgraff dinnerware and to a lesser extent a decline in sales of home entertainment bakeware products.

Net sales for the direct-to-consumer segment for the quarter ended September 30, 2006 were $21.0 million compared to net sales of $22.2 million for the 2005 quarter. The decrease was due primarily to fewer Farberware and Pfaltzgraff outlet stores operating in the 2006 period as the Company closed a number of unprofitable stores earlier in the year and lower comparative outlet store sales. The lower comparative store sales were due primarily to shortages and misalignment of retail inventories and failed execution of merchandising initiatives.

Cost of Sales

Cost of sales for the quarter ended September 30, 2006 was $83.9 million, an increase of $30.8 million, or 57.9%, over the 2005 quarter. Cost of sales as a percentage of net sales increased to 59.2% for the quarter ended September 30, 2006 compared to 56.4% for the 2005 quarter.

Cost of sales as a percentage of net sales in the wholesale segment was 61.6% for the quarter ended September 30, 2006 compared to 60.0% for the 2005 quarter. The lower gross profit margin reflects the impact of the Syratech businesses acquired in April 2006, which products generate lower gross profit margins than the Company’s other major product categories, offset by improved gross profit margins in the Company’s food preparation business. The improved gross profit margins in the Company’s food preparation business was primarily attributable to product mix.

Cost of sales as a percentage of net sales in the direct-to-consumer segment increased to 45.6% for the quarter ended September 30, 2006 compared to 44.6% for the 2005 quarter. The higher cost of sales to net sales percentage reflected the impact of aggressive sales promotions in the Farberware and Pfaltzgraff outlet stores.

Distribution Expenses

Distribution expenses for the quarter ended September 30, 2006 were $14.1 million, an increase of $3.0 million, or 26.6%, over distribution expenses of $11.1 million in the 2005 quarter. Distribution expenses as a percentage of net sales were 9.9% for the quarter ended September 30, 2006 compared to 11.8% for the 2005 quarter.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 9.0% in the 2006 quarter compared to 12.6% in the 2005 quarter. This improvement was due principally to the impact of the Syratech business acquired in April 2006, which business has a much higher proportion of their sales shipped direct to retailers from overseas suppliers than the Company’s other major product lines. Excluding Syratech, distribution expenses as a percentage of net sales were 11.6% in the 2006 quarter compared to 12.6% in the 2005 quarter. The improvement is due to the continued benefits of labor savings and efficiencies generated by the Company’s main distribution center in Robbinsville, New Jersey.

Distribution expenses for operating the direct-to-consumer business were approximately $3.2 million for the 2006 period compared to $2.0 million for the 2005 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2006 were $31.3 million, an increase of $9.5 million, or 43.7%, over the 2005 quarter.

The Company measures operating results by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for the three months ended September 30, 2006 and 2005 were $2.4 million and $2.3 million, respectively. Unallocated corporate expenses for the 2006 quarter include $400,000 of stock compensation expense.

Selling, general and administrative expenses in the Company’s wholesale segment were $18.0 million in the 2006 quarter compared to $9.4 million in the 2005 period and as a percentage of net sales was 14.9% in the 2006 quarter compared to 13.0% in the 2005 quarter. The increase in selling, general and administrative expenses is primarily due to the added operating expenses of the recently acquired Syratech business, and to a lesser extent, higher selling costs associated with increased sales volume.

Selling, general and administrative expenses in the Company’s direct-to-consumer segment were $10.9 million in the 2006 quarter compared to $10.2 million for the 2005 period and as a percentage of net sales was 52.0% in the third quarter of 2006 compared to 45.8% in the 2005 period.

Income From Operations

Income from operations for the quarter ended September 30, 2006 was $12.4 million compared to income from operations for the 2005 quarter of $8.2 million.

The Company measures operating results by segment excluding certain unallocated corporate expenses. Unallocated corporate expenses for the three months ended September 30, 2006 and 2005 were $2.4 million and $2.3 million, respectively. Unallocated corporate expenses for the 2006 quarter include $400,000 of stock compensation expense.

Income from operations for the wholesale segment for the quarter ended September 30, 2006 was $17.5 million compared to $10.4 million for the 2005 quarter and as a percentage of net sales, income from operations was slightly higher at 14.5% for the quarter ended September 30, 2006 compared to 14.4% for the 2005 quarter. Excluding the results of the Syratech businesses, operating income increased to 18.0% in the 2006 quarter.

The direct-to-consumer segment incurred an operating loss of $2.7 million for the quarter ended September 30, 2006, compared to income of $100,000 in the 2005 quarter. The loss in the 2006 period was primarily the result of negative comparable store sales in the Pfaltzgraff and Farberware outlet stores.

Interest Expense

Interest expense for the quarter ended September 30, 2006 was $1.5 million compared with $900,000 for the 2005 quarter. The increase in interest expense is due primarily to an increase in debt levels in the current period due primarily to the acquisition of the Syratech businesses.

Tax Provision

Income tax expense in the quarter ended September 30, 2006 was $4.2 million, compared to $2.8 million in the 2005 quarter. The Company’s marginal income tax rate was 38.5% for the 2006 quarter compared to 38.0% for the 2005 quarter. The increase in the marginal tax rate is due to income taxes related to stock option expense and a change in the state tax allocations.

Nine Months Ended September 30, 2006 as
Compared to Nine Months Ended September 30, 2005

Net Sales

Net sales for the nine months ended September 30, 2006 were $300.1 million, an increase of 63.5% over net sales of $183.5 million recorded for the 2005 period.

Net sales for the Company’s wholesale segment were $247.1 million, an increase of $92.9 million or 60.3% over net sales of $154.2 million for the 2005 period. The 2006 period sales include net sales of $21.3 million for the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005 and net sales of $55.7 million for the Syratech business that was acquired in April 2006. The 2005 period sales includes net sales of $11.1 million for the Pgaltzgraff and Salton businesses. Excluding net sales for Pfaltzgraff, Salton and Syratech, wholesale net sales were $170.1 million or 18.9% higher in the 2006 period compared to net sales of $143.1, in the 2005 period excluding net sales for the Pfaltzgraff and Salton businesses. The 18.9% increase in net sales was primarily attributable to significant sales growth in KitchenAid® and Farberware® branded kitchen tools and gadgets and Cusinart® and KitchenAid® branded cutlery.

Net sales for the direct-to-consumer segment for the nine months ended September 30, 2006 were $53.0 million compared to net sales of $29.3 million for the 2005 period. The increase was attributable to the acquisition of the Pfaltzgraff outlet stores and catalog and Internet operations in the third quarter of 2005.

Cost of Sales

Cost of sales for the nine months ended September 30, 2006 was $173.2 million, compared to $105.0 million, or for the 2005 period. Cost of sales as a percentage of net sales was slightly higher at 57.7% for the nine months ended September 30, 2006 compared to 57.2% for the 2005 period.

Cost of sales as a percentage of net sales in the wholesale segment was 60.5% for the nine months ended September 30, 2006 compared to 59.5% for the 2005 period. The decrease in gross profit margin was primarily attributable to the impact of the Syratech businesses acquired in April 2006, which products generally have lower gross profit margins than the Company’s other major product categories, offset by improved gross profit margins in the Company’s food preparation business. The improved gross profit margins in the Company’s food preparation business was primarily attributable to product mix.

Cost of sales as a percentage of net sales in the direct-to-consumer segment decreased slightly to 44.9% for the nine months ended September 30, 2006 compared to 45.1% for the 2005 period due to higher gross profit margins generated by the Pfaltzgraff catalog and Internet operations that were acquired in the third quarter of 2005.

Distribution Expenses

Distribution expenses for the nine months ended September 30, 2006 were $35.9 million, an increase of $12.9 million, or 55.9%, over distribution expenses of $23.0 million in the 2005 period. Distribution expenses as a percentage of net sales were 12.0% for the nine months ended September 30, 2006 compared to 12.6% for the 2005 period.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 11.4 % in the 2006 period compared to 13.6 % in 2005. This improvement was due principally to the impact of the Syratech business acquired in April 2006, which business has a much higher proportion of their sales shipped direct to retailers from overseas suppliers than the Company’s other major product lines and the continued benefits of labor savings and efficiencies generated by the Company’s main distribution center in Robbinsville, New Jersey.

The distribution expenses for operating the direct-to-consumer business were approximately $7.8 million for the 2006 period compared to $2.1 million for the 2005 period. The increase was attributable to the acquisition of the Pfaltzgraff outlet stores and catalog and Internet operations in the third quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $78.4 million, an increase of $35.4 million, or 82.2%, over the $43.0 million of expenses in the 2005 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for the nine months ended September 30, 2006 and 2005 were $5.7 million and $5.2 million, respectively. Unallocated corporate expenses for the nine months ended September 30, 2006 include $700,000 of stock compensation expense.

Selling, general and administrative expenses for the nine months ended September 30, 2006 in the Company’s wholesale segment were $42.7 million, an increase of $19.7 million or 85.6% over the $23.0 million of expenses for the 2005 period and as a percentage of net sales was 17.3% in the 2006 period compared to 14.9% in the 2005 period. The increase in selling, general and administrative expenses reflects the personnel related costs in establishing the Company’s internal infrastructure to support future growth, in particular in the tabletop category which includes the Pfaltzgraff and Salton businesses and the recently acquired Syratech business, and to a lesser extent, the higher selling costs associated with increased sales volume.

Selling, general and administrative expenses in the Company’s direct-to-consumer segment increased by $15.2 million in the 2006 period to $30.1 million and as a percentage of net sales was 56.7% in the nine months ended September 30, 2006 compared to 50.7% in the 2005 period. The increase in expenses was due to the acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations which has greatly expanded the Company’s direct-to-consumer operations.

Income From Operations

Income from operations for the nine months ended September 30, 2006 was $12.6 million compared to $12.5 million for the 2005 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses. Unallocated corporate expenses for the nine months ended September 30, 2006 and 2005 were $5.7 million and $5.2 million, respectively. Unallocated corporate expenses for the nine months ended September 30, 2006 include $700,000 of stock compensation expense.

Income from operations for the wholesale segment for the nine months ended September 30, 2006 was $27.0 million, compared to $18.5 million in operating income for the 2005 period. As a percentage of net sales, income from operations was 10.9% for the nine months ended September 30, 2006 compared to 12.0% for the 2005 period. The lower operating profit margin was attributable to the Syratech business that was acquired in April 2006 and generated a nominal operating profit margin.

The direct-to-consumer segment incurred an operating loss of $8.7 million for the nine months ended September 30, 2006, compared to a loss of $900,000 in the 2005 period.

Interest Expense

Interest expense for the nine months ended September 30, 2006 was $2.7 million compared with $1.4 million for the 2005 period. The increase in interest expense is due primarily to an increase in debt levels in the current period due primarily to the acquisition of the Syratech businesses.

Tax Provision

Income tax expense for the nine months ended September 30, 2006 was $3.8 million, compared to $4.2 million in the 2005 period. The Company’s marginal income tax rate was 38.4% for the nine months ended September 30, 2006 and 38.0% for the 2005 period. The increase in the marginal tax rate is due to income taxes related to stock option expense and a change in the state tax allocations.

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

At September 30, 2006, the Company also had a $100 million secured credit facility (the “Credit Facility”) that expires in July 2010. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness and sale of assets; a minimum fixed charge ratio; a maximum leverage ratio and for maintenance of a minimum net worth. At September 30, 2006, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. As of September 30, 2006, the Company had $11.9 million of letters of credit and $30.0 million of short-term borrowings and a $5.0 million term loan outstanding under the Credit Facility, and as a result, the availability under the Credit Facility at September 30, 2006 was $53.1 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at September 30, 2006 ranged from 6.32% to 6.52%.

On October 31, 2006, the Company amended its $100 million Credit Facility, to increase the size of the facility to $150 million and to extend its maturity to April 2011.

At September 30, 2006 the Company had cash and cash equivalents of $0.3 million compared to $0.8 million at December 31, 2005.

The Company declared the following dividends in 2006:

Dividend	Date declared	Date of record	Payment date
$0.0625	February 15, 2006	February 7, 2006	February 20, 2006

0.0625	April 24, 2006	May 5, 2006	May 19, 2006

0.0625	July 25, 2006	August 4, 2006	August 18, 2006

0.0625	October 24, 2006	November 3, 2006	November 17, 2006

The Company believes that its cash and cash equivalents, internally generated funds and its existing credit arrangement will be sufficient to finance its operations for at least the next twelve months.

Capital expenditures were $8.8 million for the nine months ended September 30, 2006 and $4.8 million in the 2005 period. The Company’s planned capital expenditures for the entire 2006 fiscal year are estimated at $13.0 million. These expenditures are expected to be funded from current operations, cash and cash equivalents and, if necessary, borrowings under the Company’s Credit Facility.

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

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There were no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three and nine month periods ended September 30, 2006.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2006, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors during the most recently completed fiscal quarter that materially affected, or are likely to materially affect internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.   Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 6.   Exhibits

Exhibit 10.1	Amended Lease Agreement dated as of September 26, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York.

Exhibit 31.1	Certification by Jeffrey Siegel, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by Robert McNally, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by Jeffrey Siegel, Chief Executive Officer, and Robert McNally, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.
/s/ Jeffrey Siegel	November 9, 2006

Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)
/s/ Robert McNally	November 9, 2006

Robert McNally
Vice President - Finance and Treasurer
(Principal Financial and Accounting Officer)