Form 10-K
period 2006-12-31
LIFETIME BRANDS, INC
filed 2007-03-15
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

 TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:  0-19254

LIFETIME BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2682486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Stewart Avenue, Garden City, New York, 11530
(Address of principal executive offices, including Zip Code)

(516) 683-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(check one):                 Large accelerated filer                         Accelerated filer                         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act).

Yes No

The aggregate market value of 11,158,095 shares of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $241,795,919. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.

The number of shares of Common Stock, par value $.01 per share, outstanding as of March 13, 2007 was 13,288,313.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

LIFETIME BRANDS, INC.
FORM 10-K
TABLE OF CONTENTS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.‘s (the “Company’s”) plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 1 of Part I and Item 7 of Part II, respectively. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in this Annual Report on Form 10-K, including the risk factors discussed in this Annual Report in Item 1A of part I under the heading “Risk Factors.” As described in this Annual Report on Form 10-K, such risks, uncertainties and other important factors include, among others:

•	the Company's relationship with key customers;

•	the Company's relationship with key licensors;

•	the Company's dependence on foreign sources of supply and foreign manufacturing;

•	the level of competition in the Company's industry;

•	changes in demand for the Company's products and the success of new products;

•	changes in general economic and business conditions which could affect customer payment practices or consumer spending;

•	industry trends;

•	increases in costs relating to manufacturing and transportation of products;

•	the seasonal nature of the Company's business;

•	departure of key personnel;

•	the timing of orders received from customers;

•	fluctuations in costs of raw materials;

•	encroachments on the Company's intellectual property;

•	product liability claims or product recalls;

•	the increased size of the Company's direct-to-consumer retail business; and

•	future acquisitions and integration of acquired businesses.

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

OTHER INFORMATION

The Company is required to file its annual reports on Forms 10-K and quarterly reports on Forms 10-Q, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information may be obtained with respect to the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company’s electronic filings with the SEC at http://www.sec.gov. The Company also maintains a website at http://www.lifetimebrands.com where users can access the Company’s electronic filings free of charge.

PART I

Item 1. Business

Overview

The Company is a leading designer, developer and marketer of a broad range of nationally branded consumer products used in the home. The Company markets its products under some of the most well-respected and widely-recognized brand names in the U.S. housewares industry including three of the four most recognized brands of “Kitchen Tool, Cutlery and Gadgets” according to the Home Furnishing News Brand Survey for 2005 — KitchenAid®, Farberware®, and Cuisinart®. The Company primarily targets moderate to premium price points through every major level of trade and generally markets several lines within each of its product categories, often under more than one brand. At the heart of the Company is a strong culture of innovation and new product development. In 2006 the Company developed or redesigned over 3,000 products and in 2007 expects to develop or redesign over 3,600 products. The Company sources products from approximately 450 suppliers located primarily in the People’s Republic of China.

The Company’s three main product categories and the products offered within the product categories are as follows:

Food Preparation	Tabletop	Home Décor
Kitchenware	Dinnerware	Wall Décor
Cutlery & Cutting Boards	Crystal	Picture Frames
Bakeware & Cookware	Flatware	Non-electric Lighting
Pantryware & Spices	Glassware	Lawn and Garden Décor
Fondues	Serveware	Seasonal Decorations
Tabletop accessories
Barware

The Company also sells products in the Bath Hardware and Accessories product category.

With the acquisition of the business and certain assets of Syratech Corporation in April 2006, the Company expanded its offerings in the Tabletop product category and entered the Home Décor product category.

The Company’s principle brands and products marketed under the brands are as follows:

Brand	Products
KitchenAid®	Kitchenware, Cutlery & Cutting Boards and Bakeware & Cookware
Farberware®	Kitchenware, Cutlery & Cutting Boards, Flatware and Dinnerware
Pfaltzgraff®	Dinnerware and Pantryware & Spices
Cuisinart®	Cutlery & Cutting Boards, Bakeware & Cookware, Dinnerware and Glassware
Wallace Silversmiths®	Flatware, Serveware, Giftware and Tabletop accessories
Towle Silversmiths®	Flatware, Serveware, Giftware and Tabletop accessories
Sabatier®	Cutlery & Cutting Boards, Bakeware & Cookware, Kitchenware and Serveware

The Company sells and markets its products under various brands which are either owned or licensed.

Brands owned by the Company and the products marketed under these brands include: Elements® (Wall Décor, Non-electric Lighting ,Lawn & Garden Décor and Seasonal Decorations), Pfaltzgraff® (Dinnerware and Pantryware & Spices), Kamenstein® (Pantryware & Spices), Wallace Silversmiths® (Flatware, Serveware, Giftware and Tabletop accessories), Towle Silversmiths® (Flatware, Serveware, Giftware and Tabletop accessories), International Silver Company® (Flatware, Serveware, Giftware and Tabletop accessories), Tuttle® (Flatware, Serveware, Giftware and Tabletop accessories), Melannco International® (Picture Frames), Gemco® (Glassware, Serveware, Tabletop accessories and Bath Hardware and Accessories), Roshco® (Kitchenware and Bakeware & Cookware), Block® (Crystal, Dinnerware and Giftware), Hoan® (Kitchenware), USE® (Bath Hardware & Accessories), Hoffritz® (Cutlery & Cutting Boards, Kitchenware, Tabletop accessories and Bakeware & Cookware), Rochard® (Tabletop accessories), Retroneu® (Flatware), CasaModa® (Barware), Cuisine de France® (Cutlery & Cutting Boards and Bakeware & Cookware) and Baker’s Advantage® (Bakeware).

Brands licensed by the Company and the products marketed under these brands include: KitchenAid® (Kitchenware, Cutlery & Cutting Boards and Bakeware & Cookware), Farberware® (Kitchenware and Cutlery & Cutting Boards, Flatware, Dinnerware and Serveware), Cuisinart® (Kitchenware, Cutlery & Cutting Boards, Dinnerware and Pantryware & Spices), Sabatier® (Cutlery & Cutting Boards, Bakeware & Cookware, Kitchenware and Serveware), Hershey®‘s (Fondues), Calvin Klein® (Dinnerware), Pedrini® (Kitcheware and Barware), Sasaki® (Crystal, Glassware, Dinnerware, Serveware and Flatware), Joseph Abboud Environments® (Dinnerware), Nautica® (Dinnerware and Glassware), Jell-O® (Bakeware & Cookware), Weir in Your Kitchen™ (Bakeware & Cookware) and DBK™ Daniel Boulud Kitchen (Pantryware & Spices).

Over the last several years, the Company’s sales growth has come from: (i) expanding product offerings within the Company’s current categories, (ii) developing and acquiring new product categories and (iii) entering new channels of distribution, primarily in the United States. Key factors in the Company’s growth strategy have been, and will continue to be, the selective use and management of the Company’s strong brands and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that currently consists of approximately 90 professional designers, artists and engineers. This team creates new products, packaging and merchandising concepts. Utilizing the latest available design tools, technology and materials, the Company works closely with its suppliers to enable efficient and timely manufacturing of its products.

The Company sells its products to a diverse nationwide customer base including mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets and off-price retailers, as well as through other channels of distribution. The Company’s most important retail customers are each serviced by an in-house team that includes representatives from the Company’s sales, marketing, merchandising and product development departments. The Company generally collaborates with its retail customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases. Wal-Mart Stores, Inc. (including Sam’s Club), which accounted for 17% of the Company’s net sales in 2006, is the Company’s single largest customer.

The Company also sells its products directly to the consumer through its own stores, mail order catalogs, and the Internet. At December 31, 2006 the Company had 83 outlet stores in 25 states operating under the Farberware® and Pfaltzgraff® names.

The Company’s national distribution system enables the Company to comply with the stringent “just-in-time” delivery requirements of its retail customers. The Company’s principal distribution center is a modern facility located in Robbinsville, New Jersey. The Company also operates distribution facilities in Mira Loma, California; East Boston, Massachusetts; Winchendon, Massachusetts; and York, Pennsylvania. In addition, the Company utilizes one distribution facility in California operated by a third-party logistics provider. The Company also utilizes five public warehouses, two of which are located in New Jersey, two of which are located in Massachusetts and one of which is located in Pennsylvania that handle additional capacity as needed.

The Company owns a sterling silver flatware manufacturing facility in Puerto Rico, which was acquired in connection with the Syratech acquisition, and a spice packing line within the Company’s Winchendon, Massachusetts facility. The Company sources all of its other products from independent suppliers, with which the Company has in many cases established long-term relationships. The Company has been sourcing products in Asia for over 46 years and currently sources products from approximately 450 suppliers located primarily in the People’s Republic of China, and to a lesser extent in the United States, Taiwan, Thailand, Malaysia, Indonesia, Germany, France, Korea, the Czech Republic, Italy, India, Portugal, Hong Kong, Great Britain, Hungary, The Philippines, Poland, Slovakia, Turkey and Vietnam. The Company collaborates with its major suppliers during the product development process and on manufacturing technology to achieve efficient and timely production. The Company believes the flexibility provided by its sourcing strategy has proven superior to the Company investing in manufacturing facilities

The Company operates in two reportable segments—wholesale and direct-to-consumer. The wholesale segment is comprised of the Company’s business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells directly to the consumer through the Company’s retail outlet stores, the Internet and our mail-order catalogs. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products. Additional information regarding the operating performance of each of the Company’s segments is discussed in Note I of the Notes to the Consolidated Financial Statements beginning on page F-1.

The Company has assembled a seasoned management team with experience and talent in the housewares and consumer products industries. The Company’s management team is focused on growing the Company’s business by capitalizing on the reputation of the Company’s well-respected and widely-recognized brands and the Company’s strengths in product design and innovation, product sourcing experience and expertise and long-term retail customer and supplier relationships.

Acquisitions

Since 1995 the Company has completed eight acquisitions that expanded the Company’s product offerings, allowed the Company to enter new product categories and add brands. In 1995, the Company acquired the Hoffritz® trademarks and brand name which the Company currently uses on various cutlery, kitchenware, bakeware and cookware products. In 1998, the Company entered the bakeware category with the acquisition of Roshco, Inc., a Chicago-based bakeware and baking-related products company. In September 2000, the Company acquired M. Kamenstein, Inc., a 107-year old housewares company, whose products included pantryware, teakettles, spices and spice racks, and home organization accessories. In 2003, the Company made two additional acquisitions, :USE®—Tools for Civilization Division of DX Design Express, Inc. and Gemco Ware, Inc., that introduced the Company to two new product categories: bath accessories and functional glassware products. In July 2004, the Company acquired Excel Importing Corp., which provided the Company with two new product categories: tabletop and cookware. In July 2005, the Company acquired The Pfaltzgraff Co., one of America’s leading designers and marketers of dinnerware and tabletop accessories for the home. In September 2005, the Company acquired certain assets and business of Salton, Inc. which provided the Company with additional brands and licenses in the tabletop category. In 2006 the Company further expanded its presence in the tabletop category and entered the home décor product category with the acquisition of Syratech Corporation a leading designer, importer, manufacturer and distributor of tabletop, home décor and picture frame products.

Recent acquisitions

2006

Syratech Corporation (“Syratech”) — In April 2006, the Company completed the acquisition of the business and certain assets of Syratech, a leading designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. The assets acquired included Syratech’s registered trademarks including Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Melannco International® and Elements®. In addition, the Company acquired a license for the Cuisinart® brand for tabletop products. The purchase price was approximately $51.0 million.

2005

Salton, Inc. (“Salton”) — In September 2005, the Company acquired certain tabletop assets and the related business of Salton. Salton’s products include dinnerware, flatware, glassware, crystal and tabletop accessories. The assets acquired include Salton’s Block® and Sasaki® brands, licenses to market Calvin Klein® and NapaStyle™ tabletop products and distribution rights for upscale crystal products under the Atlantis brand. In addition, the Company entered into a license agreement with Salton to market tabletop products under the Stiffel® brand. The purchase price was approximately $14.0 million.

The Pfaltzgraff Company (“Pfaltzgraff”) — In July 2005, the Company acquired the business and certain assets of Pfaltzgraff. Pfaltzgraff designed ceramic dinnerware and tabletop accessories for the home and distributed these products through retail chains, company-operated outlet stores and through catalog and Internet operations. The purchase price was approximately $38.3 million.

2004

Excel Importing Corp. — In July 2004, the Company acquired the business and substantially all of the assets of Excel, which designed, marketed and distributed a diversified line of high quality cutlery, tabletop, cookware and barware products under well-recognized premium brand names, including Sabatier®, Farberware®, Joseph Abboud Environments® and DBK™ Daniel Boulud Kitchen, all of which are licensed, and Retroneu®, which is owned. The purchase price was approximately $7.1 million.

Licenses

The Company uses the Farberware® brand name pursuant to a 200 year royalty-free license and licenses the KitchenAid® and Cuisinart® brand names from Whirlpool Corporation and Conair Corporation, respectively. In February 2004, the Company entered into a license agreement with Hershey Foods Corporation to market S’mores Makers™ and fondues under the Hershey’s® brand, and in July 2004 with the acquisition of Excel, the Company acquired license agreements for the Sabatier®, Joseph Abboud Environments® and DBK™ Daniel Boulud Kitchen brand names and an additional license for Farberware® dinnerware, flatware, plastic beverage, plastic giftware and plastic serviceware not covered by the Company’s existing Farberware® license. The Company acquired license agreements for the Nautica® and Weir in Your Kitchen™ brands with the acquisition of the business and certain assets of Pfaltzgraff in July 2005 and for the Calvin Klein® and Sasaki® brands with the acquisition of the tabletop assets and related business of Salton in September 2005 and entered into a license agreement with Salton to market tabletop products under the Stiffel® brand. In March 2006 the Company entered into a license agreement with Pedrini PPL Socieia Per Azioni to market various products including kitchenware, barware, bakeware and cookware under the Pedrini® brand. In April 2006, the Company acquired an additional license to market dinnerware and glassware under the Cuisinart® brand with the acquisition of Syratech.

Significant licenses

Farberware license

In 1996, the Company entered into an agreement to acquire certain assets of Farberware, Inc. Under the terms of the acquisition agreement the Company acquired a 200 year, royalty-free, exclusive right to use the Farberware® name in connection with product lines covered by then existing license agreements between the Company and Farberware®, which included kitchen cutlery and cutting boards (excluding flatware) plus a limited number of certain additional products. Upon the acquisition of Excel, the Company obtained an additional Farberware® licensing agreement for dinnerware, flatware, plastic beverage and plastic giftware/serveware which was recently extended for four years beginning on July 1, 2005 and extending through June 30, 2009.

KitchenAid license

On September 29, 2000, the Company entered into a licensing agreement with Whirlpool Corporation. The agreement allows the Company to design, manufacture and market an extensive range of kitchenware products under the KitchenAid® brand name.

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

Cuisinart license

On March 19, 2002, the Company entered into a licensing agreement with Conair Corporation that allows the Company to design, manufacture and market a wide variety of kitchen cutlery products under the Cuisinart® brand name. On April 8, 2004, the Company’s licensing agreement with Conair Corporation was amended, expanding the covered products to include cutting boards. The license for kitchen cutlery products would have expired on June 30, 2006 and the license for cutting board products expires on June 30, 2007; however, each license renews automatically for successive one year terms provided the agreement is not earlier terminated by either party and certain minimum royalty requirements are met. On December 6, 2004, the Company’s licensing agreement was amended , changing the commencement date of each automatic successive one year term to January 1.

On April 27, 2006, the Company acquired as part of its acquisition of Syratech, an additional license to market dinnerware and glassware under the Cuisinart® brand. The license expires on October 31, 2009.

Sabatier license

On July 23, 2004, the Company acquired from Excel a licensing agreement with Rousellon Freres to utilize the Sabatier® brand name for cutlery as well as flatware, serveware, bakeware and dinnerware line extensions. The licensing agreement was extended for twenty years until December 31, 2023 and may be automatically renewed for two ten-year terms.

Calvin Klein license

On September 19, 2005, the Company acquired a licensing agreement with Calvin Klein, Inc. to utilize the Calvin Klein® brand name for tabletop products (including dinnerware, flatware, glassware and crystal) from Salton. The license extends to December 31, 2010 provided that certain minimum royalty requirements are met.

Product categories

Food preparation (Kitchenware, Cutlery & Cutting Boards Bakeware & Cookware, Pantryware & Spices and Fondues)

The Company distributes kitchenware items under various brand names including KitchenAid®, Farberware®, Sabatier®, Hoffritz®, DBK™Daniel Boulud Kitchen, Gemco® and Hoan®. Products include tools and gadgets used in the preparation and serving of meals, functional glassware products for storing and dispensing food and condiments, and barbeque tools and accessories. The products are typically packaged on cards, which generally are hung on racks for maximum point of sale display visibility. The Company also provides J-Hook and Clip Strip merchandising systems to retail customers, especially supermarkets and mass merchants, to create additional selling space and to trigger impulse buying. The Company distributes kitchen cutlery under a variety of brands, including KitchenAid®, Farberware®, Cuisinart®, Sabatier®, Hoffritz® and DBK™ Daniel Boulud Kitchen. Cutlery products include kitchen knives, steak knives, shears, sharpening steels and specialty items, such as the Japanese-inspired Santoku knife, which features grooved kullens to facilitate cutting through foods of all types. Cutlery products are offered in open stock, in sets, and in countertop blocks and carousels. The Company distributes metal, ceramic, and silicone bakeware and baking related products under the Roshco®, KitchenAid®, Baker’s Advantage®, Hoffritz®, Pfaltzgraff® and Weir In Your Kitchen™ trade names. These products include baking, measuring, and rangetop products such as cake and pie pans, cookie sheets, cookie presses, muffin pans, roasters, scraper sets, whisks, cutters, rolling pins, baking shells, baking cups, measuring devices, thermometers, timers, pizza stones, fondues and woks. The Company also markets a line of products for casual home entertaining, including barware, buffet servers and warmers, fondues, and devices for tabletop cooking. These products are marketed under the Hoffritz®, Farberware®, Hershey®‘s, Hershey’s Kisses® and CasaMôda ™ brands. The Company distributes lines of stainless steel and aluminum cookware under the Sabatier®, Hoffritz® and Cuisine De France® brands. The Company distributes pantryware and spices which include wood, wire and stainless steel breadboxes, mug holders, paper towel dispensers, spice racks, grinders, caddies, teakettles and storage and organization products. The Company also sells individual spices, rubs and blends in single containers and in sets. These products are distributed under the Kamenstein®, Farberware®, KitchenAid®, DBK™ Daniel Boulud Kitchen and Hoffritz® trade names.

Tabletop (Dinnerware, Flatware, Glassware, Crystal, Serveware, Tabletop accessories and Barware)

The Company distributes dinnerware, flatware, hollowware, drinkware, crystal, and tabletop accessories under the Pfaltzgraff®, Farberware®, Sabatier®, Joseph Abboud Environments®, Retroneu®, Nautica®, Weir In Your Kitchen™, Atlantis, Block®, Calvin Klein® Home, Sasaki® Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Cuisinart, Rochard™ and Stiffel® brands. Dinnerware includes plates, bowls, cups and accessories, which are sold in boxed sets and as individual pieces in both casual and formal styles. Flatware includes sterling silver, stainless steel and silver-plated knives, forks, spoons, and serving pieces; hollowware includes candlesticks, casseroles and coffee and tea services; drinkware comprises glassware, stemware and barware, as well as pitchers, vases and related accessories; crystal includes stemware, barware, decanters and decorative objects, such as porcelain boxes ; and tabletop accessories including salad bowls, serving bowls, and serving platters.

Home Décor (Picture Frames, Wall Décor, Non-electric Lighting, Lawn and Garden Décor and seasonal decorations)

The Company distributes under the Melannco International®, International Silver Company®, Wallace Silversmiths®, and Towle Silversmiths® tradenames several lines of picture frames and photo albums. The picture frames range from sterling silver on the high end to a variety of other frames produced in wood, resin, ceramic, metal and other mediums. The photo albums are produced in metal, fabric and wood.  The Company distributes a wide range of other products under tradenames including International Silver Company® and Elements® such as non-electric lighting and candles including candle holders produced in glass, ceramic, metal, and other mediums, brassware, napkin rings and decorative clocks, figurines, vases, bowls, trays, lawn and garden décor (statuary and plant stands) and other items comprised of metal, resin, textiles, wood, ceramic and glass. The Company manufactures limited edition, sterling silver Christmas ornaments that are marketed under the tradenames Wallace Silversmiths® and Towle Silversmiths®. The Company designs, markets and distributes a diverse product offering of other Christmas decorations including figurines, ornaments, waterglobes, collectibles, trim, lighting, nativities, and other decorative items for Valentine’s Day, Easter, Mother’s Day, Halloween, and Thanksgiving produced in wood, resin, metal, paper, textiles, glass and ceramic under the tradenames Wallace Silversmiths® and International Silver Company®.

Customers

The Company’s products are sold primarily in the United States. The Company sells its products to a diverse nationwide customer base including mass merchants (such as Wal-Mart and Target), specialty stores (such as Bed Bath & Beyond and Linens’n Things), national chains (such as JC Penney, Kohl’s, and Sears), department stores (such as Bloomingdale’s, Macy’s and Saks), warehouse clubs (such as Costco, BJ’s Wholesale Club and Sam’s Club), home centers (such as Lowe’s and The Home Depot), supermarkets (such as Stop & Shop and Kroger) and off-price retailers (such as Marshalls, T.J. Maxx and Ross Stores). The Company also sells its products directly to the consumer through its Company-owned outlet stores, mail order catalogs and the Internet.

During the years ended December 31, 2006, 2005 and 2004, Wal-Mart Stores, Inc. (including Sam’s Clubs) accounted for approximately 17%, 20% and 24% of net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during 2006, 2005 or 2004. For the years ended December 31, 2006, 2005 and 2004, the Company’s ten largest customers accounted for approximately 49%, 51% and, 59% of net sales, respectively.

At December 31, 2006 the Company also operated 43 retail outlet stores in 24 states under the Farberware® name and 40 retail outlet stores in 25 states under the Pfaltzgraff® name and catalog and Internet operations.

Distribution

The Company’s principal distribution center is a 698,000 square foot distribution facility located in Robbinsville, New Jersey. The facility was designed to enable the Company to comply with the current “just-in-time” delivery requirements of its major customers, as well as to enable the Company to meet the increasingly more stringent requirements that the Company anticipates will be imposed upon it by its retail customers in the foreseeable future.

The Company also operates the following distribution centers with the respective square footages of storage space:

York, Pennsylvania, 473,000 square feet

Mira Loma, California, 426,000 square feet,

Winchendon, Massachusetts, 169,000 square feet

East Boston, Massachusetts, 11,000 square feet.

In addition, the Company utilizes a 216,000 square foot distribution facility in California operated by a third-party logistics provider and five public warehouses, two of which are located in New Jersey, two of which are located in Massachusetts and one of which is located in Pennsylvania that handle additional capacity as needed.

Sales and Marketing

The Company maintains separate sales forces for its product lines so as to provide the specialized expertise and attention necessary to service its customer base. The Company’s sales and marketing staff coordinates with individual retailers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed several promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s various sales and marketing efforts are supported from its principal office and showroom in Garden City, New York. The Company also maintains additional showrooms in New York, Atlanta, Bentonville, Boston, and Dallas. The Company’s sales and marketing staff at December 31, 2006, consisted of approximately 125 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

The Company’s most important retail customers are each serviced by an in-house team that includes representatives from the Company’s sales, marketing, merchandising and product development departments. The Company generally collaborates with its retail customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and packaging for their stores.

Sources of Supply and Manufacturing

The Company sources products from approximately 450 suppliers located primarily in the People’s Republic of China, and to a lesser extent in the United States, Taiwan, Thailand, Malaysia, Indonesia, Germany, France, Korea, the Czech Republic, Italy, India, Portugal, Hong Kong, Great Britain, Hungary, The Philippines, Poland, Slovakia, Turkey and Vietnam.

The Company’s policy is to maintain several months of supply of inventory and, accordingly, the Company orders products substantially in advance of the anticipated time of their sale to the Company’s customers. While the Company does not have any long-term formal arrangements with any of its suppliers, in certain instances, particularly with respect to the manufacture of cutlery, the Company places purchase orders for products several months in advance of receipt of orders from its customers. The Company’s arrangements with most manufacturers allow for some flexibility in modifying the quantity, composition and delivery dates of orders. All purchase orders are in United States dollars and are cancelable.

The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products under the Wallace Silversmiths® , Towle Silversmiths®, International Silver Company® and Tuttle® Brands.

The Company operates a spice packing line within its Winchendon, Massachusetts facility where it assembles spices and spice racks under the Kamenstein®, Pfaltzgraff® and DBK™ Daniel Boulud Kitchen brands.

Competition

The markets for Food Preparation, Tabletop and Home Décor products are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products to retailers are consumer brand name recognition, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability, prompt delivery and selling price.

Patents

The Company owns approximately 107 design and utility patents on the overall design of some of its products. The Company acquired patents and copyrights as part of the Hoffritz, Roshco, Kamenstein, :USE, Excel, Pfaltzgraff, Salton and Syratech acquisitions. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company’s business.

Backlog

Backlog is not material to the Company’s business because actual confirmed orders are typically not received until close to the required shipment dates.

Employees

As of December 31, 2006, the Company had 1,199 full-time employees, of whom 16 were employed in an executive capacity, 257 in sales, marketing, design or product development capacities, 249 in financial, administrative or clerical capacities, 340 in warehouse or distribution capacities and 337 in the Company’s direct-to-consumer business. In addition, the Company employs 425 people on a part-time basis, predominately in its direct-to-consumer business. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

Regulatory Matters

Certain of the products the Company manufactures are subject to the jurisdiction of the U.S. Consumer Product Safety Commission. The Company’s spice container filling operation in Winchendon, Massachusetts is regulated by the Food and Drug Administration. The Company’s products are also subject to regulation under certain state laws pertaining to product safety and liability.

Item 1A. Risk Factors

The Company’s business, operations, and financial condition are subject to various risks. Some of these risks are described below. This section does not describe all risks that may be applicable to the Company, the Company’s industry, or the Company’s business, and it is intended only as a summary of certain material risk factors.

The Company must successfully anticipate changing consumer preferences and buying trends and manage its product line and inventory commensurate with customer demand.

The Company’s success depends upon its ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. Consumer preferences cannot be predicted with certainty and may change between selling seasons. The Company must make decisions as to design, development, expansion and production of new and existing product lines. If the Company misjudges either the market for its products, the purchasing patterns of its retailers’ customers, or the appeal of the design, functionality or variety of its product lines, the Company’s sales may decline significantly, and it may be required to mark down certain products to sell the resulting excess inventory or sell such inventory through the Company’s outlet stores, or other liquidation channels, at prices which can be significantly lower than the Company’s normal wholesale prices, each of which would harm its business and operating results.

In addition, the Company must manage its inventory effectively and commensurate with customer demand. A substantial portion of the Company’s inventory is sourced from vendors located outside the United States. The Company generally commits to purchasing products before it receives firm orders from its retail customers and frequently before trends are known. The extended lead times for many of the Company’s purchases, as well as the development time for design and deployment of new products, may make it difficult for the Company to respond rapidly to new or changing trends. In addition, the seasonal nature of the Company’s business requires it to carry a significant amount of inventory prior to the year-end holiday selling season. As a result, the Company is vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of product purchases. If the Company does not accurately predict its customers’ preferences and acceptance levels of its products, the Company’s inventory levels may not be appropriate, and its business and operating results may be adversely impacted.

The Company’s business depends, in part, on factors affecting consumer spending that are out of the Company’s control.

The Company’s business depends on consumer demand for its products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and inflation, incidents and fears relating to national security, terrorism and war, hurricanes, floods and other natural disasters, inclement weather, consumer debt, unemployment rates, interest rates, sales tax rates, fuel and energy prices, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security generally. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for the Company’s products, change the mix of products the Company sells to a different mix with a lower average gross margin, slower inventory turnover and greater markdowns on inventory, thus reducing the Company’s sales and harming its business and operating results.

The Company faces intense competition from companies with similar brands or products and from companies in the retail industry.

The markets for Food Preparation, Tabletop, and Home Décor products are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company, have greater financial and other resources than the Company, and may have more established brand names in some or all of the markets the Company serves. The primary competitive factors in selling such products to retailers are consumer brand name recognition, quality, packaging, breadth of product line, distribution capability, prompt delivery in response to retail customers’ order requirements, and ultimate price to the consumer.

The competitive challenges facing the Company include:

•	anticipating and quickly responding to changing consumer demands better than the Company's competitors;

•	maintaining favorable brand recognition and achieving customer perception of value;

•	effectively marketing and competitively pricing the Company's products to consumers in diverse market segments and price levels; and

•	developing innovative, high-quality products in designs and styles that appeal to consumers of varying groups, tastes and price level preferences, and in ways that favorably distinguishes the Company from its competitors.

In addition, the Company operates its outlet store, catalog and Internet businesses under highly competitive conditions. The Company has numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail order retailers. Competition is characterized by many factors, including product assortment, advertising, price, quality, service, location, reputation and credit availability. If the Company does not compete effectively with regard to these factors, its results of operations could be materially and adversely affected.

In light of the many competitive challenges facing the Company, the Company may not be able to compete successfully. Increased competition could adversely affect the Company’s sales, operating results and business, by forcing the Company to lower its prices or sell fewer units, which could reduce the Company’s gross profit and net income.

The Company’s direct-to-consumer segment may not be successful.

The Company’s direct-to-consumer segment was not profitable in 2006 due principally to a misalignment of retail inventories and unsuccessful merchandising initiatives in the retail outlet stores. The Company has initiated a management restructuring in its direct-to-consumer segment, and believes these problems will be successfully addressed. The Company continues to evaluate its outlet store operations and continues to close unprofitable stores and introduce new store formats. There can be no assurance that the Company efforts in relation to its outlet store operations will result in the profitability of the direct-to-consumer segment.

The Company has a single customer that accounted for17% of its net sales in 2006.

The Company distributes its products through a diverse nationwide base of retail customers including mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets and off-price retailers, as well as through other channels of distribution, including its outlet store, catalog and Internet businesses. However, during the years ended December 31, 2006, 2005 and 2004, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for approximately 17%, 20%, and 24% of the Company’s net sales, respectively. Any material reduction of product orders by Wal-Mart Stores, Inc. could have significant adverse effects on the Company’s business and operating results, including the loss of predictability and volume production efficiencies associated with such a large customer. In addition, any pressure by Wal-Mart Stores, Inc. to reduce the price of the Company’s products could result in the reduction of the Company’s operating margin. No customer other than Wal-Mart Stores, Inc. accounted for 10% or more of the Company’s net sales during 2006, 2005 or 2004.

The Company depends on key vendors for timely and effective sourcing of its products, and the Company is subject to various risks and uncertainties that may affect its vendors’ ability to produce quality merchandise.

The Company sources a significant majority of its products from independent suppliers with which the Company may have in many cases established long-term relationships. The Company’s performance depends on its ability to have its products manufactured to the Company’s designs and specifications in sufficient quantities at competitive prices. The Company has no contractual assurances of continued supply, pricing or access to products, and in general, vendors may discontinue selling to the Company at any time. The Company may not be able to acquire its products in sufficient quantities, with the quality assurance that the Company requires, and on terms acceptable to the Company.

The Company sources its products from approximately 450 suppliers located primarily in the People’s Republic of China, and to a lesser extent in the United States, Taiwan, Thailand, Malaysia, Indonesia, Germany, France, Korea, the Czech Republic, Italy, India, Portugal, Hong Kong, Great Britain, Hungary, The Philippines, Poland, Slovakia, Turkey and Vietnam. The Company’s three largest suppliers in China provided the Company with approximately 40% of the products it distributed in 2005 and 54% of the products it distributed in 2004. This concentration of sourcing is a risk to the Company’s business. Furthermore, because the Company’s product lines cover thousands of products, many products are produced for the Company by only one or two manufacturers. An interruption of supply from any of these manufacturers could also have an adverse impact on the Company’s ability to fill orders on a timely basis.

As a result, an interruption of supply from any of the Company’s suppliers, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results because the Company would be missing products that could be important to its assortment or to coordinated branded product lines, unless and until alternative supply arrangements are secured. The Company may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and/or more expensive than those the Company currently purchases. Replacement of manufacturing sources would require long lead-times to assure the vendors’ capability to manufacture to the Company’s designs and specifications, maintain quality control and achieve the production levels the Company requires. In addition, some of the Company’s customers demand a certain standard of shipping fulfillment (usually as a percentage of orders placed) and any disruption in the manufacturing of its products could result in the Company’s failure to meet such standards.

The Company is also subject to certain risks, including risks relating to the availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions, that might limit the Company’s vendors’ ability to provide it with quality merchandise on a timely basis. For these or other reasons, one or more of the Company’s vendors might not adhere to the Company’s quality control standards, and the Company might not identify the deficiency before products are shipped to its retail customers. The Company’s vendors’ failure to manufacture or ship quality merchandise in a timely and efficient manner could damage its reputation and that of brands offered by the Company, and could lead to a loss or reduction in orders by the Company’s retail customers and an increase in product liability claims or litigation.

Because most of the Company’s vendors are located in foreign countries, the Company is subject to a variety of additional risks and uncertainties.

The Company’s dependence on foreign vendors means, in part, that the Company may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although substantially all of the Company’s foreign purchases of products are negotiated and paid for in U.S. dollars, declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of the Company’s foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for products, hold up shipments to the Company or discontinue selling to the Company, any of which could ultimately reduce the Company’s sales or increase its costs.

The Company is also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, concerns over anti-dumping, work stoppages, economic uncertainties (including inflation), foreign government regulations, incidents and fears involving security, terrorism and wars, political unrest and other trade restrictions. The Company cannot predict whether any of the countries in which its products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, with respect to products for the home could increase the cost or reduce the supply of products available to the Company and adversely affect the Company’s business, financial condition and operating results. Furthermore, some or all of the Company’s foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions.

In addition, there is a risk that one or more of the Company’s foreign vendors will not adhere to its compliance standards such as fair labor practices and prohibitions on child labor. Such circumstances might create an unfavorable impression of the Company’s sourcing practices or the practices of some of its vendors that could harm the Company’s image. Additionally, certain of the Company’s major retail customers, including Wal-Mart Stores, Inc., routinely inspect its suppliers’ facilities to determine their compliance with applicable labor laws. A determination by such customers that one or more of the Company’s suppliers violate such standards could jeopardize the Company’s sales to such customers if the Company or the suppliers cannot effectively remedy any such violation in a timely manner. If any of these occur, the Company could lose sales, customer goodwill and favorable brand recognition, which could negatively affect the Company’s business and operating results.

Many of the Company’s leading product lines are manufactured under licensed trademarks and any failure to retain such licenses on acceptable terms may have an adverse effect on the Company’s business.

The Company promotes and markets some of its most successful product lines under trademarks the Company licenses from third-parties. Several of these license agreements are subject to termination by the licensor.

The Company’s license agreement with Whirlpool Corporation allows it to design, manufacture and market an extensive range of food preparation products under the KitchenAid® brand name. Whirlpool Corporation may terminate this license for cause if the Company is in default or upon the occurrence of a change of control of the Company. In addition, Whirlpool Corporation may terminate the agreement if, based on certain statistical parameters, a customer survey conducted by it shows that customers are dissatisfied with the products the Company markets under the license. Products marketed under the KitchenAid® name accounted for a substantial portion of the Company’s revenues in 2006. The Company may not be successful in maintaining or renewing the KitchenAid® license, which has significant commercial value to the Company, on terms that are acceptable to the Company or at all. The loss of the KitchenAid® license, or an increase in the royalties the Company pays under such license upon renewal, could have a material adverse affect on the Company’s results of operations.

In addition, any of the licensors of the Company’s trade names may encounter problems that would potentially diminish the prestige of the licensed trade names. In turn, this could negatively reflect on the Company’s line of products that are marketed under the applicable trade name. In the event that this occurs with respect to one of the Company’s leading product lines, the Company’s sales and financial results may be adversely affected. In addition, certain of the Company’s licenses have minimum sales requirements. If the Company is unable to achieve the minimum sales requirements under these licenses, the Company may incur a loss related to these licenses.

The Company must successfully manage the complexities associated with a multi-channel and multi-brand business.

The Company’s business requires the development, marketing and production of a wide variety of products in its three product categories: Food Preparation, Tabletop and Home Décor. Within each of these categories, it is necessary to market several full lines of branded products targeting different price and prestige levels, and each of these branded lines must contain an assortment of products and accessories with matched designs and packaging which are often sold as sets. The Company’s different product lines are sold under a variety of brand names, some of which are owned and some of which are licensed. Many of the Company’s products are inherently of the type that consumers prefer to purchase as part of a branded, matched line. Accordingly, both for marketing reasons and the requirements of the Company’s license agreements, the Company must maintain breadth of product lines and it must devote significant resources to developing and marketing new designs for the Company’s product lines. The inability to maintain the breadth of the Company’s product lines—whether due to vendor difficulties, design issues, retail orders for less than all of the products in a line, or other problems—could result in competitive disadvantages as well as the potential loss of valuable license arrangements.

In addition, the Company sells its products through several different distribution channels (mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets, off-price retailers, outlet stores, catalogs and over the Internet) and the Company must manage the selective deployment of branded lines within these channels so as to achieve maximum revenue and profitability. Failure to properly align brands and product lines to the price and prestige levels associated with particular channels of distribution could result in product line failures, damage to the Company’s reputation, and lost sales and profits.

The Company’s ability to deliver products to its customers in a timely manner and to satisfy its customers’ fulfillment standards is subject to several factors, some of which are beyond the Company’s control.

Retailers place great emphasis on timely delivery of the Company’s products for specific selling seasons and to fulfill consumer demand throughout the year. The Company cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas as well as customs clearance are on-going risks of the Company’s business. The Company also relies upon third-party carriers for its product shipments from the Company’s warehouse facilities to customers, and it relies on the shipping arrangements the Company’s suppliers have made in the case of products shipped directly to retailers from the supplier. Accordingly, the Company is subject to risks, including labor disputes such as the West Coast port strike of 2002, union organizing activity, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers and increased security restrictions, associated with such carriers’ ability to provide delivery services to meet the Company’s shipping needs. Failure to deliver products in a timely and effective manner to retailers could damage the Company’s reputation and brands and result in loss of customers or reduced orders. In addition, fuel costs have increased substantially, which will likely result in increased shipping expenses. Increased transportation costs and any disruption in the Company’s distribution process, especially during the second half of the year, which is the Company’s busiest selling period, could adversely affect the Company’s business and operating results.

The Company’s reliance on a third party logistic provider may result in customer dissatisfaction or increased costs.

One of the Company’s distribution facilities in California is currently operated by a third-party logistics provider. Failure of the third-party logistics provider to effectively and accurately manage on-site inventory and logistics functions at this distribution facility, especially during the second half of the year, could have an adverse effect on the Company’s business and its financial results.

The Company’s quarterly results of operations might fluctuate due to a variety of factors, including ordering patterns of the Company’s customers and the seasonality of the Company’s business.

The Company’s quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to the ordering patterns and timing of promotions of the Company’s major retail customers, which may differ significantly from period to period or from the Company’s original forecasts, and the strategic importance of third and fourth quarter results. A significant portion of the Company’s revenues and net earnings are realized during the second half of the calendar year, as order volume from the Company’s retail customer base reaches its peak as the Company’s customers increase their inventories for the end of year holiday season. If, for any reason, the Company were again to realize significantly lower-than-expected sales during the September through December selling season, the Company’s business and results of operations would be materially adversely affected.

The Company’s corporate compliance program cannot assure that it will be in complete compliance with all potentially applicable regulations, including the Sarbanes-Oxley Act of 2002.

As a publicly traded company the Company is subject to significant regulations, including the Sarbanes-Oxley Act of 2002. Many of these regulations were recently adopted and may be subject to change. In connection with the Company’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, and the corresponding audit of that assessment by the Company’s independent registered accounting firm, the Company or its independent registered public accounting firm did not identify any deficiencies in the Company’s internal control over financial reporting that constituted a “material weakness” as defined by the Public Company Accounting Oversight Board. The Company cannot assure that it will not find material weaknesses in the future or that the Company’s independent registered public accounting firm will conclude that the Company’s internal control over financial reporting is operating effectively.

The Company may not be able to successfully identify, manage or integrate future acquisitions.

Since 1995 the Company has completed nine acquisitions. Although the Company has grown significantly through acquisitions and intends to continue to pursue additional acquisitions in the future, the Company may not be able to identify appropriate acquisition candidates or, if its does, it may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into the Company’s existing operations. Integration of an acquired business could disrupt the Company’s business by diverting management away from day-to-day operations. Furthermore, failure to successfully integrate any acquisition may cause significant operating inefficiencies and could adversely affect the Company’s profitability.

The Company has limited experience operating in the Tabletop category which is the Company’s second largest product category, and limited experience in the Home Décor product category.

The Company acquired from Pfaltzgraff, Salton and Syratech several brands and product lines in the Tabletop and Home Décor product categories in which the Company has limited experience. The Company may encounter delays or difficulties in transitioning these product lines and the related brands and may not achieve the expected growth or cost savings. In particular, sales in the Tabletop and Home Décor product categories tend to rely significantly more on the appeal to consumers of the aesthetic design of the products than the Company’s other products lines, the sales of which tend to depend more upon the product’s functionality. Additionally, under their previous ownership, the Pfaltzgraff, Salton and Syratech businesses suffered material operating losses. The Company cannot assure that these product categories will be profitable.

Loss of key employees may negatively impact the Company’s success.

The Company’s success depends on its ability to identify, hire and retain skilled personnel. The Company’s industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with successful track records. The Company may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. If Jeffrey Siegel, the Company’s Chairman, President and Chief Executive Officer, were to leave the Company, it would have a material adverse effect on the Company.

The Company may compete with its customers’ internal efforts to design and manufacture products similar to the Company’s.

Some of the Company’s existing and potential customers continuously evaluate whether to design and manufacture their own products or purchase them directly from outside vendors and distribute them under their own brand names. Although, based on the Company’s past experience, such products usually target the lower price point portion of the market, if any of the Company’s customers or potential customers pursue such options it may adversely affect the Company’s business.

High costs of raw materials and energy may result in increased operating expenses and adversely affect the Company’s results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect the Company’s results of operations. The Company’s vendors purchase significant amounts of metals and plastics to manufacture the Company’s products. They also purchase significant amounts of electricity to supply the energy required in their production processes. The rising cost of fuel may also increase the Company’s transportation costs. The cost of these raw materials and energy, in the aggregate, represents a significant portion of the Company’s operating expenses. The Company’s results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase the Company’s working capital needs and, accordingly, can adversely affect the Company’s liquidity and cash flow. Additionally, higher fuel prices may decrease the number of consumer shopping trips and lower demand for merchandise sold through the Company’s outlet stores.

If the Company fails to adequately protect or enforce its intellectual property rights, competitors may produce and market products similar to the Company’s. In addition, the Company may be subject to intellectual property litigation and infringement claims by third parties.

The success of the Company’s products is inherently dependent on new and original designs that appeal to consumer tastes and trends at various price and prestige levels. The Company’s trademarks, service marks, patents, trade dress rights, trade secrets and other intellectual property are valuable assets that are critical to the Company’s success. Although the Company attempts to protect its proprietary properties through a combination of trademark, patent and trade secret laws and non-disclosure agreements, these may be insufficient. Although the Company has trademarks and certain patents issued or licensed to it for its products, the Company may not always be able to successfully protect or enforce its trademarks and patents against competitors, or against challenges by others. The Company sources substantially all of its products from foreign vendors, and the ability to protect the Company’s intellectual property rights in foreign countries may be far more difficult than in the United States. Many foreign jurisdictions provide less legal protection of intellectual property rights than the United States and it is difficult to even detect infringing products in such jurisdictions until they are already in widespread distribution. The costs of enforcing the Company’s intellectual property may adversely affect its operating results.

In addition, the Company may be subject to intellectual property litigation and infringement claims, which could cause it to incur significant expenses or prevent the Company from selling its products. A successful claim of trademark, patent or other intellectual property infringement against the Company could adversely affect the Company’s growth and profitability, in some cases materially. Others may claim that the Company’s proprietary or licensed products are infringing their intellectual property rights, and the Company’s products may infringe those intellectual property rights. The Company may be unaware of intellectual property rights of others that may cover some of its products. If someone claims that the Company’s products infringe their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The Company also may be subject to significant damages or injunctions preventing it from manufacturing, selling or using some aspect of the Company’s products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on the Company’s business and profitability.

If the Company’s products are found to be defective, the Company’s credibility and that of its brands may be harmed, market acceptance of the Company’s products may decrease and the Company may be exposed to liability in excess of its products liability insurance coverage.

The marketing of certain of the Company’s consumer products, such as tabletop cookware, involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. Any defects in products the Company markets could harm the Company’s credibility, adversely affect its relationship with its customers and decrease market acceptance of the Company’s products and the strength of the brand names under which the Company markets such products. In addition, potential product liability claims may exceed the amount of the Company’s insurance coverage under the terms of the Company’s policy. In the event that the Company is held liable for a product liability claim for which it is not insured, or for damages exceeding the limits of the Company’s insurance coverage, such claim could materially damage the Company’s business and its financial condition.

The Company experiences business risks as a result of the Company’s Internet business.

The Company competes with Internet businesses that handle similar lines of merchandise. These competitors have certain advantages, including the inapplicability of sales tax and the absence of retail real estate and related costs. As a result, increased Internet sales by the Company’s competitors could result in increased price competition and decreased margins adversely affecting the Company’s retail outlet, mail order catalog and Internet businesses as well as the company’s wholesale business. The Company’s Internet operations are subject to numerous risks, including reliance on third-party hosting and computer software and hardware providers and online security breaches and/or credit card fraud. The Company’s inability to effectively address these risks and any other risks that it faces in connection with its Internet business could adversely affect the profitability of the Company’s Internet business.

Government regulation of the Internet and e-commerce is evolving and unfavorable changes could harm the Company’s business.

The Company is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues would harm the Company’s business. This could, in turn, diminish the demand for the Company’s products on the Internet and increase the Company’s cost of doing business.

The Company may not be able to adapt quickly enough to changing customer requirements and e-commerce industry standards.

Technology in the e-commerce industry changes rapidly. The Company may not be able to adapt quickly enough to changing customer requirements and preferences and e-commerce industry standards. These changes and the emergence of new e-commerce industry standards and practices could render the Company’s existing websites obsolete.

The Company’s business is subject to technological risks.

The Company relies on several different information technology systems for the operation of its principal business functions, including the Company’s enterprise, warehouse management, inventory and re-ordering, point of sale and call center systems. In the case of the Company’s inventory forecast and re-ordering system, most of the Company’s orders are received directly through electronic connections with the Company’s largest customers. The failure of any one of these systems could have a material adverse effect on the Company’s business and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table describes the facilities at which the Company operated its business at December 31, 2006:

Description	Location	Size (Square Feet)	Owned/ Leased
Main warehouse and distribution facility	Robbinsville, New Jersey	698,000	Leased
Syratech warehouse and distribution facility	Mira Loma, California	424,050	Leased
Pfaltzgraff warehouse and distribution facility	York, Pennsylvania	312,900	Leased
Kamenstein warehouse and distribution facility	Winchendon, Massachusetts	169,000	Owned
Pfaltzgraff warehouse and distribution facility	York, Pennsylvania	160,000	Leased
Syratech office, showroom and warehouse facility	East Boston, Massachusetts	118,000	Leased
Syratech manufacturing facility	San German, Puerto Rico	54,772	Leased
Corporate headquarters	Westbury, New York	47,000	Owned
Syratech showroom	New York, New York	26,000	Leased
Pfaltzgraff offices	York, Pennsylvania	18,945	Leased
Syratech offices	Guangdong, China	18,013	Leased
Pfaltzgraff design center	York, Pennsylvania	15,298	Leased
Pfaltzgraff call center	York, Pennsylvania	14,479	Leased
Syratech showroom	Atlanta, Georgia	11,085	Leased
Syratech office	Shanghai, China	10,536	Leased
Showroom	Bentonville, Arkansas	10,443	Leased
Pfaltzgraff office	York, Pennsylvania	10,199	Leased
Pfaltzgraff information technology office	York, Pennsylvania	9,000	Leased
Tabletop showroom	New York, New York	6,960	Leased
Kamenstein office	Elmsford, New York	6,200	Leased
Syratech showroom	Dallas, Texas	5,350	Leased
Syratech office	Tianjin, China	4,516	Leased
Sales office	Chicago, Illinois	3,584	Leased
Pfaltzgraff showroom	New York, New York	1,780	Leased
Syratech warehouse facility	Guangdong, China	1,700	Leased
Syratech office	Hong Kong, China	709	Leased
Syratech showroom	Tianjin, China	108	Leased

In addition to the properties listed above, at December 31, 2006 the Company’s direct-to-consumer segment leased 83 stores in retail outlet centers located in 25 states throughout the United States. The square footage of the stores range from approximately 2,200 square feet to 16,500 square feet. The terms of these leases ranged from month-to-month to 6 years.

In May 2006, the Company entered into a 15-year lease agreement for approximately 114,000 square feet of office and warehouse space located in The Business and Research Center at Garden City located at 1000 Stewart Avenue in Garden City, New York. The location will serve as the Company’s new corporate headquarters. The Company occupied the new space in January 2007.

In July 2006, the Company entered into a 15-year lease agreement for approximately 60,000 square feet of office space located in the Greenway Tech Centre at 540 South George Street in York, Pennsylvania. The location will serve as the headquarters for the Company’s direct-to-consumer businesses and will also serve as the Company’s principal design center for ceramic dinnerware and other ceramic products. Occupancy began in January 2007. The new office space replaces approximately 67,000 square feet of office space that the Company leased in five separate locations in the York, Pennsylvania area.

Item 3. Legal Proceedings

The Company has, from time to time, been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of its business, and that none of this litigation, if determined adversely to it, would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market For The Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded under the symbol “LCUT” on The NASDAQ Global Market (“NASDAQ”). The Board of Directors of the Company has authorized a repurchase of up to 3,000,000 of its outstanding shares of Common Stock in the open market. Through December 31, 2006, a cumulative total of 2,128,000 shares of Common Stock had been repurchased and retired at a cost of approximately $15,235,000. There were no repurchases in 2006 or 2005.

The following table sets forth the high and low sales prices for the Common Stock of the Company for the fiscal periods indicated as reported by NASDAQ.

	2006		2005

	High	Low	High	Low

First Quarter	$28.19	$20.97	$17.34	$14.75
Second Quarter	30.00	20.98	19.74	14.55
Third Quarter	22.11	18.52	27.00	19.98
Fourth Quarter	20.49	15.83	26.61	19.75

At December 31, 2006, the Company estimates that there were approximately 3,925 registered holders of the Common Stock of the Company.

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is issued or outstanding.

The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its Common Stock during 2006 and 2005. The Board of Directors currently intends to continue to pay quarterly cash dividends of $0.0625 per share of Common Stock for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

The following table summarizes the Company’s equity compensation plans as of December 31, 2006

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance
Equity compensation plans	1,410,900	$22.78	678,396
approved by security
holders
Equity compensation plans	—	—	—
not approved by
security holders

Total	1,410,900	$22.78	678,396

PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company’s Common Stock with the Nasdaq Market Index and the Housewares Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s Common Stock.

LIFETIME BRANDS, INC.

Cumulative Total Stockholder Return for the Period December 31, 2001 through December 31, 2006 (1)

Date	Lifetime Brands, Inc.	Housewares Index	NASDAQ Market Index
12/31/2001	$100.00	$100.00	$100.00
12/31/2002	82.80	107.52	69.75
12/31/2003	303.32	92.90	104.88
12/31/2004	290.17	97.10	113.70
12/31/2005	382.07	95.47	116.19
12/31/2006	307.08	118.55	128.12

(1)	Assumes $100 invested on December 31, 2001 and assumes dividends reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 2006, 2005, 2004, 2003 and 2002. The material in this chart is not soliciting material, is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1993, as amended, or the Securities Exchange Act of 1934, as amended, whether or not made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing. A list of the companies included in the housewares index will be furnished by the Company to any stockholder upon written request to the Vice President- Finance of the Company.

Item 6. Selected Financial Data

The selected consolidated income statement data for the years ended December 31, 2006, 2005 and 2004, and the selected consolidated balance sheet data as of December 31, 2006 and 2005, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated income statement data for the years ended December 31, 2003 and 2002, and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002, have been derived from the Company’s audited consolidated financial statements which are not included in this Annual Report on Form 10-K. This information should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006(1)	2005(1)	2004(1)	2003(1)	2002(2)
Income Statement Data	(in thousands except per share data)
Net sales	$457,400	$307,897	$189,458	$160,355	$131,219
Cost of sales	265,749	178,295	111,497	92,918	73,145
Distribution expenses	49,729	34,539	22,830	21,030	22,255
Selling, general and administrative
expenses	112,122	69,891	40,282	31,762	28,923

Income from operations	29,800	25,172	14,849	14,645	6,896
Interest expense	4,576	2,489	835	724	1,004
Other income, net	(31)	(73)	(60)	(68)	(66)

Income before income taxes	25,255	22,756	14,074	13,989	5,958
Income taxes	9,723	8,647	5,602	5,574	2,407

Income from continuing operations	$15,532	$14,109	$8,472	$8,415	$3,551

Basic earnings per common share from
continuing operations	$1.18	$1.25	$0.77	$0.79	$0.34
Weighted average shares - basic	13,171	11,283	10,982	10,628	10,516

Diluted earnings per common share from
continuing operations	$1.14	$1.23	$0.75	$0.78	$0.34
Weighted average shares and common share
equivalents - diluted	14,716	11,506	11,226	10,754	10,541

Cash dividends paid per common share	$0.25	$0.25	$0.25	$0.25	$0.25

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data
Current assets	$231,633	$155,750	$103,425	$88,528	$66,189
Current liabilities	89,727	69,907	52,913	46,974	32,809
Working capital	141,906	85,843	50,512	41,554	33,380
Total assets	343,064	222,648	157,217	136,980	113,369
Short-term borrowings	21,500	14,500	19,400	16,800	14,200
Long-term debt	5,000	5,000	5,000	—	—
4.75% convertible notes	75,000	—	—	—	—
Stockholders' equity	161,611	140,487	92,938	86,081	78,309

(1)	The Company acquired the business and certain assets of: :USE in October 2003, Gemco Ware, Inc. in November 2003, Excel Importing Corp. in July 2004, Pfaltzgraff Co. in July 2005, Salton, Inc. in September 2005 and Syratech Corporation in April 2006.

(2)	Effective September 2002, the Company sold its 51% controlling interest in Prestige Italia, Spa and, together with its minority interest shareholder, caused Prestige Haushaltwaren GmbH (combined, the “Prestige Companies”) to sell all of its receivables and inventory to a European housewares distributor. The results of operations of the Prestige Companies through the date of disposal are reflected as discontinued operations and are therefore excluded from the selected consolidated income statement data presented above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is a leading designer, developer and marketer of a broad range of nationally branded consumer products. The Company’s three major product categories and the products that are included in each of the categories are as follows:

Food Preparation	Tabletop	Home Décor
Kitchenware	Flatware	Wall Décor
Cutlery & Cutting Boards	Crystal	Picture Frames
Bakeware & Cookware	Dinnerware	Non-electric Lighting
Pantryware & Spices	Glassware	Lawn & Garden Décor
Fondues	Serveware	Seasonal Decorations
Tabletop accessories
Barware
Giftware

In addition the Company sells products in the Bath Hardware and Accessories product category.

The Company sells and markets its products under various brands which are either owned or licensed.

Brands owned by the Company and the products marketed under these brands include: Elements® (Wall Décor, Non-electric Lighting, Lawn & Garden Décor and Seasonal Decorations), Pfaltzgraff® (Dinnerware and Pantryware & Spices), Kamenstein® (Pantryware & Spices), Wallace Silversmiths® (Flatware, Serveware, Giftware and Tabletop accessories), Towle Silversmiths® (Flatware, Serveware, Giftware and Tabletop accessories), International Silver Company® (Flatware, Serveware, Giftware and Tabletop accessories), Tuttle® (Flatware, Serveware, Giftware and Tabletop accessories), Melannco International® (Picture Frames), Gemco® (Glassware, Serveware, Tabletop accessories and Bath Hardware and Accessories), Roshco® (Kitchenware and Bakeware & Cookware), Block® (Crystal, Dinnerware and Giftware), Hoan® (Kitchenware), USE® (Bath Hardware & Accessories), Hoffritz® (Cutlery & Cutting Boards, Kitchenware, Tabletop accessories and Bakeware & Cookware), Rochard® (Tabletop accessories), Retroneu® (Flatware), CasaModa® (Barware), Cuisine de France® (Cutlery & Cutting Boards and Bakeware & Cookware) and Baker’s Advantage® (Bakeware).

Brands licensed by the Company and the products marketed under these brands include: KitchenAid® (Kitchenware, Cutlery & Cutting Boards and Bakeware & Cookware), Farberware® (Kitchenware and Cutlery & Cutting Boards, Flatware, Dinnerware and Serveware), Cuisinart® (Kitchenware, Cutlery & Cutting Boards, Dinnerware and Pantryware & Spices), Sabatier® (Cutlery & Cutting Boards, Bakeware & Cookware, Kitchenware and Serveware), Hershey®‘s (Fondues), Calvin Klein® (Dinnerware), Pedrini® (Kitcheware and Barware), Sasaki® (Crystal, Glassware, Dinnerware, Serveware and Flatware), Joseph Abboud Environments® (Dinnerware), Nautica® (Dinnerware and Glassware), Jell-O® (Bakeware & Cookware), Weir in Your Kitchen™ (Bakeware & Cookware) and DBK™ Daniel Boulud Kitchen (Pantryware & Spices).

The Company markets several product lines within each of the Company’s product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. At the heart of the Company is a strong culture of innovation and new product development. The Company developed or redesigned over 3000 products in 2006 and expects to develop or redesign approximately 3,600 products in 2007. The Company has been sourcing its products in Asia for over 46 years and currently sources its products from approximately 450 suppliers located primarily in China. The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products under the Wallace Silversmiths®, Towle Silversmiths®, International Silver Company® and Tuttle® Brands.

Over the last several years, the Company’s sales growth has come from: (i) expanding product offerings within the Company’s current categories, (ii) developing and acquiring new product categories and (iii) entering new channels of distribution, primarily in the United States. Key factors in the Company’s growth strategy have been, and will continue to be, the selective use and management of the Company’s strong brands and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that currently consists of approximately 90 professional designers, artists and engineers. This team creates new products, packaging and merchandising concepts. Utilizing the latest available design tools, technology and materials, the Company works closely with its suppliers to enable efficient and timely manufacturing of its products.

In April 2006, the Company acquired the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. The assets acquired included Syratech’s registered trademarks including Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Melannco International® and Elements® and a license to market Cuisinart® branded tabletop products.

Business Segments

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. At December 31, 2006, the Company operated 43 stores under the Farberware® brand name and 40 outlet stores under the Pfaltzgraff® brand name. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

Net sales for 2006 were $457.4 million, an increase of 48.6% over net sales of $307.9 million recorded for 2005.

Net sales for the Company’s wholesale segment were $374.1 million, an increase of $132.5 million or 54.8% over net sales of $241.6 million for 2005. Year-over-year sales comparisons for the wholesale segment were impacted by acquisitions in 2005 and 2006. Net sales for the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005 were $33.2 million in 2006 compared to $24.2 million in 2005. Net sales for the Syratech business acquired in April 2006 were $93.3 million. Excluding net sales for these acquired businesses, wholesale net sales were $247.6 million in 2006, 13.9% higher than net sales of $217.4 in 2005. The 13.9% increase in net sales was primarily attributable to sales growth in the Company’s food preparation product category, particularly Farberware® and KitchenAid® branded kitchen tools and gadgets and Cusinart® and KitchenAid® branded cutlery.

Net sales for the direct-to-consumer segment for 2006 were $83.3 million compared to net sales of $66.3 million for 2005. The increase was attributable to a full year of net sales in 2006 from the Pfaltzgraff outlet stores, catalog and Internet operations that were acquired in the third quarter of 2005.

The Company’s gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix. In 2006, the Company’s gross profit margin decreased slightly for the wholesale segment due to the impact of the Syratech business acquired in April 2006, as Syratech’s products generally are sold at lower gross profit margins than the average margin of the Company’s other major product categories. Gross profit margins for the direct-to-consumer segment increased due primarily to the impact of planned reductions of the aggressive sale promotions that occurred in 2005 and to the higher gross profit margins generated by the Pfaltzgraff catalog and Internet operations that were acquired in the third quarter of 2005.

Seasonality

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2006, 2005 and 2004, net sales for the third and fourth quarters accounted for 65%, 71% and 63% of total annual net sales, respectively. Operating profits earned in the third and fourth quarters of 2006, 2005 and 2004 accounted for 99%, 83% and 92% of total annual operating profits, respectively. Inventory levels increase primarily in the June through October time period in anticipation of the pre-holiday shipping season.

The acquisition of the Pfaltzgraff outlet store and catalog and Internet operations in July 2005 increased the significance of the direct-to-consumer segment to the Company’s earnings and significantly increased the seasonality of the Company’s business. The increase in seasonality is due to the fact that the sales in the direct-to-consumer segment are heavily weighted to the holiday shopping season in the latter part of the year and operating expenses, such as salaries and rent, are largely fixed throughout the year. As a result, the direct-to-consumer segment recognizes losses in the first half of the year.

Sales of the Syratech business that the Company acquired in April 2006 are also heavily weighted toward the second half of the year due to the nature of the products that they sell and, therefore, this business generally incurs operating losses in the first half of the year.

As a result of the foregoing, the Company expects that it will report net losses in the first and second quarters of 2007.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-K and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of tangible and intangible assets including goodwill and share-based compensation.

Actual results may differ from these estimates using different assumptions and under different conditions. The Company’s significant accounting policies are more fully described Note A to the consolidated financial statements. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Inventory consists principally of finished goods and is priced by the lower of cost (first-in, first-out basis) or market method. Inventory cost includes the invoice cost, import duties, freight-in costs, warehouse receiving expenses and procurement expenses. The Company periodically reviews and analyzes inventory based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise.

The Company sells products wholesale to retailers and distributors and retail direct to the consumer through Company-operated outlet store, catalog and Internet operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales.

The Company periodically reviews the collectibility of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the credit-worthiness of each wholesale customer. The Company also maintains an allowance for sales returns and customer chargebacks. To evaluate the adequacy of the sales return and customer chargeback allowances the Company analyzes currently available information and historical trends. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company’s estimate of sales returns was determined to be inadequate, additional allowances may be required.

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No.142, Goodwill and Other Intangible Assets. Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances indicate that such amounts may have been impaired. Impairment indicators include among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006, no impairment has occurred.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment. SFAS 123123(R) requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123123(R) also requires that excess tax benefits associated with share-based payments be classified as a financing activity in the statement of cash flows, rather than as operating cash flows as required by previous accounting standards. The Company adopted SFAS 123(R) using the modified-prospective transition method. Accordingly, the Company has not restated prior period amounts. In 2005, the Company accelerated the vesting of all unvested outstanding employee stock options in order to reduce the non-cash compensation expense that otherwise would have been required to be recorded under SFAS 123(R).

Results of Operations

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.1	57.9	58.9
Distribution expenses	10.9	11.2	12.0
Selling, general and administrative expenses	24.5	22.7	21.3

Income from operations	6.5	8.2	7.8
Interest expense	1.0	0.8	0.4

Income before income taxes	5.5	7.4	7.4
Income taxes	2.1	2.8	3.0

Net income	3.4%	4.6%	4.4%

Management’s Discussion and Analysis

2006 COMPARED TO 2005

Net Sales

Net sales for 2006 were $457.4 million, an increase of 48.6% over net sales of $307.9 million in 2005.

Net sales for the Company’s wholesale segment were $374.1 million, an increase of $132.5 million or 54.8% over net sales of $241.6 million for 2005. Year-over-year sales comparisons for the wholesale segment were impacted by acquisitions in 2005 and 2006. Net sales for the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005 were $33.2 million in 2006 compared to $24.2 million in 2005. Net sales in 2006 for the Syratech business acquired in April 2006 were $93.3 million. Excluding net sales for these acquired businesses, wholesale net sales were $247.6 million in 2006, 13.9% higher than net sales of $217.4 million in 2005. The 13.9% increase in net sales was primarily attributable to sales growth in the Company’s food preparation product category, particularly Farberware® and KitchenAid® branded kitchenware and Cusinart® and KitchenAid® branded cutlery & cutting boards.

Net sales for the direct-to-consumer segment for 2006 were $83.3 million compared to net sales of $66.3 million for 2005. The increase was attributable to a full year of net sales in 2006 from the Pfaltzgraff outlet store, catalog and Internet operations that were acquired in the third quarter of 2005. Net sales in the Company’s Pfaltzgraff and Farberware outlet retail stores were lower in the second half of 2006 than in the comparable period in 2005 primarily because of shortages and misalignment of retail inventories and because promotional sales events that occurred in 2005 were not repeated in 2006.

Cost of Sales

Cost of sales for 2006 was $265.7 million, compared to $178.3 million for 2005. Cost of sales as a percentage of net sales was slightly higher at 58.1% for 2006 compared to 57.9% for 2005.

Cost of sales as a percentage of net sales in the wholesale segment was 61.4% for 2006 compared to 59.9% for 2005. The decrease in gross profit margin was primarily attributable to the impact of the Syratech business acquired in April 2006, as Syratech’s products generally are sold at lower gross profit margins than the average margin of the Company’s other major product categories. Excluding Syratech, cost of sales as a percentage of net sales for the wholesale business improved to 58.3% in 2006 compared to 59.9% in 2005. This improvement in gross margin was attributable to product mix.

Cost of sales as a percentage of net sales in the direct-to-consumer segment decreased to 43.7% for 2006 compared to 50.4% for 2005. The increase in gross profit margin was due primarily to the impact of planned reductions of the aggressive sale promotions that occurred in 2005 and to the higher gross profit margins generated by the Pfaltzgraff catalog and Internet operations that were acquired in the third quarter of 2005.

Distribution Expenses

Distribution expenses for 2006 were $49.7 million, an increase of $15.2 million, or 44.1%, over distribution expenses of $34.5 million in 2005. Distribution expenses as a percentage of net sales were 10.9% for 2006 compared to 11.2% for 2005.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 10.2% in 2006 compared to 12.1% in 2005. This improvement was due principally to the impact of the Syratech business acquired in April 2006, which has a much higher proportion of their sales shipped direct to retailers from overseas suppliers than the Company’s other major product lines and to a lesser extent, the continued benefits of labor savings and efficiencies generated by the Company’s main distribution center in Robbinsville, New Jersey.

The distribution expenses for operating the direct-to-consumer business were approximately $11.7 million for 2006 compared to $5.4 million for 2005. The increase was attributable to the acquisition of the Pfaltzgraff outlet stores and catalog and Internet operations in the third quarter of 2005 which significantly expanded the Company’s direct-to-consumer operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2006 were $112.1 million, an increase of $42.2 million, or 60.4%, over the $69.9 million of expenses in 2005.

The Company measures operating income by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for 2006 and 2005 were $8.9 million and $7.5 million, respectively. Unallocated corporate expenses for 2006 include $1.2 million of stock option expense.

Selling, general and administrative expenses for 2006 in the Company’s wholesale segment were $59.9 million, an increase of $25.4 million or 73.6% over the $34.5 million of expenses for 2005 and as a percentage of net sales was 16.0% in 2006 compared to 14.3% in 2005. The increase in selling, general and administrative expenses reflects the added personnel related costs in establishing the Company’s internal infrastructure to support future growth, in particular for the Pfaltzgraff and Salton businesses that were acquired in 2005 and the Syratech business that was acquired in 2006, and to a lesser extent, the higher selling costs associated with increased sales volume.

Selling, general and administrative expenses in the Company’s direct-to-consumer segment increased by $15.4 million in 2006 to $43.3 million and as a percentage of net sales was 52.0% in 2006 compared to 42.1% in 2005. The increase in expenses was due to the acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations in July 2005, which has significantly expanded the Company’s direct-to-consumer operations.

Income From Operations

Income from operations for 2006 was $29.8 million compared to $25.2 million for 2005.

The Company measures operating income by segment excluding certain unallocated corporate expenses.

Income from operations for the wholesale segment for 2006 was $46.8 million, compared to $33.2 million for 2005. As a percentage of net sales, income from operations was 12.5% for 2006 compared to 13.7% for 2005. The lower operating profit margin was attributable to the Syratech business that was acquired in April 2006 which generated a lower operating profit margin than the Company’s food preparation business. Excluding Syratech, the wholesale segment’s operating profit margin increased to 15.2% in 2006 compared to 13.7% in 2005 due primarily to an improved gross profit margin that was attributable to product mix.

The direct-to-consumer segment incurred an operating loss of $8.1 million for 2006, compared to a loss of $444,000 in 2005. The loss in the 2006 period was primarily the result of negative comparable store sales in the Pfaltzgraff and Farberware outlet stores.

Interest Expense

Interest expense for 2006 was $4.6 million compared with $2.5 million for 2005. The increase in interest expense is due primarily to an increase in debt levels in 2006.

Tax Provision

Income tax expense for 2006 was $9.7 million, compared to $8.6 million in 2005. The Company’s marginal income tax rate was 38.5% for 2006 and 38.0% for 2005. The increase in the marginal tax rate is due to income taxes related to stock option expense and a change in the state tax allocations.

2005 COMPARED TO 2004

Net Sales

Net sales for 2005 were $307.9 million, representing 62.5% growth over the previous year. Excluding net sales of Pfaltzgraff and Salton products of approximately $72.2 million combined, net sales increased 24.4% over prior year net sales of $189.5 million.

Net sales for the Company’s wholesale segment increased to $241.6 million in 2005 compared to net sales of $173.6 million for 2004. Excluding the combined wholesale net sales of Pfaltzgraff and Salton of $24.2 million, 2005 net sales were $217.4 million, an increase of 25.2% over 2004. This increase was primarily attributable to significantly higher sales in the Company’s food preparation product category, specifically cutlery products, particularly as a result of increased net sales from the Company’s newly introduced lines of KitchenAid® branded cutlery and higher net sales of Farberware® cutlery, and solid growth in sales of KitchenAid® and Farberware® branded kitchen tools and gadgets and Roshco® and KitchenAid® bakeware.

Net sales for the direct-to-consumer segment for 2005 increased to $66.3 million compared to net sales of $15.9 million for 2004. The increase was due primarily to the acquisition of the Pfaltzgraff outlet stores, catalog and Internet operations, which contributed $48.0 million in sales in 2005.

Cost of Sales

Cost of sales for 2005 was $178.3 million, an increase of 59.9% over 2004. Cost of sales as a percentage of net sales decreased to 57.9% for 2005 compared to 58.9% for 2004, the result of a higher proportion of sales in the 2005 period coming from the direct-to-consumer segment where gross profit margins are higher than the wholesale segment.

Cost of sales as a percentage of sales for the wholesale segment in 2005 was 60.0% compared to 59.8% in 2004. The decrease in gross profit margin was due primarily to product mix.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 50.4% for 2005 compared to 48.6% for 2004. The decrease in gross profit margin was attributable to the addition of the Pfalztgraff stores, the product mix of which had lower profit margins than the Farberware outlet stores, offset in part by the higher margins generated by the Pfaltzgraff catalog and Internet business.

Distribution Expenses

Distribution expenses for 2005 were $34.5 million, an increase of $11.7 million, or 51.3%, over expenses of $22.8 million for 2004. Distribution expenses as a percentage of net sales were 11.2% for 2005 compared to 12.1% for 2004. This improvement is primarily due to the benefit of labor savings and efficiencies generated by the Company’s largest distribution center in Robbinsville, New Jersey and a higher proportion of the Company’s sales in 2005 being generated by the direct-to-consumer segment which had lower distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2005 were $69.9 million, an increase of $29.6 million, or 73.4%, over 2004 expenses of $40.3 million. Excluding selling, general and administrative expenses for the Pfaltzgraff and Salton businesses of $21.6 million, selling, general and administrative expenses were $48.3 million, a 19.9% increase over selling, general and administrative expenses for 2004.

As a percentage of net sales, selling, general and administrative expenses for 2005 were 22.7%, as compared to 21.3% for 2004. The increase in the percentage relationship of selling, general and administrative expenses to net sales was due to a higher proportion of sales in 2005 coming from the direct-to-consumer segment where such expenses are considerably higher than the wholesale segment.

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

Income from operations for the wholesale segment for 2005 was $33.2 million, an increase of 52.9%, or $11.5 million, over 2004. Excluding income from operations for the Pfaltzgraff wholesale and Salton businesses of $356,000, income from operations for the wholesale segment was $32.9 million, a 51.6% increase over income from operations for 2004.

The loss from operations for the direct-to-consumer segment for 2005 was $444,000 compared to a loss of $1.2 million in 2004. The Pfaltzgraff direct-to-consumer businesses generated $1.4 million of income from operations for 2005.

Interest Expense

Interest expense for 2005 was $2.5 million compared with $835,000 for 2004. The increase in interest expense is due to an increase in average borrowings outstanding during 2005 under the Company’s Credit Facility due primarily to the acquisitions of Pfaltzgraff and Salton and higher rates of interest.

Tax Provision

Income tax expense for 2005 was $8.6 million as compared to $5.6 million in 2004. The increase in income tax expense is primarily related to the growth in income before taxes from 2004 to 2005. The Company’s marginal income tax rate decreased to approximately 38.0% in 2005 compared to 39.8% in 2004 due to lower state apportionment factors.

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

At December 31, 2006, the Company had cash and cash equivalents of $150,000, compared to $786,000 at December 31, 2005, working capital was $141.9 million at December 31, 2006 compared to $85.8 million at December 31, 2005, the current ratio was 2.58 to 1 at December 31, 2006 compared to 2.23 to 1 at December 31, 2005 and borrowings under the Company’s Credit Facility increased to $26.5 million at December 31, 2006 compared to $19.5 million at December 31, 2005.

Cash used in operating activities was approximately $11.5 million, primarily resulting from increases in accounts receivable and inventory, offset by an increase in the reserve for sales returns and allowances. The increase in accounts receivable is commensurate with the increase in sales the Company recorded in the fourth quarter of 2006. The higher inventory levels included $30.4 million of added inventory from the recently acquired Syratech business and increases to support forecasted growth. Cash used in investing activities was approximately $64.9 million, which consisted of cash paid in connection with the acquisition of Syratech and purchases of property and equipment, consisting principally of leasehold improvements to the Company’s new headquarters in Garden City, New York, expenditures related to the Company’s new business enterprise system and capital expenditures related to expanded space in the Company’s Robbinsville, NJ, distribution facility. Cash provided by financing activities was approximately $75.7 million, primarily due to the proceeds the Company received from its sale of 4.75% convertible notes.

Capital expenditures were $21.1 million in 2006 and $4.7 million in 2005. The Company’s 2007 planned capital expenditures are estimated at $14.0 million. These expenditures are expected to be funded from current operations and, if necessary, borrowings under the Company’s Credit Facility.

At December 31, 2006, the Company had a $150 million secured credit facility (the “Credit Facility”) that expires in April 2011. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures; a maximum leverage ratio and a minimum interest coverage ratio. At December 31, 2006, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. At December 31, 2006, the Company had $4.0 million of letters of credit, $21.5 million of short-term borrowings and a $5.0 million term loan outstanding under the Credit Facility, and as a result, the availability under the Credit Facility at December 31, 2006 was $119.5 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at December 31, 2006 ranged from 5.81% to 5.87%.

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

As of December 31, 2006, the Company’s contractual obligations were as follows (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$112,226	$20,233	$28,725	$16,198	$47,070
4.75% convertible notes	75,000	—	—	75,000	—
Royalty license agreements	26,601	8,189	18,387	25	—
Short-term debt	21,500	21,500	—	—	—
Interest on 4.75% convertible notes	16,182	3,563	7,126	5,493	—
Employment agreements	12,572	5,178	4,749	2,645	—
Long-term debt	5,000	—	5,000	—	—
Capitalized leases	1,334	425	664	245	—
Interest on long-term debt	670	254	416	—	—

Total	$271,085	$59,342	$65,067	$99,606	$47,070

Products are sold to retailers primarily on 30-day credit terms, and to distributors primarily on 60-day credit terms.

The Company believes that its cash and cash equivalents plus internally generated funds and its credit arrangements will be sufficient to finance its operations for the next twelve months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations. The Company negotiates all of its purchase orders with its foreign manufacturers in United States dollars. Thus, notwithstanding any fluctuations in foreign currencies, the Company’s cost for a purchase order is generally not subject to change after the time the order is placed. However, the weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United States dollar prices for products. The Company believes it would be able to compensate for any such price increase.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the year ended December 31, 2006.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 commencing on page F-1 are incorporated herein by reference.

The following table sets forth certain unaudited consolidated quarterly statement of income data for the eight quarters ended December 31, 2006. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net sales	$74,421	$84,051	$141,654	$157,274
Gross profit	32,551	35,850	57,393	65,857
Income (loss) from operations	1,752	(1,591)	12,392	17,247
Net income (loss)	896	(1,507)	6,684	9,459
Basic earnings (loss) per common share	$0.07	$(0.11)	$0.50	$0.71
Diluted earnings (loss) per common share	$0.07	$(0.11)	$0.45	$0.63
	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Net sales	$43,117	$46,154	$94,245	$124,381
Gross profit	18,163	19,140	40,781	51,518
Income from operations	1,802	2,448	8,217	12,706
Net income	1,001	1,345	4,537	7,226
Basic earnings per common share	$0.09	$0.12	$0.41	$0.63
Diluted earnings per common share	$0.09	$0.12	$0.40	$0.60

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term disclosure controls and procedures is defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. During the quarter ending on December 31, 2006, there was no changes in the Company’s internal control over financial reporting that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. The Company is presently implementing a new business enterprise system and expects it to be functional sometime in the second quarter of 2007. As a result, changes to the Company’s processes and internal control over financial reporting will occur as the system becomes operational.

Management’s Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 using the criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting such assessment, management of the Company has excluded from its assessment of and conclusion on the effectiveness of internal control over financial reporting, the internal controls of Syratech Corporation which was acquired in 2006 and is included in the Company’s 2006 consolidated financial statements and constituted approximately 5.6% of total assets at December 31, 2006 and approximately 20.4% and 14.1% of net sales and income from operations, respectively, for the year then ended. Refer to Note B to the consolidated financial statements for further discussion of the acquisition and the impact on the Company’s consolidated financial statements. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
        on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders
Lifetime Brands, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lifetime Brands, Inc.(“Lifetime”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lifetime’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Syratech Corporation, which was acquired in 2006 and which is included in the 2006 consolidated financial statements of Lifetime Brands, Inc. and constituted approximately 5.6% of total assets as of December 31, 2006 and approximately 20.4% and 14.1% of net sales and income from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of Lifetime also did not include an evaluation of the internal control over financial reporting of Syratech Corporation.

In our opinion, management’s assessment that Lifetime Brands, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lifetime Brands, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
March 6, 2007

Item 9B. Other Information

Not applicable

PART III

Items 10,11,12,13 and 14

The information required under these items is contained in the Company’s 2006 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year covered by this Form 10-K and is herein incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See list of Financial Statements and Financial Statement Schedule on F-1.

(b)	Exhibits*:

Exhibit No.	Description

3.1	By-Laws of the Company ( incorporated by reference to the Registrant's registration statement No. 33-40154 on Form S-1)**

3.2	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the Year Ended December 31, 2005)**

4.1	Indenture dated as of June 27, 2006 Lifetime Brands, Inc. as issuer and HSBC Bank USA, National Association as trustee $75,000,000 4.75% convertible senior notes due 2011 (incorporated by reference to the Registrant’s registration statement No. 333-137575 on Form S-3)**

10.1	License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant's registration statement No. 33-40154 on Form S-1)**

10.2	Lifetime Hoan 1996 Incentive Stock Option Plan (incorporated by reference to the Registrant’s Form 10-Q dated March 31, 1996) **

10.3	Robert McNally Employment Agreement, dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.4	Craig Phillips Employment Agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.5	Evan Miller Employment Agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.6	Robert Reichenbach Employment Agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.7	Asset Purchase Agreement dated as of June 17, 2005 by and among The Pfaltzgraff Co., The Pfaltzgraff Manufacturing Co., Pfaltzgraff Investment Co and The Pfaltzgraff Outlet Co. and Lifetime Brands, Inc., PFZ Acquisition Corp. and PFZ Outlet Retail, Inc. (incorporated by reference to the Registrant's Form 8-K dated June 17, 2005)**

10.8	Employment agreement dated October 17, 2005 between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant's Form 8-K dated October 17, 2005)**

10.9	Asset Purchase Agreement dated as of March 8, 2006 among Syratech Corporation, Wallace International de P.R., Inc., Chi International, Inc. and Syratech (H.K.) Limited, as the sellers, and Syratech Acquisition Corporation, as the purchaser, and Lifetime Brands, Inc. (incorporated by reference to the Registrant's Form 8-K dated March 8, 2006)**

10.10	Employment agreement dated May 2, 2006 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant's Form 8-K dated May 2, 2006)**

10.11	Employment agreement dated April 18, 2006 between Lifetime Brands, Inc. and Alan Kanter (incorporated by reference to the Registrant's Form 8-K dated May 2, 2006)**

10.12	Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 8-K dated May 10, 2006)**

10.13	Amended 2000 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006)**

10.14	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006)**

10.15	Second Amended and Restated Credit Agreement among Lifetime Brands, Inc., Lenders party thereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent. (incorporated by reference to the Registrant’s Form 8-K dated October 31, 2006)**

10.16	First Amendement to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2006)**

21.1	Subsidiaries of the registrant ***

23.1	Consent of Ernst & Young LLP***

31.1	Certification by Jeffrey Siegel, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification by Robert McNally, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification by Jeffrey Siegel, Chief Executive Officer, and Robert McNally, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

Notes:

*	The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibit.

**	Incorporated by reference.

***	Filed herewith.

****	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)	Financial Statement Schedules — the response to this portion of Item 15 is submitted as a separate section of this report.

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

Signature	Title	Date
/s/ Jeffrey Siegel	Chairman of the Board of Directors,	March 13, 2007
Jeffrey Siegel	Chief Executive Officer, President
and Director
/s/ Ronald Shiftan	Vice Chairman of the Board of Directors,	March 13, 2007
Ronald Shiftan	Chief Operating Officer and Director
/s/ Robert McNally	Vice-President - Finance	March 13, 2007
Robert McNally	and Treasurer (Principal Financial and
Accounting Officer)
/s/ Craig Phillips	Senior Vice-President - Distribution;	March 13, 2007
Craig Phillips	Secretary; and a Director
/s/ Fiona Dias	Director	March 13, 2007
Fiona Dias
/s/ Michael Jeary	Director	March 13, 2007
Michael Jeary
/s/ Cherrie Nanninga	Director	March 13, 2007
Cherrie Nanninga
/s/ William Westerfield	Director	March 13, 2007
William Westerfield
/s/ Sheldon Misher	Director	March 13, 2007
Sheldon Misher

Item 15

LIFETIME BRANDS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Lifetime Brands, Inc. for the year ended December 31, 2006 are incorporated herein by reference in Item 8 of Part II of this Annual Report on Form 10-K

All other schedules in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (Revised 2004), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lifetime Brands, Inc.‘s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
March 6, 2007

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$150	$786
Accounts receivable, less allowances of $12,097 at 2006 and $7,913 at 2005	60,516	49,158
Inventory	155,350	91,953
Deferred income taxes	8,519	7,703
Prepaid expenses and other current assets	7,098	6,150

TOTAL CURRENT ASSETS	231,633	155,750
PROPERTY AND EQUIPMENT, net	42,722	23,989
GOODWILL	20,951	16,200
OTHER INTANGIBLES, net	42,391	24,064
OTHER ASSETS	5,367	2,645

TOTAL ASSETS	$343,064	$222,648

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$21,500	$14,500
Accounts payable	15,585	17,397
Accrued expenses	45,743	28,694
Income taxes payable	6,899	9,316

TOTAL CURRENT LIABILITIES	89,727	69,907
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	5,522	2,287
DEFERRED INCOME TAX LIABILITIES	6,204	4,967
LONG-TERM DEBT	5,000	5,000
CONVERTIBLE NOTES	75,000	—
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares
issued and outstanding: 13,283,313 in 2006 and 12,921,795 in 2005	133	129
Paid-in capital	111,165	101,468
Retained earnings	50,235	38,890
Accumulated other comprehensive income	78	—

TOTAL STOCKHOLDERS' EQUITY	161,611	140,487

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$343,064	$222,648

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands – except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$457,400	$307,897	$189,458
Cost of sales	265,749	178,295	111,497
Distribution expenses	49,729	34,539	22,830
Selling, general and administrative expenses	112,122	69,891	40,282

Income from operations	29,800	25,172	14,849
Interest expense	4,576	2,489	835
Other income, net	(31)	(73)	(60)

Income before income taxes	25,255	22,756	14,074
Income taxes	9,723	8,647	5,602

NET INCOME	$15,532	$14,109	$8,472

BASIC INCOME PER COMMON SHARE	$1.18	$1.25	$0.77

DILUTED INCOME PER COMMON SHARE	$1.14	$1.23	$0.75

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Shares Amount		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Notes Receivable from Stockholders	Total
Balance at December 31, 2003	10,843	$109	$63,409	$23,042	$—	$(479)	$86,081
Net income for 2004				8,472			8,472
Tax benefit on exercise of stock options			449				449
Exercise of stock options	207	2	1,371				1,373
Dividends				(3,437)			(3,437)

Balance at December 31, 2004	11,050	111	65,229	28,077	—	(479)	92,938
Net income for 2005				14,109			14,109
Net proceeds from public offering	1,733	17	34,402				34,419
Tax benefit on exercise of stock options			735				735
Exercise of stock options	139	1	1,052	(409)			644
Shares issued to directors			50				50
Repayment of notes receivable from
stockholders						479	479
Dividends				(2,887)			(2,887)

Balance at December 31, 2005	12,922	129	101,468	38,890	—	—	140,487
Comprehensive income:
Net income for 2006				15,532			15,532
Foreign currency translation
adjustment					78		78

Total comprehensive income							15,610

Tax benefit on exercise of stock options			725				725
Stock option expense			1,155				1,155
Costs of public offering			(131)				(131)
Exercise of stock options	116	2	1,014	(820)			196
Stock issued for acquisition	240	2	6,819				6,821
Shares issued to directors	5		115				115
Dividends				(3,367)			(3,367)

Balance at December 31, 2006	13,283	$133	$111,165	$50,235	$78	$—	$161,611

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$15,532	$14,109	$8,472
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	8,380	5,641	4,074
Amortization of debt issuance costs	402	64	212
Reserve for sales returns and allowances	18,996	13,662	9,942
Deferred income taxes	421	(2,726)	(100)
Deferred rent	440	323	479
Provision for losses on accounts receivable	(81)	132	(68)
Stock option expense	1,155	—	—
Director stock compensation	115	50	—
Changes in operating assets and liabilities (excluding the effects of acquisitions of Syratech, Salton, Pfaltzgraff and Excel)
Accounts receivable	(13,498)	(26,245)	(10,658)
Inventory	(36,410)	4,942	(4,944)
Prepaid expenses, other current assets and other assets	(151)	(150)	(583)
Accounts payable, accrued expenses and other liabilities	(4,422)	14,287	(4,054)
Income taxes payable	(2,330)	4,574	1,312

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,451)	28,663	4,084

INVESTING ACTIVITIES
Purchases of property and equipment, net	(21,144)	(4,781)	(2,342)
Acquisition of Syratech, net of cash acquired	(43,658)	—	—
Acquisition of Salton	—	(13,956)	—
Acquisition of Pfaltzgraff	(105)	(38,198)	—
Acquisition of Excel	—	—	(7,000)

NET CASH USED IN INVESTING ACTIVITIES	(64,907)	(56,935)	(9,342)

FINANCING ACTIVITIES
Proceeds (repayments) of short-term borrowings, net	7,000	(4,900)	7,600
Bank financing costs	(200)	(235)	(224)
Net proceeds from public offering	(131)	34,419	—
Proceeds from issuance of convertible notes	75,000	—	—
Convertible notes issuance costs	(3,062)	—	—
Proceeds from the exercise of stock options	196	644	1,373
Repayment of note receivable	—	479	—
Payment of capital lease obligations	(387)	(320)	(179)
Excess tax benefits from stock option expense	638	—	—
Cash dividends paid	(3,332)	(2,770)	(2,746)

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,722	27,317	5,824

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(636)	(955)	566
Cash and cash equivalents at beginning of year	786	1,741	1,175

CASH AND CASH EQUIVALENTS AT END OF YEAR	$150	$786	$1,741

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products and markets its products under a number of brand names and trademarks, that are either owned or licensed. The Company sells its products wholesale to retailers throughout the United States and directly to the consumer through Company-owned outlet stores, mail order catalogs, and the Internet.

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business, that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. At December 31, 2006, the Company operated 43 retail outlet stores in 24 states under the Farberware® name and 40 retail outlet stores in 25 states under the Pfaltzgraff® name.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Lifetime Brands, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

The Company sells products wholesale to retailers and distributors and retail direct to the consumer through Company-operated outlet store, catalog and Internet operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $4.8 million and $3.2 million for the years ended December 31, 2006 and 2005, respectively. The Company did not have any shipping and handling fee income for the year ended December 31, 2004. Taxes that are billed to customers are excluded from net sales and are included in selling, general and administrative expenses. Taxes billed to customers amounted to $1.2 million and $781,000 for the years ended December 31, 2006 and 2005, respectively. The Company did not bill any customers for taxes during the year ended December 31, 2004.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out costs included in distribution expenses amounted to $8.9 million, $6.6 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses aggregated $2.0 million, $1.0 million and $509,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory consists principally of finished goods and is priced by the lower of cost (first-in, first-out basis) or market method. Inventory cost includes invoice cost, import duties, freight-in costs, warehouse receiving expenses and procurement expenses. The Company periodically reviews and analyzes inventory based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise.

Accounts receivable

The Company periodically reviews the collectibility of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the credit-worthiness of each wholesale customer. The Company also establishes allowances for sales returns and customer chargebacks. To evaluate the adequacy of the sales returns and customer chargeback allowances the Company analyzes currently available information and historical trends. If the financial conditions of the customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company’s estimate of returns is determined to be inadequate, additional allowances may be required.

Property and equipment

Property and equipment is stated at cost. Property and equipment, other than leasehold improvements, is depreciated under the straight-line method over the estimated useful lives of the assets. Building and improvements are being depreciated over 30 years and machinery, furniture, and equipment over 3 to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the end of the period are classified as construction in progress.

Cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

The Company maintains cash equivalents with various financial institutions.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across the United States. The Company periodically reviews the status of its accounts receivable and, where considered necessary, establishes an allowance for doubtful accounts.

During the years ended December 31, 2006, 2005 and 2004, Wal-Mart Stores, Inc. (including Sam’s Clubs) accounted for approximately 17%, 20% and 24% of net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2006, 2005 or 2004. For the years ended December 31, 2006, 2005 and 2004, the Company’s ten largest customers accounted for approximately 49%, 51% and 59% of net sales, respectively.

Fair value of financial instruments

The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of the short-term nature of these items.

The Company estimated that the carrying amounts of short-term borrowings outstanding under the Company’s revolving credit facility approximate fair value as such borrowings bear interest at variable market rates.

The Company estimated the fair value of its 4.75% Convertible Senior Notes based on the quoted price of the notes on December 31, 2006.

Year Ended December 31, 2006
Carrying amount	Fair value
(in thousands)
$ 75,000	$ 72,750

Goodwill, other intangible assets and long-lived assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No.142, Goodwill and Other Intangible Assets. Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances indicate that such amounts may have been impaired. Impairment indicators include among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006, no impairment has occurred.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Computation of income per common share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, using the treasury stock method, that have a dilutive effect on earnings per share, and from the assumed conversion of outstanding convertible notes if the conversion has a dilutive effect on earnings per share.

Stock options

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complied with the disclosure requirements of SFAS No. 123, Accounting of Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Accordingly, the Company was only required to record compensation expense if stock options were granted with an exercise price that was less than the fair market value of the underlying stock at the date of grant. In 2005, the Company accelerated the vesting of all unvested outstanding stock options in order to reduce the non-cash compensation expense that otherwise would have been required to be recorded under SFAS 123(R) Share Based Payment.

Effective January 1, 2006, the Company adopted SFAS No. 123(R). SFAS 123(R) requires the measurement of compensation expense for all share based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest. SFAS 123(R) also requires that excess tax benefits associated with share-based payments be classified as a financing activity in the statement of cash flows, rather than as operating cash flows as required by previous accounting pronouncements. The Company adopted SFAS 123(R) using the modified-prospective transition method. Accordingly, the Company has not restated prior period amounts. The fair value of stock options granted under SFAS 123(R) is determined by the Company using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in the disclosures required by SFAS No. 123 and SFAS No. 148.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes. FIN No. 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than- not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken upon the adoption of FIN No. 48 or in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN No. 48 will be applied to all tax positions upon its initial adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to opening retained earnings. The Company is currently evaluating the impact of the application of FIN No. 48 to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No.158 did not have a material impact on the Company’s results from operations or financial position.

Reclassifications

Certain 2005 selling, general and administrative expenses and distribution expenses have been reclassified to cost of goods to conform to the 2006 presentation. A reclassification from selling, general and administrative expenses was necessary to properly reflect freight out costs as a component of distribution expenses. The reclassifications from selling, general and administrative expenses were necessary due to a change in 2006 of the allocations of sourcing and receiving payroll to cost of sales. The reclassifications were not material to the Company's consolidated income statement for the year ended December 31, 2005.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE B — ACQUISITIONS

The following acquisitions were accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of the acquisitions have been included in the Company’s consolidated statements of income from the dates of acquisition. The fair value of identifiable intangible assets has been determined based on standard valuation techniques.

2006

In April 2006, the Company acquired the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. The assets acquired included Syratech’s registered trademarks including Wallace Silversmiths®, Towle Silversmiths®, International Silver Company®, Melannco International® and Elements® and licenses to market Cuisinart® and Kenneth Cole Reaction Home® branded tabletop products. At closing, the Company paid $42.1 million in cash and issued 439,676 shares of the Company’s Common Stock, valued at $12.5 million, subject to change based on the finalization of post-closing working capital adjustments. Of the 439,676 shares issued, 246,218 shares were held in escrow at December 31, 2006 pending finalization of the purchase price and the lapse of the indemnity provisions of the asset purchase agreement.

Determination of the final post-closing working capital adjustments were the subject of formal arbitration proceedings. On March 5, 2007, a final report was issued by the arbitrator which resulted in a reduction of the total purchase price of approximately $5.7 million. As a result of this reduction, the Company will receive back 199,771 of the shares that were held in escrow at December 31, 2006. The Company has reflected this reduction to the purchase price in accompanying consolidated financial statements.

On a preliminary basis the purchase price has been determined as follows (in thousands):

Cash paid at closing	$42,141
Common stock issued	6,821
Professional fees and other costs	2,026

Total purchase price	$50,988

The cash portion of the purchase price was funded by borrowings under the Company’s Credit Facility.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE B — ACQUISITIONS (continued)

2006 (continued)

On a preliminary basis the purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Preliminary Purchase Price Allocation
Assets acquired:
Cash	$509
Accounts receivable	16,698
Inventory	30,411
Prepaid and other current assets	566
Property and equipment	4,524
Other assets	126
Other intangibles	20,357
Liabilities assumed	(22,203)

Total net assets acquired	$50,988

Included in liabilities assumed are accruals totaling $4.9 million representing the present value of payments due under a loss contract assumed by the Company and the cost of leased space which exceeds the Company’s current and projected needs. At December 31, 2006 the balance that remained unpaid was $3.9 million.

2005

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

The purchase price was funded by borrowings under the Company’s Credit Facility.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE B — ACQUISITIONS (continued)

2005 (continued)

The purchase price has been allocated based on management’s estimate of the fair value of the assets acquired as follows (in thousands):

Purchase Price Allocation
Inventory	$8,227
Other current assets	315
Property and equipment	70
Other intangibles	1,199
Goodwill	4,145

Total net assets acquired	$13,956

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

The purchase price was funded by borrowings under the Company’s Credit Facility.

The purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Purchase Price Allocation
Assets acquired:
Accounts receivable	$2,623
Inventory	26,314
Other current assets	1,489
Property and equipment	3,394
Other intangibles	6,292
Goodwill	606
Liabilities assumed	(2,415)

Total net assets acquired	$38,303

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE B — ACQUISITIONS (continued)

2004

In July 2004, the Company acquired the business and certain assets of Excel Importing Corp., (“Excel”), a wholly-owned subsidiary of Mickelberry Communications Incorporated (“Mickelberry”). Excel marketed and distributed cutlery, tabletop, cookware and barware products under its Retroneu® brand and under licensed brand names, including Sabatier®, Farberware®, Joseph Abboud Environments® and DBK™-Daniel Boulud Kitchen.

The purchase price, subject to post closing adjustments, was approximately $8.5 million, of which $7.0 million was paid in cash at closing. The Company has not paid the balance of the purchase price of $1.5 million, as it believes the total of certain estimated post closing inventory adjustments and certain indemnification claims are in excess of this amount. The Company has been unsuccessful in its attempts to obtain resolution of these matters with Excel and Mickelberry and commenced a lawsuit against these parties on June 8, 2005, claiming breach of contract, fraud and unjust enrichment. The lawsuit is ongoing and, as of December 31, 2006, no settlement had been reached.

Due to the uncertainty regarding the ultimate outcome of the matter, the Company believes that the amount, if any, that the Company will ultimately be required to pay cannot be reasonably estimated at December 31, 2006. Accordingly, no amount has been included in the purchase price for this contingency. Upon final resolution of the matter, the Company will reflect any further amounts due as part of the purchase price and will re-allocate the purchase price to the net assets acquired.

The excess of the purchase price over the net assets acquired of $7.2 million has been allocated to intangible assets and goodwill.

Pro forma financial information

The following unaudited pro forma financial information is presented for illustrative purposes only and presents the operating results for the Company for the years ended December 31, 2006 and 2005 as though the acquisitions of Syratech and Pfaltzgraff occurred at the beginning of the respective years.

The unaudited pro forma financial information is not intended to be indicative of the operating results that actually would have occurred if the transactions had been consummated on the dates indicated, nor is the information intended to be indicative of future operating results. The unaudited pro forma condensed combined financial information does not reflect any synergies that may be achieved from the combination of the entities. The unaudited pro forma financial information reflects adjustments for additional interest expense on acquisition-related borrowings and the income tax effect on the pro forma adjustments.

In February 2005, Syratech filed a voluntary Chapter 11 petition with the United States Bankruptcy Court for the District of Massachusetts, Eastern Division. Syratech subsequently emerged from bankruptcy in June 2005. Upon emergence from bankruptcy, Syratech adopted the provisions of American Institute of Certified Public Accountants Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“Fresh Start Accounting”).

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE B — ACQUISITIONS (continued)

Pro forma financial information (continued)

The adoption of Fresh Start Accounting by Syratech resulted in: i) a significant pretax gain from the adjustment of the carrying value of its assets and liabilities to fair value of $44.5 million and, ii) a significant pretax gain from the extinguishment of its debt of $72.6 million. In addition, during the bankruptcy period Syratech incurred pretax costs as a result of its reorganization activities of $5.8 million. Such amounts are included within the historical statement of operations of Syratech for the year ended December 31, 2005 and the pro forma financial information has not been adjusted for these amounts.

	Year Ended December 31,
	2006	2005
	(in thousands)
Sales	$493,783	$491,390
Net income	2,033	97,960
Diluted earnings per share	$0.14	$8.20

NOTE C — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2006, changes in the carrying amount of goodwill, all of which is included as an asset in the wholesale segment, is as follows (in thousands):

Balance December 31, 2005	$16,200
Salton acquisition	4,145
Pfaltzgraff acquisition	606

Balance December 31, 2006	$20,951

The Company completed its most recent goodwill impairment test as of December 31, 2006. The test primarily involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated at that time. All existing and future goodwill is subject to a goodwill impairment test on at least an annual basis or more frequently if indicators of impairment exist. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

All goodwill is expected to be deductible for tax purposes since the acquisitions were asset purchases.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE C — GOODWILL AND INTANGIBLE ASSETS (continued)

Intangibles assets

Intangible assets consist of licenses, trade names, customer relationships and product designs acquired pursuant to acquisitions. Intangible assets, all of which are included in the wholesale segment, consist of the following (in thousands):

	Year Ended December 31,
	2006			2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived
intangible assets:
Trade names	$27,979	$—	$27,979	$8,207	$—	$8,207
Finite-lived
intangible assets:
Licenses	15,885	3,872	12,013	17,123	3,266	13,857
Trade names	2,477	937	1,540	2,477	942	1,535
Designs	460	261	199	460	178	282
Customer relationships	949	289	660	300	117	183

Total	$47,750	$5,359	$42,391	$28,567	$4,503	$24,064

The weighted average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2006 are as follows (in years):

Trade names	30.0
Licenses	32.6
Designs	6.7
Customer relationships	3.3
Total finite-lived intangible assets	30.5

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Years ending December 31,
2007	$ 924
2008	908
2009	774
2010	682
2011	604

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $855,000, $814,000, and $602,000, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE D —CREDIT FACILITY

In October 2006, the Company amended its $100 million secured credit facility (the “Credit Facility”) to increase the size of the facility to $150 million and to extend its maturity to April 2011. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures; a maximum leverage ratio and a minimum interest coverage ratio. At December 31, 2006, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on the leverage ratio.

As of December 31, 2006, the Company had $4.0 million of open letters of credit, $21.5 million of short-term borrowings and a $5.0 million term loan outstanding under its Credit Facility, and as a result, the availability under the Credit Facility at December 31, 2006 was $119.5 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at December 31, 2006 ranged from 5.81% to 5.87%.

NOTE E — CONVERTIBLE NOTES

In June 2006, the Company issued $75 million aggregate principal amount of 4.75% Convertible Senior Notes due 2011 (the “Notes”). The Company used the proceeds from the Notes to repay outstanding borrowings under the Company’s Credit Facility. The Notes are convertible into shares of the Company’s Common Stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15 and July 15 of each year and are unsubordinated except with respect to the Company’s debt to the extent secured by the Company’s assets. The Notes mature on July 15, 2011. The Company may not redeem the Notes at any time prior to maturity.

The Notes are convertible at the option of the holder anytime prior to the close of business on the business day prior to the maturity date. Upon conversion, the Company may elect to deliver either shares of the Company’s Common Stock, cash or a combination of cash and shares of the Company’s Common Stock in satisfaction of the Company’s obligations upon conversion of the Notes. At any time prior to the 26th trading day preceding the maturity date, the Company may irrevocably elect to satisfy in cash the Company’s conversion obligation with respect to the principal amount of the Notes to be converted after the date of such election, with any remaining amount to be satisfied in shares of the Company’s Common Stock. The election would be in the Company’s sole discretion without the consent of the holders of the Notes. The conversion rate of the Notes may be adjusted upon the occurrence of certain events that would dilute the Company’s common stock. In addition, holders that convert their Notes in connection with certain fundamental changes, such as a change in control, may be entitled to a make whole premium in the form of an increase in the conversion rate.

The Company’s has reserved 2,678,571 shares of common stock for issuance upon conversion of the Notes. Such shares have been registered and the Notes include a registration rights agreement that would require the Company to pay liquidating damages to the holders of the Notes if the Company fails to keep the registration statement effective.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE E — CONVERTIBLE NOTES (continued)

As part of the sale of the Notes, the Company incurred $3.1 million in underwriter’s discounts and other offering expenses. The offering costs are being amortized to interest expense over the term of the Notes. At December 31, 2006 the unamortized balance of these costs is $2.8 million and is included in other assets in the consolidated balance sheet.

NOTE F — CAPITAL STOCK

Public offering

In November 2005, the Company and certain selling stockholders completed a public offering pursuant to which they sold 1,733,000 and 1,142,000 shares of the Company’s stock, respectively, at an offering price of $21.50. The net proceeds to the Company from the sale of its 1,733,000 shares were $34.3 million and these funds were used to repay outstanding borrowings under the Company’s Credit Facility.

Cash dividends

The Company paid regular quarterly cash dividends of $0.0625 per share on its Common Stock, or a total annual cash dividend of $0.25 per share, in 2006, 2005 and 2004. The Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of Common Stock for the foreseeable future, although the Board may in its discretion determine to modify or eliminate such dividend at any time.

Common stock repurchase and retirement

During the years ended December 31, 1999 and 2000, the Board of Directors of the Company authorized the repurchase of up to 3,000,000 shares of the outstanding Common Stock in the open market. Through December 31, 2006, 2,128,000 shares were repurchased for approximately $15.2 million (none were repurchased in 2006, 2005 and 2004).

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is outstanding.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE F — CAPITAL STOCK (continued)

Long-term incentive plan

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

As of December 31, 2006, 678,396 shares were available for grants under the Plan. All stock options granted through December 31, 2006 under the Plan have exercise prices equal to the market values of the Company’s stock on the dates of grant.

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Options outstanding, December 31, 2003	966,610	$ 7.27

Grants	49,000	16.68
Exercises	(217,041)	6.76
Cancellations	(103,762)	10.60

Options outstanding, December 31, 2004	694,807	7.59

Grants	362,000	24.12
Exercises	(150,650)	7.00
Cancellations	(31,000)	8.25

Options outstanding, December 31, 2005	875,157	14.51

Grants	695,500	29.96
Exercises	(146,157)	6.95
Cancellations	(13,600)	28.12

Options outstanding December 31, 2006	1,410,900	22.78	7.09	$ 3,146,332

Options exercisable December 31, 2006	811,233	17.47	5.43	$ 3,146,332

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE F — CAPITAL STOCK (continued)

Stock options (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on December 31, 2006. The intrinsic value is calculated as the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised for the years ended December 31, 2006, 2005 and 2004 was $2.7 million, $2.3 million and $2.7 million, respectively. The intrinsic value of a stock option that is exercised is calculated as the difference between the market value of the Company’s Common Stock at the date of exercise and the exercise price of the stock option.

The adoption of SFAS 123(R) resulted in an increase in stock option expense and a related reduction in basic and diluted earnings per share of $0.07 and $0.06, respectively, for the year ended December 31, 2006.

Total unrecognized compensation cost related to unvested stock options at December 31, 2006, before the effect of income taxes, was $5.8 million and is expected to be recognized over a weighted average period of 3.49 years.

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

The weighted average per share grant date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $12.11, $7.45 and $5.90, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE F — CAPITAL STOCK (continued)

Stock options (continued)

The fair value for these stock options was estimated at the date of grant using the following weighted-average assumptions:

	2006	2005	2004
Volatility(1)	41%	42%	37%
Expected term (years) (2)	5.2	3.1	6.0
Risk-free interest rate(3)	5.02%	4.26%	3.73%
Expected dividend yield(4)	0.834%	1.04%	1.55%

(1)	Volatility is measured using historical volatility.

(2)	The expected term represents the period of time for which the stock options granted are expected to be outstanding.

(3)	The risk-free interest rate is based on United States treasury yields in effect at the time of grant corresponding to the expected term of the stock options.

(4)	The expected dividend yield was calculated by dividing the expected annual dividends by the market value of the Company’s Common Stock on the grant date.

Prior to the adoption of SFAS 123(R) the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, for the periods prior to the adoption of SFAS 123(R), no stock-based employee compensation cost was reflected in net income as all stock options granted under the plan had exercise prices equal to the market values of the underlying Common Stock of the Company on the dates of grant. Pro-forma information regarding the impact of stock-based compensation on Net income and Income per share for prior periods is required by SFAS No. 123(R).

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE F — CAPITAL STOCK (continued)

Stock options (continued)

The following table illustrates what would have been the effect on Net income and Net income per common share if the Company had accounted for its stock options using the fair value method during the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net income as reported	$14,109	$8,472
Deduct: Total stock option employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(2,109)	(172)

Pro forma net income	$12,000	$8,300

Income per common share:
Basic - as reported	$1.25	$0.77

Basic - pro forma	$1.06	$0.76

Diluted - as reported	$1.23	$0.75

Diluted - pro forma	$1.04	$0.74

Restricted stock

During 2006 and 2005, the Company issued 5,254 and 2,950 restricted shares, respectively, of the Company’s common stock to its board of directors representing payment of a portion of the director’s fees. The total fair value of the restricted shares, based on the number of shares granted and the quoted market price of the Company’s Common Stock on the date of grant, was approximately $115,000 and $50,000, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE G — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted average number of shares of the Company’s Common Stock outstanding. Diluted income per common share adjusts basic income per common share for the effect of all potentially dilutive shares of the Company’s Common Stock outstanding. The calculations of basic and diluted income per common share for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Basic income per common share	$15,532	$14,109	$8,472
Net interest expense, 4.75% convertible notes	1,312	—	—

Diluted income per common share	$16,844	$14,109	$8,472

Weighted average shares outstanding - basic	13,171	11,283	10,982
Effect of dilutive securities:
Stock options	183	223	244
4.75% convertible notes	1,362	—	—

Weighted average shares outstanding - diluted	14,716	11,506	11,226

Basic income per common share	$1.18	$1.25	$0.77

Diluted income per common share	$1.14	$1.23	$0.75

The computation of diluted income per common share for the years ended December 31, 2006, 2005 and 2004 excludes options to purchase 1,100,000, 350,000 and 24,000 shares of the Company’s Common Stock, respectively, due to their antidilutive effect.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE H — INCOME TAXES

The provision for income taxes consists of (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$7,442	$9,755	$4,861
State and local	1,860	1,618	841
Deferred	421	(2,726)	(100)

Income tax provision	$9,723	$8,647	$5,602

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset (liability) are as follows (in thousands):

	December 31,
	2006	2005
Deferred income tax assets:
Merchandise inventories	$3,740	$3,266
Accounts receivable allowances	3,062	3,121
Deferred rent expense	753	552
Accrued bonuses	732	764
Stock options	232	—

Total deferred income tax asset	$8,519	$7,703

Deferred income tax liability:
Depreciation and amortization	$(6,204)	$(4,967)

The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Provision for Federal income taxes at
the statutory rate	$8,839	$7,965	$4,926
Increases (decreases):
State and local income taxes, net of
Federal income tax benefit	1,209	1,052	547
Other	(325)	(370)	129

Provision for income taxes	$9,723	$8,647	$5,602

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE H — INCOME TAXES (continued)

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities. In management’s opinion, adequate provisions for income taxes have been made for all open years in accordance with SFAS No. 5, Accounting for Contingencies.

NOTE I – BUSINESS SEGMENTS

Segment information

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business, that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. At December 31, 2006, the Company operated 43 stores under the Farberware® brand name and 40 outlet stores under the Pfaltzgraff® brand name. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

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

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net sales:
Wholesale	$374,081	$241,618	$173,559
Direct-to-Consumer	83,319	66,279	15,899

Total net sales	$457,400	$307,897	$189,458

Income (loss) from operations:
Wholesale	$46,824	$33,150	$21,677
Direct-to-Consumer	(8,129)	(444)	(1,224)
Unallocated corporate expenses	(8,895)	(7,534)	(5,604)

Total income from operations	$29,800	$25,172	$14,849

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE I – BUSINESS SEGMENTS (continued)

Segment information(continued)

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Depreciation and amortization:
Wholesale	$7,078	$4,558	$3,694
Direct-to-Consumer	1,302	1,083	380

Total depreciation and amortization	$8,380	$5,641	$4,074

Assets:
Wholesale	$310,260	$190,967	$145,542
Direct-to-Consumer	24,136	23,191	6,513
Unallocated/ corporate/other	8,668	8,490	5,162

Total assets	$343,064	$222,648	$157,217

Capital expenditures:
Wholesale	$17,719	$3,555	$1,060
Direct-to-Consumer	3,425	1,226	1,282

Total capital expenditures	$21,144	$4,781	$2,342

Product category information – net sales

The following table sets forth the net sales by the major product categories included within the Company’s wholesale operating segment:

	Year ended December 31,
(in thousands)	2006	2005	2004
Food Preparation	$239,200	$210,509	$168,435
Tabletop	100,201	29,162	3,650
Home Decor	32,305	—	—
Other - bath hardware and accessories	2,375	1,905	1,474

Total net sales	$374,081	$241,618	$173,559

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE J — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has lease agreements for its corporate headquarters, warehouses, direct-to-consumer offices, showroom facilities, sales offices and outlet stores that expire through January 14, 2022. These leases provide for, among other matters, annual base rent escalations and additional rent for real estate taxes and other costs. Leases for certain retail outlet stores provide for rent based upon a percentage of monthly gross sales.

In May 2006, the Company entered into a 15-year lease agreement for approximately 114,000 square feet of office and warehouse space located in The Business and Research Center at Garden City located at 1000 Stewart Avenue in Garden City, New York. The location will serve as the Company’s new corporate headquarters. Annual rent will be approximately $1.9 million with annual escalations of 2.625% per year, plus additional rent to cover real estate taxes. In September 2006, the lease was amended to include an additional 18,000 square feet of space that will be occupied by the Company beginning in January 2009. The lease term for the additional space will expire on the same date as the lease for the 114,000 square feet of space. Annual rent for the additional space will be approximately $500,000, with annual escalations of 2.625%. The Company occupied the new space in January 2007.

In July 2006, the Company entered into a 15-year lease agreement for approximately 60,000 square feet of office space located in the Greenway Tech Centre at 540 South George Street in York, Pennsylvania. The lease includes a renewal option for two additional five-year periods. The location will serve as the headquarters for the Company’s direct-to-consumer businesses and will also serve as the Company’s principal design center for ceramic dinnerware and other ceramic products. Annual rent at the outset of the lease will be approximately $600,000 and will increase over the initial term of the lease to approximately $700,000. Occupancy began in January 2007. The new office space replaces approximately 67,000 square feet of office space that the Company leased in five separate locations in the York, Pennsylvania area.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year ended December 31,
2007	$20,233
2008	17,087
2009	11,638
2010	8,804
2011	7,394
2012 and thereafter	47,070

$112,226

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE J — COMMITMENTS AND CONTINGENCIES (continued)

Operating leases (continued)

During the years ended December 31, 2006, 2005 and 2004, the Company had an agreement with Meyer Corporation whereby Meyer Corporation assumed responsibility for merchandising and for stocking Farberware® cookware products in the Company’s Farberware® outlet stores and received all revenue from the sale of the Farberware® cookware. Since October 2003, Meyer had occupied 30% of the space in each store and reimbursed the Company for 30% of the operating expenses of the stores. The agreement was terminated in June 2006. During the years ended December 31, 2006, 2005 and 2004, Meyer Corporation reimbursed the Company approximately $2.0 million, $4.2 million and $3.8 million, respectively, for operating expenses.

Rental and related expenses under operating leases were approximately $16.5 million, $13.0 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Such amounts are prior to the Meyer reimbursements described above.

Capital leases

The Company has entered into various capital lease arrangements for the leasing of equipment that is utilized primarily in its Robbinsville, New Jersey distribution center. These leases expire through 2011 and the future minimum lease payments due under the leases are as follows (in thousands):

Year ended December 31,
2007	$425
2008	413
2009	251
2010	156
2011	89

Total minimum lease payments	1,334
Less: amounts representing interest	132

Present value of minimum lease payments	$1,202

The current and non-current portions of the Company’s capital lease obligations at December 31, 2006 of approximately $367,000 and $835,000, respectively, and at December 31, 2005 of approximately $310,000 and $758,000, respectively, are included in the accompanying consolidated balance sheets within accrued expenses and deferred rent and other long-term liabilities, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE J — COMMITMENTS AND CONTINGENCIES (continued)

Royalties

The Company has license agreements that require payments of royalties on sales of licensed products, which agreements expire through March 31, 2010. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ended December 31,
2007	$8,189
2008	9,341
2009	9,046
2010	25

$26,601

Legal proceedings

The Company has, from time to time, been involved in various legal proceedings. The Company believes that all current litigation is routine in nature and incidental to the conduct of its business, and that none of this litigation, if determined adversely to it, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Employment agreements

In May 2006, Jeffrey Siegel entered into a new employment agreement with the Company whereby the Company employed him as its President and Chief Executive Officer for a five year term that commenced on January 1, 2006, and thereafter for additional consecutive one year periods unless terminated by either the Company or Mr. Siegel. The agreement provides for an annual salary of $900,000 with annual increments based on changes in the Bureau of Labor Statistics Consumer Price Index for All Urban Consumers and for the payment each year of: (i) an annual cash performance bonus of 3.5% of the annual increase of the Company’s income before income taxes over the Company’s income before income taxes for the immediately prior, and (ii) an annual cash performance bonus of 2.5% of the Company’s annual income before income taxes (the “2.5% EIBIT Bonus”). In addition, if Mr. Siegel is entitled to the 2.5% EIBIT Bonus, pursuant to the agreement he will also receive 2.5% of an amount equal to the sum of his base salary and the 2.5% EIBIT Bonus. Pursuant to the agreement, the total of salary and the 2.5% EIBIT Bonus in any year shall not exceed $1.8 million. Pursuant to the agreement, Mr. Siegel was also granted an option in 2006 to purchase 250,000 shares of the Company’s common stock pursuant to the Company’s 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE J — COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements (continued)

Under Mr. Siegel’s previous employment agreement, Mr. Siegel was due a payment of $350,000 which, pursuant to the agreement, is to be paid as follows: (i) $150,000 on July 1, 2006, plus simple interest at the prime rate from January 1, 2006; (ii) $150,000 on January 1, 2007, plus simple interest at the prime rate from January 1, 2006, and (iii) $50,000 on January 1, 2008, plus simple interest at the prime rate from January 1, 2006. In addition, the Company paid Mr. Siegel a $125,000 signing bonus upon execution of the agreement. The agreement also provides for certain fringe benefits, severance benefits and a change in control payment equal to 2.99 times Mr. Siegel’s average annual compensation for the most recent five taxable years ending before the date on which the change in control occurs. The agreement also contains restrictive covenants preventing Mr. Siegel from competing with the Company during the term of his employment and for a period of five years thereafter.

In October 2005 the Company entered into an employment agreement with Ronald Shiftan whereby the Company employed Mr. Shiftan as Vice Chairman and Chief Operating Officer for a term that commenced on July 1, 2005 and continues until June 30, 2010, and thereafter for additional one year periods unless terminated by either the Company or Mr. Shiftan as provided in the agreement. The agreement provides for an initial annual salary of $400,000 with annual increases based on changes in the Bureau of Labor Statistics Consumer Price Index for All Urban Consumers and an annual cash bonus equal to six-percent of the annual increase in the Company’s income before taxes over the prior year. Pursuant to the agreement Mr. Shiftan was also granted an option in 2005 to purchase 350,000 shares of the Company’s common stock pursuant to the Company’s 2000 Long-Term Incentive Plan. The agreement also provides for certain fringe benefits, severance benefits and a change in control payment equal to the lesser of 2.99 times the average of his base salary and bonus for the three years immediately preceding the change of control or 1% of the Company’s market capitalization in excess of $220,000,000, up to a maximum payment of $2,500,000. The employment agreement also contains restrictive covenants preventing Mr. Shiftan from competing with the Company during the term of his employment and for a period of five years thereafter.

Several other members of senior management have entered into employment agreements with the Company. The employment agreements termination dates range from June 30, 2007 through April 27, 2009. The agreements provide for annual salaries and bonuses, severance and certain standard fringe benefit arrangements, such as disability benefits, medical insurance, life insurance and auto allowances.

The Company’s aggregate commitment under employment agreements was $12.6 million at December 31, 2006.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE K — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan (“the Plan”) for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their respective salaries. The Company matches 50% of the first 4% of employee contributions. The Company made matching contributions to the Plan of approximately $809,000, $372,000 and $257,000 in 2006, 2005 and 2004, respectively.

Retirement plan

With the acquisition of the business and certain assets of Syratech in April 2006, the Company assumed obligations that provide for retirement benefit payments to two former executives of Syratech and Alan Kanter, a former executive of Syratech who is currently an executive officer of the Company. The obligations under these agreements are unfunded. At December 31, 2006, the total unfunded retirement benefit obligation related to these agreements is $2.9 million and is included in accrued expenses and deferred rent and other long-term liabilities in the accompanying consolidated balance sheet. During the year ended December 31, 2006, the Company paid retirement benefits under these agreements totaling $148,000. The Company expects to pay a total of $148,000 in retirement benefits under the agreements for the year ending December 31, 2007.

NOTE L— OTHER

Property and equipment

Property and equipment consist of (in thousands):

	December 31,
	2006	2005
Machinery, furniture and equipment	$53,667	$37,550
Construction in progress	9,826	177
Building and improvements	7,300	7,201
Leasehold improvements	3,683	2,076
Land	947	932

	75,423	47,936
Less: accumulated depreciation and amortization	32,701	23,947

	$42,722	$23,989

Construction in progress represents advances paid towards acquisitions of property and equipment and the cost of property and equipment not yet placed in service. Pursuant to the Company’s leases of space at the Business and Research Center at Garden City and the Greenway Tech Centre as discussed in Note J, the Company will be reimbursed by the landlords for certain construction costs up to $ 4.8 million. The amount will be recognized by the Company as a reduction of rent expense over the terms of leases.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE L— OTHER (continued)

Property and equipment (continued)

Depreciation and amortization expense on property and equipment for the years ended December 31, 2006, 2005 and 2004 was $7.5 million, $4.8 million and $3.5 million, respectively. Included in machinery, furniture and equipment and related accumulated depreciation at December 31, 2006 and 2005 are approximately $2.1 million and $911,000, respectively, and approximately $1.6 million and $569,000, respectively, related to assets recorded under capital leases.

At December 31, 2006, the Company’s corporate headquarters were located in a building owned by the Company. In January 2007 the Company moved its corporate headquarters to a leased facility. The building owned by the Company has been put up for sale and in January 2007 will be classified by the Company as assets held for sale. The net book value of the building, land and related improvements was $5.1 million at December 31, 2006.

Accrued Expenses

Accrued expenses consist of (in thousands):

	December 31,
	2006	2005
Accrued purchases	$9,756	$3,923
Accrued customer allowances and rebates	4,835	3,755
Accrued salaries, vacation and temporary labor billings	3,360	3,139
Officer and employee bonuses	3,287	3,714
Accrued freight	2,939	2,482
Accrued royalties	4,743	2,186
Accrued interest	1,892	160
Commissions	1,600	1,381
Dividends payable	843	808
Amounts due Meyer Corporation	—	981
Other	12,488	6,165

	$45,743	$28,694

Sources of supply

The Company sources products from approximately 450 suppliers located primarily in the People’s Republic of China, and to a lesser extent in the United States, Taiwan, Thailand, Malaysia, Indonesia, Germany, France, Korea, the Czech Republic, Italy, India, Portugal, Hong Kong, Great Britain, Hungary, The Philippines, Poland, Slovakia, Turkey and Vietnam. The Company relies on established long-term relationships with its major suppliers. The Company collaborates with its major suppliers during the product development process and on manufacturing technology to achieve efficient and timely production. The Company’s three largest suppliers provided it with approximately 40% and 54% of the products the Company distributed in 2006 and 2005, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE L— OTHER (continued)

Supplemental cash flow information

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,500	$2,400	$800
Cash paid for taxes	10,994	6,800	4,200
Non-cash investing activities:
Common stock issued in connection with Syratech acquisition	$6,821	$—	$—
Equipment acquired under capital lease obligations	521	317	569

NOTE M— SUBSEQUENT EVENTS

On March 7, 2007, the Company entered into two letters of intent, one relating to the acquisition from JP Products, LLC of the Pomerantz® brand and certain related assets and a separate one relating to the acquisition from Design for Living LLC of the Design for Living® brand and certain related assets. Both transactions are expected to be concluded by March 31, 2007 and will serve to strengthen and expand the Company’s presence in the pantryware category.

On March 8, 2007, the Company entered into a letter of intent to acquire up to a 29.0% interest in Ekco, S.A.B. Ekco is based in Mexico City and manufactures and sells cookware, bakeware, kitchenware, cutlery, dinnerware, flatware and related items primarily in Mexico. Ekco markets its products in Mexico under the following brands: Vasconia®, Ekco®, Regal®, H. Steele®, Presto® and Thermos®. Ecko’s shares are listed on the Bolsa Mexicana de Valores and for the year ended December 31, 2006, Ekco reported net revenues of approximately $54 million. On February 28, 2007, Ekco completed the acquisition of Industria Mexicana del Aluminio, S.A. de C.V. (IMASA), the largest aluminum smelter and rolling mill in Mexico. IMASA’s revenues for 2006 were approximately $43 million. The Company’s acquisition of up to a 29% interest in Ekco is expected to close in the second quarter of 2007 and is subject to corporate, regulatory and governmental approvals, including approval by the Comisioìn Nacional Bancaria y de Valores, and by Ecko’s shareholders, and is subject to customary closing conditions and adjustments.

LIFETIME BRANDS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions (Describe)		Balance at End of Period
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful
Accounts	$195	$(81)		$(281)	(a)	$395
Reserve for sales
returns and allowances	7,718	18,996	(c)	15,012	(b)	11,702

	$7,913	$18,915		$14,731		$12,097

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful
Accounts	$195	$132		$132	(a)	$195
Reserve for sales
returns and allowances	3,282	13,662	(c)	9,226	(b)	7,718

	$3,477	$13,794		$9,358		$7,913

Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful
Accounts	$195	$(67)		$(67)	(a)	$195
Reserve for sales
returns and allowances	3,154	9,942	(c)	9,814	(b)	3,282

	$3,349	$9,875		$9,747		$3,477

(a)     Uncollectible accounts written off, net of recoveries.

(b)     Allowances granted.

(c)     Charged to net sales.

S-1