Form 10-Q
period 2007-03-31
LIFETIME BRANDS, INC
filed 2007-05-10
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-19254

LIFETIME BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-2682486
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Stewart Avenue, Garden City, New York 11530
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

The number of shares of the registrant’s common stock outstanding as of May 9, 2007 was 13,293,061.

LIFETIME BRANDS, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,065	$ 150
Accounts receivable, less allowances of $12,723 at 2007 and
$12,097 at 2006	51,217	60,516
Inventory	154,496	155,350
Deferred income taxes	8,744	8,519
Prepaid expenses and other current assets	7,410	7,098
Building held for sale	5,073	—

TOTAL CURRENT ASSETS	228,005	231,633
PROPERTY AND EQUIPMENT, net	42,862	42,722
GOODWILL	28,414	20,951
OTHER INTANGIBLES, net	35,791	42,391
OTHER ASSETS	4,903	5,367

TOTAL ASSETS	$339,975	$343,064

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$ 42,800	$ 21,500
Accounts payable	12,189	15,585
Accrued expenses	31,971	45,743
Income taxes payable	799	6,899

TOTAL CURRENT LIABILITIES	87,759	89,727
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	5,584	5,522
DEFERRED INCOME TAX LIABILITIES	6,517	6,204
LONG-TERM DEBT	5,000	5,000
CONVERTIBLE NOTES	75,000	75,000

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued
and outstanding: 13,293,061 in 2007 and 13,283,313 in 2006	133	133
Paid-in capital	111,795	111,165
Retained earnings	48,109	50,235
Accumulated other comprehensive income	78	78

TOTAL STOCKHOLDERS' EQUITY	160,115	161,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$339,975	$343,064

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$103,787	$74,421

Cost of sales	61,097	41,870
Distribution expenses	13,311	10,271
Selling, general and administrative expenses	29,931	20,528

Income (loss) from operations	(552)	1,752

Interest expense	1,535	306
Other income, net	—	(1)

Income (loss) before income taxes	(2,087)	1,447

Income tax provision (benefit)	(804)	551

NET INCOME (LOSS)	$ (1,283)	$ 896

BASIC AND DILUTED INCOME (LOSS)
PER COMMON SHARE	$ (0.10)	$ 0.07

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$ (1,283)	$ 896
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,035	1,550
Amortization of debt issuance costs	181	21
Deferred income taxes	88	683
Deferred rent	133	81
Provision for losses on accounts receivable	—	(53)
Reserve for sales returns and allowances	3,363	2,883
Stock compensation expense	433	—
Changes in operating assets and liabilities (excluding the effects of the acquisition of Syratech):
Accounts receivable	5,936	14,158
Inventory	855	601
Prepaid expenses, other current assets
and other assets	(29)	396
Accounts payable, accrued expenses and other liabilities	(17,646)	(12,582)
Income tax payable	(6,093)	(7,575)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,027)	1,059

INVESTING ACTIVITIES
Purchase of property and equipment	(7,020)	(1,141)
Acquisition of the business and certain assets of Syratech Corporation	(441)	—

NET CASH USED IN INVESTING ACTIVITIES	(7,461)	(1,141)

FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	21,300	—
Proceeds from exercise of stock options	41	119
Excess tax benefits from stock compensation	15	233
Payment of capital lease obligations	(111)	(171)
Cash dividends paid	(842)	(808)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,403	(627)

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	915	(709)
Cash and cash equivalents at beginning of period	150	786

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,065	$ 77

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Revenue Recognition

The Company sells products wholesale to retailers and distributors, and retail, direct to the consumer, through Company-operated outlet stores and catalog and Internet operations. Wholesale sales are recognized when title passes and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers are included in net sales and amounted to $1.0 million for the three months ended March 31, 2007 and 2006. Net sales exclude taxes collected from customers.

Distribution Expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out expenses included in distribution expenses amounted to $2.4 million and $1.9 million for each of the three months ended March 31, 2007 and 2006, respectively.

New accounting pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 may have on its consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Reclassifications

Certain 2006 selling, general and administrative expenses and distribution expenses have been reclassified to conform to the 2007 presentation. A reclassification from selling, general and administrative expenses to distribution expenses was made to properly reflect certain freight-out costs as a component of distribution expenses. A reclassification from selling, general and administrative expenses to cost of sales was necessary due to a change in the fourth quarter of 2006 to the allocations of sourcing and receiving payroll that are included in cost of sales. The reclassifications were not material to the Company’s condensed consolidated statement of income for the three months ended March 31, 2006.

NOTE B – ACQUISITION

In April 2006, the Company acquired the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. The assets acquired included Syratech’s registered trademarks, including Wallace Silversmiths®, Towle Silversmiths®, International® Silver Company, Melannco International® and Elements® and a license to market Cuisinart® branded tabletop products. The acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of Syratech have been included in the Company’s consolidated financial statements from the date of acquisition. At closing, the Company paid $42.1 million in cash and issued 439,676 shares of the Company’s common stock, valued at $12.5 million, subject to change based on the finalization of post-closing working capital adjustments. Of the 439,676 shares issued, 246,218 shares were held in escrow pending finalization of the purchase price and the lapse of the indemnity provisions of the asset purchase agreement. Determination of the final post-closing working capital adjustments was the subject of formal arbitration proceedings. On March 5, 2007, a final report was issued by the arbitrator that resulted in a reduction of the total purchase price of approximately $5.7 million. As a result of this reduction, the Company received back cash of $135,000 and 195,023 of the shares of common stock that were held in escrow. The Company had reflected this reduction to the purchase price at December 31, 2006.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE B – ACQUISITION (continued)

The purchase price has been determined as follows (in thousands):

Cash paid	$42,006
Common stock issued	6,955
Professional fees and other costs	3,237

Total purchase price	$52,198

The cash portion of the purchase price was funded by borrowings under the Company’s Credit Facility.

During the quarter ended March 31, 2007, the Company finalized the valuation of the identifiable intangible assets and goodwill related to Syratech, and as a result, the Company recorded an increase to goodwill of $7.3 million. Of the $14.1 million of intangible assets, $13.3 million has been assigned to the tradenames acquired in the transaction, which were determined to have indefinite life, and $770,000 has been assigned to a license for the Cusinart brand name and customer relationships, which were determined to have lives of three years and five years respectively. See Note C. The purchase price has been allocated as follows (in thousands):

Purchase Price Allocation
Assets acquired:
Cash	$ 509
Accounts receivable	16,698
Inventory	30,411
Prepaid and other current assets	566
Property and equipment	4,524
Other assets	126
Other intangibles	14,104
Goodwill	7,463
Liabilities assumed	(22,203)

Total net assets acquired	$52,198

Included in liabilities assumed are accruals totaling $4.9 million representing the present value of payments due under a loss contract assumed by the Company and the cost of leased space which exceeds the Company’s current and projected needs. At March 31, 2007 the balance that remained unpaid was $3.8 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE C – GOODWILL AND INTANGIBLE ASSETS

The following reflects the final valuation of the identifiable intangible assets and goodwill related to Syratech described in Note B.

Goodwill

At March 31, 2007, changes in the carrying amount of goodwill, all of which is included as an asset in the wholesale segment, is as follows (in thousands):

Balance December 31, 2006	$20,951
Syratech acquisition	7,463

Balance March 31, 2007	$28,414

Intangibles assets

Intangible assets, all of which are included in the wholesale segment, consist of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived intangible
assets:
Trade names	$21,708	$ —	$21,708	$27,979	$ —	$27,979

Finite-lived intangible
assets:
Licenses	15,847	4,014	11,833	15,885	3,872	12,013
Trade names	2,477	959	1,518	2,477	937	1,540
Designs	460	278	182	460	261	199
Customer relationships	886	336	550	949	289	660

Total	$41,378	$5,587	$35,791	$47,750	$5,359	$42,391

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE D – CREDIT FACILITY

The Company has a $150 million secured credit facility (the “Credit Facility”). Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures; a maximum leverage ratio and a minimum interest coverage ratio. At March 31, 2007, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on the leverage ratio.

At March 31, 2007, the Company had $2.4 million of open letters of credit, $42.8 million of short-term borrowings and a $5.0 million term loan outstanding under its Credit Facility, and as a result, the availability under the Credit Facility at March 31, 2007 was $99.8 million. The $5.0 million long-term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at March 31, 2007 ranged from 5.77% to 6.00%.

NOTE E – CONVERTIBLE DEBT

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

The Company has reserved 2,678,571 shares of common stock for issuance upon conversion of the Notes. Such shares have been registered and the Notes include a registration rights agreement that would require the Company to pay liquidating damages to the holders of the Notes if the Company fails to keep the registration statement effective.

As part of the sale of the Notes, the Company incurred $3.1 million in investment banking fees and other offering expenses. The offering costs are being amortized to interest expense over the term of the Notes. At March 31, 2007 the unamortized balance of these costs is $2.6 million and is included in other assets in the condensed consolidated balance sheet.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE F – STOCK OPTIONS

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2007	1,410,900	$22.78

Grants	—	—

Exercises	(5,000)	8.12

Cancellations	(3,500)	29.96

Options outstanding March 31, 2007	1,402,400	22.71	6.83	$4,644,516

Options exercisable March 31, 2007	827,066	17.84	5.32	$4,644,516

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2007. The intrinsic value is calculated as the difference between the Company’s closing stock price on the last trading day of quarter ended March 31, 2007 and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised for the three months ended March 31, 2007 was $58,000. The intrinsic value of a stock option that is exercised is calculated as the difference between the market value of the Company’s common stock at the date of exercise and the exercise price of the stock option.

The Company recognized stock option expense of $433,000 for the three months ended March 31, 2007. In December 2005 the Company accelerated the vesting of all outstanding options in order to reduce the amount of stock option expense that would otherwise have been recorded upon the adoption of SFAS 123(R) Share-Based Payment and the Company did not grant any options during the quarter ended March 31, 2006. Accordingly, the Company did not recognize any stock option expense for the quarter ended March 31, 2006. Total unrecognized compensation cost related to unvested stock options at March 31, 2007, before the effect of income taxes, was $5.4 million and is expected to be recognized over a weighted average period of 3.24 years.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE G – INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding. Diluted income (loss) per common share adjusts basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock outstanding. The calculations of basic and diluted income (loss) per common share for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Basic income (loss) per common share	$(1,283)	$896
Net interest expense, 4.75% convertible notes	—	—

Diluted income (loss) per common share	$(1,283)	$896

Weighted average shares outstanding - basic	13,289	12,948
Effect of dilutive securities:
Stock options	—	211
4.75% convertible notes	—	—

Weighted average shares outstanding - diluted	13,289	13,159

Basic and diluted income (loss) per common share	$(0.10)	$0.07

The computation of diluted loss per common share for the three months ended March 31, 2007 excludes options to purchase 1,402,400 shares of the Company’s common stock and 2,678,571 shares issuable upon the conversion of the Company’s 4.75% Convertible Notes which were issued in June 2006. These shares were excluded due to their antidilutive effect as a result of the Company’s loss for the three months ended March 31, 2007. The computation of diluted income per common share for the three months ended March 31, 2006 excludes options to purchase 350,000 shares of the Company’s common stock due to their antidilutive effect.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE H – UNCERTAIN TAX POSITIONS

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes. FIN No. 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken upon the adoption of FIN No. 48 or in subsequent periods. The Company adopted FIN No. 48 on January 1, 2007.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of this review, the Company determined that no adjustments to the estimated value of its uncertain tax positions were necessary. Accordingly, upon the adoption of FIN No. 48 no charge to retained earnings was required. The estimated value of the Company’s uncertain tax positions is a liability of approximately $1.7 million. The liability for uncertain tax positions is included in accrued expenses in the accompanying condensed consolidated balance sheet at March 31, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company, the Company’s income tax provision would be reduced by approximately $1.7 million.

The Company has identified federal, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are years 2002 through 2006. The periods subject to examination for the Company’s New York return are years 2003 through 2006. The periods subject to examination for the Company’s New Jersey return are years 2001 through 2006.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for each of the three months ended March 31, 2007 and 2006.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE I – BUSINESS SEGMENTS

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business, that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. At March 31, 2007, the Company operated 36 stores under the Farberware® brand name and 40 outlet stores under the Pfaltzgraff® brand name. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

Management evaluates the performance of the wholesale and direct-to-consumer segments based on net sales and income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net sales
Wholesale	$89,172	$57,731
Direct-to-consumer	14,615	16,690

Total net sales	$103,787	$74,421

Income (loss) from operations
Wholesale	$5,552	$6,277
Direct-to-consumer	(4,103)	(3,289)
Unallocated corporate expenses	(2,001)	(1,236)

Total income (loss) from operations	$(552)	$1,752

Depreciation and amortization
Wholesale	$1,689	$1,250
Direct-to-consumer	346	300

Total depreciation and amortization	$2,035	$1,550

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE J – CONTINGENCIES

The Company is a defendant in various lawsuits arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In addition to the matters referred to in the foregoing paragraph, on April 10, 2007, Jennifer Ehrheart (“Plaintiff”) filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania, captioned Ehrheart v. Lifetime Brands, Inc., No. 07-01433, in which Plaintiff alleges that the Company violated various provisions of the federal Fair and Accurate Credit Transaction Act of 2003. Plaintiff seeks an order certifying the case as a class action, statutory damages on behalf of herself and the proposed class, punitive damages, injunctive relief and attorneys’ fees.  The Company has not yet responded to the complaint, and there has been no determination whether the case may proceed as a class action.  The Company intends vigorously to defend against the allegations in the complaint.  At this time, the Company cannot provide any evaluation as to the outcome, nor reasonably estimate the amount or range of any loss that may be attributable to this matter.

NOTE K – OTHER

Dividends

Dividends declared in 2007 are as follows:

Dividend	Date declared	Date of record	Payment date
$0.0625	February 9, 2007	February 9, 2007	February 16, 2007
$0.0625	April 25, 2007	May 4, 2007	May 18, 2007

Supplemental cash flow information

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Supplemental disclosure of cash flow information:

Cash paid for interest	$2,361	$ 282

Cash paid for taxes	4,868	7,147

Non-cash investing activities:

Reclassification of property and equipment to building held for sale	5,073	—

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(unaudited)

NOTE K – OTHER (continued)

Building held for sale

In January 2007, the Company moved its corporate headquarters to a new leased facility where it occupies approximately 114,000 square feet of space. Prior thereto, the Company’s corporate headquarters were located in a 47,000 square foot building owned by the Company, which the Company has put up for sale. The net book value of the land, building, and building improvements is approximately $5.1 million and has been classified as building held for sale in the Company’s condensed consolidated balance sheet at March 31, 2007.

Subsequent events

On April 25, 2007, in two separate transactions, the Company acquired the Pomerantz® brand and certain related assets from JP Products, LLC for a total purchase price of $1.5 million and the Design for Living® brand and certain related assets from Design for Living LLC for a total purchase price of $275,000. The acquisitions will serve to expand the Company’s pantryware product offerings.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the unaudited condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and the related unaudited condensed consolidated statements of operations for the three month periods ended March 31, 2007 and 2006, and the unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 6, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ Ernst & Young LLP

Melville, New York
May 7, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the condensed consolidated financial statements of the Company and notes thereto set forth in Item 1. This discussion contains forward-looking statements relating to future events and the future performance of the Company based on the Company’s current expectations, assumptions, estimates and projections about it and the Company’s industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this report. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Brands owned by the Company and the products marketed under these brands include: Elements® (Wall Décor, Non-electric Lighting, Lawn & Garden Décor and Seasonal Decorations), Pfaltzgraff® (Dinnerware and Pantryware & Spices), Kamenstein® (Pantryware & Spices), Wallace Silversmiths® (Flatware, Serveware, Giftware and Tabletop Accessories), Towle Silversmiths® (Flatware, Serveware, Giftware and Tabletop Accessories), International® Silver Company (Flatware, Serveware, Giftware and Tabletop Accessories), Tuttle® (Flatware, Serveware, Giftware and Tabletop Accessories), Melannco International® (Picture Frames), Gemco® (Glassware, Serveware, Tabletop Accessories and Bath Hardware and Accessories), Roshco® (Kitchenware and Bakeware & Cookware), Block® (Crystal, Dinnerware and Giftware), Hoan® (Kitchenware), USE® (Bath Hardware & Accessories), Hoffritz® (Cutlery & Cutting Boards, Kitchenware, Tabletop Accessories and Bakeware & Cookware), Rochard® (Tabletop Accessories), Retroneu® (Flatware), CasaModa® (Barware), Cuisine de France® (Cutlery & Cutting Boards and Bakeware & Cookware) and Baker’s Advantage® (Bakeware).

Brands licensed by the Company and the products marketed under these brands include: KitchenAid® (Kitchenware, Cutlery & Cutting Boards and Bakeware & Cookware), Farberware® (Kitchenware and Cutlery & Cutting Boards, Flatware, Dinnerware and Serveware), Cuisinart® (Kitchenware, Cutlery & Cutting Boards, Dinnerware and Pantryware & Spices), Sabatier® (Cutlery & Cutting Boards, Bakeware & Cookware, Kitchenware and Serveware), Hershey®’s (Fondues), Calvin Klein® (Dinnerware), Pedrini® (Kitchenware and Barware), Sasaki® (Crystal, Glassware, Dinnerware, Serveware and Flatware), Joseph Abboud Environments® (Dinnerware), Nautica® (Dinnerware and Glassware), Jell-O® (Bakeware & Cookware), Weir in Your Kitchen™ (Bakeware & Cookware) and DBK™ Daniel Boulud Kitchen (Pantryware & Spices).

The Company markets several product lines within each of the Company’s product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. At the heart of the Company is a strong culture of innovation and new product development. The Company developed or redesigned over 3,000 products in 2006 and expects to develop or redesign approximately 3,600 products in 2007. The Company has been sourcing its products in Asia for over 46 years and currently sources its products from approximately 440 suppliers located primarily in China. The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products under the Wallace Silversmiths®, Towle Silversmiths®, International® Silver Company and Tuttle® Brands.

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

In April 2006, the Company acquired the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. The assets acquired included Syratech’s registered trademarks including Wallace Silversmiths®, Towle Silversmiths®, International® Silver Company, Melannco International® and Elements® and a license to market Cuisinart® branded tabletop products.

On March 8, 2007, the Company entered into a letter of intent to acquire up to a 29.99% interest in Ekco, S.A.B. Ekco is based in Mexico City and manufactures and sells cookware, bakeware, kitchenware, cutlery, dinnerware, flatware and related items primarily in Mexico. Ekco markets its products in Mexico under the following brands: Vasconia®, Ekco®, Regal®, H. Steele®, Presto® and Thermos®. The acquisition is expected to close in the second quarter of 2007.

Business Segments

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. At March 31, 2007, the Company operated 36 stores under the Farberware® brand name and 40 outlet stores under the Pfaltzgraff® brand name. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

Net sales for the quarter ended March 31, 2007 were $103.8 million, an increase of 39.5% over net sales of $74.4 million for the 2006 period.

Net sales for the Company’s wholesale segment were $89.2 million, an increase of $31.4 million or 54.5% over net sales of $57.7 million for the 2006 period. Quarter-to-quarter net sales comparisons for the wholesale segment were impacted by the acquisition of Syratech in April 2006. Excluding Syratech’s net sales of $24.4 million for the quarter ended March 31, 2007, wholesale net sales were $64.8 million for the 2007 quarter, 12.1% higher than the 2006 period. The 12.1% increase in net sales was primarily attributable to sales growth in the Company’s food preparation product category, particularly Farberware® and KitchenAid® branded cutlery & cutting boards, and kitchenware, offset by lower sales of bakeware products, in particular silicone bakeware products, and lower sales of pantryware and spices.

Net sales for the direct-to-consumer segment for the quarter ended March 31, 2007 were $14.6 million compared to net sales of $16.7 million for the 2006 period. The decrease in net sales was primarily attributable to a reduction in the number of Farberware® and Pflatzgraff® stores operating during the quarter ended March 31, 2007 compared to the 2006 period, and because certain aggressive promotional sales events that occurred in the 2006 period were not repeated in the 2007 period.

The Company’s gross profit margin is subject to fluctuation due primarily to product mix and, in some instances, customer mix. In the three months ended March 31, 2007, the Company’s gross profit margin decreased slightly for the wholesale segment due to the impact of the Syratech business acquired in April 2006, as Syratech’s products generally are sold at lower gross profit margins than the average margin of the Company’s other major product categories. Gross profit margins for the direct-to-consumer segment increased due primarily to the impact of planned reductions of the aggressive sale promotions that occurred in the 2006 quarter.

Seasonality

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2006, 2005 and 2004, net sales for the third and fourth quarters accounted for 65%, 71% and 63% of total annual net sales, respectively. Operating profits earned in the third and fourth quarters of 2006, 2005 and 2004 accounted for 99%, 83% and 92% of total annual operating profits, respectively. In anticipation of the pre-holiday shipping season inventory levels increase primarily in the June through October time period.

Sales in the Company’s direct-to-consumer segment are heavily weighted to the holiday shopping season in the latter part of the year and operating expenses, such as salaries and rent, are largely fixed throughout the year. As a result, the direct-to-consumer segment historically recognizes losses in the first half of the year.

Sales of the Syratech business that the Company acquired in April 2006 are also heavily weighted toward the second half of the year due to the nature of the products that they sell and, therefore, this business generally incurs operating losses in the first half of the year.

As a result of the foregoing, the Company expected that it would report a net loss in the first quarter of 2007 and expects that it will also report a net loss in the second quarter of 2007.

Critical Accounting Policies and Estimates

Other than the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes that is described in the Note H to the condensed consolidated financial statements, there have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K dated December 31, 2006. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated below.

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	58.9	56.3
Distribution expenses	12.8	13.8
Selling, general and administrative expenses	28.8	27.5

Income (loss) from operations	(0.5)	2.4
Interest expense	1.5	0.4

Income (loss) before income taxes	(2.0)	2.0
Income tax provision (benefit)	(0.8)	0.8

Net income (loss)	(1.2)%	1.2%

Management’s Discussion and Analysis

THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 2006

Net Sales

Net sales for the quarter ended March 31, 2007 were $103.8 million, an increase of 39.5% over net sales of $74.4 million for the 2006 period.

Net sales for the Company’s wholesale segment were $89.2 million, an increase of $31.4 million or 54.5% over net sales of $57.7 million for the 2006 period. Quarter-to-quarter net sales comparisons for the wholesale segment were impacted by the acquisition of Syratech in April 2006. Excluding Syratech’s net sales of $24.4 million for the quarter ended March 31, 2007, wholesale net sales were $64.8 million for the 2007 quarter, 12.1% higher than the 2006 period. The 12.1% increase in net sales was primarily attributable to sales growth in the Company’s food preparation product category, particularly Farberware® and KitchenAid® branded cutlery & cutting boards, and kitchenware, offset by lower sales of bakeware products, in particular silicone bakeware products, and lower sales of pantryware and spices.

Net sales for the direct-to-consumer segment for the quarter ended March 31, 2007 were $14.6 million compared to net sales of $16.7 million for the 2006 period. The decrease in net sales was primarily attributable to a reduction in the number of Farberware® and Pflatzgraff® stores operating during the quarter ended March 31, 2007 compared to the 2006 period, and because certain promotional sales events that occurred in the 2006 period were not repeated in the 2007 period.

Cost of Sales

Cost of sales for the quarter ended March 31, 2007 was $61.1 million, compared to $41.9 million for the 2006 period. Cost of sales as a percentage of net sales was 58.9% for the quarter ended March 31, 2007 compared to 56.3% for the 2006 period.

Cost of sales as a percentage of net sales in the wholesale segment was 62.1% for the quarter ended March 31, 2007 compared to 58.1% for the 2006 period. The decrease in gross profit margin was primarily attributable to the impact of the Syratech business acquired in April 2006, as Syratech’s products generally are sold at lower gross profit margins than the average margin of the Company’s other major product categories. Excluding Syratech, cost of sales as a percentage of net sales for the wholesale business improved to 57.6% during the quarter ended March 31, 2007 compared to 58.1% for the 2006 period. This improvement in gross margin was attributable to favorable product mix.

Cost of sales as a percentage of net sales in the direct-to-consumer segment decreased to 38.7% for the quarter ended March 31, 2007 compared to 49.9% for the 2006 period. The increase in gross profit margin was due primarily to the impact of planned reductions of the aggressive sale promotions that occurred in the 2006 period.

Distribution Expenses

Distribution expenses for the quarter ended March 31, 2007 were $13.3 million, an increase of $3.0 million, or 29.1%, over distribution expenses of $10.3 million for the 2006 period. Distribution expenses as a percentage of net sales were 12.8% for the quarter ended March 31, 2007 compared to 13.8% for the 2006 period.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 11.1% for the quarter ended March 31, 2007 compared to 13.8% for the 2006 period. This improvement was due principally to the impact of the Syratech business acquired in April 2006, which has a much higher proportion of their sales shipped direct to retailers from overseas suppliers than the Company’s other major product lines. Excluding Syratech, distribution expenses as a percentage of net sales was 12.9% for the quarter ended March 31, 2007 compared to 13.8% for the 2006 period. This improvement was due to the continued benefits of labor savings and efficiencies generated by the Company’s main distribution center in Robbinsville, New Jersey.

Distribution expenses for the direct-to-consumer business were approximately $3.4 million for the quarter ended March 31, 2007 compared to $2.3 million for the 2006 period. The increase in expenses was attributable to higher receiving and storage costs in the 2007 period associated with the higher inventory levels, including cookware, that was necessary to support future sales, and higher shipping and handling costs for the increase in catalog and internet sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $29.9 million, an increase of $9.4 million, or 45.9%, over the $20.5 million of selling, general and administrative expenses for 2006 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for the quarters ended March 31, 2007 and 2006 were $2.0 million and $1.2 million, respectively. Unallocated corporate expenses for the quarter ended March 31, 2007 include $433,000 of stock option expense. There was no stock option expense in the 2006 quarter.

Selling, general and administrative expenses for the quarter ended March 31, 2007 in the Company’s wholesale segment were $18.2 million, an increase of $8.3 million or 83.9% over the $9.9 million of selling, general and administrative expenses for the 2006 period, and as a percentage of net sales was 20.5% for the quarter ended March 31, 2007 compared to 17.2% for the 2006 period. The increase in expenses was due primarily to the added operating expenses of the Syratech business. Excluding Syratech selling, general and administrative expenses as a percentage of sales were 18.0% in the 2007 quarter compared to 17.2% in the 2006 period. The higher percentage relationship reflects the added costs of the Company’s new headquarters in Garden City, the additional costs of the Company’s new business enterprise system, SAP, and the higher selling costs associated with increased sales volume.

Selling, general and administrative expenses in the Company’s direct-to-consumer segment increased by $311,000 for the quarter ended March 31, 2007 to $9.7 million and as a percentage of net sales was 66.3% for the quarter ended March 31, 2007 compared to 56.2% for the 2006 period.

Income (loss) From Operations

Loss from operations for the three months ended March 31, 2007 was $552,000 compared to income from operations of $1.8 million for the 2006 period because of the factors discussed above.

The Company measures operating income by segment excluding certain unallocated corporate expenses.

Income from operations for the wholesale segment for the three months ended March 31, 2007 was $5.7 million, compared to $6.3 million for the 2006 period and, as a percentage of net sales, was 6.4% for the three months ended March 31, 2007 compared to 10.8% for the 2006 period. The lower operating profit margin was attributable to the Syratech business that was acquired in April 2006 which generated an operating loss for the 2007 period. Excluding Syratech, the wholesale segment’s operating profit margin increased to 11.5% for the quarter ended March 31, 2007 compared to 10.8% for the 2006 period.

The direct-to-consumer segment incurred an operating loss of $4.1 million for the three months ended March 31, 2007, compared to an operating loss of $3.3 million for the 2006 period. The higher loss in the 2007 period primarily reflects the higher operating costs of the Farberware Outlet Stores as the Company is now responsible for 100% of the space in these stores compared to 70% of the space in the 2006 period. In addition, storage costs are higher as a result of higher inventories, including cookware, that are needed to support future sales.

Interest Expense

Interest expense for the three months ended March 31, 2007 was $1.5 million compared with $306,000 for the 2006 period. The increase in interest expense was due primarily to an increase in debt levels in 2007 related to the Company’s 4.75% Convertible Notes that were issued in June 2006 and higher short-term borrowings at March 31, 2007 compared to March 31, 2006.

Tax Provision (Benefit)

Income tax benefit for the three months ended March 31, 2007 was $804,000, compared to an income tax provision of $551,000 for the 2006 period. The Company’s marginal income tax rate was 38.5% for the three months ended March 31, 2007 and 38.1% for the 2006 period. The increase in the marginal tax rate is due to income taxes related to stock option expense and a change in the state tax allocations.

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

At March 31, 2007, the Company had a $150 million secured credit facility (the “Credit Facility”) that expires in April 2011. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At March 31, 2007, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. At March 31, 2007, the Company had $2.4 million of letters of credit, $42.8 million of short-term borrowings and a $5.0 million term loan outstanding under the Credit Facility, and as a result, the availability under the Credit Facility at March 31, 2007 was $99.8 million. The $5.0 million term loan is non-amortizing, bears interest at 5.07% and matures in August 2009. Interest rates on short-term borrowings at March 31, 2007 ranged from 5.77% to 6.00%.

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

At March 31, 2007, the Company had cash and cash equivalents of $1.1 million, compared to $150,000 at December 31, 2006.

The Company has declared the following dividends in 2007:

Dividend	Date declared	Date of record	Payment date
$0.0625	February 9, 2007	February 9, 2007	February 16, 2007
$0.0625	April 25, 2007	May 4, 2007	May 18, 2007

The Company believes that its cash and cash equivalents, internally generated funds and existing credit arrangement will be sufficient to finance its operations for at least the next twelve months.

Capital expenditures were $7.0 million for the three months ended March 31, 2007 and $1.1 million in the 2006 period. The Company’s 2007 planned capital expenditures are estimated at $16.0 million. The increase in capital expenditures is the result of expenditures related to leasehold improvements at the Company’s new headquarters in Garden City, New York and expenditures related to the Company’s new business enterprise system. These expenditures are expected to be funded from current operations and, if necessary, borrowings under the Company’s Credit Facility.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.’s (the “Company’s”) plans, objectives, goals, strategies, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2006 Annual Report on Form 10-K, included under the heading “Risk Factors.” As described in the Company’s Annual Report on Form 10-K, such risks, uncertainties and other important factors include, among others:

•	the Company's relationship with key customers;

•	the Company's relationship with key licensors;

•	the Company's dependence on foreign sources of supply and foreign manufacturing;

•	the level of competition in the Company's industry;

•	changes in demand for the Company's products and the success of new products;

•	changes in general economic and business conditions which could affect customer payment practices or consumer spending;

•	industry trends;

•	increases in costs relating to manufacturing and transportation of products;

•	the seasonal nature of the Company's business;

•	departure of key personnel;

•	the timing of orders received from customers;

•	fluctuations in costs of raw materials;

•	encroachments on the Company's intellectual property;

•	product liability claims or product recalls;

•	the increased size of the Company's direct-to-consumer retail business; and

•	future acquisitions and integration of acquired businesses.

•	Complexities associated with a multi-channel and multi-brand business.

•	Reliance on a third-party logistics provider.

•	Noncompliance with applicable regulations including the Sarbanes-Oxley Act of 2002.

•	Limited experience in the tabletop and home décor product categories.

•	Risks associated with the Company’s Internet operations.

•	Technological risks.

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

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There were no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three month period ended March 31, 2007.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2007, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors during the most recently completed fiscal quarter that materially affected, or are likely to materially affect internal controls over financial reporting. The Company implemented a new business enterprise system that became functional in April 2007. As a result, changes to the Company’s processes and internal control over financial reporting occurred as the system became operational.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

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

Lifetime Brands, Inc.
/s/ Jeffrey Siegel	May 9, 2007

Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)
/s/ Robert McNally	May 9, 2007

Robert McNally
Vice President - Finance and Treasurer
(Principal Financial and Accounting Officer)