Form 10-Q
period 2007-06-30
LIFETIME BRANDS, INC
filed 2007-08-06
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s common stock outstanding as of August 2, 2007 was 13,312,726.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,150	$150
Accounts receivable, less allowances of $12,283 at 2007 and $12,097 at 2006	45,960	60,516
Inventory	166,414	155,350
Deferred income taxes	9,168	8,519
Prepaid expenses and other current assets	12,341	7,098
Building held for sale	5,073	—

TOTAL CURRENT ASSETS	$240,106	$231,633
PROPERTY AND EQUIPMENT, net	45,643	42,722
GOODWILL	28,414	20,951
OTHER INTANGIBLES, net	35,900	42,391
OTHER ASSETS	4,965	5,367

TOTAL ASSETS	$355,028	$343,064

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$39,600	$21,500
Accounts payable	11,666	15,585
Accrued expenses	34,771	45,743
Income taxes payable	—	6,899

TOTAL CURRENT LIABILITIES	$86,037	$89,727
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	5,619	5,522
DEFERRED INCOME TAX LIABILITIES	7,938	6,204
LONG-TERM DEBT	22,500	5,000
CONVERTIBLE NOTES	75,000	75,000
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued
and outstanding: 13,312,726 in 2007 and 13,283,313 in 2006	133	133
Paid-in capital	112,493	111,165
Retained earnings	45,230	50,235
Accumulated other comprehensive income	78	78

TOTAL STOCKHOLDERS' EQUITY	157,934	161,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$355,028	$343,064

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

INDEX

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$91,371	$84,051	$195,158	$158,472
Cost of sales	51,906	48,201	113,003	90,071
Distribution expenses	11,721	10,933	25,032	21,204
Selling, general and administrative expenses	29,494	26,508	59,425	47,036

Income (loss) from operations	(1,750)	(1,591)	(2,302)	161
Interest expense	1,546	827	3,081	1,133
Other expense, net	—	32	—	31

Loss before income taxes	(3,296)	(2,450)	(5,383)	(1,003)
Income tax benefit	(1,270)	(943)	(2,074)	(392)

NET LOSS	$(2,026)	$(1,507)	$(3,309)	$(611)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.11)	$(0.25)	$(0.05)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

INDEX

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(3,309)	$(611)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,301	3,522
Deferred income taxes	1,085	2,280
Reserve for sales returns and allowances	7,110	5,952
Stock compensation expense	966	330
Changes in operating assets and liabilities (excluding the effects of the business acquisitions):
Accounts receivable	7,446	22,483
Inventory	(9,875)	(19,494)
Prepaid expenses, other current assets and other assets	(4,841)	(5,988)
Accounts payable, accrued expenses and other liabilities	(14,978)	(19,279)
Income tax payable	(6,878)	(9,001)

NET CASH USED IN OPERATING ACTIVITIES	(18,973)	(19,806)

INVESTING ACTIVITIES
Purchase of property and equipment	(11,803)	(3,928)
Business acquisitions	(2,119)	(43,742)

NET CASH USED IN INVESTING ACTIVITIES	(13,922)	(47,670)

FINANCING ACTIVITIES
Proceeds from (repayments of ) short-term borrowings, net	35,600	(3,988)
Proceeds from exercise of stock options	137	107
Proceeds from the issuance of 4.75% Convertible Notes	—	72,188
Excess tax benefits from stock compensation	69	387
Payment of capital lease obligations	(225)	(188)
Cash dividends paid	(1,686)	(1,648)

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,895	66,858

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	1,000	(618)
Cash and cash equivalents at beginning of period	150	786

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,150	$168

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Revenue Recognition

The Company sells products wholesale to retailers and distributors, and retail, direct to the consumer, through Company-operated outlet stores and catalog and Internet operations. Wholesale sales are recognized when title passes and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers are included in net sales and amounted to $824,000 and $825,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively. Net sales exclude taxes collected from customers.

Distribution Expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out expenses included in distribution expenses amounted to $1.5 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively, and $3.9 million, for the six months ended June 30, 2007 and 2006.

Derivatives

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequent amendments. SFAS No. 133 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings, to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings.

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

New accounting pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 may have on its consolidated financial statements.

Reclassifications

Certain 2006 selling, general and administrative expenses and distribution expenses have been reclassified to conform to the 2007 presentation. A reclassification from selling, general and administrative expenses to distribution expenses was made to reflect certain freight-out costs as a component of distribution expenses. A reclassification from selling, general and administrative expenses to cost of sales was due to a change in the fourth quarter of 2006 to the allocations of sourcing and receiving payroll that are included in cost of sales. The reclassifications were not material to the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2006.

NOTE B — ACQUISITIONS

Pomerantz and Design for Living

On April 25, 2007, in two separate transactions, the Company acquired the Pomerantz® brand and certain related assets from JP Products, LLC for a total purchase price of $1.5 million and the Design for Living® brand and certain related assets from Design for Living, LLC for a total purchase price of $275,000.

The combined purchase price has been determined as follows (in thousands):

Cash paid	$1,678
Professional fees and other costs	114

Total purchase price	$1,792

On a preliminary basis, the combined purchase price has been allocated as follows (in thousands):

Preliminary Purchase Price Allocation
Assets acquired:
Inventory	$1,189
Intangibles	603

Total assets acquired	$1,792

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE B — ACQUISITIONS (continued)

Syratech

In April 2006, the Company acquired the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. The assets acquired included Syratech’s registered trademarks, including Wallace Silversmiths®, Towle Silversmiths®, International® Silver Company, Melannco International® and Elements® and a license to market Cuisinart® branded tabletop products. The acquisition was accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of Syratech have been included in the Company’s consolidated financial statements from the date of acquisition. After the effect of post closing working capital adjustments and a related arbitration proceeding, the purchase price was as follows (in thousands):

Cash paid	$41,871
Common stock issued	6,955
Professional fees and other costs	3,237

Total purchase price	$52,063

The cash portion of the purchase price was funded by borrowings under the Company’s Credit Facility.

During the quarter ended March 31, 2007, the Company finalized the valuation of the identifiable intangible assets and goodwill related to Syratech, and as a result, the Company recorded an increase to goodwill of $7.5 million. Of the $14.1 million of intangible assets, $13.3 million was assigned to the trade names acquired in the transaction, which were determined to have indefinite lives, and $770,000 was assigned to a license for the Cuisinart® brand name and customer relationships, which were determined to have lives of three years and five years respectively.

The purchase price has been allocated as follows (in thousands):

Purchase Price Allocation
Assets acquired:
Cash	$509
Accounts receivable	16,698
Inventory	30,411
Prepaid and other current assets	566
Property and equipment	4,654
Other assets	126
Other intangibles	13,839
Goodwill	7,463
Liabilities assumed	(22,203)

Total net assets acquired	$52,063

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE C — GOODWILL AND INTANGIBLE ASSETS

Goodwill

At June 30, 2007, changes in the carrying amount of goodwill, all of which is included as an asset in the wholesale segment, is as follows (in thousands):

Balance December 31, 2006	$20,951
Syratech acquisition	7,463

Balance June 30, 2007	$28,414

Intangible assets

Intangible assets, all of which relate to the wholesale segment, consist of the following (in thousands):

	June 30 , 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trade names	$22,050	$—	$22,050	$27,979	$—	$27,979

Finite-lived intangible assets:
Licenses	15,847	4,173	11,674	15,885	3,872	12,013
Trade names	2,477	979	1,498	2,477	937	1,540
Designs	460	295	165	460	261	199
Customer relationships	886	373	513	949	289	660

Total	$41,720	$5,820	$35,900	$47,750	$5,359	$42,391

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

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

NOTE E — CREDIT FACILITY

At June 30, 2007, the Company had a $150 million secured credit facility, with an accordion feature for an additional $50 million, (the “Credit Facility”) that expires in April 2011. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At June 30, 2007, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. At June 30, 2007, the Company had $2.3 million of open letters of credit, $39.6 million of short-term borrowings and $22.5 million of long-term borrowings outstanding under its Credit Facility, and as a result, the availability under the Credit Facility at June 30, 2007 was $85.6 million. Interest rates on the outstanding borrowings at June 30, 2007 ranged from 5.20% to 6.08%.

NOTE F — DERIVATIVE

The Company has a derivative instrument consisting of an interest swap that it entered into during the quarter ended June 30, 2007. The Company entered into the interest rate swap to effectively fix the interest rate on $17.5 million of the Company’s variable interest rate borrowings outstanding under the Company’s Credit Facility. The interest rate swap agreement serves as an economic hedge against increases in interest rates and was not designated as a hedge for accounting purposes. The interest rate swap has a notional value of $17.5 million and expires January 31, 2011. The effect of marking the interest rate swap to fair value resulted in a gain for the three and six months ended June 30, 2007 in the amount of $140,500. The gain is recorded as an offset in interest expense.

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE G — STOCK OPTIONS

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2007 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2007	1,410,900	$22.78
Grants	411,500	22.45
Exercises	(17,500)	7.83
Cancellations	(20,500)	28.13

Options outstanding June 30, 2007	1,784,400	22.79	6.43	$4,329,000

Options exercisable June 30, 2007	925,776	19.43	5.51	$4,329,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2007. The intrinsic value is calculated as the difference between the Company’s closing stock price on the last trading day of quarter ended June 30, 2007 and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised for the six months ended June 30, 2007 was $233,000. The intrinsic value of a stock option that is exercised is calculated as the difference between the market value of the Company’s common stock at the date of exercise and the exercise price of the stock option.

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE G – STOCK OPTIONS (continued)

The Company recognized stock option expense of $533,000 and $330,000 for the three months ended June 30, 2007 and 2006, respectively, and $966,000 and $330,000 for the six months ended June 30, 2007 and 2006, respectively. Total unrecognized compensation cost related to unvested stock options at June 30, 2007, before the effect of income taxes, was $7.8 million and is expected to be recognized over a weighted-average period of 3.69 years.

The Company values stock options using the Black-Scholes option valuation model. However, the Black-Scholes option valuation model, as well as other available models, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, any changes in the subjective input assumptions can materially affect the fair value estimate.

The weighted-average per share grant date fair value of stock options granted during the six months ended June 30, 2007 was $8.54.

The fair value for the stock options granted during the six months ended June 30, 2007 was estimated at the date of grant using the following weighted-average assumptions:

Volatility(1)	4	0.2%
Expected term (years)(2)	5.00
Risk-free interest rate(3)	4.55%
Expected dividend yield(4)	1.11%

(1)	Volatility is measured using historical volatility.

(2)	The expected term represents the period of time for which the stock options granted are expected to be outstanding.

(3)	The risk-free interest rate is based on United States treasury yields in effect at the time of grant corresponding to the expected term of the stock options.

(4)	The expected dividend yield was calculated by dividing the expected annual dividends by the market value of the Company’s common stock on the grant date.

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE H — LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding. Diluted loss per common share adjusts basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock outstanding. The calculations of basic and diluted loss per common share for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net loss- basic	$(2,026)	$(1,507)	$(3,309)	$ (611)
Net interest expense, 4.75% Convertible Notes	-	-	-	-

Net loss- diluted	$(2,026)	$(1,507)	$(3,309)	$ (611)

Weighted- average shares outstanding - basic	13,300	13,324	13,295	13,137
Effect of dilutive securities:
Stock options	-	-	-	-
4.75% Convertible Notes	-	-	-	-

Weighted- average shares outstanding - diluted	13,300	13,324	13,295	13,137

Basic and diluted loss per common share	$ (0.15)	$ (0.11)	$ (0.25)	$ (0.05)

The computation of diluted loss per common share for the three and six months ended June 30, 2007 excludes options to purchase 1,784,400 shares and 1,593,400 shares of the Company’s common stock, respectively, and 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes. The computation of weighted-average dilutive shares outstanding for the three and six months ended June 30, 2006 excludes options to purchase 1,434,100 shares and 892,050 shares of the Company’s common stock, respectively, and 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes. These shares were excluded due to their antidilutive effect as a result of the Company’s losses during these periods.

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE I — INCOME TAXES

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken upon the adoption of FIN No. 48 or in subsequent periods. The Company adopted FIN No. 48 on January 1, 2007.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of this review, the Company determined that no adjustments to the estimated value of its uncertain tax positions were necessary. Accordingly, upon the adoption of FIN No. 48 no charge to retained earnings was required. The estimated value of the Company’s uncertain tax positions is a liability of approximately $1.7 million. The liability for uncertain tax positions is included in accrued expenses in the accompanying condensed consolidated balance sheet at June 30, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company, the Company’s income tax provision would be reduced by approximately $1.7 million.

The Company has identified federal, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are years 2002 through 2006. The periods subject to examination for the Company’s New York return are years 2003 through 2006. The periods subject to examination for the Company’s New Jersey return are years 2001 through 2006.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for each of the three and six months ended June 30, 2007 and 2006.

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE J — BUSINESS SEGMENTS

The Company operates in two reportable business segments  — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business, that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. At June 30, 2007, the Company operated 36 stores under the Farberware® brand name and 40 outlet stores under the Pfaltzgraff® brand name. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands)
Net sales
Wholesale	$ 77,422	$ 68,732	$ 166,594	$ 126,463
Direct-to-Consumer	13,949	15,319	28,564	32,009

Total net sales	$ 91,371	$ 84,051	$ 195,158	$ 158,472

Income (loss) from operations
Wholesale	$ 3,461	$ 3,218	$ 9,013	$ 9,495
Direct-to-Consumer	(2,957)	(2,762)	(7,060)	(6,051)
Unallocated corporate expenses	(2,254)	(2,047)	(4,255)	(3,283)

Total income (loss) from operations	$ (1,750)	$ (1,591)	$ (2,302)	$ 161

Depreciation and amortization
Wholesale	$ 1,943	$ 1,709	$ 3,632	$ 2,959
Direct-to-Consumer	323	263	669	563

Total depreciation and amortization	$ 2,266	$ 1,972	$ 4,301	$ 3,522

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE K — CONTINGENCIES

The Company is a defendant in various lawsuits arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In addition to the matters referred to in the foregoing paragraph, on April 10, 2007, a complaint was filed against the Company in the United States District Court for the Eastern District of Pennsylvania, in which Plaintiff alleges that the Company violated the Fair and Accurate Credit Transaction Act of 2003. The Company intends vigorously to defend against the allegations in the complaint.  At this time, the Company cannot provide any evaluation as to the outcome, nor reasonably estimate the amount or range of any loss that may be attributable to this matter.

NOTE L — OTHER

Dividends

Dividends declared in 2007 are as follows:

Dividend	Date declared	Date of record	Payment date
$ 0.0625	February 9, 2007	February 9, 2007	February 16, 2007
$ 0.0625	April 25, 2007	May 4, 2007	May 18, 2007
$ 0.0625	July 20, 2007	August 3, 2007	August 17, 2007

Supplemental cash flow information

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,157	$1,207
Cash paid for taxes	5,347	7,741

Non-cash investing activities:
Reclassification of property and equipment to building held for sale	5,073	-

INDEX

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(unaudited)

NOTE L — OTHER (continued)

Building held for sale

In January 2007, the Company moved its corporate headquarters to a new leased facility where it occupies approximately 114,000 square feet of space. Prior thereto, the Company’s corporate headquarters were located in a 47,000 square foot building owned by the Company, which the Company has put up for sale. The net book value of the land, building, and building improvements is approximately $5.1 million and it has been classified as building held for sale in the Company’s condensed consolidated balance sheet at June 30, 2007. On July 24, 2007, the Company entered into an agreement to sell the building for $9.3 million.

Ekco S.A.B

On June 8, 2007 the Company signed a definitive agreement to purchase a 29.99% interest in Ekco, S.A.B. (“Ekco”) for approximately 241.2 million Mexican Pesos ($22.1 million based on forward exchange rate discussed below) based upon the estimated closing date. Ekco is one of Mexico’s leading housewares companies and manufactures and sells cookware, bakeware, kitchenware, cutlery, dinnerware, flatware and related items under the Ekco®, Vasconia®, Regal®, H. Steele®, Presto® and Thermos® brands. Shares of Ekco’s capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., (the Mexican Stock Exchange), under the symbol BMV: EKCO. The agreement provides for the Company to appoint four new directors to Ekco’s 11-member Board of Directors. The agreement also provides mechanisms whereby the Company would be able to acquire 100% ownership of Ekco or, conversely, to require Ekco to repurchase the Company’s ownership interests. The Company anticipates the transaction will close in 2007. The transaction is subject to government, regulatory and corporate approvals and conditions.

On July 31, 2007 the Company entered into a forward contract to purchase 239.8 million Mexican Pesos at an exchange rate of 10.90 Mexican Pesos to the U.S. Dollar on October 31, 2007.

Distribution center lease

On June 29, 2007, the Company entered into a ten year lease agreement (the “Lease”) for approximately 753,170 square feet of warehouse and distribution space in Fontana, California. The facility will serve as the Company’s main West Coast distribution center to which all of the Company’s current West Coast distribution facilities will be consolidated. Annual rent is approximately $3.3 million at the onset of the Lease and will increase over the term of the Lease to approximately $4.5 million. The Lease contains two renewal options for five years each. The Company expects to occupy the space by December 1, 2007.

Subsequent event

On July 19, 2007, the Company acquired the Gorham®, Kirk Stieff®, Whiting™ and Durgin™ sterling silver businesses, including certain trademarks, fixed assets and working capital, from Lenox Group Inc. (“Lenox”) for a total purchase price, subject to a working capital adjustment, of $8.8 million. As part of the transaction the Company also entered into a long-term licensing agreement with Lenox under which the Company will exclusively license from Lenox the Gorham®, Kirk Stieff®, Whiting™ and Durgin™ trademarks in connection with the manufacture, sale, distribution and marketing of sterling silver products.

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 6, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 123(R) (Revised 2004) Share-Based Payment, effective January 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which was derived.

/s/ Ernst & Young LLP

Melville, New York
August 2, 2007

INDEX

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

Brands owned by the Company and the products marketed under these brands include: Elements® (Wall Décor, Non-electric Lighting, Lawn & Garden Décor and Seasonal Decorations), Pfaltzgraff® (Dinnerware and Pantryware & Spices), Kamenstein® (Pantryware & Spices), Wallace Silversmiths® (Flatware, Serveware, Giftware and Tabletop Accessories), Towle Silversmiths® (Flatware, Serveware, Giftware and Tabletop Accessories), International® Silver Company (Flatware, Serveware, Giftware and Tabletop Accessories), Tuttle® (Flatware, Serveware, Giftware and Tabletop accessories), Melannco International® (Picture Frames), Gemco® (Glassware, Serveware, Tabletop Accessories and Bath Hardware and Accessories), Roshco® (Kitchenware and Bakeware & Cookware), Block® (Crystal, Dinnerware and Giftware), Hoan® (Kitchenware), USE® (Bath Hardware & Accessories), Hoffritz® (Cutlery & Cutting Boards, Kitchenware, Tabletop Accessories and Bakeware & Cookware), Rochard® (Tabletop Accessories), Retroneu® (Flatware), CasaMôda® (Barware), Cuisine de France® (Cutlery & Cutting Boards and Bakeware & Cookware), Baker’s Advantage® (Bakeware), Pomerantz® (Pantryware & Spices) and Design for Living®(Pantryware & Spices).

INDEX

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

The Company markets several product lines within each of the Company’s product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. At the heart of the Company is a strong culture of innovation and new product development. The Company developed or redesigned over 3,000 products in 2006 and expects to develop or redesign approximately 3,600 products in 2007. The Company has been sourcing its products in Asia for over 46 years and currently sources its products from approximately 400 suppliers located primarily in China. The Company produces its sterling silver flatware at its manufacturing facility in San German, Puerto Rico, where it fabricates and manufactures sterling silver into finished products under the Wallace Silversmiths®, Towle Silversmiths®, International® Silver Company and Tuttle® Brands.

Over the last several years, the Company’s sales growth has come from: (i) expanding product offerings within the Company’s current categories, (ii) developing and acquiring new brands and product categories and (iii) entering new channels of distribution, primarily in the United States. Key factors in the Company’s growth strategy have been, and will continue to be, the selective use and management of the Company’s strong brands and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that currently consists of approximately 100 professional designers, artists and engineers. This team creates new products, packaging and merchandising concepts. Utilizing the latest available design tools, technology and materials, the Company works closely with its suppliers to enable efficient and timely manufacturing of its products.

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

Business Segments

The Company operates in two reportable business segments  — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. At June 30, 2007 and 2006, the Company operated 76 stores and 87 stores, respectively, under the Farberware® and Pfaltzgraff® brand names. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

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

INDEX

Sales in the Company’s direct-to-consumer segment are heavily weighted to the holiday shopping season in the latter part of the year and operating expenses, such as salaries and rent, are largely fixed throughout the year. As a result, the direct-to-consumer segment generally recognizes losses in the first three quarters of the year.

Sales for Syratech that the Company acquired in April 2006 are also heavily weighted toward the second half of the year due to the nature of the products that they sell and, therefore, Syratech generally incurs operating losses in the first half of the year.

As a result of the foregoing, the Company expected that it would report a net loss in each of the first two quarters of 2007.

Critical Accounting Policies and Estimates

Other than the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes that is described in the Note I to the condensed consolidated financial statements, there have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K dated December 31, 2006. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements.

INDEX

Results of Operations

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8	57.3	57.9	56.8
Distribution expenses	12.8	13.0	12.8	13.4
Selling, general and administrative expenses	32.3	31.5	30.5	29.7

Income (loss) from operations	(1.9)	(1.8)	(1.2)	0.1
Interest expense	1.7	1.1	1.6	0.7

Loss before income taxes	(3.6)	(2.9)	(2.8)	(0.6)
Income tax benefit	(1.4)	(1.1)	(1.1)	(0.2)

Net loss	(2.2)%	(1.8)%	(1.7)%	(0.4)%

Management’s Discussion and Analysis

THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 2006

Net Sales

Net sales for the quarter ended June 30, 2007 were $91.4 million, an increase of 8.7% over net sales of $84.1 million for the 2006 period.

Net sales for the Company’s wholesale segment were $77.4 million, an increase of $8.7 million or 12.6% over net sales of $68.7 million for the 2006 period. Quarter-to-quarter net sales comparisons for the wholesale segment were impacted by the acquisition of Syratech on April 27, 2006. Excluding Syratech’s net sales of $20.9 million and $15.5 million for the quarters ended June 30, 2007 and 2006, respectively, wholesale net sales were $56.5 million for the 2007 quarter, an increase of $3.3 million or 6.2% over net sales of $53.2 million for the 2006 period. The increase in net sales was primarily attributable to sales growth in the Company’s food preparation product category.

Net sales for the direct-to-consumer segment for the quarter ended June 30, 2007 were $14.0 million compared to net sales of $15.3 million for the 2006 period. The decrease in net sales was primarily attributable to a reduction in the number of Farberware® and Pfaltzgraff® stores at June 30, 2007 (76 stores) compared to June 30, 2006 (87 stores) and to lesser extent lower comparable store sales due to certain promotional sales events that occurred in the 2006 period were not repeated in the 2007 period.

INDEX

Cost of Sales

Cost of sales for the quarter ended June 30, 2007 was $51.9 million, compared to $48.2 million for the 2006 period. Cost of sales as a percentage of net sales was 56.8% for the quarter ended June 30, 2007 compared to 57.3% for the 2006 period.

Cost of sales as a percentage of net sales in the wholesale segment was 60.7% for the quarter ended June 30, 2007 compared to 61.0% for the 2006 period. This improvement in gross margin was attributable to favorable product mix.

Cost of sales as a percentage of net sales in the direct-to-consumer segment improved to 35.3% for the quarter ended June 30, 2007 compared to 41.1% for the 2006 period. The increase in gross profit margin was due primarily to the impact of planned reductions of the aggressive sale promotions that occurred in the 2006 period.

Distribution Expenses

Distribution expenses for the quarter ended June 30, 2007 were $11.7 million, an increase of $800,000, or 7.2%, over distribution expenses of $10.9 million for the 2006 period. Distribution expenses as a percentage of net sales were 12.8% for the quarter ended June 30, 2007 compared to 13.0% for the 2006 period.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 11.7% for the quarter ended June 30, 2007 compared to 12.9% for the 2006 period. This improvement was due principally to the impact of the Syratech business acquired in April 2006, which has a much higher proportion of their sales shipped direct to retailers from overseas suppliers than the Company’s other major product lines. Excluding Syratech, distribution expenses as a percentage of net sales were 13.1% for the three months ended June 30, 2007 compared to 14.7% for the 2006 period. This improvement was due primarily to lower fees charged by the Company’s third party logistic provider.

Distribution expenses for the direct-to-consumer business were approximately $2.6 million for the quarter ended June 30, 2007 compared to $2.0 million for the 2006 period. The increase in expenses was attributable to higher receiving and storage costs in the 2007 period associated with the higher inventory levels, including cookware, that is necessary to support planned future sales, and higher shipping and handling costs for the increase in catalog and Internet sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2007 were $29.5 million, an increase of $3.0 million, or 11.1%, over the $26.5 million of selling, general and administrative expenses for 2006 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for the quarters ended June 30, 2007 and 2006 were $2.3 million and $2.0 million, respectively. Unallocated corporate expenses for the quarters ended June 30, 2007 and 2006 include $533,000 and $330,000 of stock option expense, respectively.

Selling, general and administrative expenses for the quarter ended June 30, 2007 in the Company’s wholesale segment were $17.9 million, an increase of $3.1 million or 21.2% over the $14.8 million of selling, general and administrative expenses for the 2006 period, and as a percentage of net sales was 23.1% for the quarter ended June 30, 2007 compared to 21.5% for the 2006 period. The higher percentage relationship reflects the added costs of the Company’s new leased headquarters in Garden City, the additional costs of the Company’s new SAP business enterprise system and the effect of including Syratech for a full quarter.

Selling, general and administrative expenses in the Company’s direct-to-consumer segment decreased by $424,000 for the quarter ended June 30, 2007 to $9.3 million and as a percentage of net sales was 66.9% for the quarter ended June 30, 2007 compared to 63.7% for the 2006 period. The percentage increase is the result of an increase in store operating expenses due to the termination in 2006 of a contract the Company had with a third party who occupied 30% of the floor space in each Farberware® store and reimbursed the Company for 30% of the related expenses of the stores.

INDEX

Loss From Operations

Loss from operations for the three months ended June 30, 2007 was $1.8 million compared to a loss from operations of $1.6 million for the 2006 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses.

Income from operations for the wholesale segment for the three months ended June 30, 2007 was $3.5 million, compared to $3.2 million for the 2006 period and, as a percentage of net sales, was 4.5% for the three months ended June 30, 2007 compared to 4.6% for the 2006 period.

The direct-to-consumer segment incurred an operating loss of $3.0 million for the three months ended June 30, 2007, compared to an operating loss of $2.8 million for the 2006 period.

Interest Expense

Interest expense for the three months ended June 30, 2007 was $1.5 million compared with $827,000 for the 2006 period. The increase in interest expense was attributable to the 4.75% Convertible Notes that the Company issued in June 2006.

Income Tax Benefit

Income tax benefit for the three months ended June 30, 2007 was $1.3 million, compared to $943,000 for the 2006 period. The Company’s marginal income tax rate was 38.5% for the three months ended June 30, 2007 and 2006.

SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THE SIX MONTHS
ENDED JUNE 30, 2006

Net Sales

Net sales for the six months ended June 30, 2007 were $195.2 million, an increase of 23.1% over net sales of $158.5 million for the 2006 period.

Net sales for the Company’s wholesale segment were $166.6 million, an increase of $40.1 million or 31.7% over net sales of $126.5 million for the 2006 period. Year-over-year net sales comparisons for the wholesale segment were impacted by the acquisition of Syratech on April 27, 2006. Excluding Syratech’s net sales of $45.1 million and $15.5 million for the six months ended June 30, 2007 and 2006, respectively, wholesale net sales were $121.5 million for the 2007 period, an increase of 9.5% over net sales of $111.0 million for the 2006 period. The increase in net sales was primarily attributable to sales growth in the Company’s food preparation product category.

Net sales for the direct-to-consumer segment for the six months ended June 30, 2007 were $28.6 million compared to net sales of $32.0 million for the 2006 period. The decrease in net sales was primarily attributable to a reduction in the number of Farberware® and Pfaltzgraff® stores at June 30, 2007 (76 stores) compared to June 30, 2006 (87 stores) and to lesser extent lower comparable store sales due to certain promotional sales events that occurred in the 2006 period were not repeated in the 2007 period.

INDEX

Cost of Sales

Cost of sales for the six months ended June 30, 2007 was $113.0 million, compared to $90.1 million for the 2006 period. Cost of sales as a percentage of net sales was 57.9% for the six months ended June 30, 2007 compared to 56.8% for the 2006 period.

Cost of sales as a percentage of net sales in the wholesale segment was 61.5% for the six months ended June 30, 2007 compared to 59.7% for the 2006 period. The decrease in gross profit margin was primarily attributable to the impact of the Syratech business acquired in April 2006, as Syratech’s products generally are sold at lower gross profit margins than the average margin of the Company’s other major product categories. Excluding Syratech, cost of sales as a percentage of net sales for the wholesale business improved to 57.5% during the six months ended June 30, 2007 compared to 58.2% for the 2006 period. This improvement in gross margin was attributable to favorable product mix.

Cost of sales as a percentage of net sales in the direct-to-consumer segment improved to 37.1% for the six months ended June 30, 2007 compared to 45.7% for the 2006 period. The increase in gross profit margin was due primarily to the impact of planned reductions of the aggressive sale promotions that occurred in the 2006 period.

Distribution Expenses

Distribution expenses for the six months ended June 30, 2007 were $25.0 million, an increase of $3.8 million, or 18.1%, over distribution expenses of $21.2 million for the 2006 period. Distribution expenses as a percentage of net sales were 12.8% for the six months ended June 30, 2007 compared to 13.4% for the 2006 period.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 11.4% for the six months ended June 30, 2007 compared to 13.4% for the 2006 period. This improvement was due principally to the impact of the Syratech business acquired in April 2006, which has a much higher proportion of its sales shipped direct to retailers from overseas suppliers than the Company’s other major product lines. Excluding Syratech, distribution expenses as a percentage of net sales were 13.0% for the six months ended June 30, 2007 compared to 14.3% for the 2006 period. This improvement was due primarily to lower fees charged by the Company’s third party logistic provider.

Distribution expenses for the direct-to-consumer business were approximately $6.0 million for the six months ended June 30, 2007 compared to $4.3 million for the 2006 period. The increase in expenses was attributable to higher receiving and storage costs in the 2007 period associated with the higher inventory levels, including cookware, that is necessary to support planned future sales, and higher shipping and handling costs for the increase in catalog and Internet sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2007 were $59.4 million, an increase of $12.4 million, or 26.3%, over the $47.0 million of selling, general and administrative expenses for 2006 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for the six months ended June 30, 2007 and 2006 were $4.3 million and $3.3 million, respectively. Unallocated corporate expenses for the six months ended June 30, 2007 and 2006 include $966,000 and $330,000 of stock option expense, respectively.

Selling, general and administrative expenses for the six months ended June 30, 2007 in the Company’s wholesale segment were $36.2 million, an increase of $11.5 million or 46.4% over the $24.7 million of selling, general and administrative expenses for the 2006 period, and as a percentage of net sales was 21.7% for the six months ended June 30, 2007 compared to 19.5% for the 2006 period. The higher percentage relationship reflects the added costs of the Company’s new headquarters in Garden City, the additional costs of the Company’s new SAP business enterprise system and the inclusion of Syratech for the full period in 2007.

INDEX

Selling, general and administrative expenses in the Company’s direct-to-consumer segment decreased by $113,000 for the six months ended June 30, 2007 to $19.0 million and as a percentage of net sales was 66.6% for the six months ended June 30, 2007 compared to 59.8% for the 2006 period. The percentage increase is the result of an increase in store operating expenses due to the termination in 2006 of a contract the Company had with a third party who occupied 30% of the floor space in each Farberware® store and reimbursed the Company for 30% of the related expenses of the stores.

Income (Loss) From Operations

Loss from operations for the six months ended June 30, 2007 was $2.3 million compared to income from operations of $161,000 million for the 2006 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses.

Income from operations for the wholesale segment for the six months ended June 30, 2007 was $9.0 million, compared to $9.5 million for the 2006 period and, as a percentage of net sales, was 5.4% for the six months ended June 30, 2007 compared to 7.4% for the 2006 period. The lower operating profit margin was attributable to the Syratech business that was acquired in April 2006 which generated an operating loss for the 2007 period. Excluding Syratech, the wholesale segment’s operating profit margin was 9.7% for the six months ended June 30, 2007 compared to 10.0% for the 2006 period.

The direct-to-consumer segment incurred an operating loss of $7.1 million for the six months ended June 30, 2007, compared to an operating loss of $6.1 million for the 2006 period.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $3.1 million compared with $1.1 million for the 2006 period. The increase in interest expense was due primarily to an increase in debt levels in 2007 including the Company’s 4.75% Convertible Notes that were issued in June 2006.

Income Tax Benefit

Income tax benefit for the six months ended June 30, 2007 was $2.1 million, compared to $392,000 for the 2006 period. The Company’s marginal income tax rate was 38.5% for the six months ended June 30, 2007 and 39.1% for the 2006 period. The decrease in the marginal tax rate is due to lower state apportionment factors.

INDEX

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

At June 30, 2007, the Company had a $150 million secured credit facility, with an accordion feature for an additional $50 million, (the “Credit Facility”) that expires in April 2011. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At June 30, 2007, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. At June 30, 2007, the Company had $2.3 million of open letters of credit, $39.6 million of short-term borrowings and $22.5 million of long-term borrowings outstanding under its Credit Facility, and as a result, the availability under the Credit Facility at June 30, 2007 was $85.6 million. Interest rates on the outstanding borrowings at June 30, 2007 ranged from 5.20% to 6.08%.

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

At June 30, 2007, the Company had cash and cash equivalents of $1.2 million, compared to $150,000 at December 31, 2006.

The Company has declared the following dividends in 2007:

Dividend	Date declared	Date of record	Payment date
$ 0.0625	February 9, 2007	February 9, 2007	February 16, 2007
$ 0.0625	April 25, 2007	May 4, 2007	May 18, 2007
$ 0.0625	July 20, 2007	August 3, 2007	August 17, 2007

Capital expenditures were $11.8 million for the six months ended June 30, 2007 and $3.9 million for the 2006 period. The Company’s 2007 planned capital expenditures are estimated at $16.0 million. The increase in capital expenditures is the result of expenditures related to leasehold improvements at the Company’s new headquarters in Garden City, New York and expenditures related to the Company’s new SAP business enterprise system. These expenditures are expected to be funded from current operations and, if necessary, borrowings under the Company’s Credit Facility.

The Company believes that its cash and cash equivalents, internally generated funds and existing credit arrangement will be sufficient to finance its operations for at least the next twelve months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates all of its purchase orders with its foreign manufacturers in United States dollars. Thus, the cost of the Company’s purchase orders is generally not subject to change after the time the order is placed. However, the weakening of the United States dollar against local currencies could lead certain manufacturers to increase their United States dollar prices for products. Although there can be no assurance, the Company believes it would be able to compensate for any such price increase.

INDEX

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.‘s (the “Company’s”) plans, objectives, goals, strategies, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2006 Annual Report on Form 10-K, included under the heading “Risk Factors.” As described in the Company’s Annual Report on Form 10-K, such risks, uncertainties and other important factors include, among others:

•	The Company's relationship with key customers;

•	The Company's relationship with key licensors;

•	The Company's dependence on foreign sources of supply and foreign manufacturing;

•	The level of competition in the Company's industry;

•	Changes in demand for the Company's products and the success of new products;

•	Changes in general economic and business conditions which could affect customer payment practices or consumer spending;

•	Industry trends;

•	Increases in costs relating to manufacturing and transportation of products;

•	The seasonal nature of the Company's business;

•	Departure of key personnel;

•	The timing of orders received from customers;

•	Fluctuations in costs of raw materials;

•	Encroachments on the Company's intellectual property;

•	Product liability claims or product recalls;

•	The increased size of the Company's direct-to-consumer retail business; and

•	Future acquisitions and integration of acquired businesses.

•	Complexities associated with a multi-channel and multi-brand business.

•	Reliance on a third-party logistics provider.

•	Noncompliance with applicable regulations including the Sarbanes-Oxley Act of 2002.

•	Limited experience in the table top and home décor product categories.

•	Risks associated with the Company’s Internet operations.

•	Technological risks.

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

INDEX

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. There were no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three-month period ended June 30, 2007.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2007, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

In April 2007, the Company implemented a new ERP system which involved changes in internal controls inherent in the Company’s systems and other data processing controls. There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

PART II -	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals were submitted to a vote of the stockholders of the Company and approved at the Company’s annual meeting of stockholders held on June 7, 2007:

(1)	Election of the following eight directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	For	Withheld

Fiona Dias	11,445,654	249,300
Michael Jeary	11,391,150	303,804
Sheldon Misher	11,390,738	304,216
Cherrie Nanninga	11,391,099	303,855
Craig Phillips	9,854,581	1,840,373
Ronald Shiftan	9,799,604	1,895,350
Jeffrey Siegel	9,855,440	1,839,514
William Westerfield	11,456,795	238,159

(2)	Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company:

For	Against	Abstain

11,396,047	292,693	6,214

Item 6.	Exhibits

Exhibit 31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by Laurence Winoker, Senior Vice President - Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President - Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 6, 2007
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	August 6, 2007
Laurence Winoker
Senior Vice President - Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)