Form 10-Q
period 2007-09-30
LIFETIME BRANDS, INC
filed 2007-11-07
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30 , 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-19254

LIFETIME BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2682486
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Stewart Avenue, Garden City, New York, 11530
(Address of principal executive offices, including Zip Code)

(Registrant's telephone number, including area code) (516) 683-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of November 6, 2007 was 12,561,213.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 764	$ 150
Accounts receivable, less allowances of $12,707 at 2007 and
$12,097 at 2006	81,545	60,516
Inventory	179,661	155,350
Deferred income taxes	9,123	8,519
Prepaid expenses and other current assets	8,086	7,098
Building held for sale	5,073	–
TOTAL CURRENT ASSETS	284,252	231,633

PROPERTY AND EQUIPMENT, net	47,456	42,722
GOODWILL	27,114	20,951
OTHER INTANGIBLES, net	36,062	42,391
OTHER ASSETS	4,404	5,367
TOTAL ASSETS	$399,288	$343,064

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank borrowings - short-term	$ 86,000	$ 21,500
Accounts payable	9,962	15,585
Accrued expenses	40,996	45,743
Income taxes payable	2,430	6,899
TOTAL CURRENT LIABILITIES	139,388	89,727

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	5,550	5,522
DEFERRED INCOME TAX LIABILITIES	7,190	6,204
BANK BORROWINGS - LONG-TERM	22,500	5,000
CONVERTIBLE NOTES	75,000	75,000

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,561,213 in 2007 and 13,283,313 in 2006	126	133
Paid-in capital	113,323	111,165
Retained earnings	36,133	50,235
Accumulated other comprehensive income	78	78
TOTAL STOCKHOLDERS’ EQUITY	149,660	161,611
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$399,288	$343,064

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	$143,470	$141,654	$338,628	$300,126

Cost of sales	84,534	84,261	197,537	174,293
Distribution expenses	13,068	13,721	38,100	34,925
Selling, general and administrative expenses	32,116	31,280	91,541	78,355

Income from operations	13,752	12,392	11,450	12,553

Interest expense	2,578	1,535	5,659	2,668
Other expense (income), net	121	(11)	121	20

Income before income taxes	11,053	10,868	5,670	9,865

Income tax provision	4,258	4,184	2,184	3,792

NET INCOME	$ 6,795	$ 6,684	$ 3,486	$ 6,073

BASIC INCOME PER COMMON SHARE	$ 0.52	$ 0.50	$ 0.26	$ 0.46
DILUTED INCOME PER COMMON SHARE	$ 0.47	$ 0.45	$ 0.26	$ 0.45

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$ 3,486	$ 6,073
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	6,486	5,664
Deferred income taxes	381	1,588
Stock option expense	1,581	722
Director stock compensation	60	100
Changes in operating assets and liabilities (excluding the effects of the business acquisitions):
Accounts receivable	(21,029)	(10,953)
Inventory	(15,511)	(49,278)
Prepaid expenses, other current assets and other assets	(23)	(3,605)
Accounts payable, accrued expenses and other liabilities	(8,978)	19,421
Income tax payable	(4,433)	(6,705)
NET CASH USED IN OPERATING ACTIVITIES	(37,980)	(36,973)

INVESTING ACTIVITIES
Purchase of property and equipment	(15,149)	(8,822)
Business acquisitions	(10,680)	(43,233)
NET CASH USED IN INVESTING ACTIVITIES	(25,829)	(52,055)

FINANCING ACTIVITIES
Proceeds from bank borrowings, net	82,000	18,312
Proceeds from exercise of stock options	232	180
Proceeds from the issuance of convertible notes	–	72,188
Excess tax benefits from stock compensation	115	636
Payment of capital lease obligations	(340)	(278)
Cash dividends paid	(2,518)	(2,489)
Repurchases of common stock	(15,066)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	64,423	88,549

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	614	(479)
Cash and cash equivalents at beginning of period	150	786
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 764	$ 307

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

(unaudited)

NOTE A – BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer, through Company-operated outlet stores and catalog and Internet operations. Wholesale sales are recognized when title passes and the risks and rewards of ownership have transferred to the customer. Outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers are included in net sales and amounted to $1.3 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $3.1 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Inventory

Inventory consists principally of finished goods sourced from third party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. Consistent with the seasonality of the Company’s business, inventory generally increases, beginning late in the first quarter of the year, and reaches a peak at the end of the third quarter or early in the fourth quarter, and declines thereafter. The Company periodically reviews and analyzes inventory based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise. When appropriate, the Company writes down inventory to net realizable value.

The components of inventory are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Finished goods	$175,062	$151,480
Work in process	2,134	1,592
Raw materials	2,465	2,278
Total	$179,661	$155,350

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out expenses, which are included in distribution expenses, amounted to $1.9 million and $2.5 million for the three months ended September 30, 2007 and 2006, respectively, and $5.8 million and $6.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequent amendments. SFAS No. 133 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings.

Reclassifications

Certain 2006 selling, general and administrative expenses and distribution expenses have been reclassified to conform to the 2007 presentation. A reclassification from selling, general and administrative expenses to distribution expenses was made to reflect certain freight-out costs as a component of distribution expenses. A reclassification from selling, general and administrative expenses to cost of sales was due to a change in the fourth quarter of 2006 to the allocations of sourcing and receiving payroll that are included in cost of sales. The reclassifications were not material to the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2006.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE B – ACQUISITIONS

Lenox

On July 20, 2007 the Company acquired certain assets from Lenox Group Inc. (“Lenox”).  As part of the transaction the Company entered into a long-term licensing agreement with Lenox under which it will exclusively license the Gorham®, Kirk Stieff®, Whiting™ and Durgin™ trademarks in connection with the manufacture, sale, distribution and marketing of sterling silver products.

The purchase price has been determined as follows (in thousands):

Cash paid	$8,135
Professional fees and other costs	119
Total purchase price	$8,254

The purchase price has been allocated as follows (in thousands):

Inventory	$7,830
Property and equipment	424
Total assets acquired	$8,254

Pomerantz and Design for Living

On April 25, 2007, in two separate transactions, the Company acquired the Pomerantz® brand and certain related assets from JP Products, LLC and the Design for Living® brand and certain related assets from Design for Living, LLC.

The combined purchase price has been determined as follows (in thousands):

Cash paid at closing	$1,678
Professional fees and other costs	307
Total purchase price	$1,985

The combined purchase price has been allocated as follows (in thousands):

Inventory	$ 975
Other intangibles	1,010
Total assets acquired	$1,985

Other intangibles consist of $703,000 for the Pomerantz® trade name which was determined to have an indefinite life and $307,000, consisting of patents acquired, that have an estimated life of 17 years.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE B – ACQUISITIONS (continued)

Syratech

In April 2006, the Company acquired the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. The assets acquired included Syratech’s registered trademarks, including Wallace Silversmiths®, Towle Silversmiths®, International® Silver Company, Melannco® and Elements® and a license to market Cuisinart® branded tabletop products. After the effect of post closing working capital adjustments and a related arbitration proceeding, the purchase price was as follows (in thousands):

Cash paid	$41,871
Common stock issued	6,955
Professional fees and other costs	3,237
Total purchase price	$52,063

During the quarter ended March 31, 2007, the Company finalized the valuation of the identifiable intangible assets and goodwill related to Syratech, and as a result, the Company recorded an increase to goodwill of $6.2 million. Of the $13.8 million of intangible assets, $13.1 million was assigned to the tradenames acquired in the transaction, which were determined to have indefinite lives, and $770,000 was assigned to a license for the Cuisinart® brand name and customer relationships, which were determined to have lives of three and five years, respectively.

During the quarter ended September 30, 2007, the Company settled a loss contract assumed in the Syratech transaction which has been reflected in the final purchase price allocation as follows (in thousands):

Assets acquired:
Cash	$ 509
Accounts receivable	16,698
Inventory	30,411
Prepaid and other current assets	566
Property and equipment	4,654
Other assets	126
Other intangibles	13,839
Goodwill	6,163
Liabilities assumed	(20,903)
Total net assets acquired	$ 52,063

The aforementioned acquisitions were accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of acquired businesses have been included in the Company’s consolidated financial statements from the date of acquisition. The cash portion of the purchase prices of the aforementioned acquisitions was funded by borrowings under the Company’s Credit Facility.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill

At September 30, 2007, changes in the carrying amount of goodwill, all of which is included as an asset in the Company’s wholesale segment, is as follows (in thousands):

Balance December 31, 2006	$20,951
Syratech acquisition	6,163
Balance September 30, 2007	$27,114

Intangible assets

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trade names	$22,146	$ –	$22,146	$27,979	$ –	$27,979

Finite-lived intangible assets:
Licenses	15,847	4,331	11,516	15,885	3,872	12,013
Trade names	2,477	999	1,478	2,477	937	1,540
Customer relationships	886	413	473	949	289	660
Designs	460	313	147	460	261	199
Patents	307	5	302	–	–	–
Total	$42,123	$6,061	$36,062	$47,750	$5,359	$42,391

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE D – CONVERTIBLE NOTES

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

NOTE E – BANK CREDIT FACILITY

At September 30, 2007, the Company had a $150 million secured credit facility, with an accordion feature for an additional $50 million, that expires in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At September 30, 2007, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. At September 30, 2007, the Company had $3.1 million of open letters of credit and $108.5 million (which $86.0 million is classified as short-term and $22.5 million is classified as long-term) outstanding under its Credit Facility. The availability under the Credit Facility at September 30, 2007 was $33.3 million. Interest rates on the outstanding borrowings at September 30, 2007 ranged from 4.70% to 6.24%.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE F – DERIVATIVES

Interest rate swap agreements

The Company entered into interest rate swap agreements to effectively fix the interest rate on $22.5 million of the Company’s variable interest rate borrowings outstanding under the Company’s Credit Facility. The interest rate swaps serve as economic hedges against increases in interest rates but were not designated as hedges for accounting purposes. The interest rate swaps have notional values of $5.0 million and $17.5 million and expire in August 2009 and January 2011, respectively. The effect of marking the interest rate swaps to fair value resulted in unrealized losses for the three and nine months ended September 30, 2007 of $383,000 and $115,000, respectively, which is recorded in interest expense.

Foreign currency forward

On July 31, 2007 the Company entered into a $22.0 million forward contract to purchase 239.8 million Mexican Pesos on October 31, 2007 at a rate of 10.90 Mexican Pesos to the U.S. Dollar. The Company entered into the forward contract to protect the Company against adverse fluctuations in the value of the U.S. dollar to the Mexican Peso in connection with the Company’s pending purchase of a 29.99% interest in Ekco, S.A.B. (“Ekco”) described in Note L. The effect of marking the forward contract to fair value resulted in a loss for the three and nine months ended September 30, 2007 in the amount of $119,000, which is recorded in other expense (income), net.

NOTE G – STOCK OPTIONS

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2007 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2007	1,410,900	$22.78
Grants	486,500	22.20
Exercises	(30,000)	7.79
Cancellations	(54,000)	27.74
Options outstanding September 30, 2007	1,813,400	22.72	5.90	$4,117,000
Options exercisable September 30, 2007	929,296	19.81	5.32	$4,117,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the Company’s option holders had all option holders exercised their stock options on September 28, 2007 (the last trading day of the quarter ended September 30, 2007). The intrinsic value is calculated as the difference between the Company’s closing stock price on September 28, 2007 and the exercise price of the stock option, multiplied by the number of in-the-money stock options.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE G – STOCK OPTIONS (continued)

The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $388,000. The intrinsic value of a stock option that was exercised is calculated as the difference between the market value of the Company’s common stock on the date the stock option was exercised and the exercise price of the stock option.

The Company recognized stock option expense of $615,000 and $392,000 for the three months ended September 30, 2007 and 2006, respectively, and $1.6 million and $722,000 for the nine months ended September 30, 2007 and 2006, respectively. Total unrecognized compensation cost related to unvested stock options at September 30, 2007, before the effect of income taxes, was $7.7 million and is expected to be recognized over a weighted-average period of 3.52 years.

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

The weighted-average per share grant date fair value of stock options granted during the nine months ended September 30, 2007 was $8.49.

The fair value of stock options granted during the nine months ended September 30, 2007 was estimated at the date of grant using the following weighted-average assumptions:

Volatility(1)	39.8%
Expected term (years)(2)	5.15
Risk-free interest rate(3)	4.61%
Expected dividend yield(4)	1.13%

(1)	Volatility is measured using historical volatility.

(2)	The expected term represents the period of time for which the stock options granted are expected to be outstanding.

(3)	The risk-free interest rate is based on United States treasury yields in effect at the time of grant corresponding to the expected term of the stock options.
(4)	The expected dividend yield was calculated by dividing the expected annual dividends by the market value of the Company’s common stock on the grant date.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE H – INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net income- Basic	$ 6,795	$ 6,684	$ 3,486	$ 6,073
Net interest expense, 4.75% Convertible Notes	654	657	–	–
Net income- Diluted	$ 7,449	$ 7,341	$ 3,486	$ 6,073

Weighted- average shares outstanding – Basic	13,002	13,474	13,197	13,251
Effect of dilutive securities:
Stock options	139	156	147	192
4.75% Convertible Notes	2,679	2,679	–	–
Weighted- average shares outstanding – Diluted	15,820	16,309	13,344	13,443

Basic income per common share	$ 0.52	$ 0.50	$ 0.26	$ 0.46
Diluted income per common share	$ 0.47	$ 0.45	$ 0.26	$ 0.45

The computation of diluted income per common share for the three months ended September 30, 2007 excludes options to purchase 1,495,500 shares of the Company’s common stock. The computation of diluted income per common share for the nine months ended September 30, 2007 excludes options to purchase 1,560,767 shares of the Company’s common stock and 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes and related interest expense. The computation of diluted income per common share for the three months ended September 30, 2006 excludes options to purchase 1,050,000 shares of the Company’s common stock. The computation of diluted income per common share for the nine months ended September 30, 2006 excludes options to purchase 944,700 shares of the Company’s common stock and 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes and related interest expense. These amounts were excluded due to their antidilutive effect.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE I – INCOME TAXES

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of this review, the Company determined that no adjustments to the estimated value of its uncertain tax positions were necessary. Accordingly, upon the adoption of FIN No. 48 no charge to retained earnings was required. The estimated value of the Company’s uncertain tax positions is a liability of approximately $1.7 million. The liability for uncertain tax positions is included in accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2007. If the Company’s positions are sustained by the taxing authorities in favor of the Company, the Company’s income tax provision would be reduced by approximately $1.7 million.

The Company has identified federal, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are years 2002 through 2006. The periods subject to examination for the Company’s New York return are years 2003 through 2006. The periods subject to examination for the Company’s New Jersey return are years 2001 through 2006.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for each of the three and nine months ended September 30, 2007 and 2006.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE J – BUSINESS SEGMENTS

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business, that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated retail outlet stores and catalog and Internet operations. At September 30, 2007, the Company operated 36 stores under the Farberware® brand name and 40 outlet stores under the Pfaltzgraff® brand name. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products in each segment.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net sales
Wholesale	$123,174	$120,655	$289,768	$247,118
Direct-to-consumer	20,296	20,999	48,860	53,008
Total net sales	$143,470	$141,654	$338,628	$300,126

Income (loss) from operations
Wholesale	$ 17,657	$ 17,464	$ 26,670	$ 26,959
Direct-to-consumer	(1,132)	(2,663)	(8,192)	(8,714)
Unallocated corporate expenses	(2,773)	(2,409)	(7,028)	(5,692)
Total income from operations	$ 13,752	$ 12,392	$ 11,450	$ 12,553

Depreciation and amortization
Wholesale	$ 1,833	$ 1,749	$ 5,465	$ 4,708
Direct-to-consumer	352	393	1,021	956
Total depreciation and amortization	$ 2,185	$ 2,142	$ 6,486	$ 5,664

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE K – CONTINGENCIES

The Company is a defendant in various lawsuits arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In addition to the matters referred to in the foregoing paragraph, on April 10, 2007, a complaint was filed against the Company in the United States District Court for the Eastern District of Pennsylvania, in which Plaintiff alleges that the Company violated the Fair and Accurate Credit Transaction Act of 2003. The Company is in the process of negotiating a settlement with the Plaintiff which will be subject to final court approval. The proposed settlement is expected to be immaterial to the Company’s consolidated financial statements.

NOTE L – OTHER

Dividends

Dividends declared in 2007 are as follows:

Dividend	Date declared	Date of record	Payment date
$0.0625	February 9, 2007	February 9, 2007	February 16, 2007
$0.0625	April 25, 2007	May 4, 2007	May 18, 2007
$0.0625	July 20, 2007	August 3, 2007	August 17, 2007
$0.0625	October 23, 2007	November 2, 2007	November 16, 2007

Stock repurchase plan

In July 2007, the Board of Directors of the Company authorized a program to repurchase up to $20.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. During the quarter ended September 30, 2007, the Company purchased in the open market and retired 763,565 shares of its common stock for a total cost of $15.1 million under the program.

Supplemental cash flow information

	Nine months ended September 30,
	2007	2006
	(in thousands)
Cash paid for interest	$4,275	$1,600
Cash paid for taxes	5,776	7,865

Non-cash investing activities:
Reclassification of property and equipment to building held for sale	5,073	–
Equipment acquired under capital leases	34	–

Non-cash financing activities:
Director restricted stock grant	150	100

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

NOTE L – OTHER (continued)

Building held for sale

In January 2007, the Company moved its corporate headquarters to a new leased facility where it occupies approximately 69,000 square feet of office space and approximately 45,000 square feet of showroom/warehouse space. Prior thereto, the Company’s corporate headquarters was located in a 47,000 square foot building owned by the Company, which the Company has put on the market for sale. The net book value of the land, building, and building improvements related to the Company’s former corporate headquarters of approximately $5.1 million has been classified as building held for sale in the Company’s condensed consolidated balance sheet at September 30, 2007. In July 2007, the Company entered into an agreement to sell its former corporate headquarters for $9.3 million. The sale is expected to close by December 31, 2007.

Ekco S.A.B

On June 8, 2007 the Company signed a definitive agreement to purchase a 29.99% interest in Ekco for approximately 245.6 million Mexican Pesos ($22.5 million based on the exchange rate of Mexican Pesos to the U.S. Dollar at September 30, 2007).  Ekco is one of Mexico’s leading housewares companies and manufactures and sells cookware, bakeware, kitchenware, cutlery, dinnerware, flatware and related items.  Ekco markets its products in Mexico under the Ekco®, Vasconia®, Regal®, H. Steele®, Presto® and Thermos® brands.  Shares of Ekco’s capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., (the Mexican Stock Exchange), under the symbol BMV: EKCO. The agreement provides for the Company to appoint four new directors to Ekco’s 11-member Board of Directors.  The agreement also provides mechanisms whereby the Company would be able to acquire majority ownership of Ekco or, conversely, to require Ekco to repurchase the Company’s ownership interests.  The transaction is subject to government, regulatory and corporate approvals and conditions. The Company anticipates the transaction will close by December 31, 2007.

Distribution center lease

On June 29, 2007 the Company entered into a ten year lease agreement (the “Lease”) for approximately 753,170 square feet of warehouse and distribution space in Fontana, California. The facility will serve as the Company’s main West Coast distribution center into which all of the Company’s current West Coast distribution facilities will be consolidated. Annual rent is approximately $3.3 million at the onset of the Lease and will increase over the term of the Lease to approximately $4.5 million. The Lease contains two renewal options for five years each. The Company expects to begin occupying the space December 1, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 6, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company’s adoption of the provisions of Statement of Financial Accounting Standards No. 123(R) (Revised 2004) Share-Based Payment, effective January 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ Ernst & Young LLP

Melville, New York

November 1, 2007

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

Overview

The Company is a leading designer, developer and marketer of a broad range of nationally branded consumer products. The Company’s three main product categories and the products that are included in each of the product categories are as follows:

Food Preparation	Tabletop	Home Décor
Kitchenware	Flatware	Decorative Accessories
Cutlery & Cutting Boards	Crystal	Wall Décor
Bakeware & Cookware	Dinnerware	Picture Frames
Pantryware & Spices	Glassware	Non-electric Lighting
Fondues & Tabletop Entertaining	Serveware	Lawn & Garden Décor
Functional Glassware	Tabletop Accessories	Seasonal Decorations
Barware
Giftware

In addition the Company sells products in the Bath Hardware and Accessories product category.

The Company sells and markets its products under various brands which are either owned or licensed.

Brands owned by the Company and the products marketed under these brands include: Elements® (Decorative Accessories, Wall Décor, Non-electric Lighting, Lawn & Garden Décor and Seasonal Decorations), Pfaltzgraff® (Dinnerware, Flatware, Serveware, Tabletop Accessories, Glassware and Pantryware & Spices), Kamenstein® (Pantryware & Spices), Wallace Silversmiths® (Flatware, Serveware, Giftware and Tabletop Accessories), Towle Silversmiths® (Flatware, Serveware, Barware, Giftware and Tabletop Accessories), International® Silver Company (Flatware, Serveware, Giftware and Tabletop Accessories), Tuttle® (Flatware), Melannco® (Picture Frames), Gemco® (Functional Glassware), Roshco® (Bakeware & Cookware), Block® (Crystal, Dinnerware and Giftware), Hoan® (Kitchenware), USE® (Bath Hardware & Accessories), Hoffritz® (Cutlery & Cutting Boards, Kitchenware, Tabletop Accessories and Bakeware & Cookware), Retroneu® (Flatware), CasaMôda® (Bakeware & Cookware, Barware, Fondues & Tabletop Entertaining), Cuisine de France® (Cutlery & Cutting Boards and Bakeware & Cookware), Baker’s Advantage® (Bakeware & Cookware) and Pomerantz® (Pantryware & Spices).

Brands licensed by the Company and the products marketed under these brands include: KitchenAid® (Kitchenware, Cutlery & Cutting Boards, Pantryware & Spices and Bakeware & Cookware), Farberware® (Kitchenware, Cutlery & Cutting Boards, Flatware, Dinnerware and Serveware), Cuisinart® (Cutlery & Cutting Boards, Dinnerware, Flatware and Pantryware & Spices), Sabatier® (Cutlery & Cutting Boards, Bakeware & Cookware, Kitchenware and Serveware), Hershey®’s (Fondues & Tabletop Entertaining), Calvin Klein® (Dinnerware, Flatware, Crystal and Giftware), Pedrini® (Kitchenware, Cutlery & Cutting Boards, Bakeware & Cookware, Dinnerware and Barware), Sasaki® (Crystal, Glassware, Dinnerware, Serveware, Flatware and Cutlery & Cutting Boards), Joseph Abboud™ (Dinnerware, Flatware, Giftware and Glassware), Nautica® (Dinnerware and Glassware), Jell-O® (Bakeware & Cookware), Weir in Your Kitchen™ (Bakeware & Cookware) and DBK™ Daniel Boulud Kitchen (Pantryware & Spices), Gorham® (Flatware and Giftware), Kirk Stieff® (Flatware), Whiting™ (Flatware), and Durgin™ (Flatware).

The Company markets several product lines within each of the Company’s product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company’s competitive advantage is based on strong brands, an emphasis on innovation and new product development and excellent sourcing capabilities. The Company owns or licenses many of the leading brands in its industries. The Company developed or redesigned over 3,000 products in 2006 and expects to develop or redesign approximately 3,600 products in 2007. The Company has been sourcing its products in Asia for over 45 years and currently sources its products from approximately 400 suppliers located primarily in China. The Company produces a majority of its sterling silver products at its manufacturing facility in San German, Puerto Rico.

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

Acquisitions

In April 2006, the Company acquired the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. The assets acquired included Syratech’s registered trademarks including Wallace Silversmiths®, Towle Silversmiths®, International® Silver Company, Melannco® and Elements® and a license to market Cuisinart® branded tabletop products.

In April 2007, in two separate transactions, the Company acquired the Pomerantz® brand and certain related assets from JP Products, LLC and the Design for Living® brand and certain related assets from Design for Living, LLC.

In July 2007, the Company acquired certain assets from Lenox Group Inc. (“Lenox”). Concurrently with the execution of the agreement, the Company entered into a long-term exclusive licensing agreement with Lenox under which the Company licensed the Gorham®, Kirk Stieff®, Whiting™ and Durgin™ trademarks in connection with the manufacture, sale, distribution and marketing of sterling silver products.

Business Segments

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through 76 Company-operated retail outlet stores and catalog and Internet operations.

Seasonality

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2006, 2005 and 2004, net sales for the third and fourth quarters accounted for 65%, 71% and 63% of total annual net sales, respectively. Operating profits earned in the third and fourth quarters of 2006, 2005 and 2004 accounted for 99%, 83% and 92% of total annual operating profits, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

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

Results of Operations

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.9	59.5	58.3	58.1
Distribution expenses	9.1	9.7	11.3	11.6
Selling, general and administrative expenses	22.4	22.1	27.0	26.1
Income from operations	9.6	8.7	3.4	4.2
Interest expense	1.9	1.1	1.7	0.9
Income before income taxes	7.7	7.6	1.7	3.3
Income tax provision	3.0	3.0	0.6	1.3
Net income	4.7%	4.6%	1.0%	2.0%

Management’s Discussion and Analysis

QUARTER ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE QUARTER ENDED

SEPTEMBER 30, 2006

Net sales

Net sales for the quarter ended September 30, 2007 were $143.5 million, an increase of 1.3% over net sales of $141.7 million for the 2006 quarter.

Net sales for the Company’s wholesale segment for the quarter ended September 30, 2007 were $123.2 million, an increase of $2.5 million or 2.1% over net sales of $120.7 million for the 2006 quarter. The increase in net sales was primarily attributable to growth in the Company’s Home Décor products.

Net sales for the direct-to-consumer segment for the quarter ended September 30, 2007 were $20.3 million compared to net sales of $21.0 million for the 2006 quarter. The decrease in net sales was primarily attributable to certain aggressive promotional sales events that occurred in the 2006 quarter that were not repeated in the 2007 quarter and to a lesser extent, a reduction in the number of Farberware® and Pfaltzgraff® stores at September 30, 2007 (76 stores) compared to September 30, 2006 (84 stores). The decrease was partially offset by higher sales volume in catalog and Internet.

Cost of sales

Cost of sales for the quarter ended September 30, 2007 was $84.5 million, compared to $84.3 million for the 2006 quarter. Cost of sales as a percentage of net sales was 58.9% for the quarter ended September 30, 2007 compared to 59.5% for the 2006 quarter.

Cost of sales as a percentage of net sales for the wholesale segment was 62.4% for the quarter ended September 30, 2007 compared to 61.7% for the 2006 quarter. The decline in gross profit margin was primarily attributable to higher sales of Home Décor products which generate lower gross profit margins, which is offset by lower distribution expenses when determining the profitability of these products since these products are generally shipped directly to retailers.

Cost of sales as a percentage of net sales for the direct-to-consumer segment improved to 37.9% for the quarter ended September 30, 2007 compared to 46.6% for the 2006 quarter. The improvement in gross profit margin was due primarily to growth in catalog and Internet sales which generate higher profit margins and the impact of planned reductions of the aggressive promotional sales events that occurred in the 2006 quarter. Products that are transferred to the direct-to-consumer segment from the wholesale segment are transferred at cost.

Distribution expenses

Distribution expenses for the quarter ended September 30, 2007 were $13.1 million, a decrease of $653,000, or 4.8% compared to distribution expenses of $13.7 million for the 2006 quarter. Distribution expenses as a percentage of net sales were 9.1% for the quarter ended September 30, 2007 compared to 9.7% for the 2006 quarter.

Distribution expenses as a percentage of net sales for the Company’s wholesale segment improved to 7.8% for the quarter ended September 30, 2007 compared to 9.0% for the 2006 quarter. This improvement was due to improved labor management and the growth of the Syratech business which has a much higher proportion of its sales shipped direct to retailers from overseas suppliers than the Company’s other major product lines.

Distribution expenses for the direct-to-consumer segment were approximately $3.4 million for the quarter ended September 30, 2007 compared to $3.0 million for the 2006 quarter. The increase in distribution expenses was attributable to higher receiving and storage costs in the 2007 quarter associated with higher inventory levels and higher shipping and handling costs associated with the growth in catalog and Internet sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the quarter ended September 30, 2007 were $32.1 million, an increase of $836,000 or 2.7% over the $31.3 million of selling, general and administrative expenses for the 2006 quarter.

The Company measures operating income by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for the quarters ended September 30, 2007 and 2006 were $2.8 million and $2.4 million, respectively. Unallocated corporate expenses for the quarters ended September 30, 2007 and 2006 include $615,000 and $392,000 of stock option expense, respectively.

Selling, general and administrative expenses for the quarter ended September 30, 2007 for the Company’s wholesale segment were $19.0 million, an increase of $1.4 million or 7.7% over the $17.7 million of selling, general and administrative expenses for the 2006 quarter, and as a percentage of net sales was 15.4% for the quarter ended September 30, 2007 compared to 14.6% for the 2006 quarter. The higher percentage relationship reflects added costs of the Company’s new leased headquarters in Garden City, additional depreciation associated with the Company’s new SAP business enterprise system, the costs of maintaining the Company’s former corporate headquarters which is expected to be sold in 2007 and therefore will not continue in 2008, and increased compensation expense.

Selling, general and administrative expenses for the quarter ended September 30, 2007 for the Company’s direct-to-consumer segment were $10.3 million, a decrease of approximately $900,000 or 7.8% compared to $11.2 million for the 2006 quarter. Selling, general and administrative expenses as a percentage of net sales was 50.9% for the quarter ended September 30, 2007 compared to 53.4% for the 2006 quarter. The percentage decrease is the result of efforts to reduce expenses and relates primarily to decreases in payroll and advertising expenses.

Income from operations

Income from operations for the quarter ended September 30, 2007 was $13.8 million compared to income from operations of $12.4 million for the 2006 quarter.

The Company measures operating income by segment excluding certain unallocated corporate expenses.

Income from operations for the wholesale segment for the quarter ended September 30, 2007 was $17.7 million, compared to $17.5 million for the 2006 quarter and, as a percentage of net sales, was 14.3% for the quarter ended September 30, 2007 compared to 14.5% for the 2006 quarter.

The direct-to-consumer segment incurred an operating loss of $1.1 million for the quarter ended September 30, 2007, compared to an operating loss of $2.7 million for the 2006 quarter.

Interest expense

Interest expense for the quarter ended September 30, 2007 was $2.6 million compared to $1.5 million for the 2006 quarter. The increase in interest expense was primarily attributable to an increase in the amount outstanding under the Company’s Credit Facility during the quarter ended September 30, 2007 compared to the 2006 quarter and an unrealized loss related to the Company’s interest rate swaps on marking them to fair value.

Income tax provision

The income tax provision for the quarter ended September 30, 2007 was $4.3 million, compared to $4.2 million for the 2006 quarter. The Company’s effective income tax rate was 38.5% for the quarters ended September 30, 2007 and 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 2006

Net sales

Net sales for the nine months ended September 30, 2007 were $338.6 million, an increase of 12.8% over net sales of $300.1 million for the 2006 period.

Net sales for the Company’s wholesale segment were $289.8 million for the nine months ended September 30, 2007, an increase of $42.7 million or 17.3% over net sales of $247.1 million for the 2006 period. Year-over-year net sales comparisons for the wholesale segment were impacted by the acquisition of Syratech in April 2006. Excluding Syratech’s net sales of $88.3 million and $55.7 million for the nine months ended September 30, 2007 and 2006, respectively, wholesale net sales were $201.5 million for the 2007 period, an increase of 5.1% over net sales of $191.7 million for the 2006 period. The increase in net sales was attributable to sales growth in the Company’s food preparation product category.

Net sales for the direct-to-consumer segment for the nine months ended September 30, 2007 were $48.9 million compared to net sales of $53.0 million for the 2006 period. The decrease in net sales was primarily attributable to certain aggressive promotional sales events that occurred in the 2006 period that were not repeated in the 2007 period and to a lesser extent, a reduction in the number of Farberware® and Pfaltzgraff® stores at September 30, 2007 (76 stores) compared to September 30, 2006 (84 stores). The decrease was partially offset by higher sales volume in catalog and Internet.

Cost of sales

Cost of sales for the nine months ended September 30, 2007 was $197.5 million, compared to $174.3 million for the 2006 period. Cost of sales as a percentage of net sales was 58.3% for the nine months ended September 30, 2007 compared to 58.1% for the 2006 period.

Cost of sales as a percentage of net sales for the wholesale segment was 61.9% for the nine months ended September 30, 2007 compared to 60.7% for the 2006 period. The decrease in gross profit margin was primarily attributable to the impact of the Syratech business acquired in April 2006, as Syratech’s products generally are sold at lower gross profit margins than the average margin of the Company’s other major product categories, which is offset by lower distribution expenses when determining the profitability of these products since a majority of these products are shipped directly to retailers. Excluding Syratech, cost of sales as a percentage of net sales for the wholesale business was 57.9% for the nine months ended September 30, 2007 and 2006.

Cost of sales as a percentage of net sales for the direct-to-consumer segment improved to 37.4% for the nine months ended September 30, 2007 compared to 46.0% for the 2006 period. The improvement in gross profit margin was due primarily to growth in catalog and Internet sales which generate higher profit margins and the impact of planned reductions of the aggressive promotional sales events that occurred in the 2006 period. Products that are transferred to the direct-to-consumer segment from the wholesale segment are transferred at cost.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2007 were $38.1 million, an increase of $3.2 million, or 9.1% over distribution expenses of $34.9 million for the 2006 period. Distribution expenses as a percentage of net sales were 11.3% for the nine months ended September 30, 2007 compared to 11.6% for the 2006 period.

Distribution expenses as a percentage of net sales for the Company’s wholesale segment improved to 9.9% for the nine months ended September 30, 2007 compared to 11.2% for the 2006 period. This improvement was due principally to the impact of the Syratech business acquired in April 2006, which has a much higher proportion of its sales shipped direct to retailers from overseas suppliers than the Company’s other major product lines.

Distribution expenses for the direct-to-consumer business were approximately $9.4 million for the nine months ended September 30, 2007 compared to $7.2 million for the 2006 period. The increase in expenses was attributable to higher receiving and storage costs in the 2007 period associated with higher inventory levels and higher shipping and handling costs associated with the growth in catalog and Internet sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $91.5 million, an increase of $13.2 million, or 16.8% over the $78.4 million of selling, general and administrative expenses for 2006 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for the nine months ended September 30, 2007 and 2006 were $7.0 million and $5.7 million, respectively. Unallocated corporate expenses for the nine months ended September 30, 2007 and 2006 include $1.6 million and $722,000 of stock option expense, respectively.

Selling, general and administrative expenses for the nine months ended September 30, 2007 for the Company’s wholesale segment were $55.2 million, an increase of $12.8 million or 30.4% over the $42.3 million for the 2006 period, and as a percentage of net sales were 19.0% for the nine months ended September 30, 2007 compared to 17.1% for the 2006 period. The higher percentage relationship reflects added costs of the Company’s new leased headquarters in Garden City, additional depreciation associated with the Company’s new SAP business enterprise system, the costs of maintaining the Company’s former corporate headquarters which is expected to be sold in 2007 and therefore will not continue in 2008, and increased compensation expense.

Selling, general and administrative expenses for the nine months ended September 30, 2007 for the Company’s direct-to-consumer segment were $29.3 million, a decrease of $1.0 million or 3.3% compared to $30.3 million for the 2006 period. Selling, general and administrative expenses as a percentage of net sales was 60.1% for the nine months ended September 30, 2007 compared to 57.2% for the 2006 period. The percentage increase is the result of an increase in store operating expenses due to the termination in June 2006 of a contract the Company had with a third party who occupied 30% of the floor space in each Farberware® store and reimbursed the Company for 30% of the related expenses of the Farberware® stores.

Income from operations

Income from operations for the nine months ended September 30, 2007 was $11.5 million compared to income from operations of $12.6 million for the 2006 period.

The Company measures operating income by segment excluding certain unallocated corporate expenses.

Income from operations for the wholesale segment for the nine months ended September 30, 2007 was $26.7 million, compared to $27.0 million for the 2006 period and, as a percentage of net sales, was 9.2% for the nine months ended September 30, 2007 compared to 10.9% for the 2006 period.

The direct-to-consumer segment incurred an operating loss of $8.2 million for the nine months ended September 30, 2007, compared to an operating loss of $8.7 million for the 2006 period.

Interest expense

Interest expense for the nine months ended September 30, 2007 was $5.7 million compared to $2.7 million for the 2006 period. The increase in interest expense was due primarily to the Company’s 4.75% Convertible Notes that were issued in June 2006 and, to a lesser extent, an increase in amounts outstanding under the Company’s Credit Facility in the 2007 period.

Income tax provision

The income tax provision for the nine months ended September 30, 2007 was $2.2 million, compared to $3.8 million for the 2006 period. The Company’s effective income tax rate was 38.5% for the nine months ended September 30, 2007 and 38.4% for the 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs generally are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility. The Company’s primary uses of funds consist of acquisitions, capital expenditures, working capital requirements, payments of principal and interest on its debt and payment of cash dividends.

In July 2007, the Board of Directors of the Company authorized a program to repurchase up to $20.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. During the quarter ended September 30, 2007, the Company purchased in the open market and retired 763,565 shares of its common stock for a total cost of $15.1 million under the program.

At September 30, 2007, the Company had a $150 million secured credit facility, with an accordion feature for an additional $50 million, (the “Credit Facility”) that expires in April 2011. Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At September 30, 2007, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on an alternate base rate, the LIBOR rate or the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. At September 30, 2007, the Company had $3.1 million of open letters of credit and $108.5 million of borrowings outstanding under its Credit Facility. The availability under the Credit Facility at September 30, 2007 was $33.3 million. Interest rates on the outstanding borrowings at September 30, 2007 ranged from 4.70% to 6.24%.

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

At September 30, 2007, the Company had cash and cash equivalents of $764,000, compared to $150,000 at December 31, 2006.

The Company has declared the following dividends in 2007:

Dividend	Date declared	Date of record	Payment date
$0.0625	February 9, 2007	February 9, 2007	February 16, 2007
$0.0625	April 25, 2007	May 4, 2007	May 18, 2007
$0.0625	July 20, 2007	August 3, 2007	August 17, 2007
$0.0625	October 23, 2007	November 2, 2007	November 16, 2007

Capital expenditures were $15.1 million for the nine months ended September 30, 2007 and $8.8 million for the 2006 period. The Company’s 2007 planned capital expenditures are estimated at $17.0 million. Expenditures in 2007 primarily relate to leasehold improvements at the Company’s new corporate headquarters in Garden City, New York, expenditures related to the Company’s new SAP business enterprise system and additional equipment purchases at the Company’s Robbinsville, New Jersey distribution center due to the recent expansion of the facility.

The Company believes that its cash and cash equivalents, internally generated funds and existing credit arrangement will be sufficient to finance its operations for at least the next twelve months.

The results of operations of the Company for the periods discussed have not been significantly affected by inflation or foreign currency fluctuation. The Company negotiates all of its purchase orders with its foreign manufacturers in U.S. dollars. Thus, the cost of the Company's purchase orders is generally not subject to change after the time the order is placed. However, the weakening of the United States dollar against local currencies could lead certain manufacturers to increase their U.S. dollar prices for products. Although there can be no assurance, the Company believes it would be able to compensate for any such price increase.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.’s (the “Company’s”) plans, objectives, goals, strategies, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2006 Annual Report on Form 10-K, included under the heading Risk Factors. As described in the Company’s Annual Report on Form 10-K, such risks, uncertainties and other important factors include, among others:

•	The Company’s relationship with key customers;

•	The Company’s relationship with key licensors;

•	The Company’s dependence on foreign sources of supply and foreign manufacturing;

•	The level of competition in the Company’s industry;

•	Changes in demand for the Company’s products and the success of new products;

•	Changes in general economic and business conditions which could affect customer payment practices or consumer spending;

•	Industry trends;

•	Increases in costs relating to manufacturing and transportation of products;

•	The seasonal nature of the Company’s business;

•	Departure of key personnel;

•	The timing of orders received from customers;

•	Fluctuations in costs of raw materials;

•	Encroachments on the Company’s intellectual property;

•	Product liability claims or product recalls;

•	The increased size of the Company’s direct-to-consumer retail business;

•	Future acquisitions and integration of acquired businesses;

•	Complexities associated with a multi-channel and multi-brand business;

•	Reliance on a third-party logistics provider;

•	Noncompliance with applicable regulations including the Sarbanes-Oxley Act of 2002;

•	Limited experience in the tabletop and home décor product categories;

•	Risks associated with the Company’s Internet operations; and

•	Technological risks.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s revolving credit facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense on its variable rate debt resulting from fluctuations in interest rates. At September 30, 2007, the Company had fixed the interest rate on $22.5 million of borrowings under its revolving credit facility using interest rate swaps. There were no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three month period ended September 30, 2007.

Item 4.       Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2007, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)       Changes in Internal Controls

In April 2007, the Company implemented a new SAP business enterprise system which involved changes in internal controls inherent in the Company’s systems and other data processing controls. There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, the Board of Directors of the Company authorized a program to repurchase up to $20.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. During the quarter ended September 30, 2007, the Company purchased in the open market and retired 763,565 shares of its common stock for a total cost of $15.1 million under the program.

The following table summarizes the Company’s stock repurchase activity for the quarter ended September 30, 2007 and the approximate dollar value of shares that may yet be purchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
August 2007	659,813	$19.64	659,813	$7,042,312
September 2007	103,752	20.32	103,752	4,934,388

Item 6.       Exhibits

Exhibit 31.1

Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.
/s/ Jeffrey Siegel	November 6, 2007
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	November 6, 2007
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)