Form 10-K
period 2007-12-31
LIFETIME BRANDS, INC
filed 2008-03-17
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES

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

(516) 683-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K                 ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(check one):       Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b(2) of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of 11,230,214 shares of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $230,000,000. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation, and should not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of March 14, 2008 was 11,964,388.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

LIFETIME BRANDS, INC.

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.’s (the “Company’s”) plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 1 of Part I and Item 7 of Part II, respectively. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Annual Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in this Annual Report, including the risk factors discussed in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others:

•	Changes in demand for the Company’s products and the success of new products;
•	The level of competition in the Company’s industry;
•	Changes in general economic and business conditions which could affect customer payment practices or consumer spending;
•	Industry trends;
•	The Company’s dependence on third party foreign sources of supply and foreign manufacturing;
•	Fluctuations in costs of raw materials;
•	Increases in costs relating to manufacturing and transportation of products;
•	Complexities associated with a multi-channel and multi-brand business;
•	Limited experience in the tabletop and home décor product categories;
•	The Company’s relationship with key licensors;
•	Encroachments on the Company’s intellectual property;
•	The Company’s relationship with key customers;
•	Product liability claims or product recalls;
•	The timing of delivery of products to customers;
•	The Company’s restructuring of its direct-to-consumer retail business;
•	Departure of key personnel;
•	Internal development of products by the Company’s customers;
•	Noncompliance with applicable regulations including the Sarbanes-Oxley Act of 2002;
•	Risks associated with the Company’s Internet operations;
•	Future acquisitions and integration of acquired businesses;
•	Technological risks;
•	Network security risks;
•	Risks associated with indebtedness; and
•	The seasonal nature of the Company’s business.

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

OTHER INFORMATION

The Company is required to file its annual reports on Forms 10-K and quarterly reports on Forms 10-Q, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained with respect to the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company’s electronic filings with the SEC at http://www.sec.gov . The Company also maintains a website at http://www.lifetimebrands.com where users can access the Company’s electronic filings free of charge.

PART I

Item 1. Business

OVERVIEW

The Company is one of North America’s leading resources for nationally branded kitchenware, tabletop and home décor products. The Company markets its products under some of the most well-respected and widely-recognized brand names in the U.S. housewares industry including three of the four most recognized brands of “Kitchen Tool, Cutlery and Gadgets” according to the Home Furnishing News Brand Survey for 2007 - KitchenAid®, Farberware®, and Cuisinart®. The Company primarily targets moderate to premium price points through every major level of trade and generally markets several lines within each of its product categories, often under more than one brand. At the heart of the Company is a strong culture of innovation and new product development. The Company has introduced over 3,600 new or redesigned products in 2007 and expects to introduce approximately 4,000 new or redesigned products in 2008.

The Company’s three main product categories and the products offered within the product categories are as follows:

Food Preparation	Tabletop	Home Décor
Kitchenware	Flatware	Non-electric Lighting
Cutlery & Cutting Boards	Dinnerware	Wall Décor
Bakeware & Cookware	Tabletop Accessories	Picture Frames
Pantryware & Spices	Giftware	Seasonal Decorations
Fondues & Tabletop Entertaining	Glassware	Decorative Accessories
Functional Glassware	Crystal	Lawn & Garden Décor
Serveware
Barware

The Company markets several product lines within each of the Company’s product categories and under each of the Company’s brands. The Company’s competitive advantage is based on strong brands, an emphasis on innovation and new product development, and excellent sourcing capabilities. The Company owns or licenses many of the leading brands in its industry. Over the last several years, the Company’s sales growth has come from: (i) expanding product offerings within the Company’s current categories, (ii) developing and acquiring new brands and product categories and (iii) entering new channels of distribution, primarily in the United States. Key factors in the Company’s growth strategy have been, and will continue to be, the selective use and management of the Company’s strong brands and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that currently consists of 102 professional designers, artists and engineers. This team creates new products, packaging and merchandising concepts. Utilizing the latest available design tools, technology and materials, the Company works closely with its suppliers to enable efficient and timely manufacturing of its products. The Company has been sourcing its products in Asia for over 45 years and currently sources its products from approximately 430 suppliers located primarily in China. The Company produces a majority of its sterling silver products at its manufacturing facility in San German, Puerto Rico.

The Company’s top ten brands and their respective product categories are:

Farberware®	Food Preparation and Tabletop
KitchenAid®	Food Preparation
Elements®	Home Décor
Pfaltzgraff®	Tabletop and Food Preparation
Wallace Silversmiths®	Tabletop and Home Décor
Cuisinart®	Food Preparation and Tabletop
Kamenstein®	Food Preparation
International® Silver Company	Tabletop and Home Décor
Melannco®	Home Décor
Towle Silversmiths®	Tabletop and Home Décor

The Company sells its products to a diverse nationwide customer base including mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets and off-price retailers, as well as through other channels of distribution. The Company’s largest retail customers are each serviced by an in-house team that includes representatives from the Company’s sales, marketing, merchandising and product development departments. The Company generally collaborates with its retail customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and packaging for their stores, which are appropriately priced for their respective customer bases.

The Company also sells its products directly to the consumer through Company-operated factory and outlet stores, mail order catalogs, and the Internet. At December 31, 2007 the Company operated 78 factory and outlet stores in 32 states under the Farberware® and Pfaltzgraff® names. In December 2007, the Company commenced a plan to close 30 underperforming Farberware® outlet stores and Pfaltzgraff® factory stores by the end of the first quarter of 2008.

The Company’s principal East Coast distribution center is a modern facility located in Robbinsville, New Jersey and the Company’s new principal West Coast distribution center is a modern facility located in Fontana, California that the Company began occupying in December 2007. The Company also currently operates distribution centers in Mira Loma, California; East Boston, Massachusetts; Winchendon, Massachusetts; and York, Pennsylvania and utilizes one distribution facility in California operated by a third-party logistics provider. The Company utilizes public warehouses to provide additional capacity as needed. The Company is in the process of consolidating its West Coast distribution centers. During the third quarter of 2008 the operations of the Company’s Mira Loma, California distribution center and the facility in California operated by a third-party logistics provider will be consolidated into the Company’s Fontana, California distribution center.

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

BUSINESS SEGMENTS

The Company operates in two reportable segments—wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through the Company’s factory and outlet stores, mail-order catalogs and the Internet. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products. Additional information regarding the operating performance of the Company’s segments is discussed in Note J of the Notes to the Consolidated Financial Statements beginning on page F-7.

ACQUISITIONS

Since 1995 the Company has completed the following 13 acquisitions that have expanded the Company’s product offerings, allowed the Company to enter new product categories and added brands:

Year	Company or assets acquired	Product categories
1995	Hoffritz®	Food Preparation
1998	Roshco, Inc.	Food Preparation
2000	M. Kamenstein, Inc.	Food Preparation
2003	:USE®—Tools for Civilization	Bath hardware and accessories
	Gemco Ware, Inc.	Food Preparation
2004	Excel Importing Corp.	Food Preparation and Tabletop
2005	The Pfaltzgraff Co.	Tabletop and Food Preparation
	Salton, Inc.	Tabletop
2006	Syratech Corporation	Tabletop and Home Décor
2007	Pomerantz®	Food Preparation
	Design for Living®	Food Preparation
	Gorham®	Tabletop
	Ekco S.A.B. (29.99%)	Food Preparation and Tabletop

RECENT ACQUISITIONS

Pomerantz® and Design for Living®

In April 2007, in two separate, but related, transactions, the Company acquired the Pomerantz® brand and certain related assets from JP Products, LLC and the Design for Living® brand and certain related assets from Design for Living, LLC; designers, importers and distributors of pantryware products.

Gorham®

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

Ekco

In December 2007, the Company acquired a 29.99% interest in Ekco S.A.B (“Ekco”). Ekco is one of Mexico’s leading housewares companies and manufactures and sells cookware, bakeware, kitchenware, cutlery, dinnerware, flatware and related items. Ekco markets its products in Mexico under the Ekco®, Vasconia®, Regal®, H. Steele®, Presto® and Thermos® brands.

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

During the years ended December 31, 2007, 2006 and 2005, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 21%, 17% and 20% of net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during 2007, 2006 or 2005. For the years ended December 31, 2007, 2006 and 2005, the Company’s ten largest customers accounted for 62%, 49% and 51% of net sales, respectively.

At December 31, 2007 the Company also operated 34 outlet stores in 17 states under the Farberware® name and 44 factory stores in 25 states under the Pfaltzgraff® name, as well as,  catalog and Internet operations.

DISTRIBUTION

The Company operates the following distribution centers:

Location	Size (square feet)
Fontana, California	753,000
Robbinsville, New Jersey	700,000
York, Pennsylvania	473,000
Mira Loma, California	426,000
Winchendon, Massachusetts	210,000
East Boston, Massachusetts	11,000

The Company’s principal East Coast distribution center is the Robbinsville, New Jersey facility and the Company’s principal West Coast distribution center is the Fontana, California facility.

In addition to the above distribution centers, the Company currently utilizes a 216,000 square foot distribution center in California operated by a third-party logistics provider and five public warehouses, two of which are located in New Jersey, two of which are located in Massachusetts and one of which is located in Pennsylvania that provide additional capacity as needed.

In December 2007, the Company began the process of consolidating its West Coast distribution centers. During the third quarter of 2008, the operations of the Mira Loma, California distribution center and the 216,000 square foot facility in California operated by a third-party logistics provider will be consolidated into the Fontana, California distribution facility.

SALES AND MARKETING

The Company maintains separate sales forces for its product categories so as to provide the specialized expertise and attention necessary to service its customer base. The Company’s sales and marketing staff coordinates with individual retailers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed several promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s various sales and marketing efforts are supported from its principal office and showroom in Garden City, New York. The Company also maintains showrooms in New York, New York; Boston, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; and Menomonee Falls, Wisconsin. The Company’s sales and marketing staff at December 31, 2007, consisted of 192 employees who are salaried, paid commissions based on sales or, in some instances, paid a base salary plus commissions. The Company also distributes certain of its products through independent sales representatives who work on a commission basis only.

The Company’s largest retail customers are each serviced by an in-house team that includes representatives from the Company’s sales, marketing, merchandising and product development departments. The Company generally collaborates with its retail customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and packaging for their stores.

SOURCES OF SUPPLY AND MANUFACTURING

The Company primarily sources its products from approximately 430 suppliers located mainly in the People’s Republic of China, and to a lesser extent in Hong Kong, the United States, Taiwan, Japan, India, Thailand, Italy, Indonesia, Korea, Vietnam, Germany, Czech Republic, Malaysia, Portugal, Colombia, Lithuania, Turkey, and Mexico. The Company’s policy is to maintain several months of supply of inventory and, accordingly, the Company orders products substantially in advance of the anticipated time of their sale to the Company’s customers. While the Company does not have any long-term formal arrangements with any of its suppliers, in certain instances, particularly with respect to the manufacture of cutlery, the Company places purchase orders for products several months in advance of receipt of orders from its customers. The Company’s arrangements with most manufacturers allow for some flexibility in modifying the quantity, composition and delivery dates of orders. All purchase orders are in United States dollars and are cancelable.

The Company produces a majority of its sterling silver products at its manufacturing facility in San German, Puerto Rico and operates a spice packing line within its Winchendon, Massachusetts facility where it assembles spices and spice racks.

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

PATENTS

The Company owns 131 design and utility patents on the overall design of some of its products. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company’s business.

BACKLOG

Backlog is not material to the Company’s business because actual confirmed orders are typically not received until close to the required shipment dates.

EMPLOYEES

As of December 31, 2007, the Company had a total of 1,469 employees, 184 of whom are located in China. In addition, the Company employed 554 people on a part-time basis, predominately in its direct-to-consumer businesses. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

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

The Company’s success depends upon its ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. Consumer preferences cannot be predicted with certainty and may change between selling seasons. The Company must make decisions as to design, development, expansion and production of new and existing product lines. If the Company misjudges either the market for its products, the purchasing patterns of the end consumer, or the appeal of the design, functionality or variety of its product lines, the Company’s sales may decline significantly, and it may be required to mark down certain products to sell the resulting excess inventory or sell such inventory through the Company’s factory and outlet stores, or other liquidation channels, at prices which can be significantly lower than the Company’s normal wholesale prices, each of which would harm its business and operating results.

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

The competitive challenges facing the Company include:

•	anticipating and quickly responding to changing consumer demands better than the Company’s competitors;
•	maintaining favorable brand recognition and achieving end consumer perception of value;
•	effectively marketing and competitively pricing the Company’s products to consumers in diverse market segments and price levels; and
•

developing innovative, high-quality products in designs and styles that appeal to consumers of varying groups, tastes and price level preferences, and in ways that favorably distinguishes the Company from its competitors.

In addition, the Company operates its factory and outlet store, catalog and Internet businesses under highly competitive conditions. The Company has numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail order retailers. Competition is characterized by many factors, including product assortment, advertising, price, quality, service, location, reputation and credit availability. If the Company does not compete effectively with regard to these factors, its results of operations could be materially and adversely affected.

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

The Company’s business depends on consumer demand for its products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and inflation, incidents and fears relating to national security, terrorism and war, hurricanes, floods and other natural disasters, inclement weather, consumer debt, unemployment rates, interest rates, sales tax rates, fuel and energy prices, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security, generally. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for the Company’s products, change the mix of products the Company sells to a different mix with a lower average gross margin, slow inventory turnover and result in greater markdowns on inventory, thus reducing the Company’s sales and harming its business and operating results.

The Company depends on key vendors for timely and effective sourcing of its products, and the Company is subject to various risks and uncertainties that may affect its vendors’ ability to produce quality merchandise.

The Company sources a significant majority of its products from third-party suppliers with which the Company may have in many cases established long-term relationships. The Company’s performance depends on its ability to have its products manufactured to the Company’s designs and specifications in sufficient quantities at competitive prices. The Company has no contractual assurances of continued supply, pricing or access to products, and in general, vendors may discontinue selling to the Company at any time. The Company may not be able to acquire its products in sufficient quantities, with the quality assurance that the Company requires, and on terms acceptable to the Company.

The Company primarily sources its products from approximately 430 suppliers located mainly in the People’s Republic of China, and to a lesser extent in Hong Kong, the United States, Taiwan, Japan, India, Thailand, Italy, Indonesia, Korea, Vietnam, Germany, Czech Republic, Malaysia, Portugal, Colombia, Lithuania, Turkey, and Mexico. The Company’s three largest suppliers in China provided the Company with approximately 40% of the products it distributed in 2007 and 2006. This concentration of sourcing is a risk to the Company’s business. Furthermore, because the Company’s product lines cover thousands of products, many products are produced for the Company by only one or two manufacturers. An interruption of supply from any of these manufacturers could also have an adverse impact on the Company’s ability to fill orders on a timely basis.

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

The Company is also subject to certain risks, including risks relating to the availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions, that might limit the Company’s vendors ability to provide it with quality merchandise on a timely basis. For these or other reasons, one or more of the Company’s vendors might not adhere to the Company’s quality control standards, and the Company might not identify the deficiency before products are shipped to its retail customers. The Company’s vendors failure to manufacture or ship quality merchandise in a timely and efficient manner could damage its reputation and that of brands offered by the Company, and could lead to a loss or reduction in orders by the Company’s retail customers and an increase in product liability claims or litigation.

Because most of the Company’s vendors are located in foreign countries, the Company is subject to a variety of additional risks and uncertainties.

The Company’s dependence on foreign vendors means, in part, that the Company may be affected by declines in the relative value of the U.S. dollar to other foreign currencies. Although substantially all of the Company’s foreign purchases of products are negotiated and paid for in U.S. dollars, changes in currency exchange rates might negatively affect the profitability and business prospects of the Company’s foreign vendors. This, in turn, might cause such foreign vendors to demand higher prices for products, hold up shipments to the Company, or discontinue selling to the Company, any of which could ultimately reduce the Company’s sales or increase its costs.

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

Significant variations in the costs and availability of raw materials and energy may negatively affect the Company’s results of operations. The Company’s vendors purchase significant amounts of metals and plastics to manufacture the Company’s products. They also purchase significant amounts of electricity to supply the energy required in their production processes. The rising cost of fuel may also increase the Company’s transportation costs. The cost of these raw materials and energy, in the aggregate, represents a significant portion of the Company’s operating expenses. The Company’s results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase the Company’s working capital needs and, accordingly, can adversely affect the Company’s liquidity and cash flow. Additionally, higher fuel prices may decrease the number of consumer shopping trips and lower demand for merchandise sold through the Company’s factory and outlet stores.

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

In addition, the Company sells its products through several different distribution channels (mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets, off-price retailers, factory and outlet stores, catalogs and over the Internet) and the Company must manage the selective deployment of branded lines within these channels so as to achieve maximum revenue and profitability. Failure to properly align brands and product lines to the price and prestige levels associated with particular channels of distribution could result in product line failures, damage to the Company’s reputation, and lost sales and profits.

The Company has limited experience operating in the Tabletop category, which is the Company’s second largest product category, and limited experience in the Home Décor product category.

The Company acquired from Pfaltzgraff, Salton, Syratech and Lenox certain brands and product lines in the Tabletop and Home Décor product categories in which the Company has limited experience. The Company may encounter delays or difficulties in transitioning these product lines and the related brands and may not achieve the expected growth or cost savings. In particular, sales in the Tabletop and Home Décor product categories tend to rely significantly more on the appeal to consumers of the aesthetic design of the products than the Company’s other products lines, the sales of which tend to depend more upon the product’s functionality. Additionally, under their previous ownership, the Pfaltzgraff, Salton, Syratech and Lenox businesses suffered material operating losses. The Company cannot assure that these product categories will be profitable.

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

The Company’s license agreement with Whirlpool Corporation allows it to design, manufacture and market an extensive range of food preparation products under the KitchenAid® brand name. Whirlpool Corporation may terminate this license for cause if the Company is in default or upon the occurrence of a change of control of the Company. In addition, Whirlpool Corporation may terminate the agreement if, based on certain statistical parameters, a customer survey conducted by it shows that customers are dissatisfied with the products the Company markets under the license. Products marketed under the KitchenAid® name accounted for a substantial portion of the Company’s revenues in 2007. The Company may not be successful in maintaining or renewing the KitchenAid® license, which has significant commercial value to the Company, on terms that are acceptable to the Company or at all. The loss of the KitchenAid® license, or an increase in the royalties the Company pays under such license upon renewal, could have a material adverse affect on the Company’s results of operations.

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

The success of the Company’s products is inherently dependent on new and original designs that appeal to consumer tastes and trends at various price and prestige levels. The Company’s trademarks, service marks, patents, trade dress rights, trade secrets and other intellectual property are valuable assets that are critical to the Company’s success. Although the Company attempts to protect its proprietary properties through a combination of trademark, patent and trade secret laws and non-disclosure agreements, these laws and agreements may be insufficient. Although the Company has trademarks and certain patents issued or licensed to it for its products, the Company may not always be able to successfully protect or enforce its trademarks and patents against competitors or against challenges by others. The Company sources substantially all of its products from foreign vendors, and the ability to protect the Company’s intellectual property rights in foreign countries may be far more difficult than in the United States. Many foreign jurisdictions provide less legal protection of intellectual property rights than the United States and it is difficult to even detect infringing products in such jurisdictions until they are already in widespread distribution. The costs of enforcing the Company’s intellectual property may adversely affect its operating results.

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

The Company has a single customer that accounted for 21% of its net sales in 2007.

The Company distributes its products through a diverse nationwide base of retail customers including mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets and off-price retailers, as well as through other channels of distribution, including its factory and outlet store, catalog and Internet businesses. During the years ended December 31, 2007, 2006 and 2005, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 21%, 17% and 20% of the Company’s net sales, respectively. Any material reduction of product orders by Wal-Mart Stores, Inc. could have significant adverse effects on the Company’s business and operating results, including the loss of predictability and volume production efficiencies associated with such a large customer. In addition, any pressure by Wal-Mart Stores, Inc. to reduce the price of the Company’s products could result in the reduction of the Company’s operating margin.

If the Company’s products are found to be defective, the Company’s credibility and that of its brands may be harmed, market acceptance of the Company’s products may decrease and the Company may be exposed to liability in excess of its product liability insurance coverage.

The marketing of certain of the Company’s consumer products, such as tabletop cookware, involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. Any defects in products the Company markets could harm the Company’s credibility, adversely affect its relationship with its customers and decrease market acceptance of the Company’s products and the strength of the brand names under which the Company markets such products. In addition, potential product liability claims may exceed the amount of the Company’s insurance coverage under the terms of the Company’s policies. In the event that the Company is held liable for a product liability claim for which it is not insured, or for damages exceeding the limits of the Company’s insurance coverage, such claim could materially damage the Company’s business and its financial condition.

The Company’s ability to deliver products to its customers in a timely manner and to satisfy its customers’ fulfillment standards is subject to several factors, some of which are beyond the Company’s control.

Retailers place great emphasis on timely delivery of the Company’s products for specific selling seasons and to fulfill consumer demand throughout the year. The Company cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas as well as customs clearance are on-going risks of the Company’s business. The Company also relies upon third-party carriers for its product shipments from the Company’s warehouse facilities to customers, and it relies on the shipping arrangements the Company’s suppliers have made in the case of products shipped directly to retailers from the supplier. Accordingly, the Company is subject to risks, including labor disputes such as the West Coast port strike of 2002, union organizing activity, inclement weather, natural disasters, possible acts of terrorism, availability of shipping containers and increased security restrictions, associated with such carriers’ ability to provide delivery services to meet the Company’s shipping needs. Failure to deliver products in a timely and effective manner to retailers could damage the Company’s reputation and brands and result in a loss of customers or reduced orders. In addition, fuel costs have increased substantially, which will likely result in increased shipping expenses. Increased transportation costs and any disruption in the Company’s distribution process, especially during the second half of the year, which is the Company’s busiest selling period, could adversely affect the Company’s business and operating results.

The restructuring of the Company’s direct-to-consumer segment may not be successful.

The Company’s direct-to-consumer segment has not been profitable in recent years. In 2006, the Company restructured the management of its direct-to-consumer segment and in December 2007, the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. The Company continues to evaluate its factory and outlet store operations and will continue to close underperforming stores and may introduce new store formats. There can be no assurance that the Company’s efforts will result in the profitability of the direct-to-consumer segment.

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

The Company’s customers’ internal efforts to design and manufacture products may compete with similar products of the Company.

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

As a publicly traded company, the Company is subject to significant regulations, including the Sarbanes-Oxley Act of 2002. In connection with the Company’s and the Company’s independent registered public accounting firm’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007, neither the Company nor its independent registered public accounting firm identified any deficiencies in the Company’s internal control over financial reporting that constituted a “material weakness” as defined by the Public Company Accounting Oversight Board. The Company cannot assure that it will not find material weaknesses in the future or that the Company’s independent registered public accounting firm will then conclude that the Company’s internal control over financial reporting is operating effectively.

The Company experiences business risks as a result of the Company’s Internet business.

The Company competes with Internet businesses that handle similar lines of merchandise. These competitors have certain advantages, including the inapplicability of sales tax and the absence of retail real estate and related costs. As a result, increased Internet sales by the Company’s competitors could result in increased price competition and decreased margins adversely affecting the Company’s factory and outlet stores, catalog and Internet businesses as well as the Company’s wholesale business. The Company’s Internet operations are subject to numerous risks, including reliance on third-party hosting and computer software and hardware providers and online security breaches and/or credit card fraud. The Company’s inability to effectively address these risks and any other risks that it faces in connection with its Internet business could adversely affect the profitability of the Company’s Internet business.

The Company may not be able to successfully identify, manage or integrate future acquisitions.

Since 1995 the Company has completed thirteen acquisitions. Although the Company has grown significantly through acquisitions and intends to continue to pursue additional acquisitions in the future, the Company may not be able to identify appropriate acquisition candidates or, if it does, it may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into the Company’s existing operations. Integration of an acquired business could disrupt the Company’s business by diverting management away from day-to-day operations. Furthermore, failure to successfully integrate any acquisition may cause significant operating inefficiencies and could adversely affect the Company’s profitability.

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

The Company relies on several different information technology systems for the operation of its principal business functions, including the Company’s enterprise, warehouse management, inventory and re-ordering, point of sale and call center systems. In the case of the Company’s inventory forecast and re-ordering system, most of the Company’s orders are received directly through electronic connections with the Company’s largest customers. The failure of any one of these systems or the integration of any one of these systems could have a material adverse effect on the Company’s business and results of operations.

The Company’s business may be adversely affected if the Company’s network security is compromised.

The Company has made significant efforts to secure its computer network. However, the Company’s computer network could be compromised and confidential information such as customer credit card information could be misappropriated. This could lead to adverse publicity, loss of sales and profits, or cause the Company to incur significant costs to reimburse third parties for damages which could impact profits. Although, the Company has upgraded its systems and procedures to meet the Payment Card Industry (“PCI”) data security standards, failure by the Company to maintain compliance with the PCI security requirements or rectify a security issue may result in fines and the imposition of restrictions on the Company’s ability to accept payment cards.

Risks associated with indebtedness.

The Company has substantial indebtedness. As of December 31, 2007, the Company’s total indebtedness was $143.7 million, including $68.7 million under its $150 million secured credit facility, with an accordion feature for an additional $50 million, which expires in April 2011 (the “Credit Facility”) and $75 million of 4.75% Convertible Notes due 2011 (the “Notes”). Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. Increased financial leverage resulting from borrowings under the Credit Facility or a decline in earnings could have certain material adverse effects on the Company, including, but not limited to the following: (i) the Company’s ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures, and general corporate or other purposes could be impaired, or any such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company’s cash flows could be required for debt service and, as a result, might not be available for its operations or other purposes; (iii) any substantial decrease in net operating cash flows could make it difficult for the Company to meet its debt service requirements or force the Company to modify its operations or sell assets; (iv) the Company’s ability to withstand competitive pressures may be decreased; and (v) the Company’s level of indebtedness may make the Company more vulnerable to economic downturns, and reduce its flexibility in responding to changing business, regulatory and economic conditions. The Company’s ability to repay expected borrowings under its Credit Facility and the Notes, and to meet its other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.

The Company’s quarterly results of operations might fluctuate due to a variety of factors, including ordering patterns of the Company’s customers and the seasonality of the Company’s business.

The Company’s quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to the ordering patterns and timing of promotions of the Company’s major retail customers, which may differ significantly from period to period or from the Company’s original forecasts. A significant portion of the Company’s revenues and net earnings are realized during the second half of the calendar year, as order volume from the Company’s retail customer base reaches its peak as the Company’s customers increase their inventories for the end of year holiday season. If, for any reason, the Company were to realize significantly lower-than-expected sales during the September through December selling season, the Company’s business and results of operations would be materially adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table describes the principal properties at which the Company operated its business at December 31, 2007:

Location	Description	Size (square feet)	Owned/ Leased
Fontana, California	Main West Coast warehouse and distribution facility	753,000	Leased
Robbinsville, New Jersey	Main East Coast warehouse and distribution facility	700,000	Leased
York, Pennsylvania	Warehouse and distribution facility	473,000	Leased
Mira Loma, California	Warehouse and distribution facility (1)	426,000	Leased
Winchendon, Massachusetts	Warehouse and distribution facility	210,000	Owned
East Boston, Massachusetts	Office, showroom, warehouse and distribution facility (2)	118,000	Leased
Garden City, New York	Corporate headquarters/main showroom	114,000	Leased
York, Pennsylvania	Offices	60,000	Leased
San German, Puerto Rico	Sterling silver manufacturing facility	55,000	Leased
New York, New York	Showroom	26,000	Leased
Guangdong, China	Offices	18,000	Leased
Atlanta, Georgia	Showroom	11,000	Leased
Shanghai, China	Offices	11,000	Leased
Bentonville, Arkansas	Showroom	10,000	Leased

Notes:

(1)

The Company is in the process of consolidating its West Coast distribution centers and the operations of the Mira Loma, California distribution center will be consolidated into the Fontana, California facility in the third quarter of 2008.

(2)

In January 2008, the Company entered into a lease agreement for 69,000 square feet of office, showroom and warehouse space located in Medford, Massachusetts that will replace the East Boston, Massachusetts facility. The Company plans to occupy this new space in October 2008.

In addition to the properties listed above, at December 31, 2007 the Company’s direct-to-consumer segment leased 78 stores located in 32 states throughout the United States. The square footage of the stores range from 2,000 square feet to 18,600 square feet. The terms of these leases ranged from month-to-month to 10 years. The Company plans to close 30 of these stores by the end of the first quarter of 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is traded under the symbol “LCUT” on The NASDAQ Global Select Market (“NASDAQ”).

The following table sets forth the high and low sales prices for the common stock of the Company for the fiscal periods indicated as reported by NASDAQ.

	2007		2006
	High	Low	High	Low
First quarter	$20.94	$16.41	$28.19	$20.97
Second quarter	23.43	20.00	30.00	20.98
Third quarter	21.27	17.77	22.11	18.52
Fourth quarter	21.15	11.95	20.49	15.83

At December 31, 2007, the Company estimates that there were approximately 3,550 registered holders of the common stock of the Company.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which is issued or outstanding.

The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its common stock during 2007 and 2006. The Board of Directors currently intends to continue to pay quarterly cash dividends of $0.0625 per share of common stock for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

The following table summarizes the Company’s equity compensation plans as of December 31, 2007

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Equity compensation plans approved by security holders	1,808,900	$22.69	241,231
Equity compensation plans not approved by security holders	―	―	―
Total	1,808,900	$22.69	241,231

PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Company’s common stock with NASDAQ and the Housewares Index. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

LIFETIME BRANDS, INC.

Cumulative total stockholder return for the periods December 31, 2002 through December 31, 2007 (1)

Note:
(1)

Assumes $100 invested on December 31, 2002 and assumes dividends reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 2007, 2006, 2005, 2004 and 2003. The material in this chart is not soliciting material, is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing. A list of the companies included in the Housewares Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

(c)

The Board of Directors of the Company has authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. As of December 31, 2007 the Company had purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program.

The following table summarizes the Company’s stock repurchase activity for the quarter ended December 31, 2007 and the approximate dollar value of shares that may yet be purchased under the program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
November 2007	598,940	$12.70	598,940	$17,369,466

Item 6. Selected Financial Data

The selected consolidated statement of income data for the years ended December 31, 2007, 2006 and 2005, and the selected consolidated balance sheet data as of December 31, 2007 and 2006, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 2004 and 2003, and the selected consolidated balance sheet data at December 31, 2005, 2004 and 2003, have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2007	2006	2005	2004	2003
Statement of income data (1)	(in thousands -except per share data)
Net sales	$493,725	$457,400	$307,897	$189,458	$160,355
Cost of sales	288,997	265,749	178,295	111,497	92,918
Distribution expenses	53,493	49,729	34,539	22,830	21,030
Selling, general and administrative expenses	128,527	112,122	69,891	40,282	31,762
Asset impairment and restructuring expenses	1,924	―	―	―	―
Income from operations	20,784	29,800	25,172	14,849	14,645
Interest expense	8,397	4,576	2,489	835	724
Other income, net	(3,935)	(31)	(73)	(60)	(68)
Income before income taxes	16,322	25,255	22,756	14,074	13,989
Income tax provision	7,430	9,723	8,647	5,602	5,574
Net income	$8,892	$15,532	$14,109	$8,472	$8,415
Basic income per common share	$0.69	$1.18	$1.25	$0.77	$0.79
Weighted-average shares outstanding – basic	12,969	13,171	11,283	10,982	10,628
Diluted income per common share	$0.68	$1.14	$1.23	$0.75	$0.78
Weighted-average shares outstanding – diluted	13,099	14,716	11,506	11,226	10,754

Cash dividends per common share	$0.25	$0.25	$0.25	$0.25	$0.25

	December 31,
	2007	2006	2005	2004	2003
Balance sheet data (1)	(in thousands)
Current assets	$228,078	$231,633	$155,750	$103,425	$88,528
Current liabilities	71,283	89,727	69,907	52,913	46,974
Working capital	156,795	141,906	85,843	50,512	41,554
Total assets	371,415	343,064	222,648	157,217	136,980
Short-term borrowings	13,500	21,500	14,500	19,400	16,800
Long-term debt	55,200	5,000	5,000	5,000	―
Convertible Notes	75,000	75,000	―	―	―
Stockholders’ equity	147,240	161,611	140,487	92,938	86,081

Note:

(1)

The Company acquired the business and certain assets of: :USE in October 2003, Gemco Ware, Inc. in November 2003, Excel Importing Corp. in July 2004, Pfaltzgraff Co. in July 2005, Salton, Inc. in September 2005 and Syratech Corporation in April 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the Company and notes thereto set forth in Item 8. This discussion contains forward-looking statements relating to future events and the future performance of the Company based on the Company’s current expectations, assumptions, estimates and projections about it and the Company’s industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this Annual Report. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ABOUT THE COMPANY

The Company is one of North America’s leading resources for nationally branded kitchenware, tabletop and home décor products. The Company’s three major product categories are Food Preparation, Tabletop and Home Décor. The Company markets several product lines within each of these product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company’s competitive advantage is based on strong brands, an emphasis on innovation and new product development and excellent sourcing capabilities. The Company owns or licenses many of the leading brands in its industries including Farberware®, KitchenAid® and Cuisinart®. Over the last several years, the Company’s sales growth has come from expanding product offerings within the Company’s current categories by developing existing brands, and acquiring new brands and product categories. Key factors in the Company’s growth strategy have been, and will continue to be, the selective use and management of the Company’s strong brands, and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that creates new products, packaging and merchandising concepts.

BUSINESS SEGMENTS

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through 78 Company-operated factory and outlet stores operated under the Pfaltzgraff® and Farberware® names, and its catalog and Internet operations.

In December 2007, the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. The closings are expected to be completed by the end of the first quarter of 2008. The Company has recognized $1.9 million in pre-tax charges related to these store closings as of December 31, 2007 representing primarily non-cash write-downs of the stores’ fixed assets. The Company estimates it will record pre-tax charges related to these store closings of up to $5.0 million in 2008 consisting of store lease obligations, retention bonuses, severance payments and other expenses without taking into account the results of inventory clearance sales or any mitigation of its store lease obligations.

RECENT ACQUISITIONS

Ekco

In December 2007, the Company acquired a 29.99% interest in Ekco S.A.B (“Ekco”). Ekco is one of Mexico’s leading housewares companies and manufactures and sells cookware, bakeware, kitchenware, cutlery, dinnerware, flatware and related items. Ekco markets its products in Mexico under the Ekco®, Vasconia®, Regal®, H. Steele®, Presto® and Thermos® brands. Due to the timing of the investment, the Company’s proportionate share of Ekco’s result of operations for the year ended December 31, 2007 was not material to the Company’s 2007 consolidated financial statements.

Gorham®

In July 2007, the Company acquired certain assets from Lenox Group, Inc. (“Lenox”). Concurrently with the execution of the agreement, the Company entered into a long-term exclusive licensing agreement with Lenox under which the Company licensed the Gorham®, Kirk Stieff®, Whiting™ and Durgin™ trademarks in connection with the manufacture, sale, distribution and marketing of sterling silver products.

Pomerantz® and Design for Living®

In April 2007, in two separate, but related transactions, the Company acquired the Pomerantz® brand and certain related assets from JP Products, LLC and the Design for Living® brand and certain related assets from Design for Living, LLC; designers, importers and distributors of pantryware products.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2007, 2006 and 2005, net sales for the third and fourth quarters accounted for 61%, 65% and 71% of total annual net sales, respectively. Operating profits earned in the third and fourth quarters of 2007, 2006 and 2005 accounted for 111%, 99% and 83% of total annual operating profits, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

RESULTS OF OPERATIONS

The following table sets forth statement of income data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.5	58.1	57.9
Distribution expenses	10.8	10.9	11.2
Selling, general and administrative expenses	26.0	24.5	22.7
Asset impairment and restructuring expenses	0.4	―	―
Income from operations	4.3	6.5	8.2
Interest expense	1.7	1.0	0.8
Other income, net	(0.8)	―	―
Income before income taxes	3.4	5.5	7.4
Income tax provision	1.6	2.1	2.8
Net income	1.8%	3.4%	4.6%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2007 COMPARED TO 2006

Net Sales

Net sales for the year were $493.7 million, an increase of 7.9% over net sales of $457.4 million in 2006.

Net sales for the wholesale segment in 2007 were $416.9 million, an increase of $42.8 million or 11.4% over net sales of $374.1 million for 2006. The increase was primarily due to the 2007 full year inclusion of Syratech which was acquired in April 2006. Excluding Syratech, net sales were $289.2 million in 2007 and $280.8 million in 2006, an increase of 3.0%. The increase was attributable to growth in the Food Preparation product category, particularly with respect to Farberware® brand products and new retail programs.

Net sales for the direct-to-consumer segment in 2007 were $76.8 million compared to $83.3 million for 2006. The decrease was primarily due to a decline in outlet store sales, slightly offset by a modest improvement in catalog and Internet volume. The decrease in outlet stores sales was due to the planned reductions in promotional events that occurred in 2006 and a reduction in the number of stores from 83 stores at year end 2006 to 78 stores at year end 2007.

Cost of sales

Cost of sales for 2007 was $289.0 million compared to $265.7 million for 2006. Cost of sales as a percentage of net sales was 58.5% for 2007 compared to 58.1% for 2006.

Cost of sales as a percentage of net sales for the wholesale segment was 62.1% for 2007 compared to 61.4% for 2006. The wholesale segment’s cost of sales, excluding Syratech, was 59.0% for 2007 compared to 58.3% for 2006. The increase in cost of sales as a percentage of net sales was primarily attributable to changes in product mix and distribution strategy.

Cost of sales as a percentage of net sales for the direct-to-consumer segment decreased to 39.1% in 2007 from 43.7% in 2006.  The decrease was primarily due to the planned reductions in promotional events that occurred in 2006.

Distribution expenses

Distribution expenses for 2007 were $53.5 million compared to $49.7 million for 2006. Distribution expenses as a percentage of net sales were 10.8% in 2007 and 10.9% for 2006.

Distribution expenses as a percentage of net sales for the wholesale segment improved to 9.5% in 2007 from 10.2% for 2006. The improvement resulted, in part, from the full year inclusion of Syratech which had a higher proportion of its sales shipped directly from overseas suppliers than the Company’s other major product lines. The improvement also came from improved labor management and an improved warehouse management system.

Distribution expenses for the direct-to-consumer segment were approximately $13.7 million for the year ended December 31, 2007 compared to $11.7 million for 2006. The increase in distribution expenses was primarily attributable to the higher receiving and storage costs associated with higher inventory levels.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2007 were $128.5 million, an increase of 14.6% over the $112.1 million in 2006.

Selling, general and administrative expenses for 2007 for the wholesale segment were $75.2 million, an increase of $15.3 million or 25.5% over the $59.9 million in 2006. As a percentage of net sales, selling, general and administrative expenses were 18.0% for 2007 compared to 16.0% for 2006. The increase resulted from the inclusion of Syratech for a full year in 2007, occupancy costs for the new leased headquarters and showroom in Garden City, consulting and depreciation expense for the new SAP business enterprise system, the costs of maintaining the Company’s former headquarters until its sale in November 2007, compensation expense and additional selling expenses.

Selling, general and administrative expenses for 2007 for the direct-to-consumer segment were $41.2 million compared to $43.3 million for 2006. The decrease is primarily due to Farberware® store closings during 2007 and reductions in divisional staffing. Selling, general and administrative expenses as a percentage of net sales was 53.6% for 2007 compared to 52.0% for 2006.  The increased percentage results from the decline in net sales.

Unallocated corporate expenses for 2007 and 2006 were $12.2 million and $8.9 million, respectively. The increase was primarily due to a one-time charge related to the termination of a licensing agreement, higher stock option expense and professional expenses.

Restructuring

In December 2007, the Company commenced a plan to close 30 underperforming outlet stores by the end of the first quarter of 2008. In connection with this plan, the Company recorded an asset impairment charge of $1.6 million for fixed assets in the stores to be closed and a restructuring charge of $289,000 for liquidation expenses. The Company expects to record up to $5.0 million of additional charges in the first quarter of 2008 primarily related to the remaining lease obligations.

Interest expense

Interest expense for 2007 was $8.4 million compared to $4.6 million for 2006. The increase in interest expense was primarily attributable to an increase in the amount outstanding under the Company’s Credit Facility in 2007 compared to 2006 and interest on the Company’s convertible notes issued in June 2006. The additional borrowings under the Company’s Credit Facility were in support of capital expenditures- net, repurchases of the Company’s common stock and business acquisitions. The Company used the proceeds from the convertible notes to repay outstanding borrowings under the Company’s Credit Facility.

Other income, net

Other income, net for 2007 was $3.9 million compared to $31,000 for 2006. The increase in other income, net was primarily attributable to the gain that the Company recognized on the sale of its former corporate headquarters and to a lesser extent the gain on the sale of a foreign currency forward during 2007.

Income tax provision

The income tax provision for 2007 was $7.4 million, compared to $9.7 million for 2006. The Company’s effective income tax rate was 45.5% for 2007 and 38.5% for 2006. The increase is attributable principally to stock option expense that is not deductible for income tax purposes.

2006 COMPARED TO 2005

Net sales

Net sales for 2006 were $457.4 million, an increase of 48.6% over net sales of $307.9 million in 2005.

Net sales for the Company’s wholesale segment were $374.1 million, an increase of $132.5 million or 54.8% over net sales of $241.6 million for 2005. Year-over-year sales comparisons for the wholesale segment were impacted by acquisitions in 2005 and 2006. Net sales for the Pfaltzgraff and Salton businesses that were acquired in the third quarter of 2005 were $33.2 million in 2006 compared to $24.2 million in 2005. Net sales in 2006 for the Syratech business acquired in April 2006 were $93.3 million. Excluding net sales for these acquired businesses, wholesale net sales were $247.6 million in 2006, 13.9% higher than net sales of $217.4 million in 2005. The 13.9% increase in net sales was primarily attributable to sales growth in the Company’s Food Preparation product category, particularly Farberware® and KitchenAid® branded kitchenware and Cuisinart® and KitchenAid® branded cutlery & cutting boards.

Net sales for the direct-to-consumer segment for 2006 were $83.3 million compared to net sales of $66.3 million for 2005. The increase was attributable to a full year of net sales in 2006 from the Pfaltzgraff® factory store, catalog and Internet operations that were acquired in the third quarter of 2005. Net sales in the Company’s Pfaltzgraff® factory stores and Farberware® outlet stores were lower in the second half of 2006 than in the comparable period in 2005 primarily because of shortages and misalignment of retail inventories and because promotional sales events that occurred in 2005 were not repeated in 2006.

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

Cost of sales as a percentage of net sales in the direct-to-consumer segment decreased to 43.7% for 2006 compared to 50.4% for 2005. The increase in gross profit margin was due primarily to the impact of planned reductions of the aggressive sale promotions that occurred in 2005 and to the higher gross profit margins generated by the Pfaltzgraff® catalog and Internet operations that were acquired in the third quarter of 2005.

Distribution expenses

Distribution expenses for 2006 were $49.7 million, an increase of $15.2 million or 44.1% over distribution expenses of $34.5 million in 2005. Distribution expenses as a percentage of net sales were 10.9% for 2006 compared to 11.2% for 2005.

Distribution expenses as a percentage of net sales in the Company’s wholesale segment improved to 10.2% in 2006 compared to 12.1% in 2005. This improvement was due principally to the impact of the Syratech business acquired in April 2006, which has a much higher proportion of their sales shipped direct to retailers from overseas suppliers than the Company’s other major product lines, and to a lesser extent, the continued benefits of labor savings and efficiencies generated by the Company’s main distribution center in Robbinsville, New Jersey.

Distribution expenses for the direct-to-consumer business were $11.7 million for 2006 compared to $5.4 million for 2005. The increase was attributable to the acquisition of the Pfaltzgraff® factory store, catalog and Internet operations in the third quarter of 2005 which significantly expanded the Company’s direct-to-consumer operations.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2006 were $112.1 million, an increase of $42.2 million or 60.4% over the $69.9 million of expenses in 2005.

The Company measures operating income by segment excluding certain unallocated corporate expenses that are included in selling, general and administrative expenses. Unallocated corporate expenses for 2006 and 2005 were $8.9 million and $7.5 million, respectively. Unallocated corporate expenses for 2006 included $1.2 million of stock option expense.

Selling, general and administrative expenses for 2006 in the Company’s wholesale segment were $59.9 million, an increase of $25.4 million or 73.6% over the $34.5 million of expenses for 2005 and as a percentage of net sales was 16.0% in 2006 compared to 14.3% in 2005. The increase in selling, general and administrative expenses reflects the added personnel related costs in establishing the Company’s internal infrastructure to support future growth, in particular for the Pfaltzgraff and Salton businesses that were acquired in 2005 and the Syratech business that was acquired in 2006 and, to a lesser extent, the higher selling costs associated with increased sales volume.

Selling, general and administrative expenses in the Company’s direct-to-consumer segment increased by $15.4 million in 2006 to $43.3 million and as a percentage of net sales was 52.0% in 2006 compared to 42.1% in 2005. The increase in expenses was due to the acquisition of the Pfaltzgraff® factory store, catalog and Internet operations in 2005, which significantly expanded the Company’s direct-to-consumer operations.

Interest expense

Interest expense for 2006 was $4.6 million compared with $2.5 million for 2005. The increase in interest expense was due primarily to an increase in debt levels in 2006.

Income tax provision

The income tax provision for 2006 was $9.7 million, compared to $8.6 million in 2005. The Company’s effective income tax rate was 38.5% for 2006 and 38.0% for 2005. The increase in the effective tax rate was due to income taxes related to stock option expense and a change in the state tax allocations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-K and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of tangible and intangible assets, including goodwill, stock option expense and accruals related to the Company’s tax positions. Actual results may differ from these estimates using different assumptions and under different conditions. The Company’s significant accounting policies are more fully described in Note A to the consolidated financial statements. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. Consistent with the seasonality of the Company’s business, inventory generally increases, beginning late in the first quarter of the year, and reaches a peak at the end of the third quarter or early in the fourth quarter, and declines thereafter. The Company periodically reviews and analyzes inventory based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise. When appropriate, the Company writes down inventory to net realizable value.

Revenue recognition

The Company sells products wholesale to retailers and distributors and retail, direct to the consumer through the Company’s factory and outlet store, catalog and Internet operations. Wholesale sales are recognized when title passes to and the risks and rewards of ownership have transferred to the customer. Factory and outlet store sales are recognized at the time of sale while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Receivables

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

Goodwill and intangible assets

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

Employee stock options

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires that the expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) also requires that excess tax benefits associated with share-based payments be classified as a financing activity in the statement of cash flows, rather than as operating cash flows as required by previous accounting standards. The Company adopted SFAS 123(R) using the modified-prospective transition method. The Company values stock options using the Black-Scholes option valuation model. However, the Black-Scholes option valuation model, as well as other available models, were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable measure of the fair value of its stock options.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, payment of principal and interest on its debt, payment of cash dividends and business acquisitions. In addition, in 2007 the Company expended $22.7 million to purchase 1,362,505 shares of its common stock.

At December 31, 2007, the Company had cash and cash equivalents of $4.2 million, compared to $150,000 at December 31, 2006, working capital was $156.8 million at December 31, 2007 compared to $141.9 million at December 31, 2006 and the current ratio was 3.20 to 1 at December 31, 2007 compared to 2.58 to 1 at December 31, 2006.

Borrowings under the Company’s Credit Facility increased to $68.7 million at December 31, 2007 compared to $26.5 million at December 31, 2006. The increase was primarily due to the Company’s investment in Ekco S.A.B in December 2007, the share repurchases during 2007, the Gorham®, Pomerantz® and Design for Living® acquisitions and capital expenditures related to the Company’s new corporate headquarters, Robbinsville, New Jersey distribution center and new Fontana, California distribution center. The Company believes that its cash and cash equivalents plus internally generated funds and its credit arrangements will be sufficient to finance its operations for the next twelve months.

Share repurchase program

The Board of Directors of the Company has authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. As of December 31, 2007 the Company had purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program.

Credit facility

The Company has a $150 million secured credit facility, with an accordion feature for an additional $50 million, that expires in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At December 31, 2007, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on (i) an alternate base rate, (ii) the Libor rate, or (iii) the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. At December 31, 2007, the Company had $2.7 million of open letters of credit and $68.7 million of borrowings outstanding under its Credit Facility. The availability under the Credit Facility at December 31, 2007 was $73.6 million. Interest rates on outstanding borrowings at December 31, 2007 ranged from 5.50% to 6.12%. The Company has entered into interest rate swap and collar agreements with aggregate notional amounts of $55.2 million at December 31, 2007. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility. The agreements have maturity dates that exceed one year as the Company does not intend to repay an equivalent amount of debt within one year. Accordingly, $55.2 million of debt outstanding under the Credit Facility at December 31, 2007 has been classified as long-term debt.

Convertible Notes

The Company has outstanding $75 million aggregate principal amount of 4.75% Convertible Senior Notes due 2011 (the “Notes”). The Notes are convertible into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15th and July 15th of each year and are unsubordinated except with respect to the Company’s debt to the extent secured by the Company’s assets. The Notes mature on July 15, 2011.

Operating activities

Cash provided by operating activities was $31.6 million in 2007 compared to a use of cash of $11.5 million in 2006. The change was due to a reduction in 2007 of $9.6 million in working capital invested primarily through management’s inventory reduction initiative compared to an increase in working capital in 2006 of $37.0 million primarily due to growth in inventory levels. The improvement in cash provided from operating activities in 2007 was partially offset by lower net income.

Investing activities

Cash used in investing activities was $43.7 million in 2007 compared to $64.9 million in 2006. The 2007 reduction results from lower expenditures used for business acquisitions and investments and the proceeds received from the Company’s sale of its former corporate headquarters. In 2007, business acquisitions and investments included $1.9 million paid in the connection with the acquisitions of Pomerantz® and Design for Living®, $8.3 million paid in connection with the acquisition of Gorham® and $23.0 million paid in connection with the Company’s acquisition of a 29.99% interest in Ekco S.A.B. In 2006, the Company paid cash of $43.8 million to acquire Syratech Corporation. Capital expenditures in 2007 were $19.0 million compared to $21.1 million in 2006. The decrease is primarily the result of a decrease in the amount of capital expenditures related to the Company’s new corporate headquarters in Garden City, New York, most of which occurred in 2006. The Company’s 2008 planned capital expenditures are estimated at $7.0 million. These expenditures are expected to be funded from current operations and, if necessary, borrowings under the Company’s Credit Facility.

Financing activities

Cash provided by financing activities was $16.1 million in 2007 compared to $75.7 million in 2006. In 2007, the Company received net cash proceeds from borrowings under the Company’s Credit Facility of $42.2 million which were offset by cash of $22.7 million the Company paid to repurchase its common stock. In 2006, the Company received proceeds of $75 million from the sale of its 4.75% Convertible Notes.

Contractual obligations

As of December 31, 2007, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Operating leases	$149,640	$$20,955	$	$ 31,159	$24,430	$73,096
Long-term debt	130,200	―		55,200	75,000	―
Minimum royalty payments	24,878	9,591		11,883	1,240	2,164
Interest on long-term debt	33,939	10,234		20,143	3,563	―
Post retirement benefits	3,400	148		296	296	2,660
Capitalized leases	909	413		412	84	―
Total	$342,966	$41,341		$119,093	$104,613	$77,920

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has entered into interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the year ended December 31, 2007.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2007 commencing on page F-1 are incorporated herein by reference.

The following table sets forth certain unaudited consolidated quarterly statement of income data for the eight quarters ended December 31, 2007. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2007
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands-except per share data)
Net sales	$103,787	$91,371	$143,470	$155,097
Gross profit	42,690	39,465	58,936	63,637
Income (loss) from operations	(552)	(1,750)	13,752	9,334
Net income (loss)	(1,283)	(2,026)	6,795	5,406
Basic income (loss) per common share	$(0.10)	$(0.15)	$0.52	$0.44
Diluted income (loss) per common share	$(0.10)	$(0.15)	$0.47	$0.40

	Year ended December 31, 2006
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands-except per share data)
Net sales	$74,421	$84,051	$141,654	$157,274
Gross profit	32,551	35,850	57,393	65,857
Income (loss) from operations	1,752	(1,591)	12,392	17,247
Net income (loss)	896	(1,507)	6,684	9,459
Basic income (loss) per common share	$0.07	$(0.11)	$0.50	$0.71
Diluted income (loss) per common share	$0.07	$(0.11)	$0.45	$0.63

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial and accounting officer, respectively) have concluded, based on their evaluation as of December 31, 2007, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of
       Lifetime Brands, Inc.

We have audited Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lifetime Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lifetime Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Melville, New York
March 14, 2008

Item 9B. Other Information

Not applicable

PART III

Items 10,11,12,13 and 14

The information required under these items is contained in the Company’s 2008 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is herein incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See list of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits*:

Exhibit

No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)**

3.2	Amended and Restated By-Laws of the Company ( incorporated by reference to the Registrant’s Form 8-K dated November 1, 2007)**

4.1

Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% convertible senior notes due 2011 (incorporated by reference to the Registrant’s registration statement No. 333-137575 on Form S-3)**

10.1	License agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)**

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.3	Employment agreement dated October 17, 2005 between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated October 17, 2005)**

10.4

Asset Purchase Agreement dated as of March 8, 2006 among Syratech Corporation, Wallace International de P.R., Inc., Chi International, Inc. and Syratech (H.K.) Limited, as the sellers, and Syratech Acquisition Corporation, as the purchaser, and Lifetime Brands, Inc. (incorporated by reference to the Registrant’s Form 8-K dated March 8, 2006)**

10.5	Employment agreement dated May 2, 2006 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated May 2, 2006)**

10.6	Employment agreement dated April 18, 2006 between Lifetime Brands, Inc. and Alan Kanter (incorporated by reference to the Registrant’s Form 8-K dated May 2, 2006)**

10.7

Lease agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 8-K dated May 10, 2006)**

10.8	Amended 2000 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006)**

10.9	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006)**

10.10

Second Amended and Restated Credit Agreement among Lifetime Brands, Inc., Lenders party thereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent. (incorporated by reference to the Registrant’s Form 8-K dated October 31, 2006)**

10.11

First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2006)**

10.12	Amendment of Employment Agreement dated June 7, 2007 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated June 7, 2007)**

10.13	Robert McNally Employment Agreement, dated June 7, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 7, 2007)**

10.14	Employment agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.15

Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2007)**

10.16	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 29, 2007) **

10.17	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 29, 2007)**

10.18	Robert McNally Amendment of Employment Agreement dated July 2, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 29, 2007)**

10.19	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to the Registrant’s Form 8-K dated November 1, 2007)**

14.1	Code of Conduct dated March 25, 2004, as amended on June 7, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 7, 2007)**

21.1	Subsidiaries of the registrant ***

23.1	Consent of Ernst & Young LLP***

31.1

Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2

Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1

Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

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

Signature	Title	Date
/s/ Jeffrey Siegel Jeffrey Siegel	Chairman of the Board of Directors, Chief Executive Officer, President and Director	March 14, 2008

/s/ Ronald Shiftan Ronald Shiftan	Vice Chairman of the Board of Directors, Chief Operating Officer and Director	March 14, 2008
/s/ Laurence Winoker Laurence Winoker	Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008
/s/ Craig Phillips Craig Phillips	Senior Vice-President – Distribution, Secretary, and a Director	March 14, 2008
/s/ David Dangoor David Dangoor	Director	March 14, 2008
/s/ Michael Jeary Michael Jeary	Director	March 14, 2008
/s/ Sheldon Misher Sheldon Misher	Director	March 14, 2008
/s/ Cherrie Nanninga Cherrie Nanninga	Director	March 14, 2008
/s/ William Westerfield William Westerfield	Director	March 14, 2008

Item 15

LIFETIME BRANDS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Lifetime Brands, Inc. are filed as part of this report under Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Income for the Years ended

December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Stockholders’ Equity for the Years ended

December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the Years ended

December 31, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

The following consolidated financial statement schedule of Lifetime Brands, Inc. required pursuant to Item 15(a) is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	S-1

All other financial schedules are not required under the related instructions or are inapplicable, and therefore have been omitted.

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 8, Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

     Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Melville, New York
March 14, 2008

LIFETIME BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands-except share data)

	December 31,
ASSETS	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$4,172	$150
Accounts receivable, less allowances of $16,400 at 2007 and $12,097 at 2006	65,030	60,516
Inventory	143,684	155,350
Deferred income taxes	7,925	8,519
Prepaid expenses and other current assets	7,267	7,098
TOTAL CURRENT ASSETS	228,078	231,633

PROPERTY AND EQUIPMENT, net	54,332	42,722
GOODWILL	27,432	20,951
OTHER INTANGIBLES, net	35,383	42,391
INVESTMENT IN EKCO	22,950	―
OTHER ASSETS	3,240	5,367
TOTAL ASSETS	$371,415	$343,064
LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Short-term borrowings	$13,500	$21,500
Accounts payable	21,759	15,585
Accrued expenses	31,504	45,743
Income taxes payable	4,520	6,899
TOTAL CURRENT LIABILITIES	71,283	89,727

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	14,481	5,522
DEFERRED INCOME TAXES	8,211	6,204
LONG-TERM DEBT	55,200	5,000
CONVERTIBLE NOTES	75,000	75,000

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 11,964,388 in 2007 and 13,283,313 in 2006	120	133
Paid-in capital	113,995	111,165
Retained earnings	33,250	50,235
Accumulated other comprehensive income	(125)	78
TOTAL STOCKHOLDERS’ EQUITY	147,240	161,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$371,415	$343,064

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands – except per share data)

	Year ended December 31,
	2007	2006	2005

Net sales	$493,725	$457,400	$307,897

Cost of sales	288,997	265,749	178,295
Distribution expenses	53,493	49,729	34,539
Selling, general and administrative expenses	128,527	112,122	69,891
Asset impairment and restructuring expenses	1,924	―	―

Income from operations	20,784	29,800	25,172

Interest expense	8,397	4,576	2,489
Other income, net	(3,935)	(31)	(73)

Income before income taxes	16,322	25,255	22,756

Income tax provision	7,430	9,723	8,647

NET INCOME	$8,892	$15,532	$14,109

BASIC INCOME PER COMMON SHARE	$0.69	$1.18	$1.25

DILUTED INCOME PER COMMON SHARE	$0.68	$1.14	$1.23

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Paid-in	Retained	Accumulated other comprehensive	Notes receivable from
	Shares	Amount	capital	earnings	income	stockholders	Total
BALANCE AT DECEMBER 31, 2004	11,050	$111	$65,229	$28,077	$ ―	$(479)	$92,938
Net income for 2005				14,109			14,109
Net proceeds from public offering	1,733	17	34,402				34,419
Tax benefit on exercise of stock options			735				735
Exercise of stock options	139	1	1,052	(409)			644
Shares issued to directors			50				50
Repayment of notes receivable from stockholders						479	479
Dividends				(2,887)			(2,887)
BALANCE AT DECEMBER 31, 2005	12,922	129	101,468	38,890	―	―	140,487
Comprehensive income:
Net income for 2006				15,532			15,532
Foreign currency translation adjustment					78		78
Total comprehensive income							15,610
Tax benefit on exercise of stock options			725				725
Stock option expense			1,155				1,155
Costs of public offering			(131)				(131)
Exercise of stock options	116	2	1,014	(820)			196
Stock issued for acquisition	240	2	6,819				6,821
Shares issued to directors	5		115				115
Dividends				(3,367)			(3,367)
BALANCE AT DECEMBER 31, 2006	13,283	133	111,165	50,235	78	―	161,611
Comprehensive income:
Net income for 2007				8,892			8,892
Derivative fair value adjustment, net of taxes of $170,000					(203)		(203)
Total comprehensive income							8,689
Tax benefit on exercise of stock options			161				161
Stock option expense			2,197				2,197
Purchase and retirement of common stock	(1,363)	(14)		(22,658)			(22,672)
Exercise of stock options	32	1	244				245
Stock issued for acquisition	5		133				133
Shares issued to directors	7		95				95
Dividends				(3,219)			(3,219)
BALANCE AT DECEMBER 31, 2007	11,964	$120	$113,995	$33,250	$(125)	$ ―	$147,240

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$8,892	$15,532	$14,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	79	81	132
Depreciation and amortization	9,659	8,380	5,641
Deferred income taxes	2,771	421	(2,726)
Provision for losses on accounts receivable	―	(81)	132
Stock option expense	2,197	1,155	―
Director stock compensation	95	115	50
Unrealized loss on derivatives	358	―	―
Gain on sale of property	(3,760)	―	―
Asset impairment	1,635	―	―
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(4,593)	5,417	(12,715)
Inventory	19,925	(36,410)	4,942
Prepaid expenses, other current assets and other assets	1,220	251	(86)
Accounts payable, accrued expenses and other liabilities	(4,568)	(3,982)	14,610
Income taxes payable	(2,343)	(2,330)	4,574
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,567	(11,451)	28,663

INVESTING ACTIVITIES
Purchases of property and equipment, net	(19,023)	(21,144)	(4,781)
Business acquisitions	(10,543)	(43,763)	(52,154)
Investment in Ekco	(22,950)	―	―
Net proceeds from sale of property	8,832	―	―
NET CASH USED IN INVESTING ACTIVITIES	(43,684)	(64,907)	(56,935)

FINANCING ACTIVITIES
Proceeds (repayments) of short-term borrowings, net	42,200	7,000	(4,900)
Bank financing costs	―	(200)	(235)
Net proceeds from public offering	―	(131)	34,419
Proceeds from issuance of convertible notes	―	75,000	―
Convertible notes issuance costs	―	(3,062)	―
Proceeds from the exercise of stock options	245	196	644
Repayment of note receivable	―	―	479
Payment of capital lease obligations	(456)	(387)	(320)
Excess tax benefits from stock option expense	125	638	―
Purchases of common stock	(22,672)	―	―
Cash dividends paid	(3,303)	(3,332)	(2,770)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,139	75,722	27,317

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,022	(636)	(955)
Cash and cash equivalents at beginning of year	150	786	1,741
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,172	$150	$786

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products and markets its products under a number of brand names and trademarks, that are either owned or licensed. The Company sells its products wholesale to retailers throughout North America and directly to the consumer through 78 Company-operated factory and outlet stores, mail order catalogs, and the Internet.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Lifetime Brands, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated factory and outlet stores, and catalog and Internet operations.

Revenue recognition

Wholesale sales are recognized when title passes and the risks and rewards of ownership have transferred to the customer. Factory and outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $4.8 million, $4.8 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out costs included in distribution expenses amounted to $8.4 million, $8.9 million and $6.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $1.6 million, $2.0 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. Consistent with the seasonality of the Company’s business, inventory generally increases, beginning late in the first quarter of the year, and reaches a peak at the end of the third quarter or early in the fourth quarter, and declines thereafter. The Company periodically reviews and analyzes inventory based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise. When appropriate, the Company writes down inventory to net realizable value.

Property and equipment

Property and equipment is stated at cost. Property and equipment, other than leasehold improvements, is depreciated using the straight-line method over the estimated useful lives of the assets. Building and improvements are being depreciated over 30 years and machinery, furniture, and equipment over periods ranging from 3 to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the end of the period are classified as construction in progress.

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

Concentration of credit risk

The Company maintains cash with various financial institutions.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across North America.

During the years ended December 31, 2007, 2006 and 2005, Wal-Mart Stores, Inc. (including Sam’s Clubs) accounted for 21%, 17% and 20% of net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during the years ended December 31, 2007, 2006 or 2005. For the years ended December 31, 2007, 2006 and 2005, the Company’s ten largest customers accounted for 62%, 49% and 51% of net sales, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature. The Company estimated that the carrying amounts of borrowings outstanding under its revolving Credit Facility approximate fair value since such borrowings bear interest at variable market rates. At December 31, 2007, the fair value of the Company’s $75 million 4.75% Convertible Senior Notes was $66.1 million based on the quoted price of the notes on December 31, 2007.

Derivatives

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequent amendments (“SFAS 133”). SFAS No. 133 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings.

Goodwill, other intangible assets and long-lived assets

Goodwill, and intangible assets deemed to have indefinite lives, are not amortized but instead are subject to annual impairment tests in accordance with the provisions of SFAS No.142, Goodwill and Other Intangible Assets.

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances indicate that such amounts may have been impaired. Impairment indicators include among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Other than described in Note M, as of December 31, 2007, no impairment has occurred.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 provides guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken upon the adoption of FIN No. 48 or in subsequent periods. The Company adopted FIN No. 48 on January 1, 2007.

Stock options

Effective January 1, 2006, the Company adopted SFAS No. 123(R) Share-Based Payment, as amended. SFAS No.123(R) requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest. SFAS No. 123(R) also requires that excess tax benefits associated with share-based payments be classified as a financing activity in the statement of cash flows, rather than as operating cash flows as required by previous accounting pronouncements. The Company adopted SFAS No. 123(R) using the modified-prospective transition method. Accordingly, the Company has not restated prior period amounts. The fair value of stock options granted under SFAS No. 123(R) is determined by the Company using the Black-Scholes valuation model.

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complied with the disclosure requirements of SFAS No. 123, Accounting of Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Accordingly, the Company was only required to record compensation expense if stock options were granted with an exercise price that was less than the fair market value of the underlying stock at the date of grant. In 2005, the Company accelerated the vesting of all unvested outstanding stock options in order to reduce the non-cash compensation expense that otherwise would have been required to be recorded under SFAS No. 123(R).

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No.  157 to FASB Statement No.  13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No.  157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No.  157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until January 1, 2009. The Company will adopt SFAS No. 157 except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2 effective January 1, 2008. The Company does not expect the partial adoption of SFAS No. 157 to have a significant impact on its consolidated financial statements. The Company has not determined the effect that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, which establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and will only have an impact on transactions recorded by the Company beginning January 1, 2009.

Reclassifications

Certain amounts in 2006 were reclassified to conform to the presentation in 2007. These reclassifications had no effect on the Company’s previously reported consolidated financial position or results of operations.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE B — INVESTMENT IN EKCO AND BUSINESS ACQUISITIONS

The following acquisitions were accounted for by the Company under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the results of operations of the acquisitions have been included in the Company’s consolidated statements of income from the respective dates of the acquisitions. The fair value of identifiable intangible assets has been determined based on standard valuation techniques. The cash purchase prices were funded by borrowings under the Company’s Credit Facility. The acquisitions in 2007 were not deemed material; accordingly, summary pro forma financial information has not been presented.

Ekco

On December 19, 2007 the Company acquired a 29.99% interest in Ekco S.A.B. (“Ekco”) for $23.0 million, consisting of cash paid at closing of $22.3 million and acquisition related costs of $619,000. Ekco is one of Mexico’s leading housewares companies and manufactures and sells cookware and distributes bakeware, kitchenware, cutlery, dinnerware, flatware and related items. Ekco markets its products in Mexico under the Ekco®, Vasconia®, Regal®, H. Steele®, Presto® and Thermos® brands. Shares of Ekco’s capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., (the Mexican Stock Exchange), under the symbol BMV: EKCO. The agreement provides the Company the right, for a period of 30 days beginning on the first anniversary of the closing date, to require Ekco to acquire its 29.99% interest for an amount equal to the original purchase price. The agreement also provides the Company with the option, after the second year following the closing date, for a period of three years, to (i) require Ekco to purchase the Company’s 29.99% interest for an amount equal to the fair market value at the time as determined by an independent appraisal, or (ii) require the primary shareholders who control a majority of the outstanding shares of Ekco, to tender their shares in the event the Company makes a public tender offer for 100% of the outstanding shares of Ekco not owned by the Company. The Company has accounted for its investment in Ekco using the equity method of accounting. The allocation of the purchase price of Ekco has not been finalized at December 31, 2007 and is pending the completion of a third party valuation. The effect, if any, of the step-up in value of the Company’s proportionate share of Ekco’s tangible and identifiable intangible assets that may result from the third party valuation is not likely to be material to the Company’s consolidated financial statements for the year ended December 31, 2007. Due to the timing of the acquisition, the Company’s proportionate share of Ekco’s results of operations for the year ended December 31, 2007 was not material to the Company’s 2007 consolidated financial statements.

Gorham®

On July 20, 2007 the Company acquired certain assets from Lenox Group Inc. (“Lenox) for $8.3 million, consisting of cash paid at closing of $8.2 million and acquisition related costs of $119,000. As part of the transaction the Company also entered into a long-term licensing agreement with Lenox under which it exclusively licensed the Gorham®, Kirk Stieff®, Whiting™ and Durgin™ trademarks in connection with the manufacture, sale, distribution and marketing of sterling silver products.

The following summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Inventory	$7,289
Property and equipment	965
Total assets acquired	$8,254

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE B — INVESTMENT IN EKCO AND BUSINESS ACQUISITIONS (continued)

Pomerantz® and Design for Living®

On April 25, 2007, in two separate, but related transactions, the Company acquired the Pomerantz® brand and certain related assets from JP Products, LLC and the Design for Living® brand and certain related assets from Design for Living, LLC; designers, importers and distributors of pantryware products. The combined purchase was $1.9 million, consisting of cash paid at closing of $1.7 million and acquisition related costs of $199,000.

The following summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Inventory	$975
Other intangibles	584
Goodwill	318
Total assets acquired	$1,877

Other intangibles consist of patents that have an estimated life of 17 years.

Syratech

In April 2006, the Company acquired the business and certain assets of Syratech Corporation (“Syratech”), a designer, importer, manufacturer and distributor of a diverse portfolio of tabletop, home décor and picture frame products. The assets acquired included Syratech’s registered trademarks, including Wallace Silversmiths®, Towle Silversmiths®, International® Silver Company, Melannco® and Elements® and a license to market Cuisinart® branded tabletop products. The total purchase price was $52.1 million, of which $7.0 million was paid in the Company’s common stock.

During the quarter ended March 31, 2007, the Company finalized the valuation of the identifiable intangible assets and goodwill related to Syratech and recorded an increase in goodwill of $6.2 million and a corresponding decrease of $6.2 million in intangible assets. See Note C.

NOTE C — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill, all of which is included as an asset in the wholesale segment, consists of the following (in thousands):

Balance December 31, 2006	$20,951
Syratech	6,163
Pomerantz® and Design for Living®	318
Balance December 31, 2007	$27,432

The Company completed its annual goodwill impairment test as of December 31, 2007. The test primarily involved the assessment of the fair market value of the Company as a single reporting unit. No impairment of goodwill was indicated. All existing and future goodwill is subject to a goodwill impairment test on at least an annual basis or more frequently if indicators of impairment exist. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

All goodwill is expected to be deductible for tax purposes since the acquisitions were asset purchases.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE C — GOODWILL AND INTANGIBLE ASSETS (continued)

Intangibles assets

Intangible assets consist of the following (in thousands):

	Year Ended December 31,
	2007				2006
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$21,443	$	―	$21,443	$27,979	$	―	$27,979

Finite-lived intangible assets:
Licenses	15,847		4,490	11,357	15,885		3,872	12,013
Trade names	2,477		1,020	1,457	2,477		937	1,540
Customer relationships	886		451	435	460		261	199
Designs	460		330	130	949		289	660
Patents	584		23	561	―		―	―

Total	$41,697		$6,314	$35,383	$47,750		$5,359	$42,391

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2007 are as follows:

Years
Trade names	30
Licenses	33
Designs	7
Customer relationships	4
Patents	17

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31
2008	$982
2009	965
2010	840
2011	752
2012	674

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $915,000, $855,000, and $814,000 respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE D —CREDIT FACILITY

The Company has a $150 million secured credit facility, with an accordion feature for an additional $50 million, that expires in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At December 31, 2007, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on, (i) an alternate base rate, (ii) the Libor rate, or (iii) the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. At December 31, 2007, the Company had $2.7 million of open letters of credit and $68.7 million of borrowings outstanding under its Credit Facility. The availability under the Credit Facility at December 31, 2007 was $73.6 million. Interest rates on outstanding borrowings at December 31, 2007 ranged from 5.50% to 6.12%. The Company has entered into interest rate swap and collar agreements (see Note F) with aggregate notional amounts of $55.2 million and $5.0 million, at December 31, 2007 and 2006, respectively. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility. The agreements have maturity dates that exceed one year as the Company does not intend to repay an equivalent amount of debt within one year. Accordingly, $55.2 million and $5.0 million of debt outstanding under the Credit Facility at December 31, 2007 and 2006, respectively, has been classified as long-term debt in the accompanying consolidated balance sheets.

NOTE E — CONVERTIBLE NOTES

The Company has outstanding $75 million aggregate principal amount of 4.75% Convertible Senior Notes due 2011 (the “Notes”). The Notes are convertible into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15th and July 15th of each year and are unsubordinated except with respect to the Company’s debt to the extent secured by the Company’s assets. The Notes mature on July 15, 2011. The Company may not redeem the Notes at any time prior to maturity.

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

As part of the issuance of the Notes, the Company incurred $3.1 million in underwriter’s discounts and other offering expenses. The offering costs are being amortized to interest expense over the term of the Notes. At December 31, 2007 the unamortized balance of these costs is $2.1 million and is included in other assets in the consolidated balance sheet.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE F – DERIVATIVES

The Company has entered into interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with its variable interest rate borrowings. All agreements expire in 2010. Certain interest rate swap agreements with an aggregate notional amount of $35 million were not designated as hedges under SFAS 133 and the fair value gains or losses from these swap agreements are recognized currently in earnings. The effect of recording these interest rate swap agreements at fair value resulted in an unrealized loss of $358,000 for the year ended December 31, 2007, which is included in interest expense. An interest rate swap agreement with a notional amount of $15 million and the interest rate collar agreements were designated as cash flow hedges under SFAS 133. The effective portion of the fair value gains or losses on these agreements is recorded in other comprehensive income. The effect of recording these agreements at fair value resulted in an unrealized loss of $373,000 for the year ended December 31, 2007. No amount of this loss is expected to be reclassified to interest expense in the next twelve months. The aggregate fair value of the Company’s derivative instruments at December 31, 2007 was a liability of $731,000, which is included in deferred rent and other long-term liabilities.

NOTE G — CAPITAL STOCK

Public offering

In 2005, the Company completed a public offering pursuant to which it sold 1,733,000 shares of the Company’s stock at an offering price of $21.50. The net proceeds of the sale were $34.4 million.

Cash dividends

The Company paid regular quarterly cash dividends of $0.0625 per share on its common stock, or a total annual cash dividend of $0.25 per share, in 2007, 2006 and 2005. The Company’s Board of Directors currently intends to maintain a quarterly cash dividend of $0.0625 per share of common stock for the foreseeable future, however, the Board of Directors may in its discretion determine to modify or eliminate such dividend at any time.

Share repurchase program

The Board of Directors of the Company has authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. As of December 31, 2007 the Company had purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is outstanding at December 31, 2007.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE G — CAPITAL STOCK (continued)

Long-term incentive plan

The Company maintains the 2000 Long-Term Incentive Plan (the “Plan”), whereby up to 2,500,000 shares of the Company’s common stock may be subject to outstanding awards granted to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of the grant and vest over a range of up to five years from the date of grant. As of December 31, 2007, the shares available for grant under the Plan were 241,231. All stock options granted through December 31, 2007 under the Plan have exercise prices equal to the market values of the Company’s stock on the dates of grant.

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2007 is as follows:

	Options	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2004	694,807	$7.59
Grants	362,000	24.12
Exercises	(150,650)	7.00
Cancellations	(31,000)	8.25
Options outstanding, December 31, 2005	875,157	14.51
Grants	695,500	29.96
Exercises	(146,157)	6.95
Cancellations	(13,600)	28.12
Options outstanding December 31, 2006	1,410,900	22.78
Grants	516,500	21.65
Exercises	(32,000)	7.64
Cancellations	(86,500)	23.48
Options outstanding December 31, 2007	1,808,900	22.69	5.95	$1,818,000
Options exercisable December 31, 2007	927,316	20.28	5.11	$1,810,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on December 31, 2007. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2007 and the exercise price.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE G — CAPITAL STOCK (continued)

Stock options (continued)

The total intrinsic value of stock options exercised for the years ended December 31, 2007, 2006 and 2005 was $417,000, $2.7 million and $2.3 million, respectively. The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised.

The Company recognized stock option expense of $2.2 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. Total unrecognized compensation cost related to unvested stock options at December 31, 2007, before the effect of income taxes, was $7.2 million and is expected to be recognized over a weighted-average period of 3.3 years.

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

The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $8.26, $12.11 and $7.45, respectively.

The fair value for these stock options was estimated at the date of grant using the following weighted-average assumptions:

	2007	2006	2005
Volatility	40%	41%	42%
Expected term (years)	5.2	5.2	3.1
Risk-free interest rate	4.56%	5.02%	4.26%
Expected dividend yield	1.18%	0.834%	1.04%

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE G— CAPITAL STOCK (continued)

Stock options (continued)

Prior to the adoption of SFAS No. 123(R), Share-Based Payment, as amended, the Company accounted for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, for the periods prior to the adoption of SFAS No. 123(R), no stock-based employee compensation cost was reflected in net income as all stock options granted under the plan had exercise prices equal to the market values of the underlying common stock of the Company on the dates of grant. Pro forma information regarding the impact of stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123(R).

The following table illustrates what would have been the effect on net income and net income per common share if the Company had accounted for its stock options using the fair value method during the year ended December 31, 2005 (in thousands-except per share data):

Net income as reported	$14,109
Deduct: Total stock option employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,109)
Pro forma net income	$12,000
Income per common share:
Basic income per common share – as reported	$1.25
Basic income per common share – pro forma	$1.06

Diluted income per common share – as reported	$1.23
Diluted income per common share – pro forma	$1.04

Restricted stock

In 2007, 2006 and 2005, the Company issued 7,280, 5,254 and 2,950 restricted shares, respectively, of the Company’s common stock to its Board of Directors representing payment of a portion of their annual retainer. The total fair value of the restricted shares, based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, was $150,000, $115,000 and $50,000, respectively. The shares granted in 2007 vest one year from the date of grant. The shares granted in 2006 and 2005, vested in quarterly installments over a period of one year.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE H— INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(in thousands - except per share amounts)
Net income- Basic	$8,892	$15,532	$14,109
Interest expense 4.75% Convertible Notes, net of tax	―	1,312	―
Net income- Diluted	$8,892	$16,844	$14,109

Weighted- average shares outstanding – Basic	12,969	13,171	11,283
Effect of dilutive securities:
Stock options	130	183	223
4.75% Convertible Notes	―	1,362	―
Weighted- average shares outstanding – Diluted	13,099	14,716	11,506

Basic income per common share	$0.69	$1.18	$1.25
Diluted income per common share	$0.68	$1.14	$1.23

The computation of diluted income per common share for the years ended December 31, 2007, 2006 and 2005 excludes options to purchase 1,544,000, 974,000 and 350,000 shares of the Company’s common stock, respectively, due to their antidilutive effect. The computation of diluted income per common share for the year ended December 31, 2007 also excludes 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes and related interest expense, due to its antidilutive effect.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE I— INCOME TAXES

The provision for income taxes consists of (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$3,891	$7,442	$9,755
State and local	768	1,860	1,618
Deferred	2,771	421	(2,726)
Income tax provision	$7,430	$9,723	$8,647

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset (liability) are as follows (in thousands):

	December 31,
	2007	2006
Deferred income tax assets:
Merchandise inventories	$4,347	$3,740
Accounts receivable allowances	1,603	3,062
Deferred rent expense	1,055	753
Accrued bonuses	469	732
Stock options	390	232
Other	61	―
Total deferred income tax asset	$7,925	$8,519

Deferred income tax liability:
Depreciation and amortization	$(8,211)	$(6,204)

The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2007	2006	2005
Provision for Federal income taxes at the statutory rate	35.0%	35.0%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	5.6	4.8	4.6
Non-deductible stock options	2.9	―	―
Other	2.0	(1.3)	(1.6)
Provision for income taxes	45.5%	38.5%	38.0%

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE I— INCOME TAXES (continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of this review, the Company determined that no adjustments to the estimated value of its tax positions were necessary upon adoption of FIN No. 48. Accordingly, no charge to retained earnings was required. The estimated value of the Company’s tax positions at December 31, 2007 is a liability of $1.4 million (including interest of $308,000) and consisted of the following (in thousands):

Balance as of January 1, 2007	$1,704
Increases – tax positions in prior years	9
Decreases – tax positions in prior years	(312)
Increases – tax positions in current year	36
Balance as of December 31, 2007	$1,437

The liability for these tax positions is included in income taxes payable. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s income tax provision would be reduced by $1.4 million. The Company continues on a quarterly basis to evaluate FIN No. 48 tax positions and revises its estimates accordingly. The Company recorded a net reduction to the estimates of approximately $267,000 during the year ended December 31, 2007.

If certain settlements are effected in accordance with the Company’s expectations, the estimated value of the Company’s tax positions could decrease by approximately $1.3 million within the next twelve months.

The Company has identified federal, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are years 2002 through 2006. The periods subject to examination for the Company’s New York return are years 2003 through 2006. The periods subject to examination for the Company’s New Jersey return are years 2001 through 2006.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for each of the years ended December 31, 2007 and 2006.

NOTE J – BUSINESS SEGMENTS

Segment information

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated factory and outlet stores, and catalog and Internet operations. At December 31, 2007, the Company operated 34 stores under the Farberware® brand name and 44 factory stores under the Pfaltzgraff® brand name. As described in Note M, in December 2007, management of the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE J – BUSINESS SEGMENTS (continued)

Segment information (continued)

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

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales:
Wholesale	$416,890	$374,081	$241,618
Direct-to-consumer	76,835	83,319	66,279
Total net sales	$493,725	$457,400	$307,897

Income (loss) from operations:
Wholesale	$42,968	$46,824	$33,150
Direct-to-consumer (1)	(10,010)	(8,129)	(444)
Unallocated corporate expenses	(12,174)	(8,895)	(7,534)
Total income from operations	$20,784	$29,800	$25,172

Depreciation and amortization:
Wholesale	$8,178	$7,078	$4,558
Direct-to-consumer	1,481	1,302	1,083
Total depreciation and amortization	$9,659	$8,380	$5,641

Assets:
Wholesale	$337,156	$310,260	$190,967
Direct-to-consumer	22,163	24,136	23,191
Unallocated/ corporate/other	12,096	8,668	8,490
Total assets	$371,415	$343,064	$222,648

Capital expenditures:
Wholesale	$17,412	$17,719	$3,555
Direct-to-consumer	1,611	3,425	1,226
Total capital expenditures	$19,023	$21,144	$4,781

Note:

(1)	In 2007, loss from operations for the Direct-to-consumer segment includes $1.9 million of asset impairment and restructuring expenses. See Note M.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE J – BUSINESS SEGMENTS (continued)

Product category information – net sales

The following table sets forth the net sales by the major product categories included within the Company’s wholesale operating segment:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Food Preparation	$247,336	$239,200	$210,551
Tabletop	97,995	88,466	29,162
Home Décor	68,856	44,040	―
Other	2,703	2,375	1,905
Total net sales	$416,890	$374,081	$241,618

NOTE K— COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has lease agreements for its corporate headquarters, distribution centers, direct-to-consumer offices, showrooms, sales offices and factory and outlet stores that expire through 2022. These leases generally provide for, among other things, annual base rent escalations, and additional rent for real estate taxes and other costs. Leases for certain factory and outlet stores require rent to be paid based upon a percentage of monthly gross sales.

In January 2008, the Company entered into a 12-year lease agreement for 69,000 square feet of office, showroom and warehouse space located in Medford, Massachusetts. The lease includes a renewal option for two additional five-year periods. The location will serve as the headquarters for the Syratech business operations. Annual rent is $991,000 and will increase over the initial term of the lease to $1.3 million. The Company expects to take occupancy in October 2008. The new office space will replace 118,000 square feet of office space that the Company leases in the Boston, Massachusetts area.

In June 2007, the Company entered into a lease agreement for 753,000 square feet of warehouse and distribution space in Fontana, California. The Company began occupying the space in December 2007, when fully operational in the third quarter of 2008, the facility will serve as the Company’s main West Coast distribution center. The term of the lease is 10-years and annual rent is $3.3 million and will increase over the term of the lease to $4.5 million. The lease contains two renewal options for five years each.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31

2008	$20,955
2009	17,015
2010	14,144
2011	12,248
2012	12,182
Thereafter	73,096
$149,640

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE K— COMMITMENTS AND CONTINGENCIES (continued)

Operating leases (continued)

During the years ended December 31, 2006 and 2005, the Company had an agreement with Meyer Corporation whereby Meyer Corporation occupied 30% of the space in each of the Company’s Farberware® outlet stores and was responsible for merchandising and stocking Farberware® cookware products in these stores. Pursuant to the agreement Meyer Corporation received all revenue from the sale of the Farberware® cookware in the Company’s Farberware® outlet stores and in turn reimbursed the Company for 30% of the operating expenses of the stores, including rent. The agreement was terminated in June 2006. During the years ended December 31, 2006 and 2005, Meyer Corporation reimbursed the Company $2.0 million and $4.2 million, respectively.

Rental and related expenses under operating leases were $18.3 million, $16.5 million and $13.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The amounts for 2006 and 2005 are prior to the Meyer reimbursements described above.

Capital leases

The Company has entered into various capital lease arrangements for the leasing of equipment that is primarily utilized in its distribution centers. These leases expire through 2011 and the future minimum lease payments due under the leases are as follows (in thousands):

Year ending December 31
2008	$413
2009	251
2010	161
2011	84
Total minimum lease payments	909
Less: amounts representing interest	(82)
Present value of minimum lease payments	$827

The current and non-current portions of the Company’s capital lease obligations at December 31, 2007 of $369,000 and $457,000, respectively, and at December 31, 2006 of $367,000 and $835,000, respectively, are included in accrued expenses, and deferred rent and other long-term liabilities, respectively.

Royalties

The Company has license agreements that require payments of royalties on sales of licensed products, which expire through 2023. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31
2008	$9,591
2009	10,758
2010	1,125
2011	1,030
2012	210
Thereafter	2,164
$24,878

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE K— COMMITMENTS AND CONTINGENCIES (continued)

Legal proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In addition to the matters referred to in the foregoing paragraph, in April 2007, a complaint was filed against the Company in the United States District Court for the Eastern District of Pennsylvania, in which Plaintiff alleges that the Company violated the Fair and Accurate Credit Transaction Act of 2003. The Company is in the process of negotiating a settlement with the Plaintiff which will be subject to final court approval. The proposed settlement is expected to be immaterial to the Company’s consolidated financial statements.

NOTE L— RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their respective salaries. The Company matches 50% of employee contributions up to 4% of an employee’s eligible compensation. The Company made matching contributions to the 401(k) plan of $778,000, $809,000 and $372,000 in 2007, 2006 and 2005, respectively.

Retirement benefit obligations

As part of the acquisition of the business and certain assets of Syratech in April 2006, the Company assumed certain obligations for retirement benefits to be payable to certain former executives of Syratech. The obligations under these agreements are unfunded. At December 31, 2007 and 2006, the total unfunded retirement benefit obligation was $3.0 million and $2.9 million, respectively, and is included in accrued expenses, and deferred rent and other long-term liabilities. During the years ended December 31, 2007 and 2006, the Company paid retirement benefits related to these obligations of $148,000. The Company expects to pay a total of $148,000 in retirement benefits related to these obligations during the year ending December 31, 2008.

NOTE M— OTHER

Inventory

The components of inventory are as follows:

	December 31,	December 31,
	2007	2006
	(in thousands)

Finished goods	$139,042	$151,480
Work in process	2,412	1,592
Raw materials	2,230	2,278
Total	$143,684	$155,350

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE M— OTHER (continued)

Store closings

In December 2007, management of the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores (the “Plan”). The store closures began in December 2007 and are expected to be completed by the end of the first quarter of 2008. In connection with the store closings, the Company expects to incur certain restructuring related costs for stay bonuses, severance, store lease obligations, and other incremental costs. During the year ended December 31, 2007, the Company recognized $289,000 of such costs, consisting primarily of fees paid to consultants who are assisting the Company with the Plan, which are included in asset impairment and restructuring expenses.

Furthermore, due to the change in circumstances with respect to the stores that will be closed, the Company reviewed the related fixed assets of these stores for impairment and determined that the net book value of the fixed assets would not be recoverable. Accordingly, the Company has recorded an impairment charge of $1.6 million at December 31, 2007 for these fixed assets which is included in asset impairment and restructuring expenses.

Property and equipment

Property and equipment consist of (in thousands):

	December 31,
	2007	2006

Machinery, furniture and equipment	$63,223	$53,667
Leasehold improvements	24,878	3,683
Building and improvements	1,708	7,300
Construction in progress	176	9,826
Land	115	947
	90,100	75,423
Less: accumulated depreciation and amortization	35,768	32,701
	$54,332	$42,722

Depreciation and amortization expense on property and equipment for the years ended December 31, 2007, 2006 and 2005 was $8.7 million, $7.5 million and $4.8 million, respectively.

Included in machinery, furniture and equipment and accumulated depreciation at December 31, 2007 are $2.1 million and $1.2 million, respectively, related to assets recorded under capital leases. Included in machinery, furniture and equipment and accumulated depreciation at December 31, 2006 are $2.1 million and $911,000, respectively, related to assets recorded under capital leases.

In November 2007, the Company sold its former corporate headquarters in Westbury, New York, for net proceeds of $8.8 million. The Company recognized a gain of $3.7 million on the sale which is included in other income, net.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE M— OTHER (continued)

Accrued Expenses

Accrued expenses consist of (in thousands):

	December 31,
	2007	2006
Accrued vendor invoices	$6,572	$10,815
Accrued salaries, vacation and temporary labor billings	3,517	3,360
Officer and employee bonuses	3,098	3,287
Accrued customer allowances and rebates	3,339	4,835
Accrued royalties	2,387	4,743
Accrued interest	2,062	1,892
Accrued contract settlement	1,612	―
Accrued freight	992	2,939
Dividends payable	748	843
Commissions	686	1,600
Other	6,491	11,429
	$31,504	$45,743

Supplemental cash flow information

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,167	$2,500		$2,400
Cash paid for taxes	6,392	10,994		6,800
Non-cash investing activities:
Common stock issued in connection with Syratech acquisition	$133	$6,821	$	―
Capitalized tenant improvement allowances	7,039	―		―
Equipment acquired under capital lease obligations	34	521		317

LIFETIME BRANDS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
Description	Balance at beginning of period	Additions charged to costs and expenses		Deductions (describe)		Balance at end of period

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful
accounts	$395	$(79)		$(79)	(a)	$395
Reserve for sales
returns and allowances	11,702	19,970	(c)	15,667	(b)	16,005
	$12,097	$19,891		$15,588		$16,400

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful
accounts	$195	$(81)		$(281)	(a)	$395
Reserve for sales
returns and allowances	7,718	18,996	(c)	15,012	(b)	11,702
	$7,913	$18,915		$14,731		$12,097

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful
accounts	$195	$132		$132	(a)	$195
Reserve for sales
returns and allowances	3,282	13,662	(c)	9,226	(b)	7,718
	$3,477	$13,794		$9,358		$7,913

(a) Uncollectible accounts written off, net of recoveries.

(b) Allowances granted.

(c) Charged to net sales.

S-1