Form 10-Q
period 2008-03-31
LIFETIME BRANDS, INC
filed 2008-05-12
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO________

Commission file number 0-19254

LIFETIME BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2682486
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 9, 2008 was 11,966,888.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$533	$4,172
Accounts receivable, less allowances of $15,838 at 2008 and $16,400 at 2007	51,510	65,030
Inventory	136,857	143,684
Deferred income taxes	8,509	7,925
Prepaid expenses and other current assets	5,665	7,267
Prepaid income taxes	3,791	—
TOTAL CURRENT ASSETS	206,865	228,078
PROPERTY AND EQUIPMENT, net	54,623	54,332
GOODWILL	27,432	27,432
OTHER INTANGIBLES, net	35,130	35,383
INVESTMENT IN EKCO	23,397	22,950
OTHER ASSETS	3,106	3,240
TOTAL ASSETS	$350,553	$371,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$18,700	$13,500
Accounts payable	12,328	21,759
Accrued expenses	23,776	31,504
Income taxes payable	―	4,520
TOTAL CURRENT LIABILITIES	54,804	71,283

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	16,794	14,481
DEFERRED INCOME TAX	8,401	8,211
LONG-TERM DEBT	55,200	55,200
CONVERTIBLE NOTES	75,000	75,000

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 11,965,888 in 2008 and 11,964,388 in 2007	120	120
Paid-in capital	114,643	113,995
Retained earnings	26,505	33,250
Accumulated other comprehensive loss	(914)	(125)
TOTAL STOCKHOLDERS’ EQUITY	140,354	147,240
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,553	$371,415

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007

Net sales	$98,194	$103,787

Cost of sales	59,605	61,097
Distribution expenses	13,390	13,311
Selling, general and administrative expenses	31,103	29,931
Restructuring expenses	2,880	―

Loss from operations	(8,784)	(552)

Interest expense	(2,093)	(1,535)

Loss before income taxes and equity in earnings of Ekco	(10,877)	(2,087)

Income tax benefit	4,623	804
Equity in earnings of Ekco, net of taxes of $(190)	257	―

NET LOSS	$(5,997)	$(1,283)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.50)	$(0.10)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(5,997)	$(1,283)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,603	2,035
Deferred rent	1,040	133
Deferred income taxes	―	88
Stock option expense	613	433
Director stock compensation	27	―
Unrealized loss on derivatives	49	―
Equity in earnings of Ekco, net of taxes	(257)	―
Changes in operating assets and liabilities (excluding the effect of business acquisitions):
Accounts receivable, net	13,521	9,299
Inventory	6,827	855
Prepaid expenses, other current assets and other assets	1,780	152
Accounts payable, accrued expenses and other liabilities	(17,194)	(17,646)
Prepaid income taxes	(3,791)	―
Income tax payable	(4,520)	(6,093)
NET CASH USED IN OPERATING ACTIVITIES	(5,299)	(12,027)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,683)	(7,020)
Business acquisitions	―	(441)
NET CASH USED IN INVESTING ACTIVITIES	(2,683)	(7,461)

FINANCING ACTIVITIES
Proceeds of short-term borrowings, net	5,200	21,300
Proceeds from exercise of stock options	8	41
Excess tax benefits from stock compensation	―	15
Payment of capital lease obligations	(116)	(111)
Cash dividends paid	(749)	(842)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,343	20,403

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,639)	915
Cash and cash equivalents at beginning of period	4,172	150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$533	$1,065

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products and markets its products under a number of brand names and trademarks, which are either owned or licensed. The Company sells its products wholesale to retailers throughout North America and directly to the consumer through Company-operated factory and outlet stores, mail order catalogs, and the Internet.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Revenue recognition

Wholesale sales are recognized when title of merchandise passes and the risks and rewards of ownership have transferred to the customer. Factory and outlet store sales are recognized at the time of sale, while catalog and Internet sales are recognized upon receipt by the customer. Shipping and handing fees that are billed to customers in sales transactions are included in net sales and amounted to $1.1 million and $1.0 million for the quarters ended March 31, 2008 and 2007, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out expenses amounted to $1.6 million and $2.4 million for the three months ended March 31, 2008 and 2007, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Inventory

Inventory consists principally of finished goods sourced from third party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. Consistent with the seasonality of the Company’s business, inventory generally increases, beginning late in the second quarter of the year, and reaches a peak at the end of the third quarter or early in the fourth quarter, and declines thereafter. The Company periodically reviews and analyzes inventory based on a number of factors including, but not limited to, future product demand for items and estimated profitability of merchandise. When appropriate, the Company writes down inventory to net realizable value.

The components of inventory are as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Finished goods	$131,652	$139,042
Work in process	2,137	2,412
Raw materials	3,068	2,230
Total	$136,857	$143,684

Derivatives

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequent amendments (“SFAS 133”). SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings.

Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No.157.  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until January 1, 2009. The Company adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2, on January 1, 2008. Fair value measurements included in the Company’s condensed consolidated financial statements relate solely to the Company’s derivatives described in Note F.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

New accounting pronouncement

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which enhances the disclosure requirements for derivatives and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will only affect the Company’s derivatives disclosures beginning January 1, 2009 and will not have any impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the 2007 period were reclassified to conform to the presentation in 2008. These reclassifications had no effect on the Company’s previously reported consolidated financial position or results of operations.

NOTE B – INVESTMENT IN EKCO

The Company owns approximately 30% of the capital stock of Ekco S.A.B. (“Ekco”), a manufacturer and distributor of aluminum disks, cookware and related items. Shares of Ekco’s capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol BMV: EKCO. On April 29, 2008, Ekco’s shareholders approved changing Ekco’s name to Grupo Vasconia, S.A.B.

The Company has accounted for its investment in Ekco using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Ekco’s net income, net of taxes, in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008. The allocation of the purchase price of Ekco has not been finalized at March 31, 2008 and is pending the completion of a third party valuation of Ekco’s tangible and intangible assets. The effect, if any, of the step-up in value of the Company’s proportionate share of Ekco’s tangible and identifiable intangible assets that may result from the third party valuation is not likely to be material to the Company’s condensed consolidated financial statements for the three months ended March 31, 2008.

Summarized income statement information for Ekco for the three months ended March 31, 2008 is as follows (in thousands):

Net sales	$22,132
Gross profit	6,081
Income from operations	2,456
Net income	1,489

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE C —INTANGIBLE ASSETS

Intangible assets

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	March 31 , 2008				December 31, 2007
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$21,443	$	―	$21,443	$21,443	$	―	$21,443

Finite-lived intangible assets:
Licenses	15,847		(4,648)	11,199	15,847		(4,490)	11,357
Trade names	2,477		(1,040)	1,437	2,477		(1,020)	1,457
Customer relationships	886		(500)	386	886		(451)	435
Designs	460		(347)	113	460		(330)	130
Patents	584		(32)	552	584		(23)	561
Total	$41,697		$(6,567)	$35,130	$41,697		$(6,314)	$35,383

NOTE D – BANK CREDIT FACILITY

The Company has a $150 million secured credit facility, with an accordion feature for an additional $50 million, that expires in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At March 31, 2008, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on, (i) an alternate base rate, (ii) the Libor rate, or (iii) the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. In April 2008, the Credit Facility was amended to revise certain financial covenants, increase the applicable margin rates and establish a borrowing base calculation.

At March 31, 2008, the Company had $3.0 million of open letters of credit and $73.9 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at March 31, 2008 ranged from 3.39% to 4.62%. The Company has interest rate swap and collar agreements (see Note F) with an aggregate notional amount of $55.2 million at March 31, 2008 and December 31, 2007. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility. The agreements have maturity dates that exceed one year as the Company does not intend to repay an equivalent amount of debt within one year. Accordingly, $55.2 million of debt outstanding under the Credit Facility at March 31, 2008 and December 31, 2007, has been classified as long-term debt.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE E – CONVERTIBLE NOTES

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

NOTE F – DERIVATIVES

The Company has interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with its variable interest rate borrowings, and a credit default swap with a notional amount of $1 million to manage credit exposure related to certain accounts receivable. The interest rate swap and collar agreements expire in 2010 and the credit default swap expires in 2009. Certain interest rate swap agreements with an aggregate notional amount of $35 million and the credit default swap were not designated as hedges under SFAS 133 and the fair value gains or losses from these swap agreements are recognized in earnings. The effect of recording these interest rate swap agreements at fair value resulted in an unrealized loss of $49,000 for the three months ended March 31, 2008, which is included in interest expense. An interest rate swap agreement with a notional amount of $15 million and the interest rate collar agreements were designated as cash flow hedges under SFAS 133. The effective portion of the fair value gains or losses on these agreements is recorded in other comprehensive loss. The effect of recording these agreements at fair value resulted in an unrealized loss of $789,000 (net of taxes of $584,000) for the three months ended March 31, 2008. No amount of this loss is expected to be reclassified to interest expense in the next twelve months. The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and reasonable estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments at March 31, 2008 was a liability of $2.2 million, which is included in deferred rent and other long-term liabilities.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE G – STOCK OPTIONS

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2008 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2008	1,808,900	$17.77
Grants	20,000	10.32
Exercises	(1,500)	5.50
Cancellations	(28,000)	27.42
Options outstanding, March 31, 2008	1,799,400	22.49	5.76	$699,656
Options exercisable, March 31, 2008	944,713	20.49	4.93	$699,656

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2008. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2008 and the exercise price.

The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $8,700. The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised.

The Company recognized stock option expense of $613,000 and $433,000 for the three months ended March 31, 2008 and 2007, respectively. Total unrecognized compensation cost related to unvested stock options at March 31, 2008, before the effect of income taxes, was $6.7 million and is expected to be recognized over a weighted average period of 3.1 years.

The weighted average per share grant date fair value of stock options granted during the three months ended March 31, 2008 was $3.40.

The fair value of the stock options granted during the three months ended March 31, 2008 was estimated at the date of grant using the following weighted average assumptions: Volatility—40.2%, Expected term—6 years, Risk-free interest rate—2.72% and Expected dividend yield—2.42%.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE H— LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Net loss―Basic	$(5,997)	$(1,283)
Net interest expense, 4.75% Convertible Notes	―	―
Net loss―Diluted	$(5,997)	$(1,283)

Weighted average shares outstanding―Basic	11,966	13,289
Effect of dilutive securities:
Stock options	―	―
4.75% Convertible Notes	―	―
Weighted average shares outstanding―Diluted	11,966	13,289
Basic loss per common share	$(0.50)	$(0.10)
Diluted loss per common share	$(0.50)	$(0.10)

The computation of diluted loss per common share for the three months ended March 31, 2008 and 2007 excludes: (i) options to purchase 1,508,500 shares and 1,402,000 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes and related interest expense. The shares were excluded due to their antidilutive effect as a result of the loss during the periods.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE I – BUSINESS SEGMENTS

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated factory and outlet stores, and catalog and Internet operations. At March 31, 2008, the Company operated 41 factory stores utilizing the Pfaltzgraff® brand name and 9 outlet stores utilizing the Farberware® brand name. As described in Note K, in December 2007, management of the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. At March 31, 2008, these 30 stores had been closed. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products.

Management evaluates the performance of the wholesale and direct-to-consumer segments based on net sales and income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses such as senior executive salaries and benefits, stock compensation, directors fees and accounting, legal and consulting fees are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net sales
Wholesale	$80,378	$89,172
Direct-to-consumer	17,816	14,615
Total net sales	$98,194	$103,787

Income (loss) from operations
Wholesale	$345	$5,552
Direct-to-consumer (1)	(6,525)	(4,103)
Unallocated corporate expenses	(2,604)	(2,001)
Total loss from operations	$(8,784)	$(552)

Depreciation and amortization
Wholesale	$(2,380)	$(1,689)
Direct-to-consumer	(223)	(346)
Total depreciation and amortization	$(2,603)	$(2,035)

Note:

(1) In 2008, loss from operations for the Direct-to-consumer segment includes $2.9 million of restructuring expenses. See Note K.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE J- CONTINGENCIES

The Company is a defendant in various lawsuits and from time-to-time, regulatory proceedings which may require the recall of its products, arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In addition to the matters referred to in the foregoing paragraph, on April 10, 2007, a complaint was filed against the Company in the United States District Court for the Eastern District of Pennsylvania (the “Court”), in which the Plaintiff alleged that the Company violated the Fair and Accurate Credit Transaction Act of 2003. During the three months ended March 31, 2008, the Company reached a settlement with the Plaintiff which has received preliminary approval of the Court and is still subject to the Court’s final approval. The settlement is not material to the Company’s consolidated financial statements.

NOTE K - OTHER

Dividends

Dividends declared in 2008 are as follows:

Dividend	Date declared	Date of record	Payment date
$0.0625	January 23, 2008	February 8, 2008	February 15, 2008
$0.0625	March 4, 2008	May 2, 2008	May 16, 2008

Stock repurchase plan

The Board of Directors of the Company has authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. Through March 31, 2008 the Company has purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program. There were no purchases during the three months ended March 31, 2008.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

NOTE K - OTHER (continued)

Store closings

In December 2007, management of the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. At March 31, 2008, all 30 stores have been closed. In connection with the store closings, the Company has incurred certain restructuring related costs for store lease obligations, consulting fees, retention bonuses and severance, and other incremental costs related to the closures. During the three months ended March 31, 2008, the Company recognized $2.9 million of such costs, consisting of  the following (in thousands):

Store lease obligations	$2,300
Consulting fees	393
Retention bonus and severance	141
Other related costs	46
Total	$2,880

At March 31, 2008 the following amounts have not been paid and are included in accrued expenses (in thousands):

Store lease obligations	$2,300
Consulting fees	192
Retention bonus and severance	188
Other related costs	49
Total	$2,729

Supplemental cash flow information

	Three months ended March 31,
	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,891	$2,361
Cash paid for taxes	3,706	4,868

Non-cash investing activities:
Reclassification of property and equipment to building held for sale	―	5,073

Comprehensive loss (in thousands)

	Three months ended March 31,
	2008	2007
Net loss	$(5,997)	$(1,283)
Derivative fair value adjustment, net of taxes of $584	(789)	―
Total comprehensive loss	$(6,786)	$(1,283)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 14, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ ERNST & YOUNG LLP

Melville, New York

April 25, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.’s (the “Company’s”) plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2007 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others:

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

BUSINESS SEGMENTS

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through 50 Company-operated factory and outlet stores operated utilizing the Pfaltzgraff® and Farberware® names, and its catalog and Internet operations.

In December 2007, the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. At March 31, 2008, these 30 stores had been closed. During the three months ended March 31, 2008, the Company has recognized $2.9 million in pre-tax charges related to these store closings, consisting primarily of store lease obligations.

INVESTMENT IN EKCO

The Company owns approximately 30% of the capital stock of Ekco S.A.B. (“Ekco”), a manufacturer and distributor of aluminum disks, cookware and related items. Shares of Ekco’s capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol BMV: EKCO. On April 29, 2008, Ekco’s shareholders approved changing Ekco’s name to Grupo Vasconia, S.A.B. The Company has accounted for its investment in Ekco using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Ekco’s net income for the three months ended March 31, 2008, net of taxes, as equity in earnings of Ekco.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K dated December 31, 2007.

RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2008	2007
Net sales	100.0%	100.0%

Cost of sales	60.7	58.9
Distribution expenses	13.7	12.8
Selling, general and administrative expenses	31.6	28.8
Restructuring expenses	2.9	―

Loss from operations	(8.9)	(0.5)
Interest expense	(2.2)	(1.5)

Loss before income taxes and equity in earnings of Ekco	(11.1)	(2.0)

Income tax benefit	4.7	0.8
Equity in earnings of Ekco	0.3	―

Net loss	(6.1)%	(1.2)%

Management’s Discussion and Analysis

QUARTER ENDED MARCH 31, 2008 AS COMPARED TO THE QUARTER ENDED

MARCH 31, 2007

Net Sales

Net sales for the three months ended March 31, 2008 were $98.2 million, a decrease of 5.4% compared to net sales of $103.8 million for the 2007 period.

Net sales for the wholesale segment for the three months ended March 31, 2008 were $80.4 million, a decrease of $8.8 million or 9.9% compared to net sales of $89.2 million for the 2007 period. This decrease primarily occurred in the Tabletop and Home Décor product categories. Management attributes such decline to the extremely challenging retail sales environment during the three months ended March 31, 2008, as evidenced by significant decreases in same-store sales at a majority of the Company’s customers.

Net sales for the direct-to-consumer segment for the three months ended March 31, 2008 were $17.8 million compared to $14.6 million for the 2007 period. The increase was primarily due to the going-out-of-business sales at the 30 stores the Company closed during the three months ended March 31, 2008 as part of its previously announced plan, and to a lesser extent an increase in catalog and Internet sales due to the successful spring catalog and the late holiday orders in 2007 that were shipped in January 2008. Comparable store sales also showed an improvement.

Cost of sales

Cost of sales for the three months ended March 31, 2008 were $59.6 million compared to $61.1 million for the 2007 period. Cost of sales as a percentage of net sales was 60.7% for the three months ended March 31, 2008 compared to 58.9% for the 2007 period.

Cost of sales as a percentage of net sales for the wholesale segment was 63.2% for the three months ended March 31, 2008 compared to 62.2% for the 2007 period. The increase in cost of sales as a percentage of net sales was primarily attributable to the Company’s continued effort to reduce inventory levels and higher sales allowances.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 49.3% for the three months ended March 31, 2008 from 38.7% for the 2007 period.  The increase was primarily due to lower margins as a result of the going-out-of-business sales at the 30 stores the Company closed during the three months ended March 31, 2008 as part of its previously announced restructuring plan, and to a lesser extent, promotional activity in the Company’s continuing stores.

Distribution expenses

Distribution expenses for the three months ended March 31, 2008 were $13.4 million compared to $13.3 million for the 2007 period. Distribution expenses as a percentage of net sales were 13.7% for the three months ended March 31, 2008 and 12.8% for the 2007 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 12.7% for the three months ended March 31, 2008 compared to 11.1% for the 2007 period. The increase is due primarily to the integration expenses of consolidating the Company’s West Coast distribution facilities into the Company’s new main West Coast distribution center located in Fontana, California.

Distribution expenses for the direct-to-consumer segment were approximately $3.1 million for the three months ended March 31, 2008 compared to $3.4 million for the 2007 period. The decrease was due primarily to reduced third party warehouse costs as a result of planned decreases in inventory levels and improved labor efficiency.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 were $31.1 million, an increase of 4.0% over $29.9 million for the 2007 period.

Selling, general and administrative expenses for the three months ended March 31, 2008 for the wholesale segment were $19.0 million, an increase of $800,000 or 4.4% over the $18.2 million for the 2007 period. As a percentage of net sales, selling, general and administrative expenses were 23.6% for the three months ended March 31, 2008 compared to 20.5% for the 2007 period. The increase is primarily due to an increase in amortization expense related to the Company’s new SAP business enterprise system and leasehold improvements at the Company’s new corporate headquarters, partially offset by the elimination of duplicative expenses of the Company’s former headquarters.

Selling, general and administrative expenses for the three months ended March 31, 2008 for the direct-to-consumer segment were $9.5 million compared to $9.7 million for the 2007 period due primarily to expense reduction efforts.

Unallocated corporate expenses for the three months ended March 31, 2008 and 2007 were $2.6 million and $2.0 million, respectively. The increase was primarily due to higher professional fees and stock option expense.

Restructuring expenses

In December 2007, the Company commenced a plan to close 30 underperforming outlet stores. At March 31, 2008 all 30 stores have been closed. During the three months ended March 31, 2008 the Company recorded restructuring expenses of $2.9 million consisting primarily of store lease obligations and to a lesser extent, consulting fees, retention bonus and severance, and other incremental costs related to the closures.

Interest expense

Interest expense for the three months ended March 31, 2008 was $2.1 million compared to $1.5 million for the 2007 period. The increase in interest expense was primarily attributable to higher borrowings outstanding under the Company’s Credit Facility, partially offset by lower interest rates during the three months ended March 31, 2008 compared to the 2007 period.

Income tax benefit

The income tax benefit for the three months ended March 31, 2008 was $4.6 million, compared to $804,000 for the 2007 period. The Company’s effective income tax rate was 42.5% for the three months ended March 31, 2008 compared to 38.5% for the 2007 period. The increase in the Company’s effective tax rate is attributable principally to stock option expense that is not deductible for income tax purposes.

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

At March 31, 2008, the Company had cash and cash equivalents of $533,000, compared to $4.2 million at December 31, 2007.

Borrowings under the Company’s Credit Facility increased to $73.9 million at March 31, 2008 which represents an increase of $5.2 million from December 31, 2007.  The increase was primarily due to the operating loss during the period, working capital uses and capital expenditures.

Credit facility

The Company has a $150 million secured credit facility, with an accordion feature for an additional $50 million, that expires in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At March 31, 2008, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based either on, (i) an alternate base rate, (ii) the Libor rate, or (iii) the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. In April 2008, the Credit Facility was amended to revise certain financial covenants, increase the applicable margin rates and establish a borrowing base calculation.

At March 31, 2008, the Company had $3.0 million of open letters of credit and $73.9 million of borrowings outstanding under its Credit Facility. Interest rates on outstanding borrowings at March 31, 2008 ranged from 3.39% to 4.62%. The Company has interest rate swap and collar agreements with an aggregate notional amount of $55.2 million at March 31, 2008 and December 31, 2007. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility. The agreements have maturity dates that exceed one year as the Company does not intend to repay an equivalent amount of debt within one year. Accordingly, $55.2 million of debt outstanding under the Credit Facility at March 31, 2008 and December 31, 2007, has been classified as long-term debt.

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

Share repurchase program

The Board of Directors of the Company has authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. As of March 31, 2008 the Company had purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program. There were no purchases during the three months ended March 31, 2008.

Dividends

The Company has declared the following dividends in 2008:

Dividend	Date declared	Date of record	Payment date
$0.0625	January 23, 2008	February 8, 2008	February 15, 2008
$0.0625	March 4, 2008	May 2, 2008	May 16, 2008

Operating activities

Cash used by operating activities was $5.3 million for the three months ended March 31, 2008 compared to $12.0 million in the 2007 period. Working capital increased $3.4 million during the 2008 period compared to an increase of $13.3 million during the 2007 period. The balance of cash used in operating activities for the 2008 period was due to the operating loss during the period.

Investing activities

Cash used in investing activities was $2.7 million for the three months ended March 31, 2008 compared to $7.5 million in the 2007 period. The 2008 reduction results primarily from lower capital expenditures in the 2008 period. 2007 capital expenditures included amounts paid in connection with the Company’s implementation of its new SAP business enterprise system during the second quarter of 2007. The Company’s 2008 planned capital expenditures are estimated at $8.5 million. These expenditures are expected to be funded from current operations and, if necessary, borrowings under the Company’s Credit Facility.

Financing activities

Cash provided by financing activities was $4.3 million for the three months ended March 31, 2008 compared to $20.4 million for the 2007 period. In 2008, net borrowings under the Company’s Credit Facility were $5.2 million compared to $21.3 million for the 2007 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended March 31, 2008.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2008, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

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

Lifetime Brands, Inc.
/s/ Jeffrey Siegel	May 9, 2008
Jeffrey Siegel Chief Executive Officer and President (Principal Executive Officer)
/s/ Laurence Winoker	May 9, 2008
Laurence Winoker Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)