Form 10-Q
period 2008-06-30
LIFETIME BRANDS, INC
filed 2008-08-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO________

Commission file number 0-19254

LIFETIME BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-2682486 (I.R.S. Employer Identification No.)

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

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _	☐	Accelerated filer	☒
Non-accelerated filer _	☐ (Do not check if smaller reporting company)	Small reporting company _	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No   ☒

The number of shares of the registrant’s common stock outstanding as of August 7, 2008 was 11,966,888.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,150	$4,172
Accounts receivable, less allowances of $12,529 at 2008 and $16,400 at 2007	52,242	65,030
Inventory	160,858	143,684
Deferred income taxes	7,983	7,925
Prepaid expenses and other current assets	6,455	7,267
Prepaid income taxes	9,010	―
TOTAL CURRENT ASSETS	237,698	228,078

PROPERTY AND EQUIPMENT, net	54,351	54,332
GOODWILL	27,432	27,432
OTHER INTANGIBLES, net	34,887	35,383
INVESTMENT IN GRUPO VASCONIA, S.A.B.	24,141	22,950
OTHER ASSETS	3,020	3,240
TOTAL ASSETS	$381,529	$371,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$40,600	$13,500
Accounts payable	20,761	21,759
Accrued expenses	28,042	31,504
Income taxes payable	―	4,520
TOTAL CURRENT LIABILITIES	89,403	71,283

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	15,732	14,481
DEFERRED INCOME TAX	8,437	8,211
LONG-TERM DEBT	55,200	55,200
CONVERTIBLE NOTES	75,000	75,000

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 11,966,888 in 2008 and 11,964,388 in 2007	120	120
Paid-in capital	115,269	113,995
Retained earnings	22,571	33,250
Accumulated other comprehensive loss	(203)	(125)
TOTAL STOCKHOLDERS’ EQUITY	137,757	147,240
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,529	$371,415

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$92,399	$91,371	$190,593	$195,158

Cost of sales	55,288	51,906	114,893	113,003
Distribution expenses	12,766	11,721	26,156	25,032
Selling, general and administrative expenses	31,183	29,494	62,286	59,425
Restructuring expenses	107	―	2,987	―

Loss from operations	(6,945)	(1,750)	(15,729)	(2,302)

Interest expense	(2,053)	(1,546)	(4,146)	(3,081)

Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(8,998)	(3,296)	(19,875)	(5,383)

Income tax benefit	5,108	1,270	9,731	2,074
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	707	―	964	―

NET LOSS	$(3,183)	$(2,026)	$(9,180)	$(3,309)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.27)	$(0.15)	$(0.77)	$(0.25)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(9,180)	$(3,309)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,396	4,301
Deferred rent	1,467	200
Deferred income taxes	―	1,085
Stock compensation expense	1,264	966
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	(964)	―

Changes in operating assets and liabilities (excluding the effect of business acquisitions):
Accounts receivable, net	12,788	14,556
Inventory	(4,857)	(9,875)
Prepaid expenses, other current assets and other assets	1,032	(1,131)
Accounts payable, accrued expenses and other liabilities	(4,620)	(15,178)
Prepaid income taxes	(9,010)	(3,710)
Income tax payable	(4,520)	(6,878)
NET CASH USED IN OPERATING ACTIVITIES	(11,204)	(18,973)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,924)	(11,803)
Business acquisitions	(12,317)	(2,119)
NET CASH USED IN INVESTING ACTIVITIES	(17,241)	(13,922)

FINANCING ACTIVITIES
Proceeds of short-term borrowings, net	27,100	35,600
Proceeds from exercise of stock options	8	137
Excess tax benefits from stock compensation	―	69
Payment of capital lease obligations	(188)	(225)
Cash dividends paid	(1,497)	(1,686)
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,423	33,895

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,022)	1,000
Cash and cash equivalents at beginning of period	4,172	150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,150	$1,150

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Revenue recognition

Wholesale sales are recognized when title of merchandise passes and the risks and rewards of ownership have transferred to the customer. Factory and outlet store sales are recognized at the time of sale. Catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $970,000 and $824,000 for the three months ended June 30, 2008 and 2007, respectively, and $2.1 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out expenses amounted to $1.8 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively, and $3.4 million and $3.9 million, for the six months ended June 30, 2008 and 2007, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The components of inventory are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Finished goods	$155,426	$139,042
Work in process	2,453	2,412
Raw materials	2,979	2,230
Total	$160,858	$143,684

Derivatives

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequent amendments (“SFAS 133”). SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Accounting for changes in the fair value of a derivative depends on whether it qualifies and has been designated as part of a hedging relationship. For derivatives that qualify and have been designated as hedges for accounting purposes, changes in fair value have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings.

Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until January 1, 2009. The Company adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2, on January 1, 2008. Fair value measurements included in the Company’s condensed consolidated financial statements relate solely to the Company’s derivatives described in Note G.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively, with limited exceptions, to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions and, as such, the Company does not currently expect the adoption of SFAS 141(R) to have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The resulting debt discount (equity portion) is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated financial statements.

Reclassifications

Certain amounts in the 2007 period condensed consolidated statement of cash flows were reclassified to conform to the presentation in 2008. These reclassifications had no effect on the Company’s previously reported consolidated financial position or results of operations.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE B – MIKASA ACQUISITION

On June 6, 2008, the Company acquired the business and certain assets of Mikasa, Inc. (“Mikasa”) from Arc International SA (“ARC”). Mikasa is a leading provider of dinnerware, crystal stemware, barware, flatware and decorative accessories. Mikasa’s products are distributed through department stores, specialty stores and big box chains, as well as through its own Internet website. The preliminary purchase price was $20.1 million, consisting of (i) $12.3 million of cash paid at closing, (ii) $2.7 million of certain liabilities assumed at closing, (iii) $5.0 million of cash to be paid on December 15, 2008, and (iv) acquisition related costs of $100,000. The agreement also requires the Company to pay ARC an amount by which the sum of 5% of the annual net sales of Mikasa for 2009, 2010 and 2011, exceeds $5.0 million. On a preliminary basis the purchase price has been allocated to inventory acquired.

NOTE C - INVESTMENT IN GRUPO VASCONIA, S.A.B.

In December 2007, the Company acquired approximately 30% of the capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), (formerly known as, Ekco, S.A.B.), a manufacturer and distributor of aluminum disks, cookware and related items. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol BMV: EKCO.

The Company accounts for its investment in Vasconia using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired), net of taxes of $142,000 and $226,000 for the three and six month periods ended June 30, 2008, respectively, in the accompanying condensed consolidated statement of operations. The Company has allocated the purchase price of Vasconia as follows (in thousands):

Investment	$16,036
Goodwill	5,166
Customer relationships (estimated life of 16 years)	1,748
Total	$22,950

Summarized income statement information for Vasconia is as follows (in thousands):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net sales	$28,680	$50,812
Gross profit	8,161	14,242
Income from operations	3,539	5,995
Net income	2,663	4,152

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE D - INTANGIBLE ASSETS

Intangible assets

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	June 30 , 2008				December 31, 2007
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$21,443	$	―	$21,443	$21,443	$	―	$21,443

Finite-lived intangible assets:
Licenses	15,847		(4,807)	11,040	15,847		(4,490)	11,357
Trade names	2,477		(1,061)	1,416	2,477		(1,020)	1,457
Customer relationships	886		(538)	348	886		(451)	435
Designs	460		(364)	96	460		(330)	130
Patents	584		(40)	544	584		(23)	561
Total	$41,697		$(6,810)	$34,887	$41,697		$(6,314)	$35,383

NOTE E - BANK CREDIT FACILITY

The Company has a $150 million secured credit facility, with an accordion feature for an additional $50 million, that expires in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At June 30, 2008, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based on either, (i) an alternate base rate, (ii) the LIBOR rate, or (iii) the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. In April 2008, the Credit Facility was amended to revise certain financial covenants, increase the applicable margin rates and establish a borrowing base calculation.

At June 30, 2008, the Company had $2.8 million of open letters of credit and $95.8 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at June 30, 2008 ranged from 3.64% to 5.00%. The availability under the Credit Facility at June 30, 2008 was $19.8 million. The Company has interest rate swap and collar agreements (see Note G) with an aggregate notional amount of $55.2 million at June 30, 2008 and December 31, 2007. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility. The agreements have maturity dates that exceed one year as the Company does not intend to repay an equivalent amount of debt within one year. Accordingly, $55.2 million of debt outstanding under the Credit Facility at June 30, 2008 and December 31, 2007, has been classified as long-term debt.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE F - CONVERTIBLE NOTES

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

The Notes are convertible at the option of the holder anytime prior to the close of business on the business day prior to the maturity date. Upon conversion, the Company may elect to deliver either shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock in satisfaction of the Company’s obligations upon conversion of the Notes. At any time prior to the 26th trading day preceding the maturity date, the Company may irrevocably elect to satisfy in cash the Company’s conversion obligation with respect to the principal amount of the Notes to be converted after the date of such election, with any remaining amount to be satisfied in shares of the Company’s common stock. The election would be in the Company’s sole discretion without the consent of the holders of the Notes. The conversion rate of the Notes may be adjusted upon the occurrence of certain events that would dilute the Company’s outstanding common stock. In addition, holders that convert their Notes in connection with certain fundamental changes, such as a change in control, may be entitled to a make whole premium in the form of an increase in the conversion rate. If the Notes are not converted prior to the maturity date the Company is required to pay the holders of the Notes the principal amount of the Notes in cash upon maturity.

The Company has reserved 2,678,571 shares of common stock for issuance upon conversion of the Notes. Such shares have been registered and the Notes include a registration rights agreement that would require the Company to pay liquidated damages to the holders of the Notes if the Company fails to keep the registration statement effective.

NOTE G - DERIVATIVES

The Company has interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with its variable interest rate borrowings, and a credit default swap with a notional amount of $1 million to manage credit exposure related to certain accounts receivable. The interest rate swap and collar agreements expire in 2010 and the credit default swap expires in 2009. Certain interest rate swap agreements with an aggregate notional amount of $35 million and the credit default swap were not designated as hedges under SFAS 133 and the fair value gains or losses from these swap agreements are recognized in earnings. The effect of recording these interest rate swap agreements at fair value resulted in unrealized gains of $59,000 and $10,000 for the three and six months ended June 30, 2008, respectively, which is included in interest expense. An interest rate swap agreement with a notional amount of $15 million and the interest rate collar agreements were designated as cash flow hedges under SFAS 133. The effective portion of the fair value gains or losses on these agreements is recorded in other comprehensive loss. The effect of recording these agreements at fair value resulted in an unrealized gain of $712,000 (net of taxes of $526,000) for the three months ended June 30, 2008 and an unrealized loss of $77,000 (net of taxes of $58,000) for the six months ended June 30, 2008. No amounts recorded in other comprehensive loss are expected to be reclassified to interest expense in the next twelve months. The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and reasonable estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments at June 30, 2008 was a liability of $857,000, which is included in deferred rent and other long-term liabilities.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE H - STOCK OPTIONS

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2008 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2008	1,808,900	$22.69
Grants	20,000	10.32
Exercises	(1,500)	5.50
Cancellations	(38,000)	27.49
Options outstanding, June 30, 2008	1,789,400	22.46	5.75	$490,000
Options exercisable, June 30, 2008	1,094,090	21.35	5.19	$490,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2008. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2008 and the exercise price.

The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was $8,700. The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised.

The Company recognized stock option expense of $615,000 and $533,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.2 million and $966,000 for the six months ended June 30, 2008 and 2007, respectively. Total unrecognized compensation cost related to unvested stock options at June 30, 2008, before the effect of income taxes, was $6.0 million and is expected to be recognized over a weighted average period of 2.84 years.

The weighted average per share grant date fair value of stock options granted during the six months ended June 30, 2008 was $3.40.

The fair value of the stock options granted during the six months ended June 30, 2008 was estimated at the date of grant using the following weighted average assumptions: Volatility—40.2%, Expected term—6 years, Risk-free interest rate—2.72% and Expected dividend yield—2.42%.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE I - LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Net loss- basic	$(3,183)	$(2,026)	$(9,180)	$(3,309)
Net interest expense, 4.75% Convertible Notes	―	―	―	―
Net loss- diluted	$(3,183)	$(2,026)	$(9,180)	$(3,309)

Weighted average shares outstanding – basic	11,967	13,300	11,966	13,295
Effect of dilutive securities:
Stock options	―	―	―	―
4.75% Convertible Notes	―	―	―	―
Weighted average shares outstanding – diluted	11,967	13,300	11,966	13,295
Basic and diluted loss per common share	$(0.27)	$(0.15)	$(0.77)	$(0.25)

The computation of diluted loss per common share for the three months ended June 30, 2008 and 2007 excludes: (i) options to purchase 1,529,000 shares and 1,784,000 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes and related interest expense. The computation of diluted loss per common share for the six months ended June 30, 2008 and 2007 excludes: (i) options to purchase 1,520,000 shares and 1,593,000 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes and related interest expense. The above shares were excluded due to their antidilutive effect as a result of the losses during the periods.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE J – INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. The Company adopted FIN 48 on January 1, 2007.

The estimated value of the Company’s tax positions at June 30, 2008 is a liability of $154,000 (including interest of $54,000) and consisted of the following (in thousands):

Balance as of January 1, 2008	$1,437
Decrease – tax positions in prior years	(1,283)
Balance as of June 30, 2008	$154

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s income tax provision would be reduced by $154,000. On a quarterly basis the Company evaluates its FIN 48 tax positions and revises its estimates accordingly. During the quarter ended June 30, 2008 the Company reversed $1.3 million of its FIN 48 reserves as a result of the expiration of the statute of limitations on a certain tax year, resulting in an increase in the income tax benefit recorded during the period.

The Company has identified federal, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s federal return are years 2003 through 2006. The periods subject to examination for the Company’s New York return are years 2003 through 2006. The periods subject to examination for the Company’s New Jersey return are years 2001 through 2006.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2008 and 2007.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE K – BUSINESS SEGMENTS

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated factory and outlet stores, and catalog and Internet operations. At June 30, 2008, the Company operated 44 factory stores utilizing the Pfaltzgraff® brand name and 8 outlet stores utilizing the Farberware® brand name. As described in Note M, the Company closed 30 underperforming Farberware® outlet stores and Pfaltzgraff® factory stores during the period from December 2007 to March 2008. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales
Wholesale	$79,856	$77,422	$160,234	$166,594
Direct-to-consumer	12,543	13,949	30,359	28,564
Total net sales	$92,399	$91,371	$190,593	$195,158

Income (loss) from operations
Wholesale	$(1,222)	$3,461	$(877)	$9,013
Direct-to-consumer (1)	(2,943)	(2,957)	(9,468)	(7,060)
Unallocated corporate expenses	(2,780)	(2,254)	(5,384)	(4,255)
Total loss from operations	$(6,945)	$(1,750)	$(15,729)	$(2,302)

Depreciation and amortization
Wholesale	$(2,567)	$(1,943)	$(4,947)	$(3,632)
Direct-to-consumer	(226)	(323)	(449)	(669)
Total depreciation and amortization	$(2,793)	$(2,266)	$(5,396)	$(4,301)

Note:

(1)	Loss from operations for the Direct-to-consumer segment for three and six months ended June 30, 2008 includes restructuring expenses of $107,000 and $3.0 million, respectively. See Note M.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE L - CONTINGENCIES

The Company is a defendant in various lawsuits and from time-to-time, regulatory proceedings which may require the recall of its products, arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In addition to the matters referred to in the foregoing paragraph, on April 10, 2007, a complaint was filed against the Company in the United States District Court for the Eastern District of Pennsylvania (the “Court”), in which the Plaintiff alleged that the Company violated the Fair and Accurate Credit Transaction Act of 2003. The Company reached a settlement with the Plaintiff which has received final approval of the Court. The settlement is not material to the Company’s consolidated financial statements.

NOTE M - OTHER

Dividends

Dividends declared in 2008 are as follows:

Dividend	Date declared	Date of record	Payment date
$0.0625	January 23, 2008	February 8, 2008	February 15, 2008
$0.0625	March 4, 2008	May 2, 2008	May 16, 2008
$0.0625	June 5, 2008	August 1, 2008	August 15, 2008

Stock repurchase plan

The Board of Directors of the Company has authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. Through June 30, 2008 the Company has purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program. There were no purchases during the six months ended June 30, 2008.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE M - OTHER (continued)

Store closings

In December 2007, management of the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. All 30 stores were closed by the end of the first quarter. In connection with the store closings, the Company has incurred certain restructuring related costs for store lease obligations, consulting fees, retention bonuses and severance, and other incremental costs related to the closures. During the three and six months ended June 30, 2008, the Company recognized $107,000 and $3.0 million of such costs, respectively, consisting of the following:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	(in thousands)
Store lease obligations	$	―	$2,300
Consulting fees		―	393
Retention bonuses and severance		―	141
Other related costs		107	153
Total		$107	$2,987

The following is a roll-forward of the amounts included in accrued expenses related to the store closures:

	Balance March 31, 2008		Charges	Payments	Balance June 30, 2008
	(in thousands)
Store lease obligations	$2,300	$	―	$(1,734)	$566
Consulting fees	192		―	(192)	―
Retention bonuses and severance	188		―	(188)	―
Other related costs	49		107	(156)	―
Total	$2,729		$107	$(2,270)	$566

Supplemental cash flow information

	Six Months Ended June 30,
	2008		2007
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,838		$3,157
Cash paid for taxes	3,826		5,347

Non-cash investing activities:
Liabilities assumed in business acquisition	$2,718	$	―
Deferred cash purchase price of business acquisition	5,000		―
Reclassification of property and equipment to building held for sale	―		5,073

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

NOTE M - OTHER (continued)

Comprehensive loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(3,183)	$(2,026)	$(9,180)	$(3,309)
Derivative fair value adjustment, net of taxes	712	―	(77)	―
Total comprehensive loss	$(2,471)	$(2,026)	$(9,257)	$(3,309)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of June 30, 2008 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

August 4 , 2008

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

ABOUT THE COMPANY

The Company is one of North America’s leading resources for nationally branded kitchenware, tabletop and home décor products. The Company’s three major product categories are Food Preparation, Tabletop and Home Décor. The Company markets several product lines within each of these product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company’s competitive advantage is based on strong brands, an emphasis on innovation and new product development and excellent sourcing capabilities. The Company owns or licenses many of the leading brands in its industries including Farberware®, KitchenAid®, Cuisinart®, Pfaltzgraff® and in June 2008 added Mikasa®. Over the last several years, the Company’s sales growth has come from expanding product offerings within the Company’s current categories by developing existing brands, and acquiring new brands and product categories. Key factors in the Company’s growth strategy have been, and will continue to be, the selective use and management of the Company’s strong brands, and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that creates new products, packaging and merchandising concepts.

BUSINESS SEGMENTS

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through 52 Company-operated factory and outlet stores operated utilizing the Pfaltzgraff® and Farberware® names, and its catalog and Internet operations.

In December 2007, the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. All 30 stores were closed by the end of the first quarter. During the three and six months ended June 30, 2008, the Company recognized $107,000 and $3.0 million in pre-tax charges related to these store closings, respectively, consisting primarily of store lease obligations.

INVESTMENT IN MIKASA

On June 6, 2008, the Company acquired the business and certain assets of Mikasa, Inc. (“Mikasa”) from Arc International SA. Mikasa is a leading provider of dinnerware, crystal stemware, barware, flatware and decorative accessories. Mikasa’s products are distributed through department stores, specialty stores and big box chains, as well as through its own Internet website. The purchase price was $20.1 million.

INVESTMENT IN GRUPO VASCONIA S.A.B.

In December 2007, the Company acquired approximately 30% of the capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), (formerly known as, Ekco, S.A.B.), a manufacturer and distributor of aluminum disks, cookware and related items. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol BMV: EKCO. The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income for the three and six months ended June 30, 2008, net of taxes, as equity in earnings of Vasconia in the Company’s statement of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	59.8	56.8	60.3	57.9
Distribution expenses	13.9	12.8	13.7	12.8
Selling, general and administrative expenses	33.8	32.3	32.7	30.5
Restructuring expenses	0.1	―	1.6	―
Loss from operations	(7.6)	(1.9)	(8.3)	(1.2)
Interest expense	(2.3)	(1.7)	(2.2)	(1.6)
Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(9.9)	(3.6)	(10.5)	(2.8)
Income tax benefit	5.5	1.4	5.1	1.1
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	0.8	―	0.5	―
Net loss	(3.6)%	(2.2)%	(4.9)%	(1.7)%

Management’s Discussion and Analysis

THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2007

Net Sales

Net sales for the three months ended June 30, 2008 were $92.4 million, an increase of 1.1% compared to net sales of $91.4 million for the 2007 period.

Net sales for the wholesale segment for the three months ended June 30, 2008 were $79.9 million, an increase of $2.5 million or 3.2% compared to net sales of $77.4 million for the 2007 period. The increase was primarily attributable to net sales from Mikasa which the Company acquired in June 2008.

Net sales for the direct-to-consumer segment for the three months ended June 30, 2008 were $12.5 million compared to $13.9 million for the 2007 period. The decrease was primarily due to the 30 stores the Company closed as part of its previously announced restructuring plan. Excluding net sales related to these closed stores, net sales for the direct-to-consumer segment in 2007 were $11.6 million. The increase over the 2007 period excluding these closed stores is attributable to Internet and catalog sales which benefited from the earlier release in 2008 of the spring and summer catalogs.

Cost of sales

Cost of sales for the three months ended June 30, 2008 were $55.3 million compared to $51.9 million for the 2007 period. Cost of sales as a percentage of net sales was 59.8% for the three months ended June 30, 2008 compared to 56.8% for the 2007 period.

Cost of sales as a percentage of net sales for the wholesale segment was 63.0% for the three months ended June 30, 2008 compared to 60.7% for the 2007 period. The increase in cost of sales as a percentage of net sales was primarily attributable to lower margins associated with the Company’s continued effort to reduce inventory levels.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 40.0% for the three months ended June 30, 2008 from 35.3% for the 2007 period. The increase was primarily due to lower margins as a result of increased promotional activity and higher freight costs.

Distribution expenses

Distribution expenses for the three months ended June 30, 2008 were $12.8 million compared to $11.7 million for the 2007 period. Distribution expenses as a percentage of net sales were 13.9% for the three months ended June 30, 2008 and 12.8% for the 2007 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 12.6% for the three months ended June 30, 2008 compared to 11.8% for the 2007 period. The increase was due primarily to the integration expenses of consolidating the Company’s West Coast distribution facilities into the Company’s new main West Coast distribution center located in Fontana, California and transitional service expenses related to the Mikasa business the Company acquired during the 2008 period, partially offset by improved labor efficiency at the Company’s other distribution centers.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were 21.6% for the three months ended June 30, 2008 compared to 18.7% for the 2007 period. The increased percentage is due to the proportional growth of the Company’s Internet and catalog business which structurally has higher distribution expenses compared to the retail stores. The increase was partially offset by lower inventory levels and improved labor efficiency.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2008 were $31.2 million, an increase of 5.8% over $29.5 million for the 2007 period.

Selling, general and administrative expenses for the three months ended June 30, 2008 for the wholesale segment were $20.7 million, an increase of $2.8 million or 15.6% over the $17.9 million for the 2007 period. As a percentage of net sales, selling, general and administrative expenses were 25.9% for the three months ended June 30, 2008 compared to 23.1% for the 2007 period. The increase was primarily due to transitional service expenses related to the Mikasa business the Company acquired during the 2008 period and to a lesser extent an increase in payroll costs.

Selling, general and administrative expenses for the three months ended June 30, 2008 for the direct-to-consumer segment were $7.7 million compared to $9.3 million for the 2007 period. The decrease was due primarily to expense reduction efforts, particularly the store closings.

Unallocated corporate expenses for the three months ended June 30, 2008 and 2007 were $2.8 million and $2.3 million, respectively. The increase was primarily due to higher professional fees.

Restructuring expenses

During the three months ended June 30, 2008 the Company recorded restructuring expenses of $107,000 consisting of incremental costs related to the store closings.

Interest expense

Interest expense for the three months ended June 30, 2008 was $2.1 million compared to $1.5 million for the 2007 period. The increase in interest expense was primarily attributable to higher borrowings outstanding under the Company’s Credit Facility, partially offset by lower interest rates during the three months ended June 30, 2008 compared to the 2007 period.

Income tax benefit

The income tax benefit for the three months ended June 30, 2008 was $5.1 million compared to $1.3 million for the 2007 period. The Company’s effective income tax rate was 56.8% for the three months ended June 30, 2008 compared to 38.5% for the 2007 period. During the three months ended June 30, 2008 the Company recorded an income tax benefit as a result of a decrease in the Company’s tax reserves due to the expiration of the statute of limitations on a certain tax year. Excluding the benefit of the reversal of the tax reserve, the Company’s effective tax rate would have been 42.5%. The increase in the Company’s effective tax rate in the 2008 period, excluding the benefit of the reversal of the tax reserve, was due primarily to stock option expense that is not deductible for income tax purposes.

SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2007

Net Sales

Net sales for the six months ended June 30, 2008 were $190.6 million, a decrease of 2.4% compared to net sales of $195.2 million for the 2007 period.

Net sales for the wholesale segment for the six months ended June 30, 2008 were $160.2 million, a decrease of $6.4 million or 3.8% compared to net sales of $166.6 million for the 2007 period. Excluding Mikasa net sales of $3.1 million, net sales for the wholesale segment were $157.1 million for the six months ended June 30, 2008, a decrease of $9.5 million or 5.7% compared to the 2007 period. The Company experienced declines in net sales across all major product categories during the six months ended June 30, 2008. Management attributes such declines to the extremely challenging retail sales environment during the six months ended June 30, 2008, as evidenced by significant decreases in same-store sales at a majority of the Company’s customers.

Net sales for the direct-to-consumer segment for the six months ended June 30, 2008 were $30.4 million compared to $28.6 million for the 2007 period. The increase was primarily attributable to increased catalog and Internet sales due to the earlier release in 2008 of the spring and summer catalogs and to a lesser extent going-out-of-business sales at the 30 stores the Company closed.

Cost of sales

Cost of sales for the six months ended June 30, 2008 were $114.9 million compared to $113.0 million for the 2007 period. Cost of sales as a percentage of net sales was 60.3% for the six months ended June 30, 2008 compared to 57.9% for the 2007 period.

Cost of sales as a percentage of net sales for the wholesale segment was 63.1% for the six months ended June 30, 2008 compared to 61.5% for the 2007 period. The increase in cost of sales as a percentage of net sales was primarily attributable to lower margins associated with the Company’s continued effort to reduce inventory levels and higher sales allowances during the six months ended June 30, 2008.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 45.4% for the six months ended June 30, 2008 from 37.1% for the 2007 period. The increase was primarily due to lower margins as a result of increased promotional activity and higher freight costs.

Distribution expenses

Distribution expenses for the six months ended June 30, 2008 were $26.2 million compared to $25.0 million for the 2007 period. Distribution expenses as a percentage of net sales were 13.7% for the six months ended June 30, 2008 and 12.8% for the 2007 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 12.7% for the six months ended June 30, 2008 compared to 11.4% for the 2007 period. The increase was due primarily to the integration expenses of consolidating the Company’s West Coast distribution facilities into the Company’s new main West Coast distribution center located in Fontana, California and transitional service expenses related to the Mikasa business the Company acquired during the 2008 period, and to a lesser extent an increase in freight-out expenses due to fuel surcharges. The increase was partially offset by improved labor efficiency at the Company’s other distribution centers.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 19.1% for the six months ended June 30, 2008 compared to 21.0% for the 2007 period. The decrease was due primarily to reduced third party warehouse costs as a result of planned decreases in inventory levels and improved labor efficiency.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2008 were $62.3 million, an increase of 4.9% over $59.4 million for the 2007 period.

Selling, general and administrative expenses for the six months ended June 30, 2008 for the wholesale segment were $39.7 million, an increase of $3.5 million or 9.7% over the $36.2 million for the 2007 period. As a percentage of net sales, selling, general and administrative expenses were 24.8% for the six months ended June 30, 2008 compared to 21.7% for the 2007 period. The increase was primarily due to transitional service expenses related to the Mikasa business the Company acquired during the 2008 period.

Selling, general and administrative expenses for the six months ended June 30, 2008 for the direct-to-consumer segment were $17.2 million compared to $19.0 million for the 2007 period. The decrease was primarily due to expense reduction efforts, particularly the store closings.

Unallocated corporate expenses for the six months ended June 30, 2008 and 2007 were $5.4 million and $4.3 million, respectively. The increase was primarily due to higher professional fees and stock option expense.

Restructuring expenses

During the six months ended June 30, 2008 the Company recorded restructuring expenses related to the store closings of $3.0 million consisting primarily of store lease obligations and to a lesser extent, consulting fees, retention bonuses and severance, and other incremental costs related to the closures.

Interest expense

Interest expense for the six months ended June 30, 2008 was $4.1 million compared to $3.1 million for the 2007 period. The increase in interest expense was primarily attributable to higher borrowings outstanding under the Company’s Credit Facility, partially offset by lower interest rates during the six months ended June 30, 2008 compared to the 2007 period.

Income tax benefit

The income tax benefit for the six months ended June 30, 2008 was $9.7 million compared to $2.1 million for the 2007 period. The Company’s effective income tax rate was 49.0% for the six months ended June 30, 2008 compared to 38.5% for the 2007 period. During the six months ended June 30, 2008 the Company recorded an income tax benefit as a result of a decrease in the Company’s tax reserves due to the expiration of the statute of limitations on a certain tax year. Excluding the benefit of the reversal of the tax reserve, the Company’s effective tax rate would have been 42.5%. The increase in the Company’s effective tax rate in the 2008 period, excluding the benefit of the reversal of the tax reserve, was due primarily to stock option expense that is not deductible for income tax purposes.

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

At June 30, 2008, the Company had cash and cash equivalents of $1.2 million, compared to $4.2 million at December 31, 2007.

Borrowings under the Company’s Credit Facility increased to $95.8 million at June 30, 2008 which represents an increase of $27.1 million from December 31, 2007. The increase was primarily due to the acquisition of Mikasa, the operating loss during the period, working capital uses and capital expenditures.

Credit facility

The Company has a $150 million secured credit facility, with an accordion feature for an additional $50 million, that expires in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At June 30, 2008, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based on either, (i) an alternate base rate, (ii) the LIBOR rate, or (iii) the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. In April 2008, the Credit Facility was amended to revise certain financial covenants, increase the applicable margin rates and establish a borrowing base calculation.

At June 30, 2008, the Company had $2.8 million of open letters of credit and $95.8 million of borrowings outstanding under its Credit Facility. Interest rates on outstanding borrowings at June 30, 2008 ranged from 3.64% to 5.00%. The availability under the Credit Facility at June 30, 2008 was $19.8 million. The Company has interest rate swap and collar agreements with an aggregate notional amount of $55.2 million at June 30, 2008 and December 31, 2007. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility. The agreements have maturity dates that exceed one year as the Company does not intend to repay an equivalent amount of debt within one year. Accordingly, $55.2 million of debt outstanding under the Credit Facility at June 30, 2008 and December 31, 2007, has been classified as long-term debt.

Convertible Notes

The Company has outstanding $75 million aggregate principal amount of 4.75% Convertible Senior Notes due 2011 (the “Notes”). The Notes are convertible into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15 and July 15 of each year and are unsubordinated except with respect to the Company’s debt to the extent secured by the Company’s assets. The Notes mature on July 15, 2011. The Notes are convertible at the option of the holder anytime prior to the close of business on the business day prior to the maturity date. Upon conversion, the Company may elect to deliver either shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock in satisfaction of the Company’s obligations upon conversion of the Notes. If the Notes are not converted prior to the maturity date the Company is required to pay the holders of the Notes the principal amount of the Notes in cash upon maturity.

Share repurchase program

The Board of Directors of the Company has authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. As of June 30, 2008 the Company had purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program. There were no purchases during the six months ended June 30, 2008.

Dividends

The Company has declared the following dividends in 2008:

Dividend	Date declared	Date of record	Payment date
$0.0625	January 23, 2008	February 8, 2008	February 15, 2008
$0.0625	March 4, 2008	May 2, 2008	May 16, 2008
$0.0625	June 5, 2008	August 1, 2008	August 15, 2008

Operating activities

Cash used by operating activities was $11.2 million for the six months ended June 30, 2008 compared to $19.0 million in the 2007 period. Working capital increased $9.2 million during the 2008 period compared to an increase of $22.2 million during the 2007 period. The balance of cash used in operating activities for the 2008 period was due to the operating loss during the period.

Investing activities

Cash used in investing activities was $17.2 million for the six months ended June 30, 2008 compared to $13.9 million in the 2007 period. The 2008 increase is due primarily to the cash paid at closing of $12.3 million for the acquisition of the business and certain assets of Mikasa. 2007 investing activities included capital expenditures of $11.8 million related to leasehold improvements at the Company’s then new corporate headquarters and amounts paid in connection with the Company’s implementation of its SAP business enterprise system during the second quarter of 2007. The Company’s 2008 planned capital expenditures are estimated at $10 million. These expenditures are expected to be funded from current operations and, if necessary, borrowings under the Company’s Credit Facility.

Financing activities

Cash provided by financing activities was $25.4 million for the six months ended June 30, 2008 compared to $33.9 million for the 2007 period. In 2008, net borrowings under the Company’s Credit Facility were $27.1 million compared to $35.6 million for the 2007 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended June 30, 2008.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2008, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

1.	The following proposals were submitted to a vote of the stockholders of the Company and approved at the Company’s annual meeting of stockholders held on June 5, 2008:

PROPOSAL NO. 1

Election of the following eight directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	For	Withheld
David Dangoor	9,589,126	1,473,185
Michael Jeary	9,560,555	1,530,327
Sheldon Misher	9,565,043	1,521,351
Cherrie Nanninga	9,558,355	1,534,727
Craig Phillips	7,465,757	5,719,923
Ronald Shiftan	7,455,973	5,739,491
Jeffrey Siegel	7,453,590	5,744,257
William Westerfield	9,652,777	1,345,883

PROPOSAL NO. 2

Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company:

For	Against	Abstain
10,708,459	60,479	216,525

2.	The following proposal was submitted to a vote of the stockholders of the Company and not approved at the Company’s annual meeting of stockholders held on June 5, 2008:

PROPOSAL NO. 3

Approval of an amendment to the Company’s 2000 Long-Term Incentive Plan to increase the number of shares of the Company’s common stock available for grant under the plan by 1,000,000 to 3,500,000:

For	Against	Abstain
4,421,174	4,311,100	276,894

Item 6. Exhibits

Exhibit No.
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

99.1	Asset Purchase Agreement among Mikasa Inc., American Commercial Incorporated, Mikasa Licensing Inc., Arc International, SA, TMC Acquisition Inc. and Lifetime Brands, Inc. dated as of June 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 7, 2008
Jeffrey Siegel Chief Executive Officer and President (Principal Executive Officer)

/s/ Laurence Winoker	August 7, 2008
Laurence Winoker Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)