Form 10-Q
period 2008-09-30
LIFETIME BRANDS, INC
filed 2008-11-07
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO________

Commission file number 0-19254

LIFETIME BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2682486
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the registrant’s common stock outstanding as of November 7, 2008 was 11,985,123.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 160	$ 4,172
Accounts receivable, less allowances of $15,193 at 2008 and $16,400 at 2007	85,055	65,030
Inventory	170,633	143,684
Deferred income taxes	8,067	7,925
Prepaid expenses and other current assets	9,407	7,267
Prepaid income taxes	9,061	―
TOTAL CURRENT ASSETS	282,383	228,078

PROPERTY AND EQUIPMENT, net	49,688	54,332
GOODWILL	27,432	27,432
OTHER INTANGIBLES, net	34,645	35,383
INVESTMENT IN GRUPO VASCONIA, S.A.B.	24,357	22,950
OTHER ASSETS	3,122	3,240
TOTAL ASSETS	$421,627	$371,415

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$ 60,700	$ 13,500
Accounts payable	34,735	21,759
Accrued expenses	30,492	31,504
Income taxes payable	―	4,520
TOTAL CURRENT LIABILITIES	125,927	71,283

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	19,369	14,481
DEFERRED INCOME TAX	8,527	8,211
LONG-TERM DEBT	55,200	55,200
CONVERTIBLE NOTES	75,000	75,000

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 11,985,123 in 2008 and 11,964,388 in 2007	120	120
Paid-in capital	115,903	113,995
Retained earnings	21,898	33,250
Accumulated other comprehensive loss	(317)	(125)
TOTAL STOCKHOLDERS’ EQUITY	137,604	147,240
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$421,627	$371,415

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$140,624	$143,470	$331,217	$ 338,628

Cost of sales	86,096	84,534	200,989	197,537
Distribution expenses	14,104	13,068	40,260	38,100
Selling, general and administrative expenses	32,464	32,116	94,750	91,541
Restructuring expenses	4,595	―	7,582	―

Income (loss) from operations	3,365	13,752	(12,364)	11,450

Interest expense	(2,255)	(2,578)	(6,401)	(5,659)
Other expense	―	(121)	―	(121)

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	1,110	11,053	(18,765)	5,670

Income tax benefit (provision)	(2,174)	(4,258)	7,557	(2,184)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	390	―	1,354	―

NET INCOME (LOSS)	$ (674)	$ 6,795	$ (9,854)	$ 3,486

BASIC INCOME (LOSS) PER COMMON SHARE	$ (0.06)	$ 0.52	$ (0.82)	$ 0.26

DILUTED INCOME (LOSS) PER COMMON SHARE	$ (0.06)	$ 0.47	$ (0.82)	$ 0.26

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$ (9,854)	$ 3,486
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	7,953	6,486
Deferred rent	1,612	1,143
Deferred income taxes	―	381
Stock compensation expense	1,898	1,641
Undistributed earnings of Grupo Vasconia, S.A.B.	(1,091)	―
Fixed asset impairment charges	4,274	―
Changes in operating assets and liabilities (excluding the effect of business acquisitions):
Accounts receivable, net	(20,024)	(21,029)
Inventory	(14,636)	(15,511)
Prepaid expenses, other current assets and other assets	(2,016)	(23)
Accounts payable, accrued expenses and other liabilities	15,997	(10,121)
Prepaid income taxes	(9,061)	―
Income tax payable	(4,520)	(4,433)
NET CASH USED IN OPERATING ACTIVITIES	(29,468)	(37,980)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,850)	(15,149)
Business acquisitions	(12,312)	(10,680)
NET CASH USED IN INVESTING ACTIVITIES	(19,162)	(25,829)

FINANCING ACTIVITIES
Proceeds of short-term borrowings, net	47,200	82,000
Proceeds from exercise of stock options	8	232
Excess tax benefits from stock compensation	―	115
Payment of capital lease obligations	(344)	(340)
Cash dividends paid	(2,246)	(2,518)
Repurchases of common stock	―	(15,066)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,618	64,423

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,012)	614
Cash and cash equivalents at beginning of period	4,172	150
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 160	$ 764

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE A - BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products and markets its products under a number of brand names and trademarks, which are either owned or licensed. The Company sells its products wholesale to retailers throughout North America and directly to the consumer through Company-operated factory, outlet and clearance stores, mail order catalogs, and the Internet.

As more fully described in Note C, during the three months ended September 30, 2008, the Company commenced a plan to close all of its factory, clearance and outlet stores.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Revenue recognition

Wholesale sales are recognized when title of merchandise passes and the risks and rewards of ownership have transferred to the customer. Store sales are recognized at the time of sale. Catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.1 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively, and $3.2 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out expenses amounted to $2.2 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively, and $5.6 million and $5.8 million, for the nine months ended September 30, 2008 and 2007, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The components of inventory are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Finished goods	$166,289	$139,042
Work in process	2,148	2,412
Raw materials	2,196	2,230
Total	$170,633	$143,684

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

Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until January 1, 2009. The Company adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2, on January 1, 2008. Fair value measurements included in the Company’s condensed consolidated financial statements relate solely to the Company’s derivatives described in Note H.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The resulting debt discount (equity portion) is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated financial statements.

Reclassifications

Certain amounts in the 2007 period condensed consolidated statement of cash flows were reclassified to conform to the presentation in 2008. These reclassifications had no effect on the Company’s previously reported consolidated financial position or results of operations.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE B – MIKASA ACQUISITION

On June 6, 2008, the Company acquired the business and certain assets of Mikasa, Inc. (“Mikasa”) from Arc International SA (“ARC”). Mikasa is a leading provider of dinnerware, crystal stemware, barware, flatware and decorative accessories. Mikasa’s products are distributed through department stores, specialty stores and big box chains, as well as through the Internet. The preliminary purchase price was $20.7 million, consisting of (i) $12.3 million of cash paid at closing, (ii) $3.3 million of certain liabilities assumed at closing, (iii) $5.0 million of cash to be paid on December 15, 2008, and (iv) acquisition related costs of $127,000. The agreement also requires the Company to pay ARC an amount by which the sum of 5% of the annual net sales of Mikasa products for 2009, 2010 and 2011, exceeds the $5.0 million payment due on December 15, 2008.

The Company accounted for its acquisition of the business and certain assets of Mikasa under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the results of operations of Mikasa have been included in the Company’s condensed consolidated statement of operations from June 6, 2008. The cash purchase price was funded by borrowings under the Company’s Credit Facility. The Mikasa acquisition was not deemed material; accordingly, summary pro forma financial information has not been presented.

A preliminary valuation of the assets acquired from Mikasa indicated an excess of the fair value of the assets acquired from Mikasa over the preliminary purchase price. The Company expects to complete the determination of the fair value of the assets acquired and the related allocation of the purchase price during the quarter ending December 31, 2008. In accordance with SFAS No. 141, since the Company is subject to potential contingent consideration that could result in an addition to the preliminary purchase price, to the extent that the fair value of the assets acquired exceeds the total purchase price, after a reduction to the carrying value of the non current assets acquired, at the end of the contingency period, the Company will recognize the excess value as an extraordinary gain. To the extent that the additional purchase price, if any, at the end of the contingency period exceeds the excess value, the Company will record additional purchase price related to the Mikasa acquisition.

NOTE C - RESTRUCTURING

December 2007 store closings

In December 2007, management of the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. All 30 stores were closed by the end of the first quarter of 2008. In connection with the store closings, the Company incurred certain restructuring related costs for store lease obligations, consulting fees, retention bonuses and severance, and other incremental costs related to the closures. Through September 30, 2008, the Company has recognized $3.0 million of such costs consisting of the following:

Nine Months Ended September 30, 2008
(in thousands)
Store lease obligations	$2,300
Consulting fees	393
Retention bonuses and severance	141
Other related costs	153
Total	$2,987

There were no costs associated with the December 2007 store closings recognized during the three months ended September 30, 2008.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE C - RESTRUCTURING (continued)

December 2007 store closings (continued)

The following is a roll-forward of the amounts included in accrued expenses related to the December 2007 store closures:

	Balance March 31, 2008	Charges	Payments	Balance September 30, 2008
	(in thousands)
Store lease obligations	$2,300	$ ―	$(1,734)	$566
Consulting fees	192	―	(192)	―
Retention bonuses and severance	188	―	(188)	―
Other related costs	49	107	(156)	―
Total	$2,729	$107	$(2,270)	$566

September 2008 restructuring initiative

In September 2008, management of the Company commenced a plan to close all 53 of its remaining Farberware® outlet stores and Pfaltzgraff® factory and clearance stores and its York, PA distribution center. In connection with this restructuring initiative, the Company expects that it will incur restructuring related costs for lease obligations, consulting fees, retention bonuses and severance, and other incremental costs of $14.0 million and non-cash fixed asset impairment charges of $5.6 million.

During the three months ended September 30, 2008, the Company recognized $337,000 of restructuring related costs consisting of the following:

Three Months Ended September 30, 2008
(in thousands)
Retention bonuses and severance	$195
Other related costs	142
Total	$337

At September 30, 2008 the above amounts are included in accrued expenses.

Due to the change in circumstances as a result of the restructuring initiative, the Company reviewed the fixed assets related to the stores and the York, PA distribution center for impairment and determined that the net book value of certain fixed assets would not be recoverable. Accordingly, the Company recorded a non-cash fixed asset impairment charge of $4.3 million during the quarter ended September 30, 2008.

The above restructuring related costs and non-cash fixed asset impairment charge are included within restructuring expenses in the accompanying condensed consolidated statement of operations.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE D - INVESTMENT IN GRUPO VASCONIA, S.A.B.

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

The Company accounts for its investment in Vasconia using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired), net of taxes of $90,000 and $316,000 for the three and nine month periods ended September 30, 2008, respectively, in the accompanying condensed consolidated statement of operations. During the three months ended September 30, 2008 the Company received a cash dividend in the amount of $263,000 from Vasconia.

Summarized income statement information for Vasconia is as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Net sales	$23,911	$85,630
Gross profit	6,712	20,944
Income from operations	2,217	8,212
Net income	1,691	5,843

NOTE E - INTANGIBLE ASSETS

Intangible assets

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	September 30 , 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trade names	$21,443	$ ―	$21,443	$21,443	$ ―	$21,443

Finite-lived intangible assets:
Licenses	15,847	(4,965)	10,882	15,847	(4,490)	11,357
Trade names	2,477	(1,082)	1,395	2,477	(1,020)	1,457
Customer relationships	886	(575)	311	886	(451)	435
Patents	584	(49)	535	584	(23)	561
Designs	460	(381)	79	460	(330)	130

Total	$41,697	$(7,052)	$34,645	$41,697	$(6,314)	$35,383

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE F - BANK CREDIT FACILITY

The Company has a $150 million secured credit facility, with an accordion feature for an additional $50 million, that expires in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At September 30, 2008, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based on either: (i) an alternate base rate, (ii) the LIBOR rate, or (iii) the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. In April 2008, the Credit Facility was amended to: (i) establish a borrowing base calculation to determine availability under the Credit Facility, (ii) increase the applicable margin rates and (iii) revise certain financial covenants. In September 2008, the Credit Facility was further amended to revise, among other things: (i) the borrowing base calculation, (ii) certain financial covenants and (iii) the applicable margin rates.

At September 30, 2008, the Company had $2.2 million of open letters of credit and $115.9 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at September 30, 2008 ranged from 4.44% to 6.41%. The availability under the Credit Facility at September 30, 2008 was $31.9 million. The Company has interest rate swap and collar agreements (see Note H) with an aggregate notional amount of $55.2 million. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility. The agreements have maturity dates that exceed one year from September 30, 2008 as the Company does not intend to repay an equivalent amount of debt within one year. Accordingly, $55.2 million of debt outstanding under the Credit Facility at September 30, 2008 and December 31, 2007, has been classified as long-term debt.

NOTE G - CONVERTIBLE NOTES

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE G - CONVERTIBLE NOTES (continued)

The Company has reserved 2,678,571 shares of common stock for issuance upon conversion of the Notes. Such shares have been registered and the Notes include a registration rights agreement that would require the Company to pay liquidated damages to the holders of the Notes if the Company fails to keep the registration statement effective.

NOTE H - DERIVATIVES

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

Certain interest rate swap agreements with an aggregate notional amount of $35 million and the credit default swap were not designated as hedges under SFAS 133 and the fair value gains or losses from these swap agreements are recognized in earnings. The effect of recording these interest rate swap agreements at fair value resulted in unrealized gains of $58,000 and $67,000 for the three and nine months ended September 30, 2008, respectively, which is included in interest expense.

An interest rate swap agreement with a notional amount of $15 million and the interest rate collar agreements were designated as cash flow hedges under SFAS 133. The effective portion of the fair value gains or losses on these agreements is recorded in other comprehensive loss. The effect of recording these agreements at fair value resulted in an unrealized loss of $114,000 (net of taxes of $84,000) for the three months ended September 30, 2008 and an unrealized loss of $192,000 (net of taxes of $142,000) for the nine months ended September 30, 2008. No amounts recorded in other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and reasonable estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments at September 30, 2008 was a liability of $1.0 million, which is included in deferred rent & other long-term liabilities.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE I - STOCK OPTIONS

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2008 is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2008	1,808,900	$22.69
Grants	20,000	10.32
Exercises	(1,750)	5.50
Cancellations	(41,000)	27.49
Options outstanding, September 30, 2008	1,786,150	22.45	5.74	$918,000
Options exercisable, September 30, 2008	1,106,507	21.37	5.19	$918,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2008. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2008 and the exercise price of the stock option.

The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $9,900. The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised.

The Company recognized stock option expense of $615,000 for each of the three months ended September 30, 2008 and 2007, and $1.8 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively. Total unrecognized compensation cost related to unvested stock options at September 30, 2008, before the effect of income taxes, was $5.4 million and is expected to be recognized over a weighted average period of 2.58 years.

The weighted average per share grant date fair value of stock options granted during the nine months ended September 30, 2008 was $3.40.

The fair value of the stock options granted during the nine months ended September 30, 2008 was estimated at the date of grant using the following weighted average assumptions: Volatility—40.2%, Expected term—6 years, Risk-free interest rate—2.72% and Expected dividend yield—2.42%.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE J – INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Net income (loss)- basic	$ (674)	$ 6,795	$(9,854)	$ 3,486
Net interest expense, 4.75% Convertible Notes	―	654	―	―
Net income (loss)- diluted	$ (674)	$ 7,449	$(9,854)	$ 3,486

Weighted average shares outstanding – basic	11,985	13,002	11,973	13,197
Effect of dilutive securities:
Stock options	―	139	―	147
4.75% Convertible Notes	―	2,679	―	―
Weighted average shares outstanding – diluted	11,985	15,820	11,973	13,344
Basic income (loss)- per common share	$ (0.06)	$ 0.52	$ (0.82)	$ 0.26
Diluted income (loss) – per common share	$ (0.06)	$ 0.47	$ (0.82)	$ 0.26

The computation of diluted income (loss) per common share for the three months ended September 30, 2008 and 2007 excludes: (i) options to purchase 1,786,150 shares and 1,495,500 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes and related interest expense. The computation of diluted income (loss) per common share for the nine months ended September 30, 2008 and 2007 excludes: (i) options to purchase 1,791,650 shares and 1,560,767 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Notes and related interest expense. These shares were excluded due to their antidilutive effect.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE K– INCOME TAXES

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

The estimated value of the Company’s tax positions at September 30, 2008 is a liability of $154,000 (including interest of $54,000) and consisted of the following (in thousands):

Balance as of January 1, 2008	$1,437
Decrease – tax positions in prior years	(1,283)
Balance as of September 30, 2008	$ 154

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

The Company has identified federal, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s federal returns are years 2003 through 2006. The periods subject to examination for the Company’s New York returns are years 2003 through 2006. The periods subject to examination for the Company’s New Jersey returns are years 2001 through 2006.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2008 and 2007.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE L – BUSINESS SEGMENTS

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through Company-operated factory, outlet and clearance stores, and catalog and Internet operations. At September 30, 2008, the Company operated 45 factory and clearance stores utilizing the Pfaltzgraff® brand name and 8 outlet stores utilizing the Farberware® brand name. As described in Note C, the Company had closed 30 underperforming Farberware® outlet stores and Pfaltzgraff® factory stores during the period from December 2007 to March 2008 and during the three months ended September 30, 2008, commenced a plan to close all 53 of its remaining stores. The Company will continue to operate its catalog and Internet businesses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net sales
Wholesale	$ 124,265	$123,174	$ 284,499	$289,768
Direct-to-consumer	16,359	20,296	46,718	48,860
Total net sales	$140,624	$143,470	$ 331,217	$338,628

Income (loss) from operations
Wholesale	$ 12,145	$ 17,657	$ 11,268	$ 26,670
Direct-to-consumer (1)	(6,103)	(1,132)	(15,571)	(8,192)
Unallocated corporate expenses	(2,677)	(2,773)	(8,061)	(7,028)
Total income (loss) from operations	$ 3,365	$ 13,752	$ (12,364)	$ 11,450

Depreciation and amortization
Wholesale	$ (2,325)	$ (1,833)	$ (7,272)	$ (5,465)
Direct-to-consumer	(232)	(352)	(681)	(1,021)
Total depreciation and amortization	$ (2,557)	$ (2,185)	$ (7,953)	$ (6,486)

Note:

(1) Loss from operations for the Direct-to-consumer segment for three and nine months ended September 30, 2008 includes restructuring and impairment expenses of $4.6 million and $7.6 million, respectively. See Note C.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE L – BUSINESS SEGMENTS (continued)

	September 30, 2008	December 31, 2007
Assets	(in thousands)
Wholesale	$389,580	$337,156
Direct-to-consumer	14,759	22,163
Unallocated/ corporate/other	17,288	12,096
Total assets	$421,627	$371,415

NOTE M - CONTINGENCIES

The Company is a defendant in various lawsuits and from time-to-time regulatory proceedings which may require the recall of its products, arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

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

NOTE N - OTHER

Change in accounting principle

During the quarter ended September 30, 2008, the Company changed the date of its annual goodwill impairment assessment from December 31 to October 1. This change was performed to better support the completion of the assessment prior to the Company’s filing requirement for its Annual Report on Form 10-K as an accelerated filer, and in order to better align the timing of this assessment with the Company’s normal process for updating its strategic plan and forecasts. The Company believes that the resulting change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. The goodwill impairment tests performed in fiscal years 2007 and 2006 did not result in any impairment of goodwill. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the financial statements when applied retrospectively. The change is not expected to have any impact on the Company’s impairment test for 2008.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

NOTE N - OTHER (continued)

Dividends

Dividends declared in 2008 are as follows:

Dividend	Date declared	Date of record	Payment date
$0.0625	January 23, 2008	February 8, 2008	February 15, 2008
$0.0625	March 4, 2008	May 2, 2008	May 16, 2008
$0.0625	June 5, 2008	August 1, 2008	August 15, 2008
$0.0625	October 30, 2008	November 14, 2008	November 28, 2008

Stock repurchase plan

The Board of Directors of the Company has authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. Through September 30, 2008 the Company has purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program. There were no purchases during the nine months ended September 30, 2008.

Supplemental cash flow information

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,767	$ 4,275
Cash paid for taxes	5,933	5,776

Non-cash investing activities:
Liabilities assumed in business acquisition	$3,264	$ ―
Deferred cash purchase price of business acquisition	5,000	―
Reclassification of property and equipment to building held for sale	―	5,073
Equipment acquired under capital leases	―	34

Non-cash financing activities:
Director restricted stock grant	$ 150	$ 150

Comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$(674)	$6,795	$ (9,854)	$3,486
Derivative fair value adjustment, net of taxes	(114)	―	(192)	―
Total comprehensive income (loss)	$(788)	$6,795	$(10,046)	$3,486

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

November 4, 2008

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

BUSINESS SEGMENTS

The Company operates in two reportable business segments — wholesale and direct-to-consumer. The wholesale segment is the Company’s primary business that designs, markets and distributes household products to retailers and distributors. The direct-to-consumer segment is comprised of the Company’s business that sells household products directly to the consumer through 53 Company-operated factory, outlet and clearance stores operated utilizing the Pfaltzgraff® and Farberware® names, and its catalog and Internet operations.

December 2007 store closings

During the first quarter of 2008, the Company closed 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. During the nine months ended September 30, 2008, the Company has recognized $3.0 million in pre-tax charges in connection with these store closings. The Company did not recognize any costs associated with these store closings during the three months ended September 30, 2008.

September 2008 restructuring initiative

During the three months ended September 30, 2008, the Company commenced a plan to close all 53 of its remaining stores and its York, PA distribution center. The Company will continue to operate its catalog and Internet businesses. In connection with this restructuring initiative, the Company expects that it will incur restructuring related costs for lease obligations, consulting fees, retention bonuses and severance, and other incremental costs of $14.0 million and non-cash fixed asset impairment charges of $5.6 million. During the three months ended September 30, 2008 the Company has recognized $4.3 million of non-cash impairment charges and $337,000 of restructuring related expenses.

MIKASA ACQUISITION

On June 6, 2008, the Company acquired the business and certain assets of Mikasa, Inc. (“Mikasa”) from Arc International SA. Mikasa is a leading provider of dinnerware, crystal stemware, barware, flatware and decorative accessories. Mikasa’s products are distributed through department stores, specialty stores and big box chains, as well as through the Internet. Net sales from the Mikasa business were $17.0 million and $20.1 million for the three and nine months ended September 30, 2008.

INVESTMENT IN GRUPO VASCONIA S.A.B.

In December 2007, the Company acquired approximately 30% of the capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), (formerly known as, Ekco, S.A.B.), a manufacturer and distributor of aluminum disks, cookware and related items.  Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol BMV: EKCO. The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income for the three and nine months ended September 30, 2008, net of taxes, as equity in earnings of Vasconia in the Company’s statement of operations.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	58.9	60.7	58.3
Distribution expenses	10.0	9.1	12.2	11.3
Selling, general and administrative expenses	23.1	22.4	28.6	27.0
Restructuring expenses	3.3	―	2.3	―
Income (loss) from operations	2.4	9.6	(3.8)	3.4
Interest expense	(1.6)	(1.9)	(1.9)	(1.7)
Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	0.8	7.7	(5.7)	1.7
Income tax benefit (provision)	(1.6)	(3.0)	2.3	(0.6)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	0.3	―	0.4	―
Net income (loss)	(0.5)%	4.7%	(3.0)%	1.1%

Management’s Discussion and Analysis

THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Net Sales

Net sales for the three months ended September 30, 2008 were $140.6 million, a decrease of 2.0% compared to net sales of $143.5 million for the 2007 period.

Net sales for the wholesale segment for the three months ended September 30, 2008 were $124.3 million, an increase of $1.1 million or 0.9% compared to net sales of $123.2 million for the 2007 period. Excluding Mikasa net sales of $17.0 million, net sales for the wholesale segment were $107.3 million for the three months ended September 30, 2008, a decrease of $15.9 million or 12.9% compared to the 2007 period. The decrease is the result of volume declines in most of the Company’s product categories. Management attributes these declines primarily to the economic slowdown’s effect on consumer spending. In addition, reported sales were lower in the 2008 period as Canadian customers are now served through the Company’s alliance with Accent Fairchild Group.

Net sales for the direct-to-consumer segment for the three months ended September 30, 2008 were $16.4 million compared to $20.3 million for the 2007 period. The decrease was due to the 30 stores the Company closed during the first quarter of 2008 and to a lesser extent, lower comparable store sales which management attributes to the economic slowdown’s effect on consumer spending.

Cost of sales

Cost of sales for the three months ended September 30, 2008 were $86.1 million compared to $84.5 million for the 2007 period. Cost of sales as a percentage of net sales was 61.2% for the three months ended September 30, 2008 compared to 58.9% for the 2007 period.

Cost of sales as a percentage of net sales for the wholesale segment was 64.1% for the three months ended September 30, 2008 compared to 62.4% for the 2007 period.  The reduction in gross margin was due primarily to the Company’s continued effort to reduce inventory levels and higher sales allowances.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 39.0% for the three months ended September 30, 2008 from 37.9% for the 2007 period. The increase was primarily due to higher freight costs in the 2008 period.

Distribution expenses

Distribution expenses for the three months ended September 30, 2008 were $14.1 million compared to $13.1 million for the 2007 period. Distribution expenses as a percentage of net sales were 10.0% for the three months ended September 30, 2008 and 9.1% for the 2007 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 9.0% for the three months ended September 30, 2008 compared to 7.8% for the 2007 period. The increase in distribution expenses as a percentage of net sales was due primarily to transitional service expenses related to the Mikasa business the Company acquired in June 2008 and to a lesser extent duplicative expenses related to the consolidation of the Company’s West Coast distribution centers. Excluding the effects of the transitional services and duplicative expenses, distribution expenses as a percentage of net sales for the wholesale segment were 7.9% for the three months ended September 30, 2008. The increase was due to a lower volume of product shipped substantially offset by improved labor efficiency.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were 17.7% for the three months ended September 30, 2008 compared to 16.7% for the 2007 period. The increased percentage is due to a greater proportion of sales from the Company’s Internet and catalog business which structurally has higher distribution expenses as compared to the stores operations. The increase was partially offset by lower inventory levels and improved labor efficiency.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 were $32.5 million, an increase of 1.2% over $32.1 million for the 2007 period.

Selling, general and administrative expenses for the three months ended September 30, 2008 for the wholesale segment were $21.2 million, an increase of $2.2 million or 11.6% over the $19.0 million for the 2007 period. As a percentage of net sales, selling, general and administrative expenses were 17.1% for the three months ended September 30, 2008 compared to 15.4% for the 2007 period. The increase was primarily due to transitional service and employee and selling expenses related to the Mikasa business acquired in June 2008.

Selling, general and administrative expenses for the three months ended September 30, 2008 for the direct-to-consumer segment were $8.6 million compared to $10.3 million for the 2007 period. The decrease was due primarily to operating fewer stores, 30 of which were closed during the first quarter of 2008.

Unallocated corporate expenses for the three months ended September 30, 2008 and 2007 were $2.7 million and $2.8 million, respectively.

Restructuring expenses

During the three months ended September 30, 2008 the Company recorded restructuring expenses of $4.6 million consisting principally of a non-cash fixed asset impairment charge of $4.3 million related to the 2008 restructuring initiative that commenced during the three months ended September 30, 2008.

Interest expense

Interest expense for the three months ended September 30, 2008 was $2.3 million compared to $2.6 million for the 2007 period. The decrease in interest expense was primarily attributable to lower average interest rates during the three months ended September 30, 2008 compared to the 2007 period. The decrease was offset in part by higher average borrowings outstanding under the Company’s Credit Facility during the 2008 period.

Income tax provision

The income tax provision for the three months ended September 30, 2008 was $2.2 million compared to $4.3 million for the 2007 period. The Company’s effective income tax rate was 195.9% for the three months ended September 30, 2008 compared to 38.5% for the 2007 period. The increase in the Company’s effective tax rate in the 2008 period was due primarily to a change in the Company’s expected annual effective tax rate since the Company does not expect to realize a tax benefit for the 2008 restructuring expenses in certain state jurisdictions.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net Sales

Net sales for the nine months ended September 30, 2008 were $331.2 million, a decrease of 2.2% compared to net sales of $338.6 million for the 2007 period.

Net sales for the wholesale segment for the nine months ended September 30, 2008 were $284.5 million, a decrease of $5.3 million or 1.8% compared to net sales of $289.8 million for the 2007 period. Excluding Mikasa net sales of $20.1 million, net sales for the wholesale segment were $264.4 million for the nine months ended September 30, 2008, a decrease of $25.4 million or 8.8% compared to the 2007 period.  The decrease is the result of volume declines in most of the Company’s product categories. Management attributes these declines primarily to the economic slowdown’s effect on consumer spending.

Net sales for the direct-to-consumer segment for the nine months ended September 30, 2008 were $46.7 million compared to $48.9 million for the 2007 period. The decrease was due to the 30 stores the Company closed during the first quarter of 2008.

Cost of sales

Cost of sales for the nine months ended September 30, 2008 were $201.0 million compared to $197.5 million for the 2007 period. Cost of sales as a percentage of net sales was 60.7% for the nine months ended September 30, 2008 compared to 58.3% for the 2007 period.

Cost of sales as a percentage of net sales for the wholesale segment was 63.6% for the nine months ended September 30, 2008 compared to 61.9% for the 2007 period.  The increase in cost of sales as a percentage of net sales was primarily attributable to lower margins associated with the Company’s continued effort during the 2008 period to reduce inventory levels.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 43.3% for the nine months ended September 30, 2008 from 37.4% for the 2007 period. The increase was primarily due to lower margins as a result of increased promotional activity and the going-out-of-business sales at the 30 stores the Company closed during the first quarter of 2008 and to a lesser extent higher freight costs.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2008 were $40.3 million compared to $38.1 million for the 2007 period. Distribution expenses as a percentage of net sales were 12.2% for the nine months ended September 30, 2008 and 11.3% for the 2007 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 11.1% for the nine months ended September 30, 2008 compared to 9.9% for the 2007 period. The increase was due primarily to the integration expenses in the first half of the year of consolidating the Company’s West Coast distribution facilities into the Company’s new main West Coast distribution center located in Fontana, California and transitional service expenses related to the Mikasa business acquired in June 2008. Excluding the effects of the transitional services and duplicative expenses, distribution expenses as a percentage of net sales for the wholesale segment were 9.9% for the nine months ended September 30, 2008.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 18.6% for the nine months ended September 30, 2008 compared to 19.2% for the 2007 period. The decrease was due primarily to reduced third party warehouse costs as a result of planned decreases in inventory levels and improved labor efficiency.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $94.8 million, an increase of 3.6% over $91.5 million for the 2007 period.

Selling, general and administrative expenses for the nine months ended September 30, 2008 for the wholesale segment were $60.9 million, an increase of $5.7 million or 10.3% over the $55.2 million for the 2007 period. As a percentage of net sales, selling, general and administrative expenses were 21.4% for the nine months ended September 30, 2008 compared to 19.0% for the 2007 period. The increase was primarily due to transitional service and employee expenses related to the Mikasa business acquired in June 2008.

Selling, general and administrative expenses for the nine months ended September 30, 2008 for the direct-to-consumer segment were $25.8 million compared to $29.3 million for the 2007 period. The decrease was due primarily to operating fewer stores, 30 of which were closed during the first quarter of 2008.

Unallocated corporate expenses for the nine months ended September 30, 2008 and 2007 were $8.1 million and $7.0 million, respectively. The increase was primarily due to higher professional fees and stock option expense.

Restructuring expenses

During the nine months ended September 30, 2008 the Company recorded restructuring expenses of $7.6 million consisting of a non-cash fixed asset impairment charge of $4.3 million recognized during the third quarter of 2008 and restructuring related expenses of $3.3 million consisting primarily of restructuring related expenses recognized during the first quarter of 2008 in connection with the store closings that began in the fourth quarter of 2007. The restructuring related costs consisted of lease obligations, consulting fees, retention bonuses and severance, and other incremental costs related to the store closures.

Interest expense

Interest expense for the nine months ended September 30, 2008 was $6.4 million compared to $5.7 million for the 2007 period. The increase in interest expense was attributable to higher average borrowings outstanding under the Company’s Credit Facility during the 2008 period. The increase was offset in part by lower average interest rates in the 2008 period.

Income tax benefit (provision)

The income tax benefit for the nine months ended September 30, 2008 was $7.6 million compared to an income tax provision of $2.2 million for the 2007 period. The Company’s effective income tax rate was 40.3% for the nine months ended September 30, 2008 compared to 38.5% for the 2007 period. The increase in the Company’s effective tax rate in the 2008 period was due primarily to a change in the Company’s expected annual effective tax rate since the Company does not expect to realize a tax benefit for the 2008 restructuring expenses in certain state jurisdictions.

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

At September 30, 2008, the Company had cash and cash equivalents of $160,000, compared to $4.2 million at December 31, 2007.

Borrowings under the Company’s Credit Facility increased to $115.9 million at September 30, 2008 which represents an increase of $47.2 million from December 31, 2007. The increase was primarily due to working capital uses, the acquisition of Mikasa, the operating loss during the period and capital expenditures.

Credit facility

The Company has a $150 million secured credit facility, with an accordion feature for an additional $50 million, that expires in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants, including covenants providing limitations on indebtedness, sale of assets and capital expenditures, a maximum leverage ratio and a minimum interest coverage ratio. At September 30, 2008, the Company was in compliance with these covenants. Borrowings under the Credit Facility have different interest rate options that are based on either: (i) an alternate base rate, (ii) the LIBOR rate, or (iii) the lender’s cost of funds rate, plus in each case a margin based on a leverage ratio. In April 2008, the Credit Facility was amended to: (i) establish a borrowing base calculation to determine availability under the Credit Facility, (ii) increase the applicable margin rates and (iii) revise certain financial covenants. In September 2008, the Credit Facility was further amended to revise, among other things: (i) the borrowing base calculation, (ii) certain financial covenants and (iii) the applicable margin rates.

At September 30, 2008, the Company had $2.2 million of open letters of credit and $115.9 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at September 30, 2008 ranged from 4.44% to 6.41%. The availability under the Credit Facility at September 30, 2008 was $31.9 million. The Company has interest rate swap and collar agreements with an aggregate notional amount of $55.2 million. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility. The agreements have maturity dates that exceed one year from September 30, 2008 as the Company does not intend to repay an equivalent amount of debt within one year. Accordingly, $55.2 million of debt outstanding under the Credit Facility at September 30, 2008 and December 31, 2007, has been classified as long-term debt.

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

Share repurchase program

The Board of Directors of the Company has authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. As of September 30, 2008 the Company had purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program. There were no purchases during the nine months ended September 30, 2008.

Dividends

The Company has declared the following dividends in 2008:

Dividend	Date declared	Date of record	Payment date
$0.0625	January 23, 2008	February 8, 2008	February 15, 2008
$0.0625	March 4, 2008	May 2, 2008	May 16, 2008
$0.0625	June 5, 2008	August 1, 2008	August 15, 2008
$0.0625	October 30, 2008	November 14, 2008	November 28, 2008

Operating activities

Cash used by operating activities was $29.5 million for the nine months ended September 30, 2008 compared to $38.0 million in the 2007 period. Working capital increased $34.3 million during the 2008 period compared to an increase of $51.1 million during the 2007 period.

Investing activities

Cash used in investing activities was $19.2 million for the nine months ended September 30, 2008 compared to $25.8 million in the 2007 period. 2008 investing activities include cash paid by the Company of $12.3 million to acquire the business and certain assets of Mikasa and capital expenditures of $6.9 million related primarily to the Company’s new West Coast distribution center located in Fontana, California. 2007 investing activities included capital expenditures of $15.1 million relating primarily to leasehold improvements at the Company’s then new corporate headquarters and amounts paid in connection with the Company’s implementation of its SAP business enterprise system and cash of $10.7 million the Company paid to acquire certain assets from Lenox Group, Inc. and the Pomerantz and Design for Living brands. The Company’s 2008 planned capital expenditures are estimated to be $9 million. These expenditures are expected to be funded from current operations and, if necessary, borrowings under the Company’s Credit Facility.

Financing activities

Cash provided by financing activities was $44.6 million for the nine months ended September 30, 2008 compared to $64.4 million for the 2007 period. In 2008, net borrowings under the Company’s Credit Facility were $47.2 million compared to $82.0 million for the 2007 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended September 30, 2008.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2008, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.
18	Letter re change in accounting principle

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	November 7, 2008
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	November 7, 2008
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)