Form 10-K
period 2008-12-31
LIFETIME BRANDS, INC
filed 2009-03-31
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer”,and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of 9,861,790 shares of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $80,000,000. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and should not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of March 30, 2009 was 11,989,724.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

LIFETIME BRANDS, INC.

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.’s (the “Company’s”) plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings Business and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 1 of Part I and Item 7 of Part II, respectively. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Annual Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in this Annual Report, including the risk factors discussed in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others:

•	Risks associated with indebtedness;

•	Changes in general economic and business conditions which could affect customer payment practices or consumer spending;

•	Customer risks;

•	The Company’s dependence on third-party foreign sources of supply and foreign manufacturing;

•	Changes in demand for the Company’s products and the success of new products;

•	The level of competition in the Company’s industry;

•	Industry trends;

•	Fluctuations in costs of raw materials;

•	Increases in costs relating to manufacturing and transportation of products;

•	Complexities associated with a multi-channel and multi-brand business;

•	The Company’s relationship with key licensors;

•	Encroachments on the Company’s intellectual property;

•	The Company’s relationship with key customers;

•	Product liability claims or product recalls;

•	The timing of delivery of products to customers;

•	Departure of key personnel;

•	Internal development of products by the Company’s customers;

•	Noncompliance with applicable regulations including the Sarbanes-Oxley Act of 2002;

•	Risks associated with the Company’s Internet operations;

•	Future acquisitions and integration of acquired businesses;

•	Technological risks;

•	Network security risks; and

•	The seasonal nature of the Company’s business.

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

PART I

Item 1. Business

OVERVIEW

The Company is one of North America’s leading resources for nationally branded Food Preparation, Tabletop and Home Décor products. The Company markets its products under some of the most well-respected and widely-recognized brand names in the U.S. housewares industry including three of the four most recognized brands of “Kitchen Tool, Cutlery and Gadgets” according to the Home Furnishing News Brand Survey for 2007 - KitchenAid®, Farberware®, and Cuisinart®. The Company primarily targets moderate to premium price points through every major level of trade and generally markets several lines within each of its product categories under more than one brand. At the heart of the Company is a strong culture of innovation and new product development. The Company introduced over 4,600 new or redesigned products in 2008 and expects to introduce approximately 5,000 new or redesigned products in 2009.

The Company’s three main product categories and the products offered within the product categories are as follows:

Food Preparation	Tabletop	Home Décor
Kitchenware	Flatware	Picture Frames
Cutlery & Cutting Boards	Dinnerware	Wall Décor
Pantryware & Spices	Giftware	Non-electric Lighting
Bakeware & Cookware	Glassware	Decorative Accessories
Fondues & Tabletop Entertaining	Tabletop Accessories	Seasonal Decorations
Functional Glassware	Crystal	Lawn & Garden Décor
Serveware
Barware

The Company markets several product lines within each of the Company’s product categories and under each of the Company’s brands. The Company sources a majority of its products from approximately 475 suppliers located primarily in the People’s Republic of China. The Company produces a majority of its sterling silver products at a leased manufacturing facility in San German, Puerto Rico and fills spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

The Company’s top ten brands and their respective product categories are:

Farberware®	Food Preparation and Tabletop
KitchenAid®	Food Preparation
Elements®	Home Décor
Mikasa®	Tabletop and Home Décor
Melannco®	Home Décor
Cuisinart®	Food Preparation and Tabletop
Pfaltzgraff®	Tabletop and Home Décor
Kamenstein®	Food Preparation
Wallace Silversmiths®	Tabletop and Home Décor
International® Silver Company	Tabletop and Home Décor

The Company sells its products to a diverse customer base including mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets and off-price retailers.

BUSINESS SEGMENTS

The Company has two reportable segments; the wholesale segment which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff® and Mikasa® Internet websites and the Company’s Pfaltzgraff® mail-order catalogs. During 2008, the Company also operated retail stores that were included in the direct-to-consumer segment, but the operations of these stores were ceased by December 31, 2008. The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products.

Additional information regarding the Company’s reportable segments is included in Note L of the Notes to the Consolidated Financial Statements.

ACQUISITIONS

Since 1995 the Company has completed the following 14 acquisitions that have expanded the Company’s product offerings, allowed the Company to enter new product categories, and added brands:

Year	Company or assets acquired	Product categories
2008	Mikasa®	Tabletop and Home Décor
2007	Pomerantz®	Food Preparation
	Design for Living®	Food Preparation
	Gorham®	Tabletop
	Grupo Vasconia, S.A.B (formerly, Ekco S.A.B.) (29.99%)	Food Preparation and Tabletop
2006	Syratech	Tabletop and Home Décor
2005	Pfaltzgraff®	Tabletop and Food Preparation
	Salton	Tabletop
2004	Excel Importing Corp.	Food Preparation and Tabletop
2003	:USE®—Tools for Civilization	Bath hardware and accessories
	Gemco®	Food Preparation
2000	M. Kamenstein, Inc.	Food Preparation
1998	Roshco, Inc.	Food Preparation
1995	Hoffritz®	Food Preparation

RECENT ACQUISITION

Mikasa®

In June 2008, the Company acquired the business and certain assets of Mikasa, Inc. (“Mikasa®”) from Arc International SA. Mikasa® is a leading provider of dinnerware, crystal stemware, barware, flatware and decorative accessories. Mikasa® products are distributed through department stores, specialty stores and big box chains, as well as through the Internet.

CUSTOMERS

The Company’s products are sold in North America to a diverse customer base including mass merchants (such as Wal-Mart and Target), specialty stores (such as Bed Bath & Beyond), national chains (such as JC Penney, Kohl’s, and Sears), department stores (such as Macy’s), warehouse clubs (such as Costco, BJ’s Wholesale Club and Sam’s Club), home centers (such as Lowe’s), supermarkets (such as Stop & Shop and Kroger) and off-price retailers (such as TJX and Ross Stores).

The Company also operates Internet and catalog operations that sell the Company’s products directly to the consumer.

During the years ended December 31, 2008, 2007 and 2006, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 20%, 21% and 17% of net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during these periods. For the years ended December 31, 2008, 2007 and 2006, the Company’s ten largest customers accounted for 60%, 62% and 49% of net sales, respectively.

DISTRIBUTION

The Company operates the following distribution centers:

Location	Size (square feet)
Fontana, California	753,000
Robbinsville, New Jersey	700,000
York, Pennsylvania	473,000
Winchendon, Massachusetts	210,000
Medford, Massachusetts	5,590

The Company’s principal East Coast distribution center is the Robbinsville, New Jersey facility and the Company’s principal West Coast distribution center is the Fontana, California facility. In 2008, the Company consolidated two former West Coast distribution centers into the Fontana, California facility. The Company plans to vacate its York, Pennsylvania distribution center during 2009 and transfer the distribution to the Robbinsville, New Jersey facility and Fontana, California facility.

SALES AND MARKETING

The Company’s sales and marketing staff coordinate directly with the retailers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed several promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s sales and marketing efforts are supported from its principal offices and showroom in Garden City, New York as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; and Menomonee Falls, Wisconsin. The Company’s sales and marketing staff at December 31, 2008 consisted of 235 salaried employees. The Company also distributes certain products through independent sales representatives who work on a commission basis.

The Company’s largest retail customers are each serviced by an in-house team that includes representatives from the Company’s sales, marketing, merchandising and product development departments. The Company generally collaborates with its largest retail customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and packaging for their stores.

SOURCES OF SUPPLY

The Company sources its products from approximately 475 suppliers located primarily in the People’s Republic of China. The Company also sources products from suppliers in Hong Kong, the United States, Taiwan, Japan, India, Thailand, Italy, Indonesia, Korea, Vietnam, Germany, Czech Republic, Malaysia, Portugal, Colombia, Poland, Turkey, and Mexico. The Company’s policy is to maintain several months of supply of inventory. Accordingly, the Company orders products substantially in advance of the anticipated time of their sale. While the Company does not have any formal long-term arrangements with any of its suppliers, in certain instances the Company places purchase orders for products several months in advance of receipt of orders from its customers. The Company’s arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders. All purchase orders issued by the Company are cancelable.

MANUFACTURING

The Company produces a majority of its sterling silver products at its leased manufacturing facility in San German, Puerto Rico and fills spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

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

BACKLOG

Backlog is not material to the Company’s business because actual confirmed orders from the Company’s customers are typically not received until close to the required shipment dates.

EMPLOYEES

At December 31, 2008, the Company had a total of 1,168 employees, 156 of whom are located in China. In addition, the Company employed 414 people on a part-time basis, predominately in its distribution centers. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

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

Item 1A. Risk Factors

The Company’s business, operations, and financial condition are subject to various risks. Some of these risks are described below in no particular order. This section does not describe all risks that may be applicable to the Company, the Company’s industry, or the Company’s business, and it is intended only as a summary of certain material risk factors.

Risks associated with indebtedness.

The Company has substantial indebtedness. As of December 31, 2008, the Company’s total indebtedness was $164.3 million, including $89.3 million under its $150 million secured credit facility which expires in April 2011 (the “Credit Facility”) and $75 million of 4.75% Convertible Senior Notes due 2011 (the “Notes”). Borrowings under the Credit Facility are secured by all of the assets of the Company. Under the terms of the Credit Facility, the Company is required to satisfy certain financial covenants. In March 2008 and September 2008, the Company amended the Credit Facility in anticipation of its declining financial performance. At December 31, 2008, the Company was not in compliance with the financial covenants required by its Credit Facility. On each of February 12, 2009 and March 6, 2009, the Company entered into a forbearance agreement and amendment to the Credit Facility. On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility.

Increased financial leverage resulting from borrowings under the Credit Facility or a decline in the Company’s financial performance could have a material adverse effect on the Company, including, but not limited to the following: (i) the Company’s ability to obtain additional financing, working capital, capital expenditures, and general corporate or other purposes could be impaired, or any such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company’s cash flows could be required for debt service and, as a result, might not be available for its operations or other purposes; (iii) any substantial decrease in net operating cash flows could make it difficult for the Company to meet its debt service requirements or force the Company to modify its operations or sell assets; (iv) the Company’s ability to withstand competitive pressures may be decreased; and (v) the Company’s level of indebtedness may make the Company more vulnerable to economic downturns, and reduce its flexibility in responding to changing business, regulatory and economic conditions. The Company’s ability to repay expected borrowings under its Credit Facility and the Notes, and to meet its other debt or contractual obligations (including compliance with applicable financial covenants) will depend upon the Company’s future performance and its cash flows from operations, both of which are subject to prevailing economic conditions and financial, business, and other known and unknown risks and uncertainties, certain of which are beyond the Company’s control.

The Company’s business depends, in part, on factors affecting consumer spending that are out of the Company’s control.

The Company’s business depends on consumer demand for its products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, recession and inflation, incidents and fears relating to national security, terrorism and war, hurricanes, floods and other natural disasters, inclement weather, consumer debt, unemployment rates, interest rates, sales tax rates, fuel and energy prices, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security, generally. Adverse changes in factors affecting discretionary consumer spending such as those that occurred during 2008, has had a significant adverse effect on, and could continue to reduce consumer demand for the Company’s products, change the mix of products the Company sells to a different mix with a lower average gross margin, slow inventory turnover and result in greater markdowns on inventory, thus reducing the Company’s sales and harming its business and operating results.

Customer risks.

During the past several years, various retailers, including some of the Company’s customers, have experienced significant changes and difficulties, including consolidation of ownership, restructurings, bankruptcies and liquidations. Consolidation of retailers or other events that eliminate the Company’s customers could result in fewer stores selling the Company’s products and could increase the Company’s reliance on a smaller group of customers. In addition, if the Company’s retailer customers experience significant problems in the future, including as a result of general weakness in the retail environment, the Company’s sales may be reduced and the risk of extending credit to these retailers may increase. A significant adverse change in a customer relationship or in a customer’s financial position could cause the Company to limit or discontinue business with that customer, require the Company to assume greater credit risk relating to that customer’s receivables or limit the Company’s ability to collect amounts related to previous purchases by that customer. These or other events related to the Company’s significant customers could have an adverse effect on the Company’s business, results of operations or financial condition.

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

The Company is also subject to other risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include import duties and quotas, increases in value added taxes, concerns over anti-dumping, work stoppages, economic uncertainties (including inflation), foreign government regulations, incidents and fears involving security, terrorism and wars, political unrest and other trade restrictions. The Company cannot predict whether any of the countries in which its products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from foreign vendors, including the imposition of additional import restrictions, restrictions on the transfer of funds and/or increased tariffs or quotas, or both, with respect to products for the home could increase the cost or reduce the supply of products available to the Company and adversely affect the Company’s business, financial condition and operating results. Furthermore, some or all of the Company’s foreign vendors’ operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds and/or other trade disruptions. Moreover, since the Company’s vendors are typically small privately-owned businesses, the Company does not have access to its vendors’ financial information to assess its vendors’ liquidity. Accordingly, in light of recent economic events in the U.S. and the resulting impact on foreign economies, particularly in China, the Company is subject to the risk that the Company’s vendors may become bankrupt or shut-down operations prior to fulfilling the Company’s purchase requirements.

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

The Company’s success depends upon its ability to anticipate and respond to changing merchandise trends and customer demands in a timely manner. Consumer preferences cannot be predicted with certainty and may change between selling seasons. The Company must make decisions as to design, development, expansion and production of new and existing product lines. If the Company misjudges either the market for its products, the purchasing patterns of the end consumer, or the appeal of the design, functionality or variety of its product lines, the Company’s sales may decline significantly, and it may be required to mark down certain products to sell the resulting excess inventory through liquidation channels at prices which can be significantly lower than the Company’s normal wholesale prices, each of which would harm its business and operating results.

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

•

developing innovative, high-quality products in designs and styles that appeal to consumers of varying groups, tastes and price level preferences, and in ways that favorably distinguish the Company from its competitors.

In addition, the Company operates its catalog and Internet businesses under highly competitive conditions. The Company has numerous and varied competitors at the national and local levels. Competition is characterized by many factors, including product assortment, advertising, price, quality, service, location, reputation and credit availability. If the Company does not compete effectively with regard to these factors, its results of operations could be materially and adversely affected.

In light of the many competitive challenges facing the Company, the Company may not be able to compete successfully. Increased competition could adversely affect the Company’s sales, operating results and business by forcing the Company to lower its prices or sell fewer units, which could reduce the Company’s profitability.

The Company depends on key vendors for timely and effective sourcing of its products, and the Company is subject to various risks and uncertainties that may affect its vendors’ ability to produce quality merchandise.

The Company sources most of its products from third-party suppliers with which the Company may have in many cases established long-term relationships. The Company’s performance depends on its ability to have its products manufactured to the Company’s designs and specifications in sufficient quantities at competitive prices. The Company has no contractual assurances of continued supply, pricing or access to products, and in general, vendors may discontinue selling to the Company at any time. The Company may not be able to acquire its products in sufficient quantities, with the quality assurance that the Company requires, and on terms acceptable to the Company.

The Company sources its products from approximately 475 suppliers located primarily in the People’s Republic of China. The Company’s three largest suppliers in China provided the Company with approximately 23% of the products it distributed in 2008. This concentration of sourcing is a risk to the Company’s business. Furthermore, because the Company’s product lines cover thousands of products, many products are produced for the Company by only one or two manufacturers. An interruption of supply from any of these manufacturers could also have an adverse impact on the Company’s ability to fill orders on a timely basis.

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

The Company is also subject to certain risks, including risks relating to the availability of raw materials, labor disputes, union organizing activity, inclement weather, natural disasters, and general economic and political conditions that might limit the Company’s vendors’ ability to provide it with quality merchandise on a timely basis. For these or other reasons, one or more of the Company’s vendors might not adhere to the Company’s quality control standards and the Company might not identify the deficiency before products are shipped to its retail customers. The Company’s vendors’ failure to manufacture or ship quality merchandise in a timely and efficient manner could damage its reputation and that of brands offered by the Company and could lead to a loss or reduction in orders by the Company’s retail customers and an increase in product liability claims or litigation.

High costs of raw materials and energy may result in increased operating expenses and adversely affect the Company’s results of operations and cash flow.

Significant variations in the costs and availability of raw materials and energy may negatively affect the Company’s results of operations. The Company’s vendors purchase significant amounts of metals and plastics to manufacture the Company’s products. They also purchase significant amounts of electricity to supply the energy required in their production processes. Rising cost of fuel may also increase transportation costs. The Company’s results of operations have been and could in the future be significantly affected by increases in these costs. Price increases increase the Company’s working capital needs and, accordingly, can adversely affect the Company’s liquidity and cash flow.

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

In addition, the Company sells its products through several different distribution channels (mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets, off-price retailers, catalogs and the Internet) and the Company must manage the selective deployment of branded lines within these channels so as to achieve maximum revenue and profitability. Failure to properly align brands and product lines to the price and prestige levels associated with particular channels of distribution could result in product line failures, damage to the Company’s reputation, and lost sales and profits.

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

The Company’s license agreement with Whirlpool Corporation allows it to design, manufacture and market an extensive range of food preparation products under the KitchenAid® brand name. Whirlpool Corporation may terminate this license for cause if the Company is in default or upon the occurrence of a change of control of the Company. In addition, Whirlpool Corporation may terminate the agreement if, based on certain statistical parameters, a customer survey conducted by it shows that customers are dissatisfied with the products the Company markets under the license. Products marketed under the KitchenAid® name accounted for a substantial portion of the Company’s revenues in 2008. The Company may not be successful in maintaining or renewing the KitchenAid® license, which has significant commercial value to the Company, on terms that are acceptable to the Company or at all. The loss of the KitchenAid® license, or an increase in the royalties the Company pays under such license upon renewal, could have a material adverse affect on the Company’s results of operations.

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

If the Company fails to adequately protect or enforce its intellectual property rights, competitors may produce and market products similar to the Company’s. In addition, the Company may be subject to intellectual property litigation and infringement claims by third-parties.

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

In addition, the Company may be subject to intellectual property litigation and infringement claims, which could cause it to incur significant expenses or prevent the Company from selling its products. A successful claim of trademark, patent or other intellectual property infringement against the Company could adversely affect the Company’s growth and profitability, in some cases materially. Others may claim that the Company’s proprietary or licensed products are infringing their intellectual property rights, and the Company’s products could be determined to infringe those intellectual property rights. The Company may be unaware of intellectual property rights of others that may cover some of its products. If someone claims that the Company’s products infringe their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The Company also may be subject to significant damages or injunctions preventing it from manufacturing, selling or using some aspect of the Company’s products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on the Company’s business and profitability.

The Company has a single customer that accounted for 20% of its net sales in 2008.

During the years ended December 31, 2008, 2007 and 2006, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 20%, 21% and 17% of the Company’s net sales, respectively. Any material reduction of product orders by Wal-Mart Stores, Inc. could have significant adverse effects on the Company’s business and operating results, including the loss of predictability and volume production efficiencies associated with such a large customer. In addition, any pressure by Wal-Mart Stores, Inc. to reduce the price of the Company’s products could result in the reduction of the Company’s operating margin.

If the Company’s products are found to be defective, the Company’s credibility and that of its brands may be harmed, market acceptance of the Company’s products may decrease and the Company may be exposed to liability in excess of its product liability insurance coverage.

The marketing of certain of the Company’s consumer products involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. Any defects in products the Company markets could harm the Company’s credibility, adversely affect its relationship with its customers and decrease market acceptance of the Company’s products and the strength of the brand names under which the Company markets such products. In addition, potential product liability claims may exceed the amount of the Company’s insurance coverage under the terms of the Company’s policies. In the event that the Company is held liable for a product liability claim for which it is not insured, or for damages exceeding the limits of the Company’s insurance coverage, such claim could materially damage the Company’s business and its financial condition.

The Company’s ability to deliver products to its customers in a timely manner and to satisfy its customers’ fulfillment standards is subject to several factors, some of which are beyond the Company’s control.

Retailers place great emphasis on timely delivery of the Company’s products for specific selling seasons and to fulfill consumer demand throughout the year. The Company cannot control all of the various factors that might affect product delivery to retailers. Vendor production delays, difficulties encountered in shipping from overseas as well as customs clearance are on-going risks of the Company’s business. The Company also relies upon third-party carriers for its product shipments from the Company’s warehouse facilities to customers, and it relies on the shipping arrangements the Company’s suppliers have made in the case of products shipped directly to retailers from the supplier. Accordingly, the Company is subject to risks, including labor disputes such as the West Coast port strike of 2002; union organizing activity; inclement weather; natural disasters such as earthquakes, particularly with respect to the Company’s West Coast distribution center; possible acts of terrorism; availability of shipping containers and increased security restrictions, associated with such carriers’ ability to provide delivery services to meet the Company’s shipping needs. Failure to deliver products in a timely and effective manner to retailers could damage the Company’s reputation and brands and result in a loss of customers or reduced orders. In addition, any substantial increase in fuel costs would likely result in increased shipping expenses. Increased transportation costs and any disruption in the Company’s distribution process, especially during the second half of the year, which is the Company’s busiest selling period, could adversely affect the Company’s business and operating results.

The Company’s inability to attract and retain skilled personnel may negatively impact the Company’s success.

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

As a publicly traded company, the Company is subject to significant regulations, including the Sarbanes-Oxley Act of 2002. In connection with the Company’s and the Company’s independent registered public accounting firm’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, neither the Company nor its independent registered public accounting firm identified any deficiencies in the Company’s internal control over financial reporting that constituted a “material weakness” as defined by the Public Company Accounting Oversight Board. The Company cannot assure that it will not find material weaknesses in the future or that the Company’s independent registered public accounting firm will conclude that the Company’s internal control over financial reporting is operating effectively.

The Company experiences business risks as a result of the Company’s Internet business.

The Company competes with Internet businesses that handle similar lines of merchandise. These competitors have certain advantages, including the inapplicability of sales tax. As a result, increased Internet sales by the Company’s competitors could result in increased price competition and decreased margins adversely affecting the Company’s Internet business as well as the Company’s wholesale business. The Company’s Internet operations are subject to numerous risks, including reliance on third-party providers and online security breaches and/or credit card fraud. The Company’s inability to effectively address these risks and any other risks that it faces in connection with its Internet business could adversely affect the profitability of the Company’s Internet business.

The Company may not be able to successfully identify, manage or integrate future acquisitions.

Since 1995 the Company has completed fourteen acquisitions. Although the Company has grown significantly through acquisitions and intends to continue to pursue additional selective acquisitions in the future, the Company may not be able to identify appropriate acquisition candidates or, if it does, it may not be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business effectively and profitably into the Company’s existing operations. Integration of an acquired business could disrupt the Company’s business by diverting management away from day-to-day operations. Furthermore, failure to successfully integrate any acquisition may cause significant operating inefficiencies and could adversely affect the Company’s profitability.

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

The Company relies on several different information technology systems for the operation of its principal business functions, including the Company’s enterprise, warehouse management, inventory and re-ordering and call center systems. In the case of the Company’s inventory forecast and re-ordering system, most of the Company’s orders are received directly through electronic connections with the Company’s largest customers. The failure of any one of these systems could have a material adverse effect on the Company’s business and results of operations.

The Company’s business may be adversely affected if the Company’s network security is compromised.

The Company has made significant efforts to secure its computer network. However, the Company’s computer network could be compromised and confidential information such as customer credit card information could be misappropriated. This could lead to adverse publicity, loss of sales and profits, or cause the Company to incur significant costs to reimburse third-parties for damages which could impact profits. Although, the Company has upgraded its systems and procedures to meet the Payment Card Industry (“PCI”) data security standards, failure by the Company to maintain compliance with the PCI data security requirements or rectify a security issue may result in fines and the imposition of restrictions on the Company’s ability to accept payment cards.

The Company’s quarterly results of operations might fluctuate due to a variety of factors, including ordering patterns of the Company’s customers and the seasonality of the Company’s business.

The Company’s quarterly results have fluctuated in the past and may fluctuate in the future, depending upon a variety of factors, including, but not limited to the ordering patterns and timing of promotions of the Company’s major retail customers, which may differ significantly from period to period or from the Company’s original forecasts. A significant portion of the Company’s revenues and net earnings historically have been realized during the second half of the calendar year, as order volume from the Company’s retail customer base reaches its peak as the Company’s customers increase their inventories for the end of year holiday season. If, for any reason, the Company were to realize significantly lower-than-expected sales during the September through December selling season, the Company’s business and results of operations would be materially adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table describes the principal properties at which the Company operated its business at December 31, 2008:

Location	Description	Size (square feet)	Owned/ Leased
Fontana, California	Principal West Coast warehouse and distribution facility	753,000	Leased
Robbinsville, New Jersey	Principal East Coast warehouse and distribution facility	700,000	Leased
York, Pennsylvania (1)	Warehouse and distribution facility	473,000	Leased
Winchendon, Massachusetts	Warehouse and distribution facility, and spice packing line	210,000	Owned
Garden City, New York	Corporate headquarters/main showroom	114,000	Leased
Medford, Massachusetts	Offices, showroom, warehouse and distribution facility	69,000	Leased
York, Pennsylvania	Offices	60,000	Leased
San German, Puerto Rico	Sterling silver manufacturing facility	55,000	Leased
New York, New York (2)	Showrooms	37,000	Leased
Guangdong, China	Offices	18,000	Leased
Atlanta, Georgia	Showrooms	11,000	Leased
Shanghai, China	Offices	11,000	Leased
Bentonville, Arkansas	Showroom & offices	7,000	Leased

Note:

(1)	The Company plans to vacate this facility in 2009.

(2)	In early 2009, the Company vacated a New York showroom consisting of 26,000 square feet.

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

	2008		2007
	High	Low	High	Low
First quarter	$13.37	$ 8.51	$20.94	$16.41
Second quarter	9.95	6.70	23.43	20.00
Third quarter	10.86	6.94	21.27	17.77
Fourth quarter	10.02	3.00	21.15	11.95

At December 31, 2008, the Company estimates that there were approximately 2,290 beneficial holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which is issued or outstanding.

The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its common stock during 2008 and 2007. In February 2009, in light of current economic conditions, the Company suspended paying a cash dividend on its outstanding common shares. The Company will review this decision as circumstances may warrant.

The following table summarizes the Company’s equity compensation plan as of December 31, 2008:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Equity compensation plan approved by security holders	2,036,650	$20.41	11,031
Equity compensation plan not approved by security holders	―	―	―
Total	2,036,650	$20.41	11,031

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG LIFETIME BRANDS, INC.,

NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX (1)

Date	Lifetime Brands, Inc.	Hemscott Group Index	NASDAQ Market Index
12/31/2003	$100.00	$100.00	$100.00
12/31/2004	95.66	104.52	108.41
12/31/2005	125.96	102.77	110.79
12/31/2006	101.24	127.61	122.16
12/31/2007	81.03	110.73	134.29
12/31/2008	22.88	47.21	79.25

Note:

(1)

The chart assumes $100 was invested on December 31, 2003 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 2008, 2007, 2006, 2005 and 2004. The material in this chart is not soliciting material, is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing. A list of the companies included in the Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

(c)

In 2007, the Board of Directors of the Company authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. As of December 31, 2008, the Company had purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program. There were no purchases during 2008. In March 2009, the Board of Directors of the Company terminated the program.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the selected consolidated balance sheet data as of December 31, 2008 and 2007, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 2005 and 2004, and the selected consolidated balance sheet data at December 31, 2006, 2005 and 2004, have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA (1)	(in thousands, except per share data)

Net sales	$487,935	$493,725	$457,400	$307,897	$189,458

Cost of sales	303,535	288,997	265,749	178,295	111,497
Distribution expenses	57,695	53,493	49,729	34,539	22,830
Selling, general and administrative expenses	131,226	128,527	112,122	69,891	40,282
Goodwill and intangible asset impairment	29,400	―	―	―	―
Restructuring expenses	17,992	1,924	―	―	―
Income (loss) from operations	(51,913)	20,784	29,800	25,172	14,849

Interest expense	(9,142)	(8,397)	(4,576)	(2,489)	(835)
Other income, net	―	3,935	31	73	60

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(61,055)	16,322	25,255	22,756	14,074
Income tax benefit (provision)	10,540	(7,430)	(9,723)	(8,647)	(5,602)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	1,486	―	―	―	―

Net income (loss)	$ (49,029)	$ 8,892	$ 15,532	$ 14,109	$ 8,472

Basic income (loss) per common share	$ (4.09)	$ 0.69	$ 1.18	$ 1.25	$ 0.77
Weighted-average shares outstanding – basic	11,976	12,969	13,171	11,283	10,982

Diluted income (loss) per common share	$ (4.09)	$ 0.68	$ 1.14	$ 1.23	$ 0.75
Weighted-average shares outstanding – diluted	11,976	13,099	14,716	11,506	11,226

Cash dividends per common share	$ 0.25	$ 0.25	$ 0.25	$ 0.25	$ 0.25

	December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA (1)	(in thousands)
Current assets	$232,678	$228,078	$231,633	$155,750	$103,425
Current liabilities	149,981	71,283	89,727	69,907	52,913
Working capital	82,697	156,795	141,906	85,843	50,512
Total assets	341,781	371,415	343,064	222,648	157,217
Short-term borrowings	89,300	13,500	21,500	14,500	19,400
Long-term debt	―	55,200	5,000	5,000	5,000
Convertible notes	75,000	75,000	75,000	―	―
Stockholders’ equity	90,373	147,240	161,611	140,487	92,938

Note:

(1)

The Company acquired the business and certain assets of the following in the respective years noted which affects the comparability of the periods: Excel Importing Corp. in July 2004, Pfaltzgraff® in July 2005, Salton in September 2005, Syratech in April 2006, Pomerantz® and Design for Living® in April 2007, Gorham® in July 2007, 29.99% interest in Grupo Vasconia, S.A.B. in December 2007 and Mikasa® in June 2008.

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

ABOUT THE COMPANY

The Company is one of North America’s leading resources for nationally branded food preparation, tabletop and home décor products. The Company’s three major product categories are Food Preparation, Tabletop and Home Décor. The Company markets several product lines within each of these product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company’s competitive advantage is based on strong brands, an emphasis on innovation and new product development and excellent sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Cuisinart®, Pfaltzgraff® and Mikasa®. Historically, the Company’s sales growth has come from expanding product offerings within the Company’s current categories by developing existing brands, and acquiring new brands and product categories. Key factors in the Company’s growth strategy have been, and will continue to be, the selective use and management of the Company’s strong brands, and the Company’s ability to provide a steady stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that creates new products, packaging and merchandising concepts.

EFFECTS OF THE CURRENT ECONOMIC ENVIRONMENT

The Company’s financial performance in 2008 was negatively affected by unfavorable global economic conditions. Continued or further deteriorating economic conditions would likely have an adverse impact on the Company’s sales volumes, pricing levels and profitability in 2009. As economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. If consumers reduce discretionary spending, purchases of the Company’s products may also decline. A general reduction in consumer discretionary spending due to the recession or uncertainties regarding future economic prospects could continue to have a material adverse effect on the Company’s financial condition and results of operations.

BUSINESS SEGMENTS

The Company operates in two reportable business segments; the wholesale segment which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff® and Mikasa® Internet websites and the Company’s Pfaltzgraff® mail-order catalogs. During 2008, the Company also operated retail stores utilizing the Pfaltzgraff® and Farberware® names that were included in the direct-to-consumer segment. However, the Company ceased operating these retail stores by December 31, 2008.

RESTRUCTURING ACTIVITIES

In 2008, the Company recognized $18.0 million in pre-tax charges in connection with the retail store closings and other restructuring activities consisting of non-cash fixed asset impairment charges, store lease obligations, employee related expenses and other related costs.

GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

The Company recognized a non-cash goodwill impairment charge of $27.4 million and a non-cash impairment charge related to certain intangible assets of $2.0 million at December 31, 2008 in accordance with Statement of Financial Accounting Standard (“SFAS”) No.142, Goodwill and Other Intangible Assets.

MIKASA® ACQUISITION

In June 2008, the Company acquired the business and certain assets of Mikasa, Inc. (“Mikasa®”) from Arc International SA. Mikasa® is a leading provider of dinnerware, crystal stemware, barware, flatware and decorative accessories. Mikasa® products are distributed through department stores, specialty stores and big box chains, as well as through the Internet. Net sales from Mikasa® in 2008 were $35.0 million.

DEBT COVENANTS

At December 31, 2008, the Company was not in compliance with the financial covenants required by the Credit Facility. On each of February 12, 2009 and March 6, 2009, the Company entered into a forbearance agreement and amendment to the Credit Facility whereby the lenders agreed to forbear from taking actions they would otherwise have been permitted to take as a result of the non-compliance. In consideration thereof, the Company agreed to further restrictions on its borrowings and an increase in the applicable margin rates.

On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the “Amendment”). Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modifies the Credit Facility in certain ways including, as follows: (i) changes the maturity date to January 31, 2011, (ii) adds certain asset categories to the borrowing base, (iii) increases the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revises the minimum EBITDA and fixed charge coverage covenants and adds both a minimum net sales and maximum capital expenditures covenant, (v) eliminates the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminates the $50 million accordion feature, (vii) revises the minimum excess availability rates and (viii) places restrictions on dividends and acquisitions.

The Company believes that availability under the Credit Facility will be sufficient to fund the Company’s operations for fiscal 2009. However, if circumstances were to change, the Company may need to refinance the Credit Facility or otherwise amend the terms of the Credit Facility. In addition, the Company would seek to engage in further activities, including efforts to lower its inventory and to reduce expenses. However, there can be no assurance that any such actions would be successful or that the results of any such actions would be adequate.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2008, 2007 and 2006, net sales for the third and fourth quarters accounted for 61%, 61% and 65% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.2	58.5	58.1
Distribution expenses	11.8	10.8	10.9
Selling, general and administrative expenses	26.9	26.0	24.5
Goodwill and intangible asset impairment	6.0	―	―
Restructuring expenses	3.7	0.4	―
Income (loss) from operations	(10.6)	4.3	6.5
Interest expense	(1.9)	(1.7)	(1.0)
Other income, net	―	0.8	―
Income (loss) before income taxes and equity in earnings for Grupo Vasconia, S.A.B.	(12.5)	3.4	5.5
Income tax benefit (provision)	2.2	(1.6)	(2.1)
Equity in earnings for Grupo Vasconia, S.A.B., net of taxes	0.3	―	―
Net income (loss)	(10.0)%	1.8%	3.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2008 COMPARED TO 2007

Net Sales

Net sales for the year were $487.9 million, a decrease of 1.2% over net sales of $493.7 million in 2007.

Net sales for the wholesale segment in 2008 were $403.6 million, a decrease of $13.3 million or 3.2% over net sales of $416.9 million for 2007. Excluding Mikasa® net sales of $32.8 million, net sales for the wholesale segment were $370.8 million for the year ended December 31, 2008, a decrease of $46.1 million or 11.1% compared to the 2007 period. The decrease is the result of volume declines in most of the Company’s product categories. Management attributes these declines primarily to the economic slowdown’s effect on consumer spending.

Net sales for the direct-to-consumer segment in 2008 were $84.3 million compared to $76.8 million for 2007. The increase was primarily due to the going-out-of-business sales at the Company’s retail stores that were all closed by December 31, 2008 and to a lesser extent, an increase in Internet sales as a result of the acquisition of Mikasa®.

Cost of sales

Cost of sales for 2008 was $303.5 million compared to $289.0 million for 2007. Cost of sales as a percentage of net sales was 62.2% for 2008 compared to 58.5% for 2007.

Cost of sales as a percentage of net sales for the wholesale segment was 64.0% for 2008 compared to 62.1% for 2007. The reduction in gross margin was due primarily to the Company’s continued effort to reduce inventory levels.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 53.4% in 2008 from 39.1% in 2007. The increase was due to lower margins as a result of the going-out-of-business sales at the Company’s retail stores.

Distribution expenses

Distribution expenses for 2008 were $57.7 million compared to $53.5 million for 2007. Distribution expenses as a percentage of net sales were 11.8% in 2008 and 10.8% for 2007.

Distribution expenses as a percentage of net sales for the wholesale segment increased to 11.0% in 2008 from 9.5% for 2007. The increase in distribution expenses as a percentage of net sales was due primarily to transitional service expenses related to Mikasa® acquired in June 2008, duplicative expenses related to the consolidation of the Company’s West Coast distribution centers and lower sales volume, partially offset by improved labor efficiency.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were 15.9% for the year ended December 31, 2008 compared to 17.8% for 2007. The decrease was due primarily to reduced third-party warehouse costs as a result of planned decreases in inventory levels, improved labor efficiency and the effects of higher sales volume.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2008 were $131.2 million, an increase of 2.1% over the $128.5 million in 2007.

Selling, general and administrative expenses for 2008 for the wholesale segment were $83.0 million, an increase of $7.8 million or 10.4% over the $75.2 million in 2007. As a percentage of net sales, selling, general and administrative expenses were 20.6% for 2008 compared to 18.0% for 2007. The increase was primarily due to transitional services and an increase in compensation as a result of the Mikasa® acquisition, the full-year effect of depreciation expense on 2007 capital expenditures and higher provisions for doubtful accounts.

Selling, general and administrative expenses for 2008 for the direct-to-consumer segment were $37.3 million compared to $41.2 million for 2007. The decrease was due to operating fewer stores during 2008 compared to 2007.

Unallocated corporate expenses for 2008 and 2007 were $10.9 million and $12.2 million, respectively. Higher expenses in 2007 were primarily due to a charge related to the termination of a licensing agreement in 2007.

Goodwill and intangible asset impairment

In 2008, the Company recorded a non-cash goodwill impairment charge of $27.4 million and a non-cash impairment charge related to certain of its other intangible assets of $2.0 million in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Restructuring expenses

In 2008, in connection with the cessation of its retail store operations and the plans to vacate its distribution facility in York, Pennsylvania, the Company recorded a $3.9 million non-cash fixed asset impairment charge and $14.1 million in restructuring related expenses consisting of lease obligations, consulting fees, employee related expenses, and other incremental costs.

Interest expense

Interest expense for 2008 was $9.1 million compared to $8.4 million for 2007. The increase in interest expense was attributable to higher average borrowings outstanding under the Company’s Credit Facility during 2008. The increase was offset in part by lower average interest rates in 2008.

Other income, net

Other income, net was zero in 2008 and $3.9 million in 2007. In 2007, the Company recognized a gain on the sale of its former corporate headquarters and a gain on a foreign currency forward contract.

Income tax benefit (provision)

The income tax benefit for 2008 was $10.5 million, compared to a provision of $7.4 million for 2007. The Company’s effective income tax rate was 17.3% for 2008 and 45.5% for 2007. The decrease in the effective tax rate in 2008 was due to valuation allowances the Company recorded against certain deferred tax assets.

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

Interest expense

Interest expense for 2007 was $8.4 million compared to $4.6 million for 2006. The increase in interest expense was primarily attributable to an increase in the amount outstanding under the Company’s Credit Facility in 2007 compared to 2006 and interest on the Company’s 4.75% Convertible Senior Notes issued in June 2006. The additional borrowings under the Company’s Credit Facility were in support of capital expenditures, repurchases of the Company’s common stock and business acquisitions. The Company used the proceeds from the 4.75% Convertible Senior Notes to repay outstanding borrowings under the Company’s Credit Facility.

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

Goodwill, other intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

Long-lived assets, including intangible assets deemed to have finite lives are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, whenever events or changes in circumstances indicate that such assets may have been impaired. Impairment indicators include among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Employee stock options

The Company accounts for its stock options in accordance with SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock. Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options.

Income taxes

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken upon the adoption of FIN No. 48 or in subsequent periods. The Company adopted FIN No. 48 on January 1, 2007.

Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequent amendments. SFAS No. 133 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings.

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

At December 31, 2008, the Company had cash and cash equivalents of $3.5 million, compared to $4.2 million at December 31, 2007, working capital was $82.7 million at December 31, 2008 compared to $156.8 million at December 31, 2007 and the current ratio was 1.55 to 1 at December 31, 2008 compared to 3.20 to 1 at December 31, 2007.

Borrowings under the Company’s Credit Facility increased to $89.3 million at December 31, 2008 compared to $68.7 million at December 31, 2007. The increase was primarily due to the acquisition of Mikasa®. The Company believes that its cash and cash equivalents plus internally generated funds and its new credit arrangement will be sufficient to finance its operations for the next twelve months.

Share repurchase program

In 2007, the Board of Directors of the Company authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. As of December 31, 2008, the Company had purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program. There were no purchases during 2008. In March 2009, the Board of Directors of the Company terminated the program.

Credit facility

The Company has a $150 million secured credit facility, which until March 31, 2009, had an accordion feature for an additional $50 million and matures in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility (until March 31, 2009), the Company was required to satisfy certain financial covenants, including maximum leverage and capital expenditures and a minimum interest coverage ratio. Borrowings under the Credit Facility have different interest rate options that are based either on, (i) an alternate base rate, (ii) LIBOR, or (iii) the lender’s cost of funds rate, plus in each case a margin based on the applicable leverage ratio.

In March 2008, the Credit Facility was amended to: (i) establish a borrowing base (comprised of a percentage of each of eligible accounts receivable, inventory and trademarks) calculation to determine availability under the Credit Facility, (ii) increase the applicable margin rates and (iii) revise certain financial covenants. In September 2008, the Credit Facility was further amended to: (i) establish a minimum excess availability amount, (ii) include a minimum fixed charge ratio and a minimum EBITDA covenants, (iii) revised the leverage and interest coverage covenants and (iv) increased the applicable margin rates.

At December 31, 2008, the Company was not in compliance with the financial covenants required by the Credit Facility. On each of February 12, 2009 and March 6, 2009, the Company entered into a forbearance agreement and amendment to the Credit Facility whereby the lenders agreed to forbear from taking actions they would otherwise have been permitted to take as a result of the non-compliance. In consideration thereof, the Company agreed to further restrictions on its borrowings and an increase in the applicable margin rates.  At December 31, 2008, the Company had $2.1 million of open letters of credit and $89.3 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at December 31, 2008 ranged from 2.50% to 7.07%. The Company has interest rate swap and collar agreements with an aggregate notional amount of $55.2 million. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility.

On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the “Amendment”). Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modifies the Credit Facility in certain ways including, as follows: (i) changes the maturity date to January 31, 2011, (ii) adds certain asset categories to the borrowing base, (iii) increases the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revises the minimum EBITDA and fixed charge coverage covenants and adds both a minimum net sales and maximum capital expenditures covenant, (v) eliminates the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminates the $50 million accordion feature, (vii) revises the minimum excess availability amount and (viii) places restrictions on dividends and acquisitions. As of March 31, 2009 (on a pro forma basis after giving effect to the terms of the Amendment), the Company had available liquidity of $29.7 million under the Credit Facility. The Amendment also provides for a lock-box arrangement with the collateral agent. Pursuant to the Amendment, although the Credit Agreement matures on January 31, 2011, Emerging Issues Task Force 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, requires the indebtedness to be classified as a current liability on the consolidated balance sheet as of December 31, 2008.

During 2008 and continuing in 2009, the Company has implemented certain actions in an effort to improve its future financial performance. Such actions include closing its retail outlet stores, consolidating distribution centers and in 2009 paring certain selling, general and administrative expenses.

The Company believes that availability under the Credit Facility will be sufficient to fund the Company’s operations for fiscal 2009. However, if circumstances were to change, the Company may need to refinance the Credit Facility or otherwise amend the terms of the Credit Facility. In addition, the Company would seek to engage in further activities, including efforts to lower its inventory and to reduce expenses. However, there can be no assurance that any such actions would be successful or that the results of any such actions would be adequate.

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

Dividends

The Company has declared and paid the following dividends in 2008:

Dividend	Date declared	Date of record	Payment date
$0.0625	January 23, 2008	February 8, 2008	February 15, 2008
$0.0625	March 4, 2008	May 2, 2008	May 16, 2008
$0.0625	June 5, 2008	August 1, 2008	August 15, 2008
$0.0625	October 30, 2008	November 14, 2008	November 28, 2008

In February 2009, in light of current economic conditions, the Company suspended paying a cash dividend on its outstanding shares of common stock. The Company will review this decision as circumstances may warrant.

Operating activities

Cash provided by operating activities was $6.9 million in 2008 compared to $31.6 million in 2007. The decrease was primarily attributable to the operating loss incurred in 2008 compared to operating income generated in 2007. A reduction in working capital in 2008, most notably from lower inventory levels, partially mitigated the effect of the lower operating performance.

Investing activities

Cash used in investing activities was $24.8 million in 2008 compared to $43.7 million in 2007. 2008 investing activities include cash paid by the Company of $16.3 million to acquire the business and certain assets of Mikasa® and capital expenditures of $8.9 million related primarily to the Company’s new West Coast distribution center located in Fontana, California and the Company’s new office space in Medford, Massachusetts. In 2007, investing activities include cash paid by the Company of $1.9 million to acquire Pomerantz® and Design for Living®, $8.3 million paid to acquire Gorham® and $23.0 million to acquire a 29.99% interest in Grupo Vasconia S.A.B. In 2007, capital expenditures included amounts related to leasehold improvements at the Company’s then new corporate headquarters, costs related to the implementation of the Company’s SAP business enterprise system and costs related to the Company’s new West Coast distribution center in Fontana, California. The Company’s 2009 planned capital expenditures are estimated not to exceed $6.0 million.

Financing activities

Cash provided by financing activities was $17.2 million in 2008 compared to $16.1 million in 2007. In 2008, the Company received net cash proceeds from borrowings under the Credit Facility of $20.6 million. In 2007, of the Company received net cash proceeds from borrowings under the Credit Facility of $42.2 million and used $22.7 million for repurchases of shares of its common stock.

Contractual obligations

As of December 31, 2008, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$129,957	$12,899	$24,035	$24,517	$68,506
Long-term debt	75,000	―	75,000	―	―
Minimum royalty payments	14,357	11,252	1,577	312	1,216
Interest on long-term debt	10,689	3,563	7,126	―	―
Post retirement benefits	3,151	148	296	296	2,411
Capitalized leases	516	258	258	―	―
Total	$233,670	$28,120	$108,292	$25,125	$72,133

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has entered into interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the year ended December 31, 2008.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2008 commencing on page F-1 are incorporated herein by reference.

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2008. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2008
	First quarter(1)	Second quarter	Third quarter(1)	Fourth quarter (1)
	(in thousands, except per share data)
Net sales	$98,194	$92,399	$140,624	$156,718
Gross profit	38,589	37,111	54,528	54,172
Income (loss) from operations	(8,784)	(6,945)	3,365	(39,549)
Net loss	(5,997)	(3,183)	(674)	(39,175)
Basic and diluted loss per common share	$(0.50)	$(0.27)	$(0.06)	$(3.27)

	Year ended December 31, 2007
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$103,787	$91,371	$143,470	$155,097
Gross profit	42,690	39,465	58,936	63,637
Income (loss) from operations	(552)	(1,750)	13,752	9,334
Net income (loss)	(1,283)	(2,026)	6,795	5,406
Basic income (loss) per common share	$(0.10)	$(0.15)	$0.52	$0.44
Diluted income (loss) per common share	$(0.10)	$(0.15)	$0.47	$0.40

Note:

(1)

The Company recognized restructuring expenses of $2.9 million, $4.6 million and $10.5 million in the first, third and fourth quarter of 2008, respectively, and a non-cash goodwill and intangible asset impairment of $29.4 million in the fourth quarter of 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial and accounting officer, respectively) have concluded, based on their evaluation as of December 31, 2008, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited Lifetime Brands Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lifetime Brands Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lifetime Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Lifetime Brands, Inc. and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Melville, New York

March 31, 2009

Item 9B. Other Information

Not applicable

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See list of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits*:

Exhibit

No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)**

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to the Registrant’s Form 8-K dated November 1, 2007)**

4.1

Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% Convertible Senior Notes due 2011 (incorporated by reference to the Registrant’s registration statement No. 333-137575 on Form S-3)**

10.1	License agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)**

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.3	Employment agreement dated October 17, 2005 between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated October 17, 2005)**

10.4	Employment agreement dated May 2, 2006 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated May 2, 2006)**

10.5	Employment agreement dated April 18, 2006 between Lifetime Brands, Inc. and Alan Kanter (incorporated by reference to the Registrant’s Form 8-K dated May 2, 2006)**

10.6

Lease agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 8-K dated May 10, 2006)**

10.7	Amended 2000 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006)**

10.8	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006)**

10.9

Second Amended and Restated Credit Agreement among Lifetime Brands, Inc., Lenders party thereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K dated October 31, 2006)**

10.10

First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2006)**

10.11	Amendment of Employment Agreement dated June 7, 2007 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated June 7, 2007)**

10.12	Employment agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.13

Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2007)**

10.14	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 29, 2007)**

10.15	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 29, 2007)**

10.16	Robert McNally Amendment of Employment Agreement dated July 2, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 28, 2007)**

10.17

Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007***

10.18	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to the Registrant’s Form 8-K dated November 1, 2007)**

10.19

Amendment No. 2 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent and HSBC Bank USA, National Association, as Administrative Agent. (incorporated by reference to the Registrant’s Form 8-K/A dated April 17, 2008)**

10.20	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2008**

10.21

Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007***

10.22	Amendment to the Company’s Second Amended and Restated Credit Agreement, Amendment No. 3, dated September 29, 2008 (incorporated by reference to the Registrant’s Form 8-K dated September 29, 2008)**

10.23

Forbearance Agreement and Amendment No. 4, dated as of February 12, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders. (incorporated by reference to the Registrant’s Form 8-K dated February 12, 2009)**

10.24

Amendment to Forbearance Agreement and Amendment No. 4, dated as of March 6, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders. (incorporated by reference to the Registrant’s Form 8-K dated March 6, 2009)**

10.25

Waiver and Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of March 31, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders.***

14.1	Code of Conduct dated March 25, 2004, as amended on June 7, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 7, 2007)**

18.1

Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to the Registrant’s Form 10-Q dated September, 30 2008)**

21.1	Subsidiaries of the registrant***

23.1	Consent of Ernst & Young LLP***

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

99.1	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), Report of Independent Registered Accounting Firm.***

Notes to exhibits:

*	The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibit.

**	Incorporated by reference.

***	Filed herewith.

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

Signature	Title	Date

/s/ Jeffrey Siegel	Chairman of the Board of Directors,	March 31, 2009
Jeffrey Siegel	Chief Executive Officer, President and Director

/s/ Ronald Shiftan	Vice Chairman of the Board of Directors,	March 31, 2009
Ronald Shiftan	Chief Operating Officer and Director

/s/ Laurence Winoker	Senior Vice President – Finance,	March 31, 2009
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Craig Phillips	Senior Vice-President – Distribution	March 31, 2009
Craig Phillips	and Director

s/ David Dangoor	Director	March 31, 2009
David Dangoor

/s/ Michael Jeary	Director	March 31, 2009
Michael Jeary

/s/ John Koegel	Director	March 31, 2009
John Koegel

/s/ Sheldon Misher	Director	March 31, 2009
Sheldon Misher

/s/ Cherrie Nanninga	Director	March 31, 2009
Cherrie Nanninga

/s/ William Westerfield	Director	March 31, 2009
William Westerfield

Item 15

LIFETIME BRANDS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Lifetime Brands, Inc. are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

The following consolidated financial statement schedule of Lifetime Brands, Inc. required pursuant to Item 15(a) is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	S-1

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 29.99% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $17.8 million at December 31, 2008 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $1.5 million for the year then ended.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Melville, New York

March 31, 2009

LIFETIME BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands-except share data)

	December 31,
ASSETS	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$3,478	$4,172
Accounts receivable, less allowances of $14,651 at 2008 and $16,400 at 2007	67,562	65,030
Inventory	141,612	143,684
Deferred income taxes	―	7,925
Income taxes receivable	11,597	―
Prepaid expenses and other current assets	8,429	7,267
TOTAL CURRENT ASSETS	232,678	228,078

PROPERTY AND EQUIPMENT, net	49,908	54,332
GOODWILL	―	27,432
OTHER INTANGIBLES, net	38,420	35,383
INVESTMENT IN GRUPO VASCONIA, S.A.B.	17,784	22,950
OTHER ASSETS	2,991	3,240
TOTAL ASSETS	$341,781	$371,415
LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Short-term borrowings	$89,300	$13,500
Accounts payable	24,151	21,759
Accrued expenses	35,902	31,504
Deferred income tax liabilities	403	―
Income taxes payable	225	4,520
TOTAL CURRENT LIABILITIES	149,981	71,283

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	23,054	14,481
DEFERRED INCOME TAXES	3,373	8,211
LONG-TERM DEBT	—	55,200
CONVERTIBLE NOTES	75,000	75,000

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 11,989,724 in 2008 and 11,964,388 in 2007	120	120
Paid-in capital	116,869	113,995
Retained earnings (accumulated deficit)	(18,023)	33,250
Accumulated other comprehensive loss	(8,593)	(125)
TOTAL STOCKHOLDERS’ EQUITY	90,373	147,240

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$341,781	$371,415

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands – except per share data)

	Year ended December 31,
	2008	2007	2006
Net sales	$487,935	$493,725	$457,400

Cost of sales	303,535	288,997	265,749
Distribution expenses	57,695	53,493	49,729
Selling, general and administrative expenses	131,226	128,527	112,122
Goodwill and intangible asset impairment	29,400	―	―
Restructuring expenses	17,992	1,924	―

Income (loss) from operations	(51,913)	20,784	29,800

Interest expense	(9,142)	(8,397)	(4,576)
Other income, net	―	3,935	31

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(61,055)	16,322	25,255

Income tax benefit (provision)	10,540	(7,430)	(9,723)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	1,486	―	―

NET INCOME (LOSS)	$(49,029)	$8,892	$15,532

BASIC INCOME (LOSS) PER COMMON SHARE	$(4.09)	$0.69	$1.18

DILUTED INCOME (LOSS) PER COMMON SHARE	$(4.09)	$0.68	$1.14

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Paid-in	Retained earnings (accumulated		Accumulated other comprehensive
	Shares	Amount	capital	deficit)		income (loss)	Total
BALANCE AT DECEMBER 31, 2005	12,922	$129	$101,468	$38,890	$	―	$140,487
Comprehensive income:
Net income				15,532			15,532
Foreign currency translation adjustment						78	78
Total comprehensive income							15,610
Tax benefit on exercise of stock options			725				725
Stock option expense			1,155				1,155
Costs of public offering			(131)				(131)
Exercise of stock options	116	2	1,014	(820)			196
Stock issued for acquisition	240	2	6,819				6,821
Shares issued to directors	5		115				115
Dividends				(3,367)			(3,367)
BALANCE AT DECEMBER 31, 2006	13,283	133	111,165	50,235		78	161,611
Comprehensive income:
Net income				8,892			8,892
Derivative fair value adjustment, net of taxes of $170						(203)	(203)
Total comprehensive income							8,689
Tax benefit on exercise of stock options			161				161
Stock option expense			2,197				2,197
Purchase and retirement of common stock	(1,363)	(14)		(22,658)			(22,672)
Exercise of stock options	32	1	244				245
Stock issued for acquisition	5		133				133
Shares issued to directors	7		95				95
Dividends				(3,219)			(3,219)
BALANCE AT DECEMBER 31, 2007	11,964	120	113,995	33,250		(125)	147,240
Comprehensive loss:
Net loss				(49,029)			(49,029)
Grupo Vasconia, S.A.B. translation adjustment						(6,587)	(6,587)
Derivative fair value adjustment						(1,881)	(1,881)
Total comprehensive loss							(57,497)
Tax benefit on exercise of stock options			7				7
Stock option expense			2,800				2,800
Exercise of stock options	2		10				10
Shares issued to directors	24		57				57
Dividends				(2,244)			(2,244)
BALANCE AT DECEMBER 31, 2008	11,990	$120	$116,869	$(18,023)		$(8,593)	$90,373

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(49,029)	$8,892	$15,532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	1,458	79	81
Depreciation and amortization	10,782	9,659	8,380
Deferred rent	1,999	1,060	440
Deferred income taxes	155	2,771	421
Stock compensation expense	2,857	2,292	1,270
Undistributed earnings of Grupo Vasconia, S.A.B.	(1,132)	―	―
Gain on sale of property	―	(3,760)	―
Goodwill and intangible asset impairment	29,400	―	―
Fixed asset impairment	3,912	1,635	―
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(3,990)	(4,593)	5,336
Inventory	26,154	19,925	(36,410)
Prepaid expenses, other current assets and other assets	(908)	1,220	251
Accounts payable, accrued expenses and other liabilities	1,142	(5,270)	(4,422)
Income taxes receivable	(11,597)	―	―
Income taxes payable	(4,295)	(2,343)	(2,330)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,908	31,567	(11,451)

INVESTING ACTIVITIES
Purchases of property and equipment, net	(8,859)	(19,023)	(21,144)
Business acquisitions	(16,312)	(10,543)	(43,763)
Investment in Grupo Vasconia, S.A.B.	―	(22,950)	―
Net proceeds from sale of property	362	8,832	―
NET CASH USED IN INVESTING ACTIVITIES	(24,809)	(43,684)	(64,907)

FINANCING ACTIVITIES
Proceeds from borrowings, net	20,600	42,200	7,000
Cash dividends paid	(2,995)	(3,303)	(3,332)
Payment of capital lease obligations	(414)	(456)	(387)
Proceeds from the exercise of stock options	10	245	196
Excess tax benefits from stock option expense	6	125	638
Purchases of common stock	―	(22,672)	―
Proceeds from issuance of convertible notes, net	―	―	71,938
Other	―	―	(331)
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,207	16,139	75,722

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(694)	4,022	(636)
Cash and cash equivalents at beginning of year	4,172	150	786
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,478	$4,172	$150

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products and markets its products under a number of brand names and trademarks, which are either owned or licensed. The Company sells its products wholesale to retailers throughout North America and directly to the consumer through the Internet and mail order catalogs. During 2008 the Company also sold its products through Company-operated factory, outlet and clearance stores. However, as more fully described in Note B, the Company ceased operating its retail stores by December 31, 2008.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Lifetime Brands, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

Wholesale sales are recognized when title of merchandise passes and the risks and rewards of ownership have transferred to the customer. Retail store sales were recognized at the time of sale. Catalog and Internet sales are recognized upon receipt by the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $4.4 million, $4.8 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out costs amounted to $8.7 million, $8.4 million and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $1.6 million, $1.6 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Accounts receivable

The Company periodically reviews the collectibility of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the credit-worthiness of each wholesale customer. The Company also establishes allowances for sales returns and customer chargebacks. To evaluate the adequacy of the sales returns and customer chargeback allowances, the Company analyzes currently available information and historical trends. If the financial conditions of the customers were to deteriorate, resulting in an impairment of their ability to make payments, or the Company’s estimate of returns is determined to be inadequate, additional allowances may be required.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

During the years ended December 31, 2008, 2007 and 2006, Wal-Mart Stores, Inc. (including Sam’s Clubs) accounted for 20%, 21% and 17% of net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during the periods. For the years ended December 31, 2008, 2007 and 2006, the Company’s ten largest customers accounted for 60%, 62% and 49% of net sales, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature. The Company estimated that the carrying amounts of borrowings outstanding under its revolving Credit Facility approximate fair value since such borrowings bear interest at variable market rates. The fair value of the Company’s $75 million 4.75% Convertible Senior Notes at December 31, 2008 and 2007 was $39.4 million and $66.1 million, respectively, based on the most recent quoted price of the Company’s 4.75% Convertible Senior Notes at December 31, 2008 and 2007.

Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until January 1, 2009. The Company adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2, on January 1, 2008. Fair value measurements included in the Company’s consolidated financial statements are disclosed in Notes E and H.

Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequent amendments. SFAS No. 133 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill, other intangible assets and long-lived assets

Goodwill, and intangible assets deemed to have indefinite lives, are not amortized but instead are subject to annual impairment assessment in accordance with the provisions of SFAS No.142, Goodwill and Other Intangible Assets.

During 2008, the Company changed the date of its annual goodwill impairment assessment from December 31 to October 1. This change was performed to better support the completion of the assessment prior to the Company’s filing requirement for its Annual Report on Form 10-K as an accelerated filer, and in order to better align the timing of this assessment with the Company’s normal process for updating its strategic plan and forecasts. The Company determined that the change in accounting principle related to the annual testing date is preferable under the circumstances and does not result in adjustments to the financial statements when applied retrospectively.

As more fully described in Note E, at December 31, 2008, the Company has recognized a non-cash goodwill impairment charge and a non-cash impairment charge related to certain indefinite-lived intangible assets in accordance with the provisions of SFAS No.142, Goodwill and Other Intangible Assets.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, whenever events or changes in circumstances indicate that such amounts may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As more fully described in Note B, during 2008, the Company recognized fixed asset impairment charges in connection with its restructuring activities in 2008.

Income taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. In accordance with FIN No. 48, tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock options

The Company accounts for its stock options in accordance with SFAS No. 123(R), Share-Based Payment. SFAS 123(R) requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock. Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options.

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

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate. The resulting debt discount (equity portion) is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP APB 14-1 will be required to be applied to the Company’s 4.75% Convertible Senior Notes and are effective for the Company on January 1, 2009 on a retrospective basis. The Company expects that upon adoption of FSP APB 14-1 on January 1, 2009, interest expense for 2008, 2007 and 2006 will be increased by $2.4 million, $2.2 million and $1.0 million, respectively, and the Company will record an unamortized debt discount of $12.8 million, which will be amortized over a period of five years from the date the Company’s 4.75% Convertible Senior Notes were issued. The Company expects to record additional interest expense of approximately $2.7 million, $2.9 million and $1.6 million in 2009, 2010 and 2011, respectively, due to the adoption of FSP APB 14-1.

Reclassifications

Certain amounts in the 2007 and 2006 consolidated statement of cash flows were reclassified to conform to the presentation in 2008. These reclassifications had no material effect on the Company’s previously reported consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE B — RESTRUCTURING

December 2007 store closings

In December 2007, management of the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. All 30 stores were closed by the end of the first quarter of 2008. In connection with these store closings, the Company incurred restructuring related costs of $3.0 million and $289,000 during the years ended December 31, 2008 and 2007, respectively, consisting of the following:

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(in thousands)

Store lease obligations	$2,300	$	―
Consulting fees	393		289
Employee related expenses	141		―
Other related costs	153		―
Total	$2,987		$289

The following is a roll-forward of the amounts included in accrued expenses related to the December 2007 restructuring initiative (there were no amounts accrued related to this restructuring at December 31, 2007):

	Balance March 31, 2008	Charges		Payments	Balance December 31, 2008
	(in thousands)
Store lease obligations	$2,300	$	―	$(1,734)	$566
Consulting fees	192		―	(192)	―
Employee related expenses	141		―	(141)	―
Other related costs	96		107	(203)	―
Total	$2,729		$107	$(2,270)	$566

Due to the change in circumstances with respect to the stores that were closed, the Company reviewed the related fixed assets of the stores for impairment and determined that the net book value of the fixed assets would not be recoverable. Accordingly, the Company recorded a non-cash fixed asset impairment charge of $1.6 million at December 31, 2007.

September 2008 restructuring initiative

In September 2008, management of the Company commenced a plan to close all 53 of its remaining Pfaltzgraff® factory and clearance stores and Farberware® outlet stores and vacate its York, PA distribution center. In connection with this restructuring initiative, the Company incurred restructuring related costs of $11.1 million during the year ended December 31, 2008 consisting of the following:

Year Ended December 31, 2008
(in thousands)
Store lease obligations	$7,662
Consulting fees	1,766
Employee related expenses	1,354
Other related costs	318
Total	$11,100

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE B — RESTRUCTURING (continued)

September 2008 restructuring initiative (continued)

The following is a roll-forward of the amounts included in accrued expenses related to the September 2008 restructuring initiative:

	Balance September 30, 2008		Charges	Payments	Balance December 31, 2008
	(in thousands)
Store lease obligations	$	―	$7,662	$(84)	$7,578
Consulting fees		―	1,766	(1,412)	354
Employee related expenses		195	1,159	(186)	1,168
Other related costs		142	176	(94)	224
Total		$337	$10,763	$(1,776)	$9,324

Due to the change in circumstances as a result of the September 2008 restructuring initiative, the Company reviewed the fixed assets related to the stores and the York, PA distribution center for impairment and determined that the net book value of certain fixed assets would not be recoverable. Accordingly, the Company recorded a non-cash fixed asset impairment charge of $3.9 million during the year ended December 31, 2008.

The above restructuring related costs and non-cash fixed asset impairment charges are included within restructuring expenses in the accompanying consolidated statement of operations for the years ended December 31, 2008 and 2007.

NOTE C — MIKASA® ACQUISITION

In June 2008, the Company acquired the business and certain assets of Mikasa, Inc. (“Mikasa®”) from Arc International SA (“ARC”). Mikasa® is a leading provider of dinnerware, crystal stemware, barware, flatware and decorative accessories. Mikasa® products are distributed through department stores, specialty stores and big box chains, as well as through the Internet. The preliminary purchase price was $20.7 million, consisting of (i) $17.3 million of cash, (ii) $3.3 million of certain liabilities assumed at closing, and (iii) acquisition related costs of $142,000. The agreement also requires the Company to pay ARC an amount by which the sum of 5% of the annual net sales of Mikasa® products for 2009, 2010 and 2011, exceeds $5.0 million.

The Company accounted for its acquisition of the business and certain assets of Mikasa® under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the results of operations of Mikasa® have been included in the Company’s consolidated statement of operations from the date of acquisition. The purchase price was funded by borrowings under the Company’s Credit Facility. The Mikasa® acquisition was not deemed material; accordingly, summary pro forma financial information has not been presented.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE C — MIKASA® ACQUISITION (continued)

A valuation of the assets acquired from Mikasa® resulted in an excess of the fair value of the assets acquired from Mikasa®, which consisted of inventory, the Mikasa® tradename and tools and molds, over the preliminary purchase price in the amount of $6.2 million. In accordance with SFAS No. 141, as the Company is subject to potential contingent consideration that could result in an addition to the preliminary purchase price, the excess value (negative goodwill) has been recorded as a long-term liability in the accompanying balance sheet pending resolution of the contingencies. To the extent that the fair value of the assets acquired exceeds the total purchase price, after a reduction to the carrying value of the non-current assets acquired, at the end of the contingency period, the Company will recognize the excess value as an extraordinary gain. To the extent that the additional purchase price, if any, at the end of the contingency period exceeds the excess value, the Company will record additional purchase price related to the Mikasa® acquisition.

NOTE D — INVESTMENT IN GRUPO VASCONIA, S.A.B.

In December 2007, the Company acquired approximately 29.99% of the capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), (formerly known as, Ekco, S.A.B.), a manufacturer and distributor of aluminum disks, cookware and related items. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol VASCONI.MX. The Company, based upon a third-party valuation, allocated the purchase price of Vasconia as follows (in thousands):

Investment	$16,036
Goodwill	5,166
Customer relationships (estimated life of 16 years)	1,748
Total	$22,950

The Company accounts for its investment in Vasconia using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired), for the year ended December 31, 2008 in the accompanying consolidated statement of operations and its share of Vasconia’s translation adjustment in the accompanying consolidated statement of Stockholders’ Equity at December 31, 2008. During the year ended December 31, 2008 the Company received a cash dividend in the amount of $263,000 from Vasconia.

Summarized financial statement information for Vasconia as of and for the year ended December 31, 2008 is as follows (in thousands):

Balance sheet
Current assets	$46,320
Non-current assets	22,371
Current liabilities	17,583
Non-current liabilities	3,981

Income statement
Net sales	$110,026
Gross profit	28,212
Income from operations	11,662
Net income	6,270

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE E — GOODWILL AND INTANGIBLE ASSETS

Goodwill was included as an asset in the wholesale segment. There were no additions to goodwill during the year ended December 31, 2008.

The Company initially performed its annual impairment tests for its goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142 as of October 1, 2008, but due primarily to a continued decline in the market value of the Company’s common stock, updated the tests at December 31, 2008. The goodwill test involved the assessment of the fair market value of the Company as a single reporting unit. In connection with these tests, the Company calculated the Company’s implied goodwill and determined the fair value of its indefinite-lived intangible assets at December 31, 2008. The fair value measurements were based on Level 2 observable inputs using a combination of market capitalization, discounted cash flow and market approach. As a result of the goodwill impairment test, due primarily to the significant decline in the market value of its common stock, the Company recorded a non-cash goodwill impairment charge of approximately $26.9 million. The Company also recorded a non-cash indefinite-lived intangible impairment charge of $1.7 million due to the fair value of certain indefinite-lived assets being less than the carrying amount of the assets. These impairment charges are included within goodwill and intangible asset impairment in the accompanying consolidated statement of operations for 2008.

In January 2009, the Company disposed of its USE: business. As a result of the disposal, the Company recognized a non-cash impairment charge related to USE: goodwill of $579,000 and USE: intangible assets of $247,000 at December 31, 2008.

Intangible assets, all of which are included in the wholesale segment, consist of the following (in thousands):

	Year Ended December 31,
	2008				2007
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$25,530	$	―	$25,530	$21,443	$	―	$21,443

Finite-lived intangible assets:
Licenses	15,847		(5,123)	10,724	15,847		(4,490)	11,357
Trade names	2,477		(1,103)	1,374	2,477		(1,020)	1,457
Customer relationships	586		(321)	265	886		(451)	435
Designs	―		―	―	460		(330)	130
Patents	584		(57)	527	584		(23)	561

Total	$45,024		$(6,604)	$38,420	$41,697		$(6,314)	$35,383

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2008 are as follows:

Years
Trade names	30
Licenses	33
Customer relationships	3
Patents	17

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE E — GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31
2009	$779
2010	717
2011	631
2012	591
2013	591

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $978,000, $915,000, and $855,000, respectively.

NOTE F — CREDIT FACILITY

The Company has a $150 million secured credit facility, which until March 31, 2009, had an accordion feature for an additional $50 million and matures in April 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. Under the terms of the Credit Facility (until March 31, 2009), the Company was required to satisfy certain financial covenants, including maximum leverage and capital expenditures and a minimum interest coverage ratio. Borrowings under the Credit Facility have different interest rate options that are based either on, (i) an alternate base rate, (ii) LIBOR, or (iii) the lender’s cost of funds rate, plus in each case a margin based on the applicable leverage ratio.

In March 2008, the Credit Facility was amended to: (i) establish a borrowing base (comprised of a percentage of each of eligible accounts receivable, inventory and trademarks) calculation to determine availability under the Credit Facility, (ii) increase the applicable margin rates and (iii) revised certain financial covenants. In September 2008, the Credit Facility was further amended to: (i) establish a minimum excess availability amount, (ii) include a minimum fixed charge ratio and a minimum EBITDA covenants, (iii) revised the leverage and interest coverage covenants and (iv) increased the applicable margin rates.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE F — CREDIT FACILITY (continued)

At December 31, 2008, the Company was not in compliance with the financial covenants required by the Credit Facility. On each of February 12, 2009 and March 6, 2009, the Company entered into a forbearance agreement and amendment to the Credit Facility whereby the lenders agreed to forbear from taking actions they would otherwise have been permitted to take as a result of the non-compliance. In consideration thereof, the Company agreed to further restrictions on its borrowings and an increase in the applicable margin rates.

On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the “Amendment”). Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modifies the Credit Facility in certain ways including, as follows: (i) changes the maturity date to January 31, 2011, (ii) adds certain asset categories to the borrowing base, (iii) increases the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revises the minimum EBITDA and fixed charge coverage covenants and adds both a minimum net sales and maximum capital expenditures covenant, (v) eliminates the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminates the $50 million accordion feature, (vii) revises the minimum excess availability amount and (viii) places restrictions on dividends and acquisitions.  The Amendment also provides for a lock-box arrangement with the collateral agent. Pursuant to the Amendment, although the Credit Agreement matures on January 31, 2011, Emerging Issues Task Force 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Arrangements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, requires the indebtedness to be classified as a current liability on the consolidated balance sheet as of December 31, 2008.

At December 31, 2008, the Company had $2.1 million of open letters of credit and $89.3 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at December 31, 2008 ranged from 2.50% to 7.07%. The Company has interest rate swap and collar agreements (see Note H) with an aggregate notional amount of $55.2 million. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility.

The Company believes that availability under the Credit Facility will be sufficient to fund the Company’s operations for fiscal 2009. However, if circumstances were to change, the Company may need to refinance the Credit Facility or otherwise amend the terms of the Credit Facility. In addition, the Company would seek to engage in further activities, including efforts to lower its inventory and to reduce expenses. However, there can be no assurance that any such actions would be successful or that the results of any such actions would be adequate.

NOTE G — CONVERTIBLE NOTES

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

As part of the issuance of the Notes, the Company incurred $3.1 million in underwriter’s discounts and other offering expenses. The offering costs are being amortized to interest expense over the term of the Notes. At December 31, 2008 the unamortized balance of these costs is $1.5 million and is included in other assets in the consolidated balance sheet.

As more fully described in Note A, on January 1, 2009, the Company will be required to retrospectively adopt FSP APB 14-1. The Company expects that upon adoption of FSP APB 14-1 on January 1, 2009, interest expense for 2008, 2007 and 2006 will be increased by $2.4 million, $2.2 million and $1.0 million, respectively, and the Company will record an unamortized debt discount of $12.8 million, which will be amortized over a period of five years from the date the Company’s 4.75% Convertible Senior Notes were issued. The Company expects to record additional interest expense of approximately $2.7 million, $2.9 million and $1.6 million in 2009, 2010 and 2011, respectively, due to the adoption of FSP APB 14-1.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE H — DERIVATIVES

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

Certain interest rate swap agreements with an aggregate notional amount of $35 million and the credit default swap were not designated as hedges under SFAS 133 and the fair value gains or losses from these swap agreements are recognized in earnings. The effect of recording these interest rate swap agreements at fair value resulted in an unrealized gain of $148,000 and an unrealized loss of $358,000 for the years ended December 31, 2008 and 2007, respectively, which is included in interest expense.

An interest rate swap agreement with a notional amount of $15 million and the interest rate collar agreements were designated as cash flow hedges under SFAS 133. The effective portion of the fair value gains or losses on these agreements is recorded in other comprehensive loss. The effect of recording these agreements at fair value resulted in an unrealized loss of $1.9 million for the year ended December 31, 2008 and an unrealized loss of $203,000 (net of taxes of $170,000) for the year ended December 31, 2007. No amounts recorded in other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $2.5 million and $731,000 for the years ended December 31, 2008 and 2007, respectively, which is included in deferred rent & other long-term liabilities.

NOTE I — CAPITAL STOCK

Cash dividends

The Company paid regular quarterly cash dividends of $0.0625 per share on its common stock, or a total annual cash dividend of $0.25 per share, in 2008, 2007 and 2006. In February 2009, in light of current economic conditions, the Company suspended paying a cash dividend on its outstanding shares of common stock.

Share repurchase program

In 2007, the Board of Directors of the Company authorized a program to repurchase up to $40.0 million of the Company’s common stock through open market purchases or privately-negotiated transactions. As of December 31, 2008, the Company had purchased in the open market and retired a total of 1,362,505 shares of its common stock for a total cost of $22.7 million under the program. There were no purchases during 2008. In March 2009, the Board of Directors of the Company terminated the program.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is outstanding at December 31, 2008.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE I — CAPITAL STOCK (continued)

Long-term incentive plan

The Company maintains the 2000 Long-Term Incentive Plan (the “Plan”), whereby up to 2,500,000 shares of the Company’s common stock may be subject to outstanding awards granted to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to five years from the date of grant. As of December 31, 2008, there were 11,031 shares available for grant under the Plan. All stock options granted through December 31, 2008 under the Plan have exercise prices equal to the market values of the Company’s stock on the dates of grant.

In 2009, two key executives of the Company voluntarily cancelled their options to purchase 600,000 shares of the Company’s common stock, which had a nominal fair value, in order to increase the shares available for grant under the Plan.

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2008 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2005	875,157	$14.51
Grants	695,500	29.96
Exercises	(146,157)	6.95
Cancellations	(13,600)	28.12

Options outstanding, December 31, 2006	1,410,900	22.78
Grants	516,500	21.65
Exercises	(32,000)	7.64
Cancellations	(86,500)	23.48

Options outstanding, December 31, 2007	1,808,900	22.69
Grants	286,000	7.15
Exercises	(1,750)	5.50
Cancellations	(56,500)	26.67

Options outstanding, December 31, 2008	2,036,650	20.41	6.79	—

Options exercisable, December 31, 2008	1,179,250	21.68	4.65	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on December 31, 2008. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2008 and the exercise price. There were no in-the-money options at December 31, 2008.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE I — CAPITAL STOCK (continued)

Stock options (continued)

The total intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $9,900, $417,000 and $2.7 million, respectively. The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised.

The Company recognized stock option expense of $2.8 million, $2.2 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total unrecognized compensation cost related to unvested stock options at December 31, 2008, before the effect of income taxes, was $5.2 million and is expected to be recognized over a weighted-average period of 2.6 years.

The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate of the Company’s stock options.

The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $5.05, $8.26 and $12.11, respectively.

The fair value for these stock options was estimated at the date of grant using the following weighted-average assumptions:

	2008	2007	2006
Historical volatility	50%	40%	41%
Expected term (years)	4.8	5.2	5.2
Risk-free interest rate	2.41%	4.56%	5.02%
Expected dividend yield	5.20%	1.18%	0.834%

Restricted stock

In 2008, 2007 and 2006, the Company issued 22,586, 7,280 and 5,254 restricted shares, respectively, of the Company’s common stock to its Board of Directors representing payment of a portion of their annual retainer. The total fair value of the restricted shares, based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, was $172,500, $150,000 and $115,000, respectively. The shares granted in 2008 and 2007 cliff vest one year from the date of grant. The shares granted in 2006 vested in quarterly installments over a period of one year.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE J — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(in thousands - except per share amounts)
Net income (loss) - Basic	$(49,029)	$8,892	$15,532
Interest expense 4.75% Convertible Senior Notes, net of tax	―	―	1,312
Net income (loss) – Diluted	$(49,029)	$8,892	$16,844

Weighted- average shares outstanding – Basic	11,976	12,969	13,171
Effect of dilutive securities:
Stock options	―	130	183
4.75% Convertible Senior Notes	―	―	1,362
Weighted- average shares outstanding – Diluted	11,976	13,099	14,716

Basic income (loss) per common share	$(4.09)	$0.69	$1.18
Diluted income (loss) per common share	$(4.09)	$0.68	$1.14

The computations of diluted income (loss) per common share for the years ended December 31, 2008, 2007 and 2006 excludes options to purchase 2,036,650, 1,544,000 and 974,000 shares of the Company’s common stock, respectively, due to their antidilutive effect. The computations of diluted income (loss) per common share for the years ended December 31, 2008 and 2007 also excludes 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Senior Notes and related interest expense, due to its antidilutive effect in those years.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE K — INCOME TAXES

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$(11,478)	$3,891	$7,442
State and local	1,388	768	1,860
Deferred	(450)	2,771	421
Income tax provision (benefit)	$(10,540)	$7,430	$9,723

The Company has the ability to carry back the majority of the current year loss for Federal tax purposes. Accordingly, the Company has recorded a current benefit for these losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset (liability) are as follows:

	December 31,
	2008	2007
Deferred income tax assets:	(in thousands)
Inventory	$1,421	$4,347
Grupo Vasconia, S.A.B. translation adjustment	2,553	―
Deferred rent expense	2,117	1,055
Operating loss carry-forward	1,209	―
Stock options	919	390
Accounts receivable allowances	852	1,603
Accrued bonuses	313	469
Other	6,989	61
Total deferred income tax asset	16,373	7,925

Deferred income tax liability:
Depreciation and amortization	(3,807)	(8,211)
Inventory	(1,303)	―
Other	(409)	―
Total deferred income tax liability	(5,519)	(8,211)

Net deferred income tax asset (liability)	10,854	(286)
Valuation allowance	(14,630)	―
Net deferred income tax liability	$(3,776)	$(286)

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE K — INCOME TAXES (continued)

At December 31, 2008, the Company has a Federal net operating loss carry forward of $1.3 million which will expire in 2029. Additionally, the Company has various state net operating loss carry forwards that will begin to expire in 2014. Since management is uncertain of its ability to utilize its future deferred tax benefits, a full valuation allowance has been established. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has offset its total deferred tax asset with certain deferred tax liabilities that are expected to reverse in the carry forward period. The net deferred tax liability of $3.8 million at December 31, 2008 relates to indefinite-lived intangible assets.

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2008	2007	2006

Provision (benefit) for Federal income taxes at the statutory rate	(35.0)%	35.0%	35.0%
Increases (decreases):
State and local income taxes, net of
Federal income tax benefit	(3.3)	5.6	4.8
Non-deductible stock options	0.5	2.9	―
Valuation allowance	25.0	―	―
Other	(4.5)	2.0	(1.3)
Provision (benefit) for income taxes	(17.3)%	45.5%	38.5%

The estimated value of the Company’s tax positions at December 31, 2008 and 2007 is a liability of $498,000 and $1.4 million, respectively, and consisted of the following (in thousands):

Balance as of January 1, 2007	$1,704
Increases – tax positions in prior years	9
Decreases – tax positions in prior years	(312)
Increases – tax positions in current year	36
Balance as of January 1, 2008	$1,437
Increases – tax positions in prior years	303
Decreases- tax positions in prior years - settled	(128)
Decreases – tax positions in prior years – lapse of statute	(1,114)
Balance as of December 31, 2008	$498

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s FIN 48 liability would be reduced by $498,000, of which $307,000 would impact the Company’s tax provision. On a quarterly basis the Company evaluates its tax positions and revises its estimates accordingly. During the quarter ended June 30, 2008 the Company reversed $1.3 million (including accrued interest) of its FIN 48 liability as a result of the expiration of the statute of limitations on a certain tax year, resulting in an increase in the income tax benefit recorded during the period. The Company believes that $342,000 of its tax positions will reverse within the next twelve months.

The Company has identified Federal, California, Massachusetts, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s Federal returns are years 2006 and 2007. The periods subject to examination for the Company’s California, Massachusetts, New York and New Jersey returns are years 2005, 2006 and 2007.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE K — INCOME TAXES (continued)

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the years ended December 31, 2008 and 2007.

NOTE L — BUSINESS SEGMENTS

Segment information

The Company operates in two reportable business segments; the wholesale segment which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff® and Mikasa® Internet websites and the Company’s Pfaltzgraff® mail-order catalogs. As described in Note B, the Company ceased operating its Pfaltzgraff® factory and clearance stores and Farberware® outlet stores by December 31, 2008. The operations of these retails stores were included in the direct-to-consumer segment during 2008.

The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products.

Management evaluates the performance of the wholesale and direct-to-consumer segments based on net sales and income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses. Assets in each segment consist of assets used in its operations, acquired intangible assets and goodwill. Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net sales:
Wholesale	$403,591	$416,890	$374,081
Direct-to-consumer	84,344	76,835	83,319
Total net sales	$487,935	$493,725	$457,400

Income (loss) from operations:
Wholesale (1)	$(11,979)	$42,968	$46,824
Direct-to-consumer (2)	(28,998)	(10,010)	(8,129)
Unallocated corporate expenses	(10,936)	(12,174)	(8,895)
Total income (loss) from operations	$(51,913)	$20,784	$29,800

Depreciation and amortization:
Wholesale	$(9,975)	$(8,178)	$(7,078)
Direct-to-consumer	(807)	(1,481)	(1,302)
Total depreciation and amortization	$(10,782)	$(9,659)	$(8,380)

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE L — BUSINESS SEGMENTS (continued)

Segment information (continued)

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Assets:
Wholesale	$321,284	$337,156	$310,260
Direct-to-consumer	5,422	22,163	24,136
Unallocated/ corporate/ other	15,075	12,096	8,668
Total assets	$341,781	$371,415	$343,064

Capital expenditures:
Wholesale	$(8,538)	$(17,412)	$(17,719)
Direct-to-consumer	(321)	(1,611)	(3,425)
Total capital expenditures	$(8,859)	$(19,023)	$(21,144)

Notes:

(1)	In 2008, loss from operations for the wholesale segment includes non-cash goodwill and intangible asset impairment charges totaling $29.4 million. See Note E.

(2)

In 2008 and 2007, loss from operations for the direct-to-consumer segment includes $18.0 million and $1.9 million of restructuring and non-cash fixed asset impairment charges, respectively. See Note B.

Product category information – net sales

The following table sets forth the net sales by the major product categories included within the Company’s wholesale operating segment:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Food Preparation	$232,264	$247,336	$239,200
Tabletop	111,770	97,995	88,466
Home Décor	57,650	68,856	44,040
Other	1,907	2,703	2,375
Total	$403,591	$416,890	$374,081

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE M — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has lease agreements for its corporate headquarters, distribution centers, direct-to-consumer offices, showrooms and sales offices that expire through 2022. These leases generally provide for, among other things, annual base rent escalations, and additional rent for real estate taxes and other costs.

In January 2008, the Company entered into a 12-year lease agreement for 69,000 square feet of office, showroom and warehouse space located in Medford, Massachusetts. The lease includes a renewal option for two additional five-year periods. The location serves as the headquarters for the Syratech business operations. Annual rent is $991,000 and will increase over the initial term of the lease to $1.3 million. The new office space replaced 118,000 square feet of office space that the Company leased in the Boston, Massachusetts area.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31

2009	$12,899
2010	12,047
2011	11,988
2012	12,208
2013	12,309
Thereafter	68,506
Total	$129,957

The forgoing lease obligations at December 31, 2008 exclude the leases related to the Company’s retail stores, all of which were closed by December 31, 2008.

During the year ended December 31, 2006, the Company had an agreement with Meyer Corporation whereby Meyer Corporation occupied 30% of the space in each of the Company’s Farberware® outlet stores and was responsible for merchandising and stocking Farberware® cookware products in these stores. Pursuant to the agreement Meyer Corporation received all revenue from the sale of the Farberware® cookware in the Company’s Farberware® outlet stores and in turn reimbursed the Company for 30% of the operating expenses of the stores, including rent. The agreement was terminated in June 2006. During the year ended December 31, 2006, Meyer Corporation reimbursed the Company $2.0 million.

Rental and related expenses under operating leases were $23.0 million, $18.3 million and $16.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The amounts for 2006 are prior to the Meyer reimbursement described above.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE M — COMMITMENTS AND CONTINGENCIES (continued)

Capital leases

The Company has entered into various capital lease arrangements for the leasing of equipment that is primarily utilized in its distribution centers. These leases expire through 2011 and the future minimum lease payments due under the leases are as follows (in thousands):

Year ending December 31
2009	$258
2010	166
2011	92
Total minimum lease payments	516
Less: amounts representing interest	(47)
Present value of minimum lease payments	$469

The current and non-current portions of the Company’s capital lease obligations at December 31, 2008 of $230,000 and $239,000, respectively, and at December 31, 2007 of $369,000 and $457,000, respectively, are included in accrued expenses, and deferred rent & other long-term liabilities, respectively.

Royalties

The Company has license agreements that require payments of royalties on sales of licensed products, which expire through 2023. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31
2009	$11,252
2010	1,419
2011	158
2012	162
2013	150
Thereafter	1,216
Total	$14,357

Legal proceedings

The Company is a defendant in various lawsuits and from time-to-time regulatory proceedings which may require the recall of its products, arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In October 2007, Syratech Corporation (“Syratech”) commenced an action against the Company and the Company’s wholly-owned subsidiary, Syratech Acquisition Corporation, in New York State Supreme Court, New York County, asserting a single cause of action for breach of contract. Syratech alleges that the Company breached the parties’ asset purchase agreement by failing to file and make effective a registration statement for shares of the Company’s common stock issued to Syratech for its assets. The complaint alleges damages of approximately $2.1 million. The Company denies that it is liable to Syratech under the claim set forward in the complaint, and intends to vigorously defend this action. No trial date has been set. A mediation session is scheduled for April 15, 2009.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE M — COMMITMENTS AND CONTINGENCIES (continued)

Legal proceedings (continued)

In March 2008, the Environmental Protection Agency (“EPA”) announced that the San German Ground Water Contamination site in Puerto Rico was added to the Superfund National Priorities List due to contamination present in the local drinking water supply. Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace”), a wholly-owned subsidiary of the Company, received a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act regarding the San German Ground Water Contamination Superfund Site, San German, Puerto Rico dated May 29, 2008 from the EPA. The EPA requested that Wallace provide information regarding Wallace’s occupation of the facility located in San German, Puerto Rico and contamination of the ground water supply. By letter dated June 18, 2008, the Company responded to the EPA’s Request for Information on behalf of Wallace. The Company has engaged environmental consultants to investigate the environmental condition of the property and preliminary discussions with the EPA have been initiated. At this time, it is not possible for the Company to evaluate the outcome.

NOTE N — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to a maximum of 15% of their respective salaries. During 2008, 2007 and 2006, the Company matched 50% of employee contributions up to 4% of an employee’s eligible compensation. Effective January 1, 2009 the Company suspended its matching contribution as an expense savings measure. The Company made matching contributions to the 401(k) plan of $777,000, $778,000 and $809,000 in 2008, 2007 and 2006, respectively.

Retirement benefit obligations

As part of the acquisition of the business and certain assets of Syratech in April 2006, the Company assumed certain obligations for retirement benefits to be payable to certain former executives of Syratech. The obligations under these agreements are unfunded. At December 31, 2008 and 2007, the total unfunded retirement benefit obligation was $3.2 million and $3.0 million, respectively, and is included in accrued expenses, and deferred rent & other long-term liabilities. During the years ended December 31, 2008 and 2007, the Company paid retirement benefits related to these obligations of $148,000. The Company expects to pay a total of $148,000 in retirement benefits related to these obligations during the year ending December 31, 2009.

NOTE O — OTHER

Inventory

The components of inventory are as follows:

	December 31,
	2008	2007
	(in thousands)
Finished goods	$137,378	$139,042
Work in process	2,197	2,412
Raw materials	2,037	2,230
Total	$141,612	$143,684

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE O — OTHER (continued)

Property and equipment

Property and equipment consist of:

	December 31,
	2008	2007
	(in thousands)
Machinery, furniture and equipment	$63,868	$63,223
Leasehold improvements	24,469	24,878
Building and improvements	1,708	1,708
Construction in progress	1,301	176
Land	115	115
	91,461	90,100
Less: accumulated depreciation and amortization	(41,553)	(35,768)
Total	$49,908	$54,332

Depreciation and amortization expense on property and equipment for the years ended December 31, 2008, 2007 and 2006 was $9.8 million, $8.7 million and $7.5 million, respectively.

Included in machinery, furniture and equipment and accumulated depreciation at December 31, 2008 are $2.1 million and $1.6 million, respectively, related to assets recorded under capital leases. Included in machinery, furniture and equipment and accumulated depreciation at December 31, 2007 are $2.1 million and $1.2 million, respectively, related to assets recorded under capital leases.

As more fully described in Note B, the Company recorded non-cash impairment charges in connection with its restructuring activities of $3.9 million and $1.6 million in 2008 and 2007, respectively.

Accrued expenses

Accrued expenses consist of:

	December 31,
	2008	2007
	(in thousands)
Restructuring costs	$9,890	$	―
Vendor invoices	6,066		6,572
Customer allowances and rebates	5,956		3,339
Compensation	1,924		6,615
Interest	2,272		2,062
Freight	2,245		992
Royalties	2,021		2,387
Commissions	1,218		686
Contract settlement	―		1,612
Dividends payable	―		748
Other	4,310		6,491
Total	$35,902		$31,504

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE O — OTHER (continued)

Deferred rent & other long-term liabilities

Deferred rent & other long-term liabilities consist of:

	December 31,
	2008	2007
	(in thousands)
Deferred rent liability	$11,135	$10,442
Mikasa® negative goodwill	6,215	―
Retirement benefit obligations	3,003	2,851
Derivative liability	2,462	731
Long-term portion of capital lease obligations	239	457
Total	$23,054	$14,481

Supplemental cash flow information

	Year Ended December 31,
	2008	2007		2006
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,635		$6,167		$2,500
Cash paid for taxes	6,138		6,392		10,994

Non-cash investing activities:
Grupo Vasconia, S.A.B. translation adjustment	$(6,587)	$	―	$	―
Liabilities assumed in business acquisition	3,264		―		―
Common stock issued in connection with business acquisition	―		133		6,821
Equipment acquired under capital lease obligations	―		34		521
Capitalized tenant improvement allowances	―		7,039		―

LIFETIME BRANDS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
Description	Balance at beginning of period	Additions charged to costs and expenses		Deductions (describe)		Balance at end of period

Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful
accounts	$395	$1,614		$156	(a)	$1,853
Reserve for sales
returns and allowances	16,005	23,160	(c)	26,367	(b)	12,798
	$16,400	$24,774		$26,523		$14,651

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful
accounts	$395	$(79)		$(79)	(a)	$395
Reserve for sales
returns and allowances	11,702	19,970	(c)	15,667	(b)	16,005
	$12,097	$19,891		$15,588		$16,400

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful
accounts	$195	$(81)		$(281)	(a)	$395
Reserve for sales
returns and allowances	7,718	18,996	(c)	15,012	(b)	11,702
	$7,913	$18,915		$14,731		$12,097

(a) Uncollectible accounts written off, net of recoveries.

(b) Allowances granted.

(c) Charged to net sales.

S-1