Form 10-Q
period 2009-03-31
LIFETIME BRANDS, INC
filed 2009-05-11
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 OR

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of May 11, 2009 was 11,989,724.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)	(as adjusted see Note F)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,048	$3,478
Accounts receivable, less allowances of $14,897 at 2009 and $14,651 at 2008	59,877	67,562
Inventory	131,942	141,612
Income taxes receivable	11,597	11,597
Prepaid expenses and other current assets	6,831	8,429
TOTAL CURRENT ASSETS	212,295	232,678

PROPERTY AND EQUIPMENT, net	48,199	49,908
INTANGIBLES, net	38,202	38,420
INVESTMENT IN GRUPO VASCONIA, S.A.B.	17,443	17,784
OTHER ASSETS	2,880	2,991
TOTAL ASSETS	$319,019	$341,781

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$79,700	$89,300
Accounts payable	23,054	24,151
Accrued expenses	29,451	35,902
Deferred income tax liabilities	403	403
Income taxes payable	133	225
TOTAL CURRENT LIABILITIES	132,741	149,981

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	22,969	23,054
DEFERRED INCOME TAXES	3,539	3,373
CONVERTIBLE NOTES (see Note F)	68,508	67,864

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 11,989,724 in 2009 and 2008	120	120
Paid-in capital	127,954	127,497
Accumulated deficit	(27,475)	(21,515)
Accumulated other comprehensive loss	(9,337)	(8,593)
TOTAL STOCKHOLDERS’ EQUITY	91,262	97,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,019	$341,781

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
		(as adjusted see Note F)

Net sales	$90,214	$98,194

Cost of sales	58,148	59,605
Distribution expenses	11,048	13,390
Selling, general and administrative expenses	23,567	31,103
Restructuring expenses	824	2,880

Loss from operations	(3,373)	(8,784)

Interest expense (see Note F)	(2,873)	(2,681)

Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(6,246)	(11,465)

Income tax benefit (provision) (see Note J)	(135)	4,851
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	422	257

NET LOSS	$(5,959)	$(6,357)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.50)	$(0.53)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(as adjusted see Note F)
OPERATING ACTIVITIES
Net loss	$(5,959)	$(6,357)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,678	2,630
Amortization of debt discount	644	588
Deferred rent	78	1,040
Deferred income taxes	60	(228)
Stock compensation expense	459	640
Undistributed earnings of Grupo Vasconia, S.A.B.	(422)	(257)
Changes in operating assets and liabilities:
Accounts receivable, net	7,685	13,521
Inventory	9,670	6,827
Prepaid expenses, other current assets and other assets	1,638	1,753
Accounts payable, accrued expenses and other liabilities	(7,528)	(17,145)
Prepaid income taxes	―	(3,791)
Income taxes payable	(92)	(4,520)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,911	(5,299)

INVESTING ACTIVITIES
Purchases of property and equipment, net	(679)	(2,683)
NET CASH USED IN INVESTING ACTIVITIES	(679)	(2,683)

FINANCING ACTIVITIES
Proceeds (repayments) of borrowings, net	(9,600)	5,200
Proceeds from exercise of stock options	―	8
Payment of capital lease obligations	(62)	(116)
Cash dividends paid	―	(749)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,662)	4,343

DECREASE IN CASH AND CASH EQUIVALENTS	(1,430)	(3,639)
Cash and cash equivalents at beginning of period	3,478	4,172
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,048	$533

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products and markets its products under a number of brand names and trademarks, which are either owned or licensed. The Company sells its products wholesale to retailers throughout North America and directly to the consumer through its Pfaltzgraff® and Mikasa® Internet websites and Pfaltzgraff® mail order catalogs.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2008, 2007 and 2006, net sales for the third and fourth quarters accounted for 61%, 61%, and 65% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

Wholesale sales are recognized when title of merchandise passes and the risks and rewards of ownership have transferred to the customer. Internet and Catalog sales are recognized upon receipt by the customer. The retail store sales in 2008 were recognized at the time of sale. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $900,000 and $1.1 million for the three months ended March 31, 2009 and 2008, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out expenses amounted to $1.5 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

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

The components of inventory are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Finished goods	$127,706	$137,378
Work in process	2,561	2,197
Raw materials	1,675	2,037
Total	$131,942	$141,612

Derivatives

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequent amendments (“SFAS 133”). SFAS No. 133 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

Fair value measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009. The Company adopted SFAS No. 157, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2, on January 1, 2008. Fair value measurements included in the Company’s condensed consolidated financial statements relate solely to the Company’s derivatives described in Note G. The Company adopted FSP 157-2 on January 1, 2009. The adoption of FSP 157-2 did not have a material impact on the Company’s condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

New accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). Under SFAS 141(R), an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) changes the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The effect of SFAS 141(R) will depend on future acquisitions and, as such, the adoption of SFAS 141(R) did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which enhances the disclosure requirements for derivatives and hedging activities. SFAS No. 161 was effective for the Company on January 1, 2009. The adoption of SFAS No. 161 did not have any impact on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate with the resulting debt discount amortized as additional non-cash interest expense over the life of the convertible debt. The provisions of FSP APB 14-1 were effective for the Company on January 1, 2009. The effects on the Company’s condensed consolidated financial statements as a result of the adoption of FSP APB 14-1 are described in Note F.

Reclassifications

Certain amounts in the 2008 period were reclassified to conform to the presentation in 2009. These reclassifications had no material effect on the Company’s previously reported condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE B — RESTRUCTURING

December 2007 store closings

In December 2007, management of the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. All 30 stores were closed by the end of the first quarter of 2008. In connection with the store closings, through March 31, 2009, the Company incurred certain restructuring related costs for store lease obligations, consulting fees, employee related expenses and other incremental costs related to the closures of $3.0 million. There were no costs associated with the December 2007 store closings recognized during the three months ended March 31, 2009 and the remaining store lease obligations that were included in accrued expenses at December 31, 2008 related to these store closings of $566,000 were paid during the three months ended March 31, 2009.

September 2008 restructuring initiative

In September 2008, management of the Company commenced a plan to close all 53 of its remaining Pfaltzgraff® factory and clearance stores and Farberware® outlet stores and vacate its York, PA distribution center. In connection with this restructuring initiative, the Company incurred restructuring related costs of $824,000 during the three months ended March 31, 2009 consisting of the following:

Three Months Ended March 31, 2009
(in thousands)
Lease obligations	$742
Employee related expenses	82
Total	$824

The following is a roll-forward of the amounts included in accrued expenses related to the September 2008 restructuring initiative:

	Balance December 31, 2008	Charges	Payments	Balance March 31, 2009
	(in thousands)
Lease obligations	$7,578	$742	$(2,441)	$5,879
Consulting fees	354	―	(319)	35
Employee related expenses	1,168	82	(643)	607
Other related costs	224	―	(132)	92
Total	$9,324	$824	$(3,535)	$6,613

The above restructuring related costs are included within restructuring expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE C — INVESTMENT IN GRUPO VASCONIA, S.A.B.

In December 2007, the Company acquired approximately a 30% interest in Grupo Vasconia, S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired), for the periods ended March 31, 2009 and 2008 in the accompanying condensed consolidated statement of operations. The Company’s proportionate share of Vasconia’s net income has been translated from Mexican Pesos to U.S. Dollars using the average daily exchange rate during the three months ended March 31, 2009 and 2008 in accordance with Financial Accounting Standard No. 52, Foreign Currency Translation.

Summarized income statement information for Vasconia is as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net sales	$24,366	$22,132
Gross profit	6,273	6,081
Income from operations	3,277	2,456
Net income	1,786	1,489

NOTE D — INTANGIBLE ASSETS

Intangible assets

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trade names	$25,530	$ ―	$25,530	$25,530	$ ―	$25,530

Finite-lived intangible assets:
Licenses	15,847	(5,287)	10,560	15,847	(5,123)	10,724
Trade names	2,477	(1,123)	1,354	2,477	(1,103)	1,374
Customer relationships	586	(346)	240	586	(321)	265
Patents	584	(66)	518	584	(57)	527
Total	$45,024	$(6,822)	$38,202	$45,024	$(6,604)	$38,420

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE E —CREDIT FACILITY

The Company has a $150 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. At December 31, 2008, the Company was not in compliance with the financial covenants required by the Credit Facility.

On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the “Amendment”). Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modifies the Credit Facility in certain ways including, as follows: (i) changes the maturity date to January 31, 2011, (ii) adds certain asset categories to the borrowing base, (iii) increases the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revises the minimum EBITDA and fixed charge coverage covenants and adds both a minimum net sales and maximum capital expenditures covenant, (v) eliminates the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminates the $50 million accordion feature, (vii) revises the minimum excess availability amount and (viii) places restrictions on dividends and acquisitions. The Amendment also provides for a lock-box arrangement with the collateral agent. Pursuant to the Amendment, although the Credit Facility matures on January 31, 2011, the Company is required by current accounting standards to classify the indebtedness as a current liability in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.

At March 31, 2009, the Company had $1.6 million of open letters of credit and $79.7 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at March 31, 2009 ranged from 4.75% to 8.37%. Availability under the Credit Facility at March 31, 2009 was $36.4 million (net of $10.0 million of minimum required availability). The Company has interest rate swap and collar agreements (see Note G) with an aggregate notional amount of $55.2 million at March 31, 2009. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE F —CONVERTIBLE NOTES

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

As part of the issuance of the Notes, the Company incurred $3.1 million in underwriter’s discounts and other offering expenses. The offering costs are being amortized to interest expense over the term of the Notes. At March 31, 2009, the unamortized balance of these costs is $1.4 million and is included in other assets in the condensed consolidated balance sheet.

Effective January 1, 2009, as required by the standard, the Company adopted the provisions of FSP APB 14-1 on a retrospective basis as though the provisions of FSP APB 14-1 were in effect at the date of issuance of the Company’s 4.75% Convertible Senior Notes in June 2006. As a result of the adoption of FSP APB 14-1, the Company reclassified $7.9 million (net of taxes of $4.9 million) from convertible notes to additional paid-in-capital. The reclassification created a debt discount of $12.8 million that will be amortized to interest expense over a five year period from the date the Company’s 4.75% Convertible Senior Notes were issued in June 2006. The cumulative effect of applying the provisions of FSP APB 14-1 resulted in an addition to the accumulated deficit of $3.5 million as of January 1, 2009.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE F — CONVERTIBLE NOTES (continued)

The following tables set forth the effects of the retrospective adoption of FSP APB 14-1 on the Company’s condensed consolidated balance sheet at December 31, 2008 and condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 (in thousands, except per share data):

Selected balance sheet data:	December 31, 2008
	As previously reported	(unaudited) As adjusted
Convertible notes	$75,000	$67,864
Paid-in-capital	116,869	127,497
Accumulated deficit	(18,023)	(21,515)

Selected statement of operations data:	Three Months Ended March 31, 2008
	(unaudited)
	As previously reported	As adjusted
Interest expense	$(2,093)	$(2,681)
Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(10,877)	(11,465)
Income tax benefit	4,623	4,851
Net loss	(5,997)	(6,357)
Basic and diluted loss per common share	(0.50)	(0.53)

Selected cash flow data:	Three Months Ended March 31, 2008
	(unaudited)
	As previously reported	As adjusted
Net loss	$(5,997)	$(6,357)
Amortization of debt discount	―	588
Deferred income taxes	―	(228)

At March 31, 2009 and December 31, 2008, the carrying amount of the debt and equity components of the Company’s 4.75% Convertible Senior Notes were as follows (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Carrying amount of equity component, net of tax	$ 10,628	$ 10,628

Principal amount of liability component	(75,000)	$(75,000)
Unamortized discount	6,492	7,136
Carrying amount of debt component	$(68,508)	$(67,864)

At March 31, 2009 the remaining period over which the debt discount will be amortized is 2.25 years. The effective interest rate of the liability component was 9.02% at the date of issuance. Total interest recognized related to the Company’s 4.75% Convertible Senior Notes for the three months ended March 31, 2009 and 2008, including amortization of the debt discount and offering costs, was $1.3 million and $1.2 million, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE G —DERIVATIVES

The Company has interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with its variable interest rate borrowings.

Certain interest rate swap agreements with an aggregate notional amount of $35 million were not designated as hedges under SFAS 133 and the fair value gains or losses from these swap agreements are recognized in earnings (loss). The effect of recording these interest rate swap agreements at fair value resulted in an unrealized gain of $39,000 for the three months ended March 31, 2009, which is included in interest expense. The agreements expire in 2011.

An interest rate swap agreement with a notional amount of $15 million and the interest rate collar agreements were designated as cash flow hedges under SFAS 133. The effective portion of the fair value gains or losses on these agreements is recorded as a component of accumulated other comprehensive loss. The effect of recording these derivatives at fair value resulted in an unrealized gain of $122,000 for the three months ended March 31, 2009. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months. The agreements expire in 2010.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $2.4 million at March 31, 2009 and is included in deferred rent & other long-term liabilities.

NOTE H —STOCK OPTIONS

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2009 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2009	2,036,650	$20.41
Grants	―
Exercises	―
Cancellations	(692,500)	25.82
Options outstanding, March 31, 2009	1,344,150	17.63	7.87	$ ―
Options exercisable, March 31, 2009	566,750	16.64	4.99	$ ―

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2009. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2009 and the exercise price. There were no in-the-money options at March 31, 2009.

The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised. There were no stock options exercised during the three months ended March 31, 2009.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE H — STOCK OPTIONS (continued)

The Company recognized stock option expense of $459,000 and $613,000 for the three months ended March 31, 2009 and 2008, respectively. Total unrecognized compensation cost related to unvested stock options at March 31, 2009, before the effect of income taxes, was $4.5 million and is expected to be recognized over a weighted-average period of 2.8 years.

In February 2009, two key executives of the Company irrevocably and voluntarily cancelled their options to purchase 600,000 shares of the Company’s common stock, which had a nominal fair value, in order to increase the shares available for grant under the Plan.

NOTE I — LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share amounts)
Net loss ― Basic	$(5,959)	$(6,357)
Interest expense, 4.75% Convertible Senior Notes, net of tax	―	―
Net loss ― Diluted	$(5,959)	$(6,357)

Weighted-average shares outstanding ― Basic	11,990	11,966
Effect of dilutive securities:
Stock options	―	―
4.75% Convertible Senior Notes	―	―
Weighted-average shares outstanding ― Diluted	11,990	11,966
Basic and Diluted loss per common share	$ (0.50)	$ (0.53)

The computations of diluted loss per common share for the three months ended March 31, 2009 and 2008 exclude: (i) options to purchase 1,344,150 shares and 1,508,500 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Senior Notes and related interest expense. The shares were excluded due to their antidilutive effect as a result of the losses during the periods.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE J — INCOME TAXES

At December 31, 2008, the Company had a Federal net operating loss carry forward of $1.3 million which will expire in 2029. Additionally, the Company has various state net operating loss carry forwards that will begin to expire in 2014. Since management is uncertain of its ability to utilize its future deferred tax benefits, a full valuation allowance has been established. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has offset its total deferred tax asset with certain deferred tax liabilities that are expected to reverse in the carry forward period.

As a result of the taxable loss incurred for 2008, the Company filed a federal income tax return reflecting a refund due of $11.4 million on income taxes paid for 2006 and 2007. The income tax return was filed in April 2009 and the amount due is reflected as a current asset in the accompanying balance sheets at March 31, 2009 and December 31, 2008.

The estimated value of the Company’s FIN 48 tax positions at March 31, 2009 is a liability of $498,000. There were no changes to this amount during the three-month period ended March 31, 2009. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s FIN 48 liability would be reduced by $498,000, of which $307,000 would impact the Company’s tax provision. On a quarterly basis the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $342,000 of its tax positions will be resolved within the next twelve months.

The Company has identified Federal, California, Massachusetts, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s Federal returns are years 2006 and 2007. The periods subject to examination for the Company’s California, Massachusetts, New York and New Jersey returns are years 2005, 2006 and 2007.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three months ended March 31, 2009 and 2008.

NOTE K — BUSINESS SEGMENTS

The Company operates in two reportable business segments; the wholesale segment which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff® and Mikasa® Internet websites and the Company’s Pfaltzgraff® mail-order catalogs. As described in Note B, the Company ceased operating its Pfaltzgraff® factory and clearance stores and Farberware® outlet stores by December 31, 2008. The results of operations of certain of these stores were included in the direct-to-consumer segment during the three months ended March 31, 2008.

The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE K — BUSINESS SEGMENTS (continued)

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

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net sales
Wholesale	$83,606	$80,378
Direct-to-consumer	6,608	17,816
Total net sales	$90,214	$98,194

Income (loss) from operations
Wholesale	$824	$345
Direct-to-consumer (includes restructuring expenses of $824 in 2009 and $2,880 in 2008)(1)	(1,500)	(6,525)
Unallocated corporate expenses	(2,697)	(2,604)
Total loss from operations	$(3,373)	$(8,784)

Depreciation and amortization
Wholesale	$(2,626)	$(2,407)
Direct-to-consumer	(52)	(223)
Total depreciation and amortization	$(2,678)	$(2,630)

Note:

(1)	Loss from operations for the Direct-to-consumer segment for the three months ended March 31, 2009 and 2008 includes $824,000 and $2.9 million of restructuring expenses, respectively. See Note B.

NOTE L —CONTINGENCIES

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(unaudited)

NOTE L — CONTINGENCIES (continued)

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

NOTE M — OTHER

Dividends

In February 2009, the Company suspended paying a cash dividend on its outstanding shares of common stock.

Supplemental cash flow information

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,040	$ 2,891
Cash paid for taxes	154	3,706

Non-cash investing activities:
Grupo Vasconia, S.A.B. translation adjustment	$ 849	―

Comprehensive loss

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net loss	$(5,959)	$(6,357)
Derivative fair value adjustment, net of taxes of $47 and $584 for the periods ended 2009 and 2008, respectively	75	(789)
Grupo Vasconia, S.A.B. translation adjustment	(849)	―
Total comprehensive loss	$(6,733)	$(7,146)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with US generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended and in our report dated March 31, 2009, we expressed an unqualified opinion on those consolidated financial statements. The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 29.99% interest) as of December 31, 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated March 9, 2009 expressed an unqualified opinion on those statements. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $17.8 million at December 31, 2008 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $1.5 million for the year then ended. As described in Note F, on January 1, 2009, the Company adopted the provisions of FASB Staff Position Accounting Principles Board No. 14-1 (“FSP APB 14-1”) on a retrospective basis resulting in revision of the December 31, 2008 consolidated balance sheet. We have not audited and reported on the revised December 31, 2008 balance sheet reflecting the adoption of FSP APB 14-1.

/s/ ERNST & YOUNG LLP

Melville, New York

May 11, 2009

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc.’s (the “Company’s”) plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management's Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2008 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others:

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

ABOUT THE COMPANY

The Company is one of North America’s leading resources for nationally branded food preparation, tabletop and home décor products. The Company’s three major product categories are Food Preparation, Tabletop and Home Décor. The Company markets several product lines within each of these product categories and under each of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company’s competitive advantage is based on availability and use of its brands, an emphasis on innovation and new product development and sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Cuisinart®, Pfaltzgraff® and Mikasa®. Historically, the Company’s sales growth has come from expanding product offerings within the Company’s current categories by developing existing brands, and acquiring new brands and product categories. Key factors in the Company’s growth strategy have been, and will continue to be, the selective use and management of the Company’s brands, and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development team that creates new products, packaging and merchandising concepts.

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

2009 INFLUENZA OUTBREAK

In April 2009, public health authorities reported an outbreak of influenza that has the potential to become pandemic. A severe and prolonged outbreak may have a significant negative effect on overall economic activity, including the demand for the Company’s products. In response to such an outbreak, public health authorities may recommend that people stay at home or call for employers to close facilities. Significant absenteeism or closing the Company’s facilities would have an adverse effect on the Company’s business. The Company is unable to predict whether such events will occur or the magnitude of the effect they may have on the Company’s business.

BUSINESS SEGMENTS

The Company operates in two reportable business segments; the wholesale segment which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff® and Mikasa® Internet websites and the Company’s Pfaltzgraff® mail-order catalogs. During the 2008 period, the Company also operated retail stores utilizing the Pfaltzgraff® and Farberware® names that were included in the direct-to-consumer segment. However, the Company ceased operating these retail stores by December 31, 2008.

MIKASA® ACQUISITION

In June 2008, the Company acquired the business and certain assets of Mikasa, Inc. Net sales from Mikasa® during the three months ended March 31, 2009 were $8.3 million.

INVESTMENT IN GRUPO VASCONIA, S.A.B.

The Company owns approximately 30% of the capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), a manufacturer and distributor of aluminum disks, cookware and related items. Shares of Vasconia capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol VASCONI.MX. The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income for the three months ended March 31, 2009, net of taxes, as equity in earnings of Grupo Vasconia, S.A.B.

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

ADOPTION OF ACCOUNTING PRINCIPLE

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) on a retrospective basis. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate with the resulting debt discount amortized as additional non-cash interest expense over the life of the convertible debt. Accordingly, the accompanying December 31, 2008 condensed consolidated balance sheet and March 31, 2008 unaudited condensed consolidated statement of operations and cash flows have been adjusted to reflect the application of the provisions of FSP APB 14-1.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than the adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), described in Notes A and F to the condensed consolidated financial statements, there have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K dated December 31, 2008.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%

Cost of sales	64.5	60.7
Distribution expenses	12.2	13.6
Selling, general and administrative expenses	26.1	31.7
Restructuring expenses	0.9	2.9

Loss from operations	(3.7)	(8.9)
Interest expense	(3.2)	(2.7)
Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(6.9)	(11.6)

Income tax benefit	(0.1)	4.9
Equity in earnings of Grupo Vasconia, S.A.B.	0.5	0.3
Net loss	(6.5)%	(6.4)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2008

Net Sales

Net sales for the three months ended March 31, 2009 were $90.2 million, a decrease of 8.1% compared to net sales of $98.2 million for the 2008 period.

Net sales for the wholesale segment for the three months ended March 31, 2009 were $83.6 million, an increase of $3.2 million or 4.0% compared to net sales of $80.4 million for the 2008 period. Excluding Mikasa® net sales of $8.3 million, net sales for the wholesale segment were $75.3 million for the three months ended March 31, 2009. Excluding Mikasa® net sales, the Company experienced a decrease primarily in sales volume from its Food preparation product category. The decline reflects the continuing economic weakness and retailers’ inventory management.

Net sales for the direct-to-consumer segment for the three months ended March 31, 2009 were $6.6 million compared to $17.8 million for the 2008 period. Excluding sales attributable to the retail stores that the Company closed by the end of 2008, sales for the direct-to-consumer segment in the 2008 period were $6.2 million. The increase in sales for the direct-to-consumer segment in the 2009 period, excluding the retail store sales in the 2008 period, was primarily attributable to added sales from the Mikasa® Internet website. The increase was offset, in part, by lower shipping revenue due to a free shipping promotion during the 2009 quarter.

Cost of sales

Cost of sales for the three months ended March 31, 2009 were $58.1 million compared to $59.6 million for the 2008 period. Cost of sales as a percentage of net sales was 64.5% for the three months ended March 31, 2009 compared to 60.7% for the 2008 period.

Cost of sales as a percentage of net sales for the wholesale segment was 67.0% for the three months ended March 31, 2009 compared to 63.2% for the 2008 period. The decline in gross margin reflects a shift in product and customer mix. Gross margins during the 2009 period also reflects, in cost of sales, inventory that was purchased during 2008 when commodity and transportation costs were higher than they are currently.

Cost of sales as a percentage of net sales for the direct-to-consumer segment decreased to 32.6% for the three months ended March 31, 2009 from 49.3% for the 2008 period. The increase in gross margin was primarily attributable to the low margins that resulted from the going-out-of-business sales during the 2008 period and to a lesser extent higher margins generated by the Mikasa® Internet website in the 2009 period.

Distribution expenses

Distribution expenses for the three months ended March 31, 2009 were $11.0 million compared to $13.4 million for the 2008 period. Distribution expenses as a percentage of net sales were 12.2% for the three months ended March 31, 2009 and 13.6% for the 2008 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 10.1% for the three months ended March 31, 2009 compared to 12.7% for the 2008 period. The decrease was primarily attributable to the elimination in the 2009 period of the duplicative expenses that were incurred in the 2008 period as the Company consolidated its West Coast distribution centers and improved labor efficiency.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 39.8% for the three months ended March 31, 2009 compared to 17.4% for the 2008 period. The increase is primarily attributable to the closing of the Company’s retail stores which did not incur the high level of freight and labor costs associated with fulfilling orders incurred by the Company’s catalog and Internet business. In addition, due to the winding down of the Company’s York, Pennsylvania distribution centers, the Company incurred substantial inefficiencies in the facility during the 2009 period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 were $23.6 million, a decrease of 24.1% from $31.1 million for the 2008 period.

Selling, general and administrative expenses for the three months ended March 31, 2009 for the wholesale segment were $18.4 million, a decrease of $600,000 or 3.2% from the $19.0 million for the 2008 period. As a percentage of net sales, selling, general and administrative expenses were 22.0% for the three months ended March 31, 2009 compared to 23.6% for the 2008 period. The decrease was primarily attributable to the Company’s efforts to lower expenses, including selling expenses, such as amounts spent for travel, trade shows and advertising. The decrease was partially offset by the additional cost to operate the Mikasa® business.

Selling, general and administrative expenses for the three months ended March 31, 2009 for the direct-to-consumer segment were $2.5 million compared to $9.5 million for the 2008 period. The decrease was due to the retail operations that were ceased in 2008. Total selling, general and administrative expenses for the Internet and catalog businesses were consistent in both periods.

Unallocated corporate expenses for the three months ended March 31, 2009 and 2008 were $2.7 million and $2.6 million, respectively. The increase was primarily attributable to an increase in consulting related expenses offset in part by lower stock option expense.

Restructuring expenses

During the three months ended March 31, 2009, the Company recorded restructuring expenses of $824,000 consisting principally of lease obligations and employee related expenses related to the 2008 restructuring initiative that commenced in the third quarter of 2008.

Interest expense

Interest expense for the three months ended March 31, 2009 was $2.9 million compared to $2.7 million for the 2008 period. The increase in interest expense was primarily attributable to higher average interest rates and to a lesser extent higher average borrowings during the 2009 period.

Income tax benefit (provision)

The income tax provision for the three months ended March 31, 2009 was $135,000 compared to an income tax benefit of $4.9 million for the 2008 period. The Company’s effective tax rate in the 2009 period reflects a reduction in the valuation allowance recoverable against certain deferred tax assets and a provision for minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payment of principal and interest on its debt.

At March 31, 2009, the Company had cash and cash equivalents of $2.0 million, compared to $3.5 million at December 31, 2008.

Borrowings under the Company’s Credit Facility were $79.7 million at March 31, 2009 which represents a decrease of $9.6 million from December 31, 2008.

Credit facility

The Company has a $150 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. At December 31, 2008, the Company was not in compliance with the financial covenants required by the Credit Facility. On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the “Amendment”). Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modifies the Credit Facility in certain ways including, as follows: (i) changes the maturity date to January 31, 2011, (ii) adds certain asset categories to the borrowing base, (iii) increases the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revises the minimum EBITDA and fixed charge coverage covenants and adds both a minimum net sales and maximum capital expenditures covenant, (v) eliminates the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminates the $50 million accordion feature, (vii) revises the minimum excess availability amount and (viii) places restrictions on dividends and acquisitions. The Amendment also provides for a lock-box arrangement with the collateral agent. Pursuant to the Amendment, although the Credit Facility matures on January 31, 2011, the Company is required by current accounting standards to classify the indebtedness as a current liability in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.

At March 31, 2009, the Company had $1.6 million of open letters of credit and $79.7 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at March 31, 2009 ranged from 4.75% to 8.37%. Availability under the Credit Facility at March 31, 2009 was $36.4 million (net of $10.0 million of minimum required availability). The Company has interest rate swap and collar agreements with an aggregate notional amount of $55.2 million at March 31, 2009. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility.

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

Effective January 1, 2009, the Company adopted the provisions of FSP APB 14-1 on a retrospective basis. Accordingly, the accompanying December 31, 2008 condensed consolidated balance sheet and March 31, 2008 condensed consolidated statement of operations and cash flows have been adjusted to reflect the application of the provisions of FSP APB 14-1. The cumulative effect of applying the provisions of FSP APB 14-1 resulted in an addition to the accumulated deficit of $3.5 million as of January 1, 2009.

Dividends

In February 2009, the Company suspended paying a cash dividend on its outstanding shares of common stock.

Operating activities

Cash provided by operating activities was $8.9 million for the three months ended March 31, 2009 compared to cash used by operating activities of $5.3 million in the 2008 period. The increase resulted from improved operating results and a working capital decrease during the 2009 period. The decrease in working capital was primarily attributable to a greater reduction in accounts receivable and inventory levels in the 2009 period compared to the 2008 period.

Investing activities

Cash used in investing activities was $679,000 for the three months ended March 31, 2009 compared to $2.7 million in the 2008 period, all related to capital expenditures. The Company’s 2009 planned capital expenditures are estimated not to exceed $6.0 million.

Financing activities

Cash used by financing activities was $9.7 million for the three months ended March 31, 2009 compared to cash provided by financing activities of $4.3 million for the 2008 period. In 2009, net repayments under the Company’s Credit Facility were $9.6 million compared to net borrowings of $5.2 million for the 2008 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has interest rate swap agreements with an aggregate notional amount of $50 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended March 31, 2009.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2009, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 6. Exhibits

10.1	Waiver letter re: annual compensation increase – Employment Agreement dated May 2, 2006 by and between Lifetime Brands, Inc. and Jeffrey Siegel.
10.2	Waiver letter re: annual compensation increase – Employment Agreement dated October 17, 2005 by and between Lifetime Brands, Inc. and Ronald Shiftan, as amended.
10.3	Waiver letter re: annual compensation increase – Employment Agreement dated June 28, 2007 by and between Lifetime Brands, Inc. and Laurence Winoker.
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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	May 11, 2009
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	May 11, 2009
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)