Form 10-Q
period 2009-06-30
LIFETIME BRANDS, INC
filed 2009-08-10
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO________

Commission file number 0-19254

LIFETIME BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2682486
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Stewart Avenue, Garden City, New York, 11530

(Address of principal executive offices, including Zip Code)

(Registrant’s telephone number, including area code) (516) 683-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐_ No ☒

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 10, 2009 was 12,023,059.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)	(as adjusted see Note F)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,830	$3,478
Accounts receivable, less allowances of $13,210 at 2009 and $14,651 at 2008	49,056	67,562
Inventory (Note A)	122,943	141,612
Income taxes receivable (Note J)	226	11,597
Prepaid expenses and other current assets	8,878	8,429
TOTAL CURRENT ASSETS	184,933	232,678

PROPERTY AND EQUIPMENT, net	47,298	49,908
INTANGIBLES, net (Note D)	38,007	38,420
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note C)	18,808	17,784
OTHER ASSETS	4,061	2,991
TOTAL ASSETS	$293,107	$341,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank borrowings (Note E)	$57,833	$89,300
Accounts payable	25,213	24,151
Accrued expenses	22,337	36,530
TOTAL CURRENT LIABILITIES	105,383	149,981

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	23,254	23,054
DEFERRED INCOME TAXES (Note J)	3,710	3,373
CONVERTIBLE NOTES (Note F)	69,166	67,864

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,023,059 in 2009 and 11,989,724 in 2008	120	120
Paid-in capital	128,437	127,497
Accumulated deficit	(28,730)	(21,515)
Accumulated other comprehensive loss	(8,233)	(8,593)
TOTAL STOCKHOLDERS’ EQUITY	91,594	97,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$293,107	$341,781

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(as adjusted see Note F)		(as adjusted see Note F)

Net sales	$85,334	$92,399	$175,548	$190,593

Cost of sales	53,106	55,288	111,254	114,893
Distribution expenses	9,502	12,766	20,550	26,156
Selling, general and administrative expenses	21,955	31,183	45,522	62,286
Restructuring expenses (Note B)	(663)	107	161	2,987

Income (loss) from operations	1,434	(6,945)	(1,939)	(15,729)

Interest expense (Note F)	(2,894)	(2,655)	(5,767)	(5,336)

Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(1,460)	(9,600)	(7,706)	(21,065)

Income tax benefit (provision) (Note J)	(281)	5,341	(416)	10,192
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes (Note C)	488	707	910	964

NET LOSS	$(1,253)	$(3,552)	$(7,212)	$(9,909)

BASIC AND DILUTED LOSS PER COMMON SHARE (Note I)	$(0.10)	$(0.30)	$(0.60)	$(0.83)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
		(as adjusted see Note F)
OPERATING ACTIVITIES
Net loss	$(7,212)	$(9,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,488	5,396
Amortization of debt discount	1,302	1,190
Deferred rent	522	1,467
Deferred income taxes	98	(461)
Stock compensation expense	942	1,264
Undistributed earnings of Grupo Vasconia, S.A.B.	(716)	(964)
Asset impairment (Note B)	(818)	―
Changes in operating assets and liabilities:
Accounts receivable, net	18,506	12,788
Inventory	18,669	(4,857)
Prepaid expenses, other current assets and other assets	(1,799)	1,032
Accounts payable, accrued expenses and other liabilities	(13,025)	(4,620)
Income taxes receivable	11,263	―
Prepaid income taxes	―	(9,010)
Income taxes payable	(30)	(4,520)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	33,190	(11,204)

INVESTING ACTIVITIES
Purchases of property and equipment, net	(1,244)	(4,924)
Business acquisitions	―	(12,317)
NET CASH USED IN INVESTING ACTIVITIES	(1,244)	(17,241)

FINANCING ACTIVITIES
Proceeds (repayments) of borrowings, net	(31,467)	27,100
Proceeds from exercise of stock options	―	8
Payment of capital lease obligations	(127)	(188)
Cash dividends paid	―	(1,497)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(31,594)	25,423

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	352	(3,022)
Cash and cash equivalents at beginning of period	3,478	4,172
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,830	$1,150

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products and markets its products under a number of brand names and trademarks, which are either owned or licensed. The Company sells its products wholesale to retailers throughout North America and directly to the consumer through its Pfaltzgraff® and Mikasa® Internet websites and Pfaltzgraff® catalogs.

The Company ceased operating its Pfaltzgraff® factory and clearance stores and Farberware® outlet stores by December 31, 2008.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Revenue recognition

Wholesale sales are recognized when title is transferred to the customer. Internet and catalog sales are recognized upon delivery to the customer. The retail store sales in 2008 were recognized at the time of sale. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $719,000 and $970,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.6 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out expenses amounted to $1.6 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, and $3.1 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment and considering the various available channels of distribution (e.g. wholesale: specialty store, off-price retailers, etc. or the Internet and catalog). If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of inventory to the estimated selling price. If the Company is inaccurate in its estimates of selling prices, it could report material fluctuations in gross margin. Historically, the Company’s adjustments to inventory have not resulted in material unexpected charges. Consistent with the seasonality of the Company’s business, the Company’s inventory levels generally increase, beginning late in the second quarter of the year, and reach a peak at the end of the third quarter or early in the fourth quarter, and decline thereafter. The components of inventory are as follows:

	June 30, 2009	December 31, 2008
	(in thousands)

Finished goods	$119,229	$137,378
Work in process	2,564	2,197
Raw materials	1,150	2,037
Total	$122,943	$141,612

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

June 30, 2009

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature. The Company estimated that the carrying amounts of borrowings outstanding under its revolving Credit Facility approximate fair value since such borrowings bear interest at variable market rates. The fair value of the Company’s $75 million 4.75% Convertible Senior Notes (the “Notes”) at June 30, 2009 was $43.5 million and was determined based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system.

New accounting pronouncements

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information in interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 supersedes all existing non-SEC accounting and reporting standards and establishes the FASB Accounting Standards Codification TM as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s condensed consolidated financial statements

Subsequent events

The Company has evaluated subsequent events through August 10, 2009, the date of issuance of its condensed consolidated financial statements for the quarter ended June 30, 2009.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE B — RESTRUCTURING

September 2008 restructuring initiative

In September 2008, management of the Company commenced a plan to close all 53 of its remaining Pfaltzgraff® factory and clearance stores and Farberware® outlet stores and vacate its York, PA distribution center and certain showrooms. In connection with the store closings, through June 30, 2009, the Company has incurred certain restructuring related costs for store lease obligations, consulting fees, employee related expenses and other incremental costs related to the closures of $12.1 million.

The Company incurred restructuring related expenses of $155,000 and $979,000 during the three and six months ended June 30, 2009, respectively, in connection with this restructuring initiative, consisting of the following:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in thousands)
Lease obligations	$443	$1,185
Employee related expenses	(288)	(206)
Total	$155	$979

The following is a roll-forward of the amounts included in accrued expenses related to the September 2008 restructuring initiative (in thousands):

	Balance December 31, 2008	Accrual adjustments	Charges	Payments	Balance June 30, 2009
Lease obligations	$7,578	$(439)	$1,624	$(6,099)	$2,664
Consulting fees	354	―	―	(344)	10
Employee related expenses	1,168	(288)	82	(780)	182
Other related costs	224	―	―	(157)	67
Total	$9,324	$(727)	$1,706	$(7,380)	$2,923

The adjustments in the table above reflect decisions by the Company not to vacate certain leased space that the Company had expected to vacate and not to terminate the employment of certain employees, whose employment the Company had expected to terminate.

During the three months ended June 30, 2009, the Company recorded a non-cash asset impairment reduction of $818,000. This reduction includes a revision of $(1.2) million to reduce an impairment charge recorded in 2008 due to the decision not to vacate certain space that was expected to be vacated and a $398,000 charge related to the consolidation of showroom space that was vacated during the three months ended June 30, 2009. The amount is included in restructuring expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2009.

The restructuring expenses included in the condensed consolidated statement of operations for the six months ended June 30, 2009 of $161,000 consist of additional restructuring charges of $1.7 million, offset by adjustments to previously recorded restructuring accruals and asset impairment charges of $(727,000) and $(818,000), respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE B — RESTRUCTURING (continued)

December 2007 store closings

In December 2007, management of the Company commenced a plan to close 27 underperforming Farberware® outlet stores and 3 underperforming Pfaltzgraff® factory stores. All 30 stores were closed by the end of the first quarter of 2008. In connection with the store closings, through June 30, 2009, the Company has incurred certain restructuring related costs for store lease obligations, consulting fees, employee related expenses and other incremental costs related to the closures of $3.0 million. There were no costs associated with the December 2007 store closings recognized during the three and six month periods ended June 30, 2009 and the remaining store lease obligations that were included in accrued expenses at December 31, 2008 related to these store closings of $566,000 were paid in the first quarter of 2009.

NOTE C — INVESTMENT IN GRUPO VASCONIA, S.A.B.

In December 2007, the Company acquired approximately a 30% interest in Grupo Vasconia, S.A.B. (“Vasconia”) for $23.0 million in cash. The Company accounts for its investment in Vasconia using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired), for the three and six month periods ended June 30, 2009 and 2008 in the accompanying condensed consolidated statements of operations. The Company’s proportionate share of Vasconia’s net income has been translated from Mexican Pesos (“MXP”) to U.S. Dollars (“USD”) using the average daily exchange rate during the three and six month periods ended June 30, 2009 and 2008 in accordance with SFAS No. 52, Foreign Currency Translation. During the three months ended June 30, 2009, the Company received a cash dividend of $218,000 from Vasconia.

Summarized income statement information for Vasconia in USD and MXP is as follows:

	Three Months Ended June 30,
	2009		2008
	(in thousands)
	USD	MXP	USD	MXP
Net Sales	$21,183	$281,983	$28,680	$298,904
Gross Profit	6,039	80,390	8,161	85,057
Income from operations	2,496	33,223	3,539	36,886
Net Income	1,907	25,390	2,663	27,753

	Six Months Ended June 30,
	2009		2008
	(in thousands)
	USD	MXP	USD	MXP
Net Sales	$45,548	$630,910	$50,812	$537,957
Gross Profit	12,312	170,223	14,242	150,746
Income from operations	5,773	80,153	5,995	63,410
Net Income	3,693	50,966	4,152	43,837

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE D — INTANGIBLE ASSETS

Intangible assets

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	June 30, 2009				December 31, 2008
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$25,530	$	―	$25,530	$25,530	$	―	$25,530

Finite-lived intangible assets:
Licenses	15,847		(5,428)	10,419	15,847		(5,123)	10,724
Trade names	2,477		(1,144)	1,333	2,477		(1,103)	1,374
Customer relationships	586		(371)	215	586		(321)	265
Patents	584		(74)	510	584		(57)	527
Total	$45,024		$(7,017)	$38,007	$45,024		$(6,604)	$38,420

NOTE E — CREDIT FACILITY

The Company has a $150 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. At December 31, 2008, the Company was not in compliance with the financial covenants required by the Credit Facility.

On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the“Amendment”). Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modifies the Credit Facility in certain ways including, as follows: (i) changes the maturity date to January 31, 2011, (ii) adds certain asset categories to the borrowing base, (iii) increases the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revises the minimum EBITDA and fixed charge coverage covenants and adds both a minimum net sales and maximum capital expenditures covenant, (v) eliminates the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminates the $50 million accordion feature, (vii) revises the minimum excess availability amount and (viii) places restrictions on dividends and acquisitions. The Amendment also provides for a lock-box arrangement with the collateral agent.  The Company has classified the indebtedness as a Current Liability in its Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 because the Credit Facility requires the Company to maintain a “lock-box” for the benefit of its lenders.

At June 30, 2009, the Company had $1.6 million of open letters of credit and $57.8 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at June 30, 2009 ranged from 5.75% to 8.87%. Availability under the Credit Facility at June 30, 2009 was $44.3 million (net of $10.0 million of minimum required availability). The Company has interest rate swap and collar agreements (see Note G) with an aggregate notional amount of $55.2 million at June 30, 2009. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE E — CREDIT FACILITY (continued)

The Company was in compliance with its financial covenants at June 30, 2009. The Company’s consolidated EBITDA for the six months ended June 30, 2009 was $4.9 million compared to the minimum consolidated EBITDA required by the Credit Facility of $(3.4) million. Capital expenditures for the six months ended June 30, 2009 were $1.2 million compared to the maximum capital expenditures permitted by the Credit Facility of $3.5 million. Net sales for the three months ended June 30, 2009 were $85.3 million compared to the minimum net sales required by the Credit Facility of $80.2 million.

The borrowing base at June 30, 2009 under the Credit Facility is determined as the sum of (1) (a) 85% of eligible receivables, (b) 90% of the orderly liquidation value of eligible inventory and (c) 50% of the orderly liquidation value of the Company’s trademarks, less (2) reserves.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net loss as reported to consolidated EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net loss as reported	$(1,253)	$(3,552)	$(7,212)	$(9,909)
Add back:
Provision for income taxes	281	(5,341)	416	(10,192)
Interest expense	2,894	2,655	5,767	5,336
Depreciation and amortization	2,883	2,756	5,485	5,331
Amortization of bank fees	325	37	401	65
Restructuring expenses	(1,694)	107	(870)	2,987
Stock option expense	483	615	942	1,228
Consolidated EBITDA	$3,919	$(2,723)	$4,929	$(5,154)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE F — CONVERTIBLE NOTES

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

As part of the issuance of the Notes, the Company incurred $3.1 million in underwriter’s discounts and other offering expenses. The offering costs are being amortized to interest expense over the term of the Notes. At June 30, 2009, the unamortized balance of these costs is $1.2 million and is included in other assets in the condensed consolidated balance sheet.

Effective January 1, 2009, the Company adopted the provisions of FSP APB 14-1 on a retrospective basis as though the provisions of FSP APB 14-1 were in effect at the date of issuance of the Notes in June 2006. As a result of the adoption of FSP APB 14-1, the Company reclassified $7.9 million (net of taxes of $4.9 million) from convertible notes to additional paid-in-capital. The reclassification created a debt discount of $12.8 million to be amortized to interest expense over the term of the Notes. The cumulative effect of applying the provisions of FSP APB 14-1 resulted in an addition to the accumulated deficit of $3.5 million as of January 1, 2009.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE F — CONVERTIBLE NOTES (continued)

The following tables set forth the effects of the retrospective adoption of FSP APB 14-1 on the Company’s condensed consolidated balance sheet at December 31, 2008, condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and condensed consolidated statement of cash flows for the six months ended June 30, 2008 (in thousands, except per share data):

Selected balance sheet data:

	December 31, 2008
	As reported	(unaudited) As adjusted
Convertible notes	$75,000	$67,864
Paid-in-capital	116,869	127,497
Accumulated deficit	(18,023)	(21,515)

Selected statement of operations data and cash flow data:

	Three Months Ended June 30, 2008
	(unaudited)
	As reported	As adjusted
Interest expense	$(2,053)	$(2,655)
Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(8,998)	(9,600)
Income tax benefit	5,108	5,341
Net loss	(3,183)	(3,552)
Basic and diluted loss per common share	(0.27)	(0.30)

	Six Months Ended June 30, 2008
	(unaudited)
	As reported	As adjusted
Interest expense	$(4,146)	$(5,336)
Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(19,875)	(21,065)
Income tax benefit	9,731	10,192
Net loss	(9,180)	(9,909)
Basic and diluted loss per common share	(0.77)	(0.83)
Amortization of debt discount	―	1,190
Deferred income taxes	―	(461)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE F — CONVERTIBLE NOTES (continued)

At June 30, 2009 and December 31, 2008, the carrying amount of the debt and equity components of the Notes were as follows (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Carrying amount of equity component, net of tax	$10,628	$10,628

Principal amount of liability component	$(75,000)	$(75,000)
Unamortized discount	5,834	7,136
Carrying amount of debt component	$(69,166)	$(67,864)

At June 30, 2009 the remaining period over which the debt discount will be amortized is 2 years. The effective interest rate of the liability component was 9.02% at the date of issuance. Total interest recognized related to the Notes, including amortization of the debt discount and offering costs, was $1.7 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively, and $3.4 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively.

NOTE G — DERIVATIVES

The Company has interest rate swap agreements with an aggregate notional amount of $50.0 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with its variable interest rate borrowings.

Certain interest rate swap agreements with an aggregate notional amount of $35.0 million were not designated as hedges under SFAS 133 and the fair value gains or losses from these swap agreements are recognized in earnings (loss). The effect of recording these interest rate swap agreements at fair value resulted in unrealized gains of $31,000 and $70,000 for the three and six month periods ended June 30, 2009, respectively, and $59,000 and $10,000 for the three and six month periods ended June 30, 2008, respectively, which is included in interest expense. The agreements expire in January 2011.

An interest rate swap agreement with a notional amount of $15.0 million and the interest rate collar agreements were designated as cash flow hedges under SFAS 133. The effective portion of the fair value gains or losses on these agreements is recorded as a component of accumulated other comprehensive loss. The effect of recording these derivatives at fair value resulted in unrealized gains of $104,000 and $226,000 for the three and six month periods ended June 30, 2009, respectively, and an unrealized gain of $712,000 for the three months ended June 30, 2008 and an unrealized loss of $77,000 for the six months ended June 30, 2008. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months. The agreements expire in November and December 2010.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $2.2 million at June 30, 2009 and is included in deferred rent & other long-term liabilities.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE H — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2009 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2009	2,036,650	$20.41
Grants	382,000	2.19
Exercises	―	―
Cancellations	(715,000)	25.75
Options outstanding, June 30, 2009	1,703,650	14.09	8.15		$718,000
Options exercisable, June 30, 2009	677,025	18.20	5.58	$	―

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2009. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2009 and the exercise price. There were no in-the-money options exercisable at June 30, 2009.

The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised. There were no stock options exercised during the six months ended June 30, 2009.

The Company recognized stock option expense of $483,000 and $615,000 for the three months ended June 30, 2009 and 2008, respectively, and $942,000 and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. Total unrecognized compensation cost related to unvested stock options at June 30, 2009, before the effect of income taxes, was $4.4 million and is expected to be recognized over a weighted-average period of 2.86 years.

In February 2009, two key executives of the Company irrevocably and voluntarily cancelled their options to purchase 600,000 shares of the Company’s common stock, which had a nominal fair value, in order to increase the shares available for grant under the Company’s 2000 Long-Term Incentive Plan (the “Plan”). In June 2009, the shareholders of the Company approved an amendment to the Plan to increase the shares available for grant under the Plan by 1,000,000 shares. At June 30, 2009, there were approximately 1.3 million shares available for grant under the Plan.

During the three months ended June 30, 2009, the Company issued 33,335 restricted shares of the Company’s common stock to its Board of Directors representing payment of a portion of their annual retainer. The total fair value of the restricted shares, based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant was $150,000. The shares cliff vest one year from the date of grant.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(unaudited)

NOTE I — LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net loss- basic	$(1,253)	$(3,552)	$(7,212)	$(9,909)
Net interest expense, 4.75% Convertible Senior Notes	―	―	―	―
Net loss- diluted	$(1,253)	$(3,552)	$(7,212)	$(9,909)

Weighted-average shares outstanding – basic	11,997	11,967	11,993	11,966
Effect of dilutive securities:
Stock options	―	―	―	―
4.75% Convertible Senior Notes	―	―	―	―
Weighted-average shares outstanding – diluted	11,997	11,967	11,993	11,966
Basic and diluted loss per common share	$(0.10)	$(0.30)	$(0.60)	$(0.83)

The computation of diluted loss per common share for the three months ended June 30, 2009 and 2008 excludes: (i) options to purchase 1,703,650 shares and 1,529,000 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Senior Notes and related interest expense. The computation of diluted loss per common share for the six months ended June 30, 2009 and 2008 excludes: (i) options to purchase 1,523,900 shares and 1,520,000 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Senior Notes and related interest expense. The above shares were excluded due to their antidilutive effect as a result of the losses during the periods.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

As a result of the taxable loss incurred for 2008, the Company filed a Federal income tax return reflecting a refund due of $11.3 million on income taxes paid for 2006 and 2007. The Company received the refund during the three months ended June 30, 2009 and used the funds to pay amounts due under the Company’s Credit Facility.

The estimated value of the Company’s FIN 48 tax positions at June 30, 2009 is a liability of $498,000. There were no changes to this amount during the six-month period ended June 30, 2009. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s FIN 48 liability would be reduced by $498,000, of which $307,000 would impact the Company’s tax provision. On a quarterly basis the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $342,000 of its tax positions will be resolved within the next twelve months.

The Company has identified Federal, California, Massachusetts, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s Federal returns are years 2006, 2007 and 2008. The periods subject to examination for the Company’s California, Massachusetts, New York and New Jersey returns are years 2005, 2006 and 2007.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and six month periods ended June 30, 2009 and 2008.

NOTE K — BUSINESS SEGMENTS

The Company operates in two reportable business segments; the wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff® and Mikasa® Internet websites and the Company’s Pfaltzgraff® mail-order catalogs. As described in Note B, the Company ceased operating its Pfaltzgraff® factory and clearance stores and Farberware® outlet stores by December 31, 2008. The results of operations of certain of these stores were included in the direct-to-consumer segment during the three and six month periods ended June 30, 2008.

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

June 30, 2009

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net sales
Wholesale	$80,898	$79,856	$164,504	$160,234
Direct-to-consumer	4,436	12,543	11,044	30,359
Total net sales	$85,334	$92,399	$175,548	$190,593

Income (loss) from operations
Wholesale	$3,583	$(1,222)	$4,407	$(877)
Direct-to-consumer (1)	109	(2,943)	(1,391)	(9,468)
Unallocated corporate expenses	(2,258)	(2,780)	(4,955)	(5,384)
Total income (loss) from operations	$1,434	$(6,945)	$(1,939)	$(15,729)

Depreciation and amortization
Wholesale	$(2,791)	$(2,567)	$(5,417)	$(4,947)
Direct-to-consumer	(19)	(226)	(71)	(449)
Total depreciation and amortization	$(2,810)	$(2,793)	$(5,488)	$(5,396)

Note:

(1)	Income (loss) from operations for the Direct-to-consumer segment for the three months ended June 30, 2009 and 2008 includes restructuring and impairment expenses of $(663,000) and $107,000, respectively, and loss from operations for the Direct-to-consumer segment for the six months ended June 30, 2009 and 2008 includes restructuring and impairment expenses of $161,000 and $3.0 million for, respectively. See Note B.

NOTE L — CONTINGENCIES

The Company is a defendant in various lawsuits and from time-to-time regulatory proceedings which may require the recall of its products, arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In October 2007, Syratech Corporation (“Syratech”) commenced an action against the Company and the Company’s wholly-owned subsidiary, Syratech Acquisition Corporation, in New York State Supreme Court, New York County, asserting a single cause of action for breach of contract. Syratech alleges that the Company breached the parties’ asset purchase agreement by failing to file and make effective a registration statement for shares of the Company’s common stock issued to Syratech for its assets. The complaint alleges damages of approximately $2.1 million. The Company denies that it is liable to Syratech under the claim set forward in the complaint, and intends to vigorously defend this action. A trial date has been set for November 2009.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

NOTE M — OTHER

Dividends

The Company has not paid a cash dividend on its outstanding shares of common stock during the six months ended June 30, 2009.

Supplemental cash flow information

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,297		$3,838
Cash paid for taxes	279		3,826

Non-cash investing activities:
Grupo Vasconia, S.A.B. translation adjustment	$(1,039)	$	―
Liabilities assumed in business acquisition	―		2,718
Deferred cash purchase price of business acquisition	―		5,000

Comprehensive loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(1,253)	$(3,552)	$(7,212)	$(9,909)
Derivative fair value adjustment, net of taxes	64	712	139	(77)
Grupo Vasconia, S.A.B. foreign currency translation adjustment	1,039	―	190	―
Total comprehensive loss	$(150)	$(2,840)	$(6,883)	$(9,986)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six-month period ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and in our report dated March 31, 2009, we expressed an unqualified opinion on those consolidated financial statements. The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 29.99% interest) as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated March 9, 2009 expressed an unqualified opinion on those statements. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $17.8 million at December 31, 2008 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $1.5 million for the year then ended. As described in Note F, on January 1, 2009, the Company adopted the provisions of FASB Staff Position Accounting Principles Board No. 14-1 (“FSP APB 14-1”) on a retrospective basis resulting in revision of the December 31, 2008 consolidated balance sheet. We have not audited and reported on the revised December 31, 2008 balance sheet reflecting the adoption of FSP APB 14-1.

                /s/ ERNST & YOUNG LLP

Melville, New York

August 6, 2009

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2008 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others:

•	Risks associated with indebtedness;
•	Changes in general economic and business conditions which could affect customer payment practices or consumer spending;
•	Customer credit risks;
•	The Company’s dependence on third-party foreign sources of supply and foreign manufacturing;
•	Changes in demand for the Company’s products and the success of new products;
•	Industry trends;
•	The level of competition in the Company’s industry;
•	Fluctuations in costs of raw materials;
•	Increases in costs relating to manufacturing and transportation of products;
•	Complexities associated with a multi-channel and multi-brand business;
•	The Company’s relationship with key licensors;
•	Encroachments on the Company’s intellectual property;
•	The Company’s relationship with key customers;
•	Product liability claims or product recalls;
•	The timing of delivery of products to customers;
•	Departure of key personnel;
•	Internal development of products by the Company’s customers;
•	Noncompliance with applicable regulations including the Sarbanes-Oxley Act of 2002;
•	Risks associated with the Company’s diret-to-consumer operations;
•	Future acquisitions and integration of acquired businesses;
•	Technological risks;
•	Network security risks; and
•	The seasonal nature of the Company’s business.

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

EFFECTS OF THE CURRENT ECONOMIC ENVIRONMENT

The Company’s financial performance in 2008 and 2009 has been negatively affected by unfavorable global economic conditions. Continued or further deteriorating economic conditions would likely have an adverse impact on the Company’s sales volumes, pricing levels and profitability for the balance of 2009. As economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. If consumers reduce discretionary spending, purchases of the Company’s products may also decline. A general reduction in consumer discretionary spending due to the recession or uncertainties regarding future economic prospects could continue to have a material adverse effect on the Company’s financial condition and results of operations. Further, due to the related credit crisis, the Company believes that available sources of liquidity to the Company are currently limited. However, the Company believes that availability under the Credit Facility and cash flows from operations will be sufficient to fund the Company’s operations and that it will remain in compliance with the Credit Facility covenants. If circumstances were to adversely change, the Company would seek to improve its liquidity by taking actions such as to further lower its inventory and reduce expenses. Additionally, the Company may need to further amend or seek waivers under the Credit Facility and/or seek other sources of liquidity. However, there can be no assurance that any such efforts would be successful or that the results of any such efforts would be adequate. Finally, the combined effects of the economic downturn and credit crisis have had a significant impact on the Company’s retail partners and in certain cases resulted in bankruptcies and eventual liquidation. The Company closely monitors the creditworthiness of its customers. Based upon the evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. The Company has not been materially affected by the bankruptcy or liquidation of any of its customers to date. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company may be materially affected in the future.

2009 INFLUENZA OUTBREAK

In April 2009, public health authorities reported an outbreak of influenza that has the potential to become pandemic and in July 2009, a pandemic was officially declared. A severe and prolonged outbreak may have a significant negative effect on overall economic activity, including the demand for the Company’s products. In response to such an outbreak, public health authorities may recommend that people stay at home or call for employers to close facilities. Significant absenteeism or closing the Company’s facilities would have an adverse effect on the Company’s business. The Company has not experienced any negative impact as a result of the pandemic during the six months ended June 30, 2009. However, the Company is unable to predict the effect the pandemic may have on the Company’s business in the future.

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

MIKASA® ACQUISITION

In June 2008, the Company acquired the business and certain assets of Mikasa, Inc. Net sales from Mikasa® during the three and six month periods ended June 30, 2009 were $9.8 million and $18.9 million, respectively.

INVESTMENT IN GRUPO VASCONIA, S.A.B.

The Company owns approximately 30% of the capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), a manufacturer and distributor of aluminum disks, cookware and related items. Shares of Vasconia capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol VASCONI.MX. The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income for the three and six month periods ended June 30, 2009 and 2008, net of taxes, as equity in earnings of Grupo Vasconia, S.A.B.

RESTRUCTURING EXPENSES

During the three and six months ended June 30, 2009, the Company recognized restructuring and non-cash impairment charges of $(663,000) and $161,000, respectively, in connection with its restructuring plan that began in September 2008. The restructuring charges consisted of adjustments to reflect decisions by the Company not to vacate certain leased space that the Company had expected to vacate and not to terminate the employment of certain employees, whose employment the Company had expected to terminate, and additional charges, primarily for lease obligations, during the period. In addition, the Company adjusted certain impairment charges that were recognized in 2008 related to the restructuring plan as the result of the decision not to vacate certain leased space that Company had expected to vacate and recognized additional impairment charges related to certain space that was vacated during the quarter. The plan was commenced by the Company to exit its retail store business that was historically not profitable. All of the Company’s retail stores were closed by the end of 2008.

GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

In 2008, due primarily to the significant decline in the Company’s market capitalization, the Company recognized non-cash impairment charges of $29.4 million in accordance with Statement of Financial Accounting Standards (“SFAS”) No.142, Goodwill and Other Intangible Assets. As a result of the impairment, the Company wrote off the entire balance of goodwill and reduced the carrying amount of its indefinite-lived intangibles by $2.0 million. On a quarterly basis, due to the uncertain economic environment, the Company continues to assess all of its long-lived assets for impairment. The results of these quarterly assessments have not resulted in any additional impairment charges during the six months ended June 30, 2009.

INVENTORY REDUCTION PLAN

The Company has had an inventory reduction plan in effect since 2007. The plan includes reducing the number of products offered for sale and to shorten the period between inventory procurement and sale to the customer. Consistent with this plan, the Company has been selling slower moving inventory at lower than regular gross margin levels. The plan was developed to increase efficiency by reducing the capital invested in inventory and substantially reducing third-party warehousing and related expenses. The plan has, in certain cases, negatively impacted the Company’s gross margins and may negatively impact the Company’s gross margins in the future. The Company believes this plan has been successful and it expects to continue its inventory reduction efforts for the foreseeable future.

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

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) on a retrospective basis. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate with the resulting debt discount amortized as additional non-cash interest expense over the life of the convertible debt. Accordingly, the accompanying December 31, 2008 condensed consolidated balance sheet and June 30, 2008 condensed consolidated statement of operations and cash flows have been adjusted to reflect the application of the provisions of FSP APB 14-1.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	62.3		59.8		63.4		60.3
Distribution expenses	11.1		13.9		11.7		13.7
Selling, general and administrative expenses	25.8		33.8		25.9		32.7
Restructuring expenses	(0.8)		0.1		0.1		1.6
Income (loss) from operations	1.6		(7.6)		(1.1)		(8.3)
Interest expense	(3.4)		(2.9)		(3.3)		(2.8)
Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(1.8)		(10.5)		(4.4)		(11.1)
Income tax benefit (provision)	(0.4)		5.7		(0.2)		5.4
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	0.6		0.8		0.5		0.5
Net loss	(1.6	) %	(4.0	) %	(4.1	) %	(5.2	) %

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2008

Net Sales

Net sales for the three months ended June 30, 2009 were $85.3 million, a decrease of 7.7% compared to net sales of $92.4 million for the 2008 period.

Net sales for the wholesale segment for the three months ended June 30, 2009 were $80.9 million, an increase of $1.0 million or 1.3% compared to net sales of $79.9 million for the 2008 period. On a comparable basis, adjusting 2009 net sales of Mikasa®, which was acquired on June 6, 2008, to reflect net sales only for the period after June 6, 2009, the same post acquisition period as 2008, net sales for the Company’s wholesale segment were $74.6 million for the three months ended June 30, 2009, a decrease of $5.3 million or 6.6% compared to net sales for the 2008 period. Net sales for the Company’s food preparation product category decreased approximately $0.8 million. The decrease was primarily attributable to lower sales volume due to the liquidation of a significant customer in 2008 and the planned effect of a change in the Company’s relationship with Accent-Fairchild Group, a Canadian company that had previously served as the Company’s distributor in Canada and now operates a portion of its business as Lifetime Brands Canada. The Company’s share of the operating profit of Lifetime Brands Canada is included in net sales. Net sales in the Company’s tabletop product category, excluding Mikasa®, decreased approximately $2.7 million, primarily as a result of lower inventory reduction plan volume. Net sales in the Company’s home décor product category decreased approximately $1.4 million due to lower volume including the Company’s elimination of certain low margin business. Net sales of other wholesale products declined by $0.4 million, primarily due to the disposal of a product line.

Net sales for the direct-to-consumer segment for the three months ended June 30, 2009 were $4.4 million compared to $12.5 million for the 2008 period. On a comparable basis, excluding (a) net sales related to Mikasa® of $0.6 million for the three months ended June 30, 2009, to reflect net sales for the same post acquisition period as 2008, and (b) 2008 period net sales from the Company’s retail stores of $7.2 million that were closed by the end of 2008, net sales for the direct-to-consumer segment were $3.8 million for the three months ended June 30, 2009 compared to $5.3 million for the 2008 period. The Company attributes the decrease in net sales on a comparable basis for the direct-to-consumer segment to the weak retail sales environment.

Cost of sales

Cost of sales for the three months ended June 30, 2009 were $53.1 million compared to $55.3 million for the 2008 period. Cost of sales as a percentage of net sales was 62.3% for the three months ended June 30, 2009 compared to 59.8% for the 2008 period.

Cost of sales as a percentage of net sales for the wholesale segment was 64.0% for the three months ended June 30, 2009 compared to 63.0% for the 2008 period. The decrease in gross margin was primarily attributable to a shift in product mix.

Cost of sales as a percentage of net sales for the direct-to-consumer segment decreased to 29.2% for the three months ended June 30, 2009 from 40.0% for the 2008 period.  The increase in gross margin was primarily due to the elimination of the retail outlet stores.

Distribution expenses

Distribution expenses for the three months ended June 30, 2009 were $9.5 million compared to $12.8 million for the 2008 period. Distribution expenses as a percentage of net sales were 11.1% for the three months ended June 30, 2009 and 13.9% for the 2008 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 9.7% for the three months ended June 30, 2009 compared to 12.6% for the 2008 period. The decrease was primarily attributable to the closure of the Company’s York, Pennsylvania distribution center in 2009, and the elimination of (a) duplicative costs incurred while the Company consolidated its West Coast distribution centers in the 2008 period and (b) additional distribution costs incurred in the 2008 period as the Company transitioned the Mikasa® business, collectively which accounted for approximately 1.6% of the decrease in distribution expenses as a percentage of net sales, and improved labor efficiencies realized during the three months ended June 30, 2009 of approximately 1.3% as a percentage of net sales.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 37.9% for the three months ended June 30, 2009 compared to 21.6% for the 2008 period. The increase is primarily attributable to the effect of closing the Company’s retail stores, which did not incur the high level of freight and labor costs associated with fulfilling individual orders incurred by the Company’s Internet and catalog businesses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 were $22.0 million, a decrease of 29.5% from $31.2 million for the 2008 period.

Selling, general and administrative expenses for the three months ended June 30, 2009 for the wholesale segment were $17.7 million, a decrease of $3.0 million or 14.5% from the $20.7 million for the 2008 period. As a percentage of net sales, selling, general and administrative expenses were 21.9% for the three months ended June 30, 2009 compared to 25.9% for the 2008 period. The decrease was primarily attributable to additional costs incurred in the 2008 period for transitional services related to Mikasa® of approximately $1.1 million with the balance due to the Company’s expense reduction efforts.

Selling, general and administrative expenses for the three months ended June 30, 2009 for the direct-to-consumer segment were $2.0 million compared to $7.7 million for the 2008 period. The decrease was attributable to the elimination in the 2009 period of the costs associated with the Company’s retail outlet stores which were $5.1 million in the 2008 period and a reduction in the number of catalogs mailed to consumers.

Unallocated corporate expenses for the three months ended June 30, 2009 and 2008 were $2.3 million and $2.8 million, respectively. The decrease was primarily attributable to a decrease in professional fees and stock option expenses.

Restructuring expenses

During the three months ended June 30, 2009, the Company recorded restructuring expenses and non-cash impairment charges related to the Company’s restructuring initiative that commenced in the third quarter of 2008 totaling $(663,000), consisting principally of: (a) adjustments to reflect decisions by the Company not to vacate certain leased space that the Company had expected to vacate and not to terminate the employment of certain employees, whose employment the Company had expected to terminate, offset in part by additional charges, primarily for lease obligations recognized during the three months ended June 30, 2009, (b) adjustments to certain impairment charges that were recognized in 2008 as the result of the decision not to vacate certain leased space that Company had expected to vacate and offset in part by impairment charges related to space that was vacated during the three months ended June 30, 2009.

Interest expense

Interest expense for the three months ended June 30, 2009 was $2.9 million compared to $2.7 million for the 2008 period. The increase in interest expense was attributable to higher interest rates during the three months ended June 30, 2009, primarily as the result of an increase in the applicable margin rates under the Company’s Credit Facility due to the March 2009 amendment. The increase was offset in part by lower average borrowings during the three months ended June 30, 2009 compared to the 2008 period.

Income tax benefit (provision)

The income tax provision for the three months ended June 30, 2009 was $0.3 million compared to an income tax benefit of $5.3 million for the 2008 period. The Company’s effective tax rate in the 2009 period reflects a reduction in the valuation allowance recoverable against certain deferred tax assets and a provision for minimum state taxes.

SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2008

Net Sales

Net sales for the six months ended June 30, 2009 were $175.5 million, a decrease of 7.9% compared to net sales of $190.6 million for the 2008 period.

Net sales for the wholesale segment for the six months ended June 30, 2009 were $164.5 million, an increase of $4.3 million or 2.7% compared to net sales of $160.2 million for the 2008 period. On a comparable basis, adjusting 2009 net sales of Mikasa®, which was acquired on June 6, 2008, to reflect net sales only for the period after June 6, 2009, the same post acquisition period as 2008, net sales for the wholesale segment were $149.9 million for the six months ended June 30, 2009, a decrease of $10.3 million or 6.4% compared to the 2008 period. Net sales for the Company’s food preparation product category decreased approximately $5.9 million. The decrease was primarily attributable to lower sales volume due to the liquidation of a significant customer in 2008 and the planned effect of a change in the Company’s relationship with Accent-Fairchild Group, a Canadian company that had previously served as the Company’s distributor in Canada and now operates a portion of its business as Lifetime Brands Canada. The Company’s share of the operating profit of Lifetime Brands Canada is included in net sales. Net sales in the Company’s tabletop product category, excluding Mikasa®, decreased approximately $2.4 million primarily as the result of lower sales of luxury tabletop items, which management attributes to the weak economy and its impact on consumer spending. Net sales in the Company’s home décor product category decreased approximately $1.3 million due primarily to the Company’s elimination of certain low margin business. Net sales of other wholesale products declined by $0.7 million, primarily due to the disposal of a product line.

Net sales for the direct-to-consumer segment for the six months ended June 30, 2009 were $11.0 million compared to $30.4 million for the 2008 period. Excluding 2008 period net sales attributable to the retail stores that the Company closed by the end of 2008 of $18.9 million and sales related to Mikasa® of $1.4 million, to reflect net sales for the same post acquisition period as 2008, sales for the direct-to-consumer segment for the six months ended June 30, 2009 were $9.6 million compared to $11.5 million in the 2008 period. The Company attributes the decrease in net sales on a comparable basis for the direct-to-consumer segment to the weak retail sales environment.

Cost of sales

Cost of sales for the six months ended June 30, 2009 were $111.3 million compared to $114.9 million for the 2008 period. Cost of sales as a percentage of net sales was 63.4% for the six months ended June 30, 2009 compared to 60.3% for the 2008 period.

Cost of sales as a percentage of net sales for the wholesale segment was 65.5% for the six months ended June 30, 2009 compared to 63.1% for the 2008 period. The decrease in gross margin was primarily attributable to a shift in product mix.

Cost of sales as a percentage of net sales for the direct-to-consumer segment decreased to 31.2% for the six months ended June 30, 2009 from 45.4% for the 2008 period.  The increase in gross margin was primarily due to the elimination of the retail outlet stores and the promotional activity that occurred at the stores during the 2008 period.

Distribution expenses

Distribution expenses for the six months ended June 30, 2009 were $20.6 million compared to $26.2 million for the 2008 period. Distribution expenses as a percentage of net sales were 11.7% for the six months ended June 30, 2009 and 13.7% for the 2008 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 9.9% for the six months ended June 30, 2009 compared to 12.7% for the 2008 period. The decrease was primarily attributable to improved labor efficiencies realized during the six months ended June 30, 2009 of approximately 1.5% of net sales and savings related to the closing of the Company’s York, Pennsylvania distribution center and the elimination of duplicative costs incurred while the Company consolidated its West Coast distribution centers which accounted for approximately 1.3% of the decrease of distribution expenses as a percentage of net sales.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 39.1% for the six months ended June 30, 2009 compared to 19.1% for the 2008 period. The increase is primarily attributable to the effect of closing the Company’s retail stores, which did not incur the high level of freight and labor costs associated with fulfilling individual orders incurred by the Company’s Internet and catalog businesses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 were $45.5 million, a decrease of 27.0% from $62.3 million for the 2008 period.

Selling, general and administrative expenses for the six months ended June 30, 2009 for the wholesale segment were $36.1 million, a decrease of $3.6 million or 9.1% from the $39.7 million for the 2008 period. As a percentage of net sales, selling, general and administrative expenses were 21.9% for the six months ended June 30, 2009 compared to 24.8% for the 2008 period. The decrease was primarily attributable to additional costs incurred in the 2008 period for transitional services related to Mikasa® of approximately $1.1 million with the balance due to the Company’s expense reduction efforts.

Selling, general and administrative expenses for the six months ended June 30, 2009 for the direct-to-consumer segment were $4.5 million compared to $17.2 million for the 2008 period. The decrease was primarily attributable to the elimination of the costs associated with the Company’s retail stores that were closed by the end of 2008, which incurred expenses of $12.2 million in the 2008 period, and a reduction in the number of catalogs mailed to consumers.

Unallocated corporate expenses for the six months ended June 30, 2009 and 2008 were $4.9 million and $5.4 million, respectively. The decrease was primarily attributable to a decrease in professional fees and stock option expenses.

Restructuring expenses

During the six months ended June 30, 2009, the Company recorded restructuring expenses and non-cash impairment charges related to the Company’s restructuring initiative that commenced in the third quarter of 2008 totaling $161,000 consisting principally of: (a) adjustments to reflect decisions by the Company not to vacate certain leased space that the Company had expected to vacate and not to terminate the employment of certain employees, whose employment the Company had expected to terminate, offset in part by additional charges, primarily for lease obligations recognized during the three months ended June 30, 2009, (b) adjustments to certain impairment charges that were recognized in 2008 as the result of the decision not to vacate certain leased space that Company had expected to vacate offset in part by impairment charges related to space that was vacated during the six months ended June 30, 2009.

Interest expense

Interest expense for the six months ended June 30, 2009 was $5.8 million compared to $5.3 million for the 2008 period. The increase in interest expense was primarily attributable to higher interest rates during the six months ended June 30, 2009 primarily as the result of an increase in the applicable margin rates under the Company’s Credit Facility due to the March 2009 amendment. The increase was offset in part by lower average borrowings during the six months ended June 30, 2009 compared to the 2008 period.

Income tax benefit (provision)

The income tax provision for the six months ended June 30, 2009 was $0.4 million compared to an income tax benefit of $10.2 million for the 2008 period. The Company’s effective tax rate in the 2009 period reflects a reduction in the valuation allowance recoverable against certain deferred tax assets and a provision for minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payment of principal and interest on its debt.

At June 30, 2009, the Company had cash and cash equivalents of $3.8 million, compared to $3.5 million at December 31, 2008.

Borrowings under the Company’s Credit Facility were $57.8 million at June 30, 2009 which represents a decrease of $31.5 million from December 31, 2008.

The Company believes that available sources of liquidity to the Company are currently limited. However, the Company believes that availability under the Credit Facility and cash flows from operations will be sufficient to fund the Company’s operations and that it will remain in compliance with the Credit Facility covenants. If circumstances were to adversely change, the Company would seek to improve its liquidity by taking actions such as to further lower its inventory and reduce expenses. Additionally, the Company may need to further amend or seek waivers under the Credit Facility and/or seek other sources of liquidity. However, there can be no assurance that any such efforts would be successful or that the results of any such efforts would be adequate. Finally, the combined effects of the economic downturn and credit crisis have had a significant impact on the Company’s retail partners and in certain cases resulted in bankruptcies and eventual liquidation. The Company closely monitors the creditworthiness of its customers. Based upon the evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. The Company has not been materially affected by the bankruptcy or liquidation of any of its customers to date. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company may be materially affected in the future.

Credit facility

The Company has a $150 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. At December 31, 2008, the Company was not in compliance with the financial covenants required by the Credit Facility. On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the“Amendment”). Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modifies the Credit Facility in certain ways including, as follows: (i) changes the maturity date to January 31, 2011, (ii) adds certain asset categories to the borrowing base, (iii) increases the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revises the minimum EBITDA and fixed charge coverage covenants and adds both a minimum net sales and maximum capital expenditures covenant, (v) eliminates the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminates the $50 million accordion feature, (vii) revises the minimum excess availability amount and (viii) places restrictions on dividends and acquisitions. The Amendment also provides for a lock-box arrangement with the collateral agent.   The Company has classified the indebtedness as a Current Liability in its Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 because the Credit Facility requires the Company to maintain a “lock-box” for the benefit of its lenders.

At June 30, 2009, the Company had $1.6 million of open letters of credit and $57.8 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at June 30, 2009 ranged from 5.75% to 8.87%. Availability under the Credit Facility at June 30, 2009 was $44.3 million (net of $10.0 million of minimum required availability). The Company has interest rate swap and collar agreements with an aggregate notional amount of $55.2 million at June 30, 2009. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility.

The Company was in compliance with its financial covenants at June 30, 2009. The Company’s consolidated EBITDA for the six months ended June 30, 2009 was $4.9 million compared to the minimum consolidated EBITDA required by the Credit Facility of $(3.4) million. Capital expenditures for the six months ended June 30, 2009 were $1.2 million compared to the maximum capital expenditures permitted by the Credit Facility of $3.5 million. Net sales for the three months ended June 30, 2009 were $85.3 million compared to the minimum net sales required by the Credit Facility of $80.2 million.

The borrowing base at June 30, 2009 under the Credit facility is determined as the sum of (1) (a) 85% of eligible receivables, (b) 90% of the orderly liquidation value of eligible inventory and (c) 50% of the orderly liquidation value of the Company’s trademarks, less (2) reserves.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net loss as reported to consolidated EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net loss as reported	$(1,253)	$(3,552)	$(7,212)	$(9,909)
Add back:
Provision for income taxes	281	(5,341)	416	(10,192)
Interest expense	2,894	2,655	5,767	5,336
Depreciation and amortization	2,883	2,756	5,485	5,331
Amortization of bank fees	325	37	401	65
Restructuring expenses	(1,694)	107	(870)	2,987
Stock option expense	483	615	942	1,228
Consolidated EBITDA	$3,919	$(2,723)	$4,929	$(5,154)

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

Effective January 1, 2009, the Company adopted the provisions of FSP APB 14-1 on a retrospective basis. Accordingly, the accompanying December 31, 2008 condensed consolidated balance sheet and June 30, 2008 condensed consolidated statement of operations and cash flows have been adjusted to reflect the application of the provisions of FSP APB 14-1. The cumulative effect of applying the provisions of FSP APB 14-1 resulted in an addition to the accumulated deficit of $3.5 million as of January 1, 2009.

Dividends

The Company has not paid a cash dividend on its outstanding shares of common stock during the six months ended June 30, 2009.

Operating activities

Cash provided by operating activities was $33.2 million for the six months ended June 30, 2009 compared to cash used by operating activities of $11.2 million in the 2008 period. The increase resulted from improved operating results and a working capital decrease during the 2009 period. The decrease in working capital was primarily attributable to a reduction of inventory during the six months ended June 30, 2009 and a greater reduction of accounts receivable during the six months ended June 30, 2009 compared to the 2008 period.

Investing activities

Cash used in investing activities was $1.2 million for the six months ended June 30, 2009 compared to $17.2 million in the 2008 period. The Company’s 2009 planned capital expenditures are estimated not to exceed $6.0 million.

Financing activities

Cash used by financing activities was $31.6 million for the six months ended June 30, 2009 compared to cash provided by financing activities of $25.4 million for the 2008 period. In 2009, net repayments under the Company’s Credit Facility were $31.5 million compared to net borrowings of $27.1 million for the 2008 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has interest rate swap agreements with an aggregate notional amount of $50.0 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended June 30, 2009.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2009, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act, regarding the San German Ground Water Contamination Superfund Site, San German Puerto Rico.

In March 2008, EPA announced that the San German Ground Water Contamination site in Puerto Rico was added to the Superfund National Priorities List due to contamination present in the local drinking water supply. Wallace received a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act regarding the San German Ground Water Contamination Superfund Site, San German, Puerto Rico, dated May 29, 2008 from EPA. EPA requested that Wallace provide information regarding Wallace’s occupation of the facility located in San German, Puerto Rico and contamination of the ground water supply. By letter dated June 18, 2008, the Company responded to EPA’s Request for Information on behalf of Wallace. The Company has engaged environmental consultants to investigate the environmental condition of the property and preliminary discussions with EPA have been initiated and are ongoing. At this time, it is not possible to make an evaluation of an outcome.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

1.	The following proposals were submitted to a vote of the stockholders of the Company and approved at the Company’s annual meeting of stockholders held on June 11, 2009:

PROPOSAL NO. 1

Election of the following eight directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	For	Withheld
David Dangoor	9,353,378	1,979,556
Michael Jeary	9,645,162	1,687,772
Cherrie Nanninga	9,300,952	2,031,982
Craig Phillips	10,584,526	748,408
Ronald Shiftan	10,474,066	858,868
Jeffrey Siegel	11,084,800	248,134
William Westerfield	11,089,261	243,673
John Koegel	11,095,908	237,026

PROPOSAL NO. 2

Ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company:

For	Against	Abstain
11,227,465	100,105	5,364

PROPOSAL NO. 3

Approval of an amendment to the Company’s 2000 Long-Term Incentive Plan to increase the number of shares of the Company’s common stock available for grant under the plan by 1,000,000 to 3,500,000:

For	Against	Abstain
6,065,878	1,493,356	21,158

Item 6. Exhibits

Exhibit No.

10.1

Second Amended and Restated Credit Agreement, dated as of October 31, 2006, among Lifetime Brands, Inc., Lenders party thereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent.

10.2

Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 31, 2008, by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent and HSBC Bank USA, National Association, as Administrative Agent.

10.3

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 10, 2009
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	August 10, 2009
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)