Form 10-Q
period 2009-09-30
LIFETIME BRANDS, INC
filed 2009-11-06
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☐

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 6, 2009 was 12,023,059.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(unaudited)	(as adjusted see Note F)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 899	$ 3,478
Accounts receivable, less allowances of $11,371 at 2009 and $14,651 at 2008	71,915	67,562
Inventory (Note A)	126,455	141,612
Income taxes receivable (Note J)	226	11,597
Prepaid expenses and other current assets	8,203	8,429
TOTAL CURRENT ASSETS	207,698	232,678
PROPERTY AND EQUIPMENT, net	45,065	49,908
INTANGIBLES, net (Note D)	37,824	38,420
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note C)	19,231	17,784
OTHER ASSETS	3,565	2,991
TOTAL ASSETS	$313,383	$341,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank borrowings (Note E)	$ 62,863	$ 89,300
Accounts payable	27,819	24,151
Accrued expenses	28,571	36,530
Deferred income tax liabilities (Note J)	436	―
Income taxes payable (Note J)	127	―
TOTAL CURRENT LIABILITIES	119,816	149,981
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	23,259	23,054
DEFERRED INCOME TAXES (Note J)	3,841	3,373
CONVERTIBLE NOTES (Note F)	69,840	67,864

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,023,059 in 2009 and 11,989,724 in 2008	120	120
Paid-in capital	128,983	127,497
Accumulated deficit	(23,850)	(21,515)
Accumulated other comprehensive loss	(8,626)	(8,593)
TOTAL STOCKHOLDERS’ EQUITY	96,627	97,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,383	$341,781

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(as adjusted see Note F)		(as adjusted see Note F)

Net sales	$111,422	$140,624	$286,970	$331,217

Cost of sales	69,778	86,096	181,032	200,989
Distribution expenses	10,313	14,104	30,863	40,260
Selling, general and administrative expenses	23,061	32,464	68,583	94,750
Restructuring expenses (Note B)	671	4,595	832	7,582

Income (loss) from operations	7,599	3,365	5,660	(12,364)

Interest expense (Note F)	(3,294)	(2,870)	(9,061)	(8,206)

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	4,305	495	(3,401)	(20,570)

Income tax benefit (provision) (Note J)	(153)	(1,936)	(569)	8,256
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes (Note C)	727	390	1,637	1,354

NET INCOME (LOSS)	$ 4,879	$ (1,051)	$ (2,333)	$(10,960)

BASIC INCOME (LOSS) PER COMMON SHARE (Note I)	$ 0.41	$ (0.09)	$ (0.19)	$ (0.92)
DILUTED INCOME (LOSS) PER COMMON SHARE (Note I)	$ 0.40	$ (0.09)	$ (0.19)	$ (0.92)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
		(as adjusted see Note F)
OPERATING ACTIVITIES
Net loss	$ (2,333)	$ (10,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,258	7,953
Amortization of debt discount	1,976	1,805
Deferred rent	597	1,612
Deferred income taxes	163	(699)
Stock compensation expense	1,488	1,898
Undistributed earnings of Grupo Vasconia, S.A.B.	(1,419)	(1,091)
Asset impairment (Note B)	(831)	4,274
Changes in operating assets and liabilities:
Accounts receivable, net	(4,353)	(20,024)
Inventory	15,157	(14,636)
Prepaid expenses, other current assets and other assets	(968)	(2,016)
Accounts payable, accrued expenses and other liabilities	(3,601)	15,997
Income taxes receivable	11,263	―
Prepaid income taxes	―	(9,061)
Income taxes payable	(97)	(4,520)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	25,300	(29,468)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,667)	(6,850)
Proceeds from sale of property and equipment	408	―
Business acquisitions	―	(12,312)
NET CASH USED IN INVESTING ACTIVITIES	(1,259)	(19,162)

FINANCING ACTIVITIES
Proceeds (repayments) of borrowings, net	(26,437)	47,200
Proceeds from exercise of stock options	―	8
Payment of capital lease obligations	(183)	(344)
Cash dividends paid	―	(2,246)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,620)	44,618

DECREASE IN CASH AND CASH EQUIVALENTS	(2,579)	(4,012)
Cash and cash equivalents at beginning of period	3,478	4,172

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 899	$ 160

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Revenue recognition

Wholesale sales are recognized when title is transferred to the customer. Internet and catalog sales are recognized upon delivery to the customer. The retail store sales in 2008 were recognized at the time of sale. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $914,000 and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $2.5 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses. Freight-out expenses amounted to $1.4 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively, and $4.5 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

	September 30, 2009	December 31, 2008
	(in thousands)
Finished goods	$123,562	$137,378
Work in process	2,266	2,197
Raw materials	627	2,037
Total	$126,455	$141,612

Derivatives

The Company accounts for derivative instruments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 815, Derivatives and Hedging. ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

Fair value measurements

In September 2006, the FASB issued ASC Topic No. 820, Fair Value Measurements and Disclosures, which provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued ASC Topic No. 820-10-65, Fair Value Measurements and Disclosures- Transition and Open Effective Date Information, which amended ASC Topic No. 820 to remove certain leasing transactions from its scope and delayed the effective date of ASC Topic No. 820 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009. On January 1, 2008, the Company adopted ASC Topic No. 820, except as it applied to nonfinancial assets and liabilities as permitted by the related guidance. Fair value measurements included in the Company’s condensed consolidated financial statements relate solely to the Company’s derivatives described in Note G. The Company adopted ASC Topic No. 820-10-65 on January 1, 2009 which did not have a material impact on the Company’s condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Fair value of financial instruments

The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature. The Company estimated that the carrying amounts of borrowings outstanding under its revolving credit facility approximate fair value since such borrowings bear interest at variable market rates. The fair value of the Company’s $75 million 4.75% Convertible Senior Notes (the “Notes”) at September 30, 2009 was $54.8 million and was determined based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system.

New accounting pronouncements

In May 2008, the FASB issued ASC Topic No. 470-20, Debt with Conversion and Other Options, which requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate with the resulting debt discount amortized as additional non-cash interest expense over the life of the convertible debt. The provisions of ASC Topic No. 470-20 were effective for the Company on January 1, 2009 and the effects on the Company’s condensed consolidated financial statements as a result of the adoption are described in Note F.

In April 2009, the FASB issued ASC Topic No. 820-10-50, Financial Interim Disclosures about Fair Value of Financial Instruments, which amends ASC Topic No. 825, Financial Instruments, to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC Topic No. 270, Interim Reporting, to require those disclosures in summarized financial information in interim reporting periods. The adoption of ASC Topic No. 820-10-50, which became effective for interim periods ending after June 15, 2009, did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events. ASC Topic No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic No. 855 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC Topic No. 855 did not have a material impact on the Company’s condensed consolidated financial statements.

Subsequent events

The Company has evaluated subsequent events through November 6, 2009, the date of issuance of its condensed consolidated financial statements for the quarter ended September 30, 2009.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE B — RESTRUCTURING

September 2008 restructuring initiative

In September 2008, management of the Company commenced a plan to close all 53 of its remaining Pfaltzgraff® factory and clearance stores and Farberware® outlet stores and vacate its York, Pennsylvania distribution center and certain showrooms. In connection with the store closings, through September 30, 2009, the Company has incurred certain restructuring related costs for store lease obligations, consulting fees, employee related expenses and other incremental costs related to the closures of $12.4 million.

Pursuant to ASC Topic No. 205-20, Presentation of Financial Statements- Discontinued Operations, the Company has not accounted for its retail store operations as discontinued operations since the Company believes that the operations and cash flows of the retail store business would not be eliminated from the on-going operations of the Company as a result of these store closings. Specifically, the Company determined that the migration of customers from the Company’s retail stores to the Company’s Internet, catalog and wholesale business would not be insignificant. For this purpose, the Company concluded that migration of sales from the retail stores to the Internet, catalog and wholesale business of greater than 5% would be significant.

The Company incurred restructuring related expenses during the three and nine months ended September 30, 2009, respectively, in connection with this restructuring initiative, consisting of the following:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)
Lease obligations	$ —	$ 1,185
Employee related expenses	—	(206)
Other related costs	321	321
Total	$ 321	$ 1,300

The following is a roll-forward of the amounts included in accrued expenses related to the September 2008 restructuring initiative (in thousands):

	Balance December 31, 2008	Accrual adjustments	Charges	Payments	Balance September 30, 2009
Lease obligations	$7,578	$(439)	$1,624	$(7,528)	$1,235
Consulting fees	354	—	—	(354)	—
Employee related expenses	1,168	(289)	83	(920)	42
Other related costs	224	—	321	(501)	44
Total	$9,324	$(728)	$2,028	$(9,303)	$1,321

The adjustments in the table above reflect decisions by the Company not to vacate certain leased space that the Company had expected to vacate and not to terminate the employment of certain employees, whose employment the Company had expected to terminate.

In addition, during  the nine months ended September 30, 2009, the Company recorded a total non-cash asset impairment reduction of $831,000. This reduction represents a revision of $(1.2) million to reduce an impairment charge recorded in 2008 due to the decision not to vacate certain space that was expected to be vacated and a $385,000 charge related to showroom space and a distribution center that was vacated during the nine months ended September 30, 2009. The amount is included in restructuring expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE B — RESTRUCTURING (continued)

Third quarter 2009 restructuring activities

During the three months ended September 30, 2009, management of the Company commenced a plan to realign the management structure of certain of its divisions and eliminate a portion of the workforce at its Puerto Rico sterling silver manufacturing facility. In connection with these restructuring activities, the Company recorded $363,000 of restructuring expenses during the three months ended September 30, 2009 consisting of employee related expenses, of which $267,000 of these expenses were unpaid and included in accrued expenses at September 30, 2009. The Company expects to record additional employee related expenses of approximately $100,000 in connection with these restructuring activities during the fourth quarter of 2009.

NOTE C — INVESTMENT IN GRUPO VASCONIA, S.A.B.

In December 2007, the Company acquired approximately a 30% interest in Grupo Vasconia, S.A.B. (“Vasconia”) for $23.0 million in cash. The Company accounts for its investment in Vasconia using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired), for the three and nine month periods ended September 30, 2009 and 2008 in the accompanying condensed consolidated statements of operations. The Company’s proportionate share of Vasconia’s net income has been translated from Mexican Pesos (“MXP”) to U.S. Dollars (“USD”) using the average daily exchange rate during the three and nine month periods ended September 30, 2009 and 2008. During the nine months ended September 30, 2009, the Company received a cash dividend of $218,000 from Vasconia.

Summarized income statement information for Vasconia in USD and MXP is as follows:

	Three Months Ended September 30,
	2009		2008
	(in thousands)
	USD	MXP	USD	MXP
Net Sales	$24,188	$320,199	$23,911	$246,179
Gross Profit	7,159	94,777	6,712	69,104
Income from operations	3,575	47,321	2,217	22,830
Net Income	2,871	38,010	1,691	17,405

	Nine Months Ended September 30,
	2009		2008
	(in thousands)
	USD	MXP	USD	MXP
Net Sales	$69,737	$951,109	$85,630	$899,461
Gross Profit	19,471	265,000	20,944	219,734
Income from operations	9,348	127,474	8,212	86,240
Net Income	6,564	88,976	5,843	61,242

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE D — INTANGIBLE ASSETS

Intangible assets

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trade names	$25,530	$ ―	$25,530	$25,530	$ ―	$25,530

Finite-lived intangible assets:
Licenses	15,847	(5,557)	10,290	15,847	(5,123)	10,724
Trade names	2,477	(1,164)	1,313	2,477	(1,103)	1,374
Customer relationships	586	(396)	190	586	(321)	265
Patents	584	(83)	501	584	(57)	527
Total	$45,024	$(7,200)	$37,824	$45,024	$(6,604)	$38,420

NOTE E — CREDIT FACILITY

The Company has a $130 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company.

On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the “Amendment”). Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modified the Credit Facility in certain ways including, as follows: (i) changed the maturity date to January 31, 2011, (ii) added certain asset categories to the borrowing base, (iii) increased the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revised the minimum Consolidated EBITDA (as defined in the Credit Facility) and fixed charge coverage covenants and added both a minimum net sales and maximum capital expenditures covenant, (v) eliminated the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminated the $50 million accordion feature, (vii) revised the minimum excess availability amount and (viii) placed restrictions on dividends and acquisitions. The Amendment also provided for a lock-box arrangement with the collateral agent. The Company has classified the indebtedness as a current liability in its condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 because the Credit Facility requires the Company to maintain a “lock-box” for the benefit of its lenders.

On October 13, 2009, the Company entered into an agreement with its lenders to reduce the minimum net sales requirement for the quarter ended September 30, 2009 from $114.8 million to $107.0 million.

On October 30, 2009, the Company entered into an agreement with its lenders to amend the Credit Facility to, among other things: (i) reduce the minimum required availability to $15.0 million for all fiscal quarters beginning with the fiscal quarter ended September 30, 2009, (ii) eliminate the orderly liquidation value of the Company’s trademarks from the borrowing base and (iii) reduce the total commitment to $130.0 million.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE E — CREDIT FACILITY (continued)

At September 30, 2009, the Company had $2.4 million of open letters of credit and $62.9 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at September 30, 2009 ranged from 3.625% to 6.25%. Availability under the Credit Facility at September 30, 2009 was $42.7 million (net of $15.0 million of minimum required availability). The Company has interest rate swap and collar agreements (see Note G) with an aggregate notional amount of $55.2 million at September 30, 2009. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility. The Company was in compliance with its financial covenants at September 30, 2009.

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

Effective January 1, 2009, the Company adopted the provisions of ASC Topic No. 470-20 on a retrospective basis as though the provisions were in effect at the date of issuance of the Notes in June 2006. As a result of the adoption, the Company reclassified $7.9 million (net of taxes of $4.9 million) from convertible notes to additional paid-in-capital. The reclassification created a debt discount of $12.8 million to be amortized to interest expense over the term of the Notes. The cumulative effect of applying the provisions of ASC Topic No. 470-20 resulted in an addition to the accumulated deficit of $3.5 million as of January 1, 2009.

The following tables set forth the effects of the retrospective adoption of ASC Topic No. 470-20 on the Company’s condensed consolidated balance sheet at December 31, 2008, condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and condensed consolidated statement of cash flows for the nine months ended September 30, 2008 (in thousands, except per share data):

Selected balance sheet data:

	December 31, 2008
	As reported	(unaudited) As adjusted
Convertible notes	$ 75,000	$ 67,864
Paid-in-capital	116,869	127,497
Accumulated deficit	(18,023)	(21,515)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE F — CONVERTIBLE NOTES (continued)

Selected statement of operations and cash flow data:

	Three Months Ended September 30, 2008
	(unaudited)
	As reported	As adjusted
Interest expense	$(2,255)	$(2,870)
Income before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	1,110	495
Income tax provision	(2,174)	(1,936)
Net loss	(674)	(1,051)
Basic and diluted loss per common share	(0.06)	(0.09)

	Nine Months Ended September 30, 2008
	(unaudited)
	As reported	As adjusted
Interest expense	$ (6,401)	$ (8,206)
Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(18,765)	(20,570)
Income tax benefit	7,557	8,256
Net loss	(9,854)	(10,960)
Basic and diluted loss per common share	(0.82)	(0.92)
Amortization of debt discount	―	1,805
Deferred income taxes	―	(699)

At September 30, 2009 and December 31, 2008, the carrying amounts of the debt and equity components of the Notes were as follows (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Carrying amount of equity component, net of tax	$10,628	$10,628

Principal amount of liability component	$75,000	$75,000
Unamortized discount	(5,160)	(7,136)
Carrying amount of debt component	$69,840	$67,864

At September 30, 2009 the remaining period over which the debt discount will be amortized is 1.75 years. The effective interest rate of the liability component was 9.02% at the date of issuance. Total interest recognized related to the Notes, including amortization of the debt discount and offering costs, was $1.7 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively, and $5.1 million and $3.6 million for the nine months ended September 30, 2009 and 2008, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE G — DERIVATIVES

The Company has interest rate swap agreements with an aggregate notional amount of $50.0 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with its variable interest rate borrowings.

Certain interest rate swap agreements with an aggregate notional amount of $35.0 million were not designated as hedges under ASC Topic No. 815 and the fair value gains or losses from these swap agreements are recognized in earnings (loss). The effect of recording these interest rate swap agreements at fair value resulted in unrealized gains of $34,000 and $104,000 for the three and nine month periods ended September 30, 2009, respectively, and $58,000 and $67,000 for the three and nine month periods ended September 30, 2008, respectively, which is included in interest expense. The agreements expire in January 2011.

An interest rate swap agreement with a notional amount of $15.0 million and the interest rate collar agreements were designated as cash flow hedges under ASC Topic No. 815-30, Cash Flow Hedges. The effective portion of the fair value gains or losses on these agreements is recorded as a component of accumulated other comprehensive loss. The effect of recording these derivatives at fair value resulted in unrealized gains of $29,000 and $255,000 for the three and nine month periods ended September 30, 2009, respectively, and unrealized losses of $114,000 and $192,000 for the three and nine month periods ended September 30, 2008, respectively. The Company currently projects that its future borrowings may be below the notional amount of its interest rate collars and swap accounted for as cash flow hedges. Therefore, an amount that has not yet been determined may be reclassified from other comprehensive income (loss) and recognized in the Company’s statement of operations during the fourth quarter of 2009. Further, additional amounts may be reclassified from other comprehensive income (loss) and recognized in the statement of operations through the termination of the collars and swap as the result of further decreases in debt levels. The agreements expire in November and December 2010.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $2.1 million at September 30, 2009 and is included in deferred rent & other long-term liabilities.

NOTE H — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2009 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2009	2,036,650	$20.41
Grants	632,000	3.43
Exercises	―	―
Cancellations	(791,726)	25.13
Options outstanding, September 30, 2009	1,876,924	12.70	6.70	$1,703,082
Options exercisable, September 30, 2009	675,323	17.99	4.71	$ 63,042

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE H — STOCK COMPENSATION (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2009. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2009 and the exercise price.

The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised. There were no stock options exercised during the nine months ended September 30, 2009.

The Company recognized stock option expense of $547,000 and $615,000 for the three months ended September 30, 2009 and 2008, respectively, and $1.5 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. Total unrecognized compensation cost related to unvested stock options at September 30, 2009, before the effect of income taxes, was $4.4 million and is expected to be recognized over a weighted-average period of 2.55 years.

In February 2009, two key executives of the Company irrevocably and voluntarily cancelled their options to purchase 600,000 shares of the Company’s common stock, which had a nominal fair value, in order to increase the shares available for grant under the Company’s 2000 Long-Term Incentive Plan (the “Plan”). In June 2009, the shareholders of the Company approved an amendment to the Plan to increase the shares available for grant by 1,000,000 shares. At September 30, 2009, there were approximately 1.9 million shares available for grant under the Plan.

During the nine months ended September 30, 2009, the Company issued 33,335 restricted shares of the Company’s common stock to its Board of Directors representing payment of a portion of their annual retainer. The total fair value of the restricted shares, based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant was $150,000. The shares vest 100% one year from the date of grant.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE I — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net income (loss)- basic	$ 4,879	$ (1,051)	$ (2,333)	$(10,960)
Interest expense, net, 4.75% Convertible Senior Notes	1,063	―	―	―
Net income (loss) - diluted	$ 5,942	$ (1,051)	$ (2,333)	$(10,960)

Weighted-average shares outstanding – basic	12,023	11,985	12,003	11,973
Effect of dilutive securities:
Stock options	81	―	―	―
4.75% Convertible Senior Notes	2,679	―	―	―
Weighted-average shares outstanding – diluted	14,783	11,985	12,003	11,973
Basic income (loss) per common share	$ 0.41	$ (0.09)	$ (0.19)	$ (0.92)
Diluted income (loss) per common share	$ 0.40	$ (0.09)	$ (0.19)	$ (0.92)

The computation of diluted income per common share for the three months ended September 30, 2009 excludes options to purchase 1,294,923 shares. The computation of diluted loss per common share for the three months ended September 30, 2008 excludes: (i) options to purchase 1,786,150 shares and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Senior Notes and related interest expense. The computation of diluted loss per common share for the nine months ended September 30, 2009 and 2008 excludes: (i) options to purchase 1,641,574 shares and 1,791,650 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Senior Notes and related interest expense. These shares were excluded due to their antidilutive effect.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

NOTE J — INCOME TAXES

At December 31, 2008, the Company had a Federal net operating loss carry forward of $1.3 million which will expire in 2029. Additionally, the Company has various state net operating loss carry forwards that will begin to expire in 2014. Since management is uncertain of its ability to utilize its future deferred tax benefits, a full valuation allowance has been established. In accordance with ASC Topic No. 740, Income Taxes, the Company has offset its total deferred tax asset with certain deferred tax liabilities that are expected to reverse in the carry forward period.

As a result of the taxable loss incurred for 2008, the Company filed a Federal income tax return reflecting a refund due of $11.3 million on income taxes paid for 2006 and 2007. The Company received the refund during the three months ended June 30, 2009 and used the funds to pay amounts due under the Company’s Credit Facility.

The estimated value of the Company’s tax positions at September 30, 2009 is a liability of $498,000. There were no changes to this amount during the nine-month period ended September 30, 2009. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s liability would be reduced by $498,000, of which $307,000 would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $342,000 of its tax positions will be resolved within the next twelve months.

The Company has identified Federal, California, Massachusetts, New York and New Jersey as “major” tax jurisdictions. The periods subject to examination for the Company’s Federal returns are years 2006, 2007 and 2008. The periods subject to examination for the Company’s California, Massachusetts, New York and New Jersey returns are years 2005, 2006 and 2007.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and nine month periods ended September 30, 2009 and 2008.

NOTE K — BUSINESS SEGMENTS

The Company operates in two reportable business segments; the wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff® and Mikasa® Internet websites and the Company’s Pfaltzgraff® mail-order catalogs. As described in Note B, the Company ceased operating its Pfaltzgraff® factory and clearance stores and Farberware® outlet stores by December 31, 2008. The results of operations of certain of these stores were included in the direct-to-consumer segment during the three and nine month periods ended September 30, 2008.

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

September 30, 2009

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net sales
Wholesale	$106,316	$124,265	$270,820	$284,499
Direct-to-consumer	5,106	16,359	16,150	46,718
Total net sales	$111,422	$140,624	$286,970	$331,217

Income (loss) from operations
Wholesale (1)	$ 11,218	$ 12,145	$ 15,625	$ 11,268
Direct-to-consumer (1)	(1,010)	(6,103)	(2,401)	(15,571)
Unallocated corporate expenses	(2,609)	(2,677)	(7,564)	(8,061)
Total income (loss) from operations	$ 7,599	$ 3,365	$ 5,660	$ (12,364)

Depreciation and amortization
Wholesale	$ (2,687)	$ (2,325)	$ (8,104)	$ (7,272)
Direct-to-consumer	(83)	(232)	(154)	(681)
Total depreciation and amortization	$ (2,770)	$ (2,557)	$ (8,258)	$ (7,953)

Note:

(1)

Loss from operations for the Direct-to-consumer segment for the three months ended September 30, 2009 and 2008 includes restructuring and impairment expenses of $308,000 and $4.6 million, respectively, and loss from operations for the Direct-to-consumer segment for the nine months ended September 30, 2009 and 2008 includes restructuring and impairment expenses of $469,000 and $7.6 million, respectively. Income from operations for the Wholesale segment for the three and nine months ended September 30, 2009 includes restructuring expenses of $363,000. See Note B.

NOTE L — CONTINGENCIES

The Company is a defendant in various lawsuits and from time-to-time regulatory proceedings which may require the recall of its products, arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In October 2007, Syratech Corporation (“Syratech”) commenced an action against the Company and the Company’s wholly-owned subsidiary, Syratech Acquisition Corporation, in the New York State Supreme Court, New York County, asserting a single cause of action for breach of contract. Syratech alleges that the Company breached the parties’ asset purchase agreement by failing to file and make effective a registration statement for shares of the Company’s common stock issued to Syratech for its assets. The complaint alleges damages of approximately $2.1 million. The Company denies that it is liable to Syratech under the claim set forward in the complaint, and intends to vigorously defend this action. A trial date has been set for November 2009.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

NOTE M — OTHER

Dividends

The Company has not paid a cash dividend on its outstanding shares of common stock during the nine months ended September 30, 2009.

Supplemental cash flow information

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,363	$6,767
Cash paid for taxes	437	5,933

Non-cash investing activities:
Grupo Vasconia, S.A.B. foreign currency translation adjustment	$ 221	$ ―
Liabilities assumed in business acquisition	―	3,264
Deferred cash purchase price of business acquisition	―	5,000

Comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$4,879	$(1,051)	$(2,333)	$(10,960)
Derivative fair value adjustment, net of taxes	18	(114)	156	(192)
Grupo Vasconia, S.A.B. foreign currency translation adjustment	(411)	―	(221)	―
Total comprehensive income (loss)	$4,486	$(1,165)	$(2,398)	$(11,152)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended and in our report dated March 31, 2009, we expressed an unqualified opinion on those consolidated financial statements. The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 29.99% interest) as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated March 9, 2009 expressed an unqualified opinion on those statements. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $17.8 million at December 31, 2008 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $1.5 million for the year then ended. As described in Note F, on January 1, 2009, the Company adopted the provisions of the FASB Accounting Standards Codification Topic No. 470-20 (“ASC Topic No. 470-20”) on a retrospective basis resulting in a revision of the December 31, 2008 consolidated balance sheet. We have not audited and reported on the revised December 31, 2008 balance sheet reflecting the adoption of ASC Topic No. 470-20.

/s/ ERNST & YOUNG LLP

Melville, New York

November 6, 2009

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2008 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others:

●	Risks associated with indebtedness;

●	Changes in general economic and business conditions which could affect customer payment practices or consumer spending;

●	Customer credit risks;

●	The Company’s dependence on third-party foreign sources of supply and foreign manufacturing;

●	Changes in demand for the Company’s products and the success of new products;

●	Industry trends;

●	The level of competition in the Company’s industry;

●	Fluctuations in costs of raw materials;

●	Increases in costs relating to manufacturing and transportation of products;

●	Complexities associated with a multi-channel and multi-brand business;

●	The Company’s relationship with key licensors;

●	Encroachments on the Company’s intellectual property;

●	The Company’s relationship with key customers;

●	Product liability claims or product recalls;

●	The timing of delivery of products to customers;

●	Departure of key personnel;

●	Internal development and sourcing of products by the Company’s customers;

●	Noncompliance with applicable regulations including the Sarbanes-Oxley Act of 2002;

●	Risks associated with the Company’s direct-to-consumer operations;

●	Future acquisitions and integration of acquired businesses;

●	Technological risks;

●	Network security risks; and

●	The seasonal nature of the Company’s business.

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

EFFECTS OF THE CURRENT ECONOMIC ENVIRONMENT

The Company’s financial performance in 2008 and 2009 has been negatively affected by unfavorable global economic conditions. Continued or further deteriorating economic conditions would likely have an adverse impact on the Company’s sales volumes, pricing levels and profitability for the balance of 2009. As economic conditions change, trends in discretionary consumer spending also become unpredictable and subject to reductions due to uncertainties about the future. If consumers reduce discretionary spending, purchases of the Company’s products may also decline. A general reduction in consumer discretionary spending due to the recession or uncertainties regarding future economic prospects could continue to have a material adverse effect on the Company’s financial condition and results of operations. Further, due to the related credit crisis, the Company believes that available sources of liquidity to the Company are currently limited. However, the Company believes that availability under the Credit Facility and cash flows from operations will be sufficient to fund the Company’s operations and that it will remain in compliance with the Credit Facility covenants. If circumstances were to adversely change, the Company would seek to improve its liquidity by taking actions such as to further lower its inventory and reduce expenses. Additionally, the Company may need to further amend or seek waivers under the Credit Facility and/or seek other sources of liquidity. However, there can be no assurance that any such efforts would be successful or that the results of any such efforts would be adequate. Finally, the combined effects of the economic downturn and credit crisis have had a significant impact on the Company’s customers and in certain cases resulted in bankruptcies and eventual liquidation. The Company closely monitors the creditworthiness of its customers. Based upon the evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. The Company's liquidity has not been materially affected by the bankruptcy or liquidation of any of its customers to date. However, notwithstanding the Company’s efforts to monitor its customers’ financial conditions, the Company may be materially affected in the future.

2009 INFLUENZA OUTBREAK

In April 2009, public health authorities reported an outbreak of influenza that had the potential to become pandemic and in July 2009, a pandemic was officially declared. A severe and prolonged outbreak may have a significant negative effect on overall economic activity, including the demand for the Company’s products. In response to such an outbreak, public health authorities may recommend that people stay at home or call for employers to close facilities. Significant absenteeism or closing the Company’s facilities would have an adverse effect on the Company’s business. The Company has not experienced any negative impact as a result of the pandemic during the nine months ended September 30, 2009. However, the Company is unable to predict the effect the pandemic may have on the Company’s business in the future.

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

INVESTMENT IN GRUPO VASCONIA, S.A.B.

The Company owns approximately 30% of the capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), a manufacturer and distributor of aluminum disks, cookware and related items. Shares of Vasconia capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol VASCONI.MX. The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income for the three and nine month periods ended September 30, 2009 and 2008, net of taxes, as equity in earnings of Grupo Vasconia, S.A.B.

RESTRUCTURING EXPENSES

During the three and nine months ended September 30, 2009, the Company recognized restructuring and non-cash impairment charges of $671,000 and $832,000, respectively, in connection with its 2008 restructuring initiative and the realignment of certain management positions during the third quarter of 2009. The restructuring charges consisted of lease obligations, severance and other related costs. The restructuring charges also reflect adjustments as the result of decisions by the Company not to vacate certain leased space that the Company had expected to vacate and not to terminate the employment of certain employees, whose employment the Company had expected to terminate. In addition, the Company adjusted certain impairment charges that were recognized in 2008 related to the restructuring plan as the result of the decision not to vacate certain leased space that the Company had expected to vacate and recognized additional impairment charges related to certain space that was vacated during the three and nine months ended September 30, 2009.

Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 205-20, Presentation of Financial Statements- Discontinued Operations, the Company has not accounted for its retail store operations as discontinued operations since the operations and cash flows of the retail store business would not be eliminated from the on-going operations of the Company and the migration of customers from the Company’s retail stores to the Company’s Internet, catalog and wholesale business would not be insignificant.

GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS

In 2008, due primarily to the significant decline in the Company’s market capitalization, the Company recognized non-cash impairment charges of $29.4 million in accordance with ASC Topic No. 350, Intangibles- Goodwill and Other. As a result of the impairment, the Company wrote off the entire balance of goodwill and reduced the carrying amount of its indefinite-lived intangibles by $2.0 million. On a quarterly basis, due to the uncertain economic environment, the Company continues to assess all of its long-lived assets for impairment. The results of these quarterly assessments have not resulted in any additional impairment charges during the nine months ended September 30, 2009.

INVENTORY REDUCTION PLAN

The Company has had an inventory reduction plan in effect since 2007. The plan includes reducing the number of individual items offered for sale and to shorten the period between inventory procurement and sale to the customer. Consistent with this plan, the Company has been selling slower moving inventory at lower than regular gross margin levels. The plan was developed to increase efficiency by reducing the capital invested in inventory and substantially reducing third-party warehousing and related expenses. The plan has, in certain cases, negatively impacted the Company’s gross margins and may negatively impact the Company’s gross margins in the future. The Company believes this plan has been successful and it expects to continue its inventory reduction efforts for the foreseeable future.

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

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE

Effective January 1, 2009, the Company adopted the provisions of the FASB ASC Topic No. 470-20, Debt with Conversion and Other Options, on a retrospective basis. ASC Topic No. 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate with the resulting debt discount amortized as additional non-cash interest expense over the life of the convertible debt. Accordingly, the accompanying December 31, 2008 condensed consolidated balance sheet and September 30, 2008 condensed consolidated statements of operations and cash flows have been adjusted to reflect the application of the provisions of ASC Topic No. 470-20.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than the adoption of the FASB ASC Topic No. 470-20, Debt with Conversion and Other Options, described in Notes A and F to the condensed consolidated financial statements, there have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K dated December 31, 2008.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	62.7	61.2	63.1	60.7
Distribution expenses	9.2	10.0	10.8	12.2
Selling, general and administrative expenses	20.7	23.1	23.9	28.6
Restructuring expenses	0.6	3.3	0.3	2.3
Income (loss) from operations	6.8	2.4	1.9	(3.8)
Interest expense	(3.0)	(2.1)	(3.2)	(2.5)
Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	3.8	0.3	(1.3)	(6.3)
Income tax benefit (provision)	(0.2)	(1.4)	(0.2)	2.5
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	0.6	0.3	0.6	0.4
Net income (loss)	4.2%	(0.8)%	(0.9)%	(3.4)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE THREE MONTHS ENDED

SEPTEMBER 30, 2008

Net Sales

Net sales for the three months ended September 30, 2009 were $111.4 million, a decrease of 20.8% compared to net sales of $140.6 million for the 2008 period.

Net sales for the wholesale segment for the three months ended September 30, 2009 were $106.3 million, a decrease of $18.0 million or 14.5% compared to net sales of $124.3 million for the 2008 period. Net sales for the Company’s food preparation product category decreased approximately $9.0 million and net sales for the Company’s tabletop product category decreased approximately $7.8 million. The decreases in these product categories were primarily attributable to lower volume as a result of the weak retail sales environment. In addition, the 2008 period reflects sales to a significant customer that has since ceased operations and the liquidation of excess inventory in connection with the June 2008 acquisition of Mikasa®. Net sales in the Company’s home décor product category decreased approximately $2.8 million due to lower volume primarily from the Company’s elimination of certain low margin business. Net sales of other wholesale products increased by approximately $1.6 million due to the introduction of a product line.

Net sales for the direct-to-consumer segment for the three months ended September 30, 2009 were $5.1 million compared to $16.4 million for the 2008 period. On a comparable basis, excluding 2008 period net sales from the Company’s retail stores of $9.9 million that were closed by the end of 2008, net sales for the direct-to-consumer segment were $6.5 million for the 2008 period. The Company attributes the decrease in net sales on a comparable basis for the direct-to-consumer segment of $1.4 million to the weak retail sales environment and the de-emphasis of the catalog channel which has low profitability.

Cost of sales

Cost of sales for the three months ended September 30, 2009 were $69.8 million compared to $86.1 million for the 2008 period. Cost of sales as a percentage of net sales was 62.7% for the three months ended September 30, 2009 compared to 61.2% for the 2008 period.

Cost of sales as a percentage of net sales for the wholesale segment was 64.3% for the three months ended September 30, 2009 compared to 64.1% for the 2008 period. The decrease in gross margin, primarily attributable to a shift in product and customer mix, was substantially offset by lower in-bound freight costs during the 2009 period.

Cost of sales as a percentage of net sales for the direct-to-consumer segment decreased to 28.0% for the three months ended September 30, 2009 from 39.0% for the 2008 period. On a comparable basis, excluding 2008 period cost of sales attributable to the retail stores that the Company closed by the end of 2008, cost of sales as a percentage of net sales for the direct-to-consumer segment were 30.8% million for the three months ended September 30, 2008. The increase in gross margin was primarily due to selective product pricing increases and less promotional free shipping.

Distribution expenses

Distribution expenses for the three months ended September 30, 2009 were $10.3 million compared to $14.1 million for the 2008 period. Distribution expenses as a percentage of net sales were 9.2% for the three months ended September 30, 2009 and 10.0% for the 2008 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 7.8% for the three months ended September 30, 2009 compared to 9.0% for the 2008 period. The decrease was primarily attributable to the elimination of distribution services for Mikasa® provided by the seller in the 2008 period and the closure of the Company’s York, Pennsylvania distribution center in the 2009 period, which aggregated approximately 1.0% of the decrease in distribution expenses as a percentage of net sales.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 39.3% for the three months ended September 30, 2009 compared to 17.7% for the 2008 period. On a comparable basis, excluding 2008 period distribution expenses attributable to the retail stores that the Company closed by the end of 2008, distribution expenses as a percentage of net sales for the direct-to-consumer segment were 38.5% in the 2008 period. The increase is primarily attributable to lower sales volume and inefficiencies as the Company closed its York, Pennsylvania distribution facility in the 2009 period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 were $23.1 million, a decrease of 28.9% from $32.5 million for the 2008 period.

Selling, general and administrative expenses for the three months ended September 30, 2009 for the wholesale segment were $18.1 million, a decrease of $3.1 million or 14.6% from the $21.2 million for the 2008 period. As a percentage of net sales, selling, general and administrative expenses were 17.0% for the three months ended September 30, 2009 compared to 17.1% for the 2008 period. The decrease in selling, general and administrative expenses was primarily attributable to additional costs incurred in the 2008 period for transitional services related to Mikasa® of approximately $1.3 million with the balance due to the Company’s expense reduction efforts. The decrease as a percentage of net sales was offset due to the lower sales volume in the 2009 period since a significant portion of these expenses do not vary with sales.

Selling, general and administrative expenses for the three months ended September 30, 2009 for the direct-to-consumer segment were $2.4 million compared to $8.6 million for the 2008 period. On a comparable basis, excluding 2008 period selling, general and administrative expenses attributable to the retail stores that the Company closed by the end of 2008, selling, general and administrative expenses for the direct-to-consumer segment were $2.9 million for 2008 period. The decrease is primarily attributable to the de-emphasis of the catalog channel.

Unallocated corporate expenses for the three months ended September 30, 2009 and 2008 were $2.6 million and $2.7 million, respectively.

Restructuring expenses

During the three months ended September 30, 2009, the Company recorded restructuring expenses and non-cash impairment charges related to the Company’s 2008 restructuring initiative and severance related to the realignment of the management structure of certain divisions of $0.7 million.

Interest expense

Interest expense for the three months ended September 30, 2009 was $3.3 million compared to $2.9 million for the 2008 period. The increase in interest expense was attributable to higher interest rates during the three months ended September 30, 2009, primarily as the result of an increase in the applicable margin rates under the Company’s Credit Facility due to the March 2009 amendment. The increase was offset in part by lower average borrowings during the three months ended September 30, 2009 compared to the 2008 period.

Income tax provision

The income tax provision for the three months ended September 30, 2009 was $0.2 million compared to $1.9 million for the 2008 period. The 2009 expense related to minimum state taxes. In the 2009 period the Company recognized a tax benefit on losses incurred during the first half of 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THE NINE MONTHS ENDED

SEPTEMBER 30, 2008

Net Sales

Net sales for the nine months ended September 30, 2009 were $287.0 million, a decrease of 13.3% compared to net sales of $331.2 million for the 2008 period.

Net sales for the wholesale segment for the nine months ended September 30, 2009 were $270.8 million, a decrease of $13.7 million or 4.8% compared to net sales of $284.5 million for the 2008 period. On a comparable basis, adjusting 2009 net sales of Mikasa®, which was acquired on June 6, 2008, to reflect net sales only for the period after June 6, 2009, the same post acquisition period as 2008, net sales for the Company’s wholesale segment were $256.2 million for the nine months ended September 30, 2009, a decrease of $28.3 million or 9.9% compared to net sales for the 2008 period. Net sales for the Company’s food preparation product category decreased approximately $14.9 million. The decrease was primarily attributable to lower volume as the result of the weak retail sales environment and the liquidation of a significant customer in 2008. Net sales in the Company’s tabletop product category, excluding Mikasa®, decreased approximately $10.3 million primarily as the result of lower sales of certain luxury tabletop items, which management attributes to the weak economy and its impact on consumer spending habits. Net sales in the Company’s home décor product category decreased approximately $4.1 million due primarily to the Company’s elimination of certain low margin business. Net sales of other wholesale products increased by $1.0 million, primarily due to the addition of a product line.

Net sales for the direct-to-consumer segment for the nine months ended September 30, 2009 were $16.2 million compared to $46.7 million for the 2008 period. On a comparable basis, excluding (a) net sales related to Mikasa® of $1.4 million in the 2009 period to reflect net sales for the same post acquisition period as 2008, and (b) 2008 period net sales attributable to the retail stores that the Company closed by the end of 2008 of $28.8 million, net sales for the direct-to-consumer segment were $14.8 million for the nine months ended September 30, 2009 compared to $17.9 million for the 2008 period. The Company attributes the decrease in net sales on a comparable basis for the direct-to-consumer segment to the weak retail sales environment and the de-emphasis of the catalog channel which has low profitability.

Cost of sales

Cost of sales for the nine months ended September 30, 2009 were $181.0 million compared to $201.0 million for the 2008 period. Cost of sales as a percentage of net sales was 63.1% for the nine months ended September 30, 2009 compared to 60.7% for the 2008 period.

Cost of sales as a percentage of net sales for the wholesale segment was 65.0% for the nine months ended September 30, 2009 compared to 63.6% for the 2008 period. The decrease in gross margin, primarily attributable to a shift in product and customer mix, was partially offset by lower in-bound freight costs during the 2009 period.

Cost of sales as a percentage of net sales for the direct-to-consumer segment decreased to 30.2% for the nine months ended September 30, 2009 from 43.3% for the 2008 period. On a comparable basis, excluding 2008 period cost of sales attributable to the retail stores that the Company closed by the end of 2008, cost of sales as a percentage of net sales for the direct-to-consumer segment were 32.4% million for the nine months ended September 30, 2008. The increase in gross margin was primarily due to selective product pricing increases and less promotional free shipping.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2009 were $30.9 million compared to $40.3 million for the 2008 period. Distribution expenses as a percentage of net sales were 10.8% for the nine months ended September 30, 2009 and 12.2% for the 2008 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 9.1% for the nine months ended September 30, 2009 compared to 11.1% for the 2008 period. The decrease was primarily attributable to the elimination of (a) duplicative costs incurred while the Company consolidated its West Coast distribution centers in the 2008 period and (b) distribution services for Mikasa® provided by the seller in the 2008 period, collectively which accounted for approximately 1.1% of the decrease in distribution expenses as a percentage of net sales. The balance of the decrease was due primarily to improved labor efficiencies realized during the nine months ended September 30, 2009.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 39.1% for the nine months ended September 30, 2009 compared to 18.6% for the 2008 period. On a comparable basis, excluding 2008 period distribution expenses attributable to the retail stores that the Company closed by the end of 2008, distribution expenses as a percentage of net sales for the direct-to-consumer segment were 39.7% in the 2008 period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2009 were $68.6 million, a decrease of 27.6% from $94.8 million for the 2008 period.

Selling, general and administrative expenses for the nine months ended September 30, 2009 for the wholesale segment were $54.1 million, a decrease of $6.8 million or 11.2% from the $60.9 million for the 2008 period. As a percentage of net sales, selling, general and administrative expenses were 20.0% for the nine months ended September 30, 2009 compared to 21.4% for the 2008 period. The decrease was primarily attributable to additional costs incurred in the 2008 period for transitional services related to Mikasa® of approximately $2.4 million with the balance due to the Company’s expense reduction efforts. The decrease as a percentage of net sales was offset due to the lower sales volume in the 2009 period since a significant portion of these expenses do not vary with sales.

Selling, general and administrative expenses for the nine months ended September 30, 2009 for the direct-to-consumer segment were $6.9 million compared to $25.8 million for the 2008 period. On a comparable basis, excluding 2008 period selling, general and administrative expenses attributable to the retail stores that the Company closed by the end of 2008, selling, general and administrative expenses for the direct-to-consumer segment were $7.9 million for 2008 period. The decrease is primarily attributable to the de-emphasis of the catalog channel.

Unallocated corporate expenses for the nine months ended September 30, 2009 and 2008 were $7.6 million and $8.1 million, respectively. The decrease was primarily attributable to a decrease in professional fees and stock option expenses.

Restructuring expenses

During the nine months ended September 30, 2009, the Company recorded restructuring expenses and non-cash impairment charges related to the Company’s 2008 restructuring initiative and the realignment of the management structure of certain divisions of $0.8 million consisting principally of (a) additional charges for lease obligations, employee related expenses and other incremental costs of the restructuring offset in part by adjustments to reflect decisions by the Company not to vacate certain leased space that the Company had expected to vacate and not to terminate the employment of certain employees, whose employment the Company had expected to terminate, and (b) adjustments to certain impairment charges that were recognized in 2008 as the result of the decision not to vacate certain leased space that Company had expected to vacate offset in part by impairment charges related to space that was vacated during the nine months ended September 30, 2009.

Interest expense

Interest expense for the nine months ended September 30, 2009 was $9.1 million compared to $8.2 million for the 2008 period. The increase in interest expense was primarily attributable to higher interest rates during the nine months ended September 30, 2009 primarily as the result of an increase in the applicable margin rates under the Company’s Credit Facility due to the March 2009 amendment. The increase was offset in part by lower average borrowings during the nine months ended September 30, 2009 compared to the 2008 period.

Income tax benefit (provision)

The income tax provision for the nine months ended September 30, 2009 was $0.6 million compared to an income tax benefit of $8.3 million for the 2008 period. The 2009 expense related to minimum state taxes. In the 2009 period the Company recognized a tax benefit on losses incurred during the first half of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payment of principal and interest on its debt.

At September 30, 2009, the Company had cash and cash equivalents of $0.9 million, compared to $3.5 million at December 31, 2008.

Borrowings under the Company’s Credit Facility were $62.9 million at September 30, 2009 which represents a decrease of $26.4 million from December 31, 2008.

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

Credit facility

The Company has a $130 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”). Borrowings under the Credit Facility are secured by all assets of the Company. On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the “Amendment”). Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modified the Credit Facility in certain ways including, as follows: (i) changed the maturity date to January 31, 2011, (ii) added certain asset categories to the borrowing base, (iii) increased the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revised the minimum Consolidated EBITDA (as defined in the Credit Facility) and fixed charge coverage covenants and added both a minimum net sales and maximum capital expenditures covenant, (v) eliminated the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminated the $50 million accordion feature, (vii) revised the minimum excess availability amount and (viii) placed restrictions on dividends and acquisitions. The Amendment also provided for a lock-box arrangement with the collateral agent. The Company has classified the indebtedness as a current liability in its condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 because the Credit Facility requires the Company to maintain a “lock-box” for the benefit of its lenders.

On October 30, 2009, the Company entered into an agreement with its lenders to amend the Credit Facility to, among other things: (i) reduce the minimum required availability to $15.0 million for all fiscal quarters beginning with the fiscal quarter ended September 30, 2009, (ii) eliminate the orderly liquidation value of the Company’s trademarks from the borrowing base and (iii) reduce the total commitment to $130.0 million.

At September 30, 2009, the Company had $2.4 million of open letters of credit and $62.9 million of borrowings outstanding under the Credit Facility. Interest rates on outstanding borrowings at September 30, 2009 ranged from 3.625% to 6.25%. Availability under the Credit Facility at September 30, 2009 was $42.7 million (net of $15.0 million of minimum required availability). The Company has interest rate swap and collar agreements with an aggregate notional amount of $55.2 million at September 30, 2009. The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility.

The Company was in compliance with its financial covenants at September 30, 2009. The Company’s Consolidated EBITDA for the nine months ended September 30, 2009 was $17.2 million compared to the minimum Consolidated EBITDA required by the Credit Facility of $10.5 million. Capital expenditures for the nine months ended September 30, 2009 were $1.7 million compared to the maximum capital expenditures permitted by the Credit Facility of $5.0 million. On October 13, 2009, the Company entered into an agreement with its lenders to reduce the minimum net sales requirement for the quarter ended September 30, 2009 from $114.8 million to $107.0 million. Net sales for the three months ended September 30, 2009 were $111.4 million.

The borrowing base at September 30, 2009 under the Credit facility is determined as the sum of (1) 85% of eligible receivables and 85% of the orderly liquidation value of eligible inventory, less (2) reserves.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income (loss) as reported to Consolidated EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss) as reported	$4,879	$(1,051)	$(2,333)	$(10,960)
Add back:
(Benefit) provision for income taxes	153	1,936	569	(8,256)
Interest expense	3,294	2,870	9,061	8,206
Depreciation and amortization	2,445	2,512	7,930	7,843
Amortization of bank fees	325	45	726	110
Restructuring expenses	671	4,595	(199)	7,582
Stock option expense	547	615	1,488	1,843
Consolidated EBITDA	$12,314	$11,522	$17,242	$6,368

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

Effective January 1, 2009, the Company adopted the provisions of ASC Topic No. 470-20 on a retrospective basis. Accordingly, the accompanying December 31, 2008 condensed consolidated balance sheet and September 30, 2008 condensed consolidated statements of operations and cash flows have been adjusted to reflect the application of the provisions of ASC Topic No. 470-20. The cumulative effect of applying the provisions of ASC Topic No. 470-20 resulted in an addition to the accumulated deficit of $3.5 million as of January 1, 2009.

Dividends

The Company has not paid a cash dividend on its outstanding shares of common stock during the nine months ended September 30, 2009.

Operating activities

Cash provided by operating activities was $25.3 million for the nine months ended September 30, 2009 compared to cash used by operating activities of $29.5 million in the 2008 period. The increase resulted from improved operating results and working capital during the 2009 period and the income tax refund related to the carry-back of fiscal 2008 losses. The increase in working capital was primarily attributable to a reduction of inventory during the nine months ended September 30, 2009 and a lesser increase in accounts receivable during the nine months ended September 30, 2009 compared to the 2008 period.

Investing activities

Cash used in investing activities was $1.3 million for the nine months ended September 30, 2009 compared to $19.2 million in the 2008 period. The Company’s 2009 planned capital expenditures are estimated not to exceed $4.0 million.

Financing activities

Cash used by financing activities was $26.6 million for the nine months ended September 30, 2009 compared to cash provided by financing activities of $44.6 million for the 2008 period. In the 2009 period, net repayments under the Company’s Credit Facility were $26.4 million compared to net borrowings of $47.2 million for the 2008 period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates. The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has interest rate swap agreements with an aggregate notional amount of $50.0 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended September 30, 2009.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2009, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II —	OTHER INFORMATION

Item 1.	Legal Proceedings

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	November 6, 2009
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	November 6, 2009
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)