Form 10-K
period 2009-12-31
LIFETIME BRANDS, INC
filed 2010-03-18
CIK 874396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(516) 683-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company) ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The aggregate market value of 9,612,278 shares of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $39,121,971. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and should not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of March 17, 2010 was 12,015,273.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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

PART I

Item 1. Business

OVERVIEW
The Company is one of North America’s leading resources for nationally branded food preparation, tabletop and home décor products. The Company does not sell electric products or appliances. The Company either owns or licenses its brands. The Company’s licenses generally only permit the Company to sell certain products using the licensed brand name. The Company sells its products to retailers and distributors, and directly to consumers through its Internet websites and mail order catalog operations.  The Company markets its products under well-respected and widely-recognized brand names in the U.S. housewares industry. According to the Home Furnishing News Brand Survey for 2009, three of the Company’s brands, KitchenAid®, Cuisinart®, and Farberware®, are among the four most recognized brands in the “Kitchen Tool, Cutlery and Gadgets” category. The Company primarily targets moderate to premium price points through every major level of trade and generally markets several lines within each of its product categories under more than one brand. At the heart of the Company is a strong culture of innovation and new product development.  The Company introduced over 5,000 new or redesigned products in 2009 and expects to introduce over 5,500 new or redesigned products in 2010.

The Company’s three main product categories are Food Preparation, consisting primarily of kitchenware and cutlery, Tabletop, consisting primarily of dinnerware and flatware, and Home Décor, which consists primarily of wall décor, picture frames and decorative shelving products.

The Company sources almost all of its products from suppliers located outside the United States, primarily in the People’s Republic of China. The Company produces its sterling silver products at a leased manufacturing facility in San Germán, Puerto Rico and fills spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

The Company’s top ten brands and their respective product categories are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed*	Food Preparation and Tabletop

KitchenAid®	Licensed	Food Preparation

Mikasa®	Owned	Tabletop and Home Décor

Elements®	Owned	Home Décor

Melannco®	Owned	Home Décor

Pfaltzgraff®	Owned	Tabletop and Home Décor

Cuisinart®	Licensed	Food Preparation and Tabletop

Wallace Silversmiths®	Owned	Tabletop and Home Décor

Kamenstein®	Owned	Food Preparation

Towle®	Owned	Tabletop and Home Décor

* The Company has a 185 year royalty free license to utilize the Farberware® brand for kitchenware products.

The Company sells its products wholesale to a diverse customer base including mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets and off-price retailers.

ACQUISITIONS
Since 1976, the Company has expanded its product offerings largely through acquisitions. There were no acquisitions in 2009.

BUSINESS SEGMENTS
The Company’s two reportable segments; the wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff®, Mikasa®  and Lifetime Sterling™  Internet websites and Pfaltzgraff® mail-order catalogs.  The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to the different types of customers and the different methods used to sell, market and distribute the products.

During 2008, the Company also operated retail outlet stores that were included in the direct-to-consumer segment.  The operations of these stores ceased by December 31, 2008.

Additional information regarding the Company’s reportable segments is included in Note K of the Notes to the Consolidated Financial Statements included in Item 15.

CUSTOMERS
The Company’s products are sold in North America to a diverse customer base including mass merchants (such as Wal-Mart and Target), specialty stores (such as Bed Bath & Beyond), national chains (such as JC Penney, Kohl’s, and Sears), department stores (such as Macy’s), warehouse clubs (such as Costco, BJ’s Wholesale Club and Sam’s Club), home centers (such as Lowe’s), supermarkets (such as Stop & Shop and Kroger), off-price retailers (such as TJX and Ross Stores) and Internet retailers (such as Amazon.com).

The Company also operates Internet and catalog operations that sell the Company’s products directly to the consumer.

During the years ended December 31, 2009, 2008 and 2007, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 18%, 20%, and 21% of sales, respectively. No other customer accounted for 10% or more of the Company’s sales during these periods. For the years ended December 31, 2009, 2008 and 2007, the Company’s ten largest customers accounted for 64%, 60%, and 62% of sales, respectively.

DISTRIBUTION
The Company operates the following distribution centers:

Location	Size (square feet)

Fontana, California	753,000

Robbinsville, New Jersey	700,000

Winchendon, Massachusetts	175,000

Medford, Massachusetts	5,590

SALES AND MARKETING
The Company’s sales and marketing staff coordinate directly with its wholesale customers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed several promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s sales and marketing efforts are supported from its principal offices and showroom in Garden City, New York; as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; and Menomonee Falls, Wisconsin.

The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and packaging for their stores.

DESIGN AND INNOVATION
At the heart of the Company is a strong culture of innovation and new product development.  The Company’s in-house design and development team currently consists of 90 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, this team creates new products, redesigns products, and creates packaging and merchandising concepts.

SOURCES OF SUPPLY
The Company sources its products from over 400 suppliers. Most of the Company’s suppliers are located in the People’s Republic of China.  The Company also sources products from suppliers in the United States, Hong Kong, Taiwan, India, Japan, Indonesia, Thailand, Italy, Korea, Vietnam, Germany, Czech Republic, United Kingdom, Canada, Poland, Portugal, Switzerland, Malaysia, Colombia, Turkey, and Mexico.  The Company orders products substantially in advance of the anticipated time of their sale. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders. All purchase orders issued by the Company are cancelable.

MANUFACTURING
The Company produces its sterling silver products at its leased manufacturing facility in San Germán, Puerto Rico and fills spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

COMPETITION
The markets for food preparation, tabletop and home décor products are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products to retailers are innovative products, brand, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability, prompt delivery and selling price.

PATENTS
The Company owns 129 design and utility patents on the overall design of some of its products. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company’s business.

BACKLOG
Backlog is not material to the Company’s business because actual confirmed orders from the Company’s customers are typically not received until close to the required shipment dates.

EMPLOYEES
At December 31, 2009, the Company had a total of 979 full-time employees, 147 of whom are located in China.  In addition, the Company employed 72 people on a part-time basis, predominately in customer service and sales. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

REGULATORY MATTERS
The products the Company manufactures are subject to the jurisdiction of various Federal, State and local statutes and regulatory agencies, as well as the scrutiny of consumer groups. The Company’s spice container filling operation in Winchendon, Massachusetts is regulated by the Food and Drug Administration. The Company’s sterling silver manufacturing operations are subject to the jurisdiction of the Environmental Protection Agency. The Company’s products are also subject to regulation under certain state laws pertaining to product safety and liability.

Item 1A. Risk Factors

The Company’s business, operations, and financial condition are subject to various risks. The risks and uncertainties described below are those that the Company considers material.

General Economic Factors and Political Conditions
The Company’s performance is affected by general economic factors and political conditions that are beyond the Company’s control. These factors include recession, inflation, deflation, housing markets, consumer credit availability, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters and terrorist activities, conditions affecting the retail environment for the home and other matters that influence consumer spending. Unfavorable economic conditions in the United States adversely affected the Company’s performance in 2008 and 2009, and could continue to adversely affect the Company’s performance. Unstable economic and political conditions, civil unrest and political activism, particularly in Asia, could adversely impact the Company’s businesses.

Liquidity
The Company has substantial indebtedness and depends upon its lenders to finance its liquidity needs. The Company was not in compliance with the terms of its Credit Facility as of December 31, 2008, and, during the first quarter of 2009, operated under a forbearance agreement with its banks. Although the Company has been in compliance with the terms of its Credit Facility since March 30, 2009, the interest rate on its borrowings has increased. Such increases in the cost of funding the Company’s operations have adversely affected its performance and will continue to do so. To the extent that the Company’s access to credit was to be restricted, the Company would not be able to operate normally.

The Company’s Credit Facility matures in January 2011 and its Convertible Notes mature in July 2011. The Company’s ability to operate normally would be severely jeopardized if it were unable to refinance its Credit Facility and its Convertible Notes.

Competition
The markets for the Company’s products are intensely competitive and the Company competes with numerous other suppliers, some of which are larger than the Company, have greater financial and other resources or employ brands that are more established, have greater consumer recognition or are more favorably perceived by consumers or retailers than the Company’s brands.

The Company believes it possesses certain competitive advantages; however, many factors could erode these competitive advantages or prevent their strengthening. Accordingly, future operating results will depend on the Company’s ability to protect or enhance its competitive advantages.

Customers
The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, home centers, supermarkets, off-price retailers and Internet retailers. Unanticipated changes in purchasing and other practices by its customers, including customers’ pricing and other requirements, could adversely affect the Company. In its e-commerce and catalog businesses, the Company sells to individual consumers nationwide.

Many of the Company’s wholesale customers are significantly larger than the Company, have greater financial and other resources and also purchase goods directly from vendors in Asia and elsewhere. Decisions by large customers to increase their purchases directly from overseas vendors could have a materially adverse affect on the Company.

The Company is largely dependent on the financial health of its customers. Significant changes or financial difficulties, including consolidations of ownership, restructurings, bankruptcies, liquidations or other events that affect retailers could result in fewer stores selling the Company’s products, the Company having to rely on a smaller group of customers, an increase in the risk of extending credit to these customers or limit the Company’s ability to collect amounts due from these customers.

In 2009, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 18% of the Company’s sales.  A material reduction in purchases by Wal-Mart Stores, Inc. could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by Wal-Mart Stores, Inc. that would cause the Company to materially reduce the price of the Company’s products could result in reductions of the Company’s operating margin.

Supply Chain
The Company sources its products from suppliers located principally in Asia and, to a lesser extent, in Europe and in the United States. The Company’s Asia vendors are located primarily in the People’s Republic of China. Interruption of supply from any of the Company’s suppliers, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. The Company does not have access to its vendors’ financial information and is unable to assess its vendors’ liquidity.

The Company is subject to risks and uncertainties associated with economic and political conditions in foreign countries, including but not limited to, foreign government regulations, taxes, import and export duties and quotas, anti-dumping regulations, incidents and fears involving security, terrorism and wars, political unrest and other restrictions on trade and travel.

The Company imports its products for delivery to its distribution centers and arranges for its customers to import goods to which title has passed overseas. For purchases that are to be delivered to its distribution centers, the Company arranges for transportation, primarily by sea, from ports in Asia and Europe to ports in the United States, principally Newark/Elizabeth, New Jersey, and Los Angeles/Long Beach, California. Accordingly, the Company is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, the availability of shipping containers, increased security restrictions, work stoppages and carriers’ ability to provide delivery services to meet the Company’s shipping needs. Transportation disruptions and increased transportation costs could adversely affect the Company’s business.

The Company delivers its products to its customers or makes such products available for customer pickup from its distribution centers. Prolonged domestic transportation disruptions, as well as workforce or systems issues related to the Company’s distribution centers, could have a negative affect on the Company’s ability to deliver goods to its customers.

Intellectual Property
Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third-parties. Several of these license agreements are subject to termination by the licensor. The loss of certain licenses or a material increase in the royalties the Company pays under such licenses upon renewal could have a material adverse affect on the Company’s results of operations.

Regulatory
The Company is subject in the ordinary course of its business, in the United States and elsewhere, to many other statutes, ordinances, rules and regulations that if violated by the Company could have a material adverse effect on the Company’s business.

The marketing of certain of the Company’s consumer products involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by state regulatory authorities or through private causes of action. Any defects in products the Company markets could harm the Company’s credibility, adversely affect its relationship with its customers and decrease market acceptance of the Company’s products and the strength of the brand names under which the Company markets such products. Potential product liability claims may exceed the amount of the Company’s insurance coverage and could materially damage the Company’s business and its financial condition.

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

Technology
The Company relies on several different information technology systems for the operation of its principal business functions, including the Company’s enterprise, warehouse management, inventory forecast and re-ordering and call center systems. In the case of the Company’s inventory forecast and re-ordering system, most of the Company’s orders are received directly through electronic connections with the Company’s largest customers. The failure of any one of these systems could have a material adverse effect on the Company’s business and results of operations.

The Company has made significant efforts to secure its computer network.  However, the Company’s computer network could be compromised and confidential information such as customer credit card information could be misappropriated. This could lead to adverse publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third-parties for damages which could impact profits.

In addition, although the Company has upgraded its systems and procedures to fully comply with Payment Card Industry (“PCI”) data security standards, failure by the Company to maintain compliance with the PCI requirements or rectify a security issue could result in fines and the imposition of restrictions on the Company’s ability to accept credit cards.

Personnel
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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the principal properties at which the Company operates its business at December 31, 2009:

Location	Description	Size (square feet)	Owned/ Leased

Fontana, California	Principal West Coast warehouse and distribution facility	753,000	Leased

Robbinsville, New Jersey	Principal East Coast warehouse and distribution facility	700,000	Leased

Winchendon, Massachusetts	Warehouse and distribution facility, and spice packing line	175,000	Owned

Garden City, New York	Corporate headquarters/main showroom	146,000	Leased

Medford, Massachusetts	Offices, showroom, warehouse and distribution facility	69,000	Leased

San Germán, Puerto Rico	Sterling silver manufacturing facility	55,000	Leased

York, Pennsylvania	Offices	26,000	Leased

Guangzhou, China	Offices	18,000	Leased

New York, New York	Showrooms	11,000	Leased

Atlanta, Georgia	Showrooms	11,000	Leased

Shanghai, China	Offices	11,000	Leased

Item 3. Legal Proceedings

In March 2008, the Environmental Protection Agency (“EPA”) announced that the Company’s San Germán Ground Water Contamination site in Puerto Rico has been added to the Superfund National Priorities List due to contamination present in the local drinking water supply. Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace”), a wholly-owned subsidiary of the Company, received a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act regarding the San Germán Ground Water Contamination Superfund Site, San Germán, Puerto Rico dated May 29, 2008 from the EPA.  The EPA requested that Wallace provide information regarding Wallace’s occupation of the facility located in San Germán, Puerto Rico and contamination of the ground water supply.  By letter dated June 18, 2008, the Company responded to the EPA’s Request for Information on behalf of Wallace.  The Company has engaged environmental consultants to investigate the environmental condition of the property and preliminary discussions with the EPA have been initiated.  At this time, it is not possible for the Company to evaluate the outcome.

The Company is, from time to time, involved in other legal proceedings.  The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, if determined adversely to it, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is traded under the symbol “LCUT” on The NASDAQ Global Select Market (“NASDAQ”).

The following table sets forth the quarterly high and low sales prices for the common stock of the Company for the fiscal periods indicated as reported by NASDAQ.

	2009		2008
	High	Low	High	Low
First quarter	$3.96	$0.97	$13.37	$8.51
Second quarter	4.59	1.38	9.95	6.70
Third quarter	5.95	3.33	10.86	6.94
Fourth quarter	7.40	5.34	10.02	3.00

At December 31, 2009 the Company estimates that there are approximately 2,200 beneficial holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2009.

The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its common stock during 2008.  In February 2009, the Company suspended  paying cash dividends on its outstanding common shares.

The following table summarizes the Company’s equity compensation plan as of December 31, 2009:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Equity compensation plan approved by security holders	1,786,667	$12.14	1,215,729
Equity compensation plan not approved by security holders	―	―	―
Total	1,786,667	$12.14	1,215,729

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	NASDAQ Market Index
12/31/2004	$100.00	$100.00	$100.00
12/31/2005	131.75	98.33	102.20
12/31/2006	105.91	122.09	112.68
12/31/2007	84.78	105.94	124.57
12/31/2008	24.01	45.17	74.71
12/31/2009	48.49	84.09	108.56

Note:

(1)
The chart assumes $100 was invested on December 31, 2004 and dividends were reinvested.  Measurement points are at the last trading day of each of the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005.  The material in this chart is not soliciting material, is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.  A list of the companies included in the Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2009 and 2008, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2006 and 2005, and the selected consolidated balance sheet data at December 31, 2007, 2006 and 2005, have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2009		2008(2)	2007(2)	2006(2)	2005
STATEMENT OF OPERATIONS DATA (1)	(in thousands, except per share data)

Net sales		$415,040	$487,935	$493,725	$457,400	$307,897

Cost of sales		257,839	303,535	288,997	265,749	178,295
Distribution expenses		43,329	57,695	53,493	49,729	34,539
Selling, general and administrative expenses		95,647	131,226	128,527	112,122	69,891
Goodwill and intangible asset impairment		―	29,400	―	―	―
Restructuring expenses		2,616	17,992	1,924	―	―
Income (loss) from operations		15,609	(51,913)	20,784	29,800	25,172

Interest expense		(13,185)	(11,577)	(10,623)	(5,616)	(2,489)
Other income, net		―	―	3,935	31	73

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.		2,424	(63,490)	14,096	24,215	22,756
Income tax benefit (provision)		(1,880)	14,249	(6,567)	(9,320)	(8,647)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes		2,171	1,486	―	―	―

Net income (loss)		$2,715	$(47,755)	$7,529	$14,895	$14,109

Basic income (loss) per common share		$0.23	$(3.99)	$0.58	$1.13	$1.25
Weighted-average shares outstanding – basic		12,009	11,976	12,969	13,171	11,283

Diluted income (loss) per common share		$0.22	$(3.99)	$0.57	$1.10	$1.23
Weighted-average shares outstanding – diluted		12,075	11,976	13,099	14,716	11,506

Cash dividends per common share	$	―	$0.25	$0.25	$0.25	$0.25

	December31,
	2009	2008(2)	2007(2)	2006(2)	2005
BALANCE SHEET DATA (1)	(in thousands)

Current assets	$173,850	$232,678	$228,078	$231,633	$155,750
Current liabilities	77,210	149,981	71,283	89,727	69,907
Working capital	96,640	82,697	156,795	141,906	85,843
Total assets	276,723	341,781	371,415	343,064	222,648
Short-term borrowings	24,601	89,300	13,500	21,500	14,500
Long-term debt	―	―	55,200	5,000	5,000
Convertible notes	70,527	67,864	65,428	63,203	―
Stockholders’ equity	104,012	97,509	153,102	168,836	140,487

Notes:

(1)
The Company acquired the business and certain assets of the following in the respective years noted which affects the comparability of the periods: Pfaltzgraff® in July 2005, Salton in September 2005, Syratech in April 2006, Pomerantz® and Design for Living® in April 2007, Gorham® in July 2007, a 30% interest in Grupo Vasconia, S.A.B. in December 2007 and Mikasa® in June 2008.

(2)
Certain amounts have been adjusted in these years to reflect the provisions of ASC Topic No. 470-20 on a retrospective basis. See Note F of the Notes to the Consolidated Financial Statements included in Item 15 for further information regarding the provisions of ASC Topic No. 470-20.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the Company and notes thereto set forth in Item 15.  This discussion contains forward-looking statements relating to future events and the future performance of the Company based on the Company’s current expectations, assumptions, estimates and projections about it and the Company’s industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this Annual Report. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

EFFECTS OF THE CURRENT ECONOMIC ENVIRONMENT
Sales of the Company’s products declined in 2008 and 2009 as a result of the global economic recession that began in late 2007. In addition, in 2009, retailers generally decreased overall stock-keeping levels, resulting in lower inventory replenishment. While there are signs that a moderate economic recovery currently is underway, the Company believes that sustainable increases in the demand for its products will not occur until employment levels improve from current levels. A deterioration of economic conditions likely would have an adverse impact on the Company’s sales.

BUSINESS SEGMENTS
The Company operates in two reportable business segments; the wholesale segment which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff®, Mikasa® and Lifetime Sterling™ Internet websites and Pfaltzgraff® mail-order catalogs.  During 2008, the Company also operated retail outlet stores utilizing the Pfaltzgraff® and Farberware® names that were included in the direct-to-consumer segment.  However, the Company ceased operating these stores by December 31, 2008.

INVESTMENT IN GRUPO VASCONIA, S.A.B.
In December 2007, the Company acquired approximately 30% of the capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), a manufacturer and distributor of aluminum disks, cookware and related items.  Shares of Vasconia capital stock are traded on the Bolsa Mexicana de Valores, S.A. de C.V., the Mexico Stock Exchange, under the symbol VASCONI.MX.  The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income for the years ended 2009 and 2008, net of taxes, as equity in earnings of Grupo Vasconia, S.A.B in the Company’s statement of operations.

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

RESTRUCTURING EXPENSES
During the year ended December 31, 2009, the Company recognized restructuring and non-cash impairment charges of $2.6 million.  The restructuring charges consisted of lease obligations, employee related expenses and other related costs.

The restructuring costs recognized in 2009 and 2008 were incurred in connection with: (i) the Company’s closure of its unprofitable retail outlet store operations, (ii) the closure of the Company’s York, Pennsylvania distribution center, the operations of which were consolidated with those of the Company’s main East Coast and West Coast distribution centers, (iii) the decision to vacate certain excess showroom space, (iv) the realignment of the management structure of certain of the Company’s divisions and (v) the elimination of a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.

The restructuring charges in 2009 also reflect adjustments to the restructuring charges recognized in 2008 as the result of decisions by the Company not to vacate certain leased space that the Company had expected to vacate and a decision not to terminate the employment of certain employees, whose employment the Company had expected to terminate.

The Company’s restructuring efforts are substantially complete and the Company does not expect any significant restructuring charges in the foreseeable future.

The Company has not accounted for the retail outlet store operations as discontinued operations pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 205-20, Presentation of Financial Statements- Discontinued Operations, since the Company determined that the operations and cash flows of the retail outlet store operations would not be eliminated from the on-going operations of the Company. Specifically, the Company also determined that the migration of customers from the Company’s retail outlet stores to the Company’s Internet, catalog and wholesale businesses would not be insignificant. For this purpose, the Company concluded that the migration of sales from the retail outlet stores to the Internet, catalog and wholesale businesses of greater than 5% would be significant.

SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2009, 2008 and 2007, net sales for the third and fourth quarters accounted for 58%, 61%, and 61% of total annual net sales, respectively.  In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE
Effective January 1, 2009, the Company adopted the provisions of the FASB ASC Topic No. 470-20, Debt with Conversion and Other Options, on a retrospective basis.  ASC Topic No. 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate with the resulting debt discount amortized as additional non-cash interest expense over the life of the convertible debt. Accordingly, the December 31, 2008 consolidated balance sheet and December 31, 2008 and 2007 consolidated statements of operations and cash flows have been adjusted to reflect the application of the provisions of ASC Topic No. 470-20.

RESULTS OF OPERATIONS
The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2009	2008 (as adjusted)		2007 (as adjusted)
Net sales	100.0%	100.0%		100.0%
Cost of sales	62.1	62.2		58.5
Distribution expenses	10.4	11.8		10.8
Selling, general and administrative expenses	23.0	26.9		26.0
Goodwill and intangible asset impairment	―	6.0		―
Restructuring expenses	0.6	3.7		0.4
Income (loss) from operations	3.9	(10.6)		4.3

Interest expense	(3.2)	(2.4)		(2.1)
Other income, net	―	―		0.8

Income (loss) before income taxes and equity in earnings for Grupo Vasconia, S.A.B.	0.7	(13.0)		3.0
Income tax benefit (provision)	(0.5)	2.9		(1.3)
Equity in earnings for Grupo Vasconia, S.A.B., net of taxes	0.5	0.3		―

Net income (loss)	0.7%	(9.8	) %	1.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2009 COMPARED TO 2008

Net Sales
Net sales for the year were $415.0 million, a decrease of 14.9% compared to net sales of $487.9 million in 2008.

Net sales for the wholesale segment in 2009 were $389.0 million, a decrease of $14.6 million or 3.6% compared to net sales of $403.6 million in 2008.  On a comparable basis, adjusting 2009 net sales of Mikasa®, which was acquired on June 6, 2008, to reflect net sales only for the period after June 6, 2009, the same post acquisition period as 2008, net sales for the Company’s wholesale segment were $374.4 million for 2009, a decrease of $29.2 million or 7.2% compared to net sales for 2008.  Net sales for the Company’s Food Preparation product category decreased approximately $14.8 million. The decrease was primarily attributable to changes in the Company’s key customers’ sourcing patterns and product mix, and the liquidation of a significant customer in 2008.  Net sales for the Company’s Tabletop product category, excluding Mikasa®, decreased approximately $12.9 million primarily as the result of lower sales of flatware and giftware which management attributes to the weak economy and its negative impact on consumer spending habits, particularly for luxury items. Net sales for the Company’s Home Décor product category decreased approximately $4.3 million due primarily to the elimination of certain low margin business in 2009. Net sales of other wholesale products increased by $2.8 million due to the addition of a product line in 2009.

Net sales for the direct-to-consumer segment in 2009 were $26.0 million compared to $84.3 million for 2008.  On a comparable basis, excluding (a) 2009 net sales related to Mikasa® of $1.4 million to reflect net sales for the same post acquisition period as 2008, and (b) 2008 net sales of $55.8 million attributable to the retail outlet stores that the Company closed by the end of 2008, net sales for the direct-to-consumer segment were $24.6 million for 2009 compared to $28.5 million in 2008, a decrease of $3.9 million.  During 2009, the Company de-emphasized its catalog business due to low profitability which, together with the weak retail sales environment, contributed to the decline.

Cost of sales
Cost of sales for 2009 was $257.8 million compared to $303.5 million for 2008.  Cost of sales as a percentage of net sales was 62.1% for 2009 compared to 62.2% for 2008.

Cost of sales as a percentage of net sales for the wholesale segment was 64.3% for 2009 compared to 64.0% for 2008.  The decrease in gross margin, primarily attributable to a shift in customer mix, was substantially offset by lower in-bound freight costs and lower minimum royalties during 2009.

Cost of sales as a percentage of net sales for the direct-to-consumer segment decreased to 29.4% in 2009 from 53.4% in 2008. On a comparable basis, excluding 2008 cost of sales attributable to the retail outlet stores that the Company closed by the end of 2008, cost of sales as a percentage of net sales for the direct-to-consumer segment were 31.8% for 2008. The increase in gross margin was primarily attributable to selective price increases and less promotional free shipping in 2009.

Distribution expenses
Distribution expenses for 2009 were $43.3 million compared to $57.7 million for 2008.  Distribution expenses as a percentage of net sales were 10.4% in 2009 and 11.8% for 2008.

Distribution expenses as a percentage of net sales for the wholesale segment decreased to 8.7% in 2009 from 11.0% in 2008.  The decrease was primarily attributable to the elimination of duplicative costs incurred while the Company consolidated its West Coast distribution centers in 2008 and distribution services for Mikasa® provided by the seller and additional costs to integrate the Mikasa® inventory into the Company’s existing distribution centers in 2008, collectively which accounted for approximately 1.3% of the decrease in distribution expenses as a percentage of net sales. The balance of the decrease was primarily attributable to improved labor efficiencies realized in 2009.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were 35.3% for 2009 compared to 15.9% for 2008.  On a comparable basis, excluding 2008 distribution expenses for the retail outlet stores that the Company closed by the end of 2008, distribution expenses as a percentage of net sales for the direct-to-consumer segment were 39.6% for 2008.  The decrease was due primarily to the benefit of the Company’s closure of its York, Pennsylvania distribution center.

Selling, general and administrative expenses
Selling, general and administrative expenses for 2009 were $95.6 million, a decrease of 27.1% compared to $131.2 million for 2008.

Selling, general and administrative expenses for 2009 for the wholesale segment were $73.5 million, a decrease of $9.5 million or 11.4% compared to $83.0 million in 2008.  As a percentage of net sales, selling, general and administrative expenses were 18.9% for 2009 compared to 20.6% for 2008.  The decrease in selling, general and administrative expenses was primarily attributable to the Company’s expense reduction efforts and the non-recurrence of the costs incurred in 2008 for transitional services related to Mikasa®. The decrease as a percentage of net sales was offset in part due to the lower sales volume in 2009.

Selling, general and administrative expenses for 2009 for the direct-to-consumer segment were $10.8 million compared to $37.3 million for 2008.  On a comparable basis, excluding 2008 selling, general and administrative expenses for the retail outlet stores that the Company closed by the end of 2008, selling, general and administrative expenses for the direct-to-consumer segment were $12.7 million for 2008.   The decrease was primarily attributable to reductions in postage and catalog production costs as a result of the Company’s de-emphasis of its catalog channel.

Unallocated corporate expenses for 2009 and 2008 were $11.3 million and $10.9 million, respectively.  The increase was primarily attributable to an increase in short-term incentive compensation expense offset by a decrease in professional fees and stock option expense.

Restructuring expenses
During 2009, the Company recorded restructuring expenses and non-cash impairment charges of $2.6 million related to the Company’s 2008 restructuring initiative, the realignment of the management structure of certain divisions and the elimination of a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.  The restructuring expenses consisted principally of charges for lease obligations, employee related expenses and other related costs. The restructuring charges in 2009 also reflect adjustments reducing the restructuring charges recognized in 2008 by $1.9 million as the result of decisions by the Company not to vacate certain leased space that the Company had expected to vacate and a decision not to terminate the employment of certain employees, whose employment the Company had expected to terminate.

Interest expense
Interest expense for 2009 was $13.2 million compared to $11.6 million for 2008.  The increase in interest expense was primarily attributable to higher interest rates in 2009 primarily as the result of an increase in the applicable margin rates under the Company’s Credit Facility and a reclassification from other comprehensive loss to interest expense as a result of the de-designation of a cash flow hedge.  The increase was offset in part by lower average borrowings during 2009.

Income tax benefit (provision)
The income tax provision for 2009 was $1.9 million compared to a benefit of $14.2 million for 2008. The Company’s effective tax rate for 2009 primarily reflects state taxes and deferred taxes related to basis differences in certain assets.

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

Net sales for the direct-to-consumer segment in 2008 were $84.3 million compared to $76.8 million for 2007.  The increase was primarily due to the going-out-of-business sales at the Company’s retail stores that were closed by December 31, 2008 and, to a lesser extent, an increase in Internet sales as a result of the acquisition of Mikasa®.

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

Unallocated corporate expenses for 2008 and 2007 were $10.9 million and $12.2 million, respectively.  Higher expenses in 2007 were primarily due to a charge related to the termination of a licensing agreement.

Goodwill and intangible asset impairment
In 2008, the Company recorded a non-cash goodwill impairment charge of $27.4 million and a non-cash impairment charge related to certain of its other intangible assets of $2.0 million in accordance with ASC Topic No. 350, Intangibles- Goodwill and Other.

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

Interest expense
Interest expense for 2008 was $11.6 million compared to $10.6 million for 2007.  The increase in interest expense was attributable to higher average borrowings outstanding under the Company’s Credit Facility during 2008.  The increase was offset in part by lower average interest rates in 2008.

Other income, net
Other income, net was zero in 2008 and $3.9 million in 2007.  In 2007, the Company recognized a gain on the sale of its former corporate headquarters and a gain on a foreign currency forward contract.

Income tax benefit (provision)
The income tax benefit for 2008 was $14.2 million compared to a provision of $6.6 million for 2007.  The Company’s effective income tax rate was 22.4% for 2008 and 46.6% for 2007.  The decrease in the effective tax rate in 2008 was due to valuation allowances the Company recorded against certain deferred tax assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-K and Article 10 of Regulation S-X.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of tangible and intangible assets, including goodwill, stock option expense, derivative valuation and accruals related to the Company’s tax positions.  Actual results may differ from these estimates using different assumptions and under different conditions. The Company’s significant accounting policies are more fully described in Note A of the Notes to the Consolidated Financial Statements included in Item 15.  The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Inventory
Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment and considering the various available channels of distribution (e.g. wholesale: specialty store, off-price retailers etc. or the Internet and catalog).  If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of inventory to the estimated selling price.  If the Company is inaccurate in its estimates of selling prices, it could report material fluctuations in gross margin. Historically, the Company’s adjustments to inventory have been appropriate and have not resulted in material unexpected charges.

Receivables
The Company periodically reviews the collectibility of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments.  A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers. The Company also maintains an allowance for anticipated customer deductions. The allowances for deductions are primarily based on contracts the Company has with its customers.  However, in certain cases the Company does not have a formal contract and/or customer deductions are non-contractual.  To evaluate the reasonableness of non-contractual customer deductions, the Company analyzes currently available information and historical trends of deductions. If the financial conditions of the Company’s customers or economic conditions were to deteriorate, resulting in an impairment of their ability to make payments or sell the Company’s products at reasonable sales prices, or the Company’s estimate of  non-contractual deductions was determined to be inaccurate, revisions to allowances may be required, which could adversely affect the Company’s financial condition. Historically, the Company’s allowances have been appropriate and have not resulted in material unexpected charges.

Intangible assets and long-lived assets
Intangible assets deemed to have indefinite lives are not amortized but instead are subject to an annual impairment assessment in accordance with the provisions of ASC Topic No. 350, Intangibles- Goodwill and Other. Based on the results of the Company’s 2009 assessment, no impairment of the Company’s indefinite-lived intangible assets was identified for the year ended December 31, 2009.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment in accordance with ASC Topic No. 360, Property, Plant and Equipment, whenever events or changes in circumstances indicate that such assets may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the assets to the estimated undiscounted future cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company considered indicators of impairment of its long-lived assets and determined that no such indicators were present at December 31, 2009.

Revenue recognition
The Company sells products wholesale, to retailers and distributors, and retail, direct to the consumer through the Company’s factory and outlet store, catalog and Internet operations.  Wholesale sales are recognized when title passes and the risks and rewards of ownership have transferred to the customer. The retail store sales in 2008 were recognized at the time of sale. Catalog and Internet sales are recognized upon delivery to the customer. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Employee stock options
The Company accounts for its stock options in accordance with ASC Topic No. 718-20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.  The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock.  Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options.

Income taxes
The Company applies the provisions of ASC Topic No. 740, Income Taxes, for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken.

Derivatives
The Company accounts for derivative instruments in accordance with ASC Topic No. 815, Derivatives and Hedging, which requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under the Credit Facility.  The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payment of principal and interest on its debt.

At December 31, 2009, the Company had cash and cash equivalents of $682,000 compared to $3.5 million at December 31, 2008, working capital was $96.6 million at December 31, 2009 compared to $82.7 million at December 31, 2008 and the current ratio was 2.25 to 1 at December 31, 2009 compared to 1.55 to 1 at December 31, 2008.

Borrowings under the Company’s Credit Facility decreased to $24.6 million at December 31, 2009 compared to $89.3 million at December 31, 2008.  The decrease was primarily attributable to an increase in cash from operations that was used to pay down the amounts outstanding under the Credit Facility due to the Company’s inventory reduction efforts, receipt of an income tax refund, reduction of discretionary expenses and other expense reduction efforts.

The Company believes that availability under the Credit Facility and cash flows from operations is sufficient to fund the Company’s operations.  However, due to the tightening of the credit markets, the Company believes that if needed other available sources of liquidity could be limited.  If circumstances were to adversely change, the Company would seek to improve its liquidity by taking actions such as to further lower its inventory and reduce expenses. However, there can be no assurance that any such efforts would be successful or that the results of any such efforts would be adequate. Finally, the combined effects of the economic downturn and credit crisis have had a significant impact on the Company’s retail partners and in certain cases resulted in bankruptcies and eventual liquidation. The Company closely monitors the creditworthiness of its customers. Based upon the evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale.  The Company has not been materially affected by the bankruptcy or liquidation of any of its customers to date. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company may be materially affected in the future.

In 2009, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 18% of the Company’s sales.  A material reduction of product orders by Wal-Mart Stores, Inc. could have significant adverse effects on the Company’s business and operating results and ultimately the Company’s liquidity, including the loss of predictability and volume production efficiencies associated with such a large customer.

Credit facility
The Company has a $130.0 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”).  Borrowings under the Credit Facility are secured by all assets of the Company.  On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the “Amendment”).  Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modified the Credit Facility in certain ways including, as follows: (i) changed the maturity date to January 31, 2011, (ii) added certain asset categories to the borrowing base, (iii) increased the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revised the minimum Consolidated EBITDA (as defined in the Credit Facility) and fixed charge coverage covenants and added both a minimum net sales for 2009 only and maximum capital expenditures covenant, (v) eliminated the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminated the $50.0 million accordion feature, (vii) revised the minimum excess availability amount and (viii) placed restrictions on dividends and acquisitions. The Amendment also provided for a lock-box arrangement with the collateral agent for the benefit of its lenders; as such, the Company classified the indebtedness as a current liability in its consolidated balance sheets as of December 31, 2009 and 2008.

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

On February 12, 2010, the Company entered into an agreement with its lenders to amend the Credit Facility to, among other things: (i) permit the Company to purchase, from time to time, in the aggregate, up to $15.0 million principal amount of the Company’s 4.75% Convertible Notes and (ii) eliminate the requirement for the Company to obtain a consent from the lenders prior to consummating a Permitted Acquisition (as defined in the Credit Facility).

At December 31, 2009, the Company had $1.2 million of open letters of credit and $24.6 million of borrowings outstanding under the Credit Facility.  Interest rates on outstanding borrowings at December 31, 2009 ranged from 5.75% to 6.25%.  Availability under the Credit Facility at December 31, 2009 was $49.9 million (net of $15.0 million of minimum required availability).  The Company has interest rate swap and collar agreements with an aggregate notional amount of $55.2 million at December 31, 2009.  The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility.

The Company was in compliance with its financial covenants at December 31, 2009.  The Company’s Consolidated EBITDA (as defined by the Credit Facility) for the year ended December 31, 2009 was $33.3 million compared to the minimum Consolidated EBITDA required by the Credit Facility of $25.5 million.  Capital expenditures for the year ended December 31, 2009 were $2.3 million compared to the maximum capital expenditures permitted by the Credit Facility of $6.0 million.  Net sales for the three months ended December 31, 2009 were $128.1 million compared to the minimum net sales required by the Credit Facility of $116.9 million.   The fixed charge coverage ratio was 3.29 to 1.00 compared to the minimum fixed charge coverage ratio of 1.40 to 1.00.

The borrowing base at December 31, 2009 under the Credit facility is determined as the sum of (1) 85% of eligible receivables and 85% of the orderly liquidation value of eligible inventory, less (2) reserves.

Non-GAAP financial measure
Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  The following is a reconciliation of the net income (loss) as reported to Consolidated EBITDA:

	Three Months Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Net income (loss) as reported	$5,048	$(36,795)	$2,715	$(47,755)
Add back:
Provision (benefit) for income taxes	1,311	(5,993)	1,880	(14,249)
Interest expense	4,124	3,371	13,185	11,577
Depreciation and amortization	4,855	2,829	13,511	10,782
Restructuring expenses	143	10,410	(56)	17,992
Goodwill and intangible asset impairment	―	29,400	―	29,400
Stock option expense	611	957	2,099	2,800
Consolidated EBITDA	$16,092	$4,179	$33,334	$10,547

Convertible Notes
The Company has outstanding $75.0 million aggregate principal amount of 4.75% Convertible Senior Notes due on July 2011 (the “Notes”).  The Notes are convertible into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events.  The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15 and July 15 of each year, and are unsubordinated except with respect to the Company’s debt outstanding under its Credit Facility.  The Company may not redeem the Notes at any time prior to maturity.  The Notes are convertible at the option of the holder anytime prior to the close of business on the business day prior to the maturity date.  Upon conversion, the Company may elect to deliver either shares of the Company’s common stock, cash or a combination of cash and shares of the Company’s common stock in satisfaction of the Company’s obligations upon conversion of the Notes.  If the Notes are not converted prior to the maturity date the Company is required to pay the holders of the Notes the principal amount of the Notes in cash upon maturity.

Dividends
In February 2009, the Company suspended paying cash dividends on its outstanding common shares.

Operating activities
Cash provided by operating activities was $64.0 million in 2009 compared to $6.9 million in 2008.  The increase was primarily attributable to improved operating results and working capital during the 2009 period and the income tax refund related to the carry-back of fiscal 2008 losses.  The increase in working capital was primarily attributable to a reduction of inventory and accounts receivable in 2009 compared to the 2008 period.

Investing activities
Cash used in investing activities was $1.9 million in 2009 compared to $24.8 million in 2008. In 2009, investing activities included capital expenditures of $2.3 million.  In 2008, investing activities included cash paid by the Company of $16.3 million to acquire the business and certain assets of Mikasa® and capital expenditures of $8.9 million related primarily to the Company’s new West Coast distribution center located in Fontana, California and the Company’s new office space in Medford, Massachusetts.  The Company’s 2010 planned capital expenditures are estimated not to exceed $8.0 million.

Financing activities
Cash used in financing activities was $64.8 million in 2009 compared to cash provided by financing activities of $17.2 million in 2008.  In 2009, net repayments under the Company’s Credit Facility were $64.7 million.  In 2008, the Company received net cash proceeds from borrowings under the Credit Facility of $20.6 million.

Contractual obligations
As of December 31, 2009, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$117,607	$12,476	$24,643	$24,567	$55,921
Long-term debt	75,000	―	75,000	―	―
Minimum royalty payments	19,259	6,463	11,130	606	1,060
Interest on long-term debt	7,126	3,563	3,563	―	―
Post retirement benefits	3,296	148	296	296	2,556
Capitalized leases	263	169	94	―	―
Total	$222,551	$22,819	$114,726	$25,469	$59,537

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.  The Company is exposed to market risk associated with changes in interest rates.  The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates.  The Company has entered into interest rate swap agreements with an aggregate notional amount of $50.0 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the year ended December 31, 2009.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2009 in Item 15 commencing on page F-1 are incorporated herein by reference.

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2009. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2009
	First quarter(1)	Second quarter(1)	Third quarter(1)	Fourth quarter(1)
	(in thousands, except per share data)
Net sales	$90,214	$85,334	$111,422	$128,070
Gross profit	32,066	32,228	41,644	51,263
Income (loss) from operations	(3,373)	1,434	7,599	9,949
Net income (loss)	(5,959)	(1,253)	4,879	5,048
Basic income (loss) per common share	$(0.50)	$(0.10)	$0.41	$0.42
Diluted income (loss) per common share	$(0.50)	$(0.10)	$0.40	$0.41

	Year ended December 31, 2008(3)
	First quarter(2)	Second quarter	Third quarter(2)	Fourth quarter(2)
	(in thousands, except per share data)
Net sales	$98,194	$92,399	$140,624	$156,718
Gross profit	38,589	37,111	54,528	54,172
Income (loss) from operations	(8,784)	(6,945)	3,365	(39,549)
Net loss	(6,357)	(3,552)	(1,051)	(36,795)
Basic and diluted loss per common share	$(0.53)	$(0.30)	$(0.09)	$(3.07)

Notes:

(1)	The Company recognized restructuring and fixed asset impairment expenses of $824,000, $(663,000), $671,000 and $1.8 million in the first, second, third and fourth quarters of 2009, respectively.

(2)
The Company recognized restructuring expenses of $2.9 million, $4.6 million and $10.5 million in the first, third and fourth quarters of 2008, respectively, and a non-cash goodwill and intangible asset impairment of $29.4 million in the fourth quarter of 2008.

(3)
Certain amounts have been adjusted in 2008 to reflect the provisions of ASC Topic No. 470-20 on a retrospective basis. See Note F of the Notes to the Consolidated Financial Statements included in Item 15 for further information regarding the provisions of ASC Topic No. 470-20.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial and accounting officer, respectively) have concluded, based on their evaluation as of December 31, 2009, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited Lifetime Brands Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lifetime Brands Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lifetime Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Lifetime Brands, Inc. and our report dated March 17, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York
March 17, 2010

Item 9B. Other Information

Not applicable

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is herein incorporated by reference.

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

10.1	License agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)**

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.3	Employment agreement dated May 2, 2006 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated May 2, 2006)**

10.4
Lease agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 8-K dated May 10, 2006)**

10.5	Amended 2000 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006)**

10.6	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to the Registrant’s Form 8-K dated June 8, 2006)**

10.7
Second Amended and Restated Credit Agreement among Lifetime Brands, Inc., Lenders party thereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K dated October 31, 2006)**

10.8
First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2006)**

10.9	Employment agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.10
Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2007)**

10.11	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 29, 2007)**

10.12	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 29, 2007)**

10.13
Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.14	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to the Registrant’s Form 8-K dated November 1, 2007)**

10.15
Amendment No. 2 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K/A dated April 17, 2008)**

10.16	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2008)**

10.17
Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.18	Amendment to the Company’s Second Amended and Restated Credit Agreement, Amendment No. 3, dated September 29, 2008 (incorporated by reference to the Registrant’s Form 8-K dated September 29, 2008)**

10.19
Forbearance Agreement and Amendment No. 4, dated as of February 12, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated February 12, 2009)**

10.20
Amendment to Forbearance Agreement and Amendment No. 4, dated as of March 6, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated March 6, 2009)**

10.21
Waiver and Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of March 31, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.22	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2009)**

10.23
Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated August 10, 2009)**

10.24	Amendment of Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated August 10, 2009)**

10.25
Waiver to the Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent and Co-Collateral Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated October 13, 2009)**

10.26
Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 30, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated October 30, 2009)**

10.27
Termination of Lease and Sublease Agreement Dated December 1, 2009 by and between Crispus Attucks Association of York, Pennsylvania, Inc. and Lifetime Brands, Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 1, 2009)**

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

99.1	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), Report of Independent Registered Accounting Firm ***

Notes to exhibits:

*	The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibit.

**	Incorporated by reference.

***	Filed herewith.

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

Signature	Title	Date

/s/ Jeffrey Siegel	Chairman of the Board of Directors,	March 17, 2010
Jeffrey Siegel	Chief Executive Officer, President and Director

/s/ Ronald Shiftan	Vice Chairman of the Board of Directors,	March 17, 2010
Ronald Shiftan	Chief Operating Officer and Director

/s/ Laurence Winoker	Senior Vice President – Finance,	March 17, 2010
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Craig Phillips	Senior Vice-President – Distribution,	March 17, 2010
Craig Phillips	and Director

/s/ David Dangoor	Director	March 17, 2010
David Dangoor

/s/ Michael Jeary	Director	March 17, 2010
Michael Jeary

/s/ John Koegel	Director	March 17, 2010
John Koegel

/s/ Cherrie Nanninga	Director	March 17, 2010
Cherrie Nanninga

/s/ William Westerfield	Director	March 17, 2010
William Westerfield

Item 15

LIFETIME BRANDS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Lifetime Brands, Inc. are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the Years ended December 31, 2009, 2008 and 2007	F-4

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2009, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

The following consolidated financial statement schedule of Lifetime Brands, Inc. required pursuant to Item 15(a) is submitted herewith:

Schedule II – Valuation and Qualifying Accounts	S-1

All other financial schedules are not required under the related instructions or are inapplicable, and therefore have been omitted.

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 8 – Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  The financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30.12% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors.  In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $20.3 million at December 31, 2009 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $2.2 million for the year then ended.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes A and F to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic No. 470-20, Debt with Conversion and Other Options, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York March 17, 2010

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands-except share data)

	December 31,
ASSETS	2009	2008
CURRENT ASSETS		(as adjusted see Note F)
Cash and cash equivalents	$682	$3,478
Accounts receivable, less allowances of $16,557 at 2009 and $14,651 at 2008	61,552	67,562
Inventory (Note N)	103,931	141,612
Income taxes receivable (Note J)	―	11,597
Prepaid expenses and other current assets	7,685	8,429
TOTAL CURRENT ASSETS	173,850	232,678

PROPERTY AND EQUIPMENT, net (Note N)	41,623	49,908
OTHER INTANGIBLES, net (Note D)	37,641	38,420
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note C)	20,338	17,784
OTHER ASSETS	3,271	2,991
TOTAL ASSETS	$276,723	$341,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings (Note E)	$24,601	$89,300
Accounts payable	21,895	24,151
Accrued expenses (Note N)	29,827	35,902
Deferred income tax liabilities (Note J)	207	403
Income taxes payable (Note J)	680	225
TOTAL CURRENT LIABILITIES	77,210	149,981

DEFERRED RENT & OTHER LONG-TERM LIABILITIES (Note N)	20,527	23,054
DEFERRED INCOME TAXES (Note J)	4,447	3,373
CONVERTIBLE NOTES (Note F)	70,527	67,864

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,015,273 in 2009 and 11,989,724 in 2008	120	120
Paid-in capital	129,655	127,497
Accumulated deficit	(18,949)	(21,515)
Accumulated other comprehensive loss	(6,814)	(8,593)
TOTAL STOCKHOLDERS’ EQUITY	104,012	97,509

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,723	$341,781

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands – except per share data)

	Year ended December 31,
	2009	2008	2007
		(as adjusted see Note F)	(as adjusted see Note F)
Net sales	$415,040	$487,935	$493,725

Cost of sales	257,839	303,535	288,997
Distribution expenses	43,329	57,695	53,493
Selling, general and administrative expenses	95,647	131,226	128,527
Goodwill and intangible asset impairment (Note D)	―	29,400	―
Restructuring expenses (Note B)	2,616	17,992	1,924

Income (loss) from operations	15,609	(51,913)	20,784

Interest expense	(13,185)	(11,577)	(10,623)
Other income, net	―	―	3,935

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	2,424	(63,490)	14,096

Income tax benefit (provision) (Note J)	(1,880)	14,249	(6,567)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes (Note C)	2,171	1,486	―

NET INCOME (LOSS)	$2,715	$(47,755)	$7,529

BASIC INCOME (LOSS) PER COMMON SHARE (Note I)	$0.23	$(3.99)	$0.58

DILUTED INCOME (LOSS) PER COMMON SHARE (Note I)	$0.22	$(3.99)	$0.57

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Paid-in	Retained earnings (accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit)	income (loss)	Total
BALANCE AT DECEMBER 31, 2006	13,283	$133	$111,165	$50,235	$78	$161,611
Adoption of accounting principle (Note F)			7,862	(637)		7,225
BALANCE AT DECEMBER 31, 2006 (as adjusted)	13,283	133	119,027	49,598	78	168,836
Comprehensive income:
Net income (as adjusted see Note F)				7,529		7,529
Derivative fair value adjustment, net of taxes of $170 (Note G)					(203)	(203)
Total comprehensive income						7,326
Tax benefit on exercise of stock options			161			161
Stock option expense (Note H)			2,197			2,197
Purchase and retirement of common stock	(1,363)	(14)		(22,658)		(22,672)
Exercise of stock options	32	1	244			245
Stock issued for acquisition	5		133			133
Shares issued to directors	7		95			95
Dividends				(3,219)		(3,219)
BALANCE AT DECEMBER 31, 2007	11,964	120	121,857	31,250	(125)	153,102
Comprehensive loss:
Net loss (as adjusted see Note F)				(47,755)		(47,755)
Grupo Vasconia, S.A.B. translation adjustment (Note C)					(6,587)	(6,587)
Derivative fair value adjustment (Note G)					(1,881)	(1,881)
Total comprehensive loss						(56,223)
Tax benefit on exercise of stock options			7			7
Stock option expense (Note H)			2,800			2,800
Exercise of stock options	2		10			10
Shares issued to directors	24		57			57
Tax valuation allowance (Note F)			2,766	(2,766)		-
Dividends				(2,244)		(2,244)
BALANCE AT DECEMBER 31, 2008	11,990	120	127,497	(21,515)	(8,593)	97,509
Comprehensive income:
Net income				2,715		2,715
Grupo Vasconia, S.A.B. translation adjustment (Note C)					456	456
Derivative hedge de-designation (Note G)					780	780
Derivative fair value adjustment (Note G)					543	543
Total comprehensive income						4,494
Stock option expense (Note H)			2,099			2,099
Exercise of stock options	46		59			59
Retirement of shares (Note H)	(21)			(149)		(149)
BALANCE AT DECEMBER 31, 2009	12,015	$120	$129,655	$(18,949)	$(6,814)	$104,012

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008	2007
		(as adjusted see Note F)	(as adjusted see Note F)
OPERATING ACTIVITIES
Net income (loss)	$2,715	$(47,755)	$7,529
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	(420)	1,458	79
Depreciation and amortization	11,472	10,782	9,659
Amortization of debt discount	2,663	2,435	2,226
Deferred rent	673	1,999	1,060
Deferred income taxes	734	(3,554)	1,908
Stock compensation expense	2,099	2,857	2,292
Undistributed earnings of Grupo Vasconia, S.A.B.	(1,953)	(1,132)	―
Gain on sale of property	―	―	(3,760)
Goodwill and intangible asset impairment	―	29,400	―
Fixed asset impairment	789	3,912	1,635
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	6,430	(3,990)	(4,593)
Inventory	37,680	26,154	19,925
Prepaid expenses, other current assets and other assets	(271)	(908)	1,220
Accounts payable, accrued expenses and other liabilities	(10,324)	1,142	(5,270)
Income taxes receivable	11,263	(11,597)	―
Income taxes payable	438	(4,295)	(2,343)
NET CASH PROVIDED BY OPERATING ACTIVITIES	63,988	6,908	31,567

INVESTING ACTIVITIES
Purchases of property and equipment, net	(2,344)	(8,859)	(19,023)
Business acquisitions	―	(16,312)	(10,543)
Investment in Grupo Vasconia, S.A.B.	―	―	(22,950)
Net proceeds from sale of property	408	362	8,832
NET CASH USED IN INVESTING ACTIVITIES	(1,936)	(24,809)	(43,684)

FINANCING ACTIVITIES
Proceeds (repayments) from borrowings, net	(64,699)	20,600	42,200
Cash dividends paid	―	(2,995)	(3,303)
Payment of capital lease obligations	(225)	(414)	(456)
Proceeds from the exercise of stock options	59	10	245
Excess tax benefits from stock option expense	17	6	125
Purchases of common stock	―	―	(22,672)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(64,848)	17,207	16,139

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,796)	(694)	4,022
Cash and cash equivalents at beginning of year	3,478	4,172	150
CASH AND CASH EQUIVALENTS AT END OF YEAR	$682	$3,478	$4,172

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Organization and business
Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products and markets its products under a number of brand names and trademarks, which are either owned or licensed.  The Company markets and sells its products wholesale to retailers throughout North America and directly to the consumer through its Pfaltzgraff®, Mikasa® and Lifetime Sterling™ Internet websites and Pfaltzgraff® mail order catalogs.

Up until December 31, 2008, the Company also operated retail outlet stores under the Pfaltzgraff® and Farberware® names.

Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition
Wholesale sales are recognized when title is transferred to the customer.  Internet and catalog sales are recognized upon delivery to the customer. The retail outlet store sales in 2008 were recognized at the time of sale. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $3.5 million, $4.4 million, and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses
Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.  Freight-out expenses amounted to $6.9 million, $8.7 million, and $8.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising expenses
Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $880,000, $1.6 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Accounts receivable
The Company periodically reviews the collectibility of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments.  A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers. The Company also maintains an allowance for anticipated customer deductions. The allowances for deductions are primarily based on contracts the Company has with its customers.  However, in certain cases the Company does not have a formal contract and/or customer deductions are non-contractual.  To evaluate the reasonableness of non-contractual customer deductions, the Company analyzes currently available information and historical trends of deductions. If the financial conditions of the Company’s customers or economic conditions were to deteriorate, resulting in an impairment of their ability to make payments or sell the Company’s products at reasonable sales prices, or the Company’s estimate of  non-contractual deductions was determined to be inaccurate, revisions to allowances may be required, which could adversely affect the Company’s financial condition. Historically, the Company’s allowances have been appropriate and have not resulted in material unexpected charges.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE  A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment and considering the various available channels of distribution (e.g. wholesale: specialty store, off-price retailers etc. or the Internet and catalog).  If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of inventory to the estimated selling price.  If the Company is inaccurate in its estimates of selling prices, it could report material fluctuations in gross margin. Historically, the Company’s adjustments to inventory have been appropriate and have not resulted in material unexpected charges. Consistent with the seasonality of the Company’s business, inventory generally increases, beginning late in the second quarter of the year, and reaches a peak at the end of the third quarter or early in the fourth quarter, and declines thereafter.

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

Concentration of credit risk
The Company’s cash and cash equivalents are potentially subject to concentration of credit risk. The Company maintains cash with several financial institutions that, in some cases, is in excess of Federal Deposit Insurance Corporation insurance limits.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across North America.

During the years ended December 31, 2009, 2008 and 2007, Wal-Mart Stores, Inc. (including Sam’s Clubs) accounted for 18%, 20% and 21% of sales, respectively.  No other customer accounted for 10% or more of the Company’s sales during the periods. For the years ended December 31, 2009, 2008 and 2007, the Company’s ten largest customers accounted for 64%, 60% and 62% of sales, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE  A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments
The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature.  The Company estimated that the carrying amounts of borrowings outstanding under its revolving Credit Facility approximate fair value since such borrowings bear interest at variable market rates. The fair value of the Company’s $75.0 million 4.75% Convertible Senior Notes at December 31, 2009 and 2008 was $66.8 million and $39.4 million, respectively, based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system at December 31, 2009 and 2008.

Fair value measurements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  Fair value measurements included in the Company’s consolidated financial statements relate to the Company’s convertible notes, annual intangible asset impairment test  and derivatives, described in Notes A, D and G, respectively.

Derivatives
The Company accounts for derivative instruments in accordance with ASC Topic No. 815, Derivatives and Hedging.  ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

Goodwill, intangible assets and long-lived assets
Goodwill and intangible assets deemed to have indefinite lives, are not amortized but instead are subject to an annual impairment assessment in accordance with the provisions of ASC Topic No. 350, Intangibles-Goodwill and Other. As more fully described in Note D, the results of the Company’s 2009 assessment did not indicate an impairment of the Company’s indefinite-lived intangible assets.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment in accordance with ASC Topic No. 360, Property, Plant and Equipment, whenever events or changes in circumstances indicate that such amounts may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company considered indicators of impairment of its long-lived assets and determined that, other than the impairment charges related to the Company’s restructuring activities described in Note B, no such indicators were present at December 31, 2009.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE  A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic No. 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The Company applies the provisions of ASC Topic No. 740 for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. In accordance with this provision, tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position.

Stock options
The Company accounts for its stock options in accordance with ASC Topic No. 718-20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.  The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock.  Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options.

New accounting pronouncements
In May 2008, the FASB issued ASC Topic No. 470-20, Debt with Conversion and Other Options, which requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion (including partial cash settlement), to separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s non-convertible debt borrowing rate with the resulting debt discount amortized as additional non-cash interest expense over the life of the convertible debt.  The provisions of ASC Topic No. 470-20 were effective for the Company on January 1, 2009 and the effects on the Company’s consolidated financial statements as a result of the adoption are described in Note F.

In May 2009, the FASB issued ASC Topic No. 855, Subsequent Events.  ASC Topic No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  ASC Topic No. 855 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC Topic No. 855 did not have a material impact on the Company’s consolidated financial statements.

Subsequent events
The Company has evaluated subsequent events through the date of the filing of its consolidated financial statements with the Securities and Exchange Commission.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE B — RESTRUCTURING

The restructuring and impairment charges discussed below are included in restructuring expenses in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007.

December 2007 store closings
In December 2007, management of the Company commenced a plan to close 30 underperforming Farberware® and Pfaltzgraff® factory outlet stores. All 30 stores were closed by the end of the first quarter of 2008.  In connection with these store closings the Company incurred restructuring related costs consisting of the following:

	Year Ended December 31,
	2008	2007
	(in thousands)
Store lease obligations	$2,300	$	―
Consulting fees	393		289
Employee related expenses	141		―
Other related costs	153		―
Total	$2,987		$289

There were no costs associated with these store closings recognized during the year ended December 31, 2009. The remaining store lease obligations that were included in accrued expenses at December 31, 2008 related to these store closings of $566,000 were paid in the first quarter of 2009.

The Company also recorded a non-cash fixed asset impairment charge of $1.6 million at December 31, 2007 related to these store closings. No impairment charges were recognized in connection with these store closings during the years ended December 31, 2009 and 2008.

September 2008 restructuring initiative
In September 2008, management of the Company commenced a plan to: (i) close its 53 remaining Farberware® and Pfaltzgraff® retail outlet stores due to continued poor performance, (ii) vacate its York, Pennsylvania distribution center and consolidate the distribution with the Company’s main East and West Coast distribution centers and (iii) vacate certain excess showroom space. In connection with these restructuring activities the Company incurred restructuring related costs consisting of the following:

	Year Ended December 31,
	2009	2008
	(in thousands)
Store lease obligations	$1,263	$7,662
Consulting fees	—	1,766
Employee related expenses	(206)	1,354
Other related costs	411	318
Total	$1,468	$11,100

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE B — RESTRUCTURING (continued)

The following is a roll-forward of the amounts included in accrued expenses related to the September 2008 restructuring initiative (in thousands):

	Balance December 31, 2008	Accrual adjustments	Charges	Payments	Balance December 31, 2009
Lease obligations	$7,578	$(439)	$1,702	$(8,494)	$347
Consulting fees	354	—	—	(354)	—
Employee related expenses	1,168	(289)	83	(955)	7
Other related costs	224	—	411	(537)	98
Total	$9,324	$(728)	$2,196	$(10,340)	$452

The adjustments in the table above reflect decisions by the Company not to vacate certain leased space that the Company had expected to vacate and not to terminate the employment of certain employees, whose employment the Company had expected to terminate. The amounts were included in the Company’s restructuring charges for the year ended December 31, 2008.

During the years ended December 31, 2009 and 2008, the Company recorded non-cash asset impairment charges of $789,000 and $3.9 million, respectively, related to these restructuring activities. The non-cash impairment charge for the year ended December 31, 2009 reflects an adjustment reducing the non-cash impairment charge recognized in 2008 by $1.2 million as the result of decisions by the Company not to vacate certain leased space that the Company had expected to vacate.

Pursuant to ASC Topic No. 205-20, Presentation of Financial Statements- Discontinued Operations, the Company has not accounted for its retail outlet store operations as discontinued operations since the Company believes that the operations and cash flows of the retail outlet store operations would not be eliminated from the on-going operations of the Company as a result of these store closings. Specifically, the Company determined that the migration of customers from the Company’s retail outlet stores to the Company’s Internet, catalog and wholesale businesses would not be insignificant. For this purpose, the Company concluded that the migration of sales from the retail outlet stores to the Internet, catalog and wholesale businesses of greater than 5% would be significant.

Third quarter 2009 restructuring activities
During the third quarter of 2009, management of the Company commenced a plan to realign the management structure of certain of its divisions and eliminate a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.  In connection with these restructuring activities, the Company recorded $363,000 of restructuring expenses consisting of employee related expenses, of which $136,000 of these expenses were unpaid and included in accrued expenses at December 31, 2009.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE C — INVESTMENT IN GRUPO VASCONIA, S.A.B.

In December 2007, the Company acquired approximately a 30% interest in Grupo Vasconia, S.A.B. (“Vasconia”) for $23.0 million in cash. The Company accounts for its investment in Vasconia using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2009 and 2008 in the accompanying consolidated statements of operations.  The Company’s proportionate share of Vasconia’s net income has been translated from Mexican Pesos (“MXP”) to U.S. Dollars (“USD”) using the average daily exchange rate during the years ended December 31, 2009 and 2008.  During the year ended December 31, 2009, the Company received a cash dividend of $218,000 from Vasconia. Included in prepaid expenses and other currents assets at December 31, 2009 and 2008, are amounts due from Vasconia of $202,000 and $371,000, respectively.

Summarized financial statement information for Vasconia as of and for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
	2009		2008
	(in thousands)
Income Statement	USD	MXP	USD	MXP
Net Sales	$94,633	$1,276,126	$110,026	$1,219,151
Gross Profit	26,251	353,500	28,212	313,739
Income from operations	11,803	159,531	11,662	129,518
Net Income	8,306	111,709	6,270	63,014

	December 31,
	2009		2008
	(in thousands)
Balance Sheet	USD	MXP	USD	MXP
Current assets	$48,422	$630,250	$46,320	$619,962
Non-current assets	23,698	308,447	22,371	325,351
Current liabilities	11,624	151,295	17,583	251,799
Non-current liabilities	3,711	48,297	3,981	55,264

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE D — INTANGIBLE ASSETS AND GOODWILL

The Company performed its 2009 annual impairment tests for its indefinite-lived intangible assets in accordance with ASC Topic No. 350, Intangibles- Goodwill and Other, as of October 1, 2009.  The test involved the assessment of the fair market value of the Company’s indefinite-lived intangible assets which was based on Level 2 observable inputs using a discounted cash flow approach assuming a discount rate of 14% and an annual growth rate of 3%. The results of the assessment indicated that the fair value of the Company’s indefinite-lived intangibles exceeded the carrying amount by approximately $29.0 million.  Accordingly, the Company concluded that no impairment to the carrying value of the Company’s indefinite-lived intangibles existed at December 31, 2009.

In 2008, due primarily to the significant decline in the Company’s market capitalization, the Company recognized non-cash impairment charges of $29.4 million consisting of the write-off of all recorded goodwill of $27.4 million and a reduction of the carrying amount of the Company’s indefinite-lived intangibles of $2.0 million.

Intangible assets, all of which are included in the wholesale segment, consist of the following (in thousands):

	Year Ended December 31,
	2009				2008
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$25,530	$	―	$25,530	$25,530	$	―	$25,530

Finite-lived intangible assets:
Licenses	15,847		(5,685)	10,162	15,847		(5,123)	10,724
Trade names	2,477		(1,185)	1,292	2,477		(1,103)	1,374
Customer relationships	586		(421)	165	586		(321)	265
Patents	584		(92)	492	584		(57)	527
Total	$45,024		$(7,383)	$37,641	$45,024		$(6,604)	$38,420

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2009 are as follows:

Years
Trade names	30
Licenses	33
Customer relationships	3
Patents	17

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31
2010	$717
2011	631
2012	591
2013	591
2014	591

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $775,000, $978,000, and $915,000, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE E — CREDIT FACILITY

The Company has a $130.0 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”).  Borrowings under the Credit Facility are secured by all assets of the Company.

On March 31, 2009, the Company entered into a waiver and amendment to the Credit Facility (the “Amendment”).  Pursuant to the Amendment, the Company’s lenders waived the Company’s non-compliance with the financial covenants required by the Credit Facility at December 31, 2008. The Amendment modified the Credit Facility in certain ways including, as follows: (i) changed the maturity date to January 31, 2011, (ii) added certain asset categories to the borrowing base, (iii) increased the applicable margin rates (including a minimum LIBOR of 1.75%), (iv) revised the minimum Consolidated EBITDA (as defined in the Credit Facility) and fixed charge coverage covenants and added both a minimum net sales for 2009 only and maximum capital expenditures covenant, (v) eliminated the requirement of maximum leverage and minimum interest coverage ratios, (vi) eliminated the $50.0 million accordion feature, (vii) revised the minimum excess availability amount and (viii) placed restrictions on dividends and acquisitions.  The Company was in compliance with its financial covenants at December 31, 2009.  The Amendment also provided for a lock-box arrangement with the collateral agent for the benefit of its lenders; as such, the Company has classified the indebtedness as a current liability in its consolidated balance sheets as of December 31, 2009 and 2008.

On October 13, 2009, the Company entered into an agreement with its lenders to reduce the minimum net sales requirement for the quarter ended September 30, 2009 from $114.8 million to $107.0 million.

On October 30, 2009, the Company entered into an agreement with its lenders to further amend the Credit Facility to, among other things: (i) reduce the minimum required availability to $15.0 million for all fiscal quarters beginning with the fiscal quarter ended September 30, 2009, (ii) eliminate the orderly liquidation value of the Company’s trademarks from the borrowing base and (iii) reduce the total commitment to $130.0 million.

On February 12, 2010, the Company entered into an agreement with its lenders to further amend the Credit Facility to, among other things: (i) permit the Company to purchase, from time to time, in the aggregate, up to $15.0 million principal amount of the Company’s 4.75% Convertible Notes and (ii) eliminate the requirement for the Company to obtain a consent from the lenders prior to consummating a Permitted Acquisition (as defined in the Credit Facility).

At December 31, 2009, the Company had $1.2 million of open letters of credit and $24.6 million of borrowings outstanding under the Credit Facility.  Interest rates on outstanding borrowings at December 31, 2009 ranged from 5.75% to 6.25%.  Availability under the Credit Facility at December 31, 2009 was $49.9 million (net of $15.0 million of minimum required availability).  The Company has interest rate swap and collar agreements with an aggregate notional amount of $55.2 million at December 31, 2009 (see Note G).  The Company entered into these agreements to effectively fix the interest rate on a portion of its borrowings under the Credit Facility.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE F — CONVERTIBLE NOTES

The Company has outstanding $75.0 million aggregate principal amount of 4.75% Convertible Senior Notes due July 15, 2011 (the “Notes”). The Notes are convertible into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15th and July 15th of each year and are unsubordinated except with respect to the Company’s debt outstanding under its Credit Facility.  The Company may not redeem the Notes at any time prior to maturity.

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

As part of the issuance of the Notes, the Company incurred $3.1 million in underwriter’s discounts and other offering expenses.   The offering costs are being amortized to interest expense over the term of the Notes. At December 31, 2009 the unamortized balance of these costs is $917,000 and is included in other assets in the consolidated balance sheet.

Effective January 1, 2009, the Company adopted the provisions of ASC Topic No. 470-20 on a retrospective basis as though the provisions were in effect at the date of issuance of the Notes in June 2006.  As a result of the adoption, the Company reclassified $7.9 million (net of taxes of $2.8 million) from convertible notes to additional paid-in-capital and recorded a debt discount of $12.8 million to be amortized to interest expense over the term of the Notes.  In 2008, the Company recorded a full valuation allowance against all of its deferred taxes.  Accordingly, the Company increased additional paid in capital and accumulated deficit by $2.8 million to reflect the valuation allowance in the 2008 period in the accompanying statement of stockholders' equity.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE F — CONVERTIBLE NOTES (continued)

The following tables set forth the effects of the retrospective adoption of ASC Topic No. 470-20 on the Company’s consolidated balance sheet at December 31, 2008, consolidated statements of operations and cash flows for the years ended December 31, 2008, and 2007 (in thousands, except per share data):

Selected balance sheet data:

	December 31, 2008,
	As reported	As adjusted
Convertible notes	$75,000	$67,864
Paid-in-capital	116,869	127,497
Accumulated deficit	(18,023)	(21,515)

Selected statement of operations and cash flow data:

	Year Ended December 31, 2008,
	As reported	As adjusted
Statement of Operations
Interest expense	$(9,142)	$(11,577)
Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(61,055)	(63,490)
Income tax benefit	10,540	14,249
Net loss	(49,029)	(47,755)
Basic and diluted loss per common share	(4.09)	(3.99)
Statement of Cash Flows
Amortization of debt discount	―	2,435
Deferred income taxes	155	(3,554)

	Year Ended December 31, 2007,
	As reported	As adjusted
Statement of Operations
Interest expense	$(8,397)	$(10,623)
Income before income taxes	16,322	14,096
Income tax provision	(7,430)	(6,567)
Net income	8,892	7,529
Basic income per common share	0.69	0.58
Diluted income per common share	0.68	0.57
Statement of Cash Flows
Amortization of debt discount	―	2,226
Deferred income taxes	2,771	1,908

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE F — CONVERTIBLE NOTES (continued)

At December 31, 2009 and December 31, 2008, the carrying amounts of the debt and equity components of the Notes were as follows (in thousands):

	December 31,
	2009	2008
Carrying amount of equity component, net of tax	$10,628	$10,628

Principal amount of liability component	$75,000	$75,000
Unamortized discount	(4,473)	(7,136)
Carrying amount of debt component	$70,527	$67,864

At December 31, 2009 the remaining period over which the debt discount will be amortized is 1.5 years.  The effective interest rate of the liability component was 9.02% at the date of issuance. Total interest recognized related to the Notes, including amortization of the debt discount and offering costs, was $6.8 million, $6.6 million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE G — DERIVATIVES

The Company has interest rate swap agreements with an aggregate notional amount of $50.0 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure related to its variable interest rate borrowings under the Credit Facility. The agreements expire in November 2010 through January 2011.

An interest rate swap agreement with a notional amount of $15.0 million and the interest rate collar agreements were designated as cash flow hedges at inception, with the effective portion of the fair value gains or losses on these agreements recorded as a component of accumulated other comprehensive loss. During November 2009, the interest rate collar agreements were de-designated as a cash flow hedge as a result of reductions and projected future reductions in the Company’s borrowings hedged by the interest rate collar agreements.  Accordingly, the Company reclassified a portion of the loss included in other comprehensive loss related to the interest rate collar agreements of $780,000, representing the ineffective portion of the hedge, to interest expense. In addition, beginning in December 2009 and through the termination of the interest rate collar agreements, the Company will amortize the remaining loss of $382,000 included in other comprehensive loss and recognize the fair value gains or losses related to the interest rate collar agreements in interest expense. The effect of recording the cash flow hedges at fair value resulted in an unrealized gain of $543,000 at December 31, 2009 and unrealized losses of $1.9 million and $203,000 (net of taxes of $170,000) for the years ended December 31, 2008 and 2007, respectively.

Interest rate swap agreements with an aggregate notional amount of $35.0 million were not designated as hedges at inception and the fair value gains or losses from these swap agreements are recognized in interest expense. The effect of recording these interest rate swap agreements and the interest rate collar agreements (beginning with December 31, 2009) at fair value resulted in unrealized gains of $143,000 and $148,000 for the years ended December 31, 2009 and 2008, respectively, and an unrealized loss of $358,000 for the year ended December 31, 2007.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $1.8 million and $2.5 million at December 31, 2009 and 2008, respectively, and is included in accrued expenses and deferred rent & other long-term liabilities.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE H — CAPITAL STOCK

Long-term incentive plan
In June 2009, the shareholders of the Company approved an amendment to the Company’s 2000 Long-Term Incentive Plan (the “Plan”) to increase the shares available for grant by 1,000,000 shares to 3,500,000 shares.  These shares of the Company’s common stock may be subject to outstanding awards granted to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards.  The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, and other stock-based awards.  Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to five years from the date of grant. As of December 31, 2009, there were 1,215,729 shares available for grant under the Plan.  All stock options granted through December 31, 2009 under the Plan have exercise prices equal to the market values of the Company’s common stock on the dates of grant.

In February 2009, two key executives of the Company irrevocably and voluntarily cancelled their options to purchase a total of 600,000 shares of the Company’s common stock, which had a nominal fair value, in order to increase the shares available for grant under the Plan.

Stock options
A summary of the Company’s stock option activity and related information for the three years ended December 31, 2009, is as follows:

	Options	Weighted- Average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2006	1,410,900	$22.78
Grants	516,500	21.65
Exercises	(32,000)	7.64
Cancellations	(86,500)	23.48
Options outstanding, December 31, 2007	1,808,900	22.69
Grants	286,000	7.15
Exercises	(1,750)	5.50
Cancellations	(56,500)	26.67
Options outstanding, December 31, 2008	2,036,650	20.41
Grants	632,000	3.43
Exercises	(12,650)	5.43
Cancellations	(869,333)	25.28
Options outstanding, December 31, 2009	1,786,667	12.14	6.51	$3,091,570
Options exercisable, December 31, 2009	693,858	15.44	5.03	$474,197

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE H — CAPITAL STOCK (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on December 31, 2009. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2009 and the exercise price.

The total intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $12,000, $10,000, and $417,000, respectively. The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised.

The Company recognized stock option expense of $2.1 million, $2.8 million, and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total unrecognized compensation cost related to unvested stock options at December 31, 2009, before the effect of income taxes, was $3.8 million and is expected to be recognized over a weighted-average period of 2.37 years.

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

The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $1.92, $5.05 and $8.26, respectively.

The fair value for these stock options was estimated at the date of grant using the following weighted-average assumptions:

	2009	2008	2007
Historical volatility	73%	50%	40%
Expected term (years)	4.4	4.8	5.2
Risk-free interest rate	1.92%	2.41%	4.56%
Expected dividend yield	0.00%	5.20%	1.18%

Cash dividends
The Company did not pay cash dividends on its outstanding shares of common stock during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the Company paid a total annual cash dividend of $0.25 per share.

Preferred stock
The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is outstanding at December 31, 2009.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE H — CAPITAL STOCK (continued)

Restricted stock
In 2009, 2008 and 2007, the Company issued 33,335, 22,586 and 7,280 restricted shares, respectively, of the Company’s common stock to its Board of Directors representing payment of a portion of their annual retainer.  The total fair value of the restricted shares, based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, was $150,000, $172,500 and $150,000, respectively. The shares vest 100% one year from the date of grant.

Escrow shares
In 2009, the Company received back 20,436 shares of its common stock valued at $149,000 that previously had been held in escrow in connection with its 2006 acquisition of certain assets of Syratech Corporation.  See Note L.

NOTE I — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding.  Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock.  The calculations of basic and diluted income (loss) per common share for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(in thousands - except per share amounts)

Net income (loss) - Basic	$2,715	$(47,755)	$7,529
Interest expense, net, 4.75% Convertible Senior Notes	―	―	―
Net income (loss) – Diluted	$2,715	$(47,755)	$7,529

Weighted-average shares outstanding – Basic	12,009	11,976	12,969
Effect of dilutive securities:
Stock options	66	―	130
4.75% Convertible Senior Notes	―	―	―
Weighted-average shares outstanding – Diluted	12,075	11,976	13,099

Basic income (loss) per common share	$0.23	$(3.99)	$0.58
Diluted income (loss) per common share	$0.22	$(3.99)	$0.57

The computations of diluted income (loss) per common share for the years ended December 31, 2009, 2008 and 2007 excludes options to purchase 1,435,348, 2,036,650 and 1,544,000 shares of the Company’s common stock, respectively, due to their antidilutive effect. The computations of diluted income (loss) per common share for the years ended December 31, 2009, 2008 and 2007 also excludes 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Senior Notes and related interest expense, due to their antidilutive effect.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE J — INCOME TAXES

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$162	$(11,478)	$3,891
State and local	984	1,388	768
Deferred	734	(4,159)	1,908
Income tax provision (benefit)	$1,880	$(14,249)	$6,567

The Company has carried back the prior year loss for Federal tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset (liability) are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred income tax assets:
Deferred rent expense	$2,424	$2,117
Grupo Vasconia, S.A.B. translation adjustment	2,403	2,553
Stock options	1,413	919
Inventory	1,603	2,614
Depreciation and amortization	672	―
Operating loss carry-forward	617	1,209
AMT credit	633	709
Accounts receivable allowances	176	852
Accrued bonuses	389	313
Derivatives	619	1,054
Other	990	4,033
Total deferred income tax asset	$11,939	$16,373

Deferred income tax liability:
Depreciation and amortization	―	(31)
Indefinite-lived intangibles	(4,273)	(3,776)
Convertible Debt	(1,727)	(2,765)
Grupo Vasconia, S.A.B. equity in earnings	(383)	(198)
Inventory	―	(1,303)
Other	―	(211)
Total deferred income tax liability	(6,383)	(8,284)

Net deferred income tax asset	5,556	8,089
Valuation allowance	(10,210)	(11,865)
Net deferred income tax liability	$(4,654)	$(3,776)

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE J — INCOME TAXES (continued)

As of December 31, 2009, the Company has utilized the Federal net operating loss carry forward generated in the prior year.  Additionally, the Company has various state net operating loss carry forwards of $12.4 million that will begin to expire in 2014. The Company has credit carryforwards of $633,000 that do not expire.  Management has determined that it is not more likely than not that these assets will be realized and a valuation allowance has been established.  In accordance with ASC Topic No. 740, Income Taxes, the Company has offset its total deferred tax asset with certain deferred tax liabilities that are expected to reverse in the carry forward period.

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates as follows:

	Year Ended December 31,
	2009	2008	2007
Provision (benefit) for Federal income taxes at
at the statutory rate	35.0%	(35.0)%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	37.9	(3.3)	5.9
Non-deductible stock options	11.5	0.5	3.4
Non-deductible expenses	6.4	1.1	0.8
Valuation allowance	(19.3)	19.4	―
Other	6.1	(5.1)	1.5
Provision (benefit) for income taxes	77.6%	(22.4)%	46.6%

The estimated value of the Company’s tax positions at December 31, 2009, 2008 and 2007 is a liability of $335,000, $498,000 and $1.4 million, respectively, and consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance at January 1	$498	$1,437	$1,704
Additions based on tax positions related to the current year			36
Additions for tax positions of prior years	28	303	9
Reductions for tax position of prior years	191	1,242	312
Balance at December 31	$335	$498	$1,437

The Company had approximately $69,000, net of federal benefit, accrued at December 31, 2009 for the payment of interest.  The Company’s policy for recording interest and penalties is to record such items as a component of income taxes.

If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s liability would be reduced by $335,000, of which $335,000 would impact the Company’s tax provision.  On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that $335,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions:  U.S. Federal, California, Massachusetts, Pennsylvania, New York and New Jersey.  As of December 31, 2009, the Company has settled their Federal tax examination for the periods 2006 through 2008.  The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2008.  The periods subject to examination for the Company’s major state jurisdictions are the years ended 2006 through 2008.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE K — BUSINESS SEGMENTS

Segment information
The Company operates in two reportable business segments; the wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff®, Mikasa® and Lifetime Sterling™ Internet websites and the Company’s Pfaltzgraff® mail-order catalogs.

As more fully described in Note B, the Company ceased operating its Pfaltzgraff® and Farberware® retail outlet stores by December 31, 2008.  The results of operations of certain of these stores were included in the direct-to-consumer segment during 2008.

The Company has segmented its operations in a manner that reflects how management reviews and evaluates the results of its operations.  While both segments distribute similar products, the segments are distinct due to their different types of customers and the different methods used to sell, market and distribute the products. Management evaluates the performance of the wholesale and direct-to-consumer segments based on net sales and income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.  Assets in each segment consist of assets used in its operations and acquired intangible assets.  Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net sales:
Wholesale	$389,078	$403,591	$416,890
Direct-to-consumer	25,962	84,344	76,835
Total net sales	$415,040	$487,935	$493,725

Income (loss) from operations:
Wholesale (1)	$30,581	$(11,979)	$42,968
Direct-to-consumer (2)	(3,637)	(28,998)	(10,010)
Unallocated corporate expenses	(11,335)	(10,936)	(12,174)
Total income (loss) from operations	$15,609	$(51,913)	$20,784

Depreciation and amortization:
Wholesale	$11,252	$9,975	$8,178
Direct-to-consumer	220	807	1,481
Total depreciation and amortization	$11,472	$10,782	$9,659

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE K — BUSINESS SEGMENTS (continued)

Segment information (continued)

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Assets:
Wholesale	$273,589	$321,284	$337,156
Direct-to-consumer	2,452	5,422	22,163
Unallocated/ corporate/ other	682	15,075	12,096
Total assets	$276,723	$341,781	$371,415

Capital expenditures:
Wholesale	$1,684	$8,538	$17,412
Direct-to-consumer	660	321	1,611
Total capital expenditures	$2,344	$8,859	$19,023
Notes:

(1)
In 2009, income from operations for the wholesale segment includes $600,000 for restructuring and impairment expenses.  In 2008, loss from operations for the wholesale segment included non-cash goodwill and intangible asset impairment charges totaling $29.4 million. See Notes B and D.

(2)
In 2009, 2008 and 2007, loss from operations for the direct-to-consumer segment includes $2.0 million, $18.0 million and $1.9 million of restructuring and non-cash fixed asset impairment charges, respectively.  See Note B.

Product category information – net sales
The following table sets forth the net sales by the major product categories included within the Company’s wholesale operating segment:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Food Preparation	$217,476	$232,211	$247,336
Tabletop	113,479	111,769	97,995
Home Décor	53,360	57,650	68,856
Other	4,763	1,961	2,703
Total	$389,078	$403,591	$416,890

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE L — COMMITMENTS AND CONTINGENCIES

Operating leases
The Company has lease agreements for its corporate headquarters, distribution centers, showrooms and sales offices that expire through 2022. These leases generally provide for, among other things, annual base rent escalations, and additional rent for real estate taxes and other costs.

In December 2009, in connection with the Company’s restructuring activities described in Note B, the Company entered into an agreement pursuant to which, among other things, the Company was released from its lease obligations for the space the Company leased in the Greenway Tech Center in York, Pennsylvania that had served as the headquarters of the Company’s retail operations.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31

2010	$12,476
2011	12,195
2012	12,448
2013	12,319
2014	12,248
Thereafter	55,921
Total	$117,607

Rental and related expenses under operating leases were $13.5 million, $23.0 million and $18.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Capital leases
The Company has entered into various capital lease arrangements for the leasing of equipment that is primarily utilized in its distribution centers. These leases expire through 2011 and the future minimum lease payments due under the leases are as follows (in thousands):

Year ending December 31

2010	$169
2011	94
Total minimum lease payments	263
Less: amounts representing interest	(19)
Present value of minimum lease payments	$244

The current and non-current portions of the Company’s capital lease obligations at December 31, 2009 of $154,000 and $90,000, respectively, and at December 31, 2008 of $230,000 and $239,000, respectively, are included in accrued expenses, and deferred rent & other long-term liabilities, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE L — COMMITMENTS AND CONTINGENCIES (continued)

Royalties
The Company has license agreements that require the payment of royalties on sales of licensed products, which expire through 2023.  Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31

2010	$6,463
2011	5,423
2012	5,707
2013	300
2014	306
Thereafter	1,060
Total	$19,259

Legal proceedings
The Company is a defendant in various lawsuits and from time-to-time regulatory proceedings which may require the recall of its products, arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In October 2007, Syratech Corporation (“Syratech”) commenced an action against the Company and the Company’s wholly-owned subsidiary, Syratech Acquisition Corporation, in the New York State Supreme Court, New York County, asserting a single cause of action for breach of contract.  Syratech alleged that the Company breached the parties’ asset purchase agreement by failing to file and make effective a registration statement for shares of the Company’s common stock issued to Syratech for its assets.  In November 2009, the Company entered into a settlement agreement and the action was dismissed.  Pursuant to the settlement agreement, the Company paid Syratech $425,000.

In March 2008, the Environmental Protection Agency (“EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico was added to the Superfund National Priorities List due to contamination present in the local drinking water supply. Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace”), a wholly-owned subsidiary of the Company, received a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act regarding the San Germán Ground Water Contamination Superfund Site, San Germán, Puerto Rico dated May 29, 2008 from the EPA.  The EPA requested that Wallace provide information regarding Wallace’s occupation of the facility located in San Germán, Puerto Rico and contamination of the ground water supply.  By letter dated June 18, 2008, the Company responded to the EPA’s Request for Information on behalf of Wallace.  The Company has engaged environmental consultants to investigate the environmental condition of the property and preliminary discussions with the EPA have been initiated.  At this time, it is not possible for the Company to evaluate the outcome.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE M — RETIREMENT PLANS

401(k) plan
The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $16,500 ($22,000 for employees 50 years or over) for 2009. During 2008 and 2007, the Company matched 50% of employee contributions up to 4% of an employee’s eligible compensation.  Effective January 1, 2009 the Company suspended its matching contribution as an expense savings measure.  The Company made matching contributions to the 401(k) plan of $777,000 and $778,000 in 2008 and 2007, respectively.

Retirement benefit obligations
As part of the acquisition of the business and certain assets of Syratech in April 2006, the Company assumed certain obligations for retirement benefits to be payable to certain former executives of Syratech.  The obligations under these agreements are unfunded. At December 31, 2009 and 2008, the total unfunded retirement benefit obligation was $3.3 million and $3.2 million, respectively, and is included in accrued expenses, and deferred rent & other long-term liabilities. During the years ended December 31, 2009 and 2008, the Company paid retirement benefits related to these obligations of $153,000 and $148,000, respectively.  The Company expects to pay a total of $148,000 in retirement benefits related to these obligations during the year ending December 31, 2010.

NOTE N — OTHER

Inventory
The components of inventory are as follows:

	December 31,
	2009	2008
	(in thousands)

Finished goods	$101,270	$137,378
Work in process	1,635	2,197
Raw materials	1,026	2,037
Total	$103,931	$141,612

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE N — OTHER (continued)

Property and equipment
Property and equipment consist of:

	December 31,
	2009	2008
	(in thousands)

Machinery, furniture and equipment	$64,927	$63,868
Leasehold improvements	24,283	24,469
Building and improvements	1,716	1,708
Construction in progress	123	1,301
Land	115	115
	91,164	91,461
Less: accumulated depreciation and amortization	(49,541)	(41,553)
Total	$41,623	$49,908

Depreciation and amortization expense on property and equipment for the years ended December 31, 2009, 2008 and 2007 was $9.4 million, $9.8 million and $8.7 million, respectively.

Included in machinery, furniture and equipment and accumulated depreciation at December 31, 2009 are $2.1 million and $1.7 million, respectively, related to assets recorded under capital leases.  Included in machinery, furniture and equipment and accumulated depreciation at December 31, 2008 are $2.1 million and $1.6 million, respectively, related to assets recorded under capital leases.

As more fully described in Note B, the Company recorded non-cash impairment charges in connection with its restructuring activities of $789,000, $3.9 million and $1.6 million in 2009, 2008 and 2007, respectively.

In November 2007, the Company sold its former corporate headquarters in Westbury, New York, for net proceeds of $8.8 million.  The Company recognized a gain of $3.7 million on the sale which is included in other income, net for the year ended December 31, 2007.

Accrued expenses
Accrued expenses consist of:

	December 31,
	2009	2008
	(in thousands)

Customer allowances and rebates	$10,693	$5,956
Compensation	4,948	1,924
Interest	2,666	2,272
Vendor invoices	3,020	6,066
Royalties	1,801	2,021
Derivative liability	1,695	―
Commissions	737	1,218
Freight	704	2,245
Restructuring costs	588	9,890
Other	2,975	4,310
Total	$29,827	$35,902

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE N — OTHER (continued)

Deferred rent & other long-term liabilities
Deferred rent & other long-term liabilities consist of:

	December 31,
	2009	2008
	(in thousands)

Deferred rent liability	$10,998	$11,135
Mikasa® contingent consideration	6,215	6,215
Retirement benefit obligations	3,148	3,003
Derivative liability	76	2,462
Long-term portion of capital lease obligations	90	239
Total	$20,527	$23,054

Supplemental cash flow information

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,804	$8,635		$6,167
Cash paid for taxes	380	6,138		6,392

Non-cash investing activities:
Grupo Vasconia, S.A.B. translation adjustment	$388	$(6,587)	$	―
Liabilities assumed in business acquisition	―	3,264		―
Common stock issued in connection with business acquisition	―	―		133
Equipment acquired under capital lease obligations	―	―		34
Capitalized tenant improvement allowances	―	―		7,039

LIFETIME BRANDS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
Description	Balance at beginning of period	Additions charged to costs and expenses		Deductions (describe)		Balance at end of period

Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$1,853	$1,204		$1,624	(a)	$1,433
Reserve for sales returns and allowances	12,798	22,180	(c)	19,854	(b)	15,124
	$14,651	$23,384		$21,478		$16,557

Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$395	$1,614		$156	(a)	$1,853
Reserve for sales returns and allowances	16,005	23,160	(c)	26,367	(b)	12,798
	$16,400	$24,774		$26,523		$14,651

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$395	$(79)		$(79)	(a)	$395
Reserve for sales returns and allowances	11,702	19,970	(c)	15,667	(b)	16,005
	$12,097	$19,891		$15,588		$16,400

(a) Uncollectible accounts written off, net of recoveries.

(b) Allowances granted.

(c) Charged to net sales.

S-1