Form 10-Q
period 2010-03-31
LIFETIME BRANDS, INC
filed 2010-05-10
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 10, 2010 was 12,016,273.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$754	$682
Accounts receivable, less allowances of $16,848 at 2010 and $16,557 at 2009	55,335	61,552
Inventory (Note A)	101,811	103,931
Prepaid expenses and other current assets	8,054	7,685
Income taxes receivable	36	―
TOTAL CURRENT ASSETS	165,990	173,850

PROPERTY AND EQUIPMENT, net	40,227	41,623
INTANGIBLE ASSETS, net (Note D)	37,472	37,641
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note C)	22,114	20,338
OTHER ASSETS	2,851	3,271
TOTAL ASSETS	$268,654	$276,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank borrowings (Note E)	$20,070	$24,601
Accounts payable	24,335	21,895
Accrued expenses	21,019	29,827
Deferred income tax liabilities (Note J)	207	207
Income taxes payable (Note J)	―	680
TOTAL CURRENT LIABILITIES	65,631	77,210

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,632	20,527
DEFERRED INCOME TAXES (Note J)	5,007	4,447
CONVERTIBLE NOTES (Note F)	71,232	70,527

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,016,273 in 2010 and 12,015,273 in 2009	120	120
Paid-in capital	130,318	129,655
Accumulated deficit	(18,220)	(18,949)
Accumulated other comprehensive loss	(6,066)	(6,814)
TOTAL STOCKHOLDERS’ EQUITY	106,152	104,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,654	$276,723

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$88,736	$90,214

Cost of sales	53,952	58,148
Distribution expenses	10,133	11,048
Selling, general and administrative expenses	22,124	23,567
Restructuring expenses (Note B)	―	824

Income (loss) from operations	2,527	(3,373)

Interest expense (Note F)	(2,429)	(2,873)

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	98	(6,246)

Income tax provision (Note J)	(39)	(135)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes (Note C)	670	422

NET INCOME (LOSS)	$729	$(5,959)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE (NOTE I)	$0.06	$(0.50)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$729	$(5,959)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,542	2,678
Amortization of debt discount	705	644
Deferred rent	233	78
Deferred income taxes	―	60
Stock compensation expense	659	459
Undistributed earnings of Grupo Vasconia, S.A.B.	(670)	(422)
Changes in operating assets and liabilities:
Accounts receivable, net	6,217	7,685
Inventory	2,120	9,670
Prepaid expenses, other current assets and other assets	(350)	1,638
Accounts payable, accrued expenses and other liabilities	(6,232)	(7,528)
Income taxes payable	(726)	(92)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,227	8,911

INVESTING ACTIVITIES
Purchases of property and equipment, net	(578)	(679)
NET CASH USED IN INVESTING ACTIVITIES	(578)	(679)

FINANCING ACTIVITIES
Repayments of bank borrowings, net	(4,531)	(9,600)
Proceeds from the exercise of stock options	6	―
Excess tax benefits from the exercise of stock options	10	―
Payment of capital lease obligations	(62)	(62)
NET CASH USED IN FINANCING ACTIVITIES	(4,577)	(9,662)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72	(1,430)
Cash and cash equivalents at beginning of period	682	3,478
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$754	$2,048

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business
Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products and markets its products under a number of brand names and trademarks, which are either owned or licensed.  The Company markets and sells its products principally on a wholesale basis to retailers throughout North America.  The Company also sells certain products directly to consumers through its Pfaltzgraff®, Mikasa® and Lifetime Sterling™ Internet websites and Pfaltzgraff® mail order catalogs.

Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Revenue recognition
Wholesale sales are recognized when title is transferred to the customer.  Internet and catalog sales are recognized upon delivery to the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $518,000 and $900,000 for the three months ended March 31, 2010 and 2009, respectively.  Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses
Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.  For the three months ended March 31, 2010 and 2009, freight-out expenses, net of amounts billed to customers, were $700,000 and $300,000, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

The components of inventory are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Finished goods	$99,075	$101,270
Work in process	1,759	1,635
Raw materials	977	1,026
Total	$101,811	$103,931

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

Fair value measurements
FASB ASC Topic No. 820, Fair Value Measurements and Disclosures, provides guidance for using fair value to measure assets and liabilities and provides a framework for measuring fair value under U.S. generally accepted accounting principles that defines fair value valuations as based on either: Level 1 inputs (valuations based on quoted market prices), Level 2 inputs (valuations based on quoted market prices and other inputs) or Level 3 inputs (valuations based on unobservable inputs).  Fair value measurements included in the Company’s condensed consolidated financial statements relate to the Company’s convertible notes and derivatives described in Notes A and G, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Fair value of financial instruments
The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature. The Company estimated that the carrying amounts of borrowings outstanding under its Credit Facility approximate fair value since such borrowings bear interest at variable market rates.  The fair value of the Company’s $75.0 million 4.75% Convertible Senior Notes (the “Notes”) at March 31, 2010 was $67.7 million and was determined based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system at March 31, 2010.

Subsequent events
The Company has evaluated subsequent events through the date of the filing of its condensed consolidated financial statements with the Securities and Exchange Commission.

NOTE B — RESTRUCTURING

September 2008 restructuring initiative
In September 2008, management of the Company commenced a plan to: (i) close its 53 remaining Farberware® and Pfaltzgraff® retail outlet stores due to continued poor performance (in December 2007 the Company had closed 30 underperforming stores), (ii) vacate its York, Pennsylvania distribution center and consolidate the distribution with the Company’s main East and West Coast distribution centers and (iii) vacate certain excess showroom space. The Company has incurred restructuring related costs for lease obligations, employee related expenses and other incremental costs related to these restructuring activities of $12.6 million through March 31, 2010. No restructuring expenses were recognized related to this restructuring initiative during the three months ended March 31, 2010.  During the three months ended March 31, 2009 the Company had recognized $824,000 of restructuring expenses in connection with this restructuring initiative consisting primarily of lease obligations.

At March 31, 2010, the Company had accrued $295,000 related to this restructuring initiative consisting primarily of a lease obligation.

Third quarter 2009 restructuring activities
During the third quarter of 2009, management of the Company commenced a plan to realign the management structure of certain of its divisions and eliminate a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.  In connection with these restructuring activities, through March 31, 2010, the Company has recognized $363,000 of restructuring expenses consisting of employee related expenses.  No restructuring expenses were recognized related to this restructuring initiative during the three months ended March 31, 2010.  At March 31, 2010, $37,000 of these expenses were unpaid and included in accrued expenses.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE C — GRUPO VASCONIA, S.A.B.

The Company owns a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three months ended March 31, 2010 and 2009 in the accompanying condensed consolidated statements of operations.  The Company’s investment balance and its proportionate share of Vasconia’s net income have been translated from Mexican Pesos (“MXP”) to U.S. Dollars (“USD”) using the spot rate and average daily exchange rate at and during the three months ended March 31, 2010 and 2009, respectively.  The effect of the translation of the Company’s investment balance resulted in an increase to the investment balance of $946,000 at March 31, 2010 and a decrease to the investment balance of $849,000 at March 31, 2009 (also see Note M).  Included in prepaid expenses and other current assets at March 31, 2010 and December 31, 2009 are amounts due from Vasconia of $135,000 and $202,000, respectively.

Summarized income statement information for Vasconia in USD and MXP is as follows:

	Three Months Ended March 31,
	2010		2009
	(in thousands)
	USD	MXP	USD	MXP
Net Sales	$25,138	$321,125	$24,366	$348,927
Gross Profit	7,329	93,621	6,273	89,833
Income from operations	3,534	45,146	3,277	46,930
Net Income	2,316	29,592	1,786	25,576

NOTE D — INTANGIBLE ASSETS

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	March 31, 2010				December 31, 2009
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$25,530	$	―	$25,530	$25,530	$	―	$25,530

Finite-lived intangible assets:
Licenses	15,847		(5,806)	10,041	15,847		(5,685)	10,162
Trade names	2,477		(1,203)	1,274	2,477		(1,185)	1,292
Customer relationships	586		(444)	142	586		(421)	165
Patents	584		(99)	485	584		(92)	492
Total	$45,024		$(7,552)	$37,472	$45,024		$(7,383)	$37,641

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

NOTE E — CREDIT FACILITY

The Company has a $130.0 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”).  Borrowings under the Credit Facility are secured by all assets of the Company.

On February 12, 2010, the Company entered into an agreement with its lenders to amend the Credit Facility to, among other things: (i) permit the Company to purchase, from time to time, in the aggregate, up to $15.0 million principal amount of the Company’s 4.75% Convertible Senior Notes and (ii) eliminate the requirement for the Company to obtain a consent from the lenders prior to consummating a Permitted Acquisition (as defined in the Credit Facility).

At March 31, 2010, the Company had $1.2 million of open letters of credit and $20.1 million of borrowings outstanding under the Credit Facility.  Interest rates on outstanding borrowings at March 31, 2010 ranged from 5.75% to 6.25%.  Availability under the Credit Facility at March 31, 2010 was $48.4 million (net of $15.0 million of minimum required availability).  At March 31, 2010, the Company has an interest rate swap agreement with a notional amount of $15.0 million, which qualifies for hedge accounting, that effectively fixes the interest rate on a portion of its borrowings under the Credit Facility. The Company was in compliance with its financial covenants at March 31, 2010.

NOTE F — CONVERTIBLE NOTES

The Company has outstanding $75.0 million aggregate principal amount of 4.75% Convertible Senior Notes due July 15, 2011 (the “Notes”). The Notes are convertible at the option of the holder any time prior to maturity into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15th and July 15th of each year and are unsubordinated except with respect to the Company’s debt outstanding under its Credit Facility.  The Company may not redeem the Notes at any time prior to maturity.

Effective January 1, 2009, the Company adopted the provisions of ASC Topic No. 470-20, Debt with Conversion and Other Options, on a retrospective basis as though the provisions were in effect at the date of issuance of the Notes in June 2006.  As a result of the adoption, on January 1, 2009 the Company reclassified $7.9 million (net of taxes of $2.8 million) from convertible notes to additional paid-in-capital and recorded a debt discount of $12.8 million that is being amortized to interest expense over the term of the Notes.

At March 31, 2010 and December 31, 2009, the carrying amounts of the debt and equity components of the Notes were as follows (in thousands):

	March 31, 2010	December 31, 2009

Carrying amount of equity component, net of tax	$10,628	$10,628

Principal amount of liability component	$75,000	$75,000
Unamortized discount	(3,768)	(4,473)
Carrying amount of debt component	$71,232	$70,527

At March 31, 2010 the remaining period over which the debt discount will be amortized is 1.25 years.  The effective interest rate of the liability component was 9.02% at the date of issuance. Total interest recognized related to the Notes, including amortization of the debt discount and offering costs, was $1.7 million for both the three months ended March 31, 2010 and 2009.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

NOTE G — DERIVATIVES

The Company had interest rate swap agreements with an aggregate notional amount of $50.0 million, which decreased to $25.0 million in January 2010 and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure related to its variable interest rate borrowings under the Credit Facility. The agreements expire in November 2010 through January 2011.

An interest rate swap agreement with a notional amount of $15.0 million and the interest rate collar agreements were designated as cash flow hedges at inception, with the effective portion of the fair value gains or losses on these agreements recorded as a component of accumulated other comprehensive loss. In November 2009, the interest rate collar agreements were de-designated as a cash flow hedge as a result of reductions, and projected future reductions, in the Company’s borrowings hedged by the interest rate collar agreements.  Accordingly, the Company discontinued hedge accounting for the interest rate collar agreements and reclassified a portion of the loss related to these interest rate collar agreements included in other comprehensive loss (representing the ineffective portion of the hedge) to interest expense. The remaining portion of the loss included in other comprehensive loss related to these interest rate collar agreements of $382,000 is being recognized in earnings using the effective interest method over the remaining term of the interest rate collar agreements. At March 31, 2010, $232,000 of this amount remains to be amortized. The effect of recording the Company’s cash flow hedges at fair value resulted in unrealized gains of $57,000 (net of taxes of $36,000) and $75,000 (net of taxes of $47,000) for the three months ended March 31, 2010 and 2009, respectively.

Interest rate swap agreements with an aggregate notional amount of $10.0 million were not designated as hedges at inception and the fair value gains or losses from these swap agreements are recognized in interest expense. The effect of recording these interest rate swap agreements and the interest rate collar agreements (beginning in November 2009) at fair value resulted in unrealized gains of $267,000 and $39,000 for the three months ended March 31, 2010 and 2009, respectively.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $1.4 million at March 31, 2010, and is included in accrued expenses.

NOTE H — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2010	1,786,667	$12.14
Grants	15,000	7.66
Exercises	(1,000)	4.60
Cancellations	(4,667)	27.28
Options outstanding, March 31, 2010	1,796,000	12.06	6.64	$8,134,295
Options exercisable, March 31, 2010	697,626	15.31	4.82	$2,048,428

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE H — STOCK COMPENSATION (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2010.  The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2010 and the exercise price.

The total intrinsic value of stock options exercised for the three months ended March 31, 2010 was $6,100. No options were exercised during the three months ended March 31, 2009.  The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised.

The Company recognized stock compensation expense of $659,000 and $459,000 for the three months ended March 31, 2010 and 2009, respectively.

Total unrecognized compensation cost related to unvested stock options at March 31, 2010, before the effect of income taxes, was $3.3 million and is expected to be recognized over a weighted-average period of 2.14 years.

At March 31, 2010, there were 1,205,396 shares available for grant under the Company’s 2000 Long-Term Incentive Plan.

NOTE I — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding.  Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock.  The calculations of basic and diluted income (loss) per common share for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Net income (loss) ― Basic	$729	$(5,959)
Interest expense, 4.75% Convertible Senior Notes, net of tax	―	―
Net income (loss) ― Diluted	$729	$(5,959)

Weighted-average shares outstanding ― Basic	12,015	11,990
Effect of dilutive securities:
Stock options	306	―
4.75% Convertible Senior Notes	―	―
Weighted-average shares outstanding ― Diluted	12,321	11,990
Basic and Diluted income (loss) per common share	$0.06	$(0.50)

The computation of diluted income (loss) per common share for the three months ended March 31, 2010 and 2009 excludes: (i) options to purchase 697,500 shares and 1,344,150 shares, respectively; and (ii) 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s 4.75% Convertible Senior Notes and related interest expense due to their antidilutive effect.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
NOTE J — INCOME TAXES

As of December 31, 2009, the Company had utilized the Federal net operating loss carryforward generated in 2008.  Additionally, the Company has various state net operating loss carryforwards of $12.4 million that will begin to expire in 2014. The Company has credit carryforwards of $633,000 which do not expire.  Management has determined that it is not more likely than not that these assets will be realized and a valuation allowance has been established.  In accordance with ASC Topic No. 740, Income Taxes, the Company has offset its total deferred tax asset with certain deferred tax liabilities that are expected to reverse in the carryforward period.

The estimated value of the Company’s tax positions at March 31, 2010 is a liability of $335,000.  If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s liability would be reduced by $335,000, of which $335,000 would impact the Company’s tax provision.  On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $335,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Pennsylvania, New York and New Jersey.  As of December 31, 2009, the Company has settled its Federal tax examination for the periods 2006 through 2008.  The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2008.  The periods subject to examination for the Company’s major state jurisdictions are the years ended 2006 through 2008.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three months ended March 31, 2010 and 2009.

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE K — BUSINESS SEGMENTS (continued)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net sales
Wholesale	$82,110	$83,606
Direct-to-consumer	6,626	6,608
Total net sales	$88,736	$90,214

Income (loss) from operations
Wholesale	$5,021	$824
Direct-to-consumer (1)	(130)	(1,500)
Unallocated corporate expenses	(2,364)	(2,697)
Total income (loss) from operations	$2,527	$(3,373)

Depreciation and amortization
Wholesale	$(2,486)	$(2,626)
Direct-to-consumer	(56)	(52)
Total depreciation and amortization	$(2,542)	$(2,678)

Note:
(1) Loss from operations for the Direct-to-consumer segment for the three months ended March 31, 2009 includes $824,000 of restructuring expenses. See Note B.

NOTE L — CONTINGENCIES

The Company is a defendant in various lawsuits and from time-to-time regulatory proceedings which may require the recall of its products, arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In March 2008, the Environmental Protection Agency (“EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico was added to the Superfund National Priorities List due to contamination present in the local drinking water supply. Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace”), a wholly-owned subsidiary of the Company, received a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act regarding the San Germán Ground Water Contamination Superfund Site, San Germán, Puerto Rico dated May 29, 2008 from the EPA.   The Company responded to the EPA’s Request for Information on behalf of Wallace. At this time, it is not possible for the Company to evaluate the outcome of this matter.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

NOTE M — OTHER

Dividends
The Company currently does not pay a cash dividend on its outstanding shares of common stock.

Supplemental cash flow information

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,418	$3,040
Cash paid for taxes	755	154

Non-cash investing activities:
Grupo Vasconia, S.A.B. foreign currency translation adjustment	$(946)	$849

Comprehensive income (loss)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income (loss)	$729	$(5,959)
Derivative fair value adjustment, net of taxes of $36 and $47 for the periods ended 2010 and 2009, respectively	57	75
Grupo Vasconia, S.A.B. foreign currency translation adjustment, net of taxes of $366 and $329 for the periods ended 2010 and 2009, respectively	580	(520)
Derivative hedge de-designation	110	―
Total comprehensive income (loss)	$1,476	$(6,404)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and in our report dated March 17, 2010, we expressed an unqualified opinion on those consolidated financial statements.  The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30.15% interest) as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated March 11, 2010 expressed an unqualified opinion on those statements.  In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $20.3 million at December 31, 2009 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $2.2 million for the year then ended.

/s/ ERNST & YOUNG LLP

Jericho, New York
May 7, 2010

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2009 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	General economic factors and political conditions;

•	Liquidity;

•	Competition;

•	Customers;

•	Supply chain;

•	Intellectual property;

•	Regulatory;

•	Technology; and

•	Personnel.

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

EFFECTS OF THE CURRENT ECONOMIC ENVIRONMENT

Sales of the Company’s products declined in 2008 and 2009 as a result of the global economic recession that began in late 2007. In addition, in 2009, retailers generally decreased overall stock-keeping levels, resulting in lower inventory replenishment. While there are signs that a moderate economic recovery is currently underway, the Company believes that sustainable increases in the demand for its products will not occur until employment levels improve from current levels. A deterioration of economic conditions would likely have an adverse impact on the Company’s sales.

BUSINESS SEGMENTS

The Company operates in two reportable business segments; the wholesale segment which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the direct-to-consumer segment, through its Pfaltzgraff®, Mikasa® and Lifetime Sterling™ Internet websites and Pfaltzgraff® mail-order catalogs.

INVESTMENT IN GRUPO VASCONIA, S.A.B.

In 2007, the Company acquired approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), a leading Mexican housewares company. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. The Agreement also provides mechanisms whereby the Company is able to acquire a controlling interest in Vasconia or to require Vasconia to repurchase the Company’s ownership interest. Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and C.P. Eduardo Manuel Arturo Argil y Aguilar have been designated as the Company’s nominees and currently serve as directors of Vasconia. Mr. Argil, a Certified Public Accountant, also serves as a member of Vasconia’s Audit Committee.  Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI.

Vasconia is an integrated cookware manufacturer. Through its subsidiary, Industria Mexicana del Aluminio, S.A. de C.V., Vasconia manufactures and sells aluminum circles, sheets, strips, plates and coils. Vasconia sells cookware and other housewares product items in Mexico and in Central and South America under its Ekco®, Vasconia®, Regal®, Presto® and Thermos® brands and sells housewares products under several of the Company’s owned and licensed brands, including CasaMōda®, Farberware®, KitchenAid®, Mikasa® and Pedrini®. Vasconia purchases certain housewares products directly from third-party vendors in Asia.  In connection with such purchases, Vasconia reimburses the Company for the use of the Company’s sourcing offices and personnel services.

The Company sells certain cookware products in the United States under the Vasconia® brand. The Company and Vasconia have entered into a cookware supply agreement, pursuant to which the Company would be able to purchase cookware from Vasconia at Vasconia’s manufactured cost.

On January 29, 2010, Vasconia filed a Schedule 13D with the Securities and Exchange Commission, in which it disclosed that it had acquired 639,000 shares of the Company’s common stock.

RESTRUCTURING EXPENSES

The Company recognized restructuring costs in 2009 in connection with: (i) the Company’s closure of its unprofitable retail outlet store operations, (ii) the closure of the Company’s York, Pennsylvania distribution center, the operations of which were consolidated with those of the Company’s main East Coast and West Coast distribution centers, (iii) the decision to vacate certain excess showroom space, (iv) the realignment of the management structure of certain of the Company’s divisions and (v) the elimination of a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.  At March 31, 2010, these restructuring activities have been substantially completed.

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

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters.  In 2009, 2008 and 2007, net sales for the third and fourth quarters accounted for 58%, 61% and 61% of total annual net sales, respectively.  In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K dated December 31, 2009.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net sales	100.0%	100.0%

Cost of sales	60.9	64.5
Distribution expenses	11.4	12.2
Selling, general and administrative expenses	24.9	26.1
Restructuring expenses	―	0.9
Income (loss) from operations	2.8	(3.7)

Interest expense	(2.7)	(3.2)

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	0.1	(6.9)

Income tax provision	―	(0.1)
Equity in earnings of Grupo Vasconia, S.A.B.	0.8	0.5

Net income (loss)	0.9%	(6.5	) %

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 2009

Net Sales
Net sales for the three months ended March 31, 2010 were $88.7 million, a decrease of 1.7% compared to net sales of $90.2 million for the 2009 period.

Net sales for the wholesale segment for the three months ended March 31, 2010 were $82.1 million, a decrease of $1.5 million or 1.8% compared to net sales of $83.6 million for the 2009 period. Net sales in the 2009 period included approximately $3.4 million of net sales into the going-out-of-business sale of a customer that was liquidated.  Net sales for the Company’s Food Preparation product category increased approximately $600,000. Net sales for the Company’s Tabletop product category decreased approximately $900,000, reflecting the non-recurrence, in the 2010 period, of approximately $2.2 million of net sales relating to the aforementioned going-out-of-business sale. Excluding these non-recurring net sales; net sales for the Company’s Tabletop product category increased by approximately $1.3 million. Net sales for the Company’s Home Décor product category decreased approximately $1.2 million.

Net sales for the direct-to-consumer segment for both the three month periods ended March 31, 2010 and 2009 were $6.6 million. An increase in product revenue period over period, which includes the Company’s new Lifetime Sterling™  Internet website, was offset by lower shipping income as a result of free shipping promotions during the three months ended March 31, 2010.

Cost of sales
Cost of sales for the three months ended March 31, 2010 were $54.0 million compared to $58.1 million for the 2009 period.  Cost of sales as a percentage of net sales was 60.9% for the three months ended March 31, 2010 compared to 64.5% for the 2009 period.

Cost of sales as a percentage of net sales for the wholesale segment was 63.0% for the three months ended March 31, 2010 compared to 67.0% for the 2009 period. Gross margin in the 2010 period benefited from favorable product mix and lower royalty expenses as the Company allowed unprofitable licenses to expire.  Gross margin in the 2009 period was negatively affected by low margin sales into the going-out-of-business sale of a customer that was liquidated and high ocean freight costs.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 33.4% for the three months ended March 31, 2010 from 32.6% for the 2009 period. The decrease in gross margin was primarily attributable to free shipping  promotions during the three months ended March 31, 2010.

Distribution expenses
Distribution expenses for the three months ended March 31, 2010 were $10.1 million compared to $11.0 million for the 2009 period.  Distribution expenses as a percentage of net sales were 11.4% for the three months ended March 31, 2010 and 12.2% for the 2009 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 10.0% for the three months ended March 31, 2010 compared to 10.1% for the 2009 period.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 28.6% for the three months ended March 31, 2010 compared to 39.8% for the 2009 period.  The decrease is primarily attributable to efficiencies realized from the exiting of the Company’s York, Pennsylvania distribution center in July 2009.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2010 were $22.1 million, a decrease of 6.4% from $23.6 million for the 2009 period.

Selling, general and administrative expenses for the three months ended March 31, 2010 for the wholesale segment were $17.1 million, a decrease of $1.3 million or 7.1% from $18.4 million for the 2009 period.  As a percentage of net sales, selling, general and administrative expenses were 20.8% for the three months ended March 31, 2010 compared to 22.0% for the 2009 period. The decrease was attributable to the benefit of 2009 restructuring activities, namely, a reduction in employee costs from management realignment, lower depreciation and amortization as the Company exited facilities and wrote-off fixed assets and lowered occupancy expenses primarily from consolidating showrooms.

Selling, general and administrative expenses for the three months ended March 31, 2010 for the direct-to-consumer segment were $2.6 million compared to $2.5 million for the 2009 period.

Unallocated corporate expenses for the three months ended March 31, 2010 and 2009 were $2.4 million and $2.7 million, respectively.  The decrease in the 2010 period was primarily attributable to a decrease in consulting expenses and the non-recurrence of certain severance costs that were recognized in the 2009 period.

Restructuring expenses
During the three months ended March 31, 2009, the Company recognized restructuring expenses of $824,000 consisting principally of charges for lease obligations, employee related expenses and other related costs.

Interest expense
Interest expense for the three months ended March 31, 2010 was $2.4 million compared to $2.9 million for the 2009 period.  The decrease in interest expense was primarily attributable to lower average borrowings in the 2010 period which were offset in part by higher average interest rates during the three months ended March 31, 2010 compared to the 2009 period.

Income tax provision
The income tax provision for the three months ended March 31, 2010 was $39,000 compared to $135,000 for the 2009 period.  The Company’s effective tax rate for the three months ended March 31, 2010 was 39.8% compared to 2.2% in the 2009 period.  The 2010 period effective tax rate reflects a provision for Federal and state taxes.  The 2009 period effective tax rate reflected a reduction in certain valuation allowances recoverable against certain deferred tax assets and a provision for minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Credit Facility.  The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payment of principal and interest on its debt.

At March 31, 2010, the Company’s cash and cash equivalents were $754,000 compared to $682,000 at December 31, 2009. Availability under the Company’s Credit Facility at March 31, 2010 was $48.4 million.

Borrowings under the Company’s Credit Facility were $20.1 million at March 31, 2010 which represents a decrease of $4.5 million from December 31, 2009.  At March 31, 2010, the Company had $1.2 million of open letters of credit.

Credit facility
The Company has a $130.0 million secured credit facility that matures on January 31, 2011 (the “Credit Facility”).  Borrowings under the Credit Facility are secured by all assets of the Company.  The Company believes that availability under the Credit Facility and cash flows from operations will be sufficient to fund its operations for the balance of 2010. The Company is currently in discussions to refinance both the Credit Facility and its $75.0 million principal amount of 4.75% Convertible Senior Notes that mature on July 15, 2011 (the “Notes”). While the Company expects to be able to refinance the Credit Facility and the Notes, there can no assurance that it will be successful.

On February 12, 2010, the Company entered into an agreement with its lenders to amend the Credit Facility to, among other things: (i) permit the Company to purchase, from time to time, in the aggregate, up to $15.0 million principal amount of the Company’s 4.75% Convertible Senior Notes and (ii) eliminate the requirement for the Company to obtain a consent from the lenders prior to consummating a Permitted Acquisition (as defined in the Credit Facility).

Interest rates on outstanding borrowings at March 31, 2010 ranged from 5.75% to 6.25%.  Availability under the Credit Facility at March 31, 2010 was $48.4 million (net of $15.0 million of minimum required availability).  The Company has entered into interest rate swap and collar agreements with an aggregate notional amount of $15.0 million, which qualifies for hedge accounting, that effectively fixes the interest rate on a portion of its borrowings under the Credit Facility.

The Company was in compliance with its financial covenants at March 31, 2010.  The Company’s Consolidated EBITDA, as defined by the Credit Facility, for the four quarters ended March 31, 2010 was $38.7 million compared to the minimum Consolidated EBITDA required by the Credit Facility of $28.0 million.

Consolidated EBITDA for the four quarters ended March 31, 2010 was determined as follows:

Consolidated EBITDA for the four quarters ended March 31, 2010
(in thousands)
Three months ended March 31, 2010	$6,398
Three months ended December 31, 2009	16,092
Three months ended September 30, 2009	12,314
Three months ended June 30, 2009	3,919
Total for the four quarters	$38,723

Capital expenditures for the three months ended March 31, 2010 were $578,000 compared to the maximum capital expenditures permitted by the Credit Facility of $2.0 million.  The fixed charge coverage ratio for the four quarters ended March 31, 2010 was 3.89 to 1.00 compared to the minimum fixed charge coverage ratio of 1.50 to 1.00.

The borrowing base at March 31, 2010 under the Credit facility is determined as the sum of (1) 85% of eligible receivables and 85% of the orderly liquidation value of eligible inventory, less (2) reserves.

Non-GAAP financial measure
Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  The following is a reconciliation of the net income (loss) as reported to Consolidated EBITDA for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income (loss) as reported	$729	$(5,959)
Add:
Income tax provision	39	135
Interest expense	2,429	2,873
Depreciation and amortization	2,542	2,678
Restructuring expenses	―	824
Stock compensation expense	659	459
Consolidated EBITDA	$6,398	$1,010

Convertible Notes
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

Operating activities
Cash provided by operating activities was $5.2 million for the three months ended March 31, 2010 compared to $8.9 million in the 2009 period.  The decrease was primarily attributable to a lesser decrease in inventory in the 2010 period due to a decline in the Company’s inventory reduction efforts as the desired levels of inventory are being realized.

Investing activities
Cash used in investing activities was $578,000 for the three months ended March 31, 2010 compared to $679,000 in the 2009 period.

Financing activities
Cash used in financing activities was $4.6 million for the three months ended March 31, 2010 compared to $9.7 million for the 2009 period.  In the 2010 period, net repayments under the Company’s Credit Facility were $4.5 million compared to $9.6 million in the 2009 period.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.  The Company is exposed to market risk associated with changes in interest rates.  The Company’s Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates.  The Company has interest rate swap agreements with an aggregate notional amount of $25.0 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended March 31, 2010.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2010, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	May 10, 2010
Jeffrey Siegel Chief Executive Officer and President (Principal Executive Officer)

/s/ Laurence Winoker	May 10, 2010
Laurence Winoker Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)