Form 10-Q
period 2010-06-30
LIFETIME BRANDS, INC
filed 2010-08-09
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 9, 2010 was 12,046,293.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$886	$682
Accounts receivable, less allowances of $13,532 at 2010 and $16,557 at 2009	52,609	61,552
Inventory (Note A)	114,693	103,931
Prepaid expenses and other current assets	8,481	7,685
Prepaid income taxes (Note I)	951	―
TOTAL CURRENT ASSETS	177,620	173,850

PROPERTY AND EQUIPMENT, net	38,955	41,623
INTANGIBLE ASSETS, net (Note D)	37,281	37,641
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note C)	21,155	20,338
OTHER ASSETS	4,673	3,271
TOTAL ASSETS	$279,684	$276,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank borrowings	$ ―	$24,601
Accounts payable	32,853	21,895
Accrued expenses	25,105	29,827
Deferred income tax liabilities (Note I)	620	207
Income taxes payable (Note I)	―	680
TOTAL CURRENT LIABILITIES	58,578	77,210

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,664	20,527
DEFERRED INCOME TAXES (Note I)	4,375	4,447
REVOLVING CREDIT FACILITY (Note E)	58,828	―
TERM LOAN (Note E)	10,000	―
4.75% CONVERTIBLE SENIOR NOTES (Note E)	23,113	70,527

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,046,293 in 2010 and 12,015,273 in 2009	120	120
Paid-in capital	129,582	129,655
Accumulated deficit	(19,200)	(18,949)
Accumulated other comprehensive loss	(6,376)	(6,814)
TOTAL STOCKHOLDERS’ EQUITY	104,126	104,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$279,684	$276,723

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$86,889	$85,334	$175,625	$175,548

Cost of sales	52,942	53,106	106,894	111,254
Distribution expenses	9,597	9,502	19,730	20,550
Selling, general and administrative expenses	21,828	21,955	43,952	45,522
Restructuring expenses (Note B)	―	(663)	―	161

Income (loss) from operations	2,522	1,434	5,049	(1,939)

Interest expense (Note E & F)	(2,644)	(2,894)	(5,073)	(5,767)
Loss on early retirement of debt (Note E)	(764)	―	(764)	―

Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(886)	(1,460)	(788)	(7,706)

Income tax provision (Note I)	(573)	(281)	(612)	(416)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes (Note C)	478	488	1,148	910

NET LOSS	$(981)	$(1,253)	$(252)	$(7,212)

BASIC AND DILUTED LOSS PER COMMON SHARE (Note H)	$(0.08)	$(0.10)	$(0.02)	$(0.60)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(252)	$(7,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,000	5,488
Amortization of debt discount	1,357	1,302
Deferred rent	286	522
Deferred income taxes	―	98
Stock compensation expense	1,400	942
Undistributed earnings of Grupo Vasconia, S.A.B.	(750)	(716)
Asset impairment (Note B)	―	(818)
Loss on early retirement of debt (Note E)	764	―
Changes in operating assets and liabilities:
Accounts receivable, net	8,943	18,506
Inventory	(10,762)	18,669
Prepaid expenses, other current assets and other assets	99	(1,799)
Accounts payable, accrued expenses and other liabilities	6,892	(13,025)
Prepaid income taxes	(951)	―
Income taxes receivable	―	11,263
Income taxes payable	(906)	(30)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,120	33,190

INVESTING ACTIVITIES
Purchases of property and equipment, net	(1,251)	(1,244)
NET CASH USED IN INVESTING ACTIVITIES	(1,251)	(1,244)

FINANCING ACTIVITIES
Proceeds from revolving credit facility (Note E)	58,828	―
Proceeds from term loan (Note E)	10,000	―
Repayments of prior credit facility, net (Note E)	(24,601)	(31,467)
Repurchase of 4.75% convertible senior notes (Note E)	(51,028)	―
Financing costs	(3,058)	―
Proceeds from the exercise of stock options	57	―
Excess tax benefits from the exercise of stock options	226	―
Payment of capital lease obligations	(89)	(127)
NET CASH USED IN FINANCING ACTIVITIES	(9,665)	(31,594)

INCREASE IN CASH AND CASH EQUIVALENTS	204	352
Cash and cash equivalents at beginning of period	682	3,478
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$886	$3,830

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including food preparation, tabletop and home décor products, and markets its products under a number of brand names and trademarks, which are either owned or licensed.  The Company markets and sells its products principally on a wholesale basis to retailers throughout North America.  The Company also sells certain products directly to consumers through its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and Housewares Deals™ Internet websites and Pfaltzgraff® mail order catalogs.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters.  In 2009, 2008 and 2007, net sales for the third and fourth quarters accounted for 58%, 61%, and 61% of total annual net sales, respectively.  In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

Wholesale sales are recognized when title is transferred to the customer.  Internet and catalog sales are recognized upon delivery to the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $386,000 and $719,000 for the three months ended June 30, 2010 and 2009, respectively, and $904,000 and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.  Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.  For the three months ended June 30, 2010 and 2009, freight-out expenses, net of amounts billed to customers, were $600,000 and $800,000, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

The components of inventory are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Finished goods	$111,847	$101,270
Work in process	1,692	1,635
Raw materials	1,154	1,026
Total	$114,693	$103,931

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Fair value measurements

FASB ASC Topic No. 820, Fair Value Measurements and Disclosures, provides guidance for using fair value to measure assets and liabilities and provides a framework for measuring fair value under U.S. generally accepted accounting principles that defines fair value valuations as based on either: Level 1 inputs (valuations based on quoted market prices), Level 2 inputs (valuations based on quoted market prices and other inputs) or Level 3 inputs (valuations based on unobservable inputs).  Fair value measurements included in the Company’s condensed consolidated financial statements relate to the Company’s 4.75% Convertible Senior Notes (the “Notes”) and derivatives described in Notes A and F, respectively.

Fair value of financial instruments

The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature. The Company estimated that the carrying amounts of its borrowings approximate fair value since such borrowings bear interest at variable market rates.  The fair value of the Company’s $24.1 million Notes at June 30, 2010 was $23.8 million and was determined based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system at June 30, 2010.

Subsequent events

The Company has evaluated and disclosed or reflected in the Company’s condensed consolidated financial statements as appropriate subsequent events through the date of the filing of its condensed consolidated financial statements with the Securities and Exchange Commission.

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

The Company has incurred restructuring related costs for lease obligations, employee related expenses and other incremental costs related to these restructuring activities of $12.6 million through December 31, 2009. No restructuring expenses were recognized related to this restructuring initiative during the six months ended June 30, 2010.  At June 30, 2010, the Company has a remaining accrual of $143,000 related to this restructuring initiative consisting primarily of lease obligations.

During the three and six months ended June 30, 2009 the Company had recognized $155,000 and $979,000, respectively, of restructuring expenses in connection with this restructuring initiative consisting primarily of lease obligations.  Additionally, during the three months ended June 30, 2009, the Company recorded a non-cash asset impairment reduction of $818,000. This reduction included a revision of $(1.2) million to reduce an impairment charge recorded in 2008 due to the decision not to vacate certain space that was expected to be vacated and a $398,000 charge related to the consolidation of showroom space that was vacated during the three months ended June 30, 2009.  The above amounts were included within restructuring expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

NOTE C — GRUPO VASCONIA, S.A.B.

The Company owns a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six month periods ended June 30, 2010 and 2009 in the accompanying condensed consolidated statements of operations.  The Company’s investment balance and its proportionate share of Vasconia’s net income have been translated from Mexican Pesos (“MXP”) to U.S. Dollars (“USD”) using the spot rate and average daily exchange rate at and during the three and six month periods ended June 30, 2010 and 2009, respectively.  The effect of the translation of the Company’s investment balance resulted in a decrease of the investment balance of $130,000 at June 30, 2010 and an increase in the investment balance of $190,000 at June 30, 2009 (also see Note L).  Included in prepaid expenses and other current assets at June 30, 2010 and December 31, 2009 are amounts due from Vasconia of $167,000 and $202,000, respectively.  During the three months ended June 30, 2010, the Company received a cash dividend of $398,000 from Vasconia related to its fiscal 2009 earnings.

Summarized income statement information for Vasconia in USD and MXP is as follows:

	Three Months Ended June 30,
	2010		2009
	(in thousands)
	USD	MXP	USD	MXP
Net Sales	$25,326	$317,802	$21,183	$281,983
Gross Profit	7,694	96,548	6,039	80,390
Income from operations	3,370	42,284	2,496	33,223
Net Income	1,801	22,599	1,907	25,390

	Six Months Ended June 30,
	2010		2009
	(in thousands)
	USD	MXP	USD	MXP
Net Sales	$50,464	$638,927	$45,548	$630,910
Gross Profit	15,023	190,169	12,312	170,223
Income from operations	6,904	87,430	5,773	80,153
Net Income	4,117	52,191	3,693	50,966

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

NOTE D — INTANGIBLE ASSETS

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	June 30, 2010				December 31, 2009
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$25,530	$	―	$25,530	$25,530	$	―	$25,530

Finite-lived intangible assets:
Licenses	15,847		(5,937)	9,910	15,847		(5,685)	10,162
Trade names	2,477		(1,226)	1,251	2,477		(1,185)	1,292
Customer relationships	586		(471)	115	586		(421)	165
Patents	584		(109)	475	584		(92)	492
Total	$45,024		$(7,743)	$37,281	$45,024		$(7,383)	$37,641

NOTE E — DEBT

Revolving Credit Facility

On June 9, 2010, the Company entered into a $125.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A. The Revolving Credit Facility contains an expansion option permitting the Company, subject to certain conditions, to increase the amount available up to $150.0 million. Borrowings under the Revolving Credit Facility are secured by a first lien priority security interest in all of the assets of the Company and its domestic subsidiaries, including a pledge of the Company’s outstanding shares of stock in its subsidiaries (limited, in the case of its foreign subsidiaries, to 65.0% of the Company’s equity interests), except as set forth below regarding the Company’s shares in its wholly-owned subsidiary LTB de Mexico, S.A. de C.V. (“LTB de Mexico”).

Availability under the Revolving Credit Facility is subject to a borrowing base calculation, as defined, equal to the sum of (i) 85.0% of eligible accounts receivable, (ii) 85.0% of the net orderly liquidation value of eligible inventory and (iii) the lesser of 50.0% of the orderly liquidation value of eligible trademarks and $10.0 million.  Availability is subject to a reserve equal to the excess of the outstanding principal amount of the Company’s Notes over the sum of cash held in escrow plus the undrawn commitment under the Term Loan (defined below). At June 30, 2010, there was no reserve required. The borrowing base is also subject to reserves that may be established by the administrative agent in its permitted discretion.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Alternate Base Rate plus a margin of 1.25% to 1.75%, or the Adjusted LIBO Rate plus a margin of 2.25% to 2.75%. The respective margin is based upon availability. In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

NOTE E — DEBT (continued)

Revolving Credit Facility (continued)

The Revolving Credit Facility provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends among others. Furthermore, if availability under the Revolving Credit Facility is less than 14.0% of the total facility commitment, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, which covenant would remain effective until availability is at least 16.0% of the total facility commitment for a period of three consecutive months. Availability under the Revolving Credit Facility was approximately 42% of the total loan commitment at June 30, 2010.

At June 30, 2010, the Company had $1.2 million of open letters of credit and $58.8 million of borrowings outstanding under the Revolving Credit Facility. Borrowings during the period were used to repay in full the Company’s prior credit facility and to repay, in part, a portion of the Notes. The interest rate on the outstanding borrowings at June 30, 2010 was 5.0%.

The Company has classified the amounts outstanding under the Revolving Credit Facility as long-term at June 30, 2010. At December 31, 2009, amounts outstanding under the Company’s prior credit facility were classified as current because the lenders at that time had full access to remittances into the Company’s lock-box to pay down amounts outstanding.

The Company recognized a loss before income taxes of approximately $408,000 in connection with the repayment of the prior credit agreement, consisting of the write-off of unamortized debt issuance costs, which is included in loss on early retirement of debt in the accompanying condensed consolidated statements of operations.

Term Loan

On June 9, 2010, the Company entered into a $40.0 million second lien credit agreement (the “Term Loan”) which matures on June 8, 2015 with Citibank, N.A.  Borrowings under the Term Loan are secured by a second lien priority interest in the same collateral securing the Revolving Credit Facility, except that Citibank N.A. has a first lien pledge in 65.0% of the Company’s shares of LTB de Mexico which holds the Company’s investment in Vasconia.

The Term Loan bears interest, at the Company’s option, at the greater of the Alternate Base Rate and 2.50% plus a margin of 7.50%, or the greater of the Adjusted LIBOR rate and 1.50%, plus a margin of 8.50%.

The Term Loan provided for a delayed draw of up to 60 days from June 9, 2010. The Company is required to pay a commitment fee of 1.0% per annum on the undrawn portion of the Term Loan. The Company drew $10.0 million on June 9, 2010 and the remaining $30.0 million on August 5, 2010. Proceeds of these borrowings were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility. The interest rate on the outstanding borrowings at June 30, 2010 was 10.0%.

The Term Loan requires the Company to maintain EBITDA, as defined, of not less than $30.0 million for all trailing four fiscal quarters and limits capital expenditures to $7.0 million for the year ending December 31, 2010. The Company was in compliance with these financial covenants at June 30, 2010. The Term Loan also provides for customary restrictions and events of default as described above for the Revolving Credit Facility.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

NOTE E — DEBT (continued)

4.75% convertible senior notes

The Company has outstanding $24.1 million aggregate principal amount of the Notes due July 15, 2011.  The Notes are convertible at the option of the holder any time prior to maturity into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15th and July 15th of each year and are unsubordinated except with respect to the Company’s debt outstanding under its Revolving Credit Facility and Term Loan.  The Company may not redeem the Notes at any time prior to maturity.

During the three months ended June 30, 2010, the Company purchased $50.9 million principal amount of the Notes in privately negotiated transactions for $51.0 million, reducing the aggregate principal amount to $24.1 million.  Pursuant to the provisions of ASC Topic No. 470-20, Debt with Conversion and Other Options, the Company allocated the consideration paid to repurchase the Notes to the debt and equity components of the Notes based on the fair value of the debt component on the date the Company repurchased the Notes.  Included in the loss on early retirement of debt in the accompanying condensed consolidated statement of operations is a loss before income taxes of $356,000 related to the debt component of the Notes repurchased and unamortized debt discount and issuance costs written off. In addition, the Company recorded a reduction of additional paid in capital of $2.4 million representing the portion of the consideration paid that was allocated to the equity component of the Notes.

Effective January 1, 2009, the Company adopted the provisions of ASC Topic No. 470-20 on a retrospective basis as though the provisions were in effect at the date of issuance of the Notes in June 2006.  As a result of the adoption, on January 1, 2009 the Company reclassified $7.9 million (net of taxes of $2.8 million) from the Notes balance to additional paid-in-capital and recorded a debt discount of $12.8 million that is being amortized to interest expense over the term of the Notes.

At June 30, 2010 and December 31, 2009, the carrying amounts of the debt and equity components of the Notes were as follows (in thousands):

	June 30, 2010	December 31, 2009
Carrying amount of equity component, net of tax	$8,262	$10,628

Principal amount of debt component	$24,100	$75,000
Unamortized discount	(987)	(4,473)
Carrying amount of debt component	$23,113	$70,527

At June 30, 2010 the remaining period over which the debt discount will be amortized is approximately one year.  The effective interest rate of the debt component was 9.02% at the date of issuance.  Total interest recognized related to the Notes, including amortization of the debt discount and offering costs, was $1.6 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively, and $3.3 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

NOTE F — DERIVATIVES

The Company had interest rate swaps with an aggregate notional amount of $50.0 million, which decreased to $25.0 million in January 2010 and to $10.0 million in June 2010, and interest rate collars with an aggregate notional amount of $40.2 million that are utilized to manage interest rate exposure related to the Company’s variable interest rate borrowings. The interest rate collar agreements expire in November 2010 and the interest rate swap agreements expire in January 2011.

An interest rate swap with a notional amount of $15.0 million and the interest rate collars were originally designated as cash flow hedges at inception, with the effective portion of the fair value gains or losses on these derivative instruments recorded as a component of accumulated other comprehensive loss. In November 2009, the interest rate collars were de-designated as a cash flow hedge as a result of reductions, and projected future reductions, in the Company’s borrowings hedged by the interest rate collar agreements.  Accordingly, the Company discontinued hedge accounting for the interest rate collar agreements and reclassified a portion of the loss related to these interest rate collar agreements that was included in other comprehensive loss (representing the ineffective portion of the hedge) to interest expense. The remaining portion of the loss included in other comprehensive loss related to these interest rate collar agreements of $382,000 is being recognized in earnings using the effective interest method over the remaining term of the interest rate collar agreements. At June 30, 2010, $136,000 of this amount remains to be amortized. In June 2010, the Company terminated the $15.0 million interest rate swap agreement.  In connection with the termination of the agreement, the Company made a payment of $403,000 to the counterparty of the agreement which is included in interest expense for the three months ended June 30, 2010.  The effect of recording the Company’s cash flow hedges at fair value for the portion of the respective periods that the swaps and collars qualified for hedge accounting resulted in an unrealized gain of $57,000 (net of taxes of $36,000) for the six month period ended June 30, 2010, and unrealized gains of $104,000 and $226,000 for the three and six month periods ended June 30, 2009.

Interest rate swaps with an aggregate notional amount of $10.0 million were not designated as hedges at inception and the fair value gains or losses from these swaps are recognized in interest expense. The effect of recording these interest rate swaps and the interest rate collars (beginning in November 2009) at fair value resulted in unrealized gains of $341,000 and $608,000 for the three and six month periods ended June 30, 2010, respectively, and $31,000 and $70,000 for the three and six month periods ended June 30, 2009, respectively.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $656,000 at June 30, 2010, and is included in accrued expenses on the condensed consolidated balance sheet at June 30, 2010.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

NOTE G — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2010 is as follows:
	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2010	1,786,667	$12.14
Grants	573,000	13.12
Exercises	(21,000)	2.74
Cancellations	(28,017)	10.50
Options outstanding, June 30, 2010	2,310,650	12.49	7.19	$11,646,163
Options exercisable, June 30, 2010	884,656	15.46	4.93	$4,056,743

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2010.  The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2010 and the exercise price.

The total intrinsic value of stock options exercised for the six months ended June 30, 2010 was $234,000. No options were exercised during the six months ended June 30, 2009.  The intrinsic value of a stock option that is exercised is calculated as the difference between the quoted market price of the Company’s common stock at the date of exercise and the exercise price of the stock option multiplied by the number of shares exercised.

The Company recognized stock compensation expense of $741,000 and $483,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.4 million and $942,000 for the six months ended June 30, 2010 and 2009, respectively.

Total unrecognized compensation cost related to unvested stock options at June 30, 2010, before the effect of income taxes, was $6.3 million and is expected to be recognized over a weighted-average period of 4.07 years.

During the three months ended June 30, 2010, the Company granted 10,020 shares of restricted stock to its independent directors in connection with their annual retainer that vest 100% one year from the date of grant.  The restricted stock had a fair value of $150,000 at the grant date which will be recognized in expense over the one year vesting period.

At June 30, 2010, there were 660,726 shares available for grant under the Company’s 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

NOTE H —LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding.  Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock.  The calculations of basic and diluted loss per common share for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net loss - basic	$(981)	$(1,253)	$(252)	$(7,212)
Net interest expense, 4.75% Convertible Senior Notes	―	―	―	―
Net loss - diluted	$(981)	$(1,253)	$(252)	$(7,212)

Weighted-average shares outstanding – basic	12,027	11,997	12,021	11,993
Effect of dilutive securities:
Stock options	―	―	―	―
4.75% Convertible Senior Notes	―	―	―	―
Weighted-average shares outstanding – diluted	12,027	11,997	12,021	11,993
Basic and diluted loss per common share	$(0.08)	$(0.10)	$(0.02)	$(0.60)

The computation of diluted loss per common share for the three months ended June 30, 2010 and 2009 excludes: (i) options to purchase 2,310,650 shares and 1,703,650 shares, respectively; and (ii) 2,405,141 shares and 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense, respectively.  The computation of diluted loss per common share for the six months ended June 30, 2010 and 2009 excludes: (i) options to purchase 1,504,075 shares and 1,523,900 shares, respectively; and (ii) 2,541,101 shares and 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense, respectively. The above shares were excluded due to their antidilutive effects.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

NOTE I — INCOME TAXES

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

The estimated value of the Company’s uncertain tax positions at June 30, 2010 is a liability of $348,000.  If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s liability would be reduced by $348,000, of which the full amount would impact the Company’s tax provision.  On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that the full amount of its uncertain tax positions will be resolved within the next twelve months.

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

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and six month periods ended June 30, 2010 and 2009.

NOTE J — BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale Segment, the Company’s primary business, wherein the Company distributes products to retailers and distributors, and the Direct-To-Consumer segment, wherein the Company sells certain products to consumers by means of its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and Housewares Deals™ Internet websites and the Company’s Pfaltzgraff® mail-order catalogs.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations.  While both segments distribute similar products, the segments are distinct due to the different types of customers and the different methods the Company uses to sell, market and distribute the products.

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)
NOTE J — BUSINESS SEGMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net sales
Wholesale	$81,530	$80,898	$163,640	$164,504
Direct-to-consumer	5,359	4,436	11,985	11,044
Total net sales	$86,889	$85,334	$175,625	$175,548

Income (loss) from operations
Wholesale	$5,637	$3,583	$10,658	$4,407
Direct-to-consumer (1)	(288)	109	(418)	(1,391)
Unallocated corporate expenses	(2,827)	(2,258)	(5,191)	(4,955)
Total income (loss) from operations	$2,522	$1,434	$5,049	$(1,939)

Depreciation and amortization
Wholesale	$(2,348)	$(2,791)	$(4,834)	$(5,417)
Direct-to-consumer	(110)	(19)	(166)	(71)
Total depreciation and amortization	$(2,458)	$(2,810)	$(5,000)	$(5,488)

Note:

(1)  Income (loss) from operations for the Direct-to-consumer segment for the three and six months ended June 30, 2009 includes restructuring and impairment (credits) expenses of $(663,000) and $161,000, respectively.  See Note B.

NOTE K — CONTINGENCIES

The Company is a defendant in various lawsuits and subject to certain regulatory proceedings arising in the ordinary course of its business. Management does not expect the outcome of any of these lawsuits or proceedings, individually or collectively, to have a material adverse effect on the Company’s financial condition.

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
 (unaudited)

NOTE L — OTHER

Dividends

The Company currently does not pay a cash dividend on its outstanding shares of common stock.

Supplemental cash flow information

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,710	$4,297
Cash paid for taxes	1,110	279

Non-cash investing activities:
Grupo Vasconia, S.A.B. translation adjustment	$130	$(190)

Comprehensive loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(981)	$(1,253)	$(252)	$(7,212)
Derivative fair value adjustment, net of taxes	―	64	57	139
Grupo Vasconia, S.A.B. foreign currency translation adjustment, net of taxes	(659)	1,039	(79)	190
Derivative hedge de-designation	97	―	207	―
Total comprehensive loss	$(1,543)	$(150)	$(67)	$(6,883)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and in our report dated March 17, 2010, we expressed an unqualified opinion on those consolidated financial statements.  The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30.17% interest) as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated March 11, 2010 expressed an unqualified opinion on those statements.  In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $20.3 million at December 31, 2009 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $2.2 million for the year then ended.

/s/ ERNST & YOUNG LLP

Jericho, New York
August 6, 2010

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

ABOUT THE COMPANY

The Company is a leading resource for nationally branded food preparation, tabletop and home décor products.  The Company’s three major product categories are Food Preparation, Tabletop and Home Décor. The Company markets several product lines within each of these product categories and under most of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Cuisinart®, Pfaltzgraff® and Mikasa®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories.  Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands, and the Company’s ability to provide a stream of new products and designs.  A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

EFFECTS OF THE CURRENT ECONOMIC ENVIRONMENT

Sales of the Company’s products declined in 2008 and 2009 as a result of the global economic recession that began in late 2007. In addition, in 2009, retailers generally decreased overall stock-keeping levels, resulting in lower inventory replenishment.  The Company believes that sustainable increases in the demand for its products ultimately are dependent upon an improvement in economic conditions.  Conversely, a deterioration of economic conditions likely would have an adverse impact on the Company’s sales.

NEW CREDIT FACILITY AND REPURCHASE OF 4.75% CONVERTIBLE SENIOR NOTES

On June 9, 2010 the Company entered into a credit agreement with a bank group, led by JPMorgan Chase Bank, N.A., to replace its prior credit facility. Concurrently, the Company entered into a second lien credit agreement with Citibank, N.A.

Additionally, during the three months ended June 30, 2010, the Company purchased $50.9 million principal amount of its 4.75% Convertible Senior Notes (the "Notes") in privately negotiated transactions for $51.0 million, thereby reducing the aggregate principal amount to $24.1 million.

BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale Segment, the Company’s primary business, wherein the Company distributes products to retailers and distributors, and the Direct-To-Consumer segment, wherein the Company sells certain products to consumers by means of its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and Housewares Deals™ Internet websites and the Company’s Pfaltzgraff® mail-order catalogs.

INVESTMENT IN GRUPO VASCONIA, S.A.B.

In 2007, the Company acquired approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), a leading Mexican housewares company. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. The Agreement also provides mechanisms whereby, through December 2012, the Company is able to acquire a controlling interest in Vasconia or to require Vasconia to repurchase the Company’s ownership interest. Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and C.P. Eduardo Manuel Arturo Argil y Aguilar have been designated as the Company’s nominees and currently serve as directors of Vasconia. Mr. Argil, a Certified Public Accountant, also serves as a member of Vasconia’s Audit Committee.  Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI.

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

RESTRUCTURING EXPENSES

The Company recognized restructuring and impairment expenses in the 2009 period in connection with: (i) the Company’s closure of its unprofitable retail outlet store operations, (ii) the closure of the Company’s York, Pennsylvania distribution center, the operations of which were consolidated with those of the Company’s main East Coast and West Coast distribution centers, (iii) the decision to vacate certain excess showroom space, (iv) the realignment of the management structure of certain of the Company’s divisions and (v) the elimination of a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.  These restructuring activities were completed by the end of 2009.

INVENTORY REDUCTION PLAN

In 2007, the Company initiated a plan to reduce the number of individual items offered for sale and to shorten the period between procurement and sale. Consistent with this plan, the Company sold some slower moving inventory at lower than regular gross margin levels, which sales reduced the Company’s overall gross margin in 2007, 2008 and 2009. The Company’s inventory was $144 million at December 31, 2007, $142 million at December 31, 2008, which amount included $23 million attributable to the Company’s acquisition of certain assets of Mikasa, Inc. in June 2008, and $104 million at December 31, 2009.

Global trade conditions in 2010 have resulted in longer lead times at factories in Asia and in shortages of containers and ships. To assure that it would have sufficient levels of merchandise on hand to fulfill customers’ orders for deliveries in the third and fourth fiscal quarters of 2010, the Company has accelerated the timing of its imports of inventory. As a result, the Company’s inventory levels increased to higher than normal levels in the second quarter of 2010. The Company expects to carry higher inventory levels until late 2010.

SEASONALITY

The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters.  In 2009, 2008 and 2007, net sales for the third and fourth quarters accounted for 58%, 61% and 61% of total annual net sales, respectively.  In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

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

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Net sales	100.0%		100.0%		100.0%		100.0%

Cost of sales	60.9		62.3		60.9		63.4
Distribution expenses	11.0		11.1		11.2		11.7
Selling, general and administrative expenses	25.1		25.8		25.1		25.9
Restructuring expenses	―		(0.8)		―		0.1

Income (loss) from operations	3.0		1.6		2.8		(1.1)

Interest expense	(3.0)		(3.4)		(2.9)		(3.3)
Loss on early retirement of debt	(0.9)		―		(0.5)		―

Loss before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(0.9)		(1.8)		(0.6)		(4.4)

Income tax provision	(0.7)		(0.4)		(0.3)		(0.2)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	0.6		0.6		0.6		0.5

Net loss	(1.0	) %	(1.6	) %	(0.3	) %	(4.1	) %

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2009

Net Sales

Net sales for the three months ended June 30, 2010 were $86.9 million, an increase of 1.9% compared to net sales of $85.3 million for the 2009 period.

Net sales for the wholesale segment for the three months ended June 30, 2010 were $81.5 million, an increase of $600,000 or 0.7% compared to net sales of $80.9 million for the 2009 period. Net sales in the 2009 period included approximately $1.3 million of net sales into the going-out-of-business sale of a customer that was liquidated. Excluding these net sales, net sales for the wholesale segment increased approximately $1.9 million or 2.4% in the 2010 period. Excluding these net sales, net sales for the Company’s Food Preparation product category decreased approximately $2.1 million.  Net sales to Wal-Mart Stores Inc. decreased by $6.1 million in the 2010 period, principally due to changes in its inventory management strategy, which have resulted in the company maintaining lower inventory levels in its stores. The decrease in net sales to Wal-Mart Stores Inc. was substantially offset by increased net sales to other retailers and by increased net sales of the Company’s new thermal mug and water bottle products. Excluding these net sales, net sales for the Company’s Tabletop product category increased approximately $3.5 million, primarily due to increased net sales of luxury dinnerware and flatware products. Excluding these net sales, net sales for the Company’s Home Décor product category increased approximately $500,000 primarily due to higher picture frame sales.

Net sales for the direct-to-consumer segment for the three months ended June 30, 2010 were $5.4 million compared to $4.4 million for the 2009 period. The increase in net sales was primarily attributable to targeted sales promotions on the Company’s Pfaltzgraff® and Mikasa® websites and additional net sales from the Company’s new Lifetime Sterling® website.  The increase was partially offset by lower shipping income in the 2010 period as a result of free shipping promotions.

Cost of sales

Cost of sales for the three months ended June 30, 2010 were $52.9 million compared to $53.1 million for the 2009 period.  Cost of sales as a percentage of net sales was 60.9% for the three months ended June 30, 2010 compared to 62.3% for the 2009 period.

Cost of sales as a percentage of net sales for the wholesale segment was 62.8% for the three months ended June 30, 2010 compared to 64.0% for the 2009 period. The increase in gross margin in the 2010 period was primarily attributable to product mix.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 33.2% for the three months ended June 30, 2010 from 29.2% for the 2009 period. The decrease in gross margin was due to promotional activities and an increase in free shipping during the 2010 period compared to the 2009 period.

Distribution expenses

Distribution expenses for the three months ended June 30, 2010 were $9.6 million compared to $9.5 million for the 2009 period.  Distribution expenses as a percentage of net sales were 11.0% for the three months ended June 30, 2010 compared to 11.1% for the 2009 period.

Distribution expenses as a percentage of net sales for the wholesale segment were 9.9% for the three months ended June 30, 2010 compared to 9.7% for the 2009 period.  The 2010 period reflects the implementation of a new warehouse system.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 27.6% for the three months ended June 30, 2010 compared to 37.9% for the 2009 period.  The decrease is primarily attributable to improved labor efficiencies in the 2010 period at the Company’s Robbinsville, New Jersey and Fontana, California distribution centers as a result of the Company’s closing of its York, Pennsylvania distribution center in the 2009 period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2010 were $21.8 million, a decrease of 0.9% from $22.0 million for the 2009 period.

Selling, general and administrative expenses for the three months ended June 30, 2010 for the wholesale segment were $16.6 million, a decrease of $1.1 million or 6.2% from $17.7 million for the 2009 period.  As a percentage of net sales, selling, general and administrative expenses were 20.4% for the three months ended June 30, 2010 compared to 21.9% for the 2009 period. The decrease was primarily attributable to: (i) the benefit of the 2009 restructuring activities, particularly, a reduction in employee costs from the Company’s management realignment and lower depreciation and amortization as the Company exited facilities and wrote-off fixed assets and (ii) the Company’s continued expense reduction efforts in the 2010 period related to selling expenses, specifically, travel and trade show expenses.

Selling, general and administrative expenses for the three months ended June 30, 2010 for the direct-to-consumer segment were $2.4 million compared to $2.0 million for the 2009 period. The increase in the 2010 period is primarily attributable to additional facility expense that occurred as a result of the Company’s relocation of its York, Pennsylvania offices and an increase in employee expenses due to staffing increases.  The increase was partially offset by lower website support costs, as the Company renegotiated certain contracts and rationalized certain licensing arrangements, and lower catalog expenses.

Unallocated corporate expenses for the three months ended June 30, 2010 and 2009 were $2.8 million and $2.3 million, respectively.  The increase in the 2010 period was primarily attributable to certain expenses associated with the new debt financing and an increase in stock compensation expense.

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

Interest expense

Interest expense for the three months ended June 30, 2010 was $2.6 million compared to $2.9 million for the 2009 period.  The decrease in interest expense was primarily attributable to lower average borrowings in the 2010 period.

Loss on early retirement of debt

During the three months ended June 30, 2010, the Company entered into a new revolving credit facility and term loan and repurchased $50.9 million principal amount of its Notes. In connection with these activities, the Company recognized a non-cash pre-tax charge of approximately $764,000 consisting primarily of the write-off of deferred financing costs and unamortized debt discount related to the Company’s old revolving credit facility and the Notes that were repurchased.

Income tax provision

The income tax provision for the three months ended June 30, 2010 was $573,000 compared to an income tax provision of $281,000 for the 2009 period.  The Company’s effective tax rate for the three months ended June 30, 2010 was 64.7% compared to 19.2% in the 2009 period.  The income tax provision for the 2010 period reflects an expense for certain deferred taxes that reversed as a result of the repurchase of the Notes, which was partially offset by a benefit on the current period’s reported loss.  The 2009 period effective tax rate reflected a reduction in certain valuation allowances against certain deferred tax assets and a provision for minimum state taxes.

Equity in earnings of Grupo Vasconia, S.A.B.

Equity in the earnings of Grupo Vasconia was $478,000 and $488,000 for the three months ended June 30, 2010 and 2009, respectively. Grupo Vasconia reported income from operations for the 2010 quarter of $3.4 million, as compared to $2.5 million in the 2009 period and net income of $1.8 million compared to $1.9 million in 2009.  Net income in the 2010 period reflects an expense primarily related to aluminum hedging activities while the 2009 period reflects income from these activities.

SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2009

Net Sales

Net sales for the six months ended June 30, 2010 were $175.6 million, an increase of 0.1% compared to net sales of $175.5 million for the 2009 period.

Net sales for the wholesale segment for the six months ended June 30, 2010 were $163.6 million, a decrease of $900,000 or 0.5% compared to net sales of $164.5 million for the 2009 period.  Net sales in the 2009 period included approximately $4.7 million of net sales into the going-out-of-business sale of a customer that was liquidated. Excluding these net sales, net sales for the wholesale segment increased approximately $3.8 million or 2.4% in the 2010 period.  Excluding these net sales, net sales in the Company’s Food Preparation product category decreased approximately $600,000.  Net sales to Wal-Mart Stores Inc. decreased by $6.7 million in the 2010 period, principally due to changes in its inventory management strategy, which have resulted in the company maintaining lower inventory levels in its stores. The decrease in net sales to Wal-Mart Stores Inc. was substantially offset by increased net sales to other retailers and by increased net sales of the Company’s new thermal mug and water bottle products. Excluding these net sales, net sales for the Company’s Tabletop product category increased approximately $4.6 million, primarily due to increased net sales of luxury dinnerware and flatware products.  Excluding these net sales, net sales in the Company’s Home Décor product category decreased approximately $200,000 primarily due to lower net sales of home décor products to a specialty retailer which were offset in part by higher picture frame sales.

Net sales for the direct-to-consumer segment for the six months ended June 30, 2010 were $12.0 million compared to $11.0 million for the 2009 period.  The increase in net sales was primarily attributable to targeted sales promotions on the Company’s Pfaltzgraff® and Mikasa® websites and additional net sales from the Company’s new Lifetime Sterling® website.  The increase was partially offset by lower shipping income in the 2010 period as a result of free shipping promotions.

Cost of sales

Cost of sales for the six months ended June 30, 2010 were $106.9 million compared to $111.3 million for the 2009 period.  Cost of sales as a percentage of net sales was 60.9% for the six months ended June 30, 2010 compared to 63.4% for the 2009 period.

Cost of sales as a percentage of net sales for the wholesale segment was 62.9% for the six months ended June 30, 2010 compared to 65.5% for the 2009 period.  Gross margin in the 2010 period benefited from favorable product mix and lower royalty expenses as the Company allowed unprofitable licenses to expire.  Gross margin in the 2009 period was negatively affected by low margin sales into the going-out-of-business sale of a customer that was liquidated and high ocean freight costs.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 33.3% for the six months ended June 30, 2010 from 31.2% for the 2009 period. The decrease in gross margin was due to product mix and an increase in free shipping promotions during the 2010 period compared to the 2009 period.

Distribution expenses

Distribution expenses for the six months ended June 30, 2010 were $19.7 million compared to $20.6 million for the 2009 period.  Distribution expenses as a percentage of net sales were 11.2% for the six months ended June 30, 2010 and 11.7% for the 2009 period.

Distribution expenses as a percentage of net sales for the wholesale segment were substantially unchanged at 10.0% for the six months ended June 30, 2010 compared to 9.9% for the 2009 period.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 28.1% for the six months ended June 30, 2010 compared to 39.1% for the 2009 period. The decrease is primarily attributable to improved labor efficiencies in the 2010 period at the Company’s Robbinsville, New Jersey and Fontana, California distribution centers as a result of the Company’s closing of its York, Pennsylvania distribution center in the 2009 period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2010 were $44.0 million, a decrease of 3.3% from $45.5 million for the 2009 period.

Selling, general and administrative expenses for the six months ended June 30, 2010 for the wholesale segment were $33.7 million, a decrease of $2.4 million or 6.6% from the $36.1 million for the 2009 period.  As a percentage of net sales, selling, general and administrative expenses were 20.6% for the six months ended June 30, 2010 compared to 21.9% for the 2009 period. The decrease was attributable to: (i) the benefit of the 2009 restructuring activities, namely, a reduction in employee costs from management realignment, lower depreciation and amortization as the Company exited facilities and wrote-off fixed assets and lowered occupancy expenses primarily from consolidating showrooms and (ii) the Company’s continued expense reduction efforts, particularly with respect to travel and trade show expenses.

Selling, general and administrative expenses for the six months ended June 30, 2010 for the direct-to-consumer segment were $5.1 million compared to $4.5 million for the 2009 period. The increase in the 2010 period is primarily attributable to an increase in employee expenses due to staffing increases.

Unallocated corporate expenses for the six months ended June 30, 2010 and 2009 were $5.2 million and $4.9 million, respectively.  The increase in the 2010 period was primarily attributable to certain expenses associated with the new debt financing and an increase in stock compensation expense.

Restructuring expenses

During the six months ended June 30, 2009, the Company recorded restructuring expenses and non-cash impairment charges related to the Company’s restructuring initiative that commenced in the third quarter of 2008 totaling $161,000 consisting principally of: (a) adjustments to reflect decisions by the Company not to vacate certain leased space that the Company had expected to vacate and not to terminate the employment of certain employees, whose employment the Company had expected to terminate, offset in part by additional charges, primarily for lease obligations recognized during the three months ended June 30, 2009,  (b) adjustments to certain impairment charges that were recognized in 2008 as the result of the decision not to vacate certain leased space that the Company had expected to vacate offset in part by impairment charges related to space that was vacated during the six months ended June 30, 2009.

Interest expense

Interest expense for the six months ended June 30, 2010 was $5.1 million compared to $5.8 million for the 2009 period.  The decrease in interest expense was primarily attributable to lower average borrowings in the 2010 period.

Loss on early retirement of debt

During the six months ended June 30, 2010, the Company entered into a new revolving credit facility and term loan and repurchased $50.9 million principal amount of its Notes. In connection with these activities, the Company recognized a non-cash pre-tax charge of approximately $764,000 consisting primarily of the write-off of deferred financing costs and unamortized debt discount related to the Company’s old revolving credit facility and the Notes that were repurchased.

Income tax provision

The income tax provision for the six months ended June 30, 2010 was $612,000 compared to an income tax provision of $416,000 for the 2009 period.  The income tax provision for the 2010 period reflects an expense for certain deferred taxes that reversed as a result of the repurchase of the Notes, which was partially offset by a benefit on the current period’s reported loss.   The income tax expense in the 2009 period reflects a reduction in the valuation allowance against certain deferred tax assets and a provision for minimum state taxes.

Equity in earnings of Grupo Vasconia, S.A.B.

Equity in the earnings of Grupo Vasconia was $1.1 million and $910,000 for the six months ended June 30, 2010 and 2009, respectively. Grupo Vasconia reported income from operations for the six months ended June 30, 2010 of $6.9 million, as compared to $5.8 million in the 2009 period and net income of $4.1 million compared to $3.7 million in 2009.  Net income in the 2010 period reflects an expense primarily related to aluminum hedging activities while the 2009 period reflects income from these activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) amounts available under the Company’s revolving credit facility.  The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payment of principal and interest on its debt.

At June 30, 2010, the Company’s cash and cash equivalents were $886,000 compared to $682,000 at December 31, 2009. Availability from the Company’s Revolving Credit Facility and the undrawn portion of the Term Loan at June 30, 2010 was $58.2 million.

Revolving Credit Facility

On June 9, 2010, the Company entered into a $125.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A. The Revolving Credit Facility contains an expansion option permitting the Company, subject to certain conditions, to increase the amount available up to $150.0 million. Borrowings under the Revolving Credit Facility are secured by a first lien priority security interest in all of the assets of the Company and its domestic subsidiaries, including a pledge of the Company’s outstanding shares of stock in its subsidiaries (limited, in the case of its foreign subsidiaries, to 65.0% of the Company’s equity interests), except as set forth below regarding the Company’s shares in its wholly-owned subsidiary LTB de Mexico, S.A. de C.V. (“LTB de Mexico”).

Availability under the Revolving Credit Facility is subject to a borrowing base calculation, as defined, equal to the sum of (i) 85.0% of eligible accounts receivable, (ii) 85.0% of the net orderly liquidation value of eligible inventory and (iii) the lesser of 50.0% of the orderly liquidation value of eligible trademarks and $10.0 million.  Availability is subject to a reserve equal to the excess of the outstanding principal amount of the Company’s Notes over the sum of cash held in escrow plus the undrawn commitment under the Term Loan (defined below). At June 30, 2010, there was no reserve required. The borrowing base is also subject to reserves that may be established by the administrative agent in its permitted discretion.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at the Alternate Base Rate plus a margin of 1.25% to 1.75%, or the Adjusted LIBO Rate plus a margin of 2.25% to 2.75%, with the amount of the margin to be based upon availability. In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

The Revolving Credit Facility provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends among others. Furthermore, if availability under the Revolving Credit Facility is less than 14.0% of the total facility commitment, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, which covenant would remain effective until availability is at least 16.0% of the total facility commitment for a period of three consecutive months. Availability under the Revolving Credit Facility was approximately 42% of the total loan commitment at June 30, 2010.

At June 30, 2010, the Company had $1.2 million of open letters of credit and $58.8 million of borrowings outstanding under the Revolving Credit Facility. Borrowings during the period were used to repay, in full, the Company’s prior credit facility and to repay, in part, a portion of the Company’s Notes. The interest rate on the outstanding borrowings at June 30, 2010 was 5.0%.  The Company has classified the amounts outstanding under the Revolving Credit Facility as long-term at June 30, 2010. Amounts outstanding under the Company’s prior credit facility were classified as current because the lenders at that time had full access to remittances into the Company’s lock-box to pay down amounts outstanding.

Term Loan

On June 9, 2010, the Company entered into a $40.0 million second lien credit agreement (the “Term Loan”) which matures on June 8, 2015 with Citibank, N.A.  Borrowings under the Term Loan are secured by a second lien priority interest in the same collateral securing the Revolving Credit Facility, except that Citibank N.A. has a first lien pledge in 65.0% of the Company’s shares of LTB de Mexico which holds the Company’s investment in Vasconia.

The Term Loan bears interest, at the Company’s option, at the greater of the Alternate Base Rate and 2.50% plus a margin of 7.50%, or the greater of the Adjusted LIBOR rate and 1.50%, plus a margin of 8.50%.

The Term Loan provided for a delayed draw of up to 60 days from June 9, 2010. The Company is required to pay a commitment fee of 1.0% per annum on the undrawn portion of the Term Loan. The Company drew $10.0 million on June 9, 2010 and the remaining $30.0 million on August 5, 2010. Proceeds of these borrowings were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility. The interest rate on the outstanding borrowings at June 30, 2010 was 10.0%.

The Term Loan requires the Company to maintain EBITDA, as defined, of not less than $30.0 million for all trailing four fiscal quarters and limits capital expenditures to $7.0 million for the year ending December 31, 2010. The Company was in compliance with these financial covenants at June 30, 2010. The Term Loan also provides for customary restrictions and events of default as described above for the Revolving Credit Facility.

The Company’s EBITDA for the four quarters ended June 30, 2010 was $39.0 million and was determined as follows:

EBITDA for the four quarters ended June 30, 2010
(in thousands)
Three months ended June 30, 2010	$6,117
Three months ended March 31, 2010	5,728
Three months ended December 31, 2009	15,558
Three months ended September 30, 2009	11,611
Total for the four quarters	$39,014

Capital expenditures for the six months ended June 30, 2010 were $1.3 million.

Non-GAAP financial measure

EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  The following is a reconciliation of the net loss as reported to EBITDA for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net loss as reported	$(981)	$(1,253)	$(252)	$(7,212)
Subtract out:
Undistributed earnings of Grupo Vasconia, S.A.B.	(82)	(294)	(752)	(716)
Add back:
Income tax provision	573	281	612	416
Interest Expense	2,644	2,894	5,073	5,767
Depreciation and amortization	2,458	2,810	5,000	5,488
Restructuring expenses	―	(663)	―	161
Stock compensation expense	741	483	1,400	942
Loss on early retirement of debt	764	―	764	―
EBITDA	$6,117	$4,258	$11,845	$4,846

During the three months ended June 30, 2010, the Company purchased $50.9 million principal amount of its Notes in privately negotiated transactions for $51.0 million, reducing the aggregate principal amount of the Notes to $24.1 million.   Availability under the Revolving Credit Facility is subject to a reserve equal to the excess of the outstanding principal amount of the Notes over the sum of cash held in escrow plus the undrawn commitment under the Term Loan. At June 30, 2010, there was no reserve required.

Operating activities

Cash provided by operating activities was $11.1 million for the six months ended June 30, 2010 compared to $33.2 million in the 2009 period.  The decrease was primarily attributable to an income tax refund in the 2009 period and an increase in inventory, partially offset by a related increase in accounts payable, accrued expenses and other liabilities in the 2010 period.

Investing activities

Cash used in investing activities was $1.3 million for the six months ended June 30, 2010 compared to $1.2 million in the 2009 period.

Financing activities

Cash used in financing activities was $9.7 million for the six months ended June 30, 2010 compared to $31.6 million for the 2009 period.  In the 2010 period, net proceeds from the Company’s borrowings were $44.2 million compared to net repayments of $31.5 million in the 2009 period.  In the 2010 period, the Company entered into a new Revolving Credit Facility and Term Loan and utilized funds from these new facilities to repay amounts outstanding under the Company’s prior credit facility and repurchase $50.9 million principal amount of its Notes for cash of $51.0 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.  The Company is exposed to market risk associated with changes in interest rates.  The Company’s Revolving Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates.  The Company has interest rate swap agreements with an aggregate notional amount of $10.0 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. There have been no changes in interest rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended June 30, 2010.

Item 4.  Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2010, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 9, 2010
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	August 9, 2010
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)