Form 10-Q
period 2010-09-30
LIFETIME BRANDS, INC
filed 2010-11-05
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 5, 2010 was 12,050,543.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,164	$682
Accounts receivable, less allowances of $14,661 at 2010 and $16,557 at 2009	88,719	61,552
Inventory (Note A)	126,301	103,931
Prepaid expenses and other current assets	8,790	7,685
TOTAL CURRENT ASSETS	225,974	173,850
PROPERTY AND EQUIPMENT, net	37,872	41,623
INTANGIBLE ASSETS, net (Note D)	37,087	37,641
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note C)	22,572	20,338
OTHER ASSETS	4,508	3,271
TOTAL ASSETS	$328,013	$276,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note E)	$42,677	$24,601
Accounts payable	39,287	21,895
Accrued expenses	33,666	29,827
Deferred income tax liabilities (Note I)	620	207
Income taxes payable (Note I)	1,246	680
TOTAL CURRENT LIABILITIES	117,496	77,210
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,638	20,527
DEFERRED INCOME TAXES (Note I)	4,617	4,447
REVOLVING CREDIT FACILITY (Note E)	10,000	―
TERM LOAN (Note E)	40,000	―
4.75% CONVERTIBLE SENIOR NOTES (Note E)	23,332	70,527

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,050,543 in 2010 and 12,015,273 in 2009	120	120
Paid-in capital	130,377	129,655
Accumulated deficit	(12,614)	(18,949)
Accumulated other comprehensive loss	(5,953)	(6,814)
TOTAL STOCKHOLDERS’ EQUITY	111,930	104,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,013	$276,723

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$124,918	$111,422	$300,543	$286,970

Cost of sales	78,762	69,778	185,656	181,032
Distribution expenses	11,312	10,313	31,042	30,863
Selling, general and administrative expenses	24,615	23,061	68,567	68,583
Restructuring expenses (Note B)	―	671	―	832

Income from operations	10,229	7,599	15,278	5,660

Interest expense (Note E & F)	(2,090)	(3,294)	(7,163)	(9,061)
Loss on early retirement of debt (Note E)	―	―	(764)	―

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	8,139	4,305	7,351	(3,401)

Income tax provision (Note I)	(2,390)	(153)	(3,002)	(569)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes (Note C)	836	727	1,984	1,637

NET INCOME (LOSS)	$6,585	$4,879	$6,333	$(2,333)

BASIC INCOME (LOSS) PER COMMON SHARE (Note H)	$0.55	$0.41	$0.53	$(0.19)
DILUTED INCOME (LOSS) PER COMMON SHARE (Note H)	$0.52	$0.40	$0.51	$(0.19)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$6,333	$(2,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,518	8,258
Amortization of debt discount	1,577	1,976
Deferred rent	296	597
Deferred income taxes	―	163
Stock compensation expense	2,182	1,488
Undistributed earnings of Grupo Vasconia, S.A.B.	(1,588)	(1,419)
Asset impairment (Note B)	―	(831)
Loss on early retirement of debt (Note E)	764	―
Changes in operating assets and liabilities:
Accounts receivable, net	(27,167)	(4,353)
Inventory	(22,370)	15,157
Prepaid expenses, other current assets and other assets	(98)	(968)
Accounts payable, accrued expenses and other liabilities	21,969	(3,601)
Income taxes receivable	―	11,263
Income taxes payable	470	(97)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,114)	25,300

INVESTING ACTIVITIES
Purchases of property and equipment, net	(2,311)	(1,259)
NET CASH USED IN INVESTING ACTIVITIES	(2,311)	(1,259)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility (Note E)	52,677	―
Proceeds from Term Loan (Note E)	40,000	―
Repayments of prior credit facility, net (Note E)	(24,601)	(26,437)
Repurchase of 4.75% convertible senior notes (Note E)	(51,028)	―
Financing costs	(3,185)	―
Excess tax benefits from exercise of stock options	98	―
Proceeds from exercise of stock options	71	―
Payment of capital lease obligations	(125)	(183)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,907	(26,620)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,482	(2,579)
Cash and cash equivalents at beginning of period	682	3,478
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,164	$899

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Revenue recognition

Wholesale sales are recognized when title is transferred to the customer.  Internet and catalog sales are recognized upon delivery to the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $540,000 and $1.0 million for the three months ended September 30, 2010 and 2009, respectively, and $1.7 million and $2.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.  For the three months ended September 30, 2010 and 2009, freight-out expenses for the wholesale segment were $779,000 and $563,000, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010 and 2009, freight-out expenses for the direct-to-consumer segment were $1.1 million and $796,000, respectively, and $3.1 million and $2.8 million for the nine months ended September 30, 2010 and 2009, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The components of inventory are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Finished goods	$123,290	$101,270
Work in process	1,865	1,635
Raw materials	1,146	1,026
Total	$126,301	$103,931

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
September 30, 2010
(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Fair value measurements
FASB ASC Topic No. 820, Fair Value Measurements and Disclosures, provides guidance for using fair value to measure assets and liabilities and provides a framework for measuring fair value under U.S. generally accepted accounting principles that defines fair value valuations as based on either: Level 1 inputs (valuations based on quoted market prices), Level 2 inputs (valuations based on quoted market prices and other inputs) or Level 3 inputs (valuations based on unobservable inputs).  Fair value measurements included in the Company’s condensed consolidated financial statements relate to the Company’s 4.75% Convertible Senior Notes (the “Notes”) and derivatives described in Notes A and F, respectively.  The Notes and derivatives are designated as Level 2 securities.  There have been no transfers of assets or liabilities between fair value measurement levels used during the nine months ended September 30, 2010.

Fair value of financial instruments
The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair values because of their short-term nature. The Company estimated that the carrying amounts of its borrowings approximate fair value since such borrowings bear interest at variable market rates.  The fair value of the Company’s $24.1 million Notes at September 30, 2010 was $23.9 million and was determined based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system at September 30, 2010.

Subsequent events
The Company has evaluated and disclosed or reflected in the Company’s condensed consolidated financial statements, as appropriate, subsequent events through the date of the filing of its condensed consolidated financial statements with the Securities and Exchange Commission.

Recent accounting standards
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for the Company in 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for the Company beginning in 2011. As this guidance only requires expanded disclosures, the adoption will not impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued a new accounting standard, ASC Topic No. 860, Transfers and Servicing, that revised the guidance required to determine controlling interests in a variable interest entity (“VIE”) and also added additional disclosure requirements regarding a company’s involvement with such entities. This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, requires an ongoing assessment of whether an entity is a VIE and whether the holder of the interest in the VIE is the primary beneficiary of the VIE. This guidance became effective for the Company beginning in 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE B — RESTRUCTURING

In September 2008, management of the Company commenced a plan to: (i) close its 53 remaining Farberware® and Pfaltzgraff® retail outlet stores due to continued poor performance (in December 2007 the Company had closed 30 underperforming stores), (ii) vacate its York, Pennsylvania distribution center and consolidate the operations into the Company’s main East and West Coast distribution centers and (iii) vacate certain excess showroom space.

The Company has incurred restructuring related costs for lease obligations, employee related expenses and other incremental costs related to these restructuring activities of $12.6 million through December 31, 2009. No restructuring expenses were recognized related to this restructuring initiative during the nine months ended September 30, 2010.  At September 30, 2010, the Company has a remaining accrual of $97,000 related to this restructuring initiative consisting primarily of lease obligations.

During the three and nine months ended September 30, 2009, the Company had recognized $321,000 and $1.3 million, respectively, of restructuring expenses in connection with this restructuring initiative consisting primarily of lease obligations.  Additionally, during the nine months ended September 30, 2009, the Company recorded a non-cash asset impairment reduction of $831,000. This reduction included a revision of $1.2 million to reduce an impairment charge recorded in 2008 due to a decision not to vacate certain space that was expected to be vacated and an additional $385,000 charge related to the consolidation of showroom space that was vacated during the nine months ended September 30, 2009.  The above amounts are included in restructuring expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

Third quarter 2009 restructuring activities
During the third quarter of 2009, management of the Company commenced a plan to realign the management structure of certain of its divisions and eliminate a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.  In connection with these restructuring activities, the Company recognized $363,000 of restructuring expenses consisting of employee related expenses during the three months ended September 30, 2009.  No restructuring expenses were recognized related to this restructuring initiative during the three and nine months ended September 30, 2010.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE C — GRUPO VASCONIA, S.A.B.

The Company owns a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine month periods ended September 30, 2010 and 2009 in the accompanying condensed consolidated statements of operations.  The Company’s investment balance and its proportionate share of Vasconia’s net income have been translated from Mexican Pesos (“MXP”) to U.S. Dollars (“USD”) using the spot rate and average daily exchange rate at and during the three and nine month periods ended September 30, 2010 and 2009, respectively.  The effect of the translation of the Company’s investment resulted in an increase of the investment of $421,000 during the nine months ended September 30, 2010 and a decrease in the investment of $221,000 during the nine months ended September 30, 2009 (also see Note L).  Included in prepaid expenses and other current assets at September 30, 2010 and December 31, 2009 are amounts due from Vasconia of $224,000 and $202,000, respectively.  During the nine months ended September 30, 2010, the Company received a cash dividend of $398,000 from Vasconia related to Vasconia’s fiscal 2009 earnings.

Summarized income statement information for Vasconia in USD and MXP is as follows:

	Three Months Ended September 30,
	2010		2009
	(in thousands)
	USD	MXP	USD	MXP
Net Sales	$29,007	$371,124	$24,188	$320,199
Gross Profit	8,214	105,088	7,159	94,777
Income from operations	4,153	53,135	3,575	47,321
Net Income	2,958	37,846	2,871	38,010

	Nine Months Ended September 30,
	2010		2009
	(in thousands)
	USD	MXP	USD	MXP
Net Sales	$79,471	$1,010,051	$69,737	$951,109
Gross Profit	23,237	295,257	19,471	265,000
Income from operations	11,057	140,565	9,348	127,474
Net Income	7,075	90,037	6,564	88,976

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE D — INTANGIBLE ASSETS

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	September 30, 2010				December 31, 2009
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$25,530	$	―	$25,530	$25,530	$	―	$25,530

Finite-lived intangible assets:
Licenses	15,847		(6,072)	9,775	15,847		(5,685)	10,162
Trade names	2,477		(1,247)	1,230	2,477		(1,185)	1,292
Customer relationships	586		(501)	85	586		(421)	165
Patents	584		(117)	467	584		(92)	492
Total	$45,024		$(7,937)	$37,087	$45,024		$(7,383)	$37,641

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

Availability under the Revolving Credit Facility is subject to a borrowing base calculation equal to the sum of (i) 85.0% of eligible accounts receivable, (ii) 85.0% of the net orderly liquidation value of eligible inventory and (iii) the lesser of 50.0% of the orderly liquidation value of eligible trademarks and $10.0 million.  Availability is subject to a $24.1 million reserve which represents the outstanding principal amount of the Company’s Notes.  The borrowing base is also subject to reserves that may be established by the administrative agent in its permitted discretion.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.25% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.25% to 2.75%. The respective margin is based upon availability. In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE E — DEBT (continued)

Revolving Credit Facility (continued)

The Revolving Credit Facility provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Furthermore, if availability under the Revolving Credit Facility is less than 14.0% of the total facility commitment, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, which covenant would remain effective until availability is at least 16.0% of the total facility commitment for a period of three consecutive months. Availability under the Revolving Credit Facility was approximately 37.6% of the total loan commitment at September 30, 2010.

At September 30, 2010, the Company had $1.2 million of open letters of credit and $52.7 million of borrowings outstanding under the Revolving Credit Facility. Borrowings during the period were used to repay in full the Company’s prior credit facility and to repay, in part, a portion of the Notes. The interest rate on the outstanding borrowings at September 30, 2010 ranged from 3.03% to 5.00%.

Pursuant to the provisions of the FASB ASC Topic No. 470-10, at September 30, 2010, the Company had classified $42.7 million of the Revolving Credit Facility as a current liability, based on planned repayments associated with anticipated changes in working capital principally from cash flows from operations, including collections of accounts receivable and sales of inventory which is expected to occur within one year.  Repayments are planned to the extent that such anticipated cash flows are generated although, the Company is not obligated to repay any portion of the debt until maturity of the facility in June 2015, provided that availability exists under the facility.  The Company had classified the remaining amount outstanding under the Revolving Credit Facility of $10.0 million as long-term at September 30, 2010. The Company expects that it will continue to borrow and repay funds under the facility based on working capital needs which is subject to availability.  At December 31, 2009, amounts outstanding under the Company’s prior credit facility were classified as current because at that time the lenders had full access to remittances into the Company’s lock-box to pay down amounts outstanding.

The Company recognized a loss before income taxes of approximately $408,000 in connection with the repayment of amounts under the prior credit agreement, consisting of the write-off of unamortized debt issuance costs during the nine months ended September 30, 2010, which is included in loss on early retirement of debt in the accompanying condensed consolidated statements of operations.

Term Loan

On June 9, 2010, the Company entered into a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.  Borrowings under the Term Loan are secured by a second lien priority interest in the same collateral securing the Revolving Credit Facility, except that Citibank N.A. has a first lien pledge of 65.0% of the Company’s shares of LTB de Mexico which holds the Company’s investment in Vasconia.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%.  In addition, the Company is required to pay a commitment fee of 1.00% on any unused portion of the Term Loan.

On June 9, 2010 and August 5, 2010, the Company drew $10.0 million and $30.0 million, respectively, under the Term Loan.  Proceeds of these borrowings were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility. The interest rate on the outstanding borrowings at September 30, 2010 was 10.0%.

The Term Loan requires the Company to maintain EBITDA, as defined, of not less than $30.0 million for all trailing four fiscal quarters and limits capital expenditures to $7.0 million for the year ending December 31, 2010. The Company was in compliance with these financial covenants at September 30, 2010. The Term Loan also provides for customary restrictions and events of default as described above for the Revolving Credit Facility.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE E — DEBT (continued)

4.75% convertible senior notes

The Company has outstanding $24.1 million aggregate principal amount of the Notes due July 15, 2011.  The Notes are convertible at the option of the holder any time prior to maturity into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15th and July 15th of each year and are unsubordinated except with respect to the Company’s debt outstanding under its Revolving Credit Facility and Term Loan.  The Company may not redeem the Notes at any time prior to maturity.  Pursuant to the provisions of the FASB ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, the Company classified the Notes as a long-term liability based on the Company’s intent and ability to refinance the Notes using the proceeds from the Revolving Credit Facility.

In June 2010, the Company purchased $50.9 million principal amount of the Notes in privately negotiated transactions for $51.0 million, reducing the aggregate principal amount to $24.1 million.  Pursuant to the provisions of the FASB ASC Topic No. 470-20, Debt with Conversion and Other Options, the Company allocated the consideration paid to repurchase the Notes to the debt and equity components of the Notes based on the fair value of the debt component on the date the Company repurchased the Notes.  Included in the loss on early retirement of debt in the accompanying condensed consolidated statements of operations is a loss before income taxes of $356,000 related to the debt component of the Notes repurchased and unamortized debt discount and issuance costs written off during the nine months ended September 30, 2010. In addition, the Company recorded a reduction of additional paid in capital of $2.4 million representing the portion of the consideration paid that was allocated to the equity component of the Notes.

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

At September 30, 2010 and December 31, 2009, the carrying amounts of the debt and equity components of the Notes were as follows (in thousands):

	September 30, 2010	December 31, 2009
Carrying amount of equity component, net of tax	$8,262	$10,628

Principal amount of debt component	$24,100	$75,000
Unamortized discount	(768)	(4,473)
Carrying amount of debt component	$23,332	$70,527

At September 30, 2010 the remaining period over which the debt discount will be amortized is approximately nine months.  The effective interest rate of the debt component was 9.02% at the date of issuance.  Total interest recognized related to the Notes, including amortization of the debt discount and offering costs, was $535,000 and $1.7 million for the three months ended September 30, 2010 and 2009, respectively, and $3.8 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

An interest rate swap with a notional amount of $15.0 million and the interest rate collars were originally designated as cash flow hedges at inception, with the effective portion of the fair value gains or losses on these derivative instruments recorded as a component of accumulated other comprehensive loss. In November 2009, the interest rate collars were de-designated as cash flow hedges as a result of reductions, and projected future reductions, in the Company’s borrowings hedged by the interest rate collar agreements.  Accordingly, the Company discontinued hedge accounting for the interest rate collar agreements and reclassified a portion of the loss related to these interest rate collar agreements that was included in other comprehensive loss (representing the ineffective portion of the hedge) to interest expense. The remaining portion of the loss included in other comprehensive loss related to these interest rate collar agreements of $382,000 is being recognized in earnings using the effective interest method over the remaining term of the interest rate collar agreements. At September 30, 2010, the remaining unamortized portion of the loss, included in other comprehensive loss, amounted to $51,000. In June 2010, the Company terminated the $15.0 million interest rate swap agreement.  In connection with the termination of the agreement, the Company made a payment of $403,000 to the counterparty of the agreement which was included in interest expense for the three months ended June 30, 2010.  The effect of recording the Company’s cash flow hedges at fair value for the portion of the periods that the swaps and collars qualified for hedge accounting resulted in an unrealized gain of $57,000 (net of taxes of $36,000) for the nine month period ended September 30, 2010, and unrealized gains of $29,000 and $255,000 for the three and nine month periods ended September 30, 2009, respectively.

Interest rate swaps with an aggregate notional amount of $10.0 million were not designated as hedges at inception and the fair value gains or losses from these swaps are recognized in interest expense. The effect of recording these interest rate swaps and the interest rate collars (beginning in November 2009) at fair value resulted in unrealized gains of $298,000 and $906,000 for the three and nine month periods ended September 30, 2010, respectively, and unrealized gains of $34,000 and $104,000 for the three and nine month periods ended September 30, 2009, respectively.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $358,000 at September 30, 2010, and is included in accrued expenses on the condensed consolidated balance sheet at September 30, 2010.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE G — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2010 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2010	1,786,667	$12.14
Grants	573,000	13.12
Exercises	(25,250)	2.81
Cancellations	(61,417)	13.62
Options outstanding, September 30, 2010	2,273,000	12.45	6.94	$12,274,195
Options exercisable, September 30, 2010	1,009,557	14.17	5.22	$5,462,621

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value for in-the-money stock options that would have been received by the option holders had all option holders exercised their stock options on September 30, 2010.  The intrinsic value is calculated as the difference between the closing quoted market price of the Company’s common stock and the exercise price.

The total intrinsic value of stock options exercised for the nine months ended September 30, 2010 was $283,000. No options were exercised during the nine months ended September 30, 2009.  The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $782,000 and $584,500 for the three months ended September 30, 2010 and 2009, respectively, and $2.2 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Total unrecognized compensation cost related to unvested stock options at September 30, 2010, before the effect of income taxes, was $5.6 million and is expected to be recognized over a weighted-average period of 3.83 years.

During the nine months ended September 30, 2010, the Company granted 10,020 shares of restricted stock to its independent directors in connection with their annual retainer that vest 100% at the one year anniversary from the date of grant.  The restricted stock had a fair value of $150,000 at the grant date which will be recognized in expense over the one year vesting period.

At September 30, 2010, there were 694,126 shares available for grant under the Company’s 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE H — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding.  Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock.  The calculations of basic and diluted income (loss) per common share for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net income (loss) – basic	$6,585	$4,879	$6,333	$(2,333)
Net interest expense, 4.75% Convertible Senior Notes	330	1,063	―	―
Net income (loss) - diluted	$6,915	$5,942	$6,333	$(2,333)

Weighted-average shares outstanding – basic	12,048	12,023	12,030	12,003
Effect of dilutive securities:
Stock options	366	81	320	―
4.75% Convertible Senior Notes	861	2,679	―	―
Weighted-average shares outstanding – diluted	13,275	14,783	12,350	12,003
Basic income (loss) per common share	$0.55	$0.41	$0.53	$(0.19)
Diluted income (loss) per common share	$0.52	$0.40	$0.51	$(0.19)

The computation of diluted income per common share for the three months ended September 30, 2010 and 2009 excludes options to purchase 628,500 shares and 1,294,923 shares, respectively.  The computation of diluted income (loss) per common share for the nine months ended September 30, 2010 and 2009 excludes: (i) options to purchase 1,212,217 shares and 1,641,574 shares, respectively; and (ii) 1,974,817 shares and 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense, respectively. The above shares were excluded due to their antidilutive effects.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE I — INCOME TAXES

As of December 31, 2009, the Company had fully utilized the Federal net operating loss carryforward generated in 2008.  Additionally, the Company has various state net operating loss carryforwards of $12.4 million that will begin to expire in 2014. As of December 31, 2009, the Company had credit carryforwards of $633,000 which do not expire.  Management has determined that it is not “more likely than not” that these assets will be realized and a valuation allowance has been established.  In accordance with ASC Topic No. 740, Income Taxes, the Company has offset its total deferred tax asset with certain deferred tax liabilities that are expected to reverse in the carryforward period.

The estimated value of the Company’s uncertain tax positions at September 30, 2010 is a liability of $348,000.  If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s liability would be reduced by $348,000, of which the full amount would impact the Company’s tax provision.  On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that the full amount of its uncertain tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Pennsylvania, New York and New Jersey.  As of December 31, 2009, the Company had settled its Federal tax examination for the periods 2006 through 2008.  The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2008.  The periods subject to examination by the Company’s major state jurisdictions are the years ended 2005 through 2008.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and nine month periods ended September 30, 2010 and 2009.

NOTE J — BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale Segment, the Company’s primary business, in which the Company distributes products to retailers and distributors, and the Direct-To-Consumer segment, in which  the Company sells certain products to consumers by means of its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and Housewares Deals™ Internet websites and the Company’s Pfaltzgraff® mail-order catalogs.

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE J — BUSINESS SEGMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net sales
Wholesale	$118,765	$106,316	$282,405	$270,820
Direct-to-consumer	6,153	5,106	18,138	16,150
Total net sales	$124,918	$111,422	$300,543	$286,970

Income (loss) from operations
Wholesale (1)	$14,328	$11,218	$24,986	$15,625
Direct-to-consumer (1)	(537)	(1,010)	(955)	(2,401)
Unallocated corporate expenses	(3,562)	(2,609)	(8,753)	(7,564)
Total income from operations	$10,229	$7,599	$15,278	$5,660

Depreciation and amortization
Wholesale	$(2,429)	$(2,687)	$(7,263)	$(8,104)
Direct-to-consumer	(89)	(83)	(255)	(154)
Total depreciation and amortization	$(2,518)	$(2,770)	$(7,518)	$(8,258)

Note:

(1)
Loss from operations for the Direct-to-consumer segment for the three and nine months ended September 30, 2009 includes restructuring and impairment expenses of $308,000 and $469,000, respectively.  Income from operations for the Wholesale segment for the three and nine months ended September 30, 2009 includes restructuring expenses of $363,000.  See Note B.

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)

NOTE L — OTHER

Dividends

The Company currently does not pay a cash dividend on its outstanding shares of common stock.

Supplemental cash flow information

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,569	$7,363
Cash paid for taxes	1,192	437

Non-cash investing activities:
Grupo Vasconia, S.A.B. translation adjustment	$(421)	$221

Comprehensive income (loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$6,585	$4,879	$6,333	$(2,333)
Derivative fair value adjustment, net of taxes	―	18	57	156
Grupo Vasconia, S.A.B. foreign currency translation adjustment, net of taxes	321	(411)	258	(221)
Derivative hedge de-designation	85	―	291	―
Interest rate swap termination, net of taxes	―	―	254	―
Total comprehensive income (loss)	$6,991	$4,486	$7,193	$(2,398)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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
November 5, 2010

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

ABOUT THE COMPANY

The Company is a leading resource for nationally branded food preparation, tabletop and home décor products.  The Company’s major product categories are Food Preparation and Tabletop and Home Décor. The Company markets several product lines within each of these product categories and under most of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Cuisinart®, Pfaltzgraff®, Mikasa® and Pedrini®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories.  Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands, and the Company’s ability to provide a stream of new products and designs.  A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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

Additionally, in June 2010, the Company purchased $50.9 million principal amount of its 4.75% Convertible Senior Notes (the “Notes”) in privately negotiated transactions for $51.0 million, thereby reducing the outstanding aggregate principal amount to $24.1 million.

BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale Segment, the Company’s primary business, in which the Company distributes products to retailers and distributors, and the Direct-To-Consumer segment, in which  the Company sells certain products to consumers by means of its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and Housewares Deals™ Internet websites and the Company’s Pfaltzgraff® mail-order catalogs.

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

The Company sells certain cookware products in the United States under the Vasconia® brand. The Company and Vasconia have entered into a cookware supply agreement, pursuant to which the Company is able to purchase cookware from Vasconia at Vasconia’s manufactured cost.

On January 29, 2010, Vasconia filed a Schedule 13D with the Securities and Exchange Commission, in which it disclosed that it had acquired 639,000 shares of the Company’s common stock.

RESTRUCTURING EXPENSES

The Company recognized restructuring and impairment expenses in 2009 in connection with: (i) the Company’s closure of its unprofitable retail outlet store operations, (ii) the closure of the Company’s York, Pennsylvania distribution center, the operations of which were consolidated with those of the Company’s main East Coast and West Coast distribution centers, (iii) the decision to vacate certain excess showroom space, (iv) the realignment of the management structure of certain of the Company’s divisions and (v) the elimination of a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.  These restructuring activities were completed by the end of 2009.

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

Global trade conditions in 2010 have resulted in longer lead times at factories in Asia and in shortages of containers and ships. To assure that it would have sufficient levels of merchandise on hand to fulfill customers’ orders for deliveries in the third and fourth quarters of 2010, the Company has accelerated the timing of its imports of inventory. As a result, the Company’s inventory levels increased to higher than previously anticipated levels in the second and third quarters of 2010. The Company expects to carry higher inventory levels into the first quarter of 2011.

SEASONALITY

The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters.  In 2009, 2008 and 2007, net sales for the third and fourth quarters accounted for 58%, 61% and 61% of total annual net sales, respectively.  In anticipation of the holiday shipping season, inventory levels increase primarily in the June through October time period.

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

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.1	62.7	61.8	63.1
Distribution expenses	9.0	9.2	10.3	10.8
Selling, general and administrative expenses	19.7	20.7	22.8	23.9
Restructuring expenses	―	0.6	―	0.3
Income from operations	8.2	6.8	5.1	1.9
Interest expense	(1.7)	(3.0)	(2.4)	(3.2)
Loss on early retirement of debt	―	―	(0.3)	―
Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	6.5	3.8	2.4	(1.3)
Income tax provision	(1.9)	(0.2)	(1.0)	(0.2)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	0.6	0.6	0.7	0.6
Net income (loss)	5.2%	4.2%	2.1%	(0.9	) %

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2009

Net Sales
Net sales for the three months ended September 30, 2010 were $124.9 million, an increase of 12.1% as compared to net sales of $111.4 million for the corresponding period in 2009.

Net sales for the wholesale segment for the three months ended September 30, 2010 were $118.8 million, an increase of $12.5 million, or 11.8%, as compared to net sales of $106.3 million for the corresponding period in 2009. Net sales for the Company’s Food Preparation product category increased approximately $7.1 million, or 12.7%, as compared to the corresponding period in 2009.  Net sales for the Company’s Tabletop and Home Décor product category increased approximately $5.4 million, or 10.7%, as compared to the corresponding period in 2009.  Increased sales in both the Food Preparation and Tabletop and Home Décor product categories were primarily attributable to higher volume and to the introduction of new products.

Net sales for the direct-to-consumer segment for the three months ended September 30, 2010 were $6.1 million, an increase of $1.0 million or 19.6%, as compared to $5.1 million for the corresponding period in 2009. The increase in net sales was primarily attributable to targeted sales promotions on the Company’s Pfaltzgraff® and Mikasa® websites and additional net sales from the Company’s new Lifetime Sterling® and Housewares Deals™ websites.  The increase was partially offset by lower shipping income from free shipping promotions.

Cost of sales
Cost of sales for the three months ended September 30, 2010 were $78.8 million as compared to $69.8 million for the corresponding period in 2009.  Cost of sales as a percentage of net sales was 63.1% for the three months ended September 30, 2010 as compared to 62.7% for the corresponding period in 2009.

Cost of sales as a percentage of net sales for the wholesale segment remained relatively unchanged at 64.4% for the three months ended September 30, 2010 as compared to 64.3% for the corresponding period in 2009.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 36.7% for the three months ended September 30, 2010 as compared to 28.0% for the corresponding period in 2009. The decrease in gross margin was due to promotional activities including an increase in free shipping during the three months ended September 30, 2010 as compared to the corresponding period in 2009.

Distribution expenses
Distribution expenses for the three months ended September 30, 2010 were $11.3 million as compared to $10.3 million for the corresponding period in 2009.  Distribution expenses as a percentage of net sales were 9.0% for the three months ended September 30, 2010 as compared to 9.2% for the corresponding period in 2009.

Distribution expenses as a percentage of net sales for the wholesale segment, shipped from the Company’s warehouses, were 8.0% for the three months ended September 30, 2010 as compared to 7.8% for the corresponding period in 2009.  The increase resulted from higher costs associated with an inventory management system upgrade.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 30.0% for the three months ended September 30, 2010 as compared to 39.3% for the corresponding period in 2009.  The decrease is primarily attributable to improved labor efficiencies due to the Company’s exit from its York, Pennsylvania distribution center in July 2009.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2010 were $24.6 million, an increase of 6.5%, as compared to $23.1 million for the corresponding period in 2009.  Selling, general and administrative expenses as a percentage of net sales were 19.7% for the three months ended September 30, 2010 as compared to 20.7% in the corresponding period in 2009.

Selling, general and administrative expenses for the three months ended September 30, 2010 for the wholesale segment were $18.4 million, an increase of 1.7%, as compared to $18.1 million for the corresponding period in 2009.  As a percentage of net sales, selling, general and administrative expenses were 15.5% for the three months ended September 30, 2010 as compared to 17.0% for the corresponding period in 2009. The decrease as a percentage of net sales was primarily attributable to: (i) the benefit of the 2009 restructuring activities and lower depreciation and amortization resulting from the write-off of fixed assets at exited facilities, (ii) the Company’s continued expense reduction efforts, particularly with respect to travel and trade show expenses and (iii) higher sales in the 2010 period.  The 2010 period also reflects an accrual for incentive compensation for which there was no expense accrued in the 2009 period.

Selling, general and administrative expenses for the three months ended September 30, 2010 for the direct-to-consumer segment were $2.6 million as compared to $2.4 million for the corresponding period in 2009. The increase resulted from higher employee expenses and an increase in web related search expenses.

Unallocated corporate expenses, which are principally comprised of stock compensation expense, payroll costs and professional fees, were $3.6 million for the three months ended September 30, 2010 as compared to $2.6 million for the corresponding period in 2009.  The increase is primarily attributable to higher expenses related to incentive compensation for which there was no expense accrued in the 2009 period.

Interest expense
Interest expense for the three months ended September 30, 2010 was $2.1 million as compared to $3.3 million for the corresponding period in 2009.  The decrease in interest expense was primarily attributable to lower average borrowings and lower interest rates from the refinancing consummated in June 2010.

Income tax provision
The income tax provision for the three months ended September 30, 2010 was $2.4 million as compared to $153,000 for the corresponding period in 2009.  The Company’s effective tax rate for the three months ended September 30, 2010 was 29.4% as compared to 3.6% in the 2009 period.  The effective tax rate in the three months ended September 30, 2010 and 2009 reflects a reduction in valuation allowances related to the utilization of certain deferred tax assets, for which a tax benefit was not previously recognized.  The effective tax rate in the three months ended September 30, 2009 also reflects a provision for minimum state taxes.

Equity in earnings of Grupo Vasconia, S.A.B.
Equity in the earnings of Grupo Vasconia, net of taxes, was $836,000 and $727,000 for the three months ended September 30, 2010 and 2009, respectively. Grupo Vasconia reported income from operations for the three months ended September 30, 2010 of $4.2 million, as compared to $3.6 million in the three months ended September 30, 2009 and net income of $3.0 million for the three months ended September 30, 2010 as compared to $2.9 million for the three months ended September 30, 2009.  The increase in income from operations for the three months ended September 30, 2010, as compared to the corresponding period in 2009, is primarily attributable to the growth in aluminum sales in 2010.  The increase in net income for the three months ended September 30, 2010 was offset by higher taxes principally due to an increase in the statutory rate in effect for 2010 for Grupo Vasconia.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2009

Net Sales
Net sales for the nine months ended September 30, 2010 were $300.5 million, an increase of 4.7% compared to net sales of $287.0 million for the corresponding period in 2009.

Net sales for the wholesale segment for the nine months ended September 30, 2010 were $282.4 million, an increase of $11.6 million or 4.3% as compared to net sales of $270.8 million for the corresponding period in 2009.  Net sales in the 2009 period included approximately $4.7 million of net sales in the going-out-of-business sale of a customer that was liquidated. Excluding the impact of a customer’s 2009 going-out-of business sales, net sales for the wholesale segment increased approximately $16.3 million, or 6.0%, in the nine months ended September 30, 2010 as compared to the corresponding period in 2009.  Excluding the impact of a customer’s 2009 going-out-of business sales, net sales in the Company’s Food Preparation product category increased approximately $6.4 million, or 4.2%, as compared to the corresponding period in 2009.  Excluding the impact of a customer’s 2009 going-out-of business sales, net sales for the Company’s Tabletop and Home Décor product category increased approximately $9.9 million, or 8.6%, as compared to the corresponding period in 2009.  Net sales to Wal-Mart Stores Inc. decreased by $8.3 million in the nine months ended September 30, 2010 as compared to the corresponding period in 2009, principally due to changes in Wal-Mart’s inventory management strategy, which have resulted in the maintenance of fewer product offerings in its stores. The decrease in net sales to Wal-Mart Stores Inc., within the Food Preparation and Tabletop and Home Décor product categories, was substantially offset by an increase in sales to other retailers attributable to higher volume and to the introduction of new products.

Net sales for the direct-to-consumer segment for the nine months ended September 30, 2010 were $18.1 million, an increase of $1.9 million or 11.7%, as compared to $16.2 million for the corresponding period in 2009.  The increase in net sales was primarily attributable to targeted sales promotions on the Company’s Pfaltzgraff® and Mikasa® websites and additional net sales from the Company’s new Lifetime Sterling® and Housewares Deals™ websites.  The increase was partially offset by lower shipping income from free shipping promotions.

Cost of sales
Cost of sales for the nine months ended September 30, 2010 were $185.7 million as compared to $181.0 million for the corresponding period in 2009.  Cost of sales as a percentage of net sales was 61.8% for the nine months ended September 30, 2010 as compared to 63.1% for the corresponding period in 2009.

Cost of sales as a percentage of net sales for the wholesale segment was 63.5% for the nine months ended September 30, 2010 as compared to 65.0% for the corresponding period in 2009.  Gross margin in the nine months ended September 30, 2010 increased as a result of favorable product mix and lower royalty expenses as the Company allowed unprofitable licenses to expire.  Gross margin in the nine months ended September 30, 2009 was negatively affected by lower margin sales into the going-out-of-business sale of a customer that was liquidated and higher ocean freight costs.

Cost of sales as a percentage of net sales for the direct-to-consumer segment increased to 34.5% for the nine months ended September 30, 2010 as compared to 30.2% for the corresponding period in 2009. The decrease in gross margin was due to product mix and an increase in free shipping promotions during the nine months ended September 30, 2010 as compared to the corresponding period in 2009.

Distribution expenses
Distribution expenses for the nine months ended September 30, 2010 were $31.0 million as compared to $30.9 million for the corresponding period in 2009.  Distribution expenses as a percentage of net sales were 10.3% for the nine months ended September 30, 2010 as compared to 10.8% for the corresponding period in 2009.

Distribution expenses as a percentage of net sales for the wholesale segment, shipped from the Company’s warehouses, were 9.2% for the nine months ended September 30, 2010 as compared to 9.1% in the corresponding period in 2009.  Higher freight expenses and higher costs associated with an inventory management system upgrade were partially offset by reduced labor costs during the nine months ended September 30, 2010 as compared to the corresponding period in 2009.

Distribution expenses as a percentage of net sales for the direct-to-consumer segment were approximately 28.8% for the nine months ended September 30, 2010 as compared to 39.1% for the corresponding period in 2009. The decrease is primarily attributable to improved labor efficiencies due to the Company’s exit from its York, Pennsylvania distribution center in July 2009.

Selling, general and administrative expenses
Selling, general and administrative expenses were $68.6 million for the nine months ended September 30, 2010 and 2009.  Selling, general and administrative expenses as a percentage of net sales were 22.8% for the nine months ended September 30, 2010 as compared to 23.9% for the corresponding period in 2009.

Selling, general and administrative expenses for the nine months ended September 30, 2010 for the wholesale segment were $52.2 million, a decrease of $1.9 million, or 3.5%, as compared to $54.1 million for the corresponding period in 2009.  As a percentage of net sales, selling, general and administrative expenses were 18.5% for the nine months ended September 30, 2010 as compared to 20.0% for the corresponding period in 2009. The decrease was attributable to: (i) the benefit of the 2009 restructuring activities and lower depreciation and amortization resulting from the write-off of fixed assets at exited facilities and a reduction of occupancy expenses primarily from consolidating showrooms, (ii) the Company’s continued expense reduction efforts, particularly with respect to travel and trade show expenses and (iii) higher sales in the 2010 period.  The 2010 period also reflects an accrual for incentive compensation for which there was no expense accrued in the 2009 period.

Selling, general and administrative expenses for the nine months ended September 30, 2010 for the direct-to-consumer segment were $7.6 million as compared to $6.9 million for the corresponding period in 2009. The increase resulted from higher employee expenses and an increase in web related search expenses.

Unallocated corporate expenses, which are principally comprised of stock compensation expense, payroll costs and professional fees, were $8.8 million for the nine months ended September 30, 2010 as compared to $7.6 million in the corresponding period in 2009.  The increase is primarily attributable to higher expenses related to incentive compensation, for which there was no expense accrued in the 2009 period.

Interest expense
Interest expense for the nine months ended September 30, 2010 was $7.2 million as compared to $9.1 million for the corresponding period in 2009.  The decrease in interest expense was primarily attributable to lower average borrowings in the 2010 period.

Loss on early retirement of debt
During the nine months ended September 30, 2010, the Company entered into a new revolving credit facility and term loan and repurchased $50.9 million principal amount of its Notes. In connection with these activities, the Company recognized a non-cash pre-tax charge of approximately $764,000 consisting primarily of the write-off of deferred financing costs and unamortized debt discount related to the Company’s old revolving credit facility and the Notes that were repurchased.

Income tax provision
The income tax provision for the nine months ended September 30, 2010 was $3.0 million as compared to $569,000 for the corresponding period in 2009.  The income tax provision for the nine months ended September 30, 2010 reflects an expense for certain deferred taxes that reversed as a result of the repurchase of the Notes.  The effective tax rate in the nine months ended September 30, 2010 also reflects a reduction in valuation allowances related to the utilization of certain deferred tax assets, for which a tax benefit was not previously recognized. The income tax expense in the nine months ended September 30, 2009 reflects a reduction in the valuation allowance against certain deferred tax assets and a provision for minimum state taxes.

Equity in earnings of Grupo Vasconia, S.A.B.
Equity in the earnings of Grupo Vasconia, net of taxes, was $2.0 million for the nine months ended September 30, 2010 as compared to $1.6 million for the corresponding period in 2009.  Grupo Vasconia reported income from operations for the nine months ended September 30, 2010 of $11.1 million, as compared to $9.3 million in the corresponding period in 2009 and net income of $7.1 million in the nine months ended September 30, 2010 as compared to $6.6 million in the corresponding period in 2009. The increase in income from operations in the nine months ended September 30, 2010, as compared to the corresponding period in 2009, is primarily attributable to the growth in sales of aluminum in 2010.  The increase in net income for the nine months ended September 30, 2010 was offset by higher taxes due to an increase in the statutory rate in effect for 2010 for Grupo Vasconia.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) amounts available under the Company’s revolving credit facility.  The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payment of principal and interest on its debt.

At September 30, 2010, the Company’s cash and cash equivalents were $2.2 million compared to $682,000 at December 31, 2009. Availability from the Company’s Revolving Credit Facility at September 30, 2010 was $47.1 million.

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

Availability under the Revolving Credit Facility is subject to a borrowing base calculation equal to the sum of (i) 85.0% of eligible accounts receivable, (ii) 85.0% of the net orderly liquidation value of eligible inventory and (iii) the lesser of 50.0% of the orderly liquidation value of eligible trademarks and $10.0 million.  Availability is subject to a $24.1 million reserve which represents the outstanding principal amount of the Company’s Notes.  The borrowing base is also subject to reserves that may be established by the administrative agent in its permitted discretion.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.25% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.25% to 2.75%. The respective margin is based upon availability. In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

The Revolving Credit Facility provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends among others. Furthermore, if availability under the Revolving Credit Facility is less than 14.0% of the total facility commitment, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, which covenant would remain effective until availability is at least 16.0% of the total facility commitment for a period of three consecutive months. Availability under the Revolving Credit Facility was approximately 37.6% of the total loan commitment at September 30, 2010.

At September 30, 2010, the Company had $1.2 million of open letters of credit and $52.7 million of borrowings outstanding under the Revolving Credit Facility. Borrowings during the period were used to repay in full the Company’s prior credit facility and to repay, in part, a portion of the Company’s Notes. The interest rate on the outstanding borrowings at September 30, 2010 ranged from 3.03% to 5.00%.  Pursuant to the provisions of the FASB ASC Topic No. 470-10, at September 30, 2010, the Company had classified $42.7 million of the Revolving Credit Facility as a current liability, based on planned repayments associated with anticipated changes in working capital principally from cash flows from operations, including collections of accounts receivable and sales of inventory which is expected to occur within one year.  Repayments are planned to the extent that such anticipated cash flows are generated although, the Company is not obligated to repay any portion of the debt until maturity of the facility in June 2015, provided that availability exists under the facility.  The Company had classified the remaining amount outstanding under the Revolving Credit Facility of $10.0 million as long-term at September 30, 2010. The Company expects that it will continue to borrow and repay funds under the facility based on working capital needs which is subject to availability.  Amounts outstanding under the Company’s prior credit facility were classified as current because at that time the lenders had full access to remittances into the Company’s lock-box to pay down amounts outstanding.

Term Loan

On June 9, 2010, the Company entered into a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.  Borrowings under the Term Loan are secured by a second lien priority interest in the same collateral securing the Revolving Credit Facility, except that Citibank N.A. has a first lien pledge of 65.0% of the Company’s shares of LTB de Mexico which holds the Company’s investment in Vasconia.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%.  In addition, the Company is required to pay a commitment fee of 1.00% on any unused portion of the Term Loan.

On June 9, 2010 and August 5, 2010, the Company drew $10.0 million and $30.0 million, respectively, under the Term Loan. Proceeds of these borrowings were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility. The interest rate on the outstanding borrowings at September 30, 2010 was 10.0%.

The Term Loan requires the Company to maintain EBITDA, as defined, of not less than $30.0 million for all trailing four fiscal quarters and limits capital expenditures to $7.0 million for the year ending December 31, 2010. The Company was in compliance with these financial covenants at September 30, 2010. The Term Loan also provides for customary restrictions and events of default as described above for the Revolving Credit Facility.

The Company’s EBITDA for the four quarters ended September 30, 2010 was $40.9 million and was determined as follows:

EBITDA for the four quarters ended September 30, 2010
(in thousands)
Three months ended September 30, 2010	$13,529
Three months ended June 30, 2010	6,117
Three months ended March 31, 2010	5,728
Three months ended December 31, 2009	15,558
Total for the four quarters	$40,932

Capital expenditures for the nine months ended September 30, 2010 were $2.3 million.

Non-GAAP financial measure

EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  The following is a reconciliation of the net income (loss) as reported to EBITDA for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss) as reported	$6,585	$4,879	$6,333	$(2,333)
Subtract out:
Undistributed earnings of Grupo Vasconia, S.A.B.	(836)	(703)	(1,588)	(1,419)
Add back:
Income tax provision	2,390	153	3,002	569
Interest expense	2,090	3,294	7,163	9,061
Depreciation and amortization	2,518	2,770	7,518	8,258
Restructuring expenses	―	671	―	832
Stock compensation expense	782	547	2,182	1,488
Loss on early retirement of debt	―	―	764	―
EBITDA	$13,529	$11,611	$25,374	$16,456

In June 2010, the Company purchased $50.9 million principal amount of its Notes in privately negotiated transactions for $51.0 million, reducing the aggregate principal amount of the Notes to $24.1 million.  Availability is subject to a $24.1 million reserve which represents the outstanding principal amount of the Company’s Notes.

Operating activities

Cash used in operating activities was $10.1 million for the nine months ended September 30, 2010 as compared to cash provided by operating activities of $25.3 million in the 2009 period.  The decrease was primarily attributable to an increase in receivables and inventory which was partially offset by an increase in accounts payable and accrued expenses.  The decrease is also the result of the impact of a tax refund received in the 2009 period of $11.3 million.

Investing activities

Cash used in investing activities was $2.3 million for the nine months ended September 30, 2010 as compared to $1.3 million for the corresponding period in 2009.  The increase in investing activities relates to equipment purchases in 2010 principally for the Company’s distribution centers.

Financing activities

Cash provided by financing activities was $13.9 million for the nine months ended September 30, 2010 as compared to cash used in financing activities of $26.6 million for the 2009 period.  In the nine months ended September 30, 2010, net proceeds from the Company’s borrowings were $68.1 million compared to net repayments of $26.4 million in the 2009 period.  In the nine months ended September 30, 2010, the Company entered into a new Revolving Credit Facility and Term Loan and utilized funds from these new facilities to repay amounts outstanding under the Company’s prior credit facility and repurchase $50.9 million principal amount of its Notes for cash of $51.0 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.  The Company is exposed to market risk associated with changes in interest rates.  The Company’s Revolving Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates.  The Company has interest rate swap agreements with an aggregate notional amount of $10.0 million and interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings. Changes in interest rates during 2010 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended September 30, 2010.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2010, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	November 5, 2010
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	November 5, 2010
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)