Form 10-K
period 2010-12-31
LIFETIME BRANDS, INC
filed 2011-03-11
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

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
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

The aggregate market value of 9,543,453 shares of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $139,525,283. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and should not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of March 11, 2011 was 12,065,543.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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

PART I

Item 1. Business

OVERVIEW

The Company is one of North America’s leading resources for nationally branded kitchenware, tabletop and home décor products. The Company either owns or licenses its brands. The Company’s licenses generally only permit the Company to sell certain products using the licensed brand name. The Company sells its products to retailers and distributors, and directly to consumers through its Internet websites and mail-order catalog operations.  The Company markets its products under well-respected and widely-recognized brand names in the U.S. housewares industry. According to the Home Furnishing News Brand Survey issued in 2009, three of the Company’s brands, KitchenAid®, Cuisinart®, and Farberware®, are among the four most recognized brands in the “Kitchen Tool, Cutlery and Gadgets” category.  The Company primarily targets moderate to premium price points through every major level of trade and generally markets several lines within each of its product categories under more than one brand. At the heart of the Company is a strong culture of innovation and new product development.  The Company brought over 4,000 new or redesigned products to market in 2010 and expects to introduce between 4,000 and 5,000 new or redesigned products in 2011.

The Company’s major product categories are Kitchenware, consisting primarily of kitchen tools and gadgets, cutlery, cutting boards, cookware/bakeware and pantryware, Tabletop, consisting primarily of dinnerware and flatware, and Home Décor, which consists primarily of wall décor, picture frames and decorative shelving products.

The Company sources almost all of its products from suppliers located outside the United States, primarily in the People’s Republic of China. The Company manufactures its sterling silver products at a leased facility in San Germán, Puerto Rico and fills spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

The Company seeks to expand its presence in international markets by making investments in various companies that operate outside of the United States. In 2007, the Company acquired a 30% interest in Grupo Vasconia, S.A.B. (“Vasconia”), a Mexican company.  In January 2011, the Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited, a Hong Kong-based company that will supply direct import kitchenware programs to retailers in North, Central and South America.

In addition, the Company licenses certain of its brands to other companies, including Vasconia, that operates in various foreign markets.

The Company continues to evaluate opportunities to expand the reach of its brands and to invest in other companies that operate principally outside the United States. These opportunities involve risks as the industry and foreign markets may not evolve as anticipated and the Company’s strategic objectives may not be achieved.

The Company’s top brands and their respective product categories are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed*	Kitchenware and Tabletop
Mikasa®	Owned	Tabletop and Home Décor
KitchenAid®	Licensed	Kitchenware
Pfaltzgraff®	Owned	Tabletop and Home Décor
Melannco®	Owned	Home Décor
Elements®	Owned	Home Décor
Cuisinart®	Licensed	Kitchenware and Tabletop
Kamenstein®	Owned	Kitchenware
Wallace Silversmiths®	Owned	Tabletop and Home Décor
Towle®	Owned	Tabletop and Home Décor

       * The Company has a 184 year royalty free license to utilize the Farberware® brand for kitchenware products.

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers and Internet retailers.

BUSINESS SEGMENTS

The Company operates in two business segments: the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment in which the Company markets and sells its products through its Pfaltzgraff®, Mikasa®, Lifetime SterlingTM and Housewares DealsTM Internet websites and Pfaltzgraff® mail-order catalogs.  The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments are distinct due to the different types of customers and the different methods the Company uses to sell, market and distribute the products.

Additional information regarding the Company’s reportable segments is included in Note J of the Notes to the Consolidated Financial Statements included in Item 15.

CUSTOMERS

The Company’s products are sold in North America to a diverse customer base including mass merchants (such as Wal-Mart and Target), specialty stores (such as Bed Bath & Beyond), national chains (such as Kohl’s, JC Penney and Sears), department stores (such as Macy’s), warehouse clubs (such as Costco, BJ’s Wholesale Club and Sam’s Club), supermarkets (such as Stop & Shop and Kroger), off-price retailers (such as TJX and Ross Stores), and Internet retailers (such as Amazon.com).

The Company also operates Internet and catalog operations that sell the Company’s products directly to consumers.

During the years ended December 31, 2010, 2009 and 2008, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 15%, 18%, and 20% of sales, respectively. No other customer accounted for 10% or more of the Company’s sales during these periods. For the years ended December 31, 2010, 2009 and 2008, the Company’s ten largest customers accounted for 67%, 64%, and 60% of sales, respectively.

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

The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and/or packaging for their stores.

DESIGN AND INNOVATION

At the heart of the Company is a strong culture of innovation and new product development.  The Company’s in-house design and development teams currently consist of 77 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign products, and create packaging and merchandising concepts.

SOURCES OF SUPPLY

The Company sources its products from over 400 suppliers. Most of the Company’s suppliers are located in the People’s Republic of China.  The Company also sources products from suppliers in the United States, India, Japan, Indonesia, Korea, Italy, Thailand, Germany, Slovakia, Vietnam, American Samoa, Czech Republic, United Kingdom, Canada, Poland, Portugal, Switzerland, Malaysia, Slovenia, and Mexico.  The Company orders products substantially in advance of the anticipated time of their sale. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders. All purchase orders issued by the Company are cancelable.

MANUFACTURING

The Company manufactures its sterling silver products at its leased manufacturing facility in San Germán, Puerto Rico and fills spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

COMPETITION

The markets for kitchenware, tabletop and home décor products are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products to retailers are innovative products, brand, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability, prompt delivery and selling price.

PATENTS

The Company owns 133 design and utility patents on the overall design of some of its products. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company’s business.

BACKLOG

Backlog is not material to the Company’s business because actual confirmed orders from the Company’s customers are typically not received until close to the required shipment dates.

EMPLOYEES

At December 31, 2010, the Company had a total of 1,040 full-time employees, 154 of whom are located in China.  In addition, the Company employed 60 people on a part-time basis, predominately in customer service. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

REGULATORY MATTERS

The products the Company sells are subject to various Federal, state and local statutes and the jurisdiction of various regulatory agencies, as well as the scrutiny of consumer groups. The Company’s spice container filling operation in Winchendon, Massachusetts is regulated by the Food and Drug Administration. The Company’s sterling silver manufacturing operations are subject to the jurisdiction of the Environmental Protection Agency. The Company’s products are also subject to regulation under certain state laws pertaining to product safety and liability.

Item 1A. Risk Factors

The Company’s businesses, operations, and financial condition are subject to various risks. The risks and uncertainties described below are those that the Company considers material.

General Economic Factors and Political Conditions
The Company’s performance is affected by general economic factors and political conditions that are beyond its control. These factors include, among other factors, recession, inflation, deflation, housing markets, consumer credit availability, consumer debt levels, fuel and energy costs, material input costs, foreign currency translation, labor cost inflation, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters and terrorist activities, conditions affecting the retail environment for the home and other matters that influence consumer spending. Unfavorable economic conditions in the United States adversely affected the Company’s performance in 2008 and 2009 and could continue to adversely affect the Company’s performance in the future. Unstable economic and political conditions, civil unrest and political activism, particularly in Asia, could adversely impact the Company’s businesses.

Liquidity
The Company has substantial indebtedness and depends upon its bank lenders to finance its liquidity needs. In June 2010, the Company entered into a new $125.0 million secured credit agreement (the “Revolving Credit Facility”) and a $40.0 million second lien credit agreement (the “Term Loan”).  Amounts loaned under these agreements bear interest at floating rates.  Therefore, an increase in interest rates would adversely affect the Company’s performance. To the extent that the Company’s access to credit was to be restricted because of its own performance, its bank lenders’ performances, or conditions in the markets generally, the Company would not be able to operate normally.

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

Customers
The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers, and Internet retailers. Unanticipated changes in purchasing and other practices by its customers, including customers’ pricing and other requirements, could adversely affect the Company. In its e-commerce and catalog businesses, the Company sells to individual consumers nationwide.

Many of the Company’s wholesale customers are significantly larger than the Company, have greater financial and other resources and also purchase goods directly from vendors in Asia and elsewhere. Decisions by large customers to increase their purchases directly from overseas vendors could have a materially adverse affect on the Company.

Significant changes or financial difficulties, including consolidations of ownership, restructurings, bankruptcies, liquidations or other events that affect retailers could result in fewer stores selling the Company’s products, the Company having to rely on a smaller group of customers, an increase in the risk of extending credit to these customers or limitations on the Company’s ability to collect amounts due from these customers.

In 2010, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 15% of the Company’s sales.  A material reduction in purchases by Wal-Mart Stores, Inc. could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by Wal-Mart Stores, Inc. that would cause the Company to materially reduce the price of the Company’s products could result in reductions of the Company’s operating margin.

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

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. The Company does not have access to its vendors’ financial information and is unable to assess its vendors’ financial conditions including their liquidity.

The Company is subject to risks and uncertainties associated with economic and political conditions in foreign countries, including but not limited to, foreign government regulations, taxes, import and export duties and quotas, anti-dumping regulations, incidents and fears involving security, terrorism and wars, political unrest and other restrictions on trade and travel.

The Company imports its products for delivery to its distribution centers as well as arranges for its customers to import goods to which title has passed overseas. For purchases that are to be delivered to its distribution centers, the Company arranges for transportation, primarily by sea, from ports in Asia and Europe to ports in the United States, principally New York/Newark/Elizabeth and Los Angeles/Long Beach. Accordingly, the Company is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, the availability of ships, increased security restrictions, work stoppages and carriers’ ability to provide delivery services to meet the Company’s shipping needs. Transportation disruptions and increased transportation costs could adversely affect the Company’s business.

The Company delivers its products to its customers or makes such products available for customer pickup from its distribution centers. Prolonged domestic transportation disruptions, as well as workforce or systems issues related to the Company’s distribution centers, could have a negative affect on the Company’s ability to deliver goods to its customers.

Intellectual Property
Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third-parties. Several of these license agreements are subject to termination by the licensor. The loss of certain licenses or a material increase in the royalties the Company pays under such licenses upon renewal could result in a reduction of the Company’s operating margin.

Regulatory
The Company is subject in the ordinary course of its business, in the United States and elsewhere, to many statutes, ordinances, rules and regulations that if violated by the Company could have a material adverse effect on the Company’s business.  The Company’s operations could be conducted by its employees, contractors, representatives, or agents in ways which violate the Foreign Corrupt Practices Act or other similar anti-bribery laws.

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

The Company has made significant efforts to secure its computer network.  However, the Company’s computer network could be compromised and confidential information such as customer credit card information could be misappropriated. This could lead to adverse publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third-parties for damages which could adversely impact profits.

In addition, although the Company’s systems and procedures comply with Payment Card Industry (“PCI”) data security standards, failure by the Company to maintain compliance with the PCI requirements or rectify a security issue could result in fines and the imposition of restrictions on the Company’s ability to accept credit cards.

Personnel
The Company’s success depends on its ability to identify, hire and retain skilled personnel. The Company’s industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with successful track records. The Company may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. If Jeffrey Siegel, the Company’s Chairman, President and Chief Executive Officer, was no longer employed by the Company, it could have a material adverse effect on the Company.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the principal properties at which the Company operates its business at December 31, 2010:

Location	Description	Size (square feet)	Owned/ Leased

Fontana, California	Principal West Coast warehouse and distribution facility	753,000	Leased
Robbinsville, New Jersey	Principal East Coast warehouse and distribution facility	700,000	Leased
Winchendon, Massachusetts	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York	Corporate headquarters/main showroom	146,000	Leased
Medford, Massachusetts	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico	Sterling silver manufacturing facility	55,000	Leased
Guangzhou, China	Offices	18,000	Leased
New York, New York	Showrooms	17,000	Leased
York, Pennsylvania	Offices	14,000	Leased
Atlanta, Georgia	Showrooms	11,000	Leased
Shanghai, China	Offices	11,000	Leased

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

The Company is, from time to time, involved in other legal proceedings.  The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. (Removed and Reserved)

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s common stock is traded under the symbol “LCUT” on The NASDAQ Global Select Market (“NASDAQ”).

The following table sets forth the quarterly high and low sales prices for the common stock of the Company for the fiscal periods indicated as reported by NASDAQ.

	2010		2009
	High	Low	High	Low
First quarter	$12.00	$6.61	$3.96	$0.97
Second quarter	15.86	11.87	4.59	1.38
Third quarter	15.68	13.53	5.95	3.33
Fourth quarter	15.23	12.70	7.40	5.34

At December 31, 2010, the Company estimates that there were approximately 2,586 beneficial holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2010.

The Company paid quarterly cash dividends of $0.0625 per share, or a total annual cash dividend of $0.25 per share, on its common stock during 2008.  In February 2009, the Company suspended paying cash dividends on its outstanding shares of common stock.  In March 2011, the Company determined that it will resume paying cash dividends on its outstanding shares of common stock.  On March 4, 2011, the Board of Directors declared a quarterly dividend of $0.025 per share payable on May 16, 2011, to shareholders of record on May 2, 2011.

The following table summarizes the Company’s equity compensation plan as of December 31, 2010:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Equity compensation plan approved by security holders	2,219,200	$12.46	733,926
Equity compensation plan not approved by security holders	―	―	―
Total	2,219,200	$12.46	733,926

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index and the Hemscott Group Index for Housewares & Accessories.  The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	NASDAQ Market Index
12/31/2005	$100.00	$100.00	$100.00
12/31/2006	80.37	124.17	110.26
12/31/2007	64.33	107.75	121.89
12/31/2008	18.16	45.94	73.10
12/31/2009	36.69	85.53	106.23
12/31/2010	72.04	98.49	125.37

Note:

(1)
The chart assumes $100 was invested on December 31, 2005 and dividends were reinvested.  Measurement points are at the last trading day of each of the fiscal years ended December 31, 2006, 2007, 2008, 2009 and 2010.  The material in this chart is not soliciting material, is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.  A list of the companies included in the Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the selected consolidated balance sheet data as of December 31, 2010 and 2009, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2007 and 2006, and the selected consolidated balance sheet data at December 31, 2008, 2007 and 2006, have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2010(2)		2009		2008(3)		2007(3)		2006(3)
STATEMENT OF OPERATIONS DATA (1)	(in thousands, except per share data)

Net sales		$443,171		$415,040		$487,935		$493,725		$457,400

Cost of sales		273,774		257,839		303,535		288,997		265,749
Distribution expenses		44,570		43,329		57,695		53,493		49,729
Selling, general and administrative expenses		95,044		95,647		131,226		128,527		112,122
Goodwill and intangible asset impairment		―		―		29,400		―		―
Restructuring expenses		―		2,616		17,992		1,924		―
Income (loss) from operations		29,783		15,609		(51,913)		20,784		29,800

Interest expense		(9,351)		(13,185)		(11,577)		(10,623)		(5,616)
Loss on early retirement of debt		(764)		―		―		―		―
Other income, net		―		―		―		3,935		31
Income (loss) before income taxes, equity in earnings of Grupo Vasconia, S.A.B. and extraordinary item		19,668		2,424		(63,490)		14,096		24,215

Income tax benefit (provision)		(4,602)		(1,880)		14,249		(6,567)		(9,320)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes		2,718		2,171		1,486		―		―
Income (loss) before extraordinary item		$17,784		$2,715		$(47,755)		$7,529		$14,895
Extraordinary item, net of taxes		2,477		―		―		―		―
Net income (loss)		$20,261		$2,715		$(47,755)		$7,529		$14,895

Basic income (loss) per common share before extraordinary item		$1.48		$0.23		$(3.99)		$0.58		$1.13
Basic income per common share of extraordinary item		$0.20	$	―	$	―	$	―	$	―
Basic income (loss) per common share		$1.68		$0.23		$(3.99)		$0.58		$1.13
Weighted-average shares outstanding – basic		12,036		12,009		11,976		12,969		13,171

Diluted income (loss) per common share before extraordinary item		$1.44		$0.22		$(3.99)		$0.57		$1.10
Diluted income per common share of extraordinary item		$0.20	$	―	$	―	$	―	$	―
Diluted income (loss) per common share		$1.64		$0.22		$(3.99)		$0.57		$1.10
Weighted-average shares outstanding – diluted		12,376		12,075		11,976		13,099		14,716

Cash dividends per common share	$	―	$	―		$0.25		$0.25		$0.25

	December 31,
	2010	2009	2008(3)	2007(3)	2006(3)
BALANCE SHEET DATA (1)	(in thousands)
Current assets	$182,253	$173,850	$232,678	$228,078	$231,633
Current liabilities	60,512	77,210	149,981	71,283	89,727
Working capital	121,741	96,640	82,697	156,795	141,906
Total assets	277,586	276,723	341,781	371,415	343,064
Short-term borrowings	4,100	24,601	89,300	13,500	21,500
Long-term debt	50,000	―	―	55,200	5,000
Convertible senior notes	23,557	70,527	67,864	65,428	63,203
Stockholders’ equity	127,606	104,012	97,509	153,102	168,836

Notes:
(1)
The Company acquired the business and certain assets of the following in the respective years noted which affects the comparability of the periods: Syratech in April 2006, Pomerantz® and Design for Living® in April 2007, Gorham® in July 2007, a 30% interest in Grupo Vasconia, S.A.B. in December 2007 and Mikasa® in June 2008.

(2)	In 2010, the Company recorded an extraordinary gain of $2.5 million in conjunction with the elimination of negative goodwill related to the 2008 acquisition of Mikasa, Inc.

(3)
Certain amounts have been adjusted in these years to reflect the provisions of ASC Topic No. 470-20, Debt with Conversion and Other Options, on a retrospective basis. See Note E of the Notes to the Consolidated Financial Statements included in Item 15 for further information regarding the provisions of ASC Topic No. 470-20.

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

ABOUT THE COMPANY

The Company is one of North America’s leading resources for nationally branded kitchenware, tabletop and home décor products.  The Company’s major product categories are Kitchenware, Tabletop and Home Décor. The Company markets several product lines within each of these product categories and under most of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Cuisinart®, Pfaltzgraff®, Mikasa® and Pedrini®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories.  Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands, and the Company’s ability to provide a stream of new products and designs.  A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

 BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment in which the Company markets and sells to consumers through its Pfaltzgraff®, Mikasa®, Lifetime Sterling™, and Housewares Deals™ Internet websites and Pfaltzgraff® mail-order catalogs.  In 2007 and 2008, the Company discontinued operating retail outlet stores utilizing the Pfaltzgraff® and Farberware® names that were included in the Retail Direct segment’s results for those years.

INVESTMENT IN GRUPO VASCONIA, S.A.B.

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), a leading Mexican housewares company.  The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings of Grupo Vasconia, S.A.B. in the Company’s consolidated statements of operations.

Vasconia is an integrated cookware manufacturer. Through its subsidiary, Industria Mexicana del Aluminio, S.A. de C.V., Vasconia manufactures and sells aluminum disks, sheets, strips, plates and coils. Vasconia sells cookware and other housewares product items in Mexico and in Central and South America under its Ekco®, Vasconia®, Regal®, Presto® and Thermos® brands and sells housewares products under several of the Company’s owned and licensed brands, including CasaMōda®, Farberware®, KitchenAid®, Mikasa® and Pedrini®. Vasconia purchases certain housewares products directly from third-party vendors in Asia.  In connection with such purchases, Vasconia reimburses the Company for the use of the Company’s sourcing offices and personnel services.

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

INVENTORY REDUCTION PLAN

In 2007, the Company initiated a plan to reduce the number of individual items offered for sale and to shorten the period between procurement and sale. Consistent with this plan, the Company sold some slower moving inventory at lower than regular gross margin levels.  The Company’s inventory was $144 million at December 31, 2007, $142 million at December 31, 2008, $104 million at December 31, 2009, and $100 million at December 31, 2010.

RESTRUCTURING EXPENSES

During the year ended December 31, 2009, the Company recognized restructuring and non-cash impairment charges of $2.6 million.  The restructuring charges consisted of lease obligations, employee related expenses and other related costs.

The restructuring costs recognized in 2009 and 2008 were incurred in connection with: (i) the Company’s closure of its unprofitable retail outlet store operations, (ii) the closure of the Company’s York, Pennsylvania distribution center, the operations of which were consolidated with those of the Company’s main East Coast and West Coast distribution centers, (iii) the vacating of certain excess showroom space, (iv) the realignment of the management structure of certain of the Company’s divisions and (v) the elimination of a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.  These restructuring activities were completed by the end of 2009.

The Company has not accounted for the retail outlet store operations as discontinued operations pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 205-20, Presentation of Financial Statements- Discontinued Operations, since the Company determined that the operations and cash flows of the retail outlet store operations would not be eliminated from the on-going operations of the Company. Specifically, the Company also determined that the migration of customers from the Company’s retail outlet stores to the Company’s retail direct and wholesale businesses would not be insignificant. For this purpose, the Company concluded that the migration of greater than 5% of sales from the retail outlet stores to the retail direct and wholesale businesses would be significant.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2010, 2009 and 2008, net sales for the third and fourth quarters accounted for 60%, 58%, and 61% of total annual net sales, respectively.  In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE

Effective January 1, 2010, the Company adopted the provisions of ASC Topic No. 860, Transfers and Servicing.  ASC Topic No. 860 revised the guidance required to determine controlling interests in a variable interest entity (“VIE”) and also added additional disclosure requirements regarding a company’s involvement with such entities.  The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, requires an on-going assessment of whether an entity is a VIE and whether the holder of the interest in a VIE is the primary beneficiary of the VIE.  This guidance became effective for the Company beginning in 2010.  The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.8	62.1	62.2
Distribution expenses	10.1	10.4	11.8
Selling, general and administrative expenses	21.4	23.0	26.9
Goodwill and intangible asset impairment	―	―	6.0
Restructuring expenses	―	0.6	3.7
Income (loss) from operations	6.7	3.9	(10.6)

Interest expense	(2.1)	(3.2)	(2.4))
Loss on early retirement of debt	(0.2)	―	―
Income (loss) before income taxes, equity in earnings of Grupo Vasconia, S.A.B. and extraordinary item	4.4	0.7	(13.0)
Income tax benefit (provision)	(1.0)	(0.5)	2.9
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	0.6	0.5	0.3
Income (loss) before extraordinary item	4.0%	0.7%	(9.8)%
Extraordinary item, net of taxes	0.6	―	―
Net income (loss)	4.6%	0.7%	(9.8)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2010 COMPARED TO 2009

Net Sales

Net sales for the year were $443.2 million, an increase of 6.8% compared to net sales of $415.0 million in 2009.

Net sales for the Wholesale segment in 2010 were $413.8 million, an increase of $24.8 million or 6.4% compared to net sales of $389.0 million in 2009.  Net sales in 2009 included approximately $4.7 million of net sales in the going-out-of-business sales of a customer that was liquidated. Excluding the impact of the customer’s 2009 going-out-of business sales, net sales for the Wholesale segment in 2010 increased approximately $29.5 million or 7.7% compared to 2009.  More specifically, excluding the impact of the customer’s 2009 going-out-of business sales, net sales in the Company’s Kitchenware product category increased approximately $19.6 million, or 8.9%, in 2010 as compared to 2009, net sales for the Company’s Tabletop product category increased approximately $12.7 million, or 11.5%, in 2010 as compared to 2009, and net sales for the Company’s Home Décor product category decreased approximately $2.8 million, or 5.3%, in 2010 as compared to 2009.  Net sales to Wal-Mart Stores Inc. decreased $8.5 million in 2010 as compared to 2009, principally due to changes in Wal-Mart’s inventory management strategy, which have resulted in the maintenance of fewer product offerings in its stores during the first half of 2010. The decrease in net sales to Wal-Mart Stores Inc., within the Kitchenware, Tabletop and Home Décor product categories, was substantially offset by an increase in sales to other retailers attributable to higher volume and the introduction of new products.

Net sales for the Retail Direct segment in 2010 were $29.4 million, an increase of $3.4 million, as compared to $26.0 million for 2009.  The increase in net sales was primarily attributable to targeted sales promotions on the Company’s Pfaltzgraff® and Mikasa® websites and additional net sales from the Company’s new Lifetime Sterling™ and Housewares Deals™ websites.  The increase was partially offset by lower shipping income from free shipping promotions.

Cost of sales

Cost of sales for 2010 was $273.8 million compared to $257.8 million for 2009.  Cost of sales as a percentage of net sales was 61.8% for 2010 compared to 62.1% for 2009.

Cost of sales as a percentage of net sales for the Wholesale segment was 63.7% for 2010 compared to 64.3% for 2009.  Gross margin in 2010 increased as a result of favorable product mix.  Gross margin in 2009 was negatively affected by lower margin sales in the going-out-of-business sales of the customer that was liquidated.

Cost of sales as a percentage of net sales for the Retail Direct segment increased to 34.9% in 2010 from 29.4% in 2009. The decrease in gross margin was principally due to an increase in free shipping promotions.

Distribution expenses

Distribution expenses for 2010 were $44.6 million compared to $43.3 million for 2009.  Distribution expenses as a percentage of net sales were 10.1% in 2010 and 10.4% for 2009.

Distribution expenses as a percentage of net sales for the Wholesale segment was unchanged at 8.7% in both 2010 and 2009.

Distribution expenses as a percentage of net sales for the Retail Direct segment were 29.2% for 2010 compared to 35.3% for 2009.  The decrease is primarily attributable to improved labor efficiencies due to the Company’s exit from its York, Pennsylvania distribution center in July 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses for 2010 were $95.0 million, a decrease of 0.6% compared to $95.6 million for 2009.

Selling, general and administrative expenses for 2010 for the Wholesale segment were $71.3 million, a decrease of $2.2 million or 3.0% compared to $73.5 million in 2009.  As a percentage of net sales, selling, general and administrative expenses were 17.2% for 2010 compared to 18.9% for 2009.  The decrease of 3.0% was attributable to the benefit of the 2009 restructuring activities and lower depreciation and amortization resulting from the write-off of fixed assets at exited facilities and a reduction of occupancy expenses primarily from consolidating showrooms and the Company’s continued expense reduction efforts.   The decrease was offset by higher incentive compensation.

Selling, general and administrative expenses for 2010 for the Retail Direct segment were $11.5 million compared to $10.8 million for 2009.  The increase was in support of sales growth and was attributable to higher employee expenses and an increase in web related search expenses.  This increase was partially offset by lower catalog related expenses.

Unallocated corporate expenses for 2010 and 2009 were $12.2 million and $11.3 million, respectively.  The increase was primarily attributable to higher compensation expense, including incentive compensation and stock options.

Interest expense

Interest expense for 2010 was $9.4 million compared to $13.2 million for 2009.  The decrease in interest expense was primarily attributable to lower average borrowings and lower interest rates resulting from the Company’s debt refinancing in 2010.

Loss on early retirement of debt

During 2010, the Company entered into a new revolving credit facility and term loan and repurchased $50.9 million principal amount of its convertible senior notes. In connection with these activities, the Company incurred a non-cash pre-tax charge of approximately $764,000 consisting primarily of the write-off of deferred financing costs and unamortized debt discount related to the Company’s prior revolving credit facility and the 4.75% convertible senior notes that were repurchased.

Income tax provision

The income tax provision for 2010 was $4.6 million compared to $1.9 million for 2009.  The effective tax rates in 2010 and 2009 reflect a reduction in the valuation allowance related to certain deferred tax assets. The increase in the income tax provision resulted from higher income before income taxes offset by the effect of the valuation allowance reduction.

Equity in earnings of Grupo Vasconia, S.A.B.

Equity in earnings of Grupo Vasconia, net of taxes, was $2.7 million for 2010 compared to $2.2 million for 2009.  Grupo Vasconia reported income from operations for the year ended 2010 of $15.1 million compared to $11.8 million for 2009; and net income of $9.9 million in 2010 compared to $8.3 million in 2009.  The increase in income from operations in 2010 as compared to 2009 is primarily attributable to the growth in aluminum sales during 2010.  Increased margins from kitchenware sales during 2010 were offset by increases in selling and distribution expenses.

Extraordinary item

In 2010, the Company recorded an extraordinary gain of $2.5 million in conjunction with the elimination of negative goodwill related to the 2008 acquisition of Mikasa, Inc.

2009 COMPARED TO 2008
Net Sales

Net sales for the year were $415.0 million, a decrease of 14.9% compared to net sales of $487.9 million in 2008.

Net sales for the Wholesale segment in 2009 were $389.0 million, a decrease of $14.6 million or 3.6% compared to net sales of $403.6 million in 2008.  On a comparable basis, adjusting 2009 net sales of Mikasa®, which was acquired on June 6, 2008, to reflect net sales only for the period after June 6, 2009, the same post acquisition period as 2008, net sales for the Company’s Wholesale segment were $374.4 million for 2009, a decrease of $29.2 million or 7.2% compared to net sales for 2008.  Net sales for the Company’s Kitchenware product category decreased approximately $14.8 million. The decrease was primarily attributable to changes in the Company’s key customers’ sourcing patterns and product mix, and the liquidation of a significant customer in 2008.  Net sales for the Company’s Tabletop product category, excluding Mikasa® sales, decreased approximately $12.9 million primarily as the result of lower sales of flatware and giftware which management attributes to the weak economy and its negative impact on consumer spending habits, particularly for luxury items. Net sales for the Company’s Home Décor product category decreased approximately $4.3 million due primarily to the elimination of certain low margin business in 2009. Net sales of other Wholesale products increased by $2.8 million due to the addition of a product line in 2009.

Net sales for the Retail Direct segment in 2009 were $26.0 million compared to $84.3 million for 2008.  On a comparable basis, excluding (a) 2009 net sales related to Mikasa® of $1.4 million to reflect net sales for the same post acquisition period as 2008, and (b) 2008 net sales of $55.8 million attributable to the retail outlet stores that the Company closed by the end of 2008, net sales for the Retail Direct segment were $24.6 million for 2009 compared to $28.5 million in 2008, a decrease of $3.9 million.  During 2009, the Company de-emphasized its catalog business due to low profitability which, together with the weak retail sales environment, contributed to the decline.

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

Cost of sales as a percentage of net sales for the Retail Direct segment decreased to 29.4% in 2009 from 53.4% in 2008. On a comparable basis, excluding 2008 cost of sales attributable to the retail outlet stores that the Company closed by the end of 2008, cost of sales as a percentage of net sales for the Retail Direct segment were 31.8% for 2008. The increase in gross margin was primarily attributable to selective price increases and less promotional free shipping in 2009.

Distribution expenses

Distribution expenses for 2009 were $43.3 million compared to $57.7 million for 2008.  Distribution expenses as a percentage of net sales were 10.4% in 2009 and 11.8% for 2008.

Distribution expenses as a percentage of net sales for the Wholesale segment decreased to 8.7% in 2009 from 11.0% in 2008.  The decrease was primarily attributable to the elimination of duplicative costs incurred while the Company consolidated its West Coast distribution centers in 2008 and distribution services for Mikasa® provided by the seller and offset in part by additional costs to integrate the Mikasa® inventory into the Company’s existing distribution centers in 2008, collectively which accounted for approximately 1.3% of the decrease in distribution expenses as a percentage of net sales. The balance of the decrease was primarily attributable to improved labor efficiencies realized in 2009.

Distribution expenses as a percentage of net sales for the Retail Direct segment were 35.3% for 2009 compared to 15.9% for 2008.  On a comparable basis, excluding 2008 distribution expenses for the retail outlet stores that the Company closed by the end of 2008, distribution expenses as a percentage of net sales for the Retail Direct segment were 39.6% for 2008.  The decrease was due primarily to the benefit of the Company’s closure of its York, Pennsylvania distribution center.

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

Selling, general and administrative expenses for 2009 for the Retail Direct segment were $10.8 million compared to $37.3 million for 2008.  On a comparable basis, excluding 2008 selling, general and administrative expenses for the retail outlet stores that the Company closed by the end of 2008, selling, general and administrative expenses for the Retail Direct segment were $12.7 million for 2008.   The decrease was primarily attributable to reductions in postage and catalog production costs as a result of the Company’s de-emphasis of its catalog channel.

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

Equity in earnings of Grupo Vasconia, S.A.B.

Equity in earnings of Grupo Vasconia, net of taxes, was $2.2 million for 2009 compared to $1.5 million for 2008.  Grupo Vasconia reported income from operations for the year ended 2009 of $11.8 million compared to $11.7 million for 2008; and net income of $8.3 million in 2009 compared to $6.3 million in 2008.  The increase in net income for the year ended 2009 was primarily attributable to the growth in sales of kitchenware during 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-K and Article 10 of Regulation S-X.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of tangible and intangible assets, stock option expense, derivative valuation, accruals related to the Company’s tax positions and tax valuation allowances.  Actual results may differ from these estimates using different assumptions and under different conditions. The Company’s significant accounting policies are more fully described in Note A of the Notes to the Consolidated Financial Statements included in Item 15.  The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment and considering the various available channels of distribution (e.g. wholesale: specialty store, off-price retailers, etc. or the Internet and catalog).  If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of inventory to its net realizable value.  If a variance exists between the Company’s estimated selling prices and actual selling prices, material fluctuations in gross margin could occur. Historically, the Company’s adjustments to inventory have been appropriate and have not resulted in material unexpected charges.

Receivables

The Company periodically reviews the collectibility of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments.  A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers. The Company also maintains an allowance for anticipated customer deductions. The allowances for deductions are primarily based on contracts with customers.  However, in certain cases the Company does not have a formal contract and therefore, customer deductions are non-contractual.  To evaluate the reasonableness of non-contractual customer deductions, the Company analyzes currently available information and historical trends of deductions. If the financial conditions of the Company’s customers or general economic conditions were to deteriorate, resulting in an impairment of their ability to make payments or sell the Company’s products at reasonable sales prices, or the Company’s estimate of non-contractual deductions varied from actual deductions, revisions to allowances would be required, which could adversely affect the Company’s financial condition. Historically, the Company’s allowances have been appropriate and have not resulted in material unexpected charges.

Intangible assets and long-lived assets

Intangible assets deemed to have indefinite lives are not amortized but instead are subject to an annual impairment assessment.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that such assets may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the assets to the estimated undiscounted future cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company considered indicators of impairment of its long-lived assets and determined that no such indicators were present at December 31, 2010.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer through the Company’s Retail Direct operations.  Wholesale sales and Retail Direct sales are recognized when title passes to the customer.  Wholesale sales are recognized at shipping point and Retail Direct sales are recognized upon delivery to the customer.  Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Employee stock options

The Company accounts for its stock options in accordance with ASC Topic No. 718-20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.  The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock and the risk-free interest rate.  Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options on the date of the option grant.  The Company historically has not issued options which would be variable awards under ASC 718-20.

Income taxes

The Company applies the provisions of ASC Topic No. 740, Income Taxes, for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken.  The valuation allowance is also calculated in accordance with the provisions of ASC Topic No. 740, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) amounts available under the Company’s revolving credit facility.  The Company’s primary uses of funds consist of cash used in operating activities, capital expenditures and payment of principal and interest on its debt.

At December 31, 2010, the Company had cash and cash equivalents of $3.4 million compared to $682,000 at December 31, 2009, working capital was $121.7 million at December 31, 2010 compared to $96.6 million at December 31, 2009 and the current ratio was 3.01 to 1 at December 31, 2010 compared to 2.25 to 1 at December 31, 2009.

Borrowings under the Company’s revolving credit facility decreased to $14.1 million at December 31, 2010 compared to $24.6 million at December 31, 2009.  The decrease in borrowings was primarily attributable to the use of cash from operations to pay down the amounts outstanding under the revolving credit facility.

The Company believes that availability under the Revolving Credit Facility and cash flows from operations is sufficient to fund the Company’s operations.  However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and equity financing.  However, there can be no assurance that any such alternative sources would be available or sufficient. The Company closely monitors the creditworthiness of its customers. Based upon the evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale.  The Company has not been materially affected by the bankruptcy or liquidation of any of its customers to date. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company may be materially affected in the future.

In 2010, Wal-Mart Stores, Inc. (including Sam’s Club) accounted for 15% of the Company’s sales.  A material reduction of product orders by Wal-Mart Stores, Inc. could have significant adverse effects on the Company’s business and operating results and ultimately the Company’s liquidity, including the loss of predictability and volume production efficiencies associated with such a large customer.

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

Availability under the Revolving Credit Facility is subject to a borrowing base calculation equal to the sum of (i) 85.0% of eligible accounts receivable, (ii) 85.0% of the net orderly liquidation value of eligible inventory and (iii) the lesser of 50.0% of the orderly liquidation value of eligible trademarks and $10.0 million.  Availability is subject to a $24.1 million reserve which represents the outstanding principal amount of the Company’s 4.75% convertible senior notes.  The borrowing base is also subject to reserves that may be established by the administrative agent in its permitted discretion.

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

The Revolving Credit Facility provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends among others. Furthermore, if availability under the Revolving Credit Facility is less than 14.0% of the total facility commitment, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, which covenant would remain effective until availability is at least 16.0% of the total facility commitment for a period of three consecutive months. Availability under the Revolving Credit Facility was approximately 54.1% of the total loan commitment at December 31, 2010.

At December 31, 2010, the Company had $1.4 million of open letters of credit and $14.1 million of borrowings outstanding under the Revolving Credit Facility. Borrowings during the period were used to repay in full the Company’s prior credit facility and to repay, in part, a portion of the Company’s 4.75% convertible senior notes. The interest rate on the outstanding borrowings at December 31, 2010 ranged from 2.81% to 4.75%.  Pursuant to the provisions of the ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at December 31, 2010, the Company had classified $4.1 million of the Revolving Credit Facility as a current liability, based on planned repayments associated with anticipated changes in working capital principally from cash flows from operations, including collections of accounts receivable and sales of inventory which is expected to occur within one year.  Repayments are planned to the extent that such anticipated cash flows are generated although the Company is not obligated to repay any portion of the debt until maturity of the facility in June 2015, provided that availability exists under the facility.  Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs or general economic conditions. The Company had classified the remaining amount outstanding under the Revolving Credit Facility of $10.0 million as long-term at December 31, 2010. The Company expects that it will continue to borrow and repay funds under the facility based on working capital needs which is subject to availability.  Amounts outstanding under the Company’s prior credit facility were classified as current because at that time the lenders had full access to remittances paid into the Company’s lock-box to pay down amounts outstanding.

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

On June 9, 2010 and August 5, 2010, the Company drew $10.0 million and $30.0 million, respectively, under the Term Loan. Proceeds of these borrowings were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility. The interest rate on the outstanding borrowings at December 31, 2010 was 10.0%.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for all trailing four fiscal quarters and limited capital expenditures to $7.0 million for the year ending December 31, 2010. The Company was in compliance with these financial covenants at December 31, 2010. The Term Loan also provides for customary restrictions and events of default as described above for the Revolving Credit Facility.

The Company’s EBITDA for the four quarters ended December 31, 2010 was $42.9 million and was determined as follows:

EBITDA for the four quarters ended December 31, 2010
(in thousands)
Three months ended December 31, 2010	$17,544
Three months ended September 30, 2010	13,529
Three months ended June 30, 2010	6,117
Three months ended March 31, 2010	5,728
Total for the four quarters	$42,918

Capital expenditures for the year ended December 31, 2010 were $2.9 million.

Non-GAAP financial measure

EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  The following is a reconciliation of net income as reported to EBITDA for the three and twelve months ended December 31, 2010 and 2009:

	Three Months Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
	(in thousands)
Net income as reported	$13,928	$5,048	$20,261	$2,715
Subtract out:
Undistributed earnings of Grupo Vasconia, S.A.B	(733)	(534)	(2,321)	(1,953)
Extraordinary item, net of taxes	(2,477)	―	(2,477)	―
Add back:
Provision for income taxes	1,600	1,311	4,602	1,880
Interest expense	2,188	4,124	9,351	13,185
Depreciation and amortization	2,292	3,214	9,810	11,472
Restructuring expenses	―	1,784	―	2,616
Stock compensation expense	746	611	2,928	2,099
Loss on early retirement of debt	―	―	764	―
Consolidated EBITDA	$17,544	$15,558	$42,918	$32,014

Convertible Notes

The Company has outstanding $24.1 million aggregate principal amount of 4.75% Convertible Senior Notes (the “Notes”) due July 15, 2011.  The Notes are convertible at the option of the holder any time prior to maturity into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events. The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15th and July 15th of each year and are unsubordinated except with respect to the Company’s debt outstanding under its Revolving Credit Facility and Term Loan.  The Company may not redeem the Notes at any time prior to maturity.  Pursuant to the provisions of ASC Topic No. 470-10, the Company classified the Notes as a long-term liability based on the Company’s intent and ability to refinance the Notes using the proceeds from the Revolving Credit Facility.

In June 2010, the Company purchased $50.9 million principal amount of the Notes in privately negotiated transactions for $51.0 million, reducing the aggregate principal amount to $24.1 million.

Dividends

In February 2009, the Company suspended paying cash dividends on its outstanding common shares.  In March 2011, the Company determined that it will resume paying cash dividends on its outstanding shares of common stock.  On March 4, 2011, the Board of Directors declared a quarterly dividend of $0.025 per share payable on May 16, 2011, to shareholders of record on May 2, 2011.

Operating activities

Cash provided by operating activities was $30.1 million in 2010 compared to $64.0 million in 2009.  In 2009, operating cash flows reflected reductions in working capital principally from planned inventory reductions as compared to a lower level of inventory reductions in 2010.  The decrease was also attributable to an increase in receivables which was offset by an increase in accounts payable and accrued expenses, as a result of higher sales volumes in the fourth quarter of 2010 as compared to 2009.  In addition, in 2009, the Company received an income tax refund of $11.3 million.   This reduction was partially offset by the significant increase in net income in 2010.

Investing activities

Cash used in investing activities was $2.8 million in 2010 compared to $1.9 million in 2009. The increase in investing activities relates to equipment purchases in 2010 principally for the Company’s distribution centers.  The Company’s 2011 planned capital expenditures are estimated not to exceed $4.0 million.

Financing activities

Cash used in financing activities was $24.6 million in 2010 compared to $64.8 million in 2009.  In 2010, net repayments of the Company’s borrowings were $21.5 million compared to $64.7 million in 2009.  In June 2010, the Company repaid in full its prior revolving credit facility and repurchased $50.9 million principal amount of the Notes for $51.0 million.  The sources of funds to repay these borrowings were drawings on the Revolving Credit Facility and the Term Loan.  As discussed above in Operating Activities, the Company generated significant cash flows in 2009 from its inventory reduction plan and income tax refund.  These cash flows were used to repay indebtedness.

Contractual obligations

As of December 31, 2010, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$107,069	$12,698	$25,611	$25,372	$43,388
Long-term debt	74,100	24,100	―	50,000	―
Interest on long-term debt	20,707	5,110	9,074	6,523	―
Minimum royalty payments	14,510	5,320	6,022	692	2,476
Post retirement benefits	3,343	144	266	232	2,701
Capitalized leases	94	94	―	―	―
Total	$219,823	$47,466	$40,973	$82,819	$48,565

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company.  The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates.  The Company’s Revolving Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates.  The Company had entered into interest rate swap agreements with an aggregate notional amount of $10.0 million and had interest rate collar agreements with an aggregate notional amount of $40.2 million to manage interest rate exposure in connection with these variable interest rate borrowings.  The Company has foreign operations through its equity investment in Grupo Vasconia, S.A.B. which has operations in Mexico; therefore, the Company is subject to increases and decreases in its investment resulting from the impact of fluctuations in foreign currency exchange rates on equity income.  There have been no changes in interest rates or foreign currency exchange rates that would have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the year ended December 31, 2010.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2010 in Item 15 commencing on page F-1 are incorporated herein by reference.

The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2010. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2010
	First quarter	Second quarter (1)	Third quarter	Fourth quarter (2)
	(in thousands, except per share data)
Net sales	$88,736	$86,889	$124,918	$142,628
Gross profit	34,784	33,947	46,156	54,510
Income from operations	2,527	2,522	10,229	14,505
Income (loss) before extraordinary item	729	(981)	6,585	11,451
Extraordinary item, net of taxes	―	―	―	2,477
Net income (loss)	729	(981)	6,585	13,928
Basic income (loss) per common share before extraordinary item	0.06	(0.08)	0.55	0.96
Basic income per common share of extraordinary item	―	―	―	0.20
Basic income (loss) per common share	0.06	(0.08)	0.55	1.16
Diluted income (loss) per common share before extraordinary item	0.06	(0.08)	0.52	0.87
Diluted income per common share of extraordinary item	―	―	―	0.20
Diluted income (loss) per common share	0.06	(0.08)	0.52	1.07

	Year ended December 31, 2009
	First quarter (3)	Second quarter (3)	Third quarter (3)	Fourth quarter (3)
	(in thousands, except per share data)
Net sales	$90,214	$85,334	$111,422	$128,070
Gross profit	32,066	32,228	41,644	51,263
Income (loss) from operations	(3,373)	1,434	7,599	9,949
Net income (loss)	(5,959)	(1,253)	4,879	5,048
Basic income (loss) per common share	(0.50)	(0.10)	0.41	0.42
Diluted income (loss) per common share	(0.50)	(0.10)	0.40	0.41

Notes:

(1)	The Company recognized a loss on the early retirement of debt of $764,000 in the second quarter of 2010.
(2)	The Company recognized an extraordinary gain of $2.5 million during the fourth quarter of 2010.
(3)	The Company recognized restructuring and fixed asset impairment expenses of $824,000, $(663,000), $671,000 and $1.8 million in the first, second, third and fourth quarters of 2009, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial and accounting officer, respectively) have concluded, based on their evaluation as of December 31, 2010, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited Lifetime Brands Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lifetime Brands Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lifetime Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Lifetime Brands, Inc. and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York
March 11, 2011

Item 9B. Other Information

Not applicable

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is herein incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits*:

Exhibit
No.           Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)**

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to the Registrant’s Form 8-K dated November 1, 2007)**

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

10.8	Employment agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.9
Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2007)**

10.10	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 29, 2007)**

10.11	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 29, 2007)**

10.12
Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.13	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to the Registrant’s Form 8-K dated November 1, 2007)**

10.14
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

10.15	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2008)**

10.16
Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.17	Amendment to the Company’s Second Amended and Restated Credit Agreement, Amendment No. 3, dated September 29, 2008 (incorporated by reference to the Registrant’s Form 8-K dated September 29, 2008)**

10.18
Forbearance Agreement and Amendment No. 4, dated as of February 12, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated February 12, 2009)**

10.19
Amendment to Forbearance Agreement and Amendment No. 4, dated as of March 6, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated March 6, 2009)**

10.20
Waiver and Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of March 31, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.21	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2009)**

10.22
Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated August 10, 2009)**

10.23	Amendment of Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated August 10, 2009)**

10.24
Waiver to the Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent and Co-Collateral Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated October 13, 2009)**

10.25
Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 30, 2009, by and among Lifetime Brands, Inc., the several financial institutions party hereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated October 30, 2009)**

10.26
Termination of Lease and Sublease Agreement dated December 1, 2009 by and between Crispus Attucks Association of York, Pennsylvania, Inc. and Lifetime Brands, Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 1, 2009)**

10.27
Amendment No. 7 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K dated February 12, 2010)**

10.28	Amendment to Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated March 10)**

10.29	Amended and Restated Executive Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Craig Phillips (incorporated by reference to the Registrant’s Form 8-K dated March 10)**

10.30
Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a co-collateral agent, and HSBC Business Credit (USA) Inc., as syndication agent and a co-collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.31
Second Lien Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.32	Second Amendment of Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Jeffrey Siegel***

10.33	Amendment of Amended and Restated Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Ronald Shiftan***

10.34	Amendment No. 1 to the Second Lien Credit Agreement, dated as of March 9, 2011, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent***

14.1	Code of Conduct dated March 25, 2004, as amended on June 7, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 7, 2007)**

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

Signature	Title	Date

/s/ Jeffrey Siegel	Chairman of the Board of Directors,	March 11, 2011
Jeffrey Siegel	Chief Executive Officer, President and Director

/s/ Ronald Shiftan	Vice Chairman of the Board of Directors,	March 11, 2011
Ronald Shiftan	Chief Operating Officer and Director

/s/ Laurence Winoker	Senior Vice President – Finance,	March 11, 2011
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Craig Phillips	Senior Vice-President – Distribution	March 11, 2011
Craig Phillips	and Director

/s/ David Dangoor	Director	March 11, 2011
David Dangoor

/s/ Michael Jeary	Director	March 11, 2011
Michael Jeary

/s/ John Koegel	Director	March 11, 2011
John Koegel

/s/ Cherrie Nanninga	Director	March 11, 2011
Cherrie Nanninga

/s/ William Westerfield	Director	March 11, 2011
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  The financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30.21% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors.  In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $24.1 million at December 31, 2010 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $2.7 million for the year then ended.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes A and E to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic No. 470-20, Debt with Conversion and Other Options, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

                                                                         /s/ ERNST & YOUNG LLP
Jericho, New York
March 11, 2011

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands - except share data)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,351	$682
Accounts receivable, less allowances of $12,611 at 2010 and $16,557 at 2009	72,795	61,552
Inventory (Note M)	99,935	103,931
Deferred income taxes (Note I)	1,124	―
Prepaid expenses and other current assets	5,048	7,685
TOTAL CURRENT ASSETS	182,253	173,850

PROPERTY AND EQUIPMENT, net (Note M)	36,093	41,623
INTANGIBLE ASSETS, net (Note D)	30,818	37,641
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note C)	24,068	20,338
OTHER ASSETS	4,354	3,271
TOTAL ASSETS	$277,586	$276,723
LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Revolving Credit Facility (Note E)	$4,100	$24,601
Accounts payable	19,414	21,895
Accrued expenses (Note M)	31,962	29,827
Deferred income tax liabilities (Note I)	―	207
Income taxes payable (Note I)	5,036	680
TOTAL CURRENT LIABILITIES	60,512	77,210

DEFERRED RENT & OTHER LONG-TERM LIABILITIES (Note M)	14,482	20,527
DEFERRED INCOME TAXES (Note I)	1,429	4,447
REVOLVING CREDIT FACILITY (Note E)	10,000	―
TERM LOAN (Note E)	40,000	―
4.75% CONVERTIBLE SENIOR NOTES (Note E)	23,557	70,527

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	―	―
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,064,543 in 2010 and 12,015,273 in 2009	121	120
Paid-in capital	131,350	129,655
Retained earnings (accumulated deficit)	1,312	(18,949)
Accumulated other comprehensive (loss)	(5,177)	(6,814)
TOTAL STOCKHOLDERS’ EQUITY	127,606	104,012
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,586	$276,723

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands – except per share data)

	Year ended December 31,
	2010	2009	2008

Net sales	$443,171	$415,040	$487,935

Cost of sales	273,774	257,839	303,535
Distribution expenses	44,570	43,329	57,695
Selling, general and administrative expenses	95,044	95,647	131,226
Goodwill and intangible asset impairment (Note D)	―	―	29,400
Restructuring expenses (Note B)	―	2,616	17,992

Income (loss) from operations	29,783	15,609	(51,913)

Interest expense (Note E & F)	(9,351)	(13,185)	(11,577)
Loss on early retirement of debt (Note E)	(764)	―	―

Income (loss) before income taxes, equity in earnings of Grupo Vasconia, S.A.B. and extraordinary item	19,668	2,424	(63,490)

Income tax benefit (provision) (Note I)	(4,602)	(1,880)	14,249
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes (Note C)	2,718	2,171	1,486

Income (loss) before extraordinary item	$17,784	$2,715	$(47,755)
Extraordinary item, net of taxes (Note D)	2,477	―	―
NET INCOME (LOSS)	$20,261	$2,715	$(47,755)

Basic income (loss) per common share before extraordinary item (Note H)	$1.48	$0.23	$(3.99)
Basic income per common share of extraordinary item (Note H)	0.20	―	―
BASIC INCOME (LOSS) PER COMMON SHARE (NOTE H)	$1.68	$0.23	$(3.99)

Diluted income (loss) per common share before extraordinary item (Note H)	$1.44	$0.22	$(3.99)
Diluted income per common share of extraordinary item (Note H)	0.20	―	―
DILUTED INCOME (LOSS) PER COMMON SHARE (NOTE H)	$1.64	$0.22	$(3.99)

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Paid-in	Retained earnings (accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit)	(loss)	Total
BALANCE AT DECEMBER 31, 2007	11,964	$120	$121,857	$31,250	$(125)	$153,102
Comprehensive (loss):
Net loss				(47,755)		(47,755)
Grupo Vasconia, S.A.B. translation adjustment (Note C)					(6,587)	(6,587)
Derivative fair value adjustment (Note F)					(1,881)	(1,881)
Total comprehensive (loss)						(56,223)
Tax benefit on exercise of stock options			7			7
Stock option expense (Note G)			2,800			2,800
Exercise of stock options	2		10			10
Shares issued to directors	24		57			57
Tax valuation allowance			2,766	(2,766)		―
Dividends				(2,244)		(2,244)
BALANCE AT DECEMBER 31, 2008	11,990	120	127,497	(21,515)	(8,593)	97,509
Comprehensive income:
Net income				2,715		2,715
Grupo Vasconia, S.A.B. translation adjustment (Note C)					456	456
Derivative hedge de-designation (Note F)					780	780
Derivative fair value adjustment (Note F)					543	543
Total comprehensive income						4,494
Stock option expense (Note G)			2,099			2,099
Exercise of stock options	46		59			59
Retirement of shares (Note G)	(21)			(149)		(149)
BALANCE AT DECEMBER 31, 2009	12,015	120	129,655	(18,949)	(6,814)	104,012
Comprehensive income:
Net income				20,261		20,261
Grupo Vasconia, S.A.B. translation adjustment (Note C)					1,088	1,088
Derivative hedge de-designation (Note F)					342	342
Derivative fair value adjustment (Note F)					57	57
Interest rate swap termination (Note F)					150	150
Total comprehensive income						21,898
Convertible Senior Note repurchase (Note E)			(2,366)			(2,366)
Tax effect on Convertible Senior Note repurchase			836			836
Shares issued to directors	10		150			150
Stock compensation expense (Note G)			2,778			2,778
Tax benefit on exercise of stock options			124			124
Exercise of stock options	40	1	173			174
BALANCE AT DECEMBER 31, 2010	12,065	$121	$131,350	$1,312	$(5,177)	$127,606

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$20,261	$2,715	$(47,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gain	(2,477)	―	―
Provision for doubtful accounts	376	(420)	1,458
Depreciation and amortization	9,810	11,472	10,782
Amortization of debt discount	1,802	2,663	2,435
Deferred rent	306	673	1,999
Deferred income taxes	(2,691)	734	(3,554)
Stock compensation expense	2,928	2,099	2,857
Undistributed earnings of Grupo Vasconia, S.A.B.	(2,321)	(1,953)	(1,132)
Goodwill and intangible asset impairment	―	―	29,400
Fixed asset impairment	―	789	3,912
Loss on early retirement of debt	764	―	―
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(11,619)	6,430	(3,990)
Inventory	3,996	37,680	26,154
Prepaid expenses, other current assets and other assets	3,981	(271)	(908)
Accounts payable, accrued expenses and other liabilities	628	(10,324)	1,142
Income taxes receivable	―	11,263	(11,597)
Income taxes payable	4,356	438	(4,295)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,100	63,988	6,908

INVESTING ACTIVITIES
Purchases of property and equipment	(2,864)	(2,344)	(8,859)
Business acquisitions	―	―	(16,312)
Net proceeds from sale of property	70	408	362
NET CASH USED IN INVESTING ACTIVITIES	(2,794)	(1,936)	(24,809)

FINANCING ACTIVITIES
Proceeds (repayments) of prior credit facility, net (Note E)	(24,601)	(64,699)	20,600
Proceeds from Revolving Credit Facility, net (Note E)	14,100	―	―
Proceeds from Term Loan (Note E)	40,000	―	―
Repurchase of 4.75% convertible senior notes (Note E)	(51,028)	―	―
Financing Costs	(3,248)	―	―
Cash dividends paid	―	―	(2,995)
Payment of capital lease obligations	(158)	(225)	(414)
Proceeds from the exercise of stock options	174	59	10
Excess tax benefits from exercise of stock options	124	17	6
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(24,637)	(64,848)	17,207

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,669	(2,796)	(694)
Cash and cash equivalents at beginning of year	682	3,478	4,172
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,351	$682	$3,478

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including kitchenware, tabletop and home décor products and markets its products under a number of brand names and trademarks, which are either owned or licensed.  The Company markets and sells its products principally on a wholesale basis to retailers throughout North America.  The Company also markets and sells certain products directly to the consumer through its Pfaltzgraff®, Mikasa®, Lifetime Sterling™ and Housewares Deals™ Internet websites and Pfaltzgraff® mail-order catalogs.

In 2007 and 2008, the Company discontinued operating retail outlet stores utilizing the Pfaltzgraff® and Farberware® names that were included in the Retail Direct segment’s results for those years.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

Wholesale sales and Retail Direct sales are recognized when title passes to the customer.  Wholesale sales are recognized at shipping point and Retail Direct sales are recognized upon delivery to the customer.  Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.9 million, $3.5 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.  Freight-out expenses for the Wholesale segment amounted to $2.9 million, $2.5 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Freight-out expenses for the Retail Direct segment amounted to $5.3 million, $4.4 million and $5.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $775,000, $880,000 and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Accounts receivable

The Company periodically reviews the collectibility of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments.  A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers. The Company also maintains an allowance for anticipated customer deductions. The allowances for deductions are primarily based on contracts with customers.  However, in certain cases the Company does not have a formal contract and therefore, customer deductions are non-contractual.  To evaluate the reasonableness of non-contractual customer deductions, the Company analyzes currently available information and historical trends of deductions.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment and considering the various available channels of distribution (e.g. wholesale: specialty store, off-price retailers, etc. or the Internet and catalog).  If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of inventory to its net realizable value.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.  Amounts subject to estimates include judgments related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of tangible and intangible assets, stock option expense, derivative valuation, accruals related to the Company’s tax provision and tax valuation allowances.

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

During the years ended December 31, 2010, 2009 and 2008, Wal-Mart Stores, Inc. (including Sam’s Clubs) accounted for 15%, 18% and 20% of sales, respectively.  No other customer accounted for 10% or more of the Company’s sales during the three years ended December 31, 2010. For the years ended December 31, 2010, 2009 and 2008, the Company’s ten largest customers accounted for 67%, 64% and 60% of sales, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  Fair value measurements included in the Company’s consolidated financial statements relate to the Company’s convertible senior notes, annual intangible asset impairment test and derivatives, described in Notes A, D and F, respectively.

Fair value of financial instruments

The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature.  The Company estimated that the carrying amounts of borrowings outstanding under its revolving credit facility approximate fair value since such borrowings bear interest at variable market rates. The fair value of the Company’s $24.1 million 4.75% Convertible Senior Notes (the “Notes”) at December 31, 2010 was $24.0 million.  The fair value of the Company’s $75.0 million 4.75% Convertible Senior Notes at December 31, 2009 was $66.8 million.  The fair value was based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system at December 31, 2010 and 2009, respectively.

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

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives, are not amortized but instead are subject to an annual impairment assessment.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that such amounts may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the asset to the estimated discounted future cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company considered indicators of impairment of its long-lived assets and determined that no such indicators were present at December 31, 2010.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Company applies the provisions of ASC Topic No. 740 for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. In accordance with this provision, tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position.  The valuation allowance is calculated in accordance with the provisions of ASC Topic No. 740, which requires a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Stock options

The Company accounts for its stock options in accordance with ASC Topic No. 718-20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.  The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock and the risk free interest rate.

New accounting pronouncements

Effective January 1, 2010, the Company adopted the provisions of ASC Topic No. 860, Transfers and Servicing.  ASC Topic No. 860 revised the guidance required to determine controlling interests in a variable interest entity (“VIE”) and also added additional disclosure requirements regarding a company’s involvement with such entities.  The new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, requires an on-going assessment of whether an entity is a VIE and whether the holder of the interest in a VIE is the primary beneficiary of the VIE.  This guidance became effective for the Company beginning in 2010.  The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

Subsequent events

In January 2011, the Company, together with Grupo Vasconia S.A.B. and unaffiliated partners, formed Housewares Corporation of Asia Limited, a Hong Kong-based company that will supply direct import kitchenware programs to retailers in North, Central and South America.

In March 2011, the Company determined that it will resume paying cash dividends on its outstanding shares of common stock.  On March 4, 2011, the Board of Directors declared a quarterly dividend of $0.025 per share payable on May 16, 2011, to shareholders of record on May 2, 2011.

The Company has evaluated subsequent events through the date of the filing of its consolidated financial statements with the Securities and Exchange Commission.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE B — RESTRUCTURING

The restructuring and impairment charges discussed below are included in restructuring expenses in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008.

December 2007 store closings

In December 2007, management of the Company commenced a plan to close 30 underperforming Farberware® and Pfaltzgraff® factory outlet stores. All 30 stores were closed by the end of the first quarter of 2008.  In connection with these store closings the Company incurred restructuring related costs consisting of the following:

Year Ended December 31,
2008
(in thousands)
Store lease obligations	$2,300
Consulting fees	393
Employee related expenses	141
Other related costs	153
Total	$2,987

The remaining store lease obligations of $566,000, that were included in accrued expenses at December 31, 2008 related to these store closings, were paid in the first quarter of 2009.

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

No restructuring expenses were recognized related to this restructuring initiative during the year ended December 31, 2010.  At December 31, 2010, the Company had no remaining obligations related to this restructuring initiative.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE B — RESTRUCTURING (continued)

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

The Company has not accounted for its retail outlet store operations as discontinued operations since the Company believes that the operations and cash flows of the retail outlet store operations would not be eliminated from the on-going operations of the Company as a result of these store closings. Specifically, the Company determined that the migration of customers from the Company’s retail outlet stores to the Company’s retail direct and wholesale businesses would not be insignificant. For this purpose, the Company concluded that the migration of sales from the retail outlet stores to the retail direct and wholesale businesses of greater than 5% would be significant.

Third quarter 2009 restructuring activities

During the third quarter of 2009, management of the Company commenced a plan to realign the management structure of certain of its divisions and eliminate a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.  In connection with these restructuring activities, the Company recorded $363,000 of restructuring expenses consisting of employee related expenses.

NOTE C — INVESTMENT IN GRUPO VASCONIA, S.A.B.

The Company owns a 30% interest in Grupo Vasconia, S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2010, 2009 and 2008 in the accompanying consolidated statements of operations.  The Company’s investment balance and its proportionate share of Vasconia’s net income has been translated from Mexican Pesos (“MXP”) to U.S. Dollars (“USD”) using the spot rate and average daily exchange rate at and during the years ended December 31, 2010, 2009 and 2008, respectively.  The effect of the translation of the Company’s investment resulted in an increase of the investment of $1.1 million and $456,000 during the years ended December 31, 2010 and 2009, respectively, and a decrease of the investment of $6.6 million during the year ended December 31, 2008.  These translation effects are recorded in accumulated other comprehensive loss.  During the year ended December 31, 2010, the Company received a cash dividend of $398,000 from Vasconia.  Included in prepaid expenses and other currents assets at December 31, 2010 and 2009, are amounts due from Vasconia of $102,000 and $202,000, respectively.

The Company evaluated the disclosure requirements of ASC Topic No. 860 and determined that at December 31, 2010, the Company did not have a controlling voting interest or variable interest in Vasconia and therefore should continue accounting for its investment using the equity method of accounting.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE C — INVESTMENT IN GRUPO VASCONIA, S.A.B. (continued)

Summarized income statement information for the years ended December 31, 2010, 2009 and 2008, as well as summarized balance sheet information as of December 31, 2010 and 2009, for Vasconia in USD and MXP is as follows:

	Year Ended December 31,
	2010		2009		2008
	(in thousands)
Income Statement	USD	MXP	USD	MXP	USD	MXP
Net Sales	$113,454	$1,430,528	$94,633	$1,276,126	$110,026	$1,219,151
Gross Profit	32,451	409,263	26,251	353,500	28,212	313,739
Income from operations	15,122	190,862	11,803	159,531	11,662	129,518
Net Income	9,910	125,115	8,306	111,709	6,270	63,014

	December 31,
	2010		2009
	(in thousands)
Balance Sheet	USD	MXP	USD	MXP
Current assets	$55,944	$693,118	$48,422	$630,250
Non-current assets	32,506	402,733	23,698	308,447
Current liabilities	16,299	201,936	11,624	151,295
Non-current liabilities	5,516	68,340	3,711	48,297

NOTE D — INTANGIBLE ASSETS AND GOODWILL

The Company performed its 2010 annual impairment tests for its indefinite-lived intangible assets as of October 1, 2010.  The test involved the assessment of the fair market value of the Company’s indefinite-lived intangible assets which was based on Level 2 observable inputs using a discounted cash flow approach assuming a discount rate of 14% and an annual growth rate of 3%.  The result of the assessment of the Company’s indefinite-lived intangibles indicated that their fair values exceeded their carrying amounts at December 31, 2010.

In December 2010, the Company paid $2.5 million to ARC International SA (“ARC”) for all outstanding consideration due or payable related to its 2008 acquisition of the business and certain assets of Mikasa, Inc.  As a result of payment of all final consideration to ARC, the Company adjusted the remaining book value of the Mikasa intangible assets, including the trade name and associated deferred tax liability, to zero and the negative goodwill balance to approximately $2.5 million.  Following these reductions, the remaining balance of negative goodwill was eliminated resulting in an extraordinary gain in the amount of $2.5 million which was recorded in 2010.

In 2008, due primarily to the significant decline in the Company’s market capitalization, the Company recognized non-cash impairment charges of $29.4 million consisting of the write-off of all recorded goodwill of $27.4 million and a reduction of the carrying amount of the Company’s indefinite-lived intangibles of $2.0 million.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE D — INTANGIBLE ASSETS AND GOODWILL (continued)

Intangible assets, all of which are included in the Wholesale segment, consist of the following (in thousands):

	Year Ended December 31,
	2010				2009
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$19,433	$	―	$19,433	$25,530	$	―	$25,530

Finite-lived intangible assets:
Licenses	15,847		(6,186)	9,661	15,847		(5,685)	10,162
Trade names	2,477		(1,267)	1,210	2,477		(1,185)	1,292
Customer relationships	586		(530)	56	586		(421)	165
Patents	584		(126)	458	584		(92)	492
Total	$38,927		$(8,109)	$30,818	$45,024		$(7,383)	$37,641

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2010 are as follows:

Years
Trade names	30
Licenses	33
Customer relationships	3
Patents	17

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31
2011	$608
2012	579
2013	579
2014	579
2015	575

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $726,000, $775,000 and $978,000, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Revolving Credit Facility provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Furthermore, if availability under the Revolving Credit Facility is less than 14.0% of the total facility commitment, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, which covenant would remain effective until availability is at least 16.0% of the total facility commitment for a period of three consecutive months. Availability under the Revolving Credit Facility was approximately 54.1% of the total facility commitment at December 31, 2010.

At December 31, 2010, the Company had $1.4 million of open letters of credit and $14.1 million of borrowings outstanding under the Revolving Credit Facility. Borrowings during the period were used to repay in full the Company’s prior credit facility and to repay, in part, a portion of the Notes. The interest rate on the outstanding borrowings at December 31, 2010 ranged from 2.81% to 4.75%.

Pursuant to the provisions of the FASB ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at December 31, 2010, the Company had classified $4.1 million of the Revolving Credit Facility as a current liability, based on planned repayments associated with anticipated changes in working capital principally from cash flows from operations, including collections of accounts receivable and sales of inventory which is expected to occur within one year.  Repayments are planned to the extent that such anticipated cash flows are generated although; the Company is not obligated to repay any portion of the debt until maturity of the facility in June 2015, provided that availability exists under the facility.  The Company had classified the remaining amount outstanding under the Revolving Credit Facility of $10.0 million as long-term at December 31, 2010. The Company expects that it will continue to borrow and repay funds under the facility based on working capital needs which is subject to availability.  At December 31, 2009, amounts outstanding under the Company’s prior credit facility were classified as current because at that time the lenders had full access to remittances into the Company’s lock-box to pay down amounts outstanding.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE E — DEBT (continued)

Revolving Credit Facility (continued)

The Company recognized a loss before income taxes of approximately $408,000 in connection with the repayment of amounts under the prior credit agreement, consisting of the write-off of unamortized debt issuance costs during the year ended December 31, 2010, which is included in loss on early retirement of debt in the accompanying condensed consolidated statements of operations.

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

On June 9, 2010 and August 5, 2010, the Company drew $10.0 million and $30.0 million, respectively, under the Term Loan.  Proceeds of these borrowings were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility. The interest rate on the outstanding borrowings at December 31, 2010 was 10.0%.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for all trailing four fiscal quarters and limits capital expenditures to $7.0 million for the year ending December 31, 2010. The Company was in compliance with these financial covenants at December 31, 2010. The Term Loan also provides for customary restrictions and events of default as previously described for the Revolving Credit Facility.

4.75% Convertible Senior Notes

The Company has outstanding $24.1 million aggregate principal amount of the Notes due July 15, 2011.  The Notes are convertible at the option of the holder any time prior to maturity into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment in certain events.  The Company has reserved 860,714 shares of common stock for issuance upon conversion of the Notes.  The Notes bear interest at 4.75% per annum, payable semiannually in arrears on January 15th and July 15th of each year and are unsubordinated except with respect to the Company’s debt outstanding under its Revolving Credit Facility and Term Loan.  The Company may not redeem the Notes at any time prior to maturity.  Pursuant to the provisions of ASC Topic No. 470-10, the Company classified the Notes as a long-term liability based on the Company’s intent and ability to refinance the Notes using the proceeds from the Revolving Credit Facility.

In June 2010, the Company purchased $50.9 million principal amount of the Notes in privately negotiated transactions for $51.0 million, reducing the aggregate principal amount to $24.1 million.  Pursuant to the provisions of ASC Topic No. 470-20, Debt with Conversion and Other Options, the Company allocated the consideration paid to repurchase the Notes to the debt and equity components of the Notes based on the fair value of the debt component on the date the Company repurchased the Notes.  Included in the loss on early retirement of debt in the accompanying condensed consolidated statements of operations is a loss before income taxes of $356,000 related to the debt component of the Notes repurchased and unamortized debt discount and issuance costs written off during the year ended December 31, 2010. In addition, the Company recorded a reduction of additional paid in capital of $2.4 million representing the portion of the consideration paid that was allocated to the equity component of the Notes.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE E — DEBT (continued)

4.75% Convertible Senior Notes (continued)

Effective January 1, 2009, the Company adopted the provisions of ASC Topic No. 470-20 on a retrospective basis as though the provisions were in effect at the date of issuance of the Notes in June 2006.  As a result of the adoption, on January 1, 2009 the Company reclassified $7.9 million (net of taxes of $2.8 million) from the Notes balance to additional paid-in-capital and recorded a debt discount of $12.8 million that is being amortized to interest expense over the remaining term of the Notes.

At December 31, 2010 and December 31, 2009, the carrying amounts of the debt and equity components of the Notes were as follows (in thousands):

	December 31, 2010	December 31, 2009
Carrying amount of equity component, net of tax	$8,262	$10,628

Principal amount of debt component	$24,100	$75,000
Unamortized discount	(543)	(4,473)
Carrying amount of debt component	$23,557	$70,527

At December 31, 2010 the remaining period over which the debt discount will be amortized is approximately six months.  The effective interest rate of the debt component was 9.02% at the date of issuance.  Total interest recognized related to the Notes, including amortization of the debt discount and offering costs, was $4.4 million, $6.8 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE F — DERIVATIVES

The Company had interest rate swaps with an aggregate notional amount of $50.0 million, which decreased to $25.0 million in January 2010 and to $10.0 million in June 2010, and interest rate collars with an aggregate notional amount of $40.2 million that are utilized to manage interest rate exposure related to the Company’s variable interest rate borrowings. The interest rate collar agreements expired in November 2010 and the interest rate swap agreements expire in January 2011.

An interest rate swap with a notional amount of $15.0 million and the interest rate collars were originally designated as cash flow hedges at inception, with the effective portion of the fair value gains or losses on these derivative instruments recorded as a component of accumulated other comprehensive loss.  In November 2009, the interest rate collars were de-designated as cash flow hedges as a result of reductions, and projected future reductions, in the Company’s borrowings hedged by the interest rate collar agreements.  Accordingly, the Company reclassified a portion of the loss included in other comprehensive loss related to the interest rate collar agreements of $780,000, representing the ineffective portion of the hedge, to interest expense.  The remaining portion of the loss included in other comprehensive loss related to these interest rate collar agreements of $382,000 has been recognized in earnings using the effective interest method over the remaining term of the interest rate collar agreements.  In June 2010, the Company terminated the $15.0 million interest rate swap agreement.  In connection with the termination of the agreement, the Company made a payment of $403,000 to the counterparty of the agreement which was included in interest expense for the three months ended June 30, 2010.  The effect of recording the Company’s cash flow hedges at fair value for the portion of the periods that the swaps and collars qualified for hedge accounting resulted in unrealized gains of $57,000 (net of taxes of $36,000) and $543,000 for the years ended December 31, 2010 and 2009, respectively, and an unrealized loss of $1.9 million for the year ended December 31, 2008.  In conjunction with the expiration of the interest rate collar agreement in 2010, there were no remaining cumulative unrealized gains or losses recorded in accumulated other comprehensive loss as of December 31, 2010.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE F — DERIVATIVES (continued)

Interest rate swap agreements with an aggregate notional amount of $10.0 million were not designated as hedges at inception and the fair value gains or losses from these swap agreements are recognized in interest expense. In November 2010, the Company terminated the $40.2 million interest rate collar agreements.  In connection with the termination of the agreements, the Company made payments of $236,000 and $100,000 to the counterparties of the agreements, respectively, which was included in interest expense for the year ended December 31, 2010.

The fair value of the above derivatives have been obtained from the counterparties to the agreements and are based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $10,900 and $1.8 million at December 31, 2010 and 2009, respectively, and is included in accrued expenses and deferred rent & other long-term liabilities.

NOTE G — CAPITAL STOCK

Long-term incentive plan

In June 2009, the shareholders of the Company approved an amendment to the Company’s 2000 Long-Term Incentive Plan (the “Plan”) to increase the shares available for grant by 1,000,000 shares to 3,500,000 shares.  These shares of the Company’s common stock may be subject to outstanding awards granted to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards.  The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, and other stock-based awards.  Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to five years from the date of grant. As of December 31, 2010, there were 733,926 shares available for the grant of awards under the Plan.  All stock options granted through December 31, 2010 under the Plan have exercise prices equal to the market values of the Company’s common stock on the dates of grant.

In February 2009, two key executives of the Company irrevocably and voluntarily cancelled their options to purchase a total of 600,000 shares of the Company’s common stock, which had a nominal fair value, in order to increase the shares available for grant under the Plan.

Cash dividends

The Company did not pay cash dividends on its outstanding shares of common stock during the years ended December 31, 2010 and 2009.  During the year ended December 31, 2008, the Company paid a total annual cash dividend of $0.25 per share.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is issued or outstanding at December 31, 2010.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE G — CAPITAL STOCK (continued)

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2010, is as follows:

	Options	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2007	1,808,900	$22.69
Grants	286,000	7.15
Exercises	(1,750)	5.50
Cancellations	(56,500)	26.67
Options outstanding, December 31, 2008	2,036,650	20.41
Grants	632,000	3.43
Exercises	(12,650)	5.43
Cancellations	(869,333)	25.28
Options outstanding, December 31, 2009	1,786,667	12.14
Grants	573,000	13.12
Exercises	(39,250)	4.44
Cancellations	(101,217)	13.65
Options outstanding, December 31, 2010	2,219,200	12.46	6.73	$ 10,258,575
Options exercisable, December 31, 2010	1,052,200	13.50	5.24	$ 5,412,275

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on December 31, 2010. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2010 and the exercise price.

The total intrinsic value of stock options exercised for the years ended December 31, 2010, 2009 and 2008 was $389,100, $12,000 and $10,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $2.9 million, $2.1 million, and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total unrecognized compensation cost related to unvested stock options at December 31, 2010, before the effect of income taxes, was $4.9 million and is expected to be recognized over a weighted-average period of 3.6 years.

The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
NOTE G — CAPITAL STOCK (continued)

Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate of the Company’s stock options.

The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $7.96, $1.92 and $5.05, respectively.

The fair value for these stock options was estimated at the date of grant using the following weighted-average assumptions:

	2010	2009	2008
Historical volatility	73%	73%	50%
Expected term (years)	5.0	4.4	4.8
Risk-free interest rate	2.18%	1.92%	2.41%
Expected dividend yield	0.00%	0.00%	5.20%

Escrow shares

In 2009, the Company received back 20,436 shares of its common stock valued at $149,000 that previously had been held in escrow in connection with its 2006 acquisition of certain assets of Syratech Corporation.

Restricted stock

In 2010, 2009 and 2008, the Company issued 10,020, 33,335 and 22,586 restricted shares, respectively, of the Company’s common stock to its non-employee directors representing payment of a portion of their annual retainer.  In 2010, 2009, and 2008, the total fair value of the restricted shares, based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, was $150,000, $150,000 and $172,500, respectively. The shares vest 100% on the one year anniversary from the date of grant.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE H — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding.  Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock.  The calculations of basic and diluted income (loss) per common share for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(in thousands - except per share amounts)

Income (loss) before extraordinary item	$17,784	$2,715	$(47,755)
Extraordinary item, net of taxes	2,477	―	―
Net income (loss) – Basic	$20,261	$2,715	$(47,755)
Net Interest expense, 4.75% Convertible Senior Notes	―	―	―
Net income (loss) – Diluted	$20,261	$2,715	$(47,755)

Weighted-average shares outstanding – Basic	12,036	12,009	11,976
Effect of dilutive securities:
Stock options	340	66	―
4.75% Convertible Senior Notes	―	―	―
Weighted-average shares outstanding – Diluted	12,376	12,075	11,976

Basic income (loss) per common share before extraordinary item	$1.48	$0.23	$(3.99)
Basic income per common share of extraordinary item	0.20	―	―
Basic income (loss) per common share	$1.68	$0.23	$(3.99)

Diluted income (loss) per common share before extraordinary item	$1.44	$0.22	$(3.99)
Diluted income per common share of extraordinary item	0.20	―	―
Diluted income (loss) per common share	$1.64	$0.22	$(3.99)

The computations of diluted income (loss) per common share for the years ended December 31, 2010, 2009 and 2008 excludes options to purchase 1,060,588, 1,435,348 and 2,036,650 shares of the Company’s common stock, respectively.  The computations of diluted income per common share for the year ended December 31, 2010 also excludes options to purchase 1,694,002 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense.  The computations of diluted income (loss) per common share for the years ended December 31, 2009 and 2008 also excludes 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense. The above shares were excluded due to their antidilutive effect.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE I — INCOME TAXES

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$4,269	$162	$(11,478)
State and local	1,437	984	1,388
Foreign	565	―	―
Deferred	(1,669)	734	(4,159)
Income tax provision (benefit)	$4,602	$1,880	$(14,249)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax asset are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred income tax assets:
Deferred rent expense	$2,799	$2,424
Grupo Vasconia, S.A.B. translation adjustment	1,981	2,403
Stock options	1,619	1,413
Inventory	1,296	1,603
Depreciation and amortization	―	672
Operating loss carry-forward	2,618	617
AMT credit	―	633
Accounts receivable allowances	―	176
Accrued compensation	545	389
Derivatives	―	619
Other	529	990
Total deferred income tax asset	$11,387	$11,939

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE I — INCOME TAXES (continued)

Significant components of the Company’s net deferred income tax liability are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred income tax liability:
Depreciation and amortization	$(4,035)	$	―
Accounts receivable allowances	(102)		―
Indefinite-lived intangibles	(2,450)		(4,273)
Convertible Senior Notes	(216)		(1,727)
Grupo Vasconia, S.A.B. equity in earnings	(657)		(383)
Total deferred income tax liability	(7,460)		(6,383)

Net deferred income tax asset	3,927		5,556
Valuation allowance	(4,232)		(10,210)
Net deferred income tax liability	$(305)		$(4,654)

As of December 31, 2010, the Company had fully utilized Federal net operating loss and other credit carryforwards generated in previous years.  The Company has generated various state net operating loss carryforwards of which $8.6 million remains at December 31, 2010 that begin to expire in 2014.  The Company has net operating losses in foreign jurisdictions of $4.0 million at December 31, 2010 that begin to expire in 2013.  In accordance with ASC Topic No. 740, the Company has offset its total deferred tax assets with certain deferred tax liabilities that are expected to reverse in the carryforward period.  As of December 31, 2010, management had determined that it was “more likely than not” that certain deferred tax assets would be realized and the corresponding valuation allowance had been released based on the Company’s ability to utilize deferred tax assets currently and the expected future use of temporary differences in the carryback period.  The valuation allowance of $4.2 million which remains as of December 31, 2010 relates to certain long-term deferred tax assets for which management determined it was not “more likely than not” that these assets would be realized.

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates as follows:

	Year Ended December 31,
	2010	2009	2008

Provision (benefit) for Federal income taxes at the statutory rate	35.0%	35.0%	(35.0)%
Increases (decreases):

State and local income taxes, net of Federal income tax benefit	5.6	37.9	(3.3)
Non-deductible stock options	1.2	11.5	0.5
Non-deductible expenses	0.1	6.4	1.1
Valuation allowance	(19.8)	(19.3)	19.4
Other	1.3	6.1	(5.1)
Provision (benefit) for income taxes	23.4%	77.6%	(22.4)%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE I — INCOME TAXES (continued)

The estimated value of the Company’s gross uncertain tax positions at December 31, 2010, 2009 and 2008 is a liability of $356,000, $335,000 and $498,000, respectively, and consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance at January 1	$335	$498	$1,437
Additions based on tax positions related to the current year	―	―	―
Additions for tax positions of prior years	200	28	303
Reductions for tax position of prior years	―	―	(1,242)
Settlements	(179)	(191)	―
Balance at December 31	$356	$335	$498

The Company had approximately $71,000 and $69,000, net of federal tax benefit, accrued at December 31, 2010 and 2009, respectively, for the payment of interest.  The Company’s policy for recording interest and penalties is to record such items as a component of income taxes.

If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $301,000, all of which would impact the Company’s tax provision.  On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that $170,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions:  U.S. Federal, California, Massachusetts, Pennsylvania, New York and New Jersey.  As of December 31, 2009, the Company had settled their Federal tax examination for the periods 2006 through 2008.  The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009.  The periods subject to examination for the Company’s major state jurisdictions are the years ended 2007 through 2009.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE J — BUSINESS SEGMENTS

Segment information

The Company operates in two reportable business segments; the Wholesale segment, the Company’s primary business, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells it products directly to consumers through its Pfaltzgraff®, Mikasa®, Lifetime Sterling™ and Housewares™ Deals Internet websites and the Company’s Pfaltzgraff® mail-order catalogs.

As more fully described in Note B, in 2007 and 2008, the Company ceased operating its Pfaltzgraff® and Farberware® retail outlet stores.  The results of operations of certain of these stores were included in the Retail Direct segment during 2008.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations.  While both segments distribute similar products, the segments are distinct due to the different types of customers and the different methods the Company uses to sell, market and distribute the products.  Management evaluates the performance of the Wholesale and Retail Direct segments based on net sales and income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.  Assets in each segment consist of assets used in its operations and acquired intangible assets.  Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net sales:
Wholesale	$413,809	$389,078	$403,591
Retail Direct	29,362	25,962	84,344
Total net sales	$443,171	$415,040	$487,935

Income (loss) from operations:
Wholesale (1)	$42,997	$30,581	$(11,979)
Retail Direct (2)	(1,018)	(3,637)	(28,998)
Unallocated corporate expenses	(12,196)	(11,335)	(10,936)
Total income (loss) from operations	$29,783	$15,609	$(51,913)

Depreciation and amortization:
Wholesale	$9,609	$11,252	$9,975
Retail Direct	91	220	807
Total depreciation and amortization	$9,700	$11,472	$10,782

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE J — BUSINESS SEGMENTS (continued)

Segment information (continued)

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Assets:
Wholesale	$271,670	$273,589	$321,284
Retail Direct	1,441	2,452	5,422
Unallocated/ corporate/ other	4,475	682	15,075
Total assets	$277,586	$276,723	$341,781

Capital expenditures:
Wholesale	$2,541	$1,684	$8,538
Retail Direct	323	660	321
Total capital expenditures	$2,864	$2,344	$8,859

Notes:

(1)
In 2009, income from operations for the Wholesale segment included $600,000 for restructuring and impairment expenses.  In 2008, loss from operations for the Wholesale segment included non-cash goodwill and intangible asset impairment charges totaling $29.4 million. See Notes B and D.

(2)	In 2009 and 2008, loss from operations for the Retail Direct segment includes $2.0 million and $18.0 million of restructuring and non-cash fixed asset impairment charges, respectively. See Note B.

Product category information – net sales

The following table sets forth net sales by the major product categories included within the Company’s Wholesale operating segment:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Kitchenware	$240,534	$222,239	$234,172
Tabletop	123,432	113,479	111,769
Home Décor	49,843	53,360	57,650
Total	$413,809	$389,078	$403,591

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE K — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has lease agreements for its corporate headquarters, distribution centers, showrooms and sales offices that expire through 2022. These leases generally provide for, among other things, annual base rent escalations, and additional rent for real estate taxes and other costs.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31

2011	$12,698
2012	12,993
2013	12,618
2014	12,629
2015	12,743
Thereafter	43,388
Total	$107,069

Future minimum sublease rental income under a non-cancelable operating lease is $76,000 for 2011.

Rent and related expenses under operating leases were $13.3 million, $13.5 million and $23.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Sublease rental income was $82,000 for the year ended December 31, 2010.  There was no sublease rental income during the years ended December 31, 2009 and 2008.

Capital leases

The Company has entered into various capital lease arrangements for the leasing of equipment that is primarily utilized in its distribution centers. These leases expire through 2011 and the future minimum lease payments due under the leases are as follows (in thousands):

Year ending December 31

2011	$94
Total minimum lease payments	94
Less: amounts representing interest	(4)
Present value of minimum lease payments	$90

The current and non-current portions of the Company’s capital lease obligations at December 31, 2010 of $90,000 and $0, respectively, and at December 31, 2009 of $154,000 and $90,000, respectively, are included in accrued expenses, and deferred rent & other long-term liabilities, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE K — COMMITMENTS AND CONTINGENCIES (continued)

Royalties

The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2023.  Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31

2011	$5,320
2012	5,630
2013	392
2014	344
2015	348
Thereafter	2,476
Total	$14,510

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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE L — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $16,500 ($22,000 for employees 50 years or over) for 2010.  During 2008, the Company matched 50% of employee contributions up to 4% of an employee’s eligible compensation.  Effective January 1, 2009 the Company suspended its matching contribution as an expense savings measure.  The Company made matching contributions to the 401(k) plan of $777,000 in 2008.

Retirement benefit obligations

As part of the acquisition of the business and certain assets of Syratech in April 2006, the Company assumed certain obligations for retirement benefits to be payable to certain former executives of Syratech.  The obligations under these agreements are unfunded. At December 31, 2010 and 2009, the total unfunded retirement benefit obligation was $3.3 million and is included in accrued expenses, and deferred rent & other long-term liabilities. During the years ended December 31, 2010 and 2009, the Company paid retirement benefits related to these obligations of $148,000 and $153,000, respectively.  The Company expects to pay a total of $144,000 in retirement benefits related to these obligations during the year ending December 31, 2011.

NOTE M — OTHER

Inventory

The components of inventory are as follows:

	December 31,
	2010	2009
	(in thousands)

Finished goods	$96,375	$101,270
Work in process	1,890	1,635
Raw materials	1,670	1,026
Total	$99,935	$103,931

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE M — OTHER (continued)

Property and equipment

Property and equipment consist of:
	December 31,
	2010	2009
	(in thousands)
Machinery, furniture and equipment	$66,450	$64,927
Leasehold improvements	24,551	24,283
Building and improvements	1,604	1,716
Construction in progress	272	123
Land	100	115
	92,977	91,164
Less: accumulated depreciation and amortization	(56,884)	(49,541)
Total	$36,093	$41,623

Depreciation and amortization expense on property and equipment for the years ended December 31, 2010, 2009 and 2008 was $8.2 million, $9.4 million and $9.8 million, respectively.

Included in machinery, furniture and equipment and accumulated depreciation at December 31, 2010 are $2.1 million and $1.8 million, respectively, related to assets recorded under capital leases.  Included in machinery, furniture and equipment and accumulated depreciation at December 31, 2009 are $2.1 million and $1.7 million, respectively, related to assets recorded under capital leases.

As more fully described in Note B, the Company recorded non-cash impairment charges in connection with its restructuring activities of $789,000 and $3.9 million in 2009 and 2008, respectively.

Accrued expenses

Accrued expenses consist of:

	December 31,
	2010	2009
	(in thousands)
Customer allowances and rebates	$13,549	$10,693
Compensation	8,287	4,948
Interest	985	2,666
Vendor invoices	2,020	3,020
Royalties	1,520	1,801
Derivative liability	11	1,695
Commissions	1,231	737
Freight	771	704
Restructuring costs	―	588
Other	3,588	2,975
Total	$31,962	$29,827

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE M — OTHER (continued)

Deferred rent & other long-term liabilities

Deferred rent & other long-term liabilities consist of:

	December 31,
	2010	2009
	(in thousands)

Deferred rent liability	$11,283	$10,998
Negative goodwill	―	6,215
Retirement benefit obligations	3,199	3,148
Derivative liability	―	76
Long-term portion of capital lease obligations	―	90
Total	$14,482	$20,527

Supplemental cash flow information

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,893	$8,804	$8,635
Cash paid for taxes	1,198	380	6,138

Non-cash investing activities:
Grupo Vasconia, S.A.B. translation adjustment	$1,088	$456	$(6,587)
Liabilities assumed in business acquisition	―	―	3,264

Item 15(a)

LIFETIME BRANDS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
Description	Balance at beginning of period	Additions charged to costs and expenses (describe)		Deductions (describe)		Balance at end of period

Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$1,433	$1,456		$(1,832	)(a)	$1,057
Reserve for sales returns and allowances	15,124	661	(c)	(4,231	)(b)	11,554
	$16,557	$2,117		$(6,063)		$12,611

Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$1,853	$1,204		$(1,624	)(a)	$1,433
Reserve for sales returns and allowances	12,798	22,180	(c)	(19,854	)(b)	15,124
	$14,651	$23,384		$(21,478)		$16,557

Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$395	$1,614		$(156	)(a)	$1,853
Reserve for sales returns and allowances	16,005	23,160	(c)	(26,367	)(b)	12,798
	$16,400	$24,774		$(26,523)		$14,651

(a) Uncollectible accounts written off, net of recoveries.

(b) Allowances granted.

(c) Charged to net sales.

S-1