Form 10-Q
period 2011-03-31
LIFETIME BRANDS, INC
filed 2011-05-06
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer	☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of May 6, 2011 was 12,066,543.

 LIFETIME BRANDS, INC.
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,534	$3,351
Accounts receivable, less allowances of $8,403 at 2011 and $12,611 at 2010	60,964	72,795
Inventory (Note A)	103,904	99,935
Deferred income taxes (Note G)	1,124	1,124
Prepaid expenses and other current assets	5,257	5,048
Income taxes receivable (Note G)	745	―
TOTAL CURRENT ASSETS	173,528	182,253

PROPERTY AND EQUIPMENT, net	35,296	36,093
INTANGIBLE ASSETS, net (Note C)	30,667	30,818
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note B)	25,738	24,068
OTHER ASSETS	4,197	4,354
TOTAL ASSETS	$269,426	$277,586
LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Revolving Credit Facility (Note D)	$7,000	$4,100
Accounts payable	21,846	19,414
Accrued expenses	22,595	31,962
Income taxes payable (Note G)	―	5,036
TOTAL CURRENT LIABILITIES	51,441	60,512

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	14,452	14,482
DEFERRED INCOME TAXES (Note G)	1,408	1,429
REVOLVING CREDIT FACILITY (Note D)	10,000	10,000
TERM LOAN (Note D)	40,000	40,000
4.75% CONVERTIBLE SENIOR NOTES (Note D)	23,786	23,557

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	―	―
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,066,543 in 2011 and 12,064,543 in 2010	121	121
Paid-in capital	132,108	131,350
Retained earnings	62	1,312
Accumulated other comprehensive (loss)	(3,952)	(5,177)
TOTAL STOCKHOLDERS’ EQUITY	128,339	127,606
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,426	$277,586

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$91,773		$88,736

Cost of sales	58,383		53,952
Distribution expenses	10,940		10,133
Selling, general and administrative expenses	22,473		22,124

Income (loss) from operations	(23)		2,527

Interest expense (Note D)	(1,979)		(2,429)

Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(2,002)		98

Income tax benefit (provision) (Note G)	588		(39)
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes (Note B)	465		670

NET INCOME (LOSS)	$(949)		$729

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE (NOTE F)	$(0.08)		$0.06

Cash dividends declared per common share	$0.025	$	―

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(949)	$729
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Provision for doubtful accounts	(16)	(1,236)
Depreciation and amortization	1,995	2,542
Amortization of debt discount	229	705
Deferred rent	(3)	233
Stock compensation expense	748	659
Undistributed earnings of Grupo Vasconia, S.A.B.	(465)	(670)
Changes in operating assets and liabilities:
Accounts receivable	11,847	7,453
Inventory	(3,969)	2,120
Prepaid expenses, other current assets and other assets	(52)	(350)
Accounts payable, accrued expenses and other liabilities	(7,242)	(6,232)
Income taxes receivable	(745)	―
Income taxes payable	(5,036)	(726)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,658)	5,227

INVESTING ACTIVITIES
Purchases of property and equipment, net	(1,047)	(578)
NET CASH USED IN INVESTING ACTIVITIES	(1,047)	(578)

FINANCING ACTIVITIES
Proceeds (repayments) of bank borrowings, net	2,900	(4,531)
Proceeds from the exercise of stock options	9	6
Excess tax benefits from the exercise of stock options	6	10
Payment of capital lease obligations	(27)	(62)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,888	(4,577)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,817)	72
Cash and cash equivalents at beginning of period	3,351	682
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,534	$754

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including kitchenware, tabletop and home décor products and markets its products under a number of brand names and trademarks, which are either owned or licensed.  The Company markets and sells its products principally on a wholesale basis to retailers throughout North America.  The Company also markets and sells certain products directly to the consumer through its Pfaltzgraff®, Mikasa®, Housewares Deals™ and Lifetime Sterling™ Internet websites and Pfaltzgraff® mail-order catalogs.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Revenue recognition

Wholesale sales and Retail Direct sales are recognized when title passes to the customer.  Wholesale sales are recognized at shipping point and Retail Direct sales are recognized upon delivery to the customer.  Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $455,000 and $518,000 for the three months ended March 31, 2011 and 2010, respectively.  Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.  For the three months ended March 31, 2011 and 2010, freight-out expenses for the Wholesale segment amounted to $722,000 and $700,000, respectively.  For the three months ended March 31, 2011 and 2010, freight-out expenses for the Retail Direct segment amounted to $1.2 million and $1.1 million, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment and considering the various available channels of distribution (e.g. wholesale: specialty store, off-price retailers, etc. or the Internet and catalog).  If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of the inventory to its net realizable value.

The components of inventory are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Finished goods	$99,572	$96,375
Work in process	2,156	1,890
Raw materials	2,176	1,670
Total	$103,904	$99,935

Fair value measurements

ASC Topic No. 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements.  Fair value measurements included in the Company’s condensed consolidated financial statements relate to the Company’s convertible senior notes described in Note A.

Fair value of financial instruments

The Company determined that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility approximate fair value since such borrowings bear interest at variable market rates.  The fair value of the Company’s $24.1 million 4.75% Convertible Senior Notes (the “Notes”) at March 31, 2011 was $24.1 million and was determined based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system at March 31, 2011.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

NOTE B — INVESTMENT IN GRUPO VASCONIA, S.A.B.

The Company owns a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three months ended March 31, 2011 and 2010 in the accompanying condensed consolidated statements of operations.  The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 11.89 and MXN 12.42 at March 31, 2011 and 2010, respectively.  The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average daily exchange rate of MXN 12.09 and MXN 12.77 during the three months ended March 31, 2011 and 2010, respectively.  The effect of the translation of the Company’s investment resulted in an increase to the investment balance of $1.2 million and $946,000 at March 31, 2011 and 2010, respectively (also see Note J).  These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at March 31, 2011 and December 31, 2010 are amounts due from Vasconia of $101,000 and $102,000, respectively.

The Company evaluated the requirements of ASC Topic No. 860, Transfers and Servicing, upon adoption in 2010, and determined that the Company did not have a controlling voting interest or variable interest in Vasconia and, therefore, continued accounting for its investment using the equity method of accounting.

Summarized income statement information for Vasconia in USD and MXN is as follows:

	Three Months Ended March 31,
	2011		2010
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$28,571	$345,477	$25,138	$321,125
Gross Profit	8,083	97,737	7,329	93,621
Income from operations	3,325	40,206	3,534	45,146
Net Income	2,131	25,768	2,316	29,592

NOTE C — INTANGIBLE ASSETS

Intangible assets, all of which relate to the Company’s wholesale segment, consist of the following (in thousands):

	March 31, 2011				December 31, 2010
	Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization		Net
Indefinite-lived intangible assets:
Trade names	$19,433	$	―	$19,433	$19,433	$	―	$19,433

Finite-lived intangible assets:
Licenses	15,847		(6,299)	9,548	15,847		(6,186)	9,661
Trade names	2,477		(1,288)	1,189	2,477		(1,267)	1,210
Customer relationships	586		(538)	48	586		(530)	56
Patents	584		(135)	449	584		(126)	458
Total	$38,927		$(8,260)	$30,667	$38,927		$(8,109)	$30,818

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

NOTE D — DEBT

Revolving Credit Facility

The Company has a $125.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.25% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.25% to 2.75%. The respective margin is based upon availability. In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.  Availability under the Revolving Credit Facility was approximately 48.9% of the total facility commitment at March 31, 2011.

At March 31, 2011, the Company had $1.4 million of open letters of credit and $17.0 million of borrowings outstanding under the Revolving Credit Facility. The interest rate on the outstanding borrowings at March 31, 2011 was 2.56%.

Pursuant to the provisions of the FASB ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at March 31, 2011, the Company had classified $7.0 million of the Revolving Credit Facility as a current liability, based on planned repayments associated with anticipated changes in working capital principally from cash flows from operations, including collections of accounts receivable and sales of inventory which are expected to occur within one year.  Repayments are planned to the extent that such anticipated cash flows are generated although the Company is not obligated to repay any portion of the debt until maturity of the facility in June 2015, provided that availability exists under the facility.  The Company had classified the remaining amount outstanding under the Revolving Credit Facility of $10.0 million as long-term at March 31, 2011. The Company expects that it will continue to borrow and repay funds under the facility based on working capital needs which is subject to availability.

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%.  The interest rate on the outstanding borrowings at March 31, 2011 was 10.0%.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for all trailing four fiscal quarters and limits capital expenditures to $7.5 million for the year ending December 31, 2011. The Company was in compliance with these financial covenants at March 31, 2011.

4.75% Convertible Senior Notes

At March 31, 2011, the Company had outstanding $24.1 million aggregate principal amount of the Notes due July 15, 2011.  The Notes are convertible at the option of the holder any time prior to maturity into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment upon the occurrence of certain events.  The Company has reserved 860,714 shares of common stock for issuance upon conversion of the Notes.  Pursuant to the provisions of ASC Topic No. 470-10, the Company classified the Notes as a long-term liability based on the Company’s intent and ability to repay the Notes with borrowings from the Revolving Credit Facility.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (unaudited)

NOTE D — DEBT (continued)

4.75% Convertible Senior Notes

At March 31, 2011 and December 31, 2010, the carrying amounts of the debt and equity components of the Notes were as follows (in thousands):

	March 31, 2011	December 31, 2010
Carrying amount of equity component, net of tax	$8,262	$8,262

Principal amount of debt component	$24,100	$24,100
Unamortized discount	(314)	(543)
Carrying amount of debt component	$23,786	$23,557

At March 31, 2011, the remaining period over which the debt discount will be amortized is approximately three months.  The effective interest rate of the debt component was 9.02% at the date of issuance.  Total interest recognized related to the Notes, including amortization of the debt discount and offering costs, was $577,000 and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.  In June 2010, the Company purchased $50.9 million principal amount of the Notes.

NOTE E — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2011 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2011	2,219,200	$12.46
Grants	150,000	11.73
Exercises	(2,000)	4.60
Cancellations	(1,200)	22.46
Options outstanding, March 31, 2011	2,366,000	12.41	6.07	$12,277,235
Options exercisable, March 31, 2011	1,056,750	13.48	5.01	$6,047,333

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2011.  The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2011 and the exercise price.

The total intrinsic value of stock options exercised for the three months ended March 31, 2011 and 2010 was $16,990 and $6,100, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $748,000 and $659,000 for the three months ended March 31, 2011 and 2010, respectively.

Total unrecognized compensation cost related to unvested stock options at March 31, 2011, before the effect of income taxes, was $5.0 million and is expected to be recognized over a weighted-average period of 1.87 years.

At March 31, 2011, there were 585,126 shares available for grants of awards under the Company’s 2000 Long-Term Incentive Plan.

  LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (unaudited)

NOTE F — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding.  Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock.  The calculations of basic and diluted income (loss) per common share for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Net income (loss) ― Basic	$(949)	$729
Interest expense, 4.75% Convertible Senior Notes, net of tax	―	―
Net income (loss) ― Diluted	$(949)	$729

Weighted-average shares outstanding ― Basic	12,066	12,015
Effect of dilutive securities:
Stock options	―	306
4.75% Convertible Senior Notes	―	―
Weighted-average shares outstanding ― Diluted	12,066	12,321
Basic and Diluted income (loss) per common share	$(0.08)	$0.06

The computation of diluted income (loss) per common share for the three months ended March 31, 2011 and 2010 excludes: (i) options to purchase 2,366,000 shares and 697,500 shares, respectively; and (ii) 860,714 and 2,678,571 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense due, respectively.  The above shares were excluded due to their antidilutive effect.

NOTE G — INCOME TAXES

As of December 31, 2010, the Company had fully utilized the Federal net operating loss and other credit carryforwards generated in previous years.  The Company has generated various state net operating loss carryforwards of $8.6 million that will begin to expire in 2014.  The Company has net operating losses in foreign jurisdictions of $4.0 million that will begin to expire in 2013.  In accordance with ASC Topic No. 740, Income Taxes, the Company has offset its total deferred tax assets with certain deferred tax liabilities that are expected to reverse in the carryforward period.  As of December 31, 2010, management had determined that it was “more likely than not” that certain deferred tax assets would be realized and the corresponding valuation allowance had been released based on the Company’s ability to utilize deferred tax assets currently and the expected future use of temporary differences in the carryback period.  The Company did not release any valuation allowance during the quarter ended March 31, 2011 as the evaluation of the realization of deferred tax assets was unchanged.

The estimated value of the Company’s tax positions at March 31, 2011 is a liability of $356,000.  If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s liability would be reduced by $301,000, all of which would impact the Company’s tax provision.  On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $170,000 of its tax positions will be resolved within the next twelve months.

  LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (unaudited)

NOTE G — INCOME TAXES (continued)

The Company has identified the following jurisdictions as “major” tax jurisdictions:  U.S. Federal, California, Massachusetts, Pennsylvania, New York and New Jersey.  As of December 31, 2009, the Company had settled its Federal tax examination for the periods 2006 through 2008.  The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009.  The periods subject to examination for the Company’s major state jurisdictions are the years ended 2007 through 2010.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three months ended March 31, 2011 and 2010.

NOTE H — BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale segment, the Company’s primary business, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals™ and Lifetime Sterling™ Internet websites and the Company’s Pfaltzgraff® mail-order catalogs.

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

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net sales
Wholesale	$84,903	$82,110
Retail Direct	6,870	6,626
Total net sales	$91,773	$88,736

Income (loss) from operations
Wholesale	$2,914	$5,021
Retail Direct	(104)	(130)
Unallocated corporate expenses	(2,833)	(2,364)
Total income (loss) from operations	$(23)	$2,527

Depreciation and amortization
Wholesale	$(1,975)	$(2,519)
Retail Direct	(20)	(23)
Total depreciation and amortization	$(1,995)	$(2,542)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

NOTE I — CONTINGENCIES

The Company is a defendant in various lawsuits and from time-to-time regulatory proceedings which may require the recall of its products, arising in the ordinary course of its business. Management does not expect the outcome of any of these matters, individually or collectively, to have a material adverse effect on the Company’s financial condition.

In March 2008, the Environmental Protection Agency (“EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply. Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace”), a wholly-owned subsidiary of the Company, received a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act regarding the San Germán Ground Water Contamination Superfund Site, San Germán, Puerto Rico dated May 29, 2008 from the EPA.   The Company responded to the EPA’s Request for Information on behalf of Wallace. At this time, it is not possible for the Company to evaluate the outcome of this matter.

NOTE J — OTHER

Cash Dividends

In March 2011, the Company decided to resume paying cash dividends on its outstanding shares of common stock.  On March 4, 2011, the Board of Directors declared a quarterly dividend of $0.025 per share payable on May 16, 2011, to shareholders of record on May 2, 2011.  As of March 31, 2011, the Company accrued $302,000 for the payment of the dividend.

Supplemental cash flow information

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,233	$2,418
Cash paid for taxes	4,526	755

Non-cash investing activities:
Grupo Vasconia, S.A.B. foreign currency translation adjustment	$(1,225)	$(946)

Comprehensive income

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income (loss)	$(949)	$729
Derivative fair value adjustment, net of taxes of $36 for the period ended 2010	―	57
Grupo Vasconia, S.A.B. foreign currency translation adjustment	1,225	580
Derivative hedge de-designation	―	110
Total comprehensive income	$276	$1,476

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and in our report dated March 11, 2011, we expressed an unqualified opinion on those consolidated financial statements.  The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30.21% interest) as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated March 8, 2011 expressed an unqualified opinion on those statements.  In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $24.1 million at December 31, 2010 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $2.7 million for the year then ended.

/s/ ERNST & YOUNG LLP

Jericho, New York
May 6, 2011

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Brands, Inc. and its subsidiaries’ (the “Company’s”) plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” and “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2010 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	General economic factors and political conditions;

•	Liquidity;

•	Competition;

•	Customers;

•	Supply chain;

•	Intellectual property;

•	Regulatory matters;

•	Technology; and

•	Personnel.

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ABOUT THE COMPANY

The Company is one of North America’s leading resources for nationally branded kitchenware, tabletop and home décor products.  The Company’s major product categories are Kitchenware, Tabletop and Home Décor. The Company markets several product lines within each of these product categories and under most of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Mikasa®, Pfaltzgraff®, Elements®, Melannco® and Cuisinart®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories.  Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands, and the Company’s ability to provide a stream of new products and designs.  A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment in which the Company markets and sells to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals™ and Lifetime Sterling™ Internet websites and Pfaltzgraff® mail-order catalogs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K dated December 31, 2010.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2011		2010
Net sales	100.0%		100.0%
Cost of sales	63.6		60.9
Distribution expenses	11.9		11.4
Selling, general and administrative expenses	24.5		24.9
Income (loss) from operations	―		2.8
Interest expense	(2.2)		(2.7)
Income (loss) before income taxes and equity in earnings of Grupo Vasconia, S.A.B.	(2.2)		0.1
Income tax benefit (provision)	0.6		―
Equity in earnings of Grupo Vasconia, S.A.B., net of taxes	0.5		0.8
Net income (loss)	(1.1	) %	0.9%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 2010

Net Sales

Net sales for the three months ended March 31, 2011 were $91.8 million, an increase of 3.5%, as compared to net sales of $88.7 million for the corresponding period in 2010.

Net sales for the Wholesale segment for the three months ended March 31, 2011 were $84.9 million, an increase of $2.8 million or 3.4%, as compared to net sales of $82.1 million for the corresponding period in 2010.  Net sales for the Wholesale segment included $2.3 million of sales of excess sterling silver inventory and silver products produced under manufacturing contracts, an increase of $2.2 million over the corresponding period in 2010.  Net sales for the Company’s Kitchenware product category decreased by approximately $0.3 million in the three months ended March 31, 2011 as compared to the corresponding period in 2010.  Net sales for the Company’s Tabletop product category increased approximately $4.8 million (including the $2.2 million increase in sales from excess sterling silver finished goods inventory and sterling silver products produced under manufacturing contracts) in the three months ended March 31, 2011 as compared to the corresponding period in 2010.  Net sales for the Company’s Home Décor product category decreased approximately $1.7 million in the three months ended March 31, 2011 as compared to the corresponding period in 2010.  Excluding the sterling silver product sales noted above, the Tabletop product category sales increase was primarily attributable to higher volumes.  The decrease in sales from the Company’s Home Décor product category reflects lower volume due, in part, to higher customer inventories and certain promotional sales in 2010 not repeated in the 2011 period.

Net sales for the Retail Direct segment for the three months ended March 31, 2011 were $6.9 million, an increase of $0.3 million, or 4.5%, as compared to $6.6 million for the corresponding period in 2010.  The increase was primarily attributable to sales from the Company’s new Housewares DealsTM website.

Cost of sales

Cost of sales for the three months ended March 31, 2011 were $58.4 million as compared to $54.0 million for the corresponding period in 2010.  Cost of sales as a percentage of net sales was 63.6% for the three months ended March 31, 2011 as compared to 60.9% for the corresponding period in 2010.

Cost of sales as a percentage of net sales for the Wholesale segment was 66.0% for the three months ended March 31, 2011 as compared to 63.0% for the corresponding period in 2010. Gross margin declined in the three months ended March 31, 2011 reflecting changes in product mix, lower selling prices related to short-term marketing initiatives and increased low margin sales of excess inventory and products produced under manufacturing contracts.

Cost of sales as a percentage of net sales for the Retail Direct segment increased to 33.6% for the three months ended March 31, 2011 from 33.4% for the corresponding period in 2010.

Distribution expenses

Distribution expenses for the three months ended March 31, 2011 were $10.9 million as compared to $10.1 million for the corresponding period in 2010.  Distribution expenses as a percentage of net sales were 11.9% for the three months ended March 31, 2011 and 11.4% for the corresponding period in 2010.

Distribution expenses as a percentage of net sales for the Wholesale segment were 10.6% for the three months ended March 31, 2011 as compared to 10.0% for the corresponding period in 2010.  The increase in the 2011 quarter was primarily attributable to higher operating expenses and shift in customer mix.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 28.7% for the three months ended March 31, 2011 as compared to 28.6% for the corresponding period in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 were $22.5 million, an increase of 1.8%, from $22.1 million for the corresponding period in 2010.

Selling, general and administrative expenses for the three months ended March 31, 2011 for the Wholesale segment were $17.0 million, a decrease of $0.1 million or 0.6%, from $17.1 million for the corresponding period in 2010.  As a percentage of net sales, selling, general and administrative expenses were 20.0% for the three months ended March 31, 2011 compared to 20.8% for the corresponding period in 2010.  The decrease was primarily attributable to a reduction in bad debt expense.  The decrease was partially offset by an increase in employee related expenses and selling expenses.

Selling, general and administrative expenses for the three months ended March 31, 2011 for the Retail Direct segment were $2.7 million as compared to $2.6 million for the corresponding period in 2010. The increase was primarily attributable to higher employee related expenses and an increase in web search expenses which was partially offset by lower catalog related expenses.

Unallocated corporate expenses for the three months ended March 31, 2011 and 2010 were $2.8 million and $2.4 million, respectively.  The increase was attributable to an increase in certain professional fees and employee related expenses (including stock compensation).

Interest expense

Interest expense for the three months ended March 31, 2011 was $2.0 million as compared to $2.4 million for the corresponding period in 2010. The decrease in interest expense in the 2011 period was attributable to lower average borrowings and lower interest rates as compared to those in the corresponding period in 2010.  The interest rate decline is primarily due to the purchase of a substantial amount of the Company’s Convertible Senior Notes with proceeds from borrowings at a lower average rate.

Income tax benefit (provision)

The income tax benefit for the three months ended March 31, 2011 was $588,000 as compared to an income tax provision of $39,000 for the corresponding period in 2010.  The Company’s effective tax rate for the three months ended March 31, 2011 was 29.4% as compared to 39.8% for the corresponding period in 2010.  In the three months ended March 31, 2011, the Company recognized a tax benefit on the loss during the period.  The 2010 period effective tax rate reflects a provision for Federal and state taxes.

Equity in earnings of Grupo Vasconia, S.A.B.

Equity in earnings of Grupo Vasconia, net of taxes, was $465,000 for the three months ended March 31, 2011 as compared to $670,000 for the corresponding period in 2010.  Grupo Vasconia reported income from operations for the three months ended March 31, 2011 of $3.3 million as compared to $3.5 million for the corresponding period in 2010 and net income of $2.1 million in the three months ended March 31, 2011 as compared to $2.3 million for the corresponding period in 2010. The decrease in income from operations for the three months ended March 31, 2011, as compared to the corresponding period in 2010, was primarily attributable to lower gross margin related to sales of aluminum disks reflecting an increase in the cost of aluminum and the foreign exchange effect on revenues denominated in U.S. Dollars.  This was partially offset by higher gross margin from kitchenware product sales and the benefit from translating the income of Grupo Vasconia into U.S. Dollars.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility.  The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payment of principal and interest on its debt.

Revolving Credit Facility

The Company has a $125.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A.  At March 31, 2011, availability under the Revolving Credit Facility was $61.2 million and open letters of credit were $1.4 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.25% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.25% to 2.75%. The respective margin is based upon availability.  The interest rate on the outstanding borrowings at March 31, 2011 was 2.56%.  In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.  Availability under the Revolving Credit Facility was approximately 48.9% of the total loan commitment at March 31, 2011.

Pursuant to the provisions of the ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at March 31, 2011, the Company had classified $7.0 million of the Revolving Credit Facility as a current liability, based on planned repayments associated with anticipated changes in working capital principally from cash flows from operations, including collections of accounts receivable and sales of inventory which are expected to occur within one year.  Repayments are planned to the extent that such anticipated cash flows are generated although the Company is not obligated to repay any portion of the debt until maturity of the facility in June 2015, provided that availability exists under the facility.  Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs or general economic conditions. The Company had classified the remaining amount outstanding under the Revolving Credit Facility of $10.0 million as long-term at March 31, 2011. The Company expects that it will continue to borrow and repay funds under the facility based on working capital needs which is subject to availability.

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%.  The interest rate on the outstanding borrowings at March 31, 2011 was 10.0%.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for all trailing four fiscal quarters and limited capital expenditures to $7.5 million for the year ending December 31, 2011. The Company was in compliance with these financial covenants at March 31, 2011.

Consolidated EBITDA for the four quarters ended March 31, 2011 was $39.9 million and was determined as follows:

Consolidated EBITDA for the four quarters ended March 31, 2011
(in thousands)
Three months ended March 31, 2011	$2,720
Three months ended December 31, 2010	17,544
Three months ended September 30, 2010	13,529
Three months ended June 30, 2010	6,117
Total for the four quarters	$39,910

Capital expenditures for the three months ended March 31, 2011 were $1.0 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission.  The following is a reconciliation of the net income (loss) as reported to Consolidated EBITDA for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income (loss) as reported	$(949)	$729
Subtract out:
Undistributed earnings of Grupo Vasconia, S.A.B	(465)	(670)
Add back:
Income tax (benefit) provision	(588)	39
Interest expense	1,979	2,429
Depreciation and amortization	1,995	2,542
Stock compensation expense	748	659
Consolidated EBITDA	$2,720	$5,728

Convertible Notes

The Company has outstanding $24.1 million aggregate principal amount of 4.75% Convertible Senior Notes (the “Notes”) due July 15, 2011.  The Notes are convertible at the option of the holder any time prior to maturity into shares of the Company’s common stock at a conversion price of $28.00 per share, subject to adjustment upon the occurrence of certain events. Pursuant to the provisions of ASC Topic No. 470-10, the Company classified the Notes as a long-term liability based on the Company’s intent and ability to repay the Notes with borrowings from the Revolving Credit Facility.

Operating activities

Cash used in operating activities was $3.7 million for the three months ended March 31, 2011 compared to cash provided by operating activities of $5.2 million in the corresponding period in 2010.  The decrease was primarily attributable to lower net income and higher payments of income taxes, related to 2010 income, in the three months ended March 31, 2011 as compared to the corresponding period in 2010.

Investing activities

Cash used in investing activities was $1.0 million for the three months ended March 31, 2011 compared to $578,000 in the corresponding period in 2010.  The increase principally related to equipment purchases for the Company’s distribution facilities and certain product development technology enhancements.

Financing activities

Cash provided by financing activities was $2.9 million for the three months ended March 31, 2011 compared to cash used in financing activities of $4.6 million for the corresponding period in 2010.  In the 2011 period, net proceeds from the Company’s borrowings were $2.9 million compared to net repayments of $4.5 million in the 2010 period.

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

Item 4.     Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2011, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March 2008, the Environmental Protection Agency (“EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply. Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace”), a wholly-owned subsidiary of the Company, received a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act regarding the San Germán Ground Water Contamination Superfund Site, San Germán, Puerto Rico dated May 29, 2008 from the EPA.   The Company responded to the EPA’s Request for Information on behalf of Wallace. At this time, it is not possible for the Company to evaluate the outcome of this matter.

The Company is, from time to time, involved in other legal proceedings.  The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.

10.1	Compensation Committee Charter (as amended by the Board of Directors of Lifetime Brands, Inc. effective as of May 3, 2011).

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

Lifetime Brands, Inc

/s/ Jeffrey Siegel	May 6, 2011
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	May 6, 2011
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)