Form 10-Q
period 2011-06-30
LIFETIME BRANDS, INC
filed 2011-08-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(516) 683-6000

(Registrant’s telephone number, including area code)

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 8, 2011 was 12,082,943.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$1,940	$3,351
Accounts receivable, less allowances of $5,504 at 2011 and $12,611 at 2010	58,924	72,795
Inventory (Note A)	110,506	99,935
Deferred income taxes (Note G)	1,124	1,124
Prepaid expenses and other current assets	4,729	5,048

TOTAL CURRENT ASSETS	177,223	182,253

PROPERTY AND EQUIPMENT, net	34,458	36,093
INTANGIBLE ASSETS, net (Note C)	30,504	30,818
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note B)	25,708	24,068
OTHER ASSETS	4,469	4,354

TOTAL ASSETS	$272,362	$277,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note D)	$—	$4,100
Accounts payable	20,807	19,414
Accrued expenses	23,375	31,962
Income taxes payable (Note G)	182	5,036

TOTAL CURRENT LIABILITIES	44,364	60,512

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	14,416	14,482
DEFERRED INCOME TAXES (Note G)	1,603	1,429
REVOLVING CREDIT FACILITY (Note D)	17,354	10,000
TERM LOAN (Note D)	40,000	40,000
4.75% CONVERTIBLE SENIOR NOTES (Note D)	24,021	23,557

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,082,943 in 2011 and 12,064,543 in 2010	121	121
Paid-in capital	132,789	131,350
Retained earnings	1,823	1,312
Accumulated other comprehensive (loss)	(4,129)	(5,177)

TOTAL STOCKHOLDERS’ EQUITY	130,604	127,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,362	$277,586

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$90,371	$86,889	$182,144	$175,625

Cost of sales	56,325	52,942	114,708	106,894
Distribution expenses	9,306	9,597	20,246	19,730
Selling, general and administrative expenses	20,389	21,828	42,862	43,952

Income from operations	4,351	2,522	4,328	5,049

Interest expense (Note D)	(2,039)	(2,644)	(4,018)	(5,073)
Loss on early retirement of debt (Note D)	—	(764)	—	(764)

Income (loss) before income taxes and equity in earnings	2,312	(886)	310	(788)

Income tax provision (Note G)	(1,108)	(573)	(520)	(612)
Equity in earnings, net of taxes (Note B)	859	478	1,324	1,148

NET INCOME (LOSS)	$2,063	$(981)	$1,114	$(252)

BASIC INCOME (LOSS) PER COMMON SHARE (Note F)	$0.17	$(0.08)	$0.09	$(0.02)

DILUTED INCOME (LOSS) PER COMMON SHARE (Note F)	$0.17	$(0.08)	$0.09	$(0.02)

Cash dividends declared per common share	$0.025	—	$0.050	—

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$1,114	$(252)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,015	5,000
Amortization of debt discount	464	1,357
Deferred rent	(21)	286
Stock compensation expense	1,423	1,400
Undistributed equity earnings	(858)	(750)
Loss on early retirement of debt (Note D)	—	764
Changes in operating assets and liabilities:
Accounts receivable, net	13,871	8,943
Inventory	(10,571)	(10,762)
Prepaid expenses, other current assets and other assets	643	99
Accounts payable, accrued expenses and other liabilities	(7,485)	6,892
Prepaid income taxes	—	(951)
Income taxes payable	(4,854)	(906)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,259)	11,120

INVESTING ACTIVITIES
Purchases of property and equipment, net	(2,066)	(1,251)

NET CASH USED IN INVESTING ACTIVITIES	(2,066)	(1,251)

FINANCING ACTIVITIES
Proceeds from revolving credit facility (Note D)	3,254	58,828
Proceeds from term loan (Note D)	—	10,000
Repayments of prior credit facility, net (Note D)	—	(24,601)
Repurchase of 4.75% convertible senior notes (Note D)	—	(51,028)
Financing costs	—	(3,058)
Proceeds from the exercise of stock options	15	57
Excess tax benefits from the exercise of stock options	6	226
Payment of capital lease obligations	(59)	(89)
Cash dividend paid (Note J)	(302)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,914	(9,665)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,411)	204
Cash and cash equivalents at beginning of period	3,351	682

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,940	$886

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, markets and distributes a broad range of consumer products used in the home, including kitchenware, tabletop, home décor and lifestyle products, and markets its products under a number of brand names and trademarks, which are either owned or licensed. The Company markets and sells its products principally on a wholesale basis to retailers throughout North America. The Company also markets and sells certain products directly to the consumer through its Pfaltzgraff®, Mikasa®, Housewares Deals™ and Lifetime Sterling™ Internet websites.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Revenue recognition

Wholesale sales and Retail Direct sales are recognized when title passes to the customer. Wholesale sales are recognized at shipping point and Retail Direct sales are recognized upon delivery to the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $274,000 and $386,000 for the three months ended June 30, 2011 and 2010, respectively, and $729,000 and $904,000 for the six months ended June 30, 2011 and 2010, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced by the lower of cost (first-in, first-out basis) or market method. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment. If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of the inventory to its net realizable value.

The components of inventory are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Finished goods	$106,730	$96,375
Work in process	2,066	1,890
Raw materials	1,710	1,670

Total	$110,506	$99,935

Fair value measurements

ASC Topic No. 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s condensed consolidated financial statements relate to the Company’s convertible senior notes described in Note D.

Fair value of financial instruments

The Company determined the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility approximate fair value since such borrowings bear interest at variable market rates. The fair value of the Company’s $24.1 million 4.75% Convertible Senior Notes (the “Notes”) at June 30, 2011 was $24.1 million and was determined based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system at June 30, 2011.

Health insurance

The Company offers health benefits to its employees under plans, a substantial portion of which has been self insured since February 2011. The self-insured plan is administered by a third party and the Company purchases stop loss coverage. The Company accrues for unpaid reported claims and estimated claims incurred but not yet reported. Although management believes its estimate for accrued medical claims inclusive of claims incurred but not yet reported is reasonable, actual claims may vary significantly from the estimate.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE B — EQUITY INVESTMENTS

The Company owns a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six month periods ended June 30, 2011 and 2010 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 11.78 and MXN 12.83 at June 30, 2011 and 2010, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average daily exchange rate of MXN 11.74 and MXN 12.55 during the three months ended June 30, 2011 and 2010, respectively, and MXN 11.91 and MXN 12.66 during the six months ended June 30, 2011 and 2010, respectively. The effect of the translation of the Company’s investment resulted in an increase to the investment balance of $1.0 million during the six months ended June 30, 2011 and a decrease to the investment balance of $130,000 during the six months ended June 30, 2010 (also see Note J). These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at June 30, 2011 and December 31, 2010 are amounts due from Vasconia of $111,000 and $102,000, respectively. During the three months ended June 30, 2011, the Company received a cash dividend of $466,000 from Vasconia related to its 2010 earnings, which is accounted for as a reduction to the cost basis of the investment.

Summarized income statement information for Vasconia in USD and MXN is as follows:

	Three Months Ended June 30,
	2011		2010
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$30,909	$362,784	$25,326	$317,802
Gross Profit	8,364	98,168	7,694	96,548
Income from operations	3,127	36,697	3,370	42,284
Net Income	2,116	24,838	1,801	22,599

	Six Months Ended June 30,
	2011		2010
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$59,480	$708,261	$50,464	$638,927
Gross Profit	16,447	195,905	15,023	190,169
Income from operations	6,452	76,903	6,904	87,430
Net Income	4,247	50,606	4,117	52,191

The Company recorded equity in earnings of Vasconia, net of taxes, of $544,000 and $478,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

The Company also has a 50% joint venture investment in World Alliance Enterprises Limited, a Hong-Kong based company that primarily sells kitchenware and cutlery products to retailers other than in North and South America. During the three months ended June 30, 2011, the Company recorded equity in earnings of $315,000, net of taxes. This reflects the cumulative results of this investment through June 30, 2011. Operating activities of this investment for the remainder of 2011 is expected to be immaterial.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE C — INTANGIBLE ASSETS

Intangible assets, all of which relate to the Company’s Wholesale segment, consist of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trade names	$19,433	$—	$19,433	$19,433	$—	$19,433

Finite-lived intangible assets:
Licenses	15,847	(6,413)	9,434	15,847	(6,186)	9,661
Trade names	2,477	(1,309)	1,168	2,477	(1,267)	1,210
Customer relationships	586	(558)	28	586	(530)	56
Patents	584	(143)	441	584	(126)	458

Total	$38,927	$(8,423)	$30,504	$38,927	$(8,109)	$30,818

NOTE D — DEBT

Revolving Credit Facility

The Company has a $125.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.25% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.25% to 2.75%. The respective margin is based upon availability. In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately 58.1% of the total facility commitment at June 30, 2011.

At June 30, 2011, the Company had $1.4 million of open letters of credit and $17.4 million of borrowings outstanding under the Revolving Credit Facility. Interest rates on outstanding borrowings at June 30, 2011 ranged from 2.50% to 4.50%.

Pursuant to the provisions of ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at June 30, 2011, the Company classified the Revolving Credit Facility as a long-term liability based on the Company’s intent and ability to repay the loan. Repayments are planned to the extent that such anticipated cash flows are generated, although the Company is not obligated to repay any portion of the debt until maturity of the facility in June 2015, provided that availability exists under the facility. The Company expects that it will continue to borrow (subject to availability) and repay funds under the facility based on corporate requirements including, but not limited to, working capital needs.

During the quarter ended June 30, 2010, the Company recognized a loss before income taxes of approximately $408,000 in connection with the repayment of the prior credit agreement, consisting of the write-off of unamortized debt issuance costs, which was included in loss on early retirement of debt in the accompanying condensed consolidated statements of operations.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE D — DEBT (continued)

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at June 30, 2011 was 10.0%.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for the trailing four fiscal quarters and limits capital expenditures to $7.5 million for the year ending December 31, 2011. The Company was in compliance with these financial covenants at June 30, 2011.

4.75% Convertible Senior Notes

At June 30, 2011, the Company had outstanding $24.1 million aggregate principal amount of the Notes due July 15, 2011. Pursuant to the provisions of ASC Topic No. 470-10, the Company classified the Notes as a long-term liability based on the Company’s intent and ability to repay the Notes with borrowings from the Revolving Credit Facility. On July 15, 2011, the Company retired the $24.1 million aggregate principal amount of the Notes with borrowings from the Revolving Credit Facility.

At June 30, 2011 and December 31, 2010, the carrying amounts of the debt and equity components of the Notes were as follows (in thousands):

	June 30, 2011	December 31, 2010
Carrying amount of equity component, net of tax	$8,262	$8,262

Principal amount of debt component	$24,100	$24,100
Unamortized discount	(79)	(543)

Carrying amount of debt component	$24,021	$23,557

The effective interest rate of the debt component was 9.02% at the date of issuance. Total interest expense recognized related to the Notes, including amortization of the debt discount and offering costs, was $587,000 and $1.6 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively.

Included in the loss on early retirement of debt in the accompanying condensed consolidated statement of operations was a loss before income taxes of $356,000 related to the debt component of the portion of the Notes repurchased in June 2010 and unamortized debt discount and issuance costs written off.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE E — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2011 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2011	2,219,200	$12.46
Grants	376,500	11.16
Exercises	(4,500)	3.26
Cancellations	(9,300)	12.40

Options outstanding, June 30, 2011	2,581,900	12.29	6.75	$7,572,163

Options exercisable, June 30, 2011	1,376,950	13.73	5.25	4,745,023

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2011. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2011 and the exercise price.

The total intrinsic value of stock options exercised for the six months ended June 30, 2011 and 2010 was $41,000 and $234,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $675,000 and $741,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.4 million for both the six months ended June 30, 2011 and 2010.

Total unrecognized compensation cost related to unvested stock options at June 30, 2011, before the effect of income taxes, was $5.6 million and is expected to be recognized over a weighted-average period of 1.88 years.

During the three months ended, June 30, 2011, the Company granted an aggregate of 13,900 shares of restricted stock to its independent directors as part of their annual retainer that vests 100% one year from the date of grant. The restricted stock had a fair value of $150,000 at the grant date that will be recognized in expense over the one year vesting period. On August 4, 2011, the Company granted an aggregate of 7,500 shares of restricted stock to its independent directors that vests one year from the date of grant. The restricted stock had a fair value of $80,000 at the grant date that will be recognized in expense over the one year vesting period.

At June 30, 2011, there were 352,826 shares available for grants of awards under the Company’s 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE F — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net income (loss) - basic	$2,063	$(981)	$1,114	$(252)
Net interest expense, 4.75% Convertible Senior Notes	—	—	—	—

Net income (loss) - diluted	$2,063	$(981)	$1,114	$(252)

Weighted-average shares outstanding – basic	12,070	12,027	12,068	12,021
Effect of dilutive securities:
Stock options	416	—	427	—
4.75% Convertible Senior Notes	—	—	—	—

Weighted-average shares outstanding – diluted	12,486	12,027	12,495	12,021

Basic income (loss) per common share	$0.17	$(0.08)	$0.09	$(0.02)

Diluted income (loss) per common share	$0.17	$(0.08)	$0.09	$(0.02)

The computation of diluted income (loss) per common share for the three months ended June 30, 2011 and 2010 excludes: (i) options to purchase 1,146,150 shares and 2,310,650 shares, respectively; and (ii) 860,714 shares and 2,405,141 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense, respectively. The computation of diluted income (loss) per common share for the six months ended June 30, 2011 and 2010 excludes: (i) options to purchase 1,756,075 shares and 1,504,075 shares, respectively; and (ii) 860,714 shares and 2,541,101 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense, respectively. The above shares were excluded due to their antidilutive effects.

NOTE G — INCOME TAXES

As of December 31, 2010, the Company had fully utilized the Federal net operating loss and other credit carryforwards generated in previous years. The Company has generated various state net operating loss carryforwards of $8.6 million that will begin to expire in 2014. The Company has net operating losses in foreign jurisdictions of $4.0 million that will begin to expire in 2013. In accordance with ASC Topic No. 740, Income Taxes, the Company has offset its total deferred tax assets with certain deferred tax liabilities that are expected to reverse in the carryforward period. As of December 31, 2010, management had determined that it was “more likely than not” that certain deferred tax assets would be realized and the corresponding valuation allowance had been released based on the Company’s ability to utilize deferred tax assets currently and the expected future use of temporary differences in the carryback period. The Company did not release any valuation allowance during the six months ended June 30, 2011 as the evaluation of the realization of deferred tax assets was unchanged.

The estimated value of the Company’s tax positions at June 30, 2011 is a liability of $407,000. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s liability would be reduced by $331,000, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $153,000 of its tax positions will be resolved within the next twelve months.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the six months ended June 30, 2011 and 2010.

NOTE H — BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale segment, the Company’s primary business, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals™ and Lifetime Sterling™ Internet websites.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net sales
Wholesale	$86,301	$81,530	$171,204	$163,640
Retail Direct	4,070	5,359	10,940	11,985

Total net sales	$90,371	$86,889	$182,144	$175,625

Income (loss) from operations
Wholesale	$7,136	$5,637	$10,050	$10,658
Retail Direct	(316)	(288)	(420)	(418)
Unallocated corporate expenses	(2,469)	(2,827)	(5,302)	(5,191)

Total income from operations	$4,351	$2,522	$4,328	$5,049

Depreciation and amortization
Wholesale	$(1,931)	$(2,435)	$(3,906)	$(4,954)
Retail Direct	(89)	(23)	(109)	(46)

Total depreciation and amortization	$(2,020)	$(2,458)	$(4,015)	$(5,000)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE I — CONTINGENCIES

Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace de Puerto Rico”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico, that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace. In July, 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO.

The Company has received no information and is not aware of any determination by the EPA that any remedial action is warranted for the Site; and, accordingly, is not able to estimate the extent of any possible liability.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE J — OTHER

Cash Dividends

In March 2011, the Company resumed the declaration of cash dividends on its outstanding shares of common stock. Dividends declared in 2011 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.025	March 4, 2011	May 2, 2011	May 16, 2011
$0.025	June 27, 2011	August 2, 2011	August 16, 2011

On May 16, 2011, the Company paid cash dividends of $302,000, which reduced retained earnings. In the three months ended June 30, 2011, the Company reduced retained earnings for the accrual of $302,000 relating to the dividend payable on August 16, 2011.

Supplemental cash flow information	Six Months Ended June 30,
	2011	2010
	(in thousands)
Supplemental disclosure of cash flow information:

Cash paid for interest	$3,471	$3,710
Cash paid for taxes	5,169	1,110

Non-cash investing activities:

Grupo Vasconia, S.A.B. translation adjustment	$(1,049)	$130

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE J — OTHER (continued)

Comprehensive income (loss)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$2,063	$(981)	$1,114	$(252)
Derivative fair value adjustment, net of taxes	—	—	—	57
Grupo Vasconia, S.A.B. foreign currency translation adjustment, net of taxes	(176)	(659)	1,049	(79)
Derivative hedge de-designation	—	97	—	207

Total comprehensive income (loss)	$1,887	$(1,543)	$2,163	$(67)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

August 5, 2011

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2010 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	General economic factors and political conditions;

•	Liquidity;

•	Supply chain;

•	Competition;

•	Customers;

•	Intellectual property;

•	Personnel;

•	Regulatory matters; and

•	Technology.

In 2011, the Company became subject to an additional risk of self insurance related to a substantial portion of health plans offered to employees. There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ABOUT THE COMPANY

The Company is one of North America’s leading resources for nationally branded kitchenware, tabletop, home décor and lifestyle products. The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, Mikasa®, KitchenAid®, Pfaltzgraff®, Melannco®, Elements® and Cuisinart®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands, and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment in which the Company markets and sells to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals™ and Lifetime Sterling™ Internet websites.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), a leading Mexican housewares company. The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. The Agreement also provides a mechanism whereby, through December 2012, the Company is able to acquire from certain shareholders of Vasconia a controlling interest in Vasconia; subject to such shareholders electing not to sell their interest and, instead, acquiring the Company’s shares or Vasconia repurchasing the Company’s shares. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI.

The Company has a 50% joint venture investment in World Alliance Enterprises Limited, a Hong-Kong based company that primarily sells kitchenware and cutlery products to retailers other than in North and South America.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K dated December 31, 2010, other than estimates related to the Company’s self insurance of certain portions of its health insurance plan beginning in 2011. The Company maintains an estimated accrual for unpaid claims and claims incurred but not reported (IBNR). Although management believes that it uses the best information available to estimate IBNR, actual claims may vary significantly from estimated claims.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	62.3	60.9	63.0	60.9
Distribution expenses	10.3	11.0	11.1	11.2
Selling, general and administrative expenses	22.6	25.1	23.6	25.1

Income from operations	4.8	3.0	2.3	2.8
Interest expense	(2.2)	(3.0)	(2.2)	(2.9)
Loss on early retirement of debt	—	(0.9)	—	(0.5)

Income (loss) before income taxes and equity in earnings	2.6	(0.9)	0.1	(0.6)
Income tax provision	(1.2)	(0.7)	(0.3)	(0.3)
Equity in earnings, net of tax	1.0	0.6	0.7	0.6

Net income (loss)	2.4%	(1.0)%	0.5%	(0.3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2010

Net Sales

Net sales for the three months ended June 30, 2011 were $90.4 million, an increase of 4.0% as compared to net sales of $86.9 million for the corresponding period in 2010.

Net sales for the Wholesale segment for the three months ended June 30, 2011 were $86.3 million, an increase of $4.8 million or 5.9%, as compared to net sales of $81.5 million for the corresponding period in 2010. Net sales for the Company’s Kitchenware product category increased by approximately $6.4 million for the three months ended June 30, 2011 as compared to the corresponding period in 2010. The increase in the Company’s Kitchenware product category was primarily attributable to increased volumes due, in part, to successful new programs and promotions during the period as compared to the corresponding period in 2010. Net sales for the Company’s Tabletop product category increased approximately $3.1 million for the three months ended June 30, 2011 as compared to the corresponding period in 2010. The Tabletop product category sales increase was primarily attributable to higher volumes related to the success of certain dinnerware lines and promotions of dinnerware. Net sales for the Company’s Home Décor product category decreased approximately $4.7 million for the three months ended June 30, 2011 as compared to the corresponding period in 2010. The decrease in sales for the Company’s Home Décor product category reflects lower volumes due, in part, to certain sales programs in 2010 not repeated in the 2011 period as well as reductions in certain customer inventory levels.

Net sales for the Retail Direct segment for the three months ended June 30, 2011 were $4.1 million, a decrease of $1.3 million, or 24.1%, as compared to $5.4 million for the corresponding period in 2010. The decrease in net sales was primarily attributable to a reduction in promotional activities and the Company’s decision to terminate its print consumer catalog.

Cost of sales

Cost of sales for the three months ended June 30, 2011 was $56.3 million as compared to $52.9 million for the corresponding period in 2010. Cost of sales as a percentage of net sales was 62.3% for the three months ended June 30, 2011 as compared to 60.9% for the corresponding period in 2010.

Cost of sales as a percentage of net sales for the Wholesale segment was 63.8% for the three months ended June 30, 2011 as compared to 62.8% for the corresponding period in 2010. Gross margin declined in the three months ended June 30, 2011 reflecting changes in product mix.

Cost of sales as a percentage of net sales for the Retail Direct segment decreased to 32.0% for the three months ended June 30, 2011 from 33.2% for the corresponding period in 2010. Gross margin increased in the three months ended June 30, 2011 as a result of reduced promotional activities which favorably affected margins during the 2011 period.

Distribution expenses

Distribution expenses for the three months ended June 30, 2011 were $9.3 million compared to $9.6 million for the corresponding period in 2010. Distribution expenses as a percentage of net sales were 10.3% for the three months ended June 30, 2011 compared to 11.0% for the corresponding period in 2010.

Distribution expenses as a percentage of sales for the Wholesale segment, shipped from the Company’s warehouses, were 10.4% for the three months ended June 30, 2011 and the three months ended June 30, 2010.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.7% for the three months ended June 30, 2011 compared to 27.6% for the corresponding period in 2010. The percentage increase is the result of the decrease in sales during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 were $20.4 million, a decrease of 6.4%, from $21.8 million for the corresponding period in 2010.

Selling, general and administrative expenses for the three months ended June 30, 2011 for the Wholesale segment were $16.0 million, a decrease of $0.6 million or 3.6%, from $16.6 million for the corresponding period in 2010. As a percentage of net sales, selling, general and administrative expenses were 18.5% for the three months ended June 30, 2011 compared to 20.4% for the corresponding period in 2010. The decrease was primarily attributable to lower office related expenses.

Selling, general and administrative expenses for the three months ended June 30, 2011 for the Retail Direct segment were $1.9 million as compared to $2.4 million for the corresponding period in 2010. The decrease was primarily attributable to a decrease in employee, selling and office related expenses associated with the Company’s decision to terminate its print consumer catalog.

Unallocated corporate expenses for the three months ended June 30, 2011 and 2010 were $2.5 million and $2.8 million, respectively. The decrease was attributable primarily to a reduction in certain professional fees during the 2011 period as compared to the corresponding period in 2010.

Interest expense

Interest expense for the three months ended June 30, 2011 was $2.0 million compared to $2.6 million for the corresponding period in 2010. The decrease in interest expense in the 2011 period was attributable to lower average borrowings and lower interest rates as compared to those in the corresponding period in 2010.

Loss on early retirement of debt

In June 2010, the Company refinanced its prior revolving credit facility and repurchased $50.9 million principal amount of its Notes. In connection therewith, the Company recorded a non-cash pre-tax charge of approximately $764,000 consisting primarily of the write-off of deferred financing costs and unamortized debt discount related to these debt instruments.

Income tax provision

The income tax provision for the three months ended June 30, 2011 was $1.1 million as compared to $573,000 for the corresponding period in 2010. The Company’s effective tax rate for the three months ended June 30, 2011 was 47.9% as compared to 64.7% for the corresponding period in 2010. The effective tax rate for the quarter ended June 30, 2011 reflects taxes on income derived from U.S. sources. The rate is higher than the statutory rate primarily as a result of foreign losses without benefit as their use is limited. For the three months ended June 30, 2010, the effective tax rate reflects an expense for certain deferred taxes that reversed as a result of the repurchase of the Notes and the corresponding change in valuation allowance.

Equity in earnings

Equity in the earnings of Grupo Vasconia was $544,000 and $478,000 for the three months ended June 30, 2011 and 2010, respectively. Grupo Vasconia reported income from operations for the 2011 quarter of $3.1 million as compared to $3.4 million for the corresponding period in 2010 and net income of $2.1 million compared to $1.8 million for the corresponding period in 2010. Net income in the 2011 period reflects higher sales and gross margins related to kitchenware products and improved results related to more effective hedging activities as compared to the corresponding period in 2010, which were partially offset by lower margins related to sales of aluminum disks reflecting an increase in the cost of aluminum.

Equity in earnings for the three months ended June 30, 2011 also includes $315,000 derived from the 50% joint venture investment in World Alliance Enterprises Limited. This reflects the cumulative results of this investment through June 30, 2011. Operating activities of this investment for the remainder of 2011 are expected to be immaterial.

SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2010

Net Sales

Net sales for the six months ended June 30, 2011 were $182.1 million, an increase of 3.7%, as compared to net sales of $175.6 million for the corresponding period in 2010.

Net sales for the Wholesale segment for the six months ended June 30, 2011 were $171.2 million, an increase of $7.6 million or 4.6%, as compared to $163.6 million for the corresponding period in 2010. Net sales for the Wholesale segment included $3.4 million of sales of excess sterling silver inventory and silver products produced under manufacturing contracts, an increase of $2.8 million over the corresponding period in 2010. Net sales for the Company’s Kitchenware product category increased by approximately $6.1 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010. The increase in the Company’s Kitchenware product category was primarily attributable to increased volumes due, in part, to successful new programs and promotions during the period as compared to the corresponding period in 2010. Net sales for the Company’s Tabletop product category increased approximately $7.9 million (including the $2.8 million increase in sales from excess sterling silver finished goods inventory and sterling silver products produced under manufacturing contracts) for the six months ended June 30, 2011 as compared to the corresponding period in 2010. Excluding the sterling silver product sales noted above, the Tabletop product category sales increase was primarily attributable to higher volumes related to the success of certain dinnerware lines and promotions of dinnerware. Net sales for the Company’s Home Décor product category decreased approximately $6.4 million for the six months ended June 30, 2011 as compared to the corresponding period in 2010. The decrease in sales from the Company’s Home Décor product category reflects lower volumes due, in part, to certain sales programs in 2010 not repeated in the 2011 period.

Net sales for the Retail Direct segment for the six months ended June 30, 2011 were $10.9 million, a decrease of $1.1 million or 9.2%, as compared to $12.0 million for the corresponding period in 2010. The decrease in net sales was primarily attributable to a reduction in promotional activities and the Company’s decision to terminate its print consumer catalog.

Cost of sales

Cost of sales for the six months ended June 30, 2011 was $114.7 million as compared to $106.9 million for the corresponding period in 2010. Cost of sales as a percentage of net sales was 63.0% for the six months ended June 30, 2011 as compared to 60.9% for the corresponding period in 2010.

Cost of sales as a percentage of net sales for the Wholesale segment was 64.9% for the six months ended June 30, 2011 as compared to 62.9% for the corresponding period in 2010. Gross margin decreased in the six months ended June 30, 2011 reflecting changes in product mix and increased low margin sales of excess inventory and products produced under manufacturing contracts. Gross margin in the 2010 period benefited from favorable product mix and lower royalty expenses as the Company allowed unprofitable licenses to expire.

Cost of sales as a percentage of net sales for the Retail Direct segment decreased to 33.1% for the six months ended June 30, 2011 from 33.3% for the corresponding period in 2010. The increase in gross margin was due to reduced promotional activities which favorably affected margins during the period.

Distribution expenses

Distribution expenses for the six months ended June 30, 2011 were $20.2 million as compared to $19.7 million for the corresponding period in 2010. Distribution expenses as a percentage of net sales were 11.1% for the six months ended June 30, 2011 compared to 11.2% for the corresponding period in 2010.

Distribution expenses as a percentage of sales for the Wholesale segment, shipped from the Company’s warehouses, were 10.6% for the six months ended June 30, 2011 as compared to 10.1% for the corresponding period in 2010. The increase is the result of additional equipment rental expenses and higher freight-out costs.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.1% for the six months ended June 30, 2011 as compared to 28.1% for the corresponding period in 2010. The percentage increase is the result of the decrease in sales during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 were $42.9 million, a decrease of 2.5%, as compared to $44.0 million for the corresponding period in 2010.

Selling, general and administrative expenses for the six months ended June 30, 2011 for the Wholesale segment were $33.0 million, a decrease of $0.7 million or 2.1%, as compared to $33.7 million for the corresponding period in 2010. As a percentage of net sales, selling, general and administrative expenses were 19.3% for the six months ended June 30, 2011 as compared to 20.6% for the corresponding period in 2010. The decrease was attributable to a reduction in bad debt expense and lower office related expenses.

Selling, general and administrative expenses for the six months ended June 30, 2011 for the Retail Direct segment were $4.6 million as compared to $5.1 million for the corresponding period in 2010. The decrease was primarily attributable to a decrease in employee, selling and office related expenses associated with the Company’s decision to terminate its print consumer catalog.

Unallocated corporate expenses for the six months ended June 30, 2011 and 2010 were $5.3 million and $5.2 million, respectively. The increase in the 2011 period was primarily attributable to an increase in employee expenses which was offset by a decrease in certain professional fees.

Interest expense

Interest expense for the six months ended June 30, 2011 was $4.0 million as compared to $5.1 million for the corresponding period in 2010. The decrease in interest expense was primarily attributable to lower average borrowings and lower interest rates in the 2011 period.

Loss on early retirement of debt

In June 2010, the Company refinanced its prior revolving credit facility and repurchased $50.9 million principal amount of its Notes. In connection therewith, the Company recorded a non-cash pre-tax charge of approximately $764,000 consisting primarily of the write-off of deferred financing costs and unamortized debt discount related to these debt instruments.

Income tax provision

The income tax provision for the six months ended June 30, 2011 was $520,000 as compared to $612,000 for the corresponding period in 2010. The Company’s effective tax rate for the six months ended June 30, 2011 was 167.7% as compared to 77.7% for the corresponding period in 2010. The effective tax rate in the six months ended June 30, 2011 reflects taxes on income derived from U.S. sources. The rate is higher than the statutory rate primarily as a result of foreign losses without benefit as their use is limited. The income tax provision for the six months ended June 30, 2010 reflects an expense for certain deferred taxes that reversed as a result of the repurchase of the Notes and the corresponding change in valuation allowance.

Equity in earnings

Equity in the earnings of Grupo Vasconia was $1.0 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Grupo Vasconia reported income from operations for the six months ended June 30, 2011 of $6.5 million as compared to $6.9 million for the corresponding period in 2010 and net income of $4.2 million as compared to $4.1 million for the corresponding period in 2010. Net income in the 2011 period reflects higher sales and gross margins related to kitchenware products and improved results related to more effective hedging activities as compared to the corresponding period in 2010, which were partially offset by lower margins related to sales of aluminum disks reflecting an increase in the cost of aluminum.

Equity in earnings for the six months ended June 30, 2011 also includes $315,000 derived from the 50% joint venture investment in World Alliance Enterprises Limited. This reflects the cumulative results of this investment through June 30, 2011. Operating activities of this investment for the remainder of 2011 are expected to be immaterial.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

Revolving Credit Facility

The Company has a $125.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A. At June 30, 2011, borrowings outstanding under the Revolving Credit Facility were $17.4 million and open letters of credit were $1.4 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.25% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.25% to 2.75%. The respective margin is based upon availability. Interest rates on outstanding borrowings at June 30, 2011 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately 58.1% of the total loan commitment at June 30, 2011. On July 15, 2011, the Company retired the $24.1 million aggregate principal amount of the Notes with borrowings from the Revolving Credit Facility.

Pursuant to the provisions of ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at June 30, 2011 the Company classified the Revolving Credit Facility as a long-term liability based on the Company’s intent and ability to repay the loan from cash flows from operations which are not expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs or general economic conditions. The Company expects that it will continue to borrow and repay funds under the facility based on working capital needs which is subject to availability.

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at June 30, 2011 was 10.0%.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for the trailing four fiscal quarters and limited capital expenditures to $7.5 million for the year ending December 31, 2011. The Company was in compliance with these financial covenants at June 30, 2011.

Consolidated EBITDA for the four quarters ended June 30, 2011 was $41.3 million and was determined as follows:

Consolidated EBITDA for the four quarters ended June 30, 2011
(in thousands)
Three months ended June 30, 2011	$7,512
Three months ended March 31, 2011	2,720
Three months ended December 31, 2010	17,544
Three months ended September 30, 2010	13,529

Total for the four quarters	$41,305

Capital expenditures for the six months ended June 30, 2011 were $2.1 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income (loss) as reported to Consolidated EBITDA for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss) as reported	$2,063	$(981)	$1,114	$(252)
Subtract out:
Undistributed equity earnings	(393)	(82)	(858)	(752)
Add back:
Income tax provision	1,108	573	520	612
Interest expense	2,039	2,644	4,018	5,073
Depreciation and amortization	2,020	2,458	4,015	5,000
Stock compensation expense	675	741	1,423	1,400
Loss on early retirement of debt	—	764	—	764

Consolidated EBITDA	$7,512	$6,117	$10,232	$11,845

Convertible Notes

At June 30, 2011, the Company had outstanding $24.1 million aggregate principal amount of 4.75% Convertible Senior Notes (the “Notes”) due July 15, 2011. Pursuant to the provisions of ASC Topic No. 470-10, the Company classified the Notes as a long-term liability based on the Company’s intent and ability to repay the Notes with borrowings from the Revolving Credit Facility. On July 15, 2011, the Company retired the $24.1 million aggregate principal amount of the Notes with borrowings from the Revolving Credit Facility.

Operating activities

Cash used in operating activities was $2.3 million for the six months ended June 30, 2011 as compared to cash provided by operating activities of $11.1 million for the corresponding period in 2010. The decrease was primarily attributable to a decrease in accounts payable and payment of income taxes partially offset by a decrease in accounts receivable.

Investing activities

Cash used in investing activities was $2.1 million for the six months ended June 30, 2011 as compared to $1.3 million for the corresponding period in 2010. The increase was primarily attributable to computer software and hardware purchases as well as equipment purchases for the Company’s distribution facilities.

Financing activities

Cash provided by financing activities was $2.9 million for the six months ended June 30, 2011 as compared to cash used in financing activities of $9.7 million for the corresponding period in 2010. In the 2011 period, net proceeds from the Company’s borrowings were $3.3 million as compared to $44.2 million for the corresponding period in 2010. In the 2010 period, the Company entered into the Revolving Credit Facility and Term Loan and utilized funds from these new facilities to repay amounts outstanding under the Company’s prior credit facility and repurchase $50.9 million principal amount of its Notes. On July 15, 2011, the Company retired the $24.1 million aggregate principal amount of the Notes with proceeds from the Revolving Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. The Company’s Revolving Credit Facility bears interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has foreign operations through its equity investments which have operations in Mexico and Hong Kong; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates on equity income.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2011, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace de Puerto Rico”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico, that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace. In July, 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO.

The Company has received no information and is not aware that the EPA has determined that any remedial action is warranted; and, accordingly, is not able to estimate the extent of any possible liability.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2010 Annual Report on Form 10-K, other than for the addition of a risk related to the Company’s self insurance of a substantial portion of its health plans beginning in 2011.

Item 6. Exhibits

Exhibit No.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 8, 2011
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	August 8, 2011
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)