Form 10-Q
period 2011-09-30
LIFETIME BRANDS, INC
filed 2011-11-09
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2011 was 12,389,396.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)

ASSETS
CURRENT ASSETS

Cash and cash equivalents	$760	$3,351
Accounts receivable, less allowances of $4,509 at 2011 and $12,611 at 2010	96,162	72,795
Inventory (Note A)	123,158	99,935
Prepaid expenses and other current assets	4,647	5,048
Deferred income taxes (Note G)	1,124	1,124
Income taxes receivable (Note G)	1,050	—

TOTAL CURRENT ASSETS	226,901	182,253

PROPERTY AND EQUIPMENT, net	33,858	36,093
INTANGIBLE ASSETS, net (Note C)	30,358	30,818
INVESTMENT IN GRUPO VASCONIA, S.A.B. (Note B)	23,450	24,068
OTHER ASSETS	4,160	4,354

TOTAL ASSETS	$318,727	$277,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note D)	$—	$4,100
Accounts payable	27,198	19,414
Accrued expenses	32,776	31,962
Income taxes payable (Note G)	—	5,036

TOTAL CURRENT LIABILITIES	59,974	60,512

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	14,368	14,482
DEFERRED INCOME TAXES (Note G)	2,189	1,429
REVOLVING CREDIT FACILITY (Note D)	66,745	10,000
TERM LOAN (Note D)	40,000	40,000
4.75% CONVERTIBLE SENIOR NOTES (Note D)	—	23,557

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,092,943 in 2011 and 12,064,543 in 2010	121	121
Paid-in capital	133,481	131,350
Retained earnings	9,356	1,312
Accumulated other comprehensive loss	(7,507)	(5,177)

TOTAL STOCKHOLDERS’ EQUITY	135,451	127,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,727	$277,586

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$124,663	$124,918	$306,807	$300,543

Cost of sales	80,424	78,762	195,132	185,656
Distribution expenses	10,352	11,312	30,598	31,042
Selling, general and administrative expenses	23,589	24,615	66,451	68,567

Income from operations	10,298	10,229	14,626	15,278

Interest expense (Note D)	(1,789)	(2,090)	(5,807)	(7,163)
Loss on early retirement of debt (Note D)	—	—	—	(764)

Income before income taxes and equity in earnings	8,509	8,139	8,819	7,351

Income tax provision (Note G)	(2,089)	(2,390)	(2,609)	(3,002)
Equity in earnings, net of taxes (Note B)	1,113	836	2,437	1,984

NET INCOME	$7,533	$6,585	$8,647	$6,333

BASIC INCOME PER COMMON SHARE (Note F)	$0.62	$0.55	$0.72	$0.53

DILUTED INCOME PER COMMON SHARE (Note F)	$0.60	$0.52	$0.69	$0.51

Cash dividends declared per common share	—	—	$0.05	—

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$8,647	$6,333
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,061	7,518
Amortization of debt discount	543	1,577
Deferred rent	(41)	296
Deferred income taxes	573	—
Stock compensation expense	2,105	2,182
Undistributed equity earnings	(1,971)	(1,588)
Loss on early retirement of debt (Note D)	—	764
Changes in operating assets and liabilities:
Accounts receivable, net	(23,367)	(27,167)
Inventory	(23,223)	(22,370)
Prepaid expenses, other current assets and other assets	1,040	(98)
Accounts payable, accrued expenses and other liabilities	8,601	21,969
Income taxes payable	(6,094)	470

NET CASH USED IN OPERATING ACTIVITIES	(27,126)	(10,114)

INVESTING ACTIVITIES
Purchases of property and equipment, net	(3,366)	(2,311)

NET CASH USED IN INVESTING ACTIVITIES	(3,366)	(2,311)

FINANCING ACTIVITIES
Proceeds from revolving credit facility (Note D)	52,645	52,677
Proceeds from term loan (Note D)	—	40,000
Repayments of prior credit facility, net (Note D)	—	(24,601)
Repurchase of 4.75% convertible senior notes (Note D)	(24,100)	(51,028)
Financing costs	—	(3,185)
Excess tax benefits from exercise of stock options	8	98
Proceeds from exercise of stock options	26	71
Payment of capital lease obligations	(74)	(125)
Cash dividend paid (Note J)	(604)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,901	13,907

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,591)	1,482
Cash and cash equivalents at beginning of period	3,351	682

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$760	$2,164

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Revenue recognition

Wholesale sales and Retail Direct sales are recognized when title passes to the customer. Wholesale sales are recognized at shipping point and Retail Direct sales are recognized upon delivery to the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $254,000 and $540,000 for the three months ended September 30, 2011 and 2010, respectively, and $983,000 and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

The Company offers various sales incentives and promotional programs to its customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements are reflected as reductions in net sales in the Company’s condensed consolidated statements of operations.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The components of inventory are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Finished goods	$119,187	$96,375
Work in process	2,284	1,890
Raw materials	1,687	1,670

Total	$123,158	$99,935

Fair value of financial instruments

The Company determined the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility and term loan approximate fair value since such borrowings bear interest at variable market rates.

Health insurance

The Company offers health benefits to its employees under plans, a substantial portion of which has been self insured since February 2011. The self-insured plan is administered by a third party and the Company purchased stop loss coverage. The Company accrues for unpaid reported claims and estimated claims incurred but not yet reported. Although management believes its estimate for accrued medical claims inclusive of claims incurred but not yet reported is reasonable, actual claims may vary significantly from the estimate.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (“ASC”) Topic No. 220, Comprehensive Income. The updated guidance requires that all changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for interim and annual periods beginning after December 15, 2011. The guidance is limited to the form and content of the financial statements and disclosures, and the Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic No. 350, Intangibles – Goodwill and Other. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE B — EQUITY INVESTMENTS

The Company owns a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine month periods ended September 30, 2011 and 2010 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 13.77 and MXN 12.62 at September 30, 2011 and 2010, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rate of MXN 12.23 and MXN 12.79 during the three months ended September 30, 2011 and 2010, respectively, and MXN 12.03 to MXN 12.06 and MXN 12.71 to MXN 12.73 during the nine months ended September 30, 2011 and 2010, respectively. The effect of the translation of the Company’s investment resulted in a decrease of the investment of $2.3 million during the nine months ended September 30, 2011 and an increase in the investment of $421,000 during the nine months ended September 30, 2010 (also see Note J). These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at September 30, 2011 and December 31, 2010 are amounts due from Vasconia of $195,000 and $102,000, respectively. During the nine months ended September 30, 2011, the Company received a cash dividend of $466,000 from Vasconia related to its 2010 earnings, which is accounted for as a reduction to the cost basis of the investment.

Summarized income statement information for Vasconia in USD and MXN is as follows:

	00000000000	00000000000	00000000000	00000000000
	Three Months Ended September 30,
	2011		2010
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$38,051	$465,452	$29,007	$371,124
Gross Profit	10,760	131,619	8,214	105,088
Income from operations	5,281	64,598	4,153	53,135
Net Income	3,796	46,437	2,958	37,846

	00000000000	00000000000	00000000000	00000000000
	Nine Months Ended September 30,
	2011		2010
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$97,531	$1,173,713	$79,471	$1,010,051
Gross Profit	27,207	327,524	23,237	295,257
Income from operations	11,733	141,501	11,057	140,565
Net Income	8,043	97,043	7,075	90,037

The Company recorded equity in earnings of Vasconia, net of taxes, of $980,000 and $836,000 for the three months ended September 30, 2011 and 2010, respectively, and $2.0 million for both the nine months ended September 30, 2011 and 2010.

The Company also has a 50% joint venture investment in World Alliance Enterprises Limited, a Hong-Kong based company that primarily sells kitchenware and cutlery products to retailers other than in North and South America. During the three and nine month periods ended September 30, 2011, the Company recorded equity in earnings of $133,000 and $448,000, respectively. This reflects the cumulative results of this investment through September 30, 2011. Operating activities of this investment for the remainder of 2011 are expected to be immaterial.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE C — INTANGIBLE ASSETS

Intangible assets, all of which relate to the Company’s Wholesale segment, consist of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived intangible assets:
Trade names	$19,433	$—	$19,433	$19,433	$—	$19,433

Finite-lived intangible assets:
Licenses	15,847	(6,528)	9,319	15,847	(6,186)	9,661
Trade names	2,477	(1,329)	1,148	2,477	(1,267)	1,210
Customer relationships	586	(560)	26	586	(530)	56
Patents	584	(152)	432	584	(126)	458

Total	$38,927	$(8,569)	$30,358	$38,927	$(8,109)	$30,818

NOTE D — DEBT

Revolving Credit Facility

The Company has a $125.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.25% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.25% to 2.75%. The respective margins are based upon availability. In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately 45.5% of the total facility commitment at September 30, 2011. The Revolving Credit Facility was amended on October 28, 2011 (see Note K).

At September 30, 2011, the Company had $1.4 million of open letters of credit and $66.7 million of borrowings outstanding under the Revolving Credit Facility. Interest rates on outstanding borrowings at September 30, 2011 ranged from 2.75% to 4.50%.

Pursuant to the provisions of ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at September 30, 2011, the Company classified the Revolving Credit Facility as a long-term liability based on the Company’s intent and ability to repay the loan. Repayments are planned to the extent that such anticipated cash flows are generated, although the Company is not obligated to repay any portion of the debt until maturity of the facility in June 2015, provided that availability exists under the facility. The Company expects that it will continue to borrow (subject to availability) and repay funds under the facility based on corporate requirements including, but not limited to, working capital needs.

During the nine months ended September 30, 2010, the Company recognized a loss before income taxes of approximately $408,000 in connection with the repayment of the prior credit agreement, consisting of the write-off of unamortized debt issuance costs, which was included in loss on early retirement of debt in the accompanying condensed consolidated statements of operations.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE D — DEBT (continued)

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at September 30, 2011 was 10.0%. The Term Loan was amended on October 28, 2011 (see Note K).

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for the trailing four fiscal quarters and limits capital expenditures to $7.5 million for the year ending December 31, 2011. The Company was in compliance with these financial covenants at September 30, 2011.

4.75% Convertible Senior Notes

On July 15, 2011, the Company retired the $24.1 million aggregate principle amount of the convertible senior notes (the “Notes”) then outstanding with borrowings from the Revolving Credit Facility.

Included in the loss on early retirement of debt in the accompanying condensed consolidated statement of operations was a loss before income taxes of $356,000 related to the debt component of the portion of the Notes repurchased in June 2010 and unamortized debt discount and issuance costs written off.

NOTE E — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2011 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2011	2,219,200	$12.46
Grants	376,500	11.16
Exercises	(7,000)	3.69
Cancellations	(11,450)	13.29

Options outstanding, September 30, 2011	2,577,250	12.29	6.5	$5,194,688

Options exercisable, September 30, 2011	1,387,300	13.82	5.0	3,263,383

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2011. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2011 and the exercise price.

The total intrinsic value of stock options exercised for the nine months ended September 30, 2011 and 2010 was $56,000 and $283,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE E — STOCK COMPENSATION (continued)

The Company recognized stock compensation expense of $682,000 and $782,000 for the three months ended September 30, 2011 and 2010, respectively, and $2.1 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Total unrecognized compensation cost related to unvested stock options at September 30, 2011, before the effect of income taxes, was $5.0 million and is expected to be recognized over a weighted-average period of 1.67 years.

On June 16, 2011, the Company granted an aggregate of 13,900 shares of restricted stock to its independent directors as part of their annual retainer that vests 100% one year from the date of grant. The restricted stock had a fair value of $150,000 at the grant date that will be recognized in expense over the one year vesting period. On August 4, 2011, the Company granted an aggregate of 7,500 shares of restricted stock to its independent directors that vests one year from the date of grant. The restricted stock had a fair value of $80,000 at the grant date that will be recognized in expense over the one year vesting period.

At September 30, 2011, there were 347,476 shares available for grant.

NOTE F — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net income – basic	$7,533	$6,585	$8,647	$6,333

Net interest expense, 4.75% Convertible Senior Notes	83	330	—	—

Net income - diluted	$7,616	$6,915	$8,647	$6,333

Weighted-average shares outstanding – basic	12,089	12,048	12,075	12,030
Effect of dilutive securities:
Stock options	413	366	422	320
4.75% Convertible Senior Notes	140	861	—	—

Weighted-average shares outstanding – diluted	12,642	13,275	12,497	12,350

Basic income per common share	$0.62	$0.55	$0.72	$0.53

Diluted income per common share	$0.60	$0.52	$0.69	$0.51

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE F — INCOME PER COMMON SHARE (continued)

The computation of diluted income per common share for the three months ended September 30, 2011 and 2010 excludes options to purchase 1,550,500 shares and 628,500 shares, respectively. The computation of diluted income per common share for the nine months ended September 30, 2011 and 2010 excludes: (i) options to purchase 1,687,550 shares and 1,212,217 shares, respectively, and (ii) 617,949 shares and 1,974,817 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense, respectively. The above shares were excluded due to their antidilutive effects.

NOTE G — INCOME TAXES

As of December 31, 2010, the Company had fully utilized the Federal net operating loss and other credit carryforwards generated in previous years. The Company has generated various state net operating loss carryforwards of $8.6 million that will begin to expire in 2014. The Company has net operating losses in foreign jurisdictions of $2.8 million that will begin to expire in 2016. In accordance with ASC Topic No. 740, Income Taxes, the Company has offset its total deferred tax assets with certain deferred tax liabilities that are expected to reverse in the carryforward period. As of December 31, 2010, management had determined that it was “more likely than not” that certain deferred tax assets would be realized and the corresponding valuation allowances were released based on the Company’s ability to utilize deferred tax assets currently and the expected future use of temporary differences in the carryback period.

The Company completed a transfer pricing study during the three months ended September 30, 2011 related to intercompany transactions with its Puerto Rico subsidiary. As a result of the transfer pricing study, the Company determined that it was “more likely than not” that the Puerto Rico subsidiary would recognize its deferred tax assets and released the related valuation allowance of $0.9 million during the three months ended September 30, 2011.

The estimated value of the Company’s tax positions at September 30, 2011 is a gross liability of $231,000. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s net liability would be reduced by $197,000, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Pennsylvania, New York and New Jersey. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009. The periods subject to examination for the Company’s major state jurisdictions are the years ended 2007 through 2010.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the nine months ended September 30, 2011 and 2010.

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

September 30, 2011

(unaudited)

NOTE H — BUSINESS SEGMENTS (continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net sales
Wholesale	$120,773	$118,765	$291,977	$282,405
Retail Direct	3,890	6,153	14,830	18,138

Total net sales	$124,663	$124,918	$306,807	$300,543

Income (loss) from operations
Wholesale	$14,143	$14,328	$24,193	$24,986
Retail Direct	(489)	(537)	(909)	(955)
Unallocated corporate expenses	(3,356)	(3,562)	(8,658)	(8,753)

Total income from operations	$10,298	$10,229	$14,626	$15,278

Depreciation and amortization
Wholesale	$(1,986)	$(2,495)	$(5,892)	$(7,449)
Retail Direct	(60)	(23)	(169)	(69)

Total depreciation and amortization	$(2,046)	$(2,518)	$(6,061)	$(7,518)

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO and the Company granted such access.

The Company is not aware of any determination by the EPA that any remedial action is warranted for the Site; and, accordingly, is not able to estimate the extent of any possible liability.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business, and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE J — OTHER

Dividends

In March 2011, the Company resumed the declaration of cash dividends on its outstanding shares of common stock. Dividends declared in 2011 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.025	March 4, 2011	May 2, 2011	May 16, 2011
$0.025	June 27, 2011	August 2, 2011	August 16, 2011

On May 16, 2011 and August 16, 2011, the Company paid cash dividends of $302,000 which reduced retained earnings.

Supplemental cash flow information

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Supplemental disclosure of cash flow information:

Cash paid for interest	$5,350	$5,569
Cash paid for taxes	7,690	1,192

Non-cash investing activities:

Grupo Vasconia, S.A.B. translation adjustment	$2,330	$(421)

Comprehensive income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$7,533	$6,585	$8,647	$6,333
Derivative fair value adjustment, net of taxes	—	—	—	57
Grupo Vasconia, S.A.B. foreign currency translation adjustment, net of taxes	(3,379)	321	(2,330)	258
Derivative hedge de-designation	—	85	—	291
Interest rate swap termination	—	—	—	254

Total comprehensive income	$4,154	$6,991	$6,317	$7,193

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE K — SUBSEQUENT EVENTS

Revolving Credit Facility

On October 28, 2011, the Company amended the Revolving Credit Facility to increase the commitment of the lenders to $150.0 million and to, among other things, (i) increase the borrowing base limit for eligible trademarks to $25.0 million, (ii) revise the pricing grid margins for Alternative Base Rate loans to 1.0% to 1.75% and for Adjusted LIBO Rate and Overnight LIBO Rate loans to 2.0% to 2.75%, (iii) permit borrowings in multi-currencies, primarily U.S Dollars, Euros and Pounds Sterling, (iv) extend the maturity date to October 28, 2016, subject to certain conditions, (v) increase the expansion option which permits the Company, subject to certain conditions including the consent of the Term Loan lender, to increase the maximum borrowing up to $200.0 million, (vi) revise EBITDA (as defined) to provide for the add back of acquisition related expenses, (vii) limit the domestic and foreign borrowing base, (viii) increase limitations on foreign debt and (ix) increase the limit for investments.

Term Loan

On October 28, 2011, the Company amended the Term Loan to, among other things, (i) revise Permitted Acquisitions (as defined), for which the lender gives prior written consent, to (a) allow Permitted Non-Control Acquisitions and (b) reduce the limit on Permitted Acquisitions, (ii) increase the minimum consolidated EBITDA covenant for the trailing twelve month periods ending March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 and thereafter to $31.0 million, $31.0 million, $33.0 million and $34.0 million, respectively, (iii) increase the limit for other investments, (iv) increase limitations on foreign subsidiary debt, (v) revise EBITDA (as defined) to provide for the add back of acquisition related expenses, and (vi) revise the limitation on indebtedness incurred to finance acquisitions.

Acquisition of Creative Tops

On November 4, 2011, the Company acquired 100% of the share capital of each of Creative Tops Holdings Limited and Creative Tops Far East Limited (collectively, “Creative Tops”), for £15.0 million ($24.0 million) of consideration, comprised of cash in the amount of £13.1 million ($20.9 million), subject to working capital adjustment, and 255,911 shares of common stock with a value of £1.9 million ($3.1 million). Creative Tops, which reported net sales of approximately £26.3 million ($42.3 million) in its fiscal year ended March 31, 2011, is a leading UK-based supplier of private label and branded tableware and kitchenware products. The assets, liabilities and operating results of Creative Tops will be reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing on the acquisition date.

Common stock dividend declared

On November 4, 2011, the Board of Directors declared a cash dividend of $0.025 per share payable on November 29, 2011, to shareholders of record on November 18, 2011.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and Subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and Subsidiaries as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 11, 2011, we expressed an unqualified opinion on those consolidated financial statements. The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30.21% interest) as of December 31, 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated March 8, 2011 expressed an unqualified opinion on those statements, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $24.1 million at December 31, 2010 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $2.7 million for the year then ended.

/s/ ERNST & YOUNG LLP

Jericho, New York

November 8, 2011

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

ABOUT THE COMPANY

The Company is one of North America’s leading resources for nationally branded kitchenware, tabletop, home décor and lifestyle products. The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points, through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, Mikasa®, KitchenAid®, Pfaltzgraff®, Elements®, Cuisinart® and Melannco®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands, and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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

In addition, the Company updated its disclosure to indicate the various sales incentives and promotional programs which are offered to its customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements are reflected as reductions in net sales.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	64.5	63.1	63.6	61.8
Distribution expenses	8.3	9.0	10.0	10.3
Selling, general and administrative expenses	18.9	19.7	21.7	22.8

Income from operations	8.3	8.2	4.7	5.1

Interest expense	(1.4)	(1.7)	(1.9)	(2.4)

Loss on early retirement of debt	—	—	—	(0.3)

Income before income taxes and equity in earnings	6.9	6.5	2.8	2.4

Income tax provision	(1.8)	(1.9)	(0.8)	(1.0)
Equity in earnings, net of taxes	0.9	0.6	0.8	0.7

Net income	6.0%	5.2%	2.8%	2.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE THREE MONTHS ENDED

SEPTEMBER 30, 2010

Net Sales

Net sales for the three months ended September 30, 2011 were $124.7 million, a decrease of 0.2%, as compared to net sales of $124.9 million for the corresponding period in 2010.

Net sales for the Wholesale segment for the three months ended September 30, 2011 were $120.8 million, an increase of $2.0 million or 1.7%, as compared to net sales of $118.8 million for the corresponding period in 2010. Net sales for the Company’s Kitchenware product category increased by approximately $3.4 million for the three months ended September 30, 2011 as compared to the corresponding period in 2010. The increase in the Company’s Kitchenware product category was primarily attributable to increased volumes due, in part, to successful new programs and promotions during the period as compared to the corresponding period in 2010. Net sales for the Company’s Tabletop product category increased approximately $0.6 million for the three months ended September 30, 2011 as compared to the corresponding period in 2010. The Tabletop product category sales increase was primarily attributable to higher volumes related to new programs and the successful promotion of certain tabletop lines. Net sales for the Company’s Home Décor product category decreased approximately $2.0 million for the three months ended September 30, 2011 as compared to the corresponding period in 2010. The decrease in sales for the Company’s Home Décor product category reflects lower volumes due, in part, to certain sales programs in 2010 not repeated in the 2011 period, as well as, reductions in certain customer inventory levels.

Net sales for the Retail Direct segment for the three months ended September 30, 2011 were $3.9 million, a decrease of $2.2 million or 36.1%, as compared to $6.1 million for the corresponding period in 2010. The decrease in net sales was primarily attributable to a reduction in promotional activities and the Company’s decision to terminate its print consumer catalog during the second quarter of 2011.

Cost of sales

Cost of sales for the three months ended September 30, 2011 was $80.4 million as compared to $78.8 million for the corresponding period in 2010. Cost of sales as a percentage of net sales was 64.5% for the three months ended September 30, 2011 as compared to 63.1% for the corresponding period in 2010.

Cost of sales as a percentage of net sales for the Wholesale segment was 65.5% for the three months ended September 30, 2011 as compared to 64.4% for the corresponding period in 2010. The decrease in gross margin primarily reflected promotional allowances and changes in product mix.

Cost of sales as a percentage of net sales for the Retail Direct segment decreased to 34.6% for the three months ended September 30, 2011 as compared to 36.7% for the corresponding period in 2010. The increase in gross margin primarily reflected reduced promotional activities which favorably affected margins during the 2011 period.

Distribution expenses

Distribution expenses for the three months ended September 30, 2011 were $10.4 million as compared to $11.3 million for the corresponding period in 2010. Distribution expenses as a percentage of net sales were 8.3% for the three months ended September 30, 2011 as compared to 9.0% for the corresponding period in 2010.

Distribution expenses as a percentage of sales for the Wholesale segment, shipped from the Company’s warehouses, were 9.1% for the three months ended September 30, 2011 as compared to 9.5% for the corresponding period in 2010. The decrease resulted from reduced labor costs in the 2011 period from efficiencies associated with an inventory management system upgrade put in place in the 2010 period.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.7% for the three months ended September 30, 2011 as compared to 30.0% for the corresponding period in 2010. The decrease was primarily attributable to a reduction in shipping costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $23.6 million, a decrease of 4.1%, as compared to $24.6 million for the corresponding period in 2010.

Selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 for the Wholesale segment were $18.4 million in both periods. As a percentage of net sales, selling, general and administrative expenses were 15.2% for the three months ended September 30, 2011 as compared to 15.5% for the corresponding period in 2010. The decrease primarily reflects a significant fixed expense component of these selling, general and administrative expenses.

Selling, general and administrative expenses for the three months ended September 30, 2011 for the Retail Direct segment were $1.8 million as compared to $2.6 million for the corresponding period in 2010. The decrease was primarily attributable to a decrease in employee, selling and office related expenses associated with the Company’s decision to terminate its print consumer catalog.

Unallocated corporate expenses were $3.4 million for the three months ended September 30, 2011 as compared to $3.6 million for the corresponding period in 2010. The decrease was primarily attributable to lower compensation related expenses and certain professional fees which was partially offset by acquisition related expenses of $498,000.

Interest expense

Interest expense for the three months ended September 30, 2011 was $1.8 million as compared to $2.1 million for the corresponding period in 2010. The decrease in interest expense was primarily attributable to lower average interest rates and lower average borrowings as compared to those in the corresponding period in 2010, as well as, the retirement of the convertible senior notes on July 15, 2011.

Income tax provision

The income tax provision for the three months ended September 30, 2011 was $2.1 million as compared to $2.4 million for the corresponding period in 2010. The Company’s effective tax rate for the three months ended September 30, 2011 was 24.6% as compared to 29.4% for the 2010 period. The effective tax rate for the three months ended September 30, 2011 and 2010 reflects taxes on income derived from U.S. sources and a reduction in valuation allowances related to the utilization of certain deferred tax assets, for which a tax benefit was not previously recognized.

Equity in earnings

Equity in the earnings of Grupo Vasconia, net of taxes, was $980,000 and $836,000 for the three months ended September 30, 2011 and 2010, respectively. Grupo Vasconia reported income from operations for the three months ended September 30, 2011 of $5.3 million as compared to $4.2 million for the three months ended September 30, 2010 and net income of $3.8 million for the three months ended September 30, 2011 as compared to $3.0 million for the three months ended September 30, 2010. The increase in income from operations and net income for the three months ended September 30, 2011, as compared to the corresponding period in 2010, was primarily attributable to higher sales related to kitchenware products and the strengthening of the Mexican Peso against the U.S. dollar.

Equity in earnings for the three months ended September 30, 2011 also includes income of $133,000 derived from the Company’s 50% joint venture investment in World Alliance Enterprises Limited. Operating activities of this investment for the remainder of 2011 are expected to be immaterial.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE NINE MONTHS ENDED

SEPTEMBER 30, 2010

Net Sales

Net sales for the nine months ended September 30, 2011 were $306.8 million, an increase of 2.1%, compared to net sales of $300.5 million for the corresponding period in 2010.

Net sales for the Wholesale segment for the nine months ended September 30, 2011 were $292.0 million, an increase of $9.6 million or 3.4%, as compared to net sales of $282.4 million for the corresponding period in 2010. Net sales for the Wholesale segment included $4.1 million of sales of excess sterling silver inventory and silver products produced under manufacturing contracts, an increase of $2.9 million over the corresponding period in 2010. Net sales for the Company’s Kitchenware product category increased by approximately $9.5 million for the nine months ended September 30, 2011 as compared to the corresponding period in 2010. The increase in the Company’s Kitchenware product category was primarily attributable to increased volumes due, in part, to successful new programs and promotions during the period as compared to the corresponding period in 2010. Net sales for the Company’s Tabletop product category increased approximately $8.5 million (including the $2.9 million increase in sales from excess sterling silver finished goods inventory and sterling silver products produced under manufacturing contracts) for the nine months ended September 30, 2011 as compared to the corresponding period in 2010. Excluding the sterling silver product sales noted above, the Tabletop product category sales increase was primarily attributable to higher volumes related to the continued success of existing programs and the successful promotion of certain tabletop lines. Net sales for the Company’s Home Décor product category decreased approximately $8.4 million for the nine months ended September 30, 2011 as compared to the corresponding period in 2010. The decrease in sales from the Company’s Home Décor product category reflected lower volumes due, in part, to certain sales programs in 2010 not repeated in the 2011 period.

Net sales for the Retail Direct segment for the nine months ended September 30, 2011 were $14.8 million, a decrease of $3.3 million or 18.2%, as compared to $18.1 million for the corresponding period in 2010. The decrease in net sales was primarily attributable to a reduction in promotional activities and the Company’s decision to terminate its print consumer catalog during the second quarter of 2011.

Cost of sales

Cost of sales for the nine months ended September 30, 2011 was $195.1 million as compared to $185.7 million for the corresponding period in 2010. Cost of sales as a percentage of net sales was 63.6% for the nine months ended September 30, 2011 as compared to 61.8% for the corresponding period in 2010.

Cost of sales as a percentage of net sales for the Wholesale segment was 65.1% for the nine months ended September 30, 2011 as compared to 63.5% for the corresponding period in 2010. Gross margin for the nine months ended September 30, 2011 decreased as a result of changes in product mix and increased low margin sales of excess inventory and products produced under manufacturing contracts. Gross margin for the nine months ended September 30, 2010 was positively affected by favorable product mix.

Cost of sales as a percentage of net sales for the Retail Direct segment decreased to 33.5% for the nine months ended September 30, 2011 as compared to 34.5% for the corresponding period in 2010. The increase in gross margin was due to reduced promotional activities which favorably affected margins during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2011 were $30.6 million as compared to $31.0 million for the corresponding period in 2010. Distribution expenses as a percentage of net sales were 10.0% for the nine months ended September 30, 2011 as compared to 10.3% for the corresponding period in 2010.

Distribution expenses as a percentage of sales for the Wholesale segment, shipped from the Company’s warehouses, were 10.0% for the nine months ended September 30, 2011 as compared to 9.9% for the corresponding period in 2010.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.3% for the nine months ended September 30, 2011 as compared to 28.8% for the corresponding period in 2010. The percentage increase was the result of the decrease in sales during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses were $66.5 million for the nine months ended September 30, 2011 as compared to $68.6 million for the corresponding period in 2010. Selling, general and administrative expenses as a percentage of net sales were 21.7% for the nine months ended September 30, 2011 as compared to 22.8% for the corresponding period in 2010.

Selling, general and administrative expenses for the nine months ended September 30, 2011 for the Wholesale segment were $51.4 million, a decrease of $0.8 million or 1.5%, as compared to $52.2 million for the corresponding period in 2010. As a percentage of net sales, selling, general and administrative expenses were 17.6% for the nine months ended September 30, 2011 as compared to 18.5% for the corresponding period in 2010. The decrease was attributable to a reduction in bad debt expense and lower office related expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2011 for the Retail Direct segment were $6.4 million as compared to $7.6 million for the corresponding period in 2010. The decrease during the 2011 period resulted from a decrease in employee, selling, and office related expenses associated with the Company’s decision to terminate its print consumer catalog.

Unallocated corporate expenses were $8.7 million for the nine months ended September 30, 2011 as compared to $8.8 million in the corresponding period in 2010.

Interest expense

Interest expense for the nine months ended September 30, 2011 was $5.8 million as compared to $7.2 million for the corresponding period in 2010. The decrease in interest expense was primarily attributable to lower average interest rates and lower average borrowings in the 2011 period, as well as, the retirement of the convertible senior notes on July 15, 2011.

Loss on early retirement of debt

During the nine months ended September 30, 2010, the Company entered into a new revolving credit facility and term loan and repurchased $50.9 million principal amount of its convertible senior notes. In connection with these activities, the Company recognized a non-cash pre-tax charge of approximately $764,000 consisting primarily of the write-off of deferred financing costs and unamortized debt discount related to the Company’s old revolving credit facility and the convertible senior notes that were repurchased.

Income tax provision

The income tax provision for the nine months ended September 30, 2011 was $2.6 million as compared to $3.0 million for the corresponding period in 2010. The Company’s effective tax rate for the nine months ended September 30, 2011 was 29.6% as compared to 40.8% for the corresponding period in 2010. The effective tax rate for the nine months ended September 30, 2011 reflects taxes on income derived from U.S. sources and a reduction in valuation allowances related to the utilization of certain deferred tax assets, for which a tax benefit was not previously recognized. The effective tax rate for the nine months ended September 30, 2010 reflects taxes on income derived from U.S. sources.

Equity in earnings

Equity in the earnings of Grupo Vasconia, net of taxes, was $2.0 million for both the nine months ended September 30, 2011 and 2010. Grupo Vasconia reported income from operations for the nine months ended September 30, 2011 of $11.7 million as compared to $11.1 million for the corresponding period in 2010 and net income of $8.0 million in the nine months ended September 30, 2011 as compared to $7.1 million for the corresponding period in 2010. The increase in income from operations and net income in the nine months ended September 30, 2011, as compared to the corresponding period in 2010, was primarily attributable to higher sales related to kitchenware products, as well as, the effect of a reduction in the volume of economic hedging activities during the 2011 period as compared to the 2010 period.

Equity in earnings for the nine months ended September 30, 2011 also includes income of $448,000 derived from the 50% joint venture investment in World Alliance Enterprises Limited. This reflects the cumulative results of this investment through September 30, 2011. Operating activities of this investment for the remainder of 2011 are expected to be immaterial.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

Revolving Credit Facility

The Company has a $125.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A. At September 30, 2011, borrowings outstanding under the Revolving Credit Facility were $66.7 million and open letters of credit were $1.4 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.25% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.25% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at September 30, 2011 ranged from 2.75% to 4.50%. In addition, the Company pays a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately 45.5% of the total loan commitment at September 30, 2011. On July 15, 2011, the Company retired the $24.1 million aggregate principal amount of its convertible senior notes with borrowings from the Revolving Credit Facility.

Pursuant to the provisions of ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at September 30, 2011, the Company classified the Revolving Credit Facility as a long-term liability based on the Company’s intent and ability to repay the loan from cash flows from operations which are not expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions. The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital needs.

On October 28, 2011, the Company amended the Revolving Credit Facility to increase the commitment of the lenders to $150.0 million and to, among other things, (i) increase the borrowing base limit for eligible trademarks to $25.0 million, (ii) revise the pricing grid margins for Alternative Base Rate loans to 1.0% to 1.75% and for Adjusted LIBO Rate and Overnight LIBO Rate loans to 2.0% to 2.75%, (iii) permit borrowings in multi-currencies, primarily U.S Dollars, Euros and Pounds Sterling, (iv) extend the maturity date to October 28, 2016, subject to certain conditions, (v) increase the expansion option which permits the Company, subject to certain conditions including the consent of the Term Loan lender, to increase the maximum borrowing up to $200.0 million, (vi) revise EBITDA (as defined) to provide for the add back of acquisition related expenses, (vii) limit the domestic and foreign borrowing base, (viii) increase limitations on foreign debt and (ix) increase the limit for investments.

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at September 30, 2011 was 10.0%.

On October 28, 2011, the Company amended the Term Loan to, among other things, (i) revise Permitted Acquisitions (as defined), for which the lender gives prior written consent, to (a) allow Permitted Non-Control Acquisitions and (b) reduce the limit on Permitted Acquisitions, (ii) increase the minimum consolidated EBITDA covenant for the trailing twelve month periods ending March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 and thereafter to $31.0 million, $31.0 million, $33.0 million and $34.0 million, respectively, (iii) increase the limit for other investments, (iv) increase limitations on foreign subsidiary debt, (v) revise EBITDA (as defined) to provide for the add back of acquisition related expenses, and (vi) revise the limitation on indebtedness incurred to finance acquisitions.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for the trailing four fiscal quarters and limits capital expenditures to $7.5 million for the year ending December 31, 2011. The Company was in compliance with these financial covenants at September 30, 2011.

Consolidated EBITDA for the four quarters ended September 30, 2011 was $41.3 million and was determined as follows:

Consolidated EBITDA for the four quarters ended September 30, 2011
(in thousands)
Three months ended September 30, 2011	$13,524
Three months ended June 30, 2011	7,512
Three months ended March 31, 2011	2,720
Three months ended December 31, 2010	17,544

Total for the four quarters	$41,300

Capital expenditures for the nine months ended September 30, 2011 were $3.4 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income as reported to Consolidated EBITDA for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income as reported	$7,533	$6,585	$8,647	$6,333
Subtract out:
Undistributed equity earnings	(1,113)	(836)	(1,971)	(1,588)
Add back:
Income tax provision	2,089	2,390	2,609	3,002
Interest expense	1,789	2,090	5,807	7,163
Depreciation and amortization	2,046	2,518	6,061	7,518
Stock compensation expense	682	782	2,105	2,182
Loss on early retirement of debt	—	—	—	764
Acquisition related expenses	498	—	498	—

Consolidated EBITDA	$13,524	$13,529	$23,756	$25,374

Convertible Notes

The Company had outstanding $24.1 million aggregate principal amount of its convertible senior notes. On July 15, 2011, the Company retired its convertible senior notes with borrowings from the Revolving Credit Facility.

Operating activities

Cash used in operating activities was $27.1 million for the nine months ended September 30, 2011 as compared to $10.1 million for the 2010 period. The increase was primarily attributable to a decrease in accounts payable and payments of income taxes.

Investing activities

Cash used in investing activities was $3.4 million for the nine months ended September 30, 2011 as compared to $2.3 million for the corresponding period in 2010. The increase in investing activities related to computer software and hardware purchases as well as equipment purchases for the Company’s distribution facilities.

Financing activities

Cash provided by financing activities was $27.9 million for the nine months ended September 30, 2011 as compared to $13.9 million for the 2010 period. In the nine months ended September 30, 2011, net proceeds from the Company’s borrowings were $52.6 million as compared to $68.1 million in the 2010 period. On July 15, 2011, the Company retired the $24.1 million aggregate principal amount of its convertible senior notes then outstanding with proceeds from the Revolving Credit Facility. In the nine months ended September 30, 2010, the Company entered into a new Revolving Credit Facility and Term Loan and utilized funds from these new facilities to repay amounts outstanding under the Company’s prior credit facility and repurchase $50.9 million principal amount of its convertible senior notes for cash of $51.0 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. The Company’s Revolving Credit Facility and Term Loan bear interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has foreign operations through its equity investments which have operations in Mexico and Hong Kong; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates on equity income.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2011, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO and the Company granted such access.

The Company is not aware of any determination by the EPA that any remedial action is warranted for the Site; and, accordingly, is not able to estimate the extent of any possible liability.

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

Item 6. Exhibits

Exhibit No.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	November 9, 2011
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	November 9, 2011
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)