Form 10-K
period 2011-12-31
LIFETIME BRANDS, INC
filed 2012-03-09
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 9,557,190 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $112,201,411. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and should not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of March 9, 2012 was 12,430,893.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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

PART I

Item 1. Business

OVERVIEW

The Company designs, sources and sells branded kitchenware, tabletop and other products used in the home. The Company either owns or licenses its brands. The Company’s licenses generally only permit the Company to sell certain products using the licensed brand name. The Company sells its products to retailers and distributors and sells a limited selection of its products directly to consumers through its Internet websites. The Company markets its products under well-respected and widely-recognized brand names in the housewares industry. According to the Home Furnishing News Brand Survey issued in 2009, three of the Company’s brands, KitchenAid®, Cuisinart® and Farberware®, are among the four most recognized brands in the “Kitchen Tool, Cutlery and Gadgets” category. In addition, the Company also sells products under private-label brand names controlled by certain of its retailer customers. The Company primarily targets moderate to premium price points through every major level of trade and generally markets several lines within each of its product categories under more than one brand. At the heart of the Company is a culture of innovation. The Company brought over 4,200 new or redesigned products to market in 2011 and expects to introduce approximately 4,200 new or redesigned products in the U.S. and an additional 3,750 in the United Kingdom and other countries in 2012.

The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, bakeware and cookware) and Tabletop (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (food storage, pantryware, spices and home décor).

The Company sources almost all of its products from suppliers located outside the United States, primarily in the People’s Republic of China. The Company manufactures its sterling silver products at a leased facility in San Germán, Puerto Rico and fills spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

The Company has expanded its presence in international markets through investments in various companies that operate outside of the United States. In 2007, the Company acquired a 30% equity interest in Grupo Vasconia, S.A.B. (“Vasconia”), a housewares company based in Mexico. In January 2008, the Company entered into a strategic alliance to distribute products in Canada. In January 2011, the Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited, a Hong Kong-based company that supplies direct import kitchenware products to retailers in North, Central and South America. In November 2011, the Company acquired 100% of the share capital of each of Creative Tops Holdings Limited and Creative Tops Far East Limited (collectively, “Creative Tops”). Creative Tops is a UK-based supplier of private label and branded tabletop and kitchenware products. In December 2011, the Company acquired a 40% equity interest in GS Internacional S/A (“GSI”). GSI is a wholesale distributor of branded housewares products in Brazil. GSI markets dinnerware, glassware, home décor, kitchenware and barware to customers, including major department stores, housewares retailers and independent shops throughout Brazil. In February 2012, the Company entered into a joint venture to distribute Mikasa® products in China.

In addition, the Company licenses certain of its brands to other companies in various foreign markets, including Vasconia in Mexico and through a strategic alliance in Canada. The Company will continue to seek opportunities to license certain brands in other foreign markets.

The Company continues to evaluate opportunities to expand the recognition of its brands and to invest in other companies that operate principally outside the United States. These opportunities involve risks as the industry and foreign markets may not evolve as anticipated and the Company’s objectives may not be achieved.

The Company’s top brands and their respective product categories are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed*	Kitchenware and Tabletop
Mikasa®	Owned	Tabletop and Home Solutions
KitchenAid®	Licensed	Kitchenware
Pfaltzgraff®	Owned	Tabletop and Home Solutions
Cuisinart®	Licensed	Kitchenware and Tabletop
Elements®	Owned	Home Solutions
Melannco®	Owned	Home Solutions
Wallace Silversmiths®	Owned	Tabletop and Home Solutions
Kamenstein®	Owned	Kitchenware
Pedrini®	Licensed	Kitchenware
Towle®	Owned	Tabletop and Home Solutions
V&A®	Licensed	Tabletop
Royal Botanic Gardens Kew®	Licensed	Tabletop

*	The Company has a 183 year royalty free license to utilize the Farberware® brand for kitchenware and tabletop products.

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers and Internet retailers.

BUSINESS SEGMENTS

The Company operates in two business segments: the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment in which the Company markets and sells a limited selection of its products through its Pfaltzgraff®, Mikasa®, Lifetime SterlingTM and Housewares DealsTM Internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations.

Additional information regarding the Company’s reportable segments is included in Note J of the Notes to the Consolidated Financial Statements included in Item 15.

CUSTOMERS

The Company’s products are sold globally to a diverse customer base including mass merchants (such as Wal-Mart and Target), specialty stores (such as Bed Bath & Beyond and Dunelm), national chains (such as Kohl’s, JC Penney and Sears), department stores (such as Macy’s), warehouse clubs (such as Costco, BJ’s Wholesale Club and Sam’s Club), supermarkets (such as Stop & Shop, Kroger, Tesco and Sainsbury’s), off-price retailers (such as Marshalls, T.J. Maxx and Ross Stores), and Internet retailers (such as Amazon.com).

The Company also operates its own Internet sites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly from the Company.

During the years ended December 31, 2011, 2010 and 2009, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for 15%, 15%, and 18% of net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during these periods.

DISTRIBUTION

The Company operates the following distribution centers:

Location	Size (square feet)
Fontana, California	830,690
Robbinsville, New Jersey	700,000
Winchendon, Massachusetts	175,000
Corby, United Kingdom	90,000
Medford, Massachusetts	5,590

SALES AND MARKETING

The Company’s sales and marketing staff coordinates directly with its wholesale customers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed many promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s sales and marketing efforts are supported from its principal offices and showroom in Garden City, New York; as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; Menomonee Falls, Wisconsin and Corby, United Kingdom.

The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and/or packaging for their stores.

DESIGN AND INNOVATION

At the heart of the Company is a culture of innovation and new product development. The Company’s in-house design and development teams currently consist of 105 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign products and create packaging and merchandising concepts.

SOURCES OF SUPPLY

The Company sources its products from over 400 suppliers. Most of the Company’s suppliers are located in the People’s Republic of China. The Company also sources products from suppliers in the United States, India, Japan, United Kingdom, Indonesia, Korea, Italy, Thailand, Germany, Slovakia, Vietnam, Czech Republic, Canada, Poland, Portugal, Switzerland, Malaysia, Slovenia, Mexico, Taiwan, and Singapore. The Company orders products substantially in advance of the anticipated time of their sale. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.

MANUFACTURING

The Company manufactures its sterling silver products at its leased manufacturing facility in San Germán, Puerto Rico and fills spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

COMPETITION

The markets for kitchenware, tabletop and other products used in the home including home décor products are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products to retailers are innovative products, brand, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability, prompt delivery and selling price.

PATENTS

The Company owns 138 design and utility patents. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company’s business.

BACKLOG

Backlog is not material to the Company’s business because actual confirmed orders from the Company’s customers are typically not received until close to the required shipment dates.

EMPLOYEES

At December 31, 2011, the Company had a total of 1,150 full-time employees, of whom 185 are located in Asia and 113 in Europe. In addition, the Company employed 59 people on a part-time basis, predominately in customer service. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

REGULATORY MATTERS

The Company, its subsidiaries and affiliates are subject to significant regulation by various governmental, regulatory and other administrative authorities.

As a manufacturer and distributor of consumer products, the Company is subject to the Consumer Products Safety Act. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which the Company or its subsidiaries and affiliates sell products.

The Company’s spice container filling operation is regulated by the Food and Drug Administration.

The Company’s operations also are subject to federal, state and local environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes.

Item 1A. Risk Factors

The Company’s businesses, operations and financial condition are subject to various risks. The risks and uncertainties described below are those that the Company considers material.

General Economic Factors and Political Conditions

The Company’s performance is affected by general economic factors, strength of retail economies and political conditions that are beyond its control. Retail economies are impacted by factors such as consumer demand and the condition of the retail industry, which in turn, is effected by general economic factors. These general economic factors include, among other factors, recession, inflation, deflation, housing markets, consumer credit availability, consumer debt levels, fuel and energy costs, material input costs, foreign currency translation, labor cost inflation, interest rates, government policies including tax policies and social compliance standards, unemployment trends, the impact of natural disasters and terrorist activities, conditions affecting the retail environment for the home and other matters that influence consumer spending. Unfavorable economic conditions in the United States adversely affected the Company’s performance in 2008 and 2009 and global economic conditions could adversely affect the Company’s performance in the future. Unstable economic and political conditions, civil unrest and political activism, particularly in Asia, could adversely impact the Company’s businesses. Any substantial deterioration in general economic conditions could also adversely affect consumer spending patterns which tend to be highly correlated with the levels of disposable income of consumers. If the global economy experiences significant disruptions or a slowdown, the Company’s business could be negatively impacted by reduced demand for its products.

The Company conducts business outside of the United States through subsidiaries, affiliates and joint ventures. These entities have operations in the United Kingdom, Mexico, Canada, Brazil, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. These entities also bear risks similar to those risks of the Company; however, there are specific additional risks related to these organizations such as the failure of the Company’s partners or other investors to meet their obligations and higher credit and liquidity risks related to thinly capitalized entities. Failure of these entities or the Company’s vendors to adhere to required regulatory or other standards, including social compliance standards, can impact the Company’s reputation and adversely impact the Company’s business.

The Company has achieved growth through investments and acquisitions. There can be no assurance that the Company will continue to be able to successfully integrate these businesses or identify and integrate future acquisitions into its existing business without substantial costs, delays or other operational or financial difficulties. Additionally, the failure of these businesses to achieve expected results, diversion of the Company’s management’s attention and failure to retain key personnel at these businesses could have a material adverse effect on the Company’s business, results of operations and financial condition.

Liquidity

The Company has substantial indebtedness and depends upon its bank lenders to finance its liquidity needs. In October 2011, the Company entered into a new $150.0 million secured credit agreement (the “Revolving Credit Facility”) and amended its $40.0 million second lien credit agreement (the “Term Loan”). Amounts loaned under these agreements bear interest at floating rates. An increase in interest rates would adversely affect the Company’s profitability. To the extent that the Company’s access to credit was to be restricted because of its own performance, its bank lenders’ performances or conditions in the capital markets generally, the Company would not be able to operate normally.

Competition

The markets for the Company’s products are intensely competitive. The Company competes with many other suppliers, some of which are larger than the Company, have greater financial and other resources or employ brands that are more established, have greater consumer recognition or are more favorably perceived by consumers or retailers than the Company’s brands.

Customers

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers and Internet retailers. Unanticipated changes in purchasing and other practices by the Company’s customers, including a customer’s pricing and payment terms, inventory destocking, limitations on shelf space, use of private label brands and other practices, could adversely affect the Company’s profitability. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires the Company to shorten its lead time for production in certain cases and more closely anticipate demand, which could in the future require the Company to carry additional inventories. The Company’s annual earnings and cash flows also depend to a great extent on the results of operations in the latter half of the year due to the seasonality of its sales. The Company’s success and sales growth is also dependent on its evaluation of consumer preferences and changing trends. The Company also sells a limited quantity of the Company’s products to individual consumers and smaller retailers through its own Internet sites.

Many of the Company’s wholesale customers are significantly larger than the Company, have greater financial and other resources and also purchase goods directly from vendors in Asia and elsewhere. Decisions by large customers to increase their purchases directly from overseas vendors could have a materially adverse affect on the Company. Significant changes or financial difficulties, including consolidations of ownership, restructurings, bankruptcies, liquidations or other events that affect retailers, could result in fewer stores selling the Company’s products, the Company having to rely on a smaller group of customers, an increase in the risk of extending credit to these customers or limitations on the Company’s ability to collect amounts due from these customers. Although the Company has long-established relationships with many of its customers, the Company does not have any long-term supply or binding contracts or guarantees of minimum purchases. Purchases by the Company’s customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of their business relationship with the Company. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on the Company’s business.

In 2011, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for 15% of the Company’s net sales. A material reduction in purchases by Wal-Mart Stores, Inc. could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by Wal-Mart Stores, Inc. that would cause the Company to materially reduce the price of the Company’s products could result in reductions of the Company’s operating margin. The concentration of the Company’s business with Wal-Mart extends to its international businesses, including Vasconia in Mexico and its strategic alliance in Canada, due to the market presence of Wal-Mart in these foreign countries.

Supply Chain

The Company sources its products from suppliers located in Asia, Europe and the United States. The Company’s Asia vendors are located primarily in the People’s Republic of China, which subjects the Company to various risks within the region including regulatory, political, economic and foreign currency changes. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China. Labor historically has been readily available at relatively low cost as compared to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and there can be no assurance that labor will continue to be available to the Company in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the Company’s operations in China. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. The Company does not have access to its vendors’ financial information and is unable to assess its vendors’ financial conditions including their liquidity.

The Company is subject to risks and uncertainties associated with economic and political conditions in foreign countries, including but not limited to, foreign government regulations, taxes including value-added taxes, import and export duties and quotas, anti-dumping regulations, incidents and fears involving security, terrorism and wars, political unrest and other restrictions on trade and travel.

The Company imports its products for delivery to its distribution centers, as well as arranges for its customers to import goods to which title has passed overseas or at port of entry. For purchases that are to be delivered to its distribution centers, the Company arranges for transportation, primarily by sea, from ports in Asia and Europe to ports in the United States, principally New York/Newark/Elizabeth and Los Angeles/Long Beach. Accordingly, the Company is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, the availability of ships, increased security restrictions, work stoppages and carriers’ ability to provide delivery services to meet the Company’s shipping needs. Transportation disruptions and increased transportation costs could adversely affect the Company’s business.

The Company delivers its products to its customers or makes such products available for customer pickup from its distribution centers. Prolonged domestic transportation disruptions, as well as workforce or systems issues related to the Company’s distribution centers, could have a negative effect on the Company’s ability to deliver goods to its customers.

Intellectual Property

Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third-parties. Several of these license agreements are subject to termination by the licensor. The loss of certain licenses or a material increase in the royalty rates the Company pays under such licenses upon renewal could result in a reduction of the Company’s operating margin.

Regulatory

The Company is subject in the ordinary course of its business, in the United States and elsewhere, to many statutes, ordinances, rules and regulations that if violated by the Company or its affiliates, partners or vendors could have a material adverse effect on the Company’s business.

The marketing of certain of the Company’s consumer products involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by other regulatory authorities or through private causes of action. Any defects in products the Company markets could harm the Company’s credibility, adversely affect its relationship with its customers and decrease market acceptance of the Company’s products and the strength of the brand names under which the Company markets such products. Potential product liability claims may exceed the amount of the Company’s insurance coverage and could materially damage the Company’s business and its financial condition.

The Company is subject to significant regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Sarbanes-Oxley Act of 2002. The Company cannot assure strict adherence to these regulations nor that it will not find material weaknesses in the future or that the Company’s independent registered public accounting firm will conclude that the Company’s internal control over financial reporting is operating effectively.

The Company is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues would harm the Company’s business. This could, in turn, diminish the demand for the Company’s products on the Internet and increase the Company’s cost of doing business.

Technology

The Company relies on many information technology systems for the operation of its principal business functions, including the Company’s enterprise, warehouse management, inventory forecast and re-ordering and call center systems. In the case of the Company’s inventory forecast and re-ordering system, most of the Company’s orders are received directly through electronic connections with the Company’s largest customers. The failure of any of these systems could have a material adverse effect on the Company’s business and results of operations. To keep pace within a competitive retail environment, the Company uses and will continue to evaluate new technologies to improve the efficiency of designing new innovative products. The success of certain product categories can be dependent upon the creation and launch of new innovative products in a competitive marketplace.

Availability of information on the Internet and, in particular, on social media websites subjects the Company to reputational risks related to its brands and the perceived quality of its products.

The Company has made significant efforts to secure its computer network to mitigate the risk of possible cyber attacks. However, the Company’s computer network could be compromised and confidential information such as customer credit card information could be misappropriated. This could lead to adverse publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third-parties for damages which could adversely impact profits.

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

Increases in the cost of employee benefits could impact the Company’s financial results and cash flows. The Company self insures a substantial portion of the costs of employee healthcare and workers compensation. This could result in higher volatility in the Company’s earnings and exposes the Company to higher financial risks. Healthcare costs in the United States and other countries have risen significantly over the past several years and increases may continue in the future.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the principal properties at which the Company operates its business at December 31, 2011:

Location	Description	Size (square feet)	Owned/ Leased
Fontana, California	Principal West Coast warehouse and distribution facility	830,690	Leased
Robbinsville, New Jersey	Principal East Coast warehouse and distribution facility	700,000	Leased
Winchendon, Massachusetts	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York	Corporate headquarters/main showroom	146,000	Leased
Corby, United Kingdom	Offices and distribution facility	100,000	Leased
Medford, Massachusetts	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico	Sterling silver manufacturing facility	55,000	Leased
Guangzhou, China	Offices	18,000	Leased
New York, New York	Showrooms	17,000	Leased
York, Pennsylvania	Offices	14,000	Leased
Atlanta, Georgia	Showrooms	11,000	Leased
Shanghai, China	Offices	11,000	Leased
Kowloon, Hong Kong	Offices	4,000	Leased

Item 3. Legal Proceedings

Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace de Puerto Rico”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access.

The Company is not aware of any determination by the EPA that any remedial action is warranted for the Site and, accordingly, is not able to estimate the extent of any possible liability.

The Company is, from time to time, involved in other legal proceedings. The Company believes that such other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosure

Not applicable

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

	2011		2010
	High	Low	High	Low
First quarter	$15.00	$11.46	$12.00	$6.61
Second quarter	15.99	10.52	15.86	11.87
Third quarter	11.81	9.23	15.68	13.53
Fourth quarter	13.03	8.67	15.23	12.70

At December 31, 2011, the Company estimates that there were approximately 2,675 beneficial holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2011.

In March 2011, the Company determined that it would resume paying cash dividends on its outstanding shares of common stock, which was suspended in February 2009. The Board of Directors declared a dividend of $0.025 per share payable on May 16, 2011, August 16, 2011, November 29, 2011, February 15, 2012 and May 15, 2012. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

The following table summarizes the Company’s equity compensation plan as of December 31, 2011:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Equity compensation plan approved by security holders	2,475,750	$12.62	332,476
Equity compensation plan not approved by security holders	—	—	—

Total	2,475,750	$12.62	332,476

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	NASDAQ Market Index
12/31/2006	$100.00	$100.00	$100.00
12/31/2007	80.05	86.45	110.66
12/31/2008	22.61	36.72	66.41
12/31/2009	45.67	65.61	96.54
12/31/2010	89.67	78.27	114.06
12/31/2011	78.00	73.26	113.16

Note:

(1)	The chart assumes $100 was invested on January 1, 2007 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011. The material in this chart is not soliciting material, is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not the chart is prepared before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing. A list of the companies included in the Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011 and 2010 has been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data at December 31, 2009, 2008 and 2007 have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2011	2010(2)	2009	2008(3)	2007(3)
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA (1)
Net sales	$444,418	$443,171	$415,040	$487,935	$493,725

Cost of sales	282,058	273,774	257,839	303,535	288,997
Distribution expenses	43,882	44,570	43,329	57,695	53,493
Selling, general and administrative expenses	93,894	95,044	95,647	131,226	128,527
Goodwill and intangible asset impairment	—	—	—	29,400	—
Restructuring expenses	—	—	2,616	17,992	1,924

Income (loss) from operations	24,584	29,783	15,609	(51,913)	20,784

Interest expense	(7,758)	(9,351)	(13,185)	(11,577)	(10,623)
Loss on early retirement of debt	—	(764)	—	—	—
Other income, net	—	—	—	—	3,935

Income (loss) before income taxes, equity in earnings and extraordinary item	16,826	19,668	2,424	(63,490)	14,096

Income tax benefit (provision)	(6,122)	(4,602)	(1,880)	14,249	(6,567)
Equity in earnings, net of taxes	3,362	2,718	2,171	1,486	—

Income (loss) before extraordinary item	$14,066	$17,784	$2,715	$(47,755)	$7,529
Extraordinary item, net of taxes	—	2,477	—	—	—

Net income (loss)	$14,066	$20,261	$2,715	$(47,755)	$7,529

Basic income (loss) per common share before extraordinary item	$1.16	$1.48	$0.23	$(3.99)	$0.58
Basic income per common share of extraordinary item	$—	$0.20	$—	$—	$—

Basic income (loss) per common share	$1.16	$1.68	$0.23	$(3.99)	$0.58

Weighted-average shares outstanding – basic	12,128	12,036	12,009	11,976	12,969

Diluted income (loss) per common share before extraordinary item	$1.12	$1.44	$0.22	$(3.99)	$0.57
Diluted income per common share of extraordinary item	$—	$0.20	$—	$—	$—

Diluted income (loss) per common share	$1.12	$1.64	$0.22	$(3.99)	$0.57

Weighted-average shares outstanding – diluted	12,529	12,376	12,075	11,976	13,099

Cash dividends per common share	$0.075	$—	$—	$0.25	$0.25

	December 31,
	2011	2010	2009	2008(3)	2007(3)
	(in thousands)
BALANCE SHEET DATA (1)
Current assets	$198,797	$182,253	$173,850	$232,678	$228,078
Current liabilities	69,962	60,512	77,210	149,981	71,283
Working capital	128,835	121,741	96,640	82,697	156,795
Total assets	318,745	277,586	276,723	341,781	371,415
Short-term borrowings	15,000	4,100	24,601	89,300	13,500
Long-term debt	82,625	50,000	—	—	55,200
Convertible senior notes	—	23,557	70,527	67,864	65,428
Stockholders’ equity	146,175	127,606	104,012	97,509	153,102

Notes:

(1)

Investments and acquisitions of the following, in the respective years noted, which affect the comparability of the periods: a 30% equity investment in Vasconia in December 2007, the acquisition of the business and certain assets of Mikasa® in June 2008, the acquisition of Creative Tops Holding in November 2011 and a 40% equity investment in GSI in December 2011.

(2)	In 2010, the Company recorded an extraordinary gain of $2.5 million as a result of the elimination of the negative goodwill recorded in conjunction with the purchase of the business and certain assets of Mikasa, Inc.
(3)	Certain amounts have been adjusted in these years to reflect the provisions of ASC Topic No. 470-20, Debt with Conversion and Other Options, on a retrospective basis. See Note E of the Notes to the Consolidated Financial Statements included in Item 15 for further information regarding the provisions of ASC Topic No. 470-20.

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tabletop and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, bakeware and cookware) and Tabletop (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (food storage, pantryware, spices and home décor). Net sales of Kitchenware products and Tabletop products accounted for approximately 83% of the Company’s net wholesale sales and 79% of the Company’s consolidated net sales in 2011. Creative Tops, acquired in November 2011, is a UK-based company from which the Company will manage its European business. These product categories, which include a change to establish a Home Solutions product category and incorporate the additional revenue source from Creative Tops acquired in 2011, reflect a refined alignment of the Company’s products into the sources of revenue which the Company analyzes. The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, Mikasa®, KitchenAid®, Pfaltzgraff®, Elements®, Cuisinart®, Melannco® and V&A®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

BUSINESS SEGMENTS

The Company operates in two reportable business segments: the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals™ and Lifetime Sterling™ Internet websites. The operating results of Creative Tops, which was acquired by the Company on November 4, 2011, for the post acquisition period are included within the Wholesale segment.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Vasconia, a leading Mexican housewares company. The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. The Agreement also provides a mechanism whereby, through December 2012, the Company is able to acquire from certain shareholders of Vasconia a controlling interest in Vasconia; subject to such shareholders electing not to sell their interest and, instead, acquiring the Company’s shares or Vasconia repurchasing the Company’s shares. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI.

The Company has a 50% joint venture investment in World Alliance Enterprises Limited (“World Alliance”), a Hong-Kong based company that primarily sells kitchenware and cutlery products to retailers other than in North and South America. The Company accounts for its investment in World Alliance using the equity method of accounting and has recorded its proportionate share of World Alliance’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations.

In January 2011, the Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited, a Hong Kong-based company that supplies direct import kitchenware products to retailers in North, Central and South America. During 2011, the results of the operations were immaterial.

In December 2011, the Company acquired a 40% equity interest in GS Internacional S/A (“GSI”). GSI is a leading wholesale distributor of branded housewares products in Brazil. The company markets dinnerware, glassware, home décor, kitchenware and barware to customers including: major department stores, housewares retailers and independent shops throughout Brazil. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors. GSI’s Board of Directors is comprised of seven members (including two independent members).

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2011, 2010 and 2009, net sales for the third and fourth quarters accounted for 59%, 60%, and 58% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (“ASC”) Topic No. 220, Comprehensive Income. The updated guidance requires that all changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”) which defers certain reclassification requirements within ASU 2011-05. This guidance is effective for interim and annual periods beginning after December 15, 2011. The guidance is limited to the form and content of the financial statements and disclosures, and the Company has determined that the adoption of this guidance does not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic No. 350, Intangibles – Goodwill and Other. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has determined that the adoption of this guidance does not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.5	61.8	62.1
Distribution expenses	9.9	10.1	10.4
Selling, general and administrative expenses	21.1	21.4	23.0
Restructuring expenses	—	—	0.6

Income from operations	5.5	6.7	3.9

Interest expense	(1.7)	(2.1)	(3.2)
Loss on early retirement of debt	—	(0.2)	—

Income before income taxes, equity in earnings and extraordinary item	3.8	4.4	0.7

Income tax provision	(1.4)	(1.0)	(0.5)
Equity in earnings, net of taxes	0.8	0.6	0.5

Income before extraordinary item	3.2	4.0	0.7

Extraordinary item, net of taxes	—	0.6	—

Net income	3.2%	4.6%	0.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2011 COMPARED TO 2010

Net Sales

Net sales for the year were $444.4 million, an increase of 0.3% compared to net sales of $443.2 million in 2010.

Net sales for the Wholesale segment in 2011 were $421.1 million, an increase of $7.3 million, or 1.8%, as compared to net sales of $413.8 million in 2010. Net sales for the Company’s Kitchenware product category in 2011 were $215.7 million, an increase of $7.2 million, or 3.5%, as compared to net sales of $208.5 million in 2010. The increase in the Company’s Kitchenware product category was primarily attributable to increased volumes due, in part, to successful new programs and promotions during the year as compared to 2010. Net sales for the Company’s Tabletop product category in 2011 were $134.6 million, an increase of $11.2 million, or 9.1%, as compared to net sales of $123.4 million for 2010. The Tabletop product category sales increase was primarily attributable to higher volumes related to new programs and the successful promotion of certain tabletop lines which increased sales by $7.7 million. The Tabletop product category also benefited from an increase of $3.5 million in net sales of excess silver finished goods and from silver products produced under manufacturing contracts. Net sales for the Company’s Home Solutions products category in 2011 were $64.1 million, a decrease of $17.8 million, or 21.7%, as compared to net sales of $81.9 million in 2010. The decrease in sales for the Company’s Home Solutions product category reflects lower volumes due, in part, to certain sales programs in 2010 not repeated in the 2011 period. Net sales for the Wholesale segment also include $6.7 million of net sales in 2011 from Creative Tops, which was acquired by the Company in November 2011.

Net sales for the Retail Direct segment in 2011 were $23.3 million, a decrease of $6.1 million, or 20.7%, as compared to $29.4 million for 2010. The decrease in net sales was primarily attributable to a reduction in promotional activities and the Company’s decision to terminate its print consumer catalog during the second quarter of 2011.

Cost of sales

Cost of sales for 2011 was $282.1 million as compared to $273.8 million for 2010. Cost of sales as a percentage of net sales was 63.5% for 2011 as compared to 61.8% for 2010.

Cost of sales as a percentage of net sales for the Wholesale segment was 65.1% for 2011 compared to 63.7% for 2010. The decrease in gross margin primarily reflected promotional allowances and changes in product mix. Wholesale gross profit declined by $3.5 million. This was primarily due to the weakness of our Home Solutions category for which net sales and gross margin declined in 2011. The decline was partially offset in other product categories and from the inclusion of Creative Tops, since its acquisition.

Cost of sales as a percentage of net sales for the Retail Direct segment decreased to 33.1% in 2011 from 34.9% in 2010. The increase in gross margin primarily reflected reduced promotional activities which favorably affected margins during the 2011 period.

Distribution expenses

Distribution expenses for 2011 were $43.9 million as compared to $44.6 million for 2010. Distribution expenses as a percentage of net sales were 9.9% in 2011 and 10.1% for 2010.

Distribution expenses as a percentage of sales for the Wholesale segment shipped from the Company’s warehouses located in the United States were 9.4% as compared to 9.6% for the corresponding period in 2010. The decrease resulted from reduced labor costs in the 2011 period from efficiencies associated with an inventory management system upgrade put in place in the 2010 period.

Distribution expenses as a percentage of net sales for the Retail Direct segment were 29.8% for 2011 compared to 29.2% for 2010. A substantial portion of distribution expenses are fixed and, therefore, cannot be reduced to offset a reduction in sales volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for 2011 were $93.9 million, a decrease of 1.2% compared to $95.0 million for 2010.

SG&A for 2011 for the Wholesale segment were $71.4 million, an increase of $0.1 million or 0.1%, as compared to $71.3 million in 2010. As a percentage of net sales, SG&A expenses were 17.0% for 2011, as compared to 17.2 % for 2010. Excluding the expenses of Creative Tops, SG&A declined by $1.0 million. This decline in SG&A is the result of reductions of bad debt expense and certain office related expenses which substantially offset an increase in employee related and selling expenses.

SG&A expenses for 2011 for the Retail Direct segment were $9.2 million compared to $11.5 million for 2010. The decrease was primarily attributable to a decrease in employee, selling and office related expenses associated with the Company’s decision to terminate its print consumer catalog.

Unallocated corporate expenses for 2011 and 2010 were $13.3 million and $12.2 million, respectively. The increase was primarily attributable to acquisition related expenses of $2.0 million, which was partially offset by a reduction in other professional fees.

Interest expense

Interest expense for 2011 was $7.8 million as compared to $9.4 million for 2010. The decrease in interest expense was primarily attributable to lower average interest rates and lower average borrowings. The most significant factor in the rate reduction related to the retirement of the Notes.

Loss on early retirement of debt

During 2010, the Company entered into a new revolving credit facility and term loan and repurchased $50.9 million principal amount of its convertible senior notes. In connection with these activities, the Company incurred a non-cash pre-tax charge of approximately $764,000 consisting primarily of the write-off of deferred financing costs and unamortized debt discount related to the Company’s prior revolving credit facility and the Notes that were repurchased.

Income tax provision

The income tax provision was $6.1 million in 2011 and $4.6 million in 2010. The effective tax rates for the years ended December 31, 2011 and 2010 reflects taxes on income derived from U.S. sources and a reduction in valuation allowances related to the utilization of certain deferred tax assets during each year, for which a tax benefit was not previously recognized. The valuation allowance reversal in 2011 related to deferred tax assets for net operating losses which became realizable and deferred taxes for stock options, deferred rent and other temporary differences. The valuation allowance reversal reduced the effective tax rate by 8.2% and 19.8% in 2011 and 2010, respectively. The effective tax rates for 2011 and 2010 were 36.4% and 23.4% respectively.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $2.9 million for 2011 and $2.7 million for 2010. Vasconia reported net income of $11.4 million in 2011 compared to $9.9 million in 2010. This increase in income from operations in 2011 compared to 2010 was primarily attributable to higher sales volumes in both the kitchenware products and aluminum products divisions.

Equity in earnings for 2011 also included equity income of $447,000 derived from the Company’s 50% joint venture investment in World Alliance Enterprises Limited and equity income of $20,000 earned since December 9, 2011, the date of the Company’s acquisition of a 40% equity interest in GSI.

2010 COMPARED TO 2009

Net Sales

Net sales for the year were $443.2 million, an increase of 6.8% compared to net sales of $415.0 million in 2009.

Net sales for the Wholesale segment in 2010 were $413.8 million, an increase of $24.8 million, or 6.4%, compared to net sales of $389.0 million in 2009. Net sales in 2009 included approximately $4.7 million of net sales in the going-out-of-business sales of a customer that was liquidated. Excluding the impact of the customer’s 2009 going-out-of business sales, net sales for the Wholesale segment in 2010 increased approximately $29.5 million, or 7.7%, compared to 2009. More specifically, excluding the impact of the customer’s 2009 going-out-of business sales, net sales in the Company’s Kitchenware product category were $208.5 million in 2010, an increase of $10.3 million, or 5.2%, as compared to $198.2 million of net sales in 2009, net sales for the Company’s Tabletop product category were $123.4 million in 2010, an increase of $12.6 million, or 11.4%, as compared to $110.8 million net sales in 2009, and net sales for the Company’s Home Solutions product category were $81.9 million in 2010, an increase of $6.6 million, or 8.8%, compared to $75.3 million net sales in 2009. Net sales to Wal-Mart Stores Inc. decreased $8.5 million in 2010 as compared to 2009, principally due to changes in Wal-Mart’s inventory management strategy, which have resulted in the maintenance of fewer product offerings in its stores during the first half of 2010. The decrease in net sales to Wal-Mart Stores Inc., within the Kitchenware, Tabletop and Home Solutions product categories, was substantially offset by an increase in sales to other retailers attributable to higher volume and the introduction of new products.

Net sales for the Retail Direct segment in 2010 were $29.4 million, an increase of $3.4 million, or 13.1%, compared to $26.0 million for 2009. The increase in net sales was primarily attributable to targeted sales promotions on the Company’s Pfaltzgraff® and Mikasa® websites and additional net sales from the Company’s new Lifetime Sterling™ and Housewares Deals™ websites. The increase was partially offset by lower shipping income due to free shipping promotions.

Cost of sales

Cost of sales for 2010 was $273.8 million compared to $257.8 million for 2009. Cost of sales as a percentage of net sales was 61.8% for 2010 compared to 62.1% for 2009.

Cost of sales as a percentage of net sales for the Wholesale segment was 63.7% for 2010 compared to 64.3% for 2009. Gross margin in 2010 increased as a result of favorable product mix. Gross margin in 2009 was negatively affected by lower margin sales in the going-out-of-business sales of a customer that was liquidated.

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

Selling, general and administrative expenses

SG&A expenses for 2010 were $95.0 million, a decrease of 0.6% compared to $95.6 million for 2009.

SG&A expenses for 2010 for the Wholesale segment were $71.3 million, a decrease of $2.2 million or 3.0% compared to $73.5 million for 2009. As a percentage of net sales, SG&A expenses were 17.2% for 2010 compared to 18.9% for 2009. The decrease of 3.0% was attributable to the benefit of the 2009 restructuring activities and lower depreciation and amortization resulting from the write-off of fixed assets at exited facilities and a reduction of occupancy expenses primarily from consolidating showrooms and the Company’s continued expense reduction efforts. The decrease was offset by higher incentive compensation.

SG&A expenses for 2010 for the Retail Direct segment were $11.5 million compared to $10.8 million for 2009. The increase was in support of sales growth and was attributable to higher employee expenses and an increase in web related search expenses. This increase was partially offset by lower catalog related expenses.

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

Equity in earnings of Vasconia

Equity in earnings of Vasconia, net of taxes, was $2.7 million for 2010 compared to $2.2 million for 2009. Vasconia reported net income of $9.9 million in 2010 compared to $8.3 million in 2009. The increase in net income in 2010 compared to 2009 was primarily attributable to the growth in sales of aluminum products during 2010. Increased margins from kitchenware sales during 2010 were offset by increases in selling and distribution expenses.

Extraordinary item

In 2010, the Company recorded an extraordinary gain of $2.5 million to eliminate the negative goodwill recorded in conjunction with the purchase of the business and certain assets of Mikasa, Inc.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-K and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, health insurance reserves, impairment of goodwill, tangible and intangible assets, stock option expense, accruals related to the Company’s tax positions and tax valuation allowances. Actual results may differ from these estimates using different assumptions and under different conditions. The Company’s significant accounting policies are more fully described in Note A of the Notes to the Consolidated Financial Statements included in Item 15. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced using the lower of cost (first-in, first-out basis) or market method. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment. If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of the inventory to its net realizable value.

Accounts Receivable

The Company periodically reviews the collectibility of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers. The Company also maintains an allowance for anticipated customer deductions. The allowances for deductions are primarily based on contracts with customers. However, in certain cases the Company does not have a formal contract and, therefore, customer deductions are non-contractual. To evaluate the reasonableness of non-contractual customer deductions, the Company analyzes currently available information and historical trends of deductions. If the financial conditions of the Company’s customers or general economic conditions were to deteriorate, resulting in an impairment of their ability to make payments or sell the Company’s products at reasonable sales prices, or the Company’s estimate of non-contractual deductions varied from actual deductions, revisions to allowances would be required, which could adversely affect the Company’s financial condition. Historically, the Company’s allowances have been appropriate and have not resulted in material unexpected charges.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to an annual impairment assessment.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that such assets may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the assets to the estimated discounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company considered indicators of impairment of its long-lived assets and determined that no such indicators were present at December 31, 2011.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer through the Company’s Retail Direct operations. Wholesale sales and Retail Direct sales are recognized when title passes to the customer, which is primarily at the shipping point for Wholesale sales and upon delivery to the customer for Retail Direct sales. Shipping and handling fees that are billed to customers in sales transactions are recorded in net sales. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities. Allowances and accruals for various sales incentives and promotions, which include cooperative advertising, buydowns, volume rebates and discounts, are reflected as reductions in net sales.

Employee stock options

The Company accounts for its stock options through measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock and the risk-free interest rate. Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options on the date of the option grant. The Company historically has not issued options which would be variable awards.

Employee healthcare

In 2011, the Company commenced self-insuring certain portions of its health insurance plan. The Company maintains an estimated accrual for unpaid claims and claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate IBNR, actual claims may vary significantly from estimated claims.

Income taxes

The Company applies the required provisions for financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. The valuation allowance is also calculated, established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Derivatives

The Company accounts for all derivative instruments on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At December 31, 2011, the Company had cash and cash equivalents of $3.0 million as compared to $3.4 million at December 31, 2010, working capital was $128.8 million at December 31, 2011 compared to $121.7 million at December 31, 2010 and the current ratio was 2.84 to 1 at December 31, 2011 compared to 3.01 to 1 at December 31, 2010.

Borrowings under the Company’s revolving credit facility increased to $57.6 million at December 31, 2011 compared to $14.1 million at December 31, 2010. The increase in borrowings was primarily attributable to the acquisition of Creative Tops and the retirement of the Notes.

The Company believes that availability under the Revolving Credit Facility and cash flows from operations is sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient. The Company closely monitors the creditworthiness of its customers. Based upon the evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company may be materially affected in the future.

In 2011, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for 15% of the Company’s net sales. A material reduction of product orders by Wal-Mart Stores, Inc. could have significant adverse effects on the Company’s business and operating results and ultimately the Company’s liquidity, including the loss of predictability and volume production efficiencies associated with such a large customer.

Revolving Credit Facility

The Company had a $125.0 million secured credit agreement (the “Revolving Credit Facility”), which matured on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A. On October 28, 2011, the Company amended the Revolving Credit Facility to increase the commitment of the lenders to $150.0 million and to, among other things, (i) increase the borrowing base limit for eligible trademarks to $25.0 million, (ii) revise the pricing grid margins for Alternative Base Rate loans to 1.0% to 1.75% and for Adjusted LIBO Rate and Overnight LIBO Rate loans to 2.0% to 2.75%, (iii) permit borrowings in multi-currencies, primarily U.S Dollars, Euros and Pounds Sterling, (iv) extend, subject to certain conditions, the maturity date to October 28, 2016, (v) increase the expansion option which permits the Company, subject to certain conditions including the consent of the Term Loan lender, to increase the maximum borrowing up to $200.0 million, (vi) revise EBITDA (as defined) to provide for the add back of acquisition related expenses, (vii) limit the domestic and foreign borrowing base, (viii) increase limitations on foreign debt and (ix) increase the limit for investments.

At December 31, 2011, borrowings outstanding under the Revolving Credit Facility were $57.6 million and open letters of credit were $1.4 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at December 31, 2011 ranged from 2.5% to 4.5%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $67.8 million, or 45%, of the total loan commitment at December 31, 2011. On July 15, 2011, the Company retired the outstanding $24.1 million aggregate principal amount of the Notes with borrowings from the Revolving Credit Facility.

The Company classified a portion of the Revolving Credit Facility as a current liability based on the Company’s intent and ability to repay the loan from cash flows from operations for which the payments are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions. The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital and other corporate needs.

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at December 31, 2011 was 10.0%.

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

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for the trailing four fiscal quarters through December 31, 2011 and limits capital expenditures to $7.5 million for the year ended December 31, 2011. The Company was in compliance with these financial covenants at December 31, 2011.

The Company’s Consolidated EBITDA for the four quarters ended December 31, 2011 was $38.1 million, as follows:

Consolidated EBITDA for the four quarters ended

December 31, 2011

(in thousands)

Three months ended December 31, 2011	$14,342
Three months ended September 30, 2011	13,524
Three months ended June 30, 2011	7,512
Three months ended March 31, 2011	2,720

Total for the four quarters	$38,098

Capital expenditures for the year ended December 31, 2011 were $5.0 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of net income as reported to Consolidated EBITDA for the three and twelve months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010
	(in thousands)
Net income as reported	$5,419	$13,928	$14,066	$20,261
Subtract out:
Undistributed equity earnings	(925)	(733)	(2,896)	(2,321)
Extraordinary item, net of taxes	—	(2,477)	—	(2,477)
Add back:
Provision for income taxes	3,513	1,600	6,122	4,602
Interest expense	1,951	2,188	7,758	9,351
Depreciation and amortization	2,336	2,292	8,397	9,810
Stock compensation expense	690	746	2,795	2,928
Loss on early retirement of debt	—	—	—	764
Permitted acquisition related expenses	1,358	—	1,856	—

Consolidated EBITDA	$14,342	$17,544	$38,098	$42,918

Convertible Notes

The Company had outstanding $24.1 million aggregate principal amount of 4.75% Convertible Senior Notes (“the Notes”) at December 31, 2010. The Company had classified the Notes as a long-term liability based on the Company’s intent and ability to refinance the Notes using proceeds from the Revolving Credit Facility.

In June 2010, the Company purchased $50.9 million principal amount of the Notes in privately negotiated transactions for $51.0 million, reducing the aggregate principal amount to $24.1 million. On July 15, 2011, the Company retired its convertible senior notes with borrowings from the Revolving Credit Facility.

Dividends

In March 2011, the Company determined that it would resume paying cash dividends on its outstanding shares of common stock which were suspended in February 2009. The Board of Directors declared a dividend of $0.025 per share payable on May 16, 2011, August 16, 2011, November 29, 2011, February 15, 2012 and May 15, 2012.

Operating activities

Net cash provided by operating activities was $12.2 million in 2011 as compared to net cash provided by operating activities of $30.1 million in 2010. The decrease was primarily attributable to an increase in inventory, payments of accounts payable and accrued expenses and a reduction in net income.

Investing activities

Net cash used in investing activities was $30.6 million in 2011 as compared to $2.8 million in 2010. The increase in cash used in investing activities related to: i) cash consideration of $20.6 million paid for the November 2011 acquisition of Creative Tops, ii) cash consideration of $5.0 million paid for the investment in GSI (does not include contingent consideration payable in 2012), iii) an investment in Housewares Corporation of Asia of $0.1 million and iv) purchase of computer software and hardware, as well as, equipment purchases for the Company’s distribution facilities.

Financing activities

Net cash provided by financing activities was $17.9 million in 2011 as compared to net cash used in financing activities of $24.6 million in 2010. The Company borrowed $43.5 million from its Revolving Credit Facility in 2011 as compared to net borrowings of $29.5 million in 2010. The proceeds from the 2011 borrowings were principally used to: i) finance the Creative Tops acquisition, ii) finance the Company’s investment in GSI, iii) retire the Notes and iv) pay acquisition related costs of $2.0 million. In the year ended December 31, 2010, the Company entered into the Revolving Credit Facility and Term Loan and utilized funds from these new facilities to repay amounts outstanding under the Company’s prior credit facility and repurchase $50.9 million principal amount of the Notes for $51.0 million.

Contractual obligations

As of December 31, 2011, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$98,916	$13,530	$26,113	$26,108	$33,165
Short-term debt	15,000	15,000	—	—	—
Interest on short-term debt	382	382	—	—	—
Long-term debt	82,625	—	—	82,625	—
Interest on long-term debt	20,110	5,697	10,624	3,789	—
Purchase commitments	6,276	6,276	—	—	—
Minimum royalty payments	9,256	5,680	752	573	2,251
Post retirement benefits	3,391	144	262	321	2,664

Total	$235,956	$46,709	$37,751	$113,416	$38,080

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. The Company’s Revolving Credit Facility and Term Loan bear interest at variable rates; and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has foreign operations through its acquisitions, investments and strategic alliances which have operations in the United Kingdom, Mexico, Canada, Brazil, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2011 in Item 15 commencing on page F-1 are incorporated herein by reference.

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2011. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2011
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$91,773	$90,371	$124,663	$137,611
Gross profit	33,390	34,046	44,239	50,685
Income (loss) from operations	(23)	4,351	10,298	9,958
Net income (loss)	(949)	2,063	7,533	5,419
Basic income (loss) per common share	(0.08)	0.17	0.62	0.45
Diluted income (loss) per common share	(0.08)	0.17	0.60	0.43

	Year ended December 31, 2010
	First quarter	Second quarter (1)	Third quarter	Fourth quarter (2)
	(in thousands, except per share data)
Net sales	$88,736	$86,889	$124,918	$142,628
Gross profit	34,784	33,947	46,156	54,510
Income from operations	2,527	2,522	10,229	14,505
Income (loss) before extraordinary item	729	(981)	6,585	11,451
Extraordinary item, net of taxes	—	—	—	2,477
Net income (loss)	729	(981)	6,585	13,928
Basic income (loss) per common share before extraordinary item	0.06	(0.08)	0.55	0.96
Basic income per common share of extraordinary item	—	—	—	0.20
Basic income (loss) per common share	0.06	(0.08)	0.55	1.16
Diluted income (loss) per common share before extraordinary item	0.06	(0.08)	0.52	0.87
Diluted income per common share of extraordinary item	—	—	—	0.20
Diluted income (loss) per common share	0.06	(0.08)	0.52	1.07

Notes:

(1)	The Company recognized a loss on the early retirement of debt of $764,000 in the second quarter of 2010.
(2)	The Company recognized an extraordinary gain of $2.5 million during the fourth quarter of 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2011, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited Lifetime Brands Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lifetime Brands Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lifetime Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Lifetime Brands, Inc. and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

March 9, 2012

Item 9B. Other Information

Not applicable

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits*:

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)**

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2007)**

4.1	Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% Convertible Senior Notes due 2011 (incorporated by reference to the Registrant’s registration statement No. 333-137575 on Form S-3)**

10.1	License agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)**

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.3	Employment agreement dated May 2, 2006 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated May 8, 2006)**

10.4	Lease agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 8-K dated May 15, 2006)**

10.5	Amended 2000 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Form 8-K dated June 9, 2006)**

10.6	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to the Registrant’s Form 8-K dated June 9, 2006)**

10.7	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2006)**

10.8	Employment agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.9	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2007)**

10.10	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated July 6, 2007)**

10.11	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.12	Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.13	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2007)**

10.14	Amendment No. 2 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K/A dated April 22, 2008)**

10.15	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2008)**

10.16	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.17	Amendment to the Company’s Second Amended and Restated Credit Agreement, Amendment No. 3, dated September 29, 2008 (incorporated by reference to the Registrant’s Form 8-K dated September 30, 2008)**

10.18	Forbearance Agreement and Amendment No. 4, dated as of February 12, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated February 19, 2009)**

10.19	Amendment to Forbearance Agreement and Amendment No. 4, dated as of March 6, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2009)**

10.20	Waiver and Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of March 31, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.21	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to the Registrant’s Form 8-K dated June 12, 2009)**

10.22	Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated August 12, 2009)**

10.23	Amendment of Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated August 12, 2009)**

10.24	Waiver to the Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent and Co-Collateral Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated October 16, 2009)**

10.25	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 30, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated November 2, 2009)**

10.26	Termination of Lease and Sublease Agreement dated December 1, 2009 by and between Crispus Attucks Association of York, Pennsylvania, Inc. and Lifetime Brands, Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 2, 2009)**

10.27	Amendment No. 7 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K dated February 12, 2010)**

10.28	Amendment to Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2010)**

10.29	Amended and Restated Executive Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Craig Phillips (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2010)**

10.30	Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a co-collateral agent, and HSBC Business Credit (USA) Inc., as syndication agent and a co-collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.31	Second Lien Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.32	Second Amendment of Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.33	Amendment of Amended and Restated Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.34	Amendment No. 1 to the Second Lien Credit Agreement, dated as of March 9, 2011, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.35	Employment Agreement, dated March 4, 2011, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated March 8, 2011)**

10.36	Amended and Restated Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc., the Foreign Subsidiary Borrowers parties thereto, the Other Loan Parties hereto, the Lenders party hereto JP Morgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent (incorporated by reference to the Registrant’s Form 8-K dated November 3, 2011)**

10.37	Amendment No. 2 of the Second Lien Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated November 3, 2011)**

10.38	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to the Registrant’s Form 8-K dated November 8, 2011)**

14.1	Code of Conduct dated March 25, 2004, as amended on June 7, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 7, 2007)**

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to the Registrant’s Form 10-Q dated September, 30 2008)**

21.1	Subsidiaries of the registrant***

23.1	Consent of Ernst & Young LLP***

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

99.1	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), Report of Independent Registered Accounting Firm ***

99.2	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), Report of Independent Registered Accounting Firm (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

Notes to exhibits:

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

Signature	Title	Date

/s/ Jeffrey Siegel	Chairman of the Board of Directors,	March 9, 2012
Jeffrey Siegel	Chief Executive Officer, President
and Director

/s/ Ronald Shiftan	Vice Chairman of the Board of Directors,	March 9, 2012
Ronald Shiftan	Chief Operating Officer and Director

/s/ Laurence Winoker	Senior Vice President – Finance,	March 9, 2012
Laurence Winoker	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Craig Phillips	Senior Vice-President – Distribution	March 9, 2012
Craig Phillips	and Director

/s/ David Dangoor	Director	March 9, 2012
David Dangoor

/s/ Michael Jeary	Director	March 9, 2012
Michael Jeary

/s/ John Koegel	Director	March 9, 2012
John Koegel

/s/ Cherrie Nanninga	Director	March 9, 2012
Cherrie Nanninga

/s/ William Westerfield	Director	March 9, 2012
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest), which statements have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $26.3 million and $24.1 million at December 31, 2011 and 2010, respectively, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $2.9 million for the year ended December 31, 2011, $2.7 million for the year ended December 31, 2010 and $2.2 million for the year ended December 31, 2009.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

March 9, 2012

LIFETIME BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands-except share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,972	$3,351
Accounts receivable, less allowances of $4,602 at 2011 and $12,611 at 2010	77,749	72,795
Inventory (Note N)	110,337	99,935
Prepaid expenses and other current assets	5,264	5,048
Deferred income taxes (Note I)	2,475	1,124

TOTAL CURRENT ASSETS	198,797	182,253

PROPERTY AND EQUIPMENT, net (Note N)	34,324	36,093
INTANGIBLE ASSETS, net (Note D)	46,937	30,818
EQUITY INVESTMENTS (Note C)	34,515	24,068
OTHER ASSETS	4,172	4,354

TOTAL ASSETS	$318,745	$277,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note E)	$15,000	$4,100
Accounts payable	18,985	19,414
Accrued expenses (Note N)	33,877	31,962
Income taxes payable (Note I)	2,100	5,036

TOTAL CURRENT LIABILITIES	69,962	60,512

DEFERRED RENT & OTHER LONG-TERM LIABILITIES (Note N)	14,598	14,482
DEFERRED INCOME TAXES (Note I)	5,385	1,429
REVOLVING CREDIT FACILITY (Note E)	42,625	10,000
TERM LOAN (Note E)	40,000	40,000
4.75% CONVERTIBLE SENIOR NOTES (Note E)	—	23,557

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,430,893 in 2011 and 12,064,543 in 2010	124	121
Paid-in capital	137,467	131,350
Retained earnings	14,465	1,312
Accumulated other comprehensive loss	(5,881)	(5,177)

TOTAL STOCKHOLDERS’ EQUITY	146,175	127,606

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,745	$277,586

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands – except per share data)

	Year ended December 31,
	2011	2010	2009
Net sales	$444,418	$443,171	$415,040

Cost of sales	282,058	273,774	257,839
Distribution expenses	43,882	44,570	43,329
Selling, general and administrative expenses	93,894	95,044	95,647
Restructuring expenses (Note M)	—	—	2,616

Income from operations	24,584	29,783	15,609

Interest expense (Note E & F)	(7,758)	(9,351)	(13,185)
Loss on early retirement of debt (Note E)	—	(764)	—

Income before income taxes, equity in earnings and extraordinary item	16,826	19,668	2,424

Income tax provision (Note I)	(6,122)	(4,602)	(1,880)
Equity in earnings, net of taxes (Note C)	3,362	2,718	2,171

Income before extraordinary item	14,066	17,784	2,715

Extraordinary item, net of taxes (Note D)	—	2,477	—

NET INCOME	$14,066	$20,261	$2,715

Basic income per common share before extraordinary item (Note H)	$1.16	$1.48	$0.23
Basic income per common share of extraordinary item (Note H)	—	0.20	—

BASIC INCOME PER COMMON SHARE (NOTE H)	$1.16	$1.68	$0.23

Diluted income per common share before extraordinary item (Note H)	$1.12	$1.44	$0.22
Diluted income per common share of extraordinary item (Note H)	—	0.20	—

DILUTED INCOME PER COMMON SHARE (NOTE H)	$1.12	$1.64	$0.22

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Paid-in	Retained earnings (accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit)	(loss)	Total
BALANCE AT DECEMBER 31, 2008	11,990	$120	$127,497	$(21,515)	$(8,593)	$97,509

Comprehensive income:
Net income				2,715		2,715
Grupo Vasconia, S.A.B. translation adjustment (Note C)					456	456
Derivative hedge de-designation (Note F)					780	780
Derivative fair value adjustment (Note F)					543	543

Total comprehensive income						4,494

Stock option expense (Note G)			2,099			2,099
Exercise of stock options	46		59			59
Retirement of shares (Note G)	(21)			(149)		(149)

BALANCE AT DECEMBER 31, 2009	12,015	120	129,655	(18,949)	(6,814)	104,012

Comprehensive income:
Net income				20,261		20,261
Grupo Vasconia, S.A.B. translation adjustment (Note C)					1,088	1,088
Derivative hedge de-designation (Note F)					342	342
Derivative fair value adjustment (Note F)					57	57
Interest rate swap termination (Note F)					150	150

Total comprehensive income						21,898

Convertible Senior Note repurchase (Note E)			(2,366)			(2,366)
Tax effect on Convertible Senior Note repurchase			836			836
Shares issued to directors (Note G)	10		150			150
Stock compensation expense (Note G)			2,778			2,778
Tax benefit on exercise of stock options			124			124
Exercise of stock options	40	1	173			174

BALANCE AT DECEMBER 31, 2010	12,065	121	131,350	1,312	(5,177)	127,606

Comprehensive income:
Net income				14,066		14,066
Translation adjustment					(704)	(704)

Total comprehensive income						13,362

Shares issued to directors (Note G)	21		183			183
Stock compensation expense (Note G)			2,612			2,612
Issuance of 255,908 shares of common stock for acquisition of Creative Tops (Note B)	256	3	3,097			3,100
Exercise of stock options	89		225			225
Dividends (Note G)				(913)		(913)

BALANCE AT DECEMBER 31, 2011	12,431	$124	$137,467	$14,465	$(5,881)	$146,175

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$14,066	$20,261	$2,715
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	(2,477)	—
Provision for doubtful accounts	(24)	376	(420)
Depreciation and amortization	8,397	9,810	11,472
Amortization of debt discount	543	1,802	2,663
Deferred rent	(133)	306	673
Deferred income taxes	(1,218)	(2,691)	734
Stock compensation expense	2,795	2,928	2,099
Undistributed equity earnings	(2,896)	(2,321)	(1,953)
Fixed asset impairment	—	—	789
Loss on early retirement of debt	—	764	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	3,297	(11,619)	6,430
Inventory	(5,365)	3,996	37,680
Prepaid expenses, other current assets and other assets	1,120	3,981	(271)
Accounts payable, accrued expenses and other liabilities	(4,673)	628	(10,324)
Income taxes receivable	—	—	11,263
Income taxes payable	(3,722)	4,356	438

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,187	30,100	63,988

INVESTING ACTIVITIES
Purchases of property and equipment	(4,959)	(2,864)	(2,344)
Equity investments	(5,123)	—	—
Acquisition of Creative Tops, net of cash acquired	(20,584)	—	—
Net proceeds from sale of property	31	70	408

NET CASH USED IN INVESTING ACTIVITIES	(30,635)	(2,794)	(1,936)

FINANCING ACTIVITIES
Repayments of prior credit facility, net (Note E)	—	(24,601)	(64,699)
Proceeds from Revolving Credit Facility, net (Note E)	43,525	14,100	—
Proceeds from Term Loan (Note E)	—	40,000	—
Repurchase of 4.75% convertible senior notes (Note E)	(24,100)	(51,028)	—
Financing Costs	(761)	(3,248)	—
Cash dividends paid	(913)	—	—
Payment of capital lease obligations	(78)	(158)	(225)
Proceeds from the exercise of stock options	225	174	59
Excess tax benefits from exercise of stock options		124	17

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	17,898	(24,637)	(64,848)

Effect of foreign exchange on cash	171	—	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(379)	2,669	(2,796)

Cash and cash equivalents at beginning of year	3,351	682	3,478

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,972	$3,351	$682

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, sources and sells branded kitchenware, tabletop and other products used in the home and markets its products under a number of brand names and trademarks, which are either owned or licensed. The Company markets and sells its products principally on a wholesale basis to retailers. The Company also markets and sells a limited selection of its products directly to the consumer through its Pfaltzgraff®, Mikasa®, Lifetime Sterling™ and Housewares Deals™ Internet websites.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

Wholesale sales and Retail Direct sales are recognized when title passes to the customer, which is primarily at the shipping point for Wholesale sales and upon delivery to the customer for Retail Direct sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.4 million, $1.9 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

The Company offers various sales incentives and promotional programs to its customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and an estimate of sales returns are reflected as reductions in net sales in the Company’s consolidated statements of operations.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $702,000, $775,000 and $880,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Accounts receivable

The Company periodically reviews the collectibility of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers. The Company also maintains an allowance for anticipated customer deductions. The allowances for deductions are primarily based on contracts with customers. However, in certain cases the Company does not have a formal contract and, therefore, customer deductions are non-contractual. To evaluate the reasonableness of non-contractual customer deductions, the Company analyzes currently available information and historical trends of deductions.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced using the lower of cost (first-in, first-out basis) or market method. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment. If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of the inventory to its net realizable value.

Property and equipment

Property and equipment is stated at cost. Property and equipment, other than leasehold improvements, is depreciated using the straight-line method over the estimated useful lives of the assets. Building and improvements are being depreciated over 30 years and machinery, furniture and equipment over periods ranging from 3 to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the end of the period are classified as construction in progress.

Cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Amounts subject to estimates include judgments related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of tangible and intangible assets, stock option expense, estimates for unpaid healthcare claims, derivative valuation, accruals related to the Company’s tax provision and tax valuation allowances.

Concentration of credit risk

The Company’s cash and cash equivalents are potentially subject to concentration of credit risk. The Company maintains cash with several financial institutions that, in some cases, is in excess of Federal Deposit Insurance Corporation insurance limits.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base.

During the years ended December 31, 2011, 2010 and 2009, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for 15%, 15%, and 18% of net sales, respectively. No other customer accounted for 10% or more of the Company’s sales during these periods.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s consolidated financial statements relate to the Company’s 4.75% convertible senior notes (the “Notes”), annual goodwill and other intangible asset impairment tests and derivatives, described in Notes A, D and F, respectively.

Fair value of financial instruments

The Company estimated that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of their short-term nature. The Company estimated that the carrying amounts of borrowings outstanding under its term loan and revolving credit facility approximate fair value since such borrowings bear interest at variable market rates. The fair value of the Notes was $24.0 million at December 31, 2010. The fair value was based on Level 2 observable inputs consisting of the most recent quoted price for the Notes obtained from the FINRA Trade Reporting and Compliance Engine™ system at December 31, 2010.

Derivatives

The Company accounts for derivative instruments in accordance with ASC Topic No. 815, Derivatives and Hedging which requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that such amounts may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the asset to the estimated discounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company considered indicators of impairment of its goodwill and long-lived assets and determined that no such indicators were present at December 31, 2011.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The Company applies the authoritative guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. In accordance with this guidance, tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. A valuation allowance is required to be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Stock options

The Company measures compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognizes compensation expense over the related service period for awards expected to vest. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock and the risk free interest rate.

Employee Healthcare

In 2011, the Company commenced self insurance of certain portions of its health insurance plan. The Company maintains an estimated accrual for unpaid claims and claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate IBNR, actual claims may vary significantly from estimated claims.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (“ASC”) Topic No. 220, Comprehensive Income. The updated guidance requires that all changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (“ASU 2011-12”) which defers certain reclassification requirements within ASU 2011-05. This guidance is effective for interim and annual periods beginning after December 15, 2011. The guidance is limited to the form and content of the financial statements and disclosures, and the Company has determined that the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic No. 350, Intangibles – Goodwill and Other. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has determined that the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE B — CREATIVE TOPS ACQUISITION

On November 4, 2011, the Company acquired 100% of the share capital of each of Creative Tops Holdings Limited and Creative Tops Far East Limited (collectively, “Creative Tops”), for £14.8 million ($23.7 million) of consideration, comprised of cash in the amount of £12.9 million ($20.6 million) and 255,908 shares of common stock with a value of £1.9 million ($3.1 million). Creative Tops, which reported net sales of approximately £26.3 million ($42.3 million) for its fiscal year ended March 31, 2011, is a leading UK-based supplier of private label and branded tableware and kitchenware products. The purpose of this acquisition is to expand the Company’s sale of products into Europe including growth in the sales of the traditional products of Creative Tops and new branded product offerings. The assets, liabilities and operating results of Creative Tops are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date.

The purchase price has been determined as follows (in thousands):

Cash paid, net of cash acquired	$20,584
Common stock issued	3,100

Total purchase price	$23,684

The cash portion of the purchase price was funded by borrowings under the Company’s Credit Facility (“Revolving Credit Facility”). Cash paid is reflected net of cash acquired of £0.1 million ($0.2 million).

The purchase price has been allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation
Accounts receivable	$8,559
Inventory	5,228
Other current assets	508
Property and equipment	844
Goodwill and other intangibles	16,892
Accounts payable	(1,250)
Accrued expenses	(2,351)
Other liabilities	(1,191)
Deferred tax liability	(3,555)

Total allocated value	$23,684

On the basis of estimated fair values, the excess of the purchase price over the net assets acquired of $13.3 million has been allocated as follows: $10.6 million for customer relationships, $3.6 million for trade names, $2.7 million for non-tax-deductible goodwill, net of a deferred tax liability related to amortizable intangibles of $3.6 million. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note D).

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE C — EQUITY INVESTMENTS

The Company owns a 30% interest in Grupo Vasconia, S.A.B. (“Vasconia”). The investment is accounted for using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2011, 2010 and 2009 in the accompanying consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 13.95 and MXN 12.39 at December 31, 2011 and 2010, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 11.74 to 13.62, MXN 12.37 to 12.79 and MXN 13.05 to 14.32 during the years ended December 31, 2011, 2010 and 2009, respectively. The effect of the translation of the Company’s investment resulted in a decrease of the investment of $0.5 million during the year ended December 31, 2011 and an increase of the investment of $1.1 million and $0.5 million during the years ended December 31, 2010 and 2009, respectively. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $466,000 and $398,000 from Vasconia during the years ended December 31, 2011 and 2010, respectively. Included in prepaid expenses and other currents assets at December 31, 2011 and 2010 are amounts due from Vasconia of $216,000 and $102,000, respectively.

Summarized income statement information for the years ended December 31, 2011, 2010 and 2009, as well as summarized balance sheet information as of December 31, 2011 and 2010, for Vasconia in USD and MXN is as follows:

	Year Ended December 31,
	2011		2010		2009
	(in thousands)
	USD	MXN	USD	MXN	USD	MXN
Income Statement
Net Sales	$132,310	$1,647,479	$113,454	$1,430,528	$94,633	$1,276,126
Gross Profit	38,143	476,501	32,451	409,263	26,251	353,500
Income from operations	17,254	216,715	15,122	190,862	11,803	159,531
Net Income	11,395	142,698	9,910	125,115	8,306	111,709

	December 31,
	2011		2010
	(in thousands)
	USD	MXN	USD	MXN
Balance Sheet
Current assets	$54,262	$756,792	$55,944	$693,118
Non-current assets	42,904	598,382	32,506	402,733
Current liabilities	14,645	204,254	16,299	201,936
Non-current liabilities	7,310	101,953	5,516	68,340

The Company recorded equity in earnings of Vasconia, net of taxes, of $2.9 million, $2.7 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also has a 50% joint venture investment in World Alliance Enterprises Limited, a Hong-Kong based company that primarily sells kitchenware and cutlery products to retailers other than in North and South America.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE C — EQUITY INVESTMENTS (continued)

During the year ended December 31, 2011, the Company recorded equity in earnings of $447,000. This reflects the cumulative results of this investment through December 31, 2011.

In January 2011, the Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited (“HCA”), a Hong Kong-based company, to supply direct import kitchenware products to retailers in North, Central and South America. The Company paid $105,000 for a 40% equity interest in this entity during 2011. The operating results of HCA were not significant through December 31, 2011.

On December 9, 2011, the Company acquired a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil. The consideration for this equity investment amounted to $7.6 million, which consisted of cash consideration of $5.0 million and consideration payable of $2.6 million. During the period of December 9, 2011 through December 31, 2011, the Company’s equity in earnings of GSI were not significant.

In February 2012, the Company entered into a joint venture to distribute Mikasa® products in China, which will require an initial investment of $500,000 by the Company.

The Company incurred acquisition costs of $2.0 million in 2011, which have been recorded in Selling, General and Administrative Expenses in the consolidated statement of operations.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at December 31, 2011, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE D — GOODWILL AND INTANGIBLE ASSETS

The Company performed its 2011 annual impairment tests for its indefinite-lived intangible assets as of October 1, 2011. The test involved the assessment of the fair market value of the Company’s indefinite-lived intangible assets based on Level 2 observable inputs, using a discounted cash flow approach, assuming a discount rate of 13%-14% and an annual growth rate of 2%. The result of the assessment of the Company’s indefinite-lived intangibles indicated that their fair values exceeded their carrying amounts.

In December 2010, the Company paid $2.5 million to ARC International SA (“ARC”) for all outstanding consideration due or payable related to its 2008 acquisition of the business and certain assets of Mikasa, Inc. As a result of payment of all final consideration to ARC, the Company adjusted the remaining book value of the acquired Mikasa intangible assets, including the trade name and associated deferred tax liability, to zero and the negative goodwill balance to approximately $2.5 million. Concurrently, the remaining balance of negative goodwill was eliminated resulting in an extraordinary gain in the amount of $2.5 million in 2010.

The Company’s intangible assets, all of which are included in the Wholesale segment, consist of the following (in thousands):

	Year Ended December 31,
	2011			2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$2,673	$—	$2,673	$—	$—	$—
Indefinite-lived intangible assets:
Trade names	19,433	—	19,433	19,433	—	19,433
Finite-lived intangible assets:
Licenses	15,847	(6,641)	9,206	15,847	(6,186)	9,661
Trade names	6,116	(1,400)	4,716	2,477	(1,267)	1,210
Customer relationships	11,166	(681)	10,485	586	(530)	56
Patents	584	(160)	424	584	(126)	458

Total	$55,819	$(8,882)	$46,937	$38,927	$(8,109)	$30,818

A summary of the activities related to the Company’s intangible assets for the year ended December 31, 2011 consists of the following (in thousands):

Intangible Assets
Goodwill and Intangible Assets, December 31, 2010	$30,818

Goodwill	2,673
Acquisition of trade names	3,639
Acquisition of customer relationships	10,580
Amortization	(773)

Goodwill and Intangible Assets, December 31, 2011	$46,937

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE D — GOODWILL AND INTANGIBLE ASSETS (continued)

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2011 are as follows:

Years
Trade names	19
Licenses	33
Customer relationships	15
Patents	17

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31
2012	$1,587
2013	1,587
2014	1,587
2015	1,584
2016	1,580

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $773,000, $726,000 and $775,000, respectively.

NOTE E — DEBT

Revolving Credit Facility

The Company had a $125.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on June 9, 2015, with a bank group led by JPMorgan Chase Bank, N.A. On October 28, 2011, the Company amended the Revolving Credit Facility to increase the commitment of the lenders to $150.0 million and to, among other things, (i) increase the borrowing base limit for eligible trademarks to $25.0 million, (ii) revise the pricing grid margins for Alternative Base Rate loans to 1.0% to 1.75% and for Adjusted LIBO Rate and Overnight LIBO Rate loans to 2.0% to 2.75%, (iii) permit borrowings in multi-currencies, primarily U.S Dollars, Euros and Pounds Sterling, (iv) extend, subject to certain conditions, the maturity date to October 28, 2016, (v) increase the expansion option which permits the Company, subject to certain conditions including the consent of the Term Loan lender, to increase the maximum borrowing up to $200.0 million, (vi) revise EBITDA (as defined) to provide for the add back of acquisition related expenses, (vii) limit the domestic and foreign borrowing base, (viii) increase limitations on foreign debt and (ix) increase the limit for investments.

Borrowings under the Revolving Credit Facility are secured by a first lien priority security interest in all of the assets of the Company and its domestic subsidiaries, including a pledge of the Company’s outstanding shares of stock in its subsidiaries (limited, in the case of its foreign subsidiaries, to 65.0% of the Company’s equity interests), except regarding the Company’s shares in its wholly-owned subsidiary LTB de Mexico, S.A. de C.V. (“LTB de Mexico”). Availability under the Revolving Credit Facility is subject to a borrowing base calculation equal to the sum of (i) 85.0% of eligible domestic accounts receivable, (ii) 85.0% of the net orderly liquidation value of eligible domestic inventory and (iii) the lesser of 50.0% of the orderly liquidation value of eligible trademarks and $25.0 million less reserves. The borrowing base is also subject to reserves that may be established by the administrative agent in its permitted discretion.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE E — DEBT (continued)

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.0% (1.25% prior to amendment) to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.0% (2.25% prior to amendment) to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at December 31, 2011 ranged from 2.75% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% (0.50% prior to amendment) on the unused portion of the Revolving Credit Facility.

The Revolving Credit Facility provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Furthermore, if availability under the Revolving Credit Facility is less than $17.5 million, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, which covenant would remain effective until availability is at least $20.0 million for a period of three consecutive months.

At December 31, 2011, the Company had $1.4 million of open letters of credit and $57.6 million of borrowings outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately 45% of the total loan commitment at December 31, 2011. The interest rate on the outstanding borrowings at December 31, 2011 ranged from 2.5% to 4.5%.

Pursuant to the provisions of ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at December 31, 2011 and 2010, the Company classified a portion of the Revolving Credit Facility as a current liability based on the Company’s intent and ability to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions. The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital needs.

The loss on early retirement of debt in the accompanying consolidated statement of operations includes approximately $408,000 in 2010 for the write-off of unamortized debt issuance costs related to the repayment of amounts under the prior credit agreement.

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at December 31, 2011 was 10.0%.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE E — DEBT (continued)

The Term Loan requires the Company to have EBITDA, as defined, of not less than $30.0 million for the trailing four fiscal quarters through December 31, 2011 and limits capital expenditures to $7.5 million for 2011. The Company was in compliance with the financial covenants of the Term Loan and Revolving Credit Facility at December 31, 2011.

4.75% Convertible Senior Notes

At December 31, 2010, the Company had outstanding $24.1 million aggregate principal amount of the Notes due July 15, 2011. Pursuant to the provisions of ASC Topic No. 470-10, the Company had classified the Notes as a long-term liability based on the Company’s intent and ability to refinance the Notes using the proceeds from the Revolving Credit Facility.

In June 2010, the Company purchased $50.9 million principal amount of the Notes in privately negotiated transactions for $51.0 million, reducing the aggregate principal amount to $24.1 million. Pursuant to the provisions of ASC Topic No. 470-20, Debt with Conversion and Other Options, the Company allocated the consideration paid to repurchase the Notes to the debt and equity components of the Notes based on the fair value of the debt component on the date the Company repurchased the Notes. The loss on early retirement of debt in the accompanying consolidated statement of operations includes approximately $356,000 in 2010 for the write-off of unamortized debt issuance costs related to notes which were repurchased. In addition, the Company recorded a reduction of additional paid in capital of $2.4 million representing the portion of the consideration paid that was allocated to the equity component of the Notes.

On July 15, 2011, the Company retired the $24.1 million aggregate principle amount of the Notes then outstanding with borrowings from the Revolving Credit Facility.

Effective January 1, 2009, the Company adopted the provisions of ASC Topic No. 470-20 on a retrospective basis as though the provisions were in effect at the date of issuance of the Notes in June 2006. As a result of the adoption, on January 1, 2009 the Company reclassified $7.9 million (net of taxes of $2.8 million) of the principal of the Notes to additional paid-in-capital and recorded a debt discount of $12.8 million that was amortized to interest expense over the remaining term of the Notes.

At December 31, 2010, the carrying amounts of the debt and equity components of the Notes were as follows (in thousands):

December 31, 2010
Carrying amount of equity component, net of tax	$8,262

Principal amount of debt component	$24,100
Unamortized discount	(543)

Carrying amount of debt component	$23,557

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE F — DERIVATIVES

The Company had interest rate swaps with an aggregate notional amount of $50.0 million, which decreased to $25.0 million in January 2010 and to $10.0 million in June 2010, and interest rate collars with an aggregate notional amount of $40.2 million that were utilized to manage interest rate exposure related to the Company’s variable interest rate borrowings. The interest rate collar agreements expired in November 2010 and the interest rate swap agreements expired in January 2011.

An interest rate swap with a notional amount of $15.0 million and the interest rate collars were originally designated as cash flow hedges at inception, with the effective portion of the fair value gains or losses on these derivative instruments recorded as a component of accumulated other comprehensive loss. In November 2009, the interest rate collars were de-designated as cash flow hedges as a result of reductions, and projected future reductions, in the Company’s borrowings hedged by the interest rate collar agreements. Accordingly, the Company reclassified a portion of the loss included in other comprehensive loss related to the interest rate collar agreements of $780,000, representing the ineffective portion of the hedge, to interest expense. The remaining portion of the loss of $382,000 included in other comprehensive loss related to these interest rate collar agreements was recognized in earnings using the effective interest method over the remaining term of the interest rate collar agreements. In June 2010, the Company terminated the $15.0 million interest rate swap agreement. In connection with the termination of the agreement, the Company made a payment of $403,000 to the counterparty of the agreement which was included in interest expense for the three months ended June 30, 2010.

The effect of recording the Company’s cash flow hedges at fair value for the portion of the periods that the swaps and collars qualified for hedge accounting resulted in unrealized gains of $57,000 (net of taxes of $36,000) and $543,000 for the years ended December 31, 2010 and 2009, respectively. In conjunction with the expiration of the interest rate collar agreement in 2010, there were no remaining cumulative unrealized gains or losses recorded in accumulated other comprehensive loss as of December 31, 2011 and 2010.

Interest rate swap agreements with an aggregate notional amount of $10.0 million were not designated as hedges at inception and the fair value gains or losses from these swap agreements were recognized in interest expense. In November 2010, the Company terminated the $40.2 million interest rate collar agreements. In connection with the termination of the agreements, the Company made payments of $236,000 and $100,000 to the counterparties of the agreements, respectively, that was included in interest expense for the year ended December 31, 2010.

The fair value of the above derivatives were obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $10,900 at December 31, 2010 and is included in accrued expenses and deferred rent & other long-term liabilities.

NOTE G — CAPITAL STOCK

Long-term incentive plan

In June 2009, the shareholders of the Company approved an amendment to the Company’s 2000 Long-Term Incentive Plan (the “Plan”) to increase the shares available for grant by 1,000,000 shares to 3,500,000 shares. These shares of the Company’s common stock may be subject to outstanding awards granted to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to five years from the date of grant. As of December 31, 2011, there were 332,476 shares available for the grant of awards under the Plan. Through December 31, 2011, all stock options granted under the Plan have exercise prices equal to the market values of the Company’s common stock on the dates of grant.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE G — CAPITAL STOCK (continued)

Cash dividends

The Company did not pay cash dividends on its outstanding shares of common stock during the years ended December 31, 2010 and 2009.

In March 2011, the Company resumed the declaration of cash dividends on its outstanding shares of common stock. Dividends declared in 2011 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.025	March 4, 2011	May 2, 2011	May 16, 2011
$0.025	June 27, 2011	August 2, 2011	August 16, 2011
$0.025	November 4, 2011	November 18, 2011	November 29, 2011

On January 11, 2012, the Board of Directors declared a quarterly dividend of $0.025 per share payable on February 15, 2012 to shareholders of record on February 1, 2012, and on March 6, 2012, the Board of Directors declared a quarterly dividend of $0.025 per share payable on May 15, 2012 to shareholders on record on May 1, 2012.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is issued or outstanding at December 31, 2011.

Escrow shares

In 2009, the Company received back 20,436 shares of its common stock valued at $149,000 that previously had been held in escrow in connection with its 2006 acquisition of certain assets of Syratech Corporation.

Restricted stock

In 2011, 2010 and 2009, the Company issued an aggregate of 13,900, 10,020 and 33,335 restricted shares, respectively, of the Company’s common stock to its non-employee directors representing payment of a portion of their annual retainer. The total fair value of the restricted shares, based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant, was $150,000 in each of the years 2011, 2010 and 2009. In addition, on August 4, 2011, the Company granted an aggregate of 7,500 shares of restricted stock to its independent directors that vest one year from the date of grant, which had a fair value of $80,000 on the grant date. All of the restricted stock grants vest over a one year period from the date of grant and are expensed over the vesting period.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE G — CAPITAL STOCK (continued)

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2011, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, December 31, 2008	2,036,650	$20.41
Grants	632,000	3.43
Exercises	(12,650)	5.43
Cancellations	(869,333)	25.28

Options outstanding, December 31, 2009	1,786,667	12.14
Grants	573,000	13.12
Exercises	(39,250)	4.44
Cancellations	(101,217)	13.65

Options outstanding, December 31, 2010	2,219,200	12.46
Grants	391,500	11.20
Exercises	(123,500)	5.19
Cancellations	(11,450)	13.29

Options outstanding, December 31, 2011	2,475,750	12.62	6.54	$7,317,203

Options exercisable, December 31, 2011	1,349,050	14.08	5.24	$4,730,578

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on December 31, 2011. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2011 and the exercise price.

The total intrinsic value of stock options exercised for the years ended December 31, 2011, 2010 and 2009 was $830,400, $389,100, and $12,000 respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $2.8 million, $2.9 million, and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total unrecognized compensation cost related to unvested stock options at December 31, 2011, before the effect of income taxes, was $4.5 million and is expected to be recognized over a weighted-average period of 1.48 years.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE G — CAPITAL STOCK (continued)

The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model as well as other available models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $5.69, $7.96, and $1.92, respectively.

The fair value for these stock options was estimated at the date of grant using the following weighted-average assumptions:

	2011	2010	2009
Historical volatility	60%	73%	73%
Expected term (years)	5.6	5.0	4.4
Risk-free interest rate	1.96%	2.18%	1.92%
Expected dividend yield	0.89%	0.00%	0.00%

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE H — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(in thousands - except per share amounts)
Income before extraordinary item	$14,066	$17,784	$2,715
Extraordinary item, net of taxes	—	2,477	—

Net income – Basic	14,066	$20,261	$2,715
Net Interest expense, 4.75% Convertible Senior Notes	—	—	—

Net income – Diluted	$14,066	$20,261	$2,715

Weighted-average shares outstanding – Basic	12,128	12,036	12,009
Effect of dilutive securities:
Stock options	401	340	66
4.75% Convertible Senior Notes	—	—	—

Weighted-average shares outstanding – Diluted	12,529	12,376	12,075

Basic income per common share before extraordinary item	$1.16	$1.48	$0.23
Basic income per common share of extraordinary item	—	0.20	—

Basic income per common share	$1.16	$1.68	$0.23

Diluted income per common share before extraordinary item	$1.12	$1.44	$0.22
Diluted income per common share of extraordinary item	—	0.20	—

Diluted income per common share	$1.12	$1.64	$0.22

The computations of diluted income per common share for the years ended December 31, 2011, 2010 and 2009 excludes options to purchase 1,600,413, 1,060,588, and 1,435,348 shares of the Company’s common stock, respectively. The computations of diluted income per common share for the years ended December 31, 2011, 2010 and 2009 also exclude options to purchase 462,192, 2,678,571, 2,678,571 shares, respectively, of the Company’s common stock that were issuable upon the conversion of the Company’s Notes and related interest expense, which were retired in July 2011. The above shares were excluded due to their antidilutive effect.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE I — INCOME TAXES

The provision (benefit) for income taxes consists of:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$4,657	$4,269	$162
State and local	2,063	1,437	984
Foreign	618	565	—

Deferred	(1,216)	(1,669)	734

Income tax provision	$6,122	$4,602	$1,880

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred income tax assets:
Deferred rent expense	$3,038	$2,799
Translation adjustment	2,205	1,981
Stock options	2,743	1,619
Inventory	1,624	1,296
Operating loss carry-forward	2,120	2,618
Accounts receivable allowances	270	—
Accrued compensation	580	545
Other	674	529

Total deferred income tax assets	$13,254	$11,387

Significant components of the Company’s net deferred income tax liability are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred income tax liabilities:
Depreciation and amortization	$(4,867)	$(4,035)
Accounts receivable allowances	—	(102)
Intangibles	(6,679)	(2,450)
Convertible Senior Notes	—	(216)
Equity in earnings	(998)	(657)
Other	(535)	—

Total deferred income tax liabilities	(13,079)	(7,460)

Net deferred income tax (liability) asset	175	3,927

Valuation allowance	(3,085)	(4,232)

Net deferred income tax liabilities	$(2,910)	$(305)

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE I — INCOME TAXES (continued)

As of December 31, 2010, the Company had fully utilized federal net operating loss and other credit carryforwards generated in previous years. The Company has generated various state net operating loss carryforwards of which $22.0 million remains at December 31, 2011 that begin to expire in 2014. The Company has net operating losses in foreign jurisdictions of $2.6 million at December 31, 2011 that begin to expire in 2016. The Company has offset its total deferred tax assets with certain deferred tax liabilities that are expected to reverse in the carryforward period. As of December 31, 2011, management had determined that it was “more likely than not” that its deferred tax assets would be realized and the corresponding valuation allowance had been released based on the Company’s ability to utilize deferred tax assets currently and the expected future use of temporary differences in the carryback periods. The valuation allowance which remains as of December 31, 2011 relates to certain state net operating losses and foreign currency translation adjustments.

The provision for income taxes differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2011	2010	2009
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	6.4	5.6	37.9
Non-deductible stock options	0.1	1.2	11.5
Non-deductible expenses	3.4	0.1	6.4
Valuation allowance	(8.2)	(19.8)	(19.3)
Other	(0.3)	1.3	6.1

Provision for income taxes	36.4%	23.4%	77.6%

The estimated values of the Company’s gross uncertain tax positions at December 31, 2011, 2010 and 2009 are liabilities of $134,000, $356,000 and $335,000, respectively, and consist of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at January 1	$356	$335	$498
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	76	200	28
Reductions for tax position of prior years	—	—	—
Settlements	(298)	(179)	(191)

Balance at December 31	$134	$356	$335

The Company had approximately $34,000 and $71,000, net of federal tax benefit, accrued at December 31, 2011 and 2010, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of income taxes.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE I — INCOME TAXES (continued)

If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $134,000, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that $134,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Pennsylvania, New York and New Jersey. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009. The periods subject to examination for the Company’s major state jurisdictions are the years ended 2007 through 2010.

NOTE J — BUSINESS SEGMENTS

Segment information

The Company operates in two reportable business segments: the Wholesale segment, the Company’s primary business segment, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Housewares™ Deals and Lifetime Sterling™ Internet websites. The operating results of Creative Tops since the date of acquisition are included within the Wholesale segment.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments have been distinct due to the different methods the Company uses to sell, market and distribute the products. Management evaluated the performance of the Wholesale and Retail Direct segments based on net sales and income (loss) from operations through December 31, 2011. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses. Assets in each segment consist of assets used in its operations and acquired intangible assets. Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net sales:
Wholesale	$421,119	$413,809	$389,078
Retail Direct	23,299	29,362	25,962

Total net sales	$444,418	$443,171	$415,040

Income (loss) from operations:
Wholesale (1)	$38,410	$42,997	$30,581
Retail Direct (2)	(524)	(1,018)	(3,637)
Unallocated corporate expenses	(13,302)	(12,196)	(11,335)

Total income (loss) from operations	$24,584	$29,783	$15,609

Depreciation and amortization:
Wholesale	$8,183	$9,719	$11,252
Retail Direct	214	91	220

Total depreciation and amortization	$8,397	$9,810	$11,472

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE J — BUSINESS SEGMENTS (continued)

Segment information (continued)

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Assets:
Wholesale	$317,435	$271,670	$273,589
Retail Direct	813	1,441	2,452
Unallocated/ corporate/ other	497	4,475	682

Total assets	$318,745	$277,586	$276,723

Capital expenditures:
Wholesale	$4,730	$2,541	$1,684
Retail Direct	229	323	660

Total capital expenditures	$4,959	$2,864	$2,344

Notes:

(1)	In 2009, income from operations for the Wholesale segment included $600,000 for restructuring and impairment expenses. See Note M.
(2)	In 2009, loss from operations for the Retail Direct segment includes $2.0 million of restructuring and non-cash fixed asset impairment charges. See Note M.

Product category information – net sales

The following table sets forth net sales by the major product categories included within the Company’s Wholesale operating segment:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Category:
Kitchenware	$215,707	$208,491	$199,567
Tabletop	134,652	123,432	113,479
Home Solutions	64,099	81,886	76,032
Creative Tops	6,661	—	—

Total	$421,119	$413,809	$389,078

The product categories, which incorporate a change to establish a Home Solutions products category and the additional revenue source from Creative Tops in 2011, reflect a refined alignment of the products into the sources of revenue which the Company analyzes. The revenue source categories disclosed in the prior years have been reclassified to conform to current year presentation for comparative purposes.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Geographical information

The following table sets forth net sales and long-lived assets by the major geographic locations (in thousands):

Year ended December 31, 2011
Net sales:
United States	$426,405
International	18,013

Total	$444,418

Long-lived assets at period-end:
United States	$118,803
International	1,145

Total	$119,948

NOTE K — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has lease agreements for its corporate headquarters, distribution centers, showrooms and sales offices that expire through 2025. These leases generally provide for, among other things, annual base rent escalations and additional rent for real estate taxes and other costs.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31
2012	$13,530
2013	13,138
2014	12,975
2015	13,130
2016	12,978
Thereafter	33,165

Total	$98,916

Rent and related expenses under operating leases were $13.3 million, $13.3 million and $13.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sublease rental income was $70,000 and $82,000 for the years ended December 31, 2011 and 2010, respectively. There was no sublease rental income during the year ended December 31, 2009.

Capital leases

The Company had various capital lease arrangements for the leasing of equipment that was primarily utilized in its distribution centers. These leases expired in 2011 and were included in accrued expenses at December 31, 2010.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Royalties

The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2023. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31
2012	$5,680
2013	408
2014	344
2015	348
2016	225
Thereafter	2,251

Total	$9,256

Purchase commitments

As of December 31, 2011, the Company had $6,276,000 of non-cancellable purchase commitments outstanding related to 2012 purchases.

Legal proceedings

Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace de Puerto Rico”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access.

The Company is not aware of any determination by the EPA that any remedial action is warranted for the Site, and, accordingly, is not able to estimate the extent of any possible liability.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE L — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $16,500 ($22,000 for employees 50 years or over) for 2011. Effective January 1, 2009, the Company suspended its matching contribution as an expense savings measure.

Retirement benefit obligations

The Company assumed retirement benefit obligations, which are paid to certain former executives of an acquired business. The obligations under these agreements are unfunded. At December 31, 2011 and 2010, the total unfunded retirement benefit obligation was $3.4 million and $3.3 million, respectively, and is included in accrued expenses and deferred rent & other long-term liabilities. During the years ended December 31, 2011 and 2010, the Company paid retirement benefits related to these obligations of $148,000 and $148,000, respectively. The Company expects to pay a total of $148,000 in retirement benefits related to these obligations during the year ending December 31, 2012.

NOTE M — RESTRUCTURING

No restructuring expenses were recognized and no remaining obligations existed relating to this restructuring initiative during the years ended December 31, 2010 and 2011.

During the year ended December 31, 2009, the Company recorded restructuring charges of $2.6 million which included store lease obligations and other costs of $1.5 million, non-cash asset impairment charges of $789,000 and employee related expenses of $363,000. The employee expenses were incurred in connection with a plan to realign the management structure of certain of its divisions and eliminate a portion of the workforce at its Puerto Rico sterling silver manufacturing facility.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE N — OTHER

Inventory

The components of inventory are as follows:

	December 31,
	2011	2010
	(in thousands)
Finished goods	$107,471	$96,375
Work in process	1,683	1,890
Raw materials	1,183	1,670

Total	$110,337	$99,935

Property and equipment

Property and equipment consist of:

	December 31,
	2011	2010
	(in thousands)
Machinery, furniture and equipment	$70,037	$66,450
Leasehold improvements	25,050	24,551
Building and improvements	1,604	1,604
Construction in progress	1,900	272
Land	100	100

	98,691	92,977
Less: accumulated depreciation and amortization	(64,367)	(56,884)

Total	$34,324	$36,093

Depreciation and amortization expense on property and equipment for the years ended December 31, 2011, 2010 and 2009 was $7.5 million, $8.2 million and $9.4 million, respectively.

Included in machinery, furniture and equipment and accumulated depreciation at December 31, 2010 are $2.1 million and $1.8 million, respectively, related to assets recorded under capital leases.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Accrued expenses

Accrued expenses consist of:

	December 31,
	2011	2010
	(in thousands)
Customer allowances and rebates	$10,422	$13,549
Compensation and benefits	7,950	8,287
Interest	441	985
Vendor invoices	1,984	2,020
Royalties	2,181	1,520
Derivative liability	—	11
Commissions	1,093	1,231
Freight	1,419	771
Contingent consideration related to GSI investment	2,622	—
Other	5,765	3,588

Total	$33,877	$31,962

Deferred rent & other long-term liabilities

Deferred rent & other long-term liabilities consist of:

	December 31,
	2011	2010
	(in thousands)
Deferred rent liability	$11,354	$11,283
Retirement benefit obligations	3,244	3,199

Total	$14,598	$14,482

Supplemental cash flow information

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,877	$6,893	$8,804
Cash paid for taxes	10,331	1,198	380

Non-cash investing activities:
Translation adjustment	$(704)	$1,088	$456

Item 15(a)

LIFETIME BRANDS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
Description	Balance at beginning of period	Additions charged to costs and expenses		Deductions		Balance at end of period
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$1,057	$63		$(792)	(a)	$328
Reserve for sales returns and allowances	11,554	3,378	(c)	(10,658)	(b)	4,274

	$12,611	$3,441		$(11,450)		$4,602

Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$1,433	$1,456		$(1,832)	(a)	$1,057
Reserve for sales returns and allowances	15,124	661	(c)	(4,231)	(b)	11,554

	$16,557	$2,117		$(6,063)		$12,611

Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$1,853	$1,204		$(1,624)	(a)	$1,433
Reserve for sales returns and allowances	12,798	22,180	(c)	(19,854)	(b)	15,124

	$14,651	$23,384		$(21,478)		$16,557

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Allowances granted.
(c)	Charged to net sales.

S-1