Form 10-K/A
period 2011-12-31
LIFETIME BRANDS, INC
filed 2012-04-30
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

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

Explanatory Note

This amendment No. 1 to the Annual Report on Form 10-K of Lifetime Brands, Inc. (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2012. The Company is filing this Amendment No. 1 solely to include Exhibit 23.2, consent from Castillo Miranda Y Compañía, S.C. to include their report in the Company’s Annual Report, and amend Exhibit 99.1 in the Original Filing to include the separate financial statements of Grupo Vasconia, S.A.B. (“Vasconia”) as required by Rule 3-09 of Regulation S-X. As indicated in the Company’s Original Filing, Vasconia is an equity method investee in which the Company owns a 30% interest.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s Chief Financial Officer and Chief Executive Officer.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Company’s original Form 10-K as filed on March 9, 2012, nor does it reflect events occurring after the filing of the Company’s original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following documents were filed as part of the Original Filing:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

2. Financial Statements Schedules

The following financial statement schedules were filed as part of the Original Filing and should be read in conjunction with the Consolidated Financial Statements of the Registrant:

Schedule II – Valuation and Qualifying Accounts

All other financial schedules are not required under the related instructions or are inapplicable, and therefore have been omitted.

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 8 – Financial Statements and Supplementary Data.

(b)	Exhibits – The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description
3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)**

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2007)**

4.1	Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% Convertible Senior Notes due 2011 (incorporated by reference to the Registrant’s registration statement No. 333-137575 on Form S-3)**

10.1	License agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)**

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.3	Employment agreement dated May 2, 2006 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated May 8, 2006)**

10.4	Lease agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 8-K dated May 15, 2006)**

10.5	Amended 2000 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Form 8-K dated June 9, 2006)**

10.6	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to the Registrant’s Form 8-K dated June 9, 2006)**

10.7	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2006)**

10.8	Employment agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.9	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2007)**

10.10	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated July 6, 2007)**

10.11	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.12	Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.13	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2007)**

10.14	Amendment No. 2 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K/A dated April 22, 2008)**

10.15	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2008)**

10.16	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.17	Amendment to the Company’s Second Amended and Restated Credit Agreement, Amendment No. 3, dated September 29, 2008 (incorporated by reference to the Registrant’s Form 8-K dated September 30, 2008)**

10.18	Forbearance Agreement and Amendment No. 4, dated as of February 12, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated February 19, 2009)**

10.19	Amendment to Forbearance Agreement and Amendment No. 4, dated as of March 6, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2009)**

10.20	Waiver and Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of March 31, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.21	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to the Registrant’s Form 8-K dated June 12, 2009)**

10.22	Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated August 12, 2009)**

10.23	Amendment of Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated August 12, 2009)**

10.24	Waiver to the Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent and Co-Collateral Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated October 16, 2009)**

10.25	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 30, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated November 2, 2009)**

10.26	Termination of Lease and Sublease Agreement dated December 1, 2009 by and between Crispus Attucks Association of York, Pennsylvania, Inc. and Lifetime Brands, Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 2, 2009)**

10.27	Amendment No. 7 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K dated February 12, 2010)**

10.28	Amendment to Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2010)**

10.29	Amended and Restated Executive Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Craig Phillips (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2010)**

10.30	Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a co-collateral agent, and HSBC Business Credit (USA) Inc., as syndication agent and a co-collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.31	Second Lien Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.32	Second Amendment of Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.33	Amendment of Amended and Restated Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.34	Amendment No. 1 to the Second Lien Credit Agreement, dated as of March 9, 2011, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.35	Employment Agreement, dated March 4, 2011, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated March 8, 2011)**

10.36	Amended and Restated Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc., the Foreign Subsidiary Borrowers parties thereto, the Other Loan Parties hereto, the Lenders party hereto JP Morgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent (incorporated by reference to the Registrant’s Form 8-K dated November 3, 2011)**

10.37	Amendment No. 2 of the Second Lien Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated November 3, 2011)**

10.38	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to the Registrant’s Form 8-K dated November 8, 2011)**

14.1	Code of Conduct dated March 25, 2004, as amended on June 7, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 7, 2007)**

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to the Registrant’s Form 10-Q dated September, 30 2008)**

21.1	Subsidiaries of the registrant (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2011)**

23.1	Consent of Ernst & Young LLP (incorporated by reference to the Registrant’s Form 10-K dated December 31, 2011)**

23.2	Consent of Castillo Miranda Y Compañía, S.C.***

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

99.1	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), separate financial statements and Report of Independent Registered Accounting Firm ***

99.2	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), Report of Independent Registered Accounting Firm (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

(c)	Financial Statement Schedules — the response to this portion of Item 15 was submitted as a separate section of the Original Filing

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

Signature	Title	Date

/S/ JEFFREY SIEGEL Jeffrey Siegel	Chairman of the Board of Directors, Chief Executive Officer, President and Director	April 30, 2012

/S/ RONALD SHIFTAN Ronald Shiftan	Vice Chairman of the Board of Directors, Chief Operating Officer and Director	April 30, 2012

/S/ LAURENCE WINOKER Laurence Winoker	Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2012

/S/ CRAIG PHILLIPS Craig Phillips	Senior Vice-President – Distribution and Director	April 30, 2012

/S/ DAVID DANGOOR David Dangoor	Director	April 30, 2012

/S/ MICHAEL JEARY Michael Jeary	Director	April 30, 2012

/S/ JOHN KOEGEL John Koegel	Director	April 30, 2012

/S/ CHERRIE NANNINGA Cherrie Nanninga	Director	April 30, 2012

/S/ WILLIAM WESTERFIELD William Westerfield	Director	April 30, 2012