Form 10-Q
period 2012-03-31
LIFETIME BRANDS, INC
filed 2012-05-04
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2012 was 12,438,393.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,867	$2,972
Accounts receivable, less allowances of $5,051 at March 31, 2012 and $4,602 at December 31, 2011	72,902	77,749
Inventory (Note A)	113,653	110,337
Prepaid expenses and other current assets	5,286	5,264
Income taxes receivable (Note G)	327	—
Deferred income taxes (Note G)	2,568	2,475

TOTAL CURRENT ASSETS	199,603	198,797

PROPERTY AND EQUIPMENT, net	33,025	34,324
INVESTMENTS (Note B)	36,380	34,515
INTANGIBLE ASSETS, net (Note C)	46,537	46,937
OTHER ASSETS	3,742	4,172

TOTAL ASSETS	$319,287	$318,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note D)	$15,000	$15,000
Accounts payable	23,534	18,985
Accrued expenses	29,562	33,877
Income taxes payable (Note G)	70	2,100

TOTAL CURRENT LIABILITIES	68,166	69,962

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	14,450	14,598
DEFERRED INCOME TAXES (Note G)	5,427	5,385
REVOLVING CREDIT FACILITY (Note D)	41,545	42,625
TERM LOAN (Note D)	40,000	40,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,438,393 at March 31, 2012 and 12,430,893 at December 31, 2011	124	124
Paid-in capital	138,186	137,467
Retained earnings	15,189	14,465
Accumulated other comprehensive loss	(3,800)	(5,881)

TOTAL STOCKHOLDERS’ EQUITY	149,699	146,175

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,287	$318,745

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$109,041	$91,773
Cost of sales	68,581	58,383

Gross margin	40,460	33,390
Distribution expenses	11,744	10,940
Selling, general and administrative expenses	25,484	22,473

Income (loss) from operations	3,232	(23)
Interest expense (Note D)	(1,698)	(1,979)

Income (loss) before income taxes and equity in earnings	1,534	(2,002)
Income tax (provision) benefit (Note G)	(588)	588
Equity in earnings, net of taxes (Note B)	398	465

NET INCOME (LOSS)	$1,344	$(949)

BASIC INCOME (LOSS) PER COMMON SHARE (NOTE F)	$0.11	$(0.08)

DILUTED INCOME (LOSS) PER COMMON SHARE (NOTE F)	$0.11	$(0.08)

Cash dividends declared per common stock	$0.050	$0.025

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$1,344	$(949)
Translation adjustment	2,081	1,225

Comprehensive income	$3,425	$276

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$1,344	$(949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	(25)	(16)
Depreciation and amortization	2,207	1,995
Amortization of debt discount	—	229
Deferred rent	(84)	(3)
Stock compensation expense	698	748
Undistributed equity earnings	(398)	(465)
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	4,872	11,847
Inventory	(3,316)	(3,969)
Prepaid expenses, other current assets and other assets	410	(52)
Accounts payable, accrued expenses and other liabilities	(55)	(7,242)
Income taxes receivable	—	(745)
Income taxes payable	(2,356)	(5,036)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,297	(3,658)

INVESTING ACTIVITIES
Purchases of property and equipment	(475)	(1,047)

NET CASH USED IN INVESTING ACTIVITIES	(475)	(1,047)

FINANCING ACTIVITIES
Proceeds (repayments) of bank borrowings, net	(1,080)	2,900
Proceeds from the exercise of stock options	22	9
Excess tax benefits from exercise of stock options	—	6
Payment of capital lease obligations	—	(27)
Cash dividend paid	(311)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,369)	2,888

Effect of foreign exchange on cash	442	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,895	(1,817)
Cash and cash equivalents at beginning of year	2,972	3,351

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,867	$1,534

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2011 and 2010, net sales for the third and fourth quarters accounted for 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $353,000 and $455,000 for the three months ended March 31, 2012 and 2011, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

The Company offers various sales incentives and promotional programs to its customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and an estimate of sales returns are reflected as reductions in net sales in the Company’s condensed consolidated statements of operations.

Cost of sales

Cost of sales consist primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties and other product procurement related charges.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses, handling costs of products sold and freight-out expenses.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The components of inventory are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Finished goods	$109,376	$107,471
Work in process	2,325	1,683
Raw materials	1,952	1,183

Total	$113,653	$110,337

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

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted Accounting Standard Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements in its annual financial statements. In connection with the adoption of this standard, our condensed financial statements include a separate statement of comprehensive income.

Effective January 1, 2012, the Company adopted ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing for Goodwill Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic No. 350, Intangibles – Goodwill and Other. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE B —INVESTMENTS

The Company owns a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three month periods ended March 31, 2012 and 2011 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 12.78 and MXN 11.89 at March 31, 2012 and 2011, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rate of MXN 12.98 and MXN 12.09 during the three months ended March 31, 2012 and 2011, respectively. The effect of the translation of the Company’s investment resulted in a increase of the investment of $1.7 million during the three months ended March 31, 2012 and $1.2 million during the three months ended March 31, 2011 (also see Note J). These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at March 31, 2012 and December 31, 2011 are amounts due from Vasconia of $0.3 million and $0.2 million, respectively.

Summarized statement of operations information for Vasconia in USD and MXN is as follows:

	Three Months Ended March 31,
	2012		2011
		(in thousands)
	USD	MXN	USD	MXN
Net Sales	$28,687	$372,489	$28,571	$345,477
Gross Profit	8,168	106,064	8,083	97,737
Income from operations	3,322	43,134	3,325	40,206
Net Income	1,965	25,511	2,131	25,768

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.5 million for the three months ended March 31, 2012 and 2011.

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil. During the three month period ended March 31, 2012, the Company recorded equity in losses of GSI of $133,000. Of the $7.6 million consideration payable by the Company with respect to this investment, approximately $2.6 million remained to be paid as of March 31, 2012.

In February 2012, the Company entered into a joint venture to distribute Mikasa® products in China, for which it expects to make an initial investment of approximately $500,000.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE C — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$2,673	$—	$2,673	$2,673	$—	$2,673
Indefinite-lived intangible assets:
Trade names	19,433	—	19,433	19,433	—	19,433
Finite-lived intangible assets:
Licenses	15,847	(6,757)	9,090	15,847	(6,641)	9,206
Trade names	6,116	(1,496)	4,620	6,116	(1,400)	4,716
Customer relationships	11,166	(860)	10,306	11,166	(681)	10,485
Patents	584	(169)	415	584	(160)	424

Total	$55,819	$(9,282)	$46,537	$55,819	$(8,882)	$46,937

NOTE D — DEBT

Revolving Credit Facility

The Company has a $150.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on October 28, 2016, with a bank group led by JPMorgan Chase Bank, N.A.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at March 31, 2012 ranged from 2.75% to 4.75%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

At March 31, 2012, the Company had $1.2 million of open letters or credit and $56.5 million of borrowings outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $72.1 million, or 48%, of the total loan commitment at March 31, 2012.

Pursuant to the provisions of ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, at March 31, 2012 and December 31, 2011, the Company classified a portion of the Revolving Credit Facility as a current liability based on the Company’s intent and ability to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions. The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital needs.

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE D — DEBT (continued)

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at March 31, 2012 was 10.0%.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $31.0 million for the trailing four fiscal quarters through March 31, 2012 and limits capital expenditures to $8.0 million for 2012. The Company was in compliance with the financial covenants of the Term Loan and Revolving Credit Facility at March 31, 2012.

NOTE E — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2012 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2012	2,475,750	$12.62
Grants	—	—
Exercises	(7,500)	2.99
Cancellations	(200)	22.46

Options outstanding, March 31, 2012	2,468,050	12.65	6.29	$6,170,028

Options exercisable, March 31, 2012	1,398,050	14.03	5.13	$4,089,333

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2012. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 30, 2012 and the exercise price.

The total intrinsic value of stock options exercised for the three months ended March 31, 2012 and 2011 was $56,889 and $16,990, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $698,000 and $748,000 for the three months ended March 31, 2012 and 2011, respectively.

Total unrecognized compensation cost related to unvested stock options at March 31, 2012, before the effect of income taxes, was $3.8 million and is expected to be recognized over a weighted-average period of 1.27 years.

At March 31, 2012, there were 332,676 shares available for awards that could be granted under the Company’s 2000 Long-Term Incentive Plan, as amended. On May 1, 2012, the Company granted stock options to purchase a total of 303,000 shares of common stock with an exercise price of $11.64 per share. The aggregate grant date unrecognized compensation cost of $2.0 million for these options will be recognized over their vesting period of 4 years.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE F — INCOME (LOSS) PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the three month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Net income (loss) – basic and diluted	$1,344	$(949)

Weighted-average shares outstanding – basic	12,432	12,066
Effect of dilutive securities:
Stock options	333	—

Weighted-average shares outstanding – diluted	12,765	12,066

Basic income (loss) per common share	$0.11	$(0.08)

Diluted income (loss) per common share	$0.11	$(0.08)

The computation of diluted income per common share for the three months ended March 31, 2012 and 2011 excludes options to purchase 1,188,800 shares and 2,366,000 shares, respectively. These shares were excluded due to their antidilutive effects.

NOTE G – INCOME TAXES

As of December 31, 2010, the Company had fully utilized the Federal net operating loss and other credit carryforwards generated in previous years. The Company has generated various state net operating loss carryforwards of $22.0 million that will begin to expire in 2014. The Company has net operating losses in foreign jurisdictions of $2.5 million that will begin to expire in 2016. As of December 31, 2011, management had determined that it was “more likely than not” that its deferred tax assets would be realized and the corresponding valuation allowances were released based on the Company’s ability to utilize deferred tax assets currently and the expected future use of temporary differences in the carryback period. The valuation allowance which remains at March 31, 2012 relates to certain state net operating losses and foreign currency translation adjustments.

The estimated value of the Company’s tax positions at March 31, 2012 is a gross liability of $134,000. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s net liability would be reduced by $134,000, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $134,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New Jersey, New York and Pennsylvania. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009. The periods subject to examination for the Company’s major state jurisdictions are the years ended 2007 through 2011.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE G – INCOME TAXES (continued)

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three months ended March 31, 2012 and 2011.

NOTE H – BUSINESS SEGMENTS

The Company operates in two reportable business segments; the Wholesale segment, the Company’s primary business, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals™ and Lifetime Sterling™ Internet websites.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net sales
Wholesale	$103,340	$84,903
Retail Direct	5,701	6,870

Total net sales	$109,041	$91,773

Income (loss) from operations
Wholesale	$6,160	$2,914
Retail Direct	(8)	(104)
Unallocated corporate expenses	(2,920)	(2,833)

Total income (loss) from operations	$3,232	$(23)

Depreciation and amortization
Wholesale	$(2,150)	$(1,975)
Retail Direct	(57)	(20)

Total depreciation and amortization	$(2,207)	$(1,995)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

NOTE J — OTHER

Cash dividends

On January 11, 2012, the Board of Directors declared a quarterly dividend of $0.025 payable on February 15, 2012 to shareholders of record on February 1, 2012. On March 6, 2012, the Board of Directors declared a quarterly dividend of $0.025 per share payable on May 15, 2012 to shareholders of record on May 1, 2012. As of March 31, 2012, the Company had accrued $311,000 for the payment of the dividend.

Supplemental cash flow information

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,476	$1,233
Cash paid for taxes	1,760	4,526

Non-cash investing activities:
Translation adjustment	$(2,081)	$(1,225)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and Subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 9, 2012, we expressed an unqualified opinion on those consolidated financial statements. The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest) as of December 31, 2011 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 29, 2012 expressed an unqualified opinion on those statements, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $26.3 million at December 31, 2011 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $2.9 million for the year then ended.

/s/ ERNST & YOUNG LLP

Jericho, New York

May 4, 2012

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2011 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	General economic factors and political conditions, including risks related to recent acquisitions and investments;

•	Liquidity;

•	Supply chain;

•	Competition;

•	Customers;

•	Intellectual property;

•	Personnel;

•	Regulatory matters; and

•	Technology.

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tabletop and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, bakeware and cookware) and Tabletop (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (food storage, pantryware, spices and home décor). Net sales of Kitchenware products and Tabletop products accounted for approximately 79% of the Company’s net sales in 2011. Creative Tops, acquired in November 2011, is a UK-based company through which the Company will manage its European business. The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, Mikasa®, KitchenAid®, Pfaltzgraff®, Elements®, Cuisinart®, Melannco® and V&A®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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

In December 2011, the Company acquired a 40% equity interest in GSI. GSI is a leading wholesale distributor of branded housewares products in Brazil. The company markets dinnerware, glassware, home décor, kitchenware and barware to customers including: major department stores, housewares retailers and independent shops throughout Brazil. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be appointed as members of GSI’s Board of Directors. GSI’s Board of Directors is comprised of seven members (including two independent members).

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2011 and 2010 net sales for the third and fourth quarters accounted for 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	62.9	63.6

Gross margin	37.1	36.4
Distribution expenses	10.8	11.9
Selling, general and administrative expenses	23.4	24.5

Income from operations	2.9	—
Interest expense	(1.6)	(2.2)

Income (loss) before income taxes and equity in earnings	1.3	(2.2)
Income tax (provision) benefit	(0.5)	0.6
Equity in earnings, net of taxes	0.4	0.5

Net income (loss)	1.2%	(1.1)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2011

Net Sales

Net sales for the three months ended March 31, 2012 were $109.0 million, an increase of $17.2 million, or 18.7%, as compared to net sales of $91.8 million for the corresponding period in 2011.

Net sales for the Wholesale segment for the three months ended March 31, 2012 were $103.3 million, an increase of $18.4 million or 21.7%, as compared to net sales of $84.9 million for the corresponding period in 2011. Net sales for the Company’s Kitchenware product category were $55.6 million for the three months ended March 31, 2012, an increase of $11.7 million, or 26.7%, as compared to $43.9 million for the corresponding period in 2011. The increase in the Company’s Kitchenware product category was primarily attributable to successful new programs during the period as compared to the corresponding period in 2011. Net sales for the Company’s Tabletop product category were $23.4 million for the three months ended March 31, 2012, a decrease of $3.9 million, or 14.3%, as compared to $27.3 million for the corresponding period in 2011. The Tabletop product category sales decrease was primarily attributable to the absence, in the 2012 quarter, of sales of excess sterling silver finished goods inventory and a major rollout of dinnerware each of which occurred in the 2011 quarter. Net sales for the Company’s Home Solutions product category were $13.0 million for the three months ended March 31, 2012, a decrease of $0.7 million, or 5.1%, as compared to $13.7 million for the corresponding period in 2011. The decrease in sales for the Company’s Home Solutions product category was due to the continued category weakness. Net sales in the 2012 quarter also include $11.3 million from Creative Tops, which was acquired in November 2011.

Net sales for the Retail Direct segment for the three months ended March 31, 2012 were $5.7 million, a decrease of $1.2 million, or 17.4%, as compared to $6.9 million for the corresponding period in 2011. The decrease was primarily attributable to the Company’s decision to terminate its consumer print catalog during the second quarter of 2011 and a reduction in promotional activities.

Gross margin

Gross margin for the three months ended March 31, 2012 was $40.5 million, or 37.1%, as compared to $33.4 million, 36.4%, for the corresponding period in 2011.

Gross margin for the Wholesale segment was 35.4% for the three months ended March 31, 2011 as compared to 34.0% for the corresponding period in 2011. The increase in gross margin primarily reflects changes in product mix and the absence of sales of excess sterling silver finished goods inventory.

Gross margin for the Retail Direct segment was 68.6% for the three months ended March 31, 2012 as compared to 66.4% for the corresponding period in 2011. The increase in gross margin reflects less promotional activities.

Distribution expenses

Distribution expenses for the three months ended March 31, 2012 were $11.7 million as compared to $10.9 million for the corresponding period in 2011. Distribution expenses as a percentage of net sales were 10.8% for the three months ended March 31, 2012 as compared to 11.9% for the corresponding period in 2011.

Distribution expenses as a percentage of sales for the Wholesale segment shipped from the Company’s warehouse located in the United States were 9.8% as compared to 10.9% for the corresponding period in 2011. The improvement resulted from an increase in sales from warehouses, improved labor management and lower facility expense, especially for our New Jersey facility which benefited from the mild winter weather.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 30.6% for the three months ended March 31, 2012 as compared to 28.7% for the corresponding period in 2011. A substantial portion of distribution expenses are fixed and, therefore, cannot be reduced to offset a reduction in sales volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $25.5 million, an increase of 13.3%, as compared to $22.5 million for the corresponding period in 2011. Excluding the expenses of Creative Tops, SG&A increased $0.6 million.

Selling, general and administrative expenses for the three months ended March 31, 2012 for the Wholesale segment were $20.4 million, an increase of $3.4 million, or 20.0%, from $17.0 million for the corresponding period in 2011. The increase was primarily due to the inclusion of Creative Tops. As a percentage of net sales, selling, general and administrative expenses improved to 19.7% for the three months ended March 31, 2012 compared to 20.0% for the corresponding period in 2011.

Selling, general and administrative expenses for the three months ended March 31, 2012 for the Retail Direct segment were $2.2 million as compared to $2.7 million for the corresponding period in 2011. The decrease was primarily attributable to lower expenses related to the consumer print catalog and, to a less extent, lower sales.

Unallocated corporate expenses for the three months ended March 31, 2012 and 2011 were $2.9 million and $2.8 million, respectively. The increase was primarily attributable to employee related expenses.

Interest expense

Interest expense for the three months ended March 31, 2012 was $1.7 million as compared to $2.0 million for the corresponding period in 2011. While borrowings were higher in the current quarter due to recent acquisitions, they were more than offset by lower average interest rates, reflecting the retirement of the Company’s Convertible Notes in July 2011.

Income tax provision

The income tax provision for the three months ended March 31, 2012 was $0.6 million as compared to a $0.6 million benefit for the corresponding period in 2011. The Company’s effective tax rate for the three months ended March 31, 2012 was 38.3% as compared to a benefit of 29.4% for the loss in the 2011 period. In the 2011 period, the reduced benefit rate was due to losses in certain jurisdictions for which no benefit could be recorded for financial reporting purposes.

Equity in earnings

Equity in the earnings of Vasconia, net of taxes, was $0.5 million for the three months ended March 31, 2012 and 2011. Vasconia reported income from operations for the three months ended March 31, 2012 and 2011 of $3.3 million and net income of $2.0 million for the three months ended March 31, 2012 as compared to $2.1 million for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

Revolving Credit Facility

The Company has a $150.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on October 28, 2016, with a bank group led by JPMorgan Chase Bank, N.A.

At March 31, 2012, borrowings outstanding under the Revolving Credit Facility were $56.5 million and open letters of credit were $1.2 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at March 31, 2012 ranged from 2.75% to 4.75%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $72.1 million, or 48%, of the total loan commitment at March 31, 2012.

The Company classified a portion of the Revolving Credit Facility as a current liability based on the Company’s intent and ability to repay the loan from cash flows from operations for within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions. The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital and other corporate needs.

Term Loan

The Company has a $40.0 million second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at March 31, 2012 was 10.0%.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $31.0 million for the trailing four fiscal quarters through March 31, 2012 and limits capital expenditures to $8.0 million for the year ended December 31, 2012. The Company was in compliance with these financial covenants at March 31, 2012.

The Company’s Consolidated EBITDA for the four quarters ended March 31, 2012 was $41.6 million, as follows:

Consolidated EBITDA for the four quarters ended March 31, 2012
(in thousands)
Three months ended March 31, 2012	$6,222
Three months ended December 31, 2011	14,342
Three months ended September 30, 2011	13,524
Three months ended June 30, 2011	7,512

Total for the four quarters	$41,600

Capital expenditures for the three months ended March 31, 2012 were $0.5 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the U.S. Securities and Exchange Commission. The following is a reconciliation of the net income (loss) as reported to Consolidated EBITDA for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income (loss) as reported	$1,344	$(949)
Subtract out:
Undistributed equity earnings, net	(398)	(465)
Add back:
Income tax provision (benefit)	588	(588)
Interest expense	1,698	1,979
Depreciation and amortization	2,207	1,995
Stock compensation expense	698	748
Permitted acquisition related expenses	85	—

Consolidated EBITDA	$6,222	$2,720

Operating activities

Cash provided by operating activities was $3.3 million for the three months ended March 31, 2012 as compared to cash used in operating activities of $3.7 million for the corresponding period in 2011. The increase was primarily attributable to an increase in net income and a reduction from the timing of income tax and other payments in the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Investing activities

Cash used in investing activities was $0.5 million for the three months ended March 31, 2012 as compared to $1.0 million for the corresponding period in 2011. The decrease in investing activities related to equipment purchases for the Company’s distribution facilities and certain product development technology enhancements in 2011 which did not recur in 2012.

Financing activities

Cash used in financing activities was $1.4 million for the three months ended March 31, 2012 as compared to $2.9 million provided by financing activities for the 2011 period. The Company used cash flows from operations to repay $1.1 million of debt in the 2012 period compared to incurring debt of $2.9 million in the corresponding period in 2011. The Company also paid a dividend of $0.3 million in the three months ended March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. The Company’s Revolving Credit Facility and Term Loan bear interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has foreign operations through its equity investments which have operations in Mexico, Hong Kong and Brazil and through its wholly-owned subsidiary in the United Kingdom; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates on equity income.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2012, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company acquired Creative Tops in November 2011 which will require compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2012.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statement of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	May 4, 2012
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	May 4, 2012
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)