Form 10-Q
period 2012-06-30
LIFETIME BRANDS, INC
filed 2012-08-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2012 was 12,531,576.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,779	$2,972
Accounts receivable, less allowances of $2,943 at June 30, 2012 and $4,602 at December 31, 2011	56,755	77,749
Inventory (Note A)	121,093	110,337
Prepaid expenses and other current assets	5,476	5,264
Income taxes receivable (Note G)	504	—
Deferred income taxes (Note G)	3,239	2,475

TOTAL CURRENT ASSETS	189,846	198,797

PROPERTY AND EQUIPMENT, net	32,602	34,324
INVESTMENTS (Note B)	34,599	34,515
INTANGIBLE ASSETS, net (Note C)	46,137	46,937
OTHER ASSETS	3,179	4,172

TOTAL ASSETS	$306,363	$318,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note D)	$—	$15,000
Accounts payable	20,845	18,985
Accrued expenses	22,405	33,877
Income taxes payable (Note G)	—	2,100

TOTAL CURRENT LIABILITIES	43,250	69,962

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	15,930	14,598
DEFERRED INCOME TAXES (Note G)	5,479	5,385
REVOLVING CREDIT FACILITY (Note D)	63,376	42,625
TERM LOAN (Note D)	30,000	40,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,531,076 at June 30, 2012 and 12,430,893 at December 31, 2011	126	124
Paid-in capital	139,129	137,467
Retained earnings	15,435	14,465
Accumulated other comprehensive loss	(6,362)	(5,881)

TOTAL STOCKHOLDERS’ EQUITY	148,328	146,175

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$306,363	$318,745

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$94,939	$90,371	$203,980	$182,144

Cost of sales	59,565	56,325	128,146	114,708

Gross margin	35,374	34,046	75,834	67,436

Distribution expenses	9,663	9,306	21,407	20,246
Selling, general and administrative expenses	23,558	20,389	49,042	42,862

Income from operations	2,153	4,351	5,385	4,328

Interest expense (Note D)	(1,675)	(2,039)	(3,373)	(4,018)
Loss on early retirement of debt	(348)	—	(348)	—

Income before income taxes and equity in earnings	130	2,312	1,664	310

Income tax provision (Note G)	(94)	(1,108)	(682)	(520)
Equity in earnings, net of taxes (Note B)	523	859	921	1,324

NET INCOME	$559	$2,063	$1,903	$1,114

BASIC INCOME PER COMMON SHARE (NOTE F)	$0.04	$0.17	$0.15	$0.09

DILUTED INCOME PER COMMON SHARE (NOTE F)	$0.04	$0.17	$0.15	$0.09

Cash dividends declared per common share	$0.025	$0.025	$0.075	$0.050

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$559	$2,063	$1,903	$1,114
Translation adjustment	(1,874)	(177)	207	1,048
Effect of retirement benefit obligations	(688)	—	(688)	—

Comprehensive income (loss)	$(2,003)	$1,886	$1,422	$2,162

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,903	$1,114
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,469	4,015
Amortization of debt discount	—	464
Deferred rent	(252)	(21)
Stock compensation expense	1,452	1,423
Undistributed equity earnings	(506)	(858)
Loss on early retirement of debt	348	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	21,343	13,871
Inventory	(10,755)	(10,571)
Prepaid expenses, other current assets and other assets	433	643
Accounts payable, accrued expenses and other liabilities	(8,846)	(7,485)
Income taxes payable	(2,603)	(4,854)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,986	(2,259)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,030)	(2,066)

NET CASH USED IN INVESTING ACTIVITIES	(2,030)	(2,066)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility, net of repayments	5,751	3,254
Repayment of Term Loan	(10,000)	—
Proceeds from exercise of stock options	213	15
Excess tax benefits from exercise of stock options	—	6
Payment of capital lease obligations	—	(59)
Cash dividend paid (Note J)	(622)	(302)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,658)	2,914

Effect of foreign exchange on cash	(491)	—

DECREASE IN CASH AND CASH EQUIVALENTS	(193)	(1,411)
Cash and cash equivalents at beginning of period	2,972	3,351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,779	$1,940

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, sources and sells branded kitchenware, tabletop and other products used in the home and markets its products under a number of brand names and trademarks, which are either owned or licensed. The Company markets and sells its products principally on a wholesale basis to retailers. The Company also markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Lifetime Sterling™ and Housewares Deals™ Internet websites.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2011 and 2010, net sales for the third and fourth quarters accounted for 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

Sales are recognized when title passes to the customer. Wholesale sales are recognized at shipping point, and Retail Direct sales are recognized upon delivery to the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $234,000 and $274,000 for the three months ended June 30, 2012 and 2011, respectively, and $587,000 and $729,000 for the six months ended June 30, 2012 and 2011, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

June 30, 2012

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

The components of inventory are as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Finished goods	$116,750	$107,471
Work in process	1,764	1,683
Raw materials	2,579	1,183

Total	$121,093	$110,337

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE B — INVESTMENTS

The Company owns a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to excess purchase price) for the three and six month periods ended June 30, 2012 and 2011 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 13.47 at June 30, 2012 and MXN 13.95 at December 31, 2011. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average daily exchange rate of MXN 13.51 and MXN 11.74 during the three months ended June 30, 2012 and 2011, respectively, and MXN 13.24 to MXN 13.29 and MXN 11.91 to MXN 11.92 during the six months ended June 30, 2012 and 2011, respectively. The effect of the translation of the Company’s investment resulted in an increase to the investment balance of $0.2 million during the six months ended June 30, 2012 and an increase to the investment balance of $1.0 million during the six months ended June 30, 2011 (also see Note J). These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at June 30, 2012 and December 31, 2011 are amounts due from Vasconia of $84,000 and $216,000, respectively. During the three months ended June 30, 2012, the Company received a cash dividend of $416,000 from Vasconia related to its 2011 earnings, which is accounted for as a reduction to the cost basis of the investment.

Summarized statement of comprehensive income information for Vasconia in USD and MXN is as follows:

	Three Months Ended June 30,
	2012		2011
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$40,195	$543,184	$30,909	$362,784
Gross Profit	8,664	117,081	8,364	98,168
Income from operations	3,144	42,481	3,127	36,697
Net Income	2,252	30,426	2,116	24,838

	Six Months Ended June 30,
	2012		2011
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$68,882	$915,673	$59,480	$708,261
Gross Profit	16,832	223,145	16,447	195,905
Income from operations	6,465	85,615	6,452	76,903
Net Income	4,216	55,937	4,247	50,606

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.6 million for the three months ended June 30, 2012 and $0.5 million for the three months ended June 30, 2011 and $1.1 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE B — INVESTMENTS (continued)

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil. In June 2012, the Company paid $2.6 million to GSI for the remaining consideration with respect to the acquisition of the 40% interest. The Company recorded equity in losses of GSI, net of taxes, of $0.1 million for the three months ended June 30, 2012 and $0.2 million for the six months ended June 30, 2012.

In February 2012, the Company entered into a joint venture to distribute Mikasa® products in China, in which it expects to make an initial investment of approximately $500,000.

NOTE C — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	$2,673	$—	$2,673	$2,673	$—	$2,673
Indefinite-lived intangible assets:
Trade names	19,433	—	19,433	19,433	—	19,433

Finite-lived intangible assets:
Licenses	15,847	(6,868)	8,979	15,847	(6,641)	9,206
Trade names	6,116	(1,593)	4,523	6,116	(1,400)	4,716
Customer relationships	11,166	(1,043)	10,123	11,166	(681)	10,485
Patents	584	(178)	406	584	(160)	424

Total	$55,819	$(9,682)	$46,137	$55,819	$(8,882)	$46,937

NOTE D — DEBT

Revolving Credit Facility

The Company has a $150.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on October 28, 2016, with a bank group led by JPMorgan Chase Bank, N.A.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at June 30, 2012 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

At June 30, 2012, the Company had $1.2 million of open letters of credit and $63.4 million of borrowings outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $66.0 million, or 44.0%, of the total loan commitment at June 30, 2012. In July 2012, the Company amended the Revolving Credit Facility (see Note K).

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE D — DEBT (continued)

Pursuant to the provisions of ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, the Company classifies a portion of the Revolving Credit Facility as a current liability if the Company’s intent and ability is to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions. The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital needs.

Term Loan

The Company has a second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A. In June 2012, the Company repaid $10.0 million of the Term Loan. The remaining balance outstanding is $30.0 million at June 30, 2012. The loss on early retirement of debt in the accompanying condensed consolidated statements of operations of $0.3 million represents a write-off of a portion of unamortized debt issuance costs related to the repayment of the Term Loan.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at June 30, 2012 was 10.0%. In July 2012, the Company refinanced the Term Loan (see Note K).

The Term Loan requires the Company to have EBITDA, as defined, of not less than $31.0 million for the trailing four fiscal quarters through June 30, 2012 and limits capital expenditures to $8.0 million for 2012. The Company was in compliance with the financial covenants of the Term Loan and Revolving Credit Facility at June 30, 2012.

NOTE E — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2012 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2012	2,475,750	$12.62
Grants	304,000	11.64
Exercises	(120,000)	6.08
Cancellations	(4,750)	15.20

Options outstanding, June 30, 2012	2,655,000	12.80	6.59	$7,231,883

Options exercisable, June 30, 2012	1,612,875	14.07	5.36	$5,184,715

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE E — STOCK COMPENSATION (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2012. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 29, 2012 and the exercise price.

The total intrinsic value of stock options exercised for the six months ended June 30, 2012 and 2011 was $668,440 and $41,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $754,000 and $675,000 for the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

Total unrecognized compensation cost related to unvested stock options at June 30, 2012, before the effect of income taxes, was $5.3 million and is expected to be recognized over a weighted-average period of 1.90 years.

During the three months ended June 30, 2012, the Company granted an aggregate of 23,394 shares of restricted stock to its independent directors as part of their annual retainer that vests 100% one year from the date of grant. The restricted stock had a fair value of $270,000 at the grant date that will be recognized in expense over the one year vesting period.

On June 13, 2012, the shareholders of the Company approved an amendment to the Company’s 2000 Long-Term Incentive Plan to increase the shares available for grant under the plan by 700,000 shares. At June 30, 2012, there were 709,832 shares available for awards under the plan.

NOTE F — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net income – basic and diluted	$559	$2,063	$1,903	$1,114

Weighted-average shares outstanding – basic	12,469	12,070	12,450	12,068
Effect of dilutive securities:
Stock options	308	416	321	427

Weighted-average shares outstanding – diluted	12,777	12,486	12,771	12,495

Basic income per common share	$0.04	$0.17	$0.15	$0.09

Diluted income per common share	$0.04	$0.17	$0.15	$0.09

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE F — INCOME PER COMMON SHARE (continued)

The computation of diluted income per common share for the three months ended June 30, 2012 excludes options to purchase 1,638,250 shares and for the three months ended June 30, 2011 excludes (i) options to purchase 1,146,150 shares and (ii) 860,714 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense. The computation of diluted income per common share for the six months ended June 30, 2012 excludes options to purchase 1,413,525 shares and for the six months ended June 30, 2011 excludes (i) options to purchase 1,756,075 shares and (ii) 860,714 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense. The above shares were excluded due to their antidilutive effects. The Company’s Convertible Notes were repaid at maturity in July 2011.

NOTE G — INCOME TAXES

As of December 31, 2010, the Company had fully utilized the Federal net operating loss and other credit carryforwards generated in previous years. The Company has generated various state net operating loss carryforwards of $22.0 million that will begin to expire in 2014. The Company has net operating losses in foreign jurisdictions of $2.5 million that will begin to expire in 2016. As of December 31, 2011, management had determined that it was “more likely than not” that certain of its deferred tax assets would be realized and the corresponding valuation allowances were released based on the Company’s ability to utilize deferred tax assets currently and the expected future use of temporary differences in the carryback period. The valuation allowance which remains at June 30, 2012 relates to certain state net operating losses and foreign currency translation adjustments.

The estimated value of the Company’s tax positions at June 30, 2012 is a gross liability of $134,000. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s net liability would be reduced by $134,000, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $134,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New Jersey, New York and Pennsylvania. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009. The periods subject to examination for the Company’s major state jurisdictions are the years ended 2007 through 2011.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2012 and 2011.

NOTE H — BUSINESS SEGMENTS

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE H — BUSINESS SEGMENTS (continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net sales
Wholesale	$91,161	$86,301	$194,500	$171,204
Retail Direct	3,778	4,070	9,480	10,940

Total net sales	$94,939	$90,371	$203,980	$182,144

Income (loss) from operations
Wholesale	$5,377	$7,136	$11,538	$10,050
Retail Direct	(278)	(316)	(286)	(420)
Unallocated corporate expenses	(2,946)	(2,469)	(5,867)	(5,302)

Total income (loss) from operations	$2,153	$4,351	$5,385	$4,328

Depreciation and amortization
Wholesale	$(2,202)	$(1,931)	$(4,352)	$(3,906)
Retail Direct	(60)	(89)	(117)	(109)

Total depreciation and amortization	$(2,262)	$(2,020)	$(4,469)	$(4,015)

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE I — CONTINGENCIES (continued)

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

NOTE J — OTHER

Cash dividends

Dividends declared in 2012 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.025	January 11, 2012	February 1, 2012	February 15, 2012
$0.025	March 6, 2012	May 1, 2012	May 15, 2012
$0.025	June 13, 2012	August 1, 2012	August 15, 2012

On February 15, 2012 and May 15, 2012, the Company paid cash dividends of $311,000 which reduced retained earnings. In the three months ended June 30, 2012, the Company reduced retained earnings for the accrual of $312,000 relating to the dividend payable on August 15, 2012.

Supplemental cash flow information

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,033	$3,471
Cash paid for taxes	3,117	5,169

Non-cash investing activities:
Translation adjustment	$(207)	$(1,048)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE K — SUBSEQUENT EVENT

Revolving Credit Facility and Term Loan

On July 27, 2012, the Company entered into (A) an amendment (“Amendment No. 2”) to the Revolving Credit Facility and (B) a new $35.0 million Senior Secured Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Senior Secured Term Loan”). The Company utilized the proceeds of the Senior Secured Term Loan to refinance its Term Loan and reduce the outstanding balance of the Revolving Credit Facility.

Amendment No. 2 provides for (i) an increase in the maximum commitment under the Revolving Credit Facility to $175.0 million, (ii) an extension of the maturity of the Revolving Credit Facility to July 27, 2017 and (iii) an increase of the expansion option which permits the Company, subject to certain conditions, to increase the maximum commitment to $225.0 million.

The Senior Secured Term Loan matures on July 27, 2018. Borrowings under the Senior Secured Term Loan are secured by a second priority security interest in the same collateral securing the Revolving Credit Facility, except that the Senior Secured Term Loan also has a first priority equity interest in 65.0% of the Company’s shares in LTB de Mexico, S.A. de C.V., a subsidiary of the Company that holds the Company’s investment in Grupo Vasconia S.A.B. The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%. The Senior Secured Term Loan provides that for any four consecutive fiscal quarters ending after July 27, 2012, (x) if at any time EBITDA (as defined) is less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA shall not exceed 3.0 to 1.0 and (y) EBITDA shall not be less than $30.0 million at any time. Capital expenditures are limited and for the year ending December 31, 2012, such limit is $7.5 million. The Senior Secured Term Loan provides for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Further, the Senior Secured Term Loan provides that the Company maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters ending after July 27, 2012.

Common stock dividend declared

On July 31, 2012, the Board of Directors declared a cash dividend of $0.025 per share payable on November 15, 2012 to shareholders on record on November 1, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and Subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 9, 2012, we expressed an unqualified opinion on those consolidated financial statements. The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest) as of December 31, 2011 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 29, 2012 expressed an unqualified opinion on those statements, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $26.3 million at December 31, 2011 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $2.9 million for the year then ended. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Jericho, New York

August 8, 2012

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tabletop and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, bakeware and cookware) and Tabletop (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (food storage, pantryware, spices and home décor). Net sales of Kitchenware products and Tabletop products accounted for approximately 79% of the Company’s net sales in 2011. In November 2011, the Company acquired Creative Tops, a UK-based company. The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points through every major channel. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Mikasa®, Pfaltzgraff®, Elements®, Melannco®, Cuisinart®, and V&A®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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

The Company owns a 40% equity interest in GSI. GSI is a leading wholesale distributor of branded housewares products in Brazil. The company markets dinnerware, glassware, home décor, kitchenware and barware to customers including: major department stores, housewares retailers and independent shops throughout Brazil. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be appointed as members of GSI’s Board of Directors. GSI’s Board of Directors is comprised of seven members (including two independent members).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K dated December 31, 2011.

Goodwill and indefinite-lived intangible assets, including trade names, are tested for impairment on an annual basis and more frequently when events or circumstances indicate the carrying value may not be recoverable. Within its Home Solutions products category, the Company is replacing certain home décor products marketed under its Elements® and Melannco® trade names with products marketed under its Mikasa® and Pfaltzgraff® trade names. As the use of the Elements® and Melannco® trade names decreases, the Company may determine that the value of those trade names has been impaired, at which time the Company would record a non-cash charge in its financial statements in the period in which the impairment is determined.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	62.7	62.3	62.8	63.0

Gross margin	37.3	37.7	37.2	37.0

Distribution expenses	10.2	10.3	10.5	11.1
Selling, general and administrative expenses	24.9	22.6	24.1	23.6

Income from operations	2.2	4.8	2.6	2.3

Interest expense	(2.1)	(2.2)	(1.8)	(2.2)

Income before income taxes and equity in earnings	0.1	2.6	0.8	0.1

Income tax (provision) benefit	(0.1)	(1.2)	(0.3)	(0.3)
Equity in earnings, net of taxes	0.6	1.0	0.4	0.7

Net income (loss)	0.6%	2.4%	0.9%	0.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2011

Net Sales

Net sales for the three months ended June 30, 2012 were $94.9 million, an increase of $4.5 million, or 5.0%, as compared to net sales of $90.4 million for the corresponding period in 2011. The increase was the result of the inclusion of Creative Tops, which was acquired in November 2011.

Net sales for the Wholesale segment for the three months ended June 30, 2012 were $91.1 million, an increase of $4.8 million, or 5.6%, as compared to net sales of $86.3 million for the corresponding period in 2011. Net sales in the 2012 quarter include $7.8 million from Creative Tops. Net sales for the Company’s Kitchenware product category were $48.0 million for the three months ended June 30, 2012, an increase of $2.9 million, or 6.4%, as compared to $45.1 million for the corresponding period in 2011. The increase in the Company’s Kitchenware product category was primarily attributable to successful new programs during the period, as compared to the corresponding period in 2011. Net sales for the Company’s Tabletop product category were $25.9 million for the three months ended June 30, 2012, a decrease of $2.0 million, or 7.2%, as compared to $27.9 million for the corresponding period in 2011. The Tabletop product category sales decrease was primarily attributable to certain sales programs and product offerings in 2011 that were not repeated in 2012. Net sales for the Company’s Home Solutions product category were $9.4 million for the three months ended June 30, 2012, a decrease of $3.9 million, or 29.3%, as compared to $13.3 million for the corresponding period in 2011. The decrease in sales for the Company’s Home Solutions product category was due to the continued category weakness.

Net sales for the Retail Direct segment for the three months ended June 30, 2012 were $3.8 million, a decrease of $0.3 million, or 7.3%, as compared to $4.1 million for the corresponding period in 2011. The decrease was primarily attributable to a reduction in promotional activities.

Gross margin

Gross margin for the three months ended June 30, 2012 was $35.4 million, or 37.3%, as compared to $34.0 million, or 37.7%, for the corresponding period in 2011.

Gross margin for the Wholesale segment was 36.0% for the three months ended June 30, 2012 as compared to 36.2% for the corresponding period in 2011. The decrease in gross margin primarily reflects a decline in the gross margin percentage of Home Solutions products.

Gross margin for the Retail Direct segment was 68.8% for the three months ended June 30, 2012 as compared to 68.0% for the corresponding period in 2011. Gross margin increased in the three months ended June 30, 2012 as a result of reduced promotional activities, which favorably affected margins during the 2012 period.

Distribution expenses

Distribution expenses for the three months ended June 30, 2012 were $9.7 million as compared to $9.3 million for the corresponding period in 2011. Distribution expenses as a percentage of net sales were 10.2% for the three months ended June 30, 2012 as compared to 10.3% for the three months ended June 30, 2011.

Distribution expenses as a percentage of sales shipped from the Company’s warehouse located in the United States for the Wholesale segment were 10.5% as compared to 10.4% for the corresponding period in 2011.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.3% for the three months ended June 30, 2012 as compared to 29.7% for the corresponding period in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $23.6 million, an increase of $3.2 million, or 15.7%, as compared to $20.4 million for the corresponding period in 2011. Excluding the expenses of Creative Tops, SG&A increased $0.6 million.

Selling, general and administrative expenses for the three months ended June 30, 2012 for the Wholesale segment were $18.8 million, an increase of $2.8 million, or 17.5%, from $16.0 million for the corresponding period in 2011. The increase was primarily due to the inclusion of Creative Tops. As a percentage of net sales, selling, general and administrative expenses increased to 20.6% for the three months ended June 30, 2012 compared to 18.5% for the corresponding period in 2011. The increase reflects higher expenses for Creative Tops to support its business expansion plan.

Selling, general and administrative expenses for the three months ended June 30, 2012 for the Retail Direct segment were $1.8 million as compared to $1.9 million for the corresponding period in 2011. The decrease was primarily attributable to lower expenses related to the consumer print catalog.

Unallocated corporate expenses for the three months ended June 30, 2012 were $3.0 million as compared to $2.5 million for the corresponding period in 2011. The increase was primarily attributable to an increase in professional fees and other compensation.

Interest expense

Interest expense for the three months ended June 30, 2012 was $1.7 million as compared to $2.0 million for the three months ended June 30, 2011. The effect of higher average borrowings to finance recent business acquisitions was more than offset by lower average interest rates due to the retirement of the Company’s Convertible Notes in July 2011.

Loss on early retirement of debt

In June 2012, the Company repaid $10 million of the Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax provision

The income tax provision for the three months ended June 30, 2012 was $0.1 million as compared to $1.1 million for the corresponding period in 2011.

Equity in earnings

Equity in the earnings of Vasconia, net of taxes, was $0.6 million for the three months ended June 30, 2012 and $0.5 million for the three months ended June 30, 2011. Vasconia reported income from operations of $3.1 million for the three months ended June 30, 2012 and June 30, 2011 and net income of $2.3 million for the three months ended June 30, 2012 as compared to $2.1 million for the three months ended June 30, 2011. The increase principally results from Vasconia’s acquisition of Almexa Aluminio, S.A. de C.V.

Equity in earnings for the three months ended June 30, 2011 also includes $315,000 derived from the Company’s 50% joint venture investment in World Alliance Enterprises Limited. This reflects the cumulative results of this investment through June 30, 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2011

Net Sales

Net sales for the six months ended June 30, 2012 were $204.0 million, an increase of 12.0%, as compared to net sales of $182.1 million for the corresponding period in 2011.

Net sales for the Wholesale segment for the six months ended June 30, 2012 were $194.5 million, an increase of $23.3 million or 13.6%, as compared to net sales of $171.2 million for the corresponding period in 2011. Net sales in the 2012 period include $19.1 million from Creative Tops, which was acquired in November 2011. Net sales for the Company’s Kitchenware product category were $103.7 million for the six months ended June 30, 2012, an increase of $14.7 million, or 16.5%, as compared to $89.0 million for the corresponding period in 2011. The increase in the Company’s Kitchenware product category was primarily attributable to successful new programs during the period as compared to the corresponding period in 2011. Net sales for the Company’s Tabletop product category were $49.3 million for the six months ended June 30, 2012, a decrease of $5.8 million, or 10.5%, as compared to $55.1 million for the corresponding period in 2011. The Tabletop product category sales decrease was partially attributable to the absence, in the 2012 period, of sales of excess sterling silver finished goods inventory and a major rollout of dinnerware each of which occurred in the 2011 period. The decrease was also due to certain sales programs in 2011 that were not repeated in the 2012 period. Net sales for the Company’s Home Solutions product category were $22.4 million for the six months ended June 30, 2012, a decrease of $4.7 million, or 17.3%, as compared to $27.1 million for the corresponding period in 2011. The decrease in sales for the Company’s Home Solutions product category was due to the continued category weakness.

Net sales for the Retail Direct segment for the six months ended June 30, 2012 were $9.5 million, a decrease of $1.4 million, or 12.8%, as compared to $10.9 million for the corresponding period in 2011. The decrease was primarily attributable to the Company’s decision to terminate its consumer print catalog during the second quarter of 2011 and a reduction in promotional activities.

Gross margin

Gross margin for the six months ended June 30, 2012 was $75.8 million, or 37.2%, as compared to $67.4 million, or 37.0%, for the corresponding period in 2011.

Gross margin for the Wholesale segment was 35.6% for the six months ended June 30, 2012 as compared to 35.1% for the corresponding period in 2011. The increase in gross margin primarily reflects changes in product category mix and the absence of sales of excess sterling silver finished goods inventory.

Gross margin for the Retail Direct segment was 68.7% for the six months ended June 30, 2012 as compared to 66.9% for the corresponding period in 2011. The increase in gross margin reflects less promotional activities, which favorably affected margins during the 2012 period.

Distribution expenses

Distribution expenses for the six months ended June 30, 2012 were $21.4 million as compared to $20.2 million for the corresponding period in 2011. Distribution expenses as a percentage of net sales were 10.5% for the six months ended June 30, 2012 as compared to 11.1% for the corresponding period in 2011.

Distribution expenses as a percentage of sales shipped from the Company’s warehouse located in the United States for the Wholesale segment were 10.0% for the six months ended June 30, 2012 as compared to 10.6% for the corresponding period in 2011. The improvement resulted from an increase in sales from warehouses, improved labor management and lower facility expense, especially for our New Jersey facility which benefited from the mild winter weather in the first quarter.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 30.1% for the six months ended June 30, 2012 as compared to 29.1% for the corresponding period in 2011. A substantial portion of distribution expenses are fixed and, therefore, cannot be reduced to offset a reduction in sales volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 were $49.0 million, an increase of $6.1 million, or 14.2%, as compared to $42.9 million for the corresponding period in 2011. Excluding the expenses of Creative Tops, SG&A increased $1.1 million.

Selling, general and administrative expenses for the six months ended June 30, 2012 for the Wholesale segment were $39.2 million, an increase of $6.2 million, or 18.8%, from $33.0 million for the corresponding period in 2011. The increase was primarily due to the inclusion of Creative Tops. As a percentage of net sales, selling, general and administrative expenses increased to 20.2% for the six months ended June 30, 2012 compared to 19.3% for the corresponding period in 2011. The increase reflects higher expenses for Creative Tops to support its business expansion plan.

Selling, general and administrative expenses for the six months ended June 30, 2012 for the Retail Direct segment were $4.0 million as compared to $4.6 million for the corresponding period in 2011. The decrease was primarily attributable to lower expenses related to the consumer print catalog.

Unallocated corporate expenses for the six months ended June 30, 2012 were $5.8 million as compared to $5.3 million for the corresponding period in 2011. The increase was primarily attributable to an increase in professional fees and other compensation.

Interest expense

Interest expense for the six months ended June 30, 2012 was $3.4 million as compared to $4.0 million for the corresponding period in 2011. The effect of higher average borrowings to finance recent business acquisitions was more than offset by lower average interest rates due to the retirement of the Company’s Convertible Notes in July 2011.

Loss on early retirement of debt

In June 2012, the Company repaid $10 million of the Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax provision

The income tax provision for the six months ended June 30, 2012 was $0.7 million as compared to $0.5 million for the corresponding period in 2011. The Company’s effective tax rate for the six months ended June 30, 2012 was 41.0% as compared to 167.7% for the 2011 period. The effective tax rate for the six months ended June 30, 2011 reflects taxes on income derived from U.S. sources. The rate is higher than the statutory rate primarily as a result of foreign losses without benefit as their use was limited.

Equity in earnings

Equity in the earnings of Vasconia, net of taxes, was $1.1 million for the six months ended June 30, 2012 and 2011. Vasconia reported income from operations of $6.5 million for the six months ended June 30, 2012 and 2011 and net income of $4.2 million for the six months ended June 30, 2012 and 2011.

Equity in earnings for the six months ended June 30, 2011 also includes $315,000 derived from the Company’s 50% joint venture investment in World Alliance Enterprises Limited. This reflects the cumulative results of this investment through June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

Revolving Credit Facility

The Company has a $150.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on October 28, 2016, with a bank group led by JPMorgan Chase Bank, N.A. At June 30, 2012, borrowings outstanding under the Revolving Credit Facility were $63.4 million and open letters of credit were $1.2 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at June 30, 2012 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $66.0 million, or 44.0%, of the total loan commitment at June 30, 2012.

The Company classifies a portion of the Revolving Credit Facility as a current liability if the Company’s intent and ability is to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions. The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital needs.

Term Loan

The Company has a second lien credit agreement (the “Term Loan”), which matures on June 8, 2015, with Citibank, N.A. In June 2012, the Company repaid $10.0 million of the Term Loan. The remaining balance outstanding is $30.0 million at June 30, 2012.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the corporate rate published by the lender and the Federal Funds Rate plus 0.50% provided that such calculated rate is a minimum of 2.50%, plus a margin of 7.50%, or (ii) the Adjusted LIBOR rate which shall be a minimum of 1.50%, plus a margin of 8.50%. The interest rate on the outstanding borrowings at June 30, 2012 was 10.0%.

The Term Loan requires the Company to have EBITDA, as defined, of not less than $31.0 million for the trailing four fiscal quarters through June 30, 2012 and limits capital expenditures to $8.0 million for the year ended December 31, 2012. The Company was in compliance with these financial covenants at June 30, 2012.

The Company’s Consolidated EBITDA for the four quarters ended June 30, 2012 was $39.7 million, as follows:

Consolidated EBITDA
(in thousands)

Three months ended June 30, 2012	$5,584
Three months ended March 31, 2012	6,222
Three months ended December 31, 2011	14,342
Three months ended September 30, 2011	13,524

Total for the four quarters	$39,672

Capital expenditures for the six months ended June 30, 2012 were $2.0 million.

On July 27, 2012, the Company amended the Revolving Credit Facility and refinanced the Term Loan. The Revolving Credit Facility was amended to increase the lenders’ commitment to $175.0 million and to, among other things, extend the maturity date to July 27, 2017 and increase the expansion option which permits the Company, subject to certain conditions including the consent of the Senior Secured Term Loan (defined below) lenders, to increase the maximum borrowing commitment to $225.0 million.

The Term Loan was refinanced with a $35.0 million Senior Secured Term Loan (“the Senior Secured Term Loan”) led by JPMorgan Chase Bank, N.A., which amortizes through its maturity on July 27, 2018.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income as reported to Consolidated EBITDA for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income as reported	$559	$2,063	$1,903	$1,114
Subtract out:
Undistributed equity earnings, net	(108)	(393)	(506)	(858)
Add back:
Income tax provision	94	1,108	682	520
Interest expense	1,675	2,039	3,373	4,018
Loss on early retirement of debt	348	—	348	—
Depreciation and amortization	2,262	2,020	4,469	4,015
Stock compensation expense	754	675	1,452	1,423
Permitted acquisition related expenses	—	—	85	—

Consolidated EBITDA	$5,584	$7,512	$11,806	$10,232

Operating activities

Cash provided by operating activities was $7.0 million for the six months ended June 30, 2012 as compared to $2.3 million cash used in operating activities for the 2011 period. The increase was primarily attributable to a decrease in accounts receivable.

Investing activities

Cash used in investing activities was $2.0 million for the six months ended June 30, 2012 as compared to $2.1 million for the corresponding period in 2011.

Financing activities

Cash used in financing activities was $4.7 million for the six months ended June 30, 2012 as compared to $2.9 million cash provided by financing activities for the 2011 period. The Company used cash flows from operations and $5.8 million of additional borrowings from the revolving credit facility to repay $10.0 million of the Term Loan in June 2012 compared to borrowings of $3.3 million in the corresponding period in 2011. The Company also paid dividends of $0.6 million in the six months ended June 30, 2012 compared to a dividend of $0.3 million in the six months ended June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. The Company’s Revolving Credit Facility and Term Loan bear interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has foreign operations through its acquisitions and equity investments from which the Company is subject to increases and decreases in its income resulting from the impact of fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2012, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 8, 2012
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	August 8, 2012
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)