Form 10-Q
period 2012-09-30
LIFETIME BRANDS, INC
filed 2012-11-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2012 was 12,570,899.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,749	$2,972
Accounts receivable, less allowances of $3,381 at September 30, 2012 and $4,602 at December 31, 2011	91,269	77,749
Inventory (Note A)	128,954	110,337
Prepaid expenses and other current assets	6,052	5,264
Deferred income taxes (Note G)	3,441	2,475

TOTAL CURRENT ASSETS	231,465	198,797

PROPERTY AND EQUIPMENT, net	32,002	34,324
INVESTMENTS (Note B)	36,228	34,515
INTANGIBLE ASSETS, net (Note C)	44,668	46,937
OTHER ASSETS	2,904	4,172

TOTAL ASSETS	$347,267	$318,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note D)	$37,826	$15,000
Current portion of Senior Secured Term Loan (Note D)	3,500	—
Accounts payable	27,133	18,985
Accrued expenses	35,349	33,877
Income taxes payable (Note G)	1,342	2,100

TOTAL CURRENT LIABILITIES	105,150	69,962

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	16,207	14,598
DEFERRED INCOME TAXES (Note G)	4,821	5,385
REVOLVING CREDIT FACILITY (Note D)	35,838	42,625
SENIOR SECURED TERM LOAN (Note D)	31,500	—
TERM LOAN (Note D)	—	40,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,570,899 at September 30, 2012 and 12,430,893 at December 31, 2011	126	124
Paid-in capital	139,975	137,467
Retained earnings	19,013	14,465
Accumulated other comprehensive loss	(5,363)	(5,881)

TOTAL STOCKHOLDERS’ EQUITY	153,751	146,175

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$347,267	$318,745

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$128,050	$124,663	$332,030	$306,807

Cost of sales	83,141	80,424	211,287	195,132

Gross margin	44,909	44,239	120,743	111,675

Distribution expenses	10,536	10,352	31,943	30,598
Selling, general and administrative expenses	25,893	23,589	74,935	66,451
Intangible asset impairment (Note C)	1,069	—	1,069	—

Income from operations	7,411	10,298	12,796	14,626

Interest expense (Note D)	(1,271)	(1,789)	(4,644)	(5,807)
Loss on early retirement of debt (Note D)	(1,015)	—	(1,363)	—

Income before income taxes and equity in earnings	5,125	8,509	6,789	8,819

Income tax provision (Note G)	(1,930)	(2,089)	(2,612)	(2,609)
Equity in earnings, net of taxes (Note B)	695	1,113	1,616	2,437

NET INCOME	$3,890	$7,533	$5,793	$8,647

BASIC INCOME PER COMMON SHARE (NOTE F)	$0.31	$0.62	$0.46	$0.72

DILUTED INCOME PER COMMON SHARE (NOTE F)	$0.30	$0.60	$0.45	$0.69

Cash dividends declared per common share	$0.025	$—	$0.10	$0.05

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$3,890	$7,533	$5,793	$8,647
Translation adjustment	1,246	(3,379)	1,453	(2,330)
Derivative fair value adjustment, net of tax (Note A)	(258)	—	(258)	—
Effect of retirement benefit obligations:
Net loss arising during period, net of tax	—	—	(711)	—
Less: amortization of loss included in net income	11	—	34	—

Total effects of retirement benefit obligations	11	—	(677)	—

Comprehensive income	$4,889	$4,154	$6,311	$6,317

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$5,793	$8,647
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,878	6,061
Amortization of debt discount	—	543
Deferred rent	(421)	(41)
Deferred income taxes (Note G)	(687)	573
Stock compensation expense (Note E)	2,131	2,105
Undistributed equity earnings (Note B)	(1,201)	(1,971)
Loss on early retirement of debt (Note D)	1,363	—
Intangible asset impairment (Note C)	1,069	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(13,170)	(23,367)
Inventory (Note A)	(18,617)	(23,223)
Prepaid expenses, other current assets and other assets	(883)	1,040
Accounts payable, accrued expenses and other liabilities	10,642	8,601
Income taxes payable (Note G)	(758)	(6,094)

NET CASH USED IN OPERATING ACTIVITIES	(7,861)	(27,126)

INVESTING ACTIVITIES
Purchases of property and equipment	(3,371)	(3,366)
Net proceeds from sale of property	15	—

NET CASH USED IN INVESTING ACTIVITIES	(3,356)	(3,366)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility, net of repayments (Note D)	16,039	52,645
Proceeds from Senior Secured Term Loan (Note D)	35,000	—
Repayment of Term Loan (Note D)	(40,000)	—
Repurchase of 4.75% convertible senior notes	—	(24,100)
Proceeds from exercise of stock options (Note E)	380	26
Excess tax benefits from exercise of stock options (Note E)	—	8
Payment of capital lease obligations	—	(74)
Cash dividend paid (Note J)	(935)	(604)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,484	27,901

Effect of foreign exchange on cash	(490)	—

DECREASE IN CASH AND CASH EQUIVALENTS	(1,223)	(2,591)
Cash and cash equivalents at beginning of period	2,972	3,351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,749	$760

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, sources and sells branded kitchenware, tabletop and other products used in the home and markets its products under a number of brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels. The Company markets and sells its products principally on a wholesale basis to retailers. The Company also markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals® and Lifetime Sterling® Internet websites.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2011 and 2010, net sales for the third and fourth quarters accounted for 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

Sales are recognized when title passes to the customer. Wholesale sales are recognized at shipping point, and Retail Direct sales are recognized upon delivery to the customer. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $281,000 and $254,000 for the three months ended September 30, 2012 and 2011, respectively, and $868,000 and $983,000 for the nine months ended September 30, 2012 and 2011, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

September 30, 2012

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

The components of inventory are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$124,539	$107,471
Work in process	2,021	1,683
Raw materials	2,394	1,183

Total	$128,954	$110,337

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

Derivatives

The Company accounts for derivative instruments in accordance with ASC Topic No. 815, Derivatives and Hedging. ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedge item is recognized in earnings. If the derivative which is designated as part of a hedging relationship is considered ineffective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, the changes in fair value are recorded in operations. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

On August 20, 2012, the Company entered into an interest rate swap agreement with a notional amount of $35.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commences in March 2013 and expires in June 2018. The notional amount amortizes consistent with the principal amortization of the hedged transaction throughout the hedge period. The interest rate swap agreement was designated as a cash flow hedge under ASC Topic No. 815. The effective portion of the fair value gain or loss on this agreement is recorded as a component of accumulated other comprehensive loss. The effect of recording this derivative at fair value resulted in an unrealized loss of $258,000, net of taxes, for the three and nine month periods ended September 30, 2012. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

The fair value of the derivative has been obtained from the counterparty to the agreement and is based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $430,000 at September 30, 2012 and is included in other long-term liabilities.

Employee Healthcare

In 2011, the Company commenced self insurance of certain portions of its health insurance plans. The Company maintains an estimated accrual for unpaid claims and claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate IBNR, actual claims may vary significantly from estimated claims.

NOTE B — EQUITY INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”). The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to excess purchase price) for the three and nine month periods ended September 30, 2012 and 2011 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 12.86 at September 30, 2012 and MXN 13.95 at December 31, 2011. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average daily exchange rate of MXN 13.15 and MXN 12.23 during the three months ended September 30, 2012 and 2011, respectively, and MXN 13.21 to MXN 13.24 and MXN 12.03 to MXN 12.06 during the nine months ended September 30, 2012 and 2011, respectively. The effect of the translation of the Company’s investment resulted in an increase in the investment balance of $1.2 million during the nine months ended September 30, 2012 and a decrease in the investment balance of $2.3 million during the nine months ended September 30, 2011 (also see Note J). These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at September 30, 2012 and December 31, 2011 are amounts due from Vasconia of $84,000 and $216,000, respectively. During the nine months ended September 30, 2012, the Company received a cash dividend of $416,000 from Vasconia related to its 2011 earnings, which is accounted for as a reduction to the cost basis of the investment.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE B — EQUITY INVESTMENTS (continued)

Summarized statement of comprehensive income information for Vasconia in USD and MXN is as follows:

	Three Months Ended September 30,
	2012		2011
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$48,377	$636,347	$38,051	$465,452
Gross Profit	9,913	130,391	10,760	131,619
Income from operations	3,754	49,384	5,281	64,598
Net Income	2,702	35,545	3,796	46,437

	Nine Months Ended September 30,
	2012		2011
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$117,259	$1,552,020	$97,531	$1,173,713
Gross Profit	26,745	353,536	27,207	327,524
Income from operations	10,220	134,999	11,733	141,501
Net Income	6,918	91,482	8,043	97,043

The Company owns a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. The Company recorded equity in losses of GSI, net of taxes, of $45,000 for the three months ended September 30, 2012 and $217,000 for the nine months ended September 30, 2012.

In February 2012, the Company entered into a joint venture to distribute Mikasa® products in China, in which it expects to make an initial investment of approximately $500,000.

NOTE C — INTANGIBLE ASSETS

The Company’s intangible assets, all of which are included in the Wholesale segment, consist of the following (in thousands):

	September 30, 2012			December 31, 2011
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Goodwill	$2,673	$—	$2,673	$2,673	$—	$2,673
Indefinite-lived intangible assets:
Trade names	18,364	—	18,364	19,433	—	19,433

Finite-lived intangible assets:
Licenses	15,847	(6,982)	8,865	15,847	(6,641)	9,206
Trade names	6,116	(1,693)	4,423	6,116	(1,400)	4,716
Customer relationships	11,166	(1,221)	9,945	11,166	(681)	10,485
Patents	584	(186)	398	584	(160)	424

Total	$54,750	$(10,082)	$44,668	$55,819	$(8,882)	$46,937

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE C — INTANGIBLE ASSETS (continued)

A summary of the activities related to the Company’s intangible assets for the nine months ended September 30, 2012 consists of the following (in thousands):

Goodwill and Intangible Assets, December 31, 2011	$46,937
Impairment of trade name	(1,069)
Amortization	(1,200)

Goodwill and Intangible Assets, September 30, 2012	$44,668

The Company performed its 2012 annual impairment test for its goodwill and indefinite-lived intangible assets as of October 1, 2012. The test, which is required to be performed annually, involved the assessment of the fair market value of the Company’s indefinite-lived intangible assets based on Level 2 observable inputs, using a discounted cash flow approach, assuming a discount rate of 12.5%-14.0% and an annual growth rate of 2.0%-4.0%. The result of the assessment of the Company’s indefinite-lived intangibles indicated that the carrying amount of the Elements® trade name exceeded its fair value.

During the past twelve months, the Company’s home décor products category has experienced a significant decline in sales and profit. The Company believes the most significant factor was the reduction in retail space allocated to the category which has also contributed to pricing pressure. While the Company believes this market condition is not permanent, following a strategic review of the business, it has decided to re-brand a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names. As a result of these factors, the Company recorded an impairment charge of $1.1 million in its statement of operations in the third quarter of 2012 which reduced the book value of its Elements® trade name.

NOTE D — DEBT

Revolving Credit Facility

On July 27, 2012, the Company amended its $150.0 million secured credit agreement (the “Revolving Credit Facility”) and refinanced its then outstanding second lien credit facility (the “Term Loan”). The Revolving Credit Facility was amended to increase the lenders’ commitment to $175.0 million and to, among other things, extend the maturity date to July 27, 2017 and increase the expansion option which permits the Company, subject to certain conditions including the consent of the Senior Secured Term Loan (defined below) lenders, to increase the maximum borrowing commitment to $225.0 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at September 30, 2012 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

At September 30, 2012, the Company had $1.2 million of open letters of credit and $73.7 million of borrowings outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $90.1 million, or 51.5%, of the total loan commitment at September 30, 2012.

Pursuant to the provisions of ASC Topic No. 470-10, Short-term Obligations Expected to be Refinanced, the Company classifies a portion of the Revolving Credit Facility as a current liability if the Company’s intent and ability is to repay the loan from cash flows from operations which are expected to occur within the next twelve months. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions. The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital and other corporate needs.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE D — DEBT (continued)

Senior Secured Term Loan

On July 27, 2012, the Company entered into a $35.0 million senior secured credit agreement (the “Senior Secured Term Loan”), which matures on July 27, 2018, with JPMorgan Chase Bank, N.A.

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR (as defined) plus 5.00%. The interest rate on outstanding borrowings at September 30, 2012 was 5.25%.

The Senior Secured Term Loan provides that for any four consecutive fiscal quarters ending after July 27, 2012, (x) if at any time EBITDA (as defined) is less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA shall not exceed 3.0 to 1.0 and (y) EBITDA shall not be less than $30.0 million at any time. Capital expenditures are limited and for the year ending December 31, 2012, such limit is $7.5 million. The Senior Secured Term Loan provides for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Further, the Senior Secured Term Loan provides that the Company shall maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters ending after July 27, 2012. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and Revolving Credit Facility at September 30, 2012.

Term Loan

In June 2012, the Company repaid $10.0 million of the Term Loan. In July 2012, the Company utilized the proceeds of the Senior Secured Term Loan to repay the remaining $30.0 million of the then outstanding Term Loan. The loss on early retirement of debt in the accompanying condensed consolidated statements of operations of $1.4 million represents a write-off of unamortized debt issuance costs related to the repayment of the Term Loan.

NOTE E — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2012 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2012	2,475,750	$12.62
Grants	304,000	11.64
Exercises	(159,823)	5.61
Cancellations	(20,250)	13.05

Options outstanding, September 30, 2012	2,599,677	12.93	6.32	$6,087,520

Options exercisable, September 30, 2012	1,586,802	14.38	5.07	$4,467,268

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2012. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 28, 2012 and the exercise price.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE E — STOCK COMPENSATION (continued)

The total intrinsic value of stock options exercised for the nine months ended September 30, 2012 and 2011 was $963,000 and $56,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $678,000 and $682,000 for the three months ended September 30, 2012 and 2011, respectively, and $2.1 million for the nine months ended September 30, 2012 and 2011.

Total unrecognized compensation cost related to unvested stock options at September 30, 2012, before the effect of income taxes, was $4.7 million and is expected to be recognized over a weighted-average period of 1.75 years.

At September 30, 2012, there were 725,332 shares available for grant under the Company’s 2000 Long-Term Incentive Plan.

NOTE F — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net income – basic and diluted	$3,890	$7,533	$5,793	$8,647
Net interest expense, 4.75% Convertible Senior Notes	—	83	—	—

Net income – diluted	$3,890	$7,616	$5,793	$8,647

Weighted-average shares outstanding – basic	12,546	12,089	12,482	12,075
Effect of dilutive securities:
Stock options	254	413	298	422
4.75% Convertible Senior Notes	—	140	—	—

Weighted-average shares outstanding – diluted	12,800	12,642	12,780	12,497

Basic income per common share	$0.31	$0.62	$0.46	$0.72

Diluted income per common share	$0.30	$0.60	$0.45	$0.69

The computation of diluted income per common share for the three months ended September 30, 2012 and 2011 excludes options to purchase 1,158,000 shares and 1,550,500 shares, respectively. The computation of diluted income per common share for the nine months ended September 30, 2012 excludes options to purchase 1,328,350 shares and for the nine months ended September 30, 2011 excludes (i) options to purchase 1,687,550 shares and (ii) 617,949 shares of the Company’s common stock issuable upon the conversion of the Company’s Notes and related interest expense. The above shares were excluded due to their antidilutive effects. The Company’s 4.75% Convertible Senior Notes were repaid at maturity in July 2011.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE G — INCOME TAXES

As of December 31, 2010, the Company had fully utilized the Federal net operating loss and other credit carryforwards generated in previous years. The Company has generated various state net operating loss carryforwards of $22.0 million that will begin to expire in 2014 for which the Company has a valuation allowance of $13.8 million. The Company has net operating losses in foreign jurisdictions of $2.5 million that will begin to expire in 2016. As of December 31, 2011, management had determined that it was “more likely than not” that certain of its deferred tax assets would be realized and the corresponding valuation allowances were released based on the Company’s ability to utilize deferred tax assets currently and the expected future use of temporary differences in the carryback period. The valuation allowance which remains at September 30, 2012 relates to certain state net operating losses and foreign currency translation adjustments.

The estimated value of the Company’s tax positions at September 30, 2012 is a gross liability of $134,000. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s net liability would be reduced by $134,000, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $134,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal; U.S. States of California, Massachusetts, New Jersey, New York and Pennsylvania; and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009. The periods subject to examination for the Company’s major state jurisdictions are the years ended 2007 through 2011.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2012 and 2011.

NOTE H — BUSINESS SEGMENTS

The Company operates in two reportable business segments: the Wholesale segment, the Company’s primary business, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals® and Lifetime Sterling® Internet websites.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE H — BUSINESS SEGMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net sales
Wholesale	$123,792	$120,773	$318,292	$291,977
Retail Direct	4,258	3,890	13,738	14,830

Total net sales	$128,050	$124,663	$332,030	$306,807

Income (loss) from operations
Wholesale	$10,856	$14,143	$22,394	$24,193
Retail Direct	(230)	(489)	(516)	(909)
Unallocated corporate expenses	(3,215)	(3,356)	(9,082)	(8,658)

Total income (loss) from operations	$7,411	$10,298	$12,796	$14,626

Depreciation and amortization
Wholesale	$(2,342)	$(1,986)	$(6,694)	$(5,892)
Retail Direct	(67)	(60)	(184)	(169)

Total depreciation and amortization	$(2,409)	$(2,046)	$(6,878)	$(6,061)

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE J — OTHER

Cash dividends

Dividends declared in 2012 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.025	January 11, 2012	February 1, 2012	February 15, 2012
$0.025	March 6, 2012	May 1, 2012	May 15, 2012
$0.025	June 13, 2012	August 1, 2012	August 15, 2012
$0.025	July 31, 2012	November 1, 2012	November 15, 2012

On February 15, 2012, May 15, 2012 and August 15, 2012, the Company paid cash dividends of $311,000, $311,000, and $312,000, respectively, which reduced retained earnings. In the three months ended September 30, 2012, the Company reduced retained earnings for the accrual of $311,000 relating to the dividend payable on November 15, 2012.

On November 2, 2012, the Board of Directors declared a cash dividend of $0.025 per share payable on February 15, 2013 to shareholders of record on February 1, 2013.

Supplemental cash flow information

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,373	$5,350
Cash paid for taxes	3,301	7,690

Non-cash investing activities:
Translation adjustment	$(1,453)	$2,330

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and Subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

November 8, 2012

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tabletop and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, bakeware and cookware) and Tabletop (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (food storage, pantryware, spices and home décor). Net sales of Kitchenware products and Tabletop products accounted for approximately 79% of the Company’s net sales in 2011. In November 2011, the Company acquired Creative Tops, a UK-based company. The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points through every major channel. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Mikasa®, Pfaltzgraff®, Elements®, Cuisinart®, Melannco® and V&A®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

BUSINESS SEGMENTS

The Company operates in two reportable business segments: the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment in which the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals® and Lifetime Sterling® Internet websites.

INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Vasconia, a leading Mexican housewares company. The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. The Agreement also provides a mechanism whereby, through December 2012, the Company is able to acquire from certain shareholders of Vasconia a controlling interest in Vasconia, subject to such shareholders electing not to sell their interest and, instead, acquiring the Company’s shares or Vasconia repurchasing the Company’s shares. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key for Vasconia is VASCONI.

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

As a result of declines in sales and profit, during the third quarter of 2012, the Company recorded an impairment charge of $1.1 million in its statement of operations which reduced the book value of its Elements® trade name. If negative trends continue related to the Elements® trade name or any other trade name, then an additional impairment charge may be recorded.

RESULTS OF OPERATIONS

The following table sets forth certain operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	64.9	64.5	63.6	63.6

Gross margin	35.1	35.5	36.4	36.4

Distribution expenses	8.2	8.3	9.6	10.0
Selling, general and administrative expenses	20.2	18.9	22.6	21.7
Intangible asset impairment	0.9	—	0.4	—

Income from operations	5.8	8.3	3.8	4.7

Interest expense	(1.0)	(1.4)	(1.4)	(1.9)
Loss on early retirement of debt	(0.8)	—	(0.4)	—

Income before income taxes and equity in earnings	4.0	6.9	2.0	2.8

Income tax provision	(1.5)	(1.8)	(0.8)	(0.8)
Equity in earnings, net of taxes	0.5	0.9	0.5	0.8

Net income	3.0%	6.0%	1.7%	2.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE THREE MONTHS

ENDED SEPTEMBER 30, 2011

Net Sales

Net sales for the three months ended September 30, 2012 were $128.1 million, an increase of 2.7%, as compared to net sales of $124.7 million for the corresponding period in 2011. The increase was the result of the inclusion of Creative Tops, which was acquired in November 2011.

Net sales for the Wholesale segment for the three months ended September 30, 2012 were $123.8 million, an increase of $3.0 million, or 2.5%, as compared to net sales of $120.8 million for the corresponding period in 2011. Net sales in the 2012 quarter include $10.9 million from Creative Tops. Net sales for the Company’s Kitchenware product category were $68.2 million for the three months ended September 30, 2012, an increase of $9.1 million, or 15.4%, as compared to $59.1 million for the corresponding period in 2011. The increase in the Company’s Kitchenware product category was primarily attributable to successful new programs including kitchen tools and cutlery and the introduction of the Guy Fieri® line of cookware. Net sales for the Company’s Tabletop product category were $32.0 million for the three months ended September 30, 2012, a decrease of $10.8 million, or 25.2%, as compared to $42.8 million for the corresponding period in 2011. The Tabletop product category sales decrease was primarily attributable to certain sales programs and product offerings in 2011 that were not repeated in 2012. Net sales for the Company’s Home Solutions product category were $12.7 million for the three months ended September 30, 2012, a decrease of $6.2 million, or 32.8%, as compared to $18.9 million for the corresponding period in 2011. The decrease in sales for the Company’s Home Solutions product category was due to weak consumer demand for this category.

Net sales for the Retail Direct segment for the three months ended September 30, 2012 were $4.3 million, an increase of $0.4 million, or 10.3%, as compared to $3.9 million for the corresponding period in 2011. The increase was primarily attributable to higher volume sales of the Company’s Mikasa® products.

Gross margin

Gross margin for the three months ended September 30, 2012 was $44.9 million, or 35.1%, as compared to $44.3 million, or 35.5%, for the corresponding period in 2011.

Gross margin for the Wholesale segment was 33.9% for the three months ended September 30, 2012 as compared to 34.5% for the corresponding period in 2011. The decrease in gross margin reflects a decline in the gross margin percentage of Home Solutions products and Tabletop products.

Gross margin for the Retail Direct segment was 67.8% for the three months ended September 30, 2012 as compared to 65.4% for the corresponding period in 2011. Gross margin increased in the three months ended September 30, 2012 as a result of a revised pricing strategy and more effective web design which favorably increased sales and margins during the 2012 period.

Distribution expenses

Distribution expenses for the three months ended September 30, 2012 were $10.5 million as compared to $10.4 million for the corresponding period in 2011. Distribution expenses as a percentage of net sales were 8.2% for the three months ended September 30, 2012 as compared to 8.3% for the three months ended September 30, 2011.

Distribution expenses as a percentage of sales shipped from the Company’s warehouses located in the United States for the Wholesale segment were 8.6% as compared to 9.1% for the corresponding period in 2011. The improvement resulted from improved labor management and improved operating efficiency, especially for the Company’s New Jersey facility.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.4% for the three months ended September 30, 2012 as compared to 29.7% for the corresponding period in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $25.9 million, an increase of $2.3 million, or 9.7%, as compared to $23.6 million for the corresponding period in 2011. Excluding the expenses of Creative Tops, selling, general and administrative expenses for the three months ended September 30, 2012 were $22.8 million, a decrease of $0.8 million, or 3.4%, as compared to $23.6 million for the corresponding period in 2011.

Selling, general and administrative expenses for the three months ended September 30, 2012 for the Wholesale segment were $20.8 million, an increase of $2.4 million, or 13.0%, from $18.4 million for the corresponding period in 2011. The increase was primarily due to the inclusion of Creative Tops. As a percentage of net sales, selling, general and administrative expenses for the Wholesale segment increased to 16.8% for the three months ended September 30, 2012 compared to 15.2% for the corresponding period in 2011. The increase reflects higher expenses for Creative Tops to support its business expansion plan.

Selling, general and administrative expenses for the three months ended September 30, 2012 for the Retail Direct segment were $1.9 million as compared to $1.8 million for the corresponding period in 2011.

Unallocated corporate expenses for the three months ended September 30, 2012 were $3.2 million as compared to $3.4 million for the corresponding period in 2011. The decrease was primarily attributable to a decrease in acquisition related expenses.

Intangible asset impairment

During the past twelve months, the Company’s home décor products category has experienced a significant decline in sales and profit. The Company believes the most significant factor was the reduction in retail space allocated to the category which has also contributed to pricing pressure. While the Company believes this market condition is not permanent, following a strategic review of the business, it has decided to re-brand a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names. As a result of these factors, the Company recorded an impairment charge of $1.1 million in its statement of operations in the third quarter of 2012 which reduced the book value of its Elements® trade name.

Interest expense

Interest expense for the three months ended September 30, 2012 was $1.3 million as compared to $1.8 million for the corresponding period in 2011. The effect of higher average borrowings to finance recent business acquisitions was more than offset by lower average interest rates due to the retirement of the Company’s 4.75% Convertible Senior Notes in July 2011 and the refinancing of the Company’s then outstanding Term Loan in July 2012.

Loss on early retirement of debt

In July 2012, the Company repaid the remaining $30.0 million of the Term Loan. In connection therewith, the Company wrote off debt issuance costs of $1.0 million.

Income tax provision

The income tax provision for the three months ended September 30, 2012 was $1.9 million as compared to $2.1 million for the corresponding period in 2011. The Company’s effective tax rate for the three months ended September 30, 2012 was 37.7% as compared to 24.6% for the 2011 period. The effective tax rate for the three months ended September 30, 2011 reflects a reduction in valuation allowances related to the utilization of net operating loss carryforwards in Puerto Rico, for which a tax benefit was not previously recognized.

Equity in earnings

Equity in the earnings of Vasconia, net of taxes, was $0.8 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively. Vasconia reported income from operations for the three months ended September 30, 2012 of $3.8 million as compared to $5.3 million for the three months ended September 30, 2011 and net income of $2.7 million for the three months ended September 30, 2012 as compared to $3.8 million for the three months ended September 30, 2011. The decrease principally resulted from the decline in product margins related to sales of aluminum foil, a business acquired in 2012 and a decline in sales of certain kitchenware products.

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE NINE MONTHS ENDED

SEPTEMBER 30, 2011

Net Sales

Net sales for the nine months ended September 30, 2012 were $332.0 million, an increase of 8.2%, as compared to net sales of $306.8 million for the corresponding period in 2011. The increase was the result of the inclusion of Creative Tops, which was acquired in November 2011.

Net sales for the Wholesale segment for the nine months ended September 30, 2012 were $318.3 million, an increase of $26.3 million or 9.0%, as compared to net sales of $292.0 million for the corresponding period in 2011. Net sales in the 2012 period include $30.1 million from Creative Tops. Net sales for the Company’s Kitchenware product category were $171.8 million for the nine months ended September 30, 2012, an increase of $23.8 million, or 16.1%, as compared to $148.0 million for the corresponding period in 2011. The increase in the Company’s Kitchenware product category was primarily attributable to the strength and expansion of certain brands and the introduction of the new Guy Fieri® line. Net sales for the Company’s Tabletop product category were $81.3 million for the nine months ended September 30, 2012, a decrease of $16.7 million, or 17.0%, as compared to $98.0 million for the corresponding period in 2011. The Tabletop product category sales decrease was partially attributable to the absence, in the 2012 period, of sales of excess sterling silver finished goods inventory and a major rollout of dinnerware each of which occurred in the 2011 period. The decrease was also due to certain sales programs in 2011 that were not repeated in the 2012 period. Net sales for the Company’s Home Solutions product category were $35.1 million for the nine months ended September 30, 2012, a decrease of $10.9 million, or 23.7%, as compared to $46.0 million for the corresponding period in 2011. The decrease in sales for the Company’s Home Solutions product category was due to weak consumer demand for this category.

Net sales for the Retail Direct segment for the nine months ended September 30, 2012 were $13.7 million, a decrease of $1.1 million, or 7.4%, as compared to $14.8 million for the corresponding period in 2011. The decrease was primarily attributable to the Company’s decision to terminate its consumer print catalog during the second quarter of 2011 and a reduction in promotional activities in the first half of 2012.

Gross margin

Gross margin for the nine months ended September 30, 2012 was $120.7 million, or 36.4%, as compared to $111.7 million, or 36.4%, for the corresponding period in 2011.

Gross margin for the Wholesale segment was 35.0% for the nine months ended September 30, 2012 as compared to 34.9% for the corresponding period in 2011.

Gross margin for the Retail Direct segment was 68.4% for the nine months ended September 30, 2012 as compared to 66.5% for the corresponding period in 2011. The increase in gross margin reflects less promotional activities, a revised pricing strategy and more effective web design which favorably affected margins during the 2012 period.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2012 were $31.9 million as compared to $30.6 million for the corresponding period in 2011. Distribution expenses as a percentage of net sales were 9.6% for the nine months ended September 30, 2012 as compared to 10.0% for the corresponding period in 2011.

Distribution expenses as a percentage of sales shipped from the Company’s warehouses located in the United States for the Wholesale segment were 9.6% for the nine months ended September 30, 2012 as compared to 10.0% for the corresponding period in 2011. The improvement resulted from an increase in sales from warehouses, improved labor management, improved operating efficiency and mild winter weather during the first quarter.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.9% for the nine months ended September 30, 2012 as compared to 29.3% for the corresponding period in 2011. A substantial portion of distribution expenses are fixed and, therefore, cannot be reduced to offset a reduction in sales volumes.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $74.9 million, an increase of $8.4 million, or 12.6%, as compared to $66.5 million for the corresponding period in 2011. Excluding the expenses of Creative Tops, selling, general and administrative expenses for the nine months ended September 30, 2012 were $66.9 million, an increase of $0.4 million, or 0.6%, as compared to $66.5 million for the corresponding period in 2011.

Selling, general and administrative expenses for the nine months ended September 30, 2012 for the Wholesale segment were $60.0 million, an increase of $8.6 million, or 16.7%, from $51.4 million for the corresponding period in 2011. The increase was primarily due to the inclusion of Creative Tops. As a percentage of net sales, selling, general and administrative expenses increased to 18.9% for the nine months ended September 30, 2012 compared to 17.6% for the corresponding period in 2011. The increase reflects higher expenses for Creative Tops to support its business expansion plan.

Selling, general and administrative expenses for the nine months ended September 30, 2012 for the Retail Direct segment were $5.8 million as compared to $6.4 million for the corresponding period in 2011. The decrease was primarily attributable to lower expenses related to the consumer print catalog.

Unallocated corporate expenses were $9.1 million for the nine months ended September 30, 2012 as compared to $8.7 million for the corresponding period in 2011. The increase was primarily attributable to an increase in certain professional fees and other compensation.

Intangible asset impairment

During the past twelve months, the Company’s home décor products category has experienced a significant decline in sales and profit. The Company believes the most significant factor was the reduction in retail space allocated to the category which has also contributed to pricing pressure. While the Company believes this market condition is not permanent, following a strategic review of the business, it has decided to re-brand a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names. As a result of these factors, the Company recorded an impairment charge of $1.1 million in its statement of operations in the third quarter of 2012 which reduced the book value of its Elements® trade name.

Interest expense

Interest expense for the nine months ended September 30, 2012 was $4.6 million as compared to $5.8 million for the corresponding period in 2011. The effect of higher average borrowings to finance recent business acquisitions was more than offset by lower average interest rates due to the retirement of the Company’s 4.75% Convertible Senior Notes in July 2011 and the refinancing of the Company’s then outstanding Term Loan in July 2012.

Loss on early retirement of debt

In June and July 2012, the Company repaid its Term Loan. In connection therewith, the Company wrote off debt issuance costs of $1.4 million.

Income tax provision

The income tax provision for the nine months ended September 30, 2012 and 2011 was $2.6 million. The Company’s effective tax rate for the nine months ended September 30, 2012 was 38.5% as compared to 29.6% for the 2011 period. The effective tax rate for the nine months ended September 30, 2011 reflects a reduction in valuation allowances related to the utilization of net operating loss carryforwards in Puerto Rico, for which a tax benefit was not previously recognized.

Equity in earnings

Equity in the earnings of Vasconia, net of taxes, was $1.9 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively. Vasconia reported income from operations for the nine months ended September 30, 2012 of $10.2 million as compared to $11.7 million for the nine months ended September 30, 2011 and net income of $6.9 million for the nine months ended September 30, 2012 as compared to $8.0 million for the nine months ended September 30, 2011.

Equity in earnings for the nine months ended September 30, 2011 also includes income of $448,000 derived from the 50% joint venture investment in World Alliance Enterprises Limited. This reflects the cumulative results of this investment through September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Revolving Credit Facility (defined below). The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

Revolving Credit Facility

The Company has a $175.0 million secured credit agreement (the “Revolving Credit Facility”), which matures on July 27, 2017, with a bank group led by JPMorgan Chase Bank, N.A. At September 30, 2012, borrowings outstanding under the Revolving Credit Facility were $73.7 million and open letters of credit were $1.2 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at September 30, 2012 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $90.1 million, or 51.5%, of the total loan commitment at September 30, 2012.

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

Senior Secured Term Loan

The Company has a $35.0 million senior secured credit agreement (the “Senior Secured Term Loan”), which matures on July 27, 2018, with JPMorgan Chase Bank, N.A.

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR (as defined) plus 5.00%. The interest rate on outstanding borrowings at September 30, 2012 was 5.25%.

The Senior Secured Term Loan provides that for any four consecutive fiscal quarters ending after July 27, 2012, (x) if at any time EBITDA (as defined) is less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA shall not exceed 3.0 to 1.0 and (y) EBITDA shall not be less than $30.0 million at any time. Capital expenditures are limited and for the year ending December 31, 2012, such limit is $7.5 million. Further, the Senior Secured Term Loan provides that the Company shall maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters ending after July 27, 2012. The Company was in compliance with these financial covenants at September 30, 2012.

The Company’s Consolidated EBITDA for the four quarters ended September 30, 2012 was $37.7 million, as follows:

Consolidated EBITDA
(in thousands)

Three months ended September 30, 2012	$11,568
Three months ended June 30, 2012	5,584
Three months ended March 31, 2012	6,222
Three months ended December 31, 2011	14,342

Total for the four quarters	$37,716

Capital expenditures for the nine months ended September 30, 2012 were $3.4 million. The Company’s fixed charge coverage ratio for the four quarters ended September 30, 2012 was 2.62.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income as reported to Consolidated EBITDA for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income as reported	$3,890	$7,533	$5,793	$8,647
Subtract out:
Undistributed equity earnings, net	(695)	(1,113)	(1,201)	(1,971)
Add back:
Income tax provision (benefit)	1,930	2,089	2,612	2,609
Interest expense	1,271	1,789	4,644	5,807
Loss on early retirement of debt	1,015	—	1,363	—
Intangible asset impairment	1,069	—	1,069	—
Depreciation and amortization	2,409	2,046	6,878	6,061
Stock compensation expense	679	682	2,131	2,105
Permitted acquisition related expenses	—	498	85	498

Consolidated EBITDA	$11,568	$13,524	$23,374	$23,756

Operating activities

Cash used in operating activities was $7.9 million for the nine months ended September 30, 2012 as compared to $27.1 million for the 2011 period. The decrease was primarily attributable to a less substantial increase in accounts receivable and inventory in the 2012 period as compared to the corresponding period in 2011.

Investing activities

Cash used in investing activities was $3.4 million for the nine months ended September 30, 2012 and 2011.

Financing activities

Cash provided by financing activities was $10.5 million for the nine months ended September 30, 2012 as compared to $27.9 million for the 2011 period. In the nine months ended September 30, 2012, net proceeds from the Company’s borrowings were $11.0 million as compared to $52.6 million in the 2011 period. On July 15, 2011, the Company retired the $24.1 million aggregate principal amount of its 4.75% Convertible Senior Notes then outstanding with proceeds from the Revolving Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. The Company’s Revolving Credit Facility and Senior Secured Term Loan bear interest at variable rates and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company has an interest rate swap agreement with a notional amount of $35.0 million to manage interest rate exposure in connection with these variable interest rate borrowings. The Company has foreign operations through its acquisitions and equity investments as a result of which the Company is subject to increases and decreases in its income resulting from the impact of fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2012, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	November 8, 2012
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	November 8, 2012
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)