Form 10-K
period 2012-12-31
LIFETIME BRANDS, INC
filed 2013-03-15
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 9,562,520 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $119,244,624. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and should not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of March 15, 2013 was 12,756,467.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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

PART I

Item 1. Business

OVERVIEW

The Company designs, sources and sells branded kitchenware, tabletop and other products used in the home and markets its products under a number of well-respected and widely-recognized brand names and trademarks, which are either owned or licensed by the Company, or through retailers’ private labels. The Company sells its products to retailers and distributors and sells a limited selection of its products directly to consumers through its Internet websites. The Company primarily targets moderate to premium price points through every major level of trade and generally markets several lines within each of its product categories under more than one brand. At the heart of the Company is a culture of innovation. The Company brought over 3,600 new or redesigned products to market in 2012 and expects to bring to market over 4,000 new or redesigned products in 2013.

The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, bakeware, cookware and novelty housewares) and Tabletop (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (food storage, pantryware, spices and home décor).

The Company sources almost all of its products from suppliers located outside the United States, primarily in the People’s Republic of China. The Company manufactures its sterling silver products at a leased facility in San Germán, Puerto Rico and fills spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

The Company has expanded its presence in international markets through investments in various companies that operate outside of the United States. In 2007, the Company acquired a 30% equity interest in Grupo Vasconia, S.A.B. (“Vasconia”), an aluminum manufacturer and housewares company based in Mexico. In January 2008, the Company entered into a strategic alliance to distribute products in Canada. In January 2011, the Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited, a Hong Kong-based company that supplies imported kitchenware products to retailers in North, Central and South America. In November 2011, the Company acquired 100% of the share capital of each of Creative Tops Holdings Limited and Creative Tops Far East Limited (collectively, “Creative Tops”). Creative Tops is a UK-based supplier of private label and branded tabletop and kitchenware products. In December 2011, the Company acquired a 40% equity interest in GS Internacional S/A (“GSI”). GSI is a wholesale distributor of branded housewares products in Brazil. GSI markets dinnerware, glassware, home décor, kitchenware and barware to customers, including major department stores, housewares retailers and independent shops throughout Brazil. In February 2012, the Company invested in Grand Venture Holdings Limited, a joint venture with Manweal Development Limited, a Chinese corporation, to distribute Mikasa® products in China.

In December 2012, the Company acquired Fred® and Friends, a business which designs and markets novelty houseswares and other products under the Fred® brand. The acquisition resulted in an expansion of the Company’s Kitchenware product category to include innovative kitchen tools, tabletop accessories, party goods, personal accessories and other products.

The Company continues to evaluate opportunities to expand the recognition of its brands and to invest in other companies that operate principally outside the United States. These opportunities involve risks as the industry and foreign markets may not evolve as anticipated and the Company’s objectives may not be achieved.

The Company’s top brands and their respective product categories are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed*	Kitchenware and Tabletop
KitchenAid®	Licensed	Kitchenware
Mikasa®	Owned	Tabletop and Home Solutions
Pfaltzgraff®	Owned	Tabletop and Home Solutions
Kamenstein®	Owned	Home Solutions
Cuisinart®	Licensed	Kitchenware and Tabletop
Elements®	Owned	Home Solutions
Melannco®	Owned	Home Solutions
Wallace Silversmiths®	Owned	Tabletop and Home Solutions
Misto®	Licensed	Kitchenware
Fred®	Owned	Kitchenware
V&A®	Licensed	Tabletop
Royal Botanic Gardens Kew®	Licensed	Tabletop

*	The Company has a 183 year royalty free license to utilize the Farberware® brand for kitchenware and tabletop products.

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers and Internet retailers.

BUSINESS SEGMENTS

The Company operates in two business segments: the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment in which the Company markets and sells a limited selection of its products through its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and Housewares Deals® Internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations.

Additional information regarding the Company’s reportable segments is included in Note J of the Notes to the Consolidated Financial Statements included in Item 15.

CUSTOMERS

The Company’s products are sold globally to a diverse customer base including mass merchants (such as Wal-Mart and Target), specialty stores (such as Bed Bath & Beyond and Dunelm), national chains (such as Kohl’s), department stores (such as Macy’s and Bon-Ton), warehouse clubs (such as Costco and Sam’s Club), supermarkets (such as Stop & Shop, Kroger, Tesco and Sainsbury’s), off-price retailers (such as Marshalls, T.J. Maxx, Home Goods, Ross Stores and Big Lots) and Internet retailers (such as Amazon.com).

The Company also operates its own Internet sites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly from the Company.

During the years ended December 31, 2012, 2011 and 2010, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for 16%, 15% and 15% of net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during these periods.

DISTRIBUTION

The Company operates distribution centers at the following locations:

Location	Size (square feet)
Fontana, California	753,000
Robbinsville, New Jersey	700,000
Winchendon, Massachusetts	175,000
Corby, England	130,000
Cumberland, Rhode Island	28,000
Medford, Massachusetts	5,590

SALES AND MARKETING

The Company’s sales and marketing staff coordinates directly with its wholesale customers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed many promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s sales and marketing efforts are supported from its principal offices and showroom in Garden City, New York; as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; Menomonee Falls, Wisconsin; and Corby, England.

The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and/or packaging for their stores.

DESIGN AND INNOVATION

At the heart of the Company is a culture of innovation and new product development. The Company’s in-house design and development teams currently consist of 101 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign products and create packaging and merchandising concepts.

SOURCES OF SUPPLY

The Company sources its products from over 400 suppliers. Most of the Company’s suppliers are located in the People’s Republic of China. The Company also sources products from suppliers in Hong Kong, the United States, Japan, Vietnam, Taiwan, Indonesia, Malaysia, Slovakia, Korea, Italy, India, Slovenia, Germany, Portugal, Thailand, Switzerland, the Czech Republic, Turkey, Poland, France, Canada and the United Kingdom. The Company orders products substantially in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.

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

PATENTS

The Company owns approximately 140 design and utility patents. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company’s business.

BACKLOG

Backlog is not material to the Company’s business, because actual confirmed orders from the Company’s customers are typically received within close proximity to the required shipment dates.

EMPLOYEES

At December 31, 2012, the Company had a total of 1,247 full-time employees, of whom 200 are located in Asia and 115 in Europe. In addition, the Company employed 51 people on a part-time basis, predominately in Corporate Marketing/Sales Support. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

REGULATORY MATTERS

The Company, its subsidiaries and affiliates are subject to significant regulation by various governmental, regulatory and other administrative authorities.

As a manufacturer and distributor of consumer products, the Company is subject to the Consumer Products Safety Act in the United States and the Consumer Protection Act in the United Kingdom. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which the Company or its subsidiaries and affiliates sell products.

The Company’s spice container filling operation is regulated by the Food and Drug Administration.

The Company’s operations also are subject to national, state and local environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes.

The Company is subject to risks and uncertainties associated with economic and political conditions in foreign countries, including but not limited to, foreign government regulations, taxes including value-added taxes, import and export duties and quotas, anti-dumping regulations and related tariffs associated with certain types of products, incidents and fears involving security, terrorism and wars, political unrest and other restrictions on trade and travel.

Item 1A. Risk Factors

The Company’s businesses, operations and financial condition are subject to various risks. The risks and uncertainties described below are those that the Company considers material.

General Economic Factors and Political Conditions

The Company’s performance is affected by general economic factors, strength of retail economies and political conditions that are beyond its control. Retail economies are impacted by factors such as consumer demand and the condition of the retail industry, which in turn, is effected by general economic factors. These general economic factors include, among other factors, recession, inflation, deflation, housing markets, consumer credit availability, consumer debt levels, fuel and energy costs, material input costs, foreign currency translation, labor cost inflation, interest rates, government policies including tax policies relating to value-added taxes, import and export duties and quotas, anti-dumping regulations and related tariffs and social compliance standards, unemployment trends, the impact of natural disasters and terrorist activities, conditions affecting the retail environment for the home and other matters that influence consumer spending. Unfavorable economic conditions in the United States, the United Kingdom and elsewhere could adversely affect the Company’s performance in the future. Unstable economic and political conditions, civil unrest and political activism, particularly in Asia, could adversely impact the Company’s businesses. Any substantial deterioration in general economic conditions could also adversely affect consumer spending patterns which tend to be highly correlated with the levels of disposable income of consumers. If the global economy experiences significant disruptions or a slowdown, the Company’s business could be negatively impacted by reduced demand for its products.

The Company conducts business outside of the United States through subsidiaries, affiliates and joint ventures. These entities have operations in the United Kingdom, Mexico, Canada, Brazil, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. These entities also bear risks similar to those risks of the Company; however, there are specific additional risks related to these organizations such as the failure of the Company’s partners or other investors to meet their obligations and higher credit and liquidity risks related to thinly capitalized entities. Failure of these entities or the Company’s vendors to adhere to required regulatory or other standards, including social compliance standards, could impact the Company’s reputation and adversely impact the Company’s business.

The Company has achieved growth through investments and acquisitions. There can be no assurance that the Company will continue to be able to successfully integrate these businesses or identify and integrate future acquisitions into its existing business without substantial costs, delays or other operational or financial difficulties. Additionally, the failure of these businesses to achieve expected results, the diversion of the Company’s management’s attention and the failure to retain key personnel at these businesses could have a material adverse effect on the Company’s business, results of operations and financial condition.

Liquidity

The Company has substantial indebtedness and depends upon its bank lenders to finance its liquidity needs. In July 2012, the Company amended its $150.0 million secured credit agreement (the “Revolving Credit Facility”) to increase the lenders’ commitment to $175.0 million and replaced its $40.0 million second lien credit agreement (the “Term Loan”) with a $35.0 million senior secured credit agreement (the “Senior Secured Term Loan”).

Interest

The Company’s borrowings bear interest at floating rates. An increase in interest rates would adversely affect the Company’s profitability. The Company entered into an interest rate swap agreement in August 2012 to manage interest rate exposure in connection with a portion of its variable interest rate borrowings. To the extent that the Company’s access to credit may be restricted because of its own performance, its bank lenders’ performances or conditions in the capital markets generally, the Company would not be able to operate normally.

Competition

The markets for the Company’s products are intensely competitive. The Company competes with many other suppliers, some of which are larger than the Company, have greater financial and other resources or employ brands that are more established, have greater consumer recognition or are more favorably perceived by consumers or retailers than the Company’s brands.

Customers

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers and Internet retailers. Unanticipated changes in purchasing and other practices by the Company’s customers, including a customer’s pricing and payment terms, inventory destocking, limitations on shelf space, more extensive packaging requirements, changes in order quantities, use of private label brands and other practices, could adversely affect the Company’s profitability. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires the Company to shorten its lead time for production in certain cases and more closely anticipate demand, which could in the future require the Company to carry additional inventories. The Company’s annual earnings and cash flows also depend to a great extent on the results of operations in the latter half of the year due to the seasonality of its sales. The Company’s success and sales growth is also dependent on its evaluation of consumer preferences and changing trends. The Company also sells a limited quantity of the Company’s products to individual consumers and smaller retailers through its own Internet sites.

Many of the Company’s wholesale customers are significantly larger than the Company, have greater financial and other resources and also purchase goods directly from vendors in Asia and elsewhere. Decisions by large customers to increase their purchases directly from overseas vendors could have a materially adverse effect on the Company. Significant changes or financial difficulties, including consolidations of ownership, restructurings, bankruptcies, liquidations or other events that affect retailers, could result in fewer stores selling the Company’s products, the Company having to rely on a smaller group of customers, an increase in the risk of extending credit to these customers or limitations on the Company’s ability to collect amounts due from these customers. Although the Company has long-established relationships with many of its customers, the Company does not have any long-term supply or binding contracts or guarantees of minimum purchases. Purchases by the Company’s customers are generally made using individual purchase orders. Customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of their business relationship with the Company. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on the Company’s business.

In 2012, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for 16% of the Company’s net sales. A material reduction in purchases by Wal-Mart Stores, Inc. could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by Wal-Mart Stores, Inc. that would cause the Company to materially reduce the price of the Company’s products could result in reductions of the Company’s operating margin. The concentration of the Company’s business with Wal-Mart extends to its international businesses, including Vasconia in Mexico and its strategic alliance in Canada, due to the market presence of Wal-Mart in these foreign countries.

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

The Company imports its products for delivery to its distribution centers, as well as arranges for its customers to import goods to which title has passed overseas or at port of entry. For purchases that are to be delivered to its distribution centers, the Company arranges for transportation, primarily by sea, from ports in Asia and Europe to ports in the United States, principally New York/Newark/Elizabeth and Los Angeles/Long Beach, and the United Kingdom, principally Felixstowe. Accordingly, the Company is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, fuel shortages, the availability of ships, increased security restrictions, work stoppages and carriers’ ability to provide delivery services to meet the Company’s shipping needs. Transportation disruptions and increased transportation costs could adversely affect the Company’s business.

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

Regulatory

The Company is subject in the ordinary course of its business, in the United States and elsewhere, to many statutes, ordinances, rules and regulations that if violated by the Company or its affiliates, partners or vendors could have a material adverse effect on the Company’s business. The Company is required to comply with the United States Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws prohibiting the Company from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business. The Company’s employees and other agents could engage in such conduct for which the Company might be held responsible. If the Company’s employees or other agents are found to have engaged in such practices, the Company could suffer substantial penalties.

The marketing of certain of the Company’s consumer products involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, the Office of Fair Trading in the U.K., by other regulatory authorities or through private causes of action. Any defects in products the Company markets could harm the Company’s reputation, adversely affect its relationship with its customers and decrease market acceptance of the Company’s products and the strength of the brand names under which the Company markets such products. Potential product liability claims may exceed the amount of the Company’s insurance coverage and could materially damage the Company’s business and its financial condition. The Company’s product standards could be impacted by new or revised environmental rules and regulations or other social initiatives.

The Company is subject to significant laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the Sarbanes-Oxley Act of 2002 and the regulations under these laws. The Company cannot assure strict adherence to these laws and regulations nor that it will not find material weaknesses in the future or that the Company’s independent registered public accounting firm will conclude that the Company’s internal control over financial reporting is operating effectively.

The Company is subject to general business laws and regulations, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These laws and regulations may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues would harm the Company’s business. This could, in turn, diminish the demand for the Company’s products on the Internet and increase the Company’s cost of doing business.

Technology

The Company relies on many information technology systems for the operation of its principal business functions, including the Company’s enterprise, warehouse management, inventory forecast and re-ordering and call center systems. In the case of the Company’s inventory forecast and re-ordering system, most of the Company’s orders are received directly through electronic connections with the Company’s largest customers. The failure of any of these systems could have a material adverse effect on the Company’s business and results of operations. To keep pace within a competitive retail environment, the Company uses and will continue to evaluate new technologies to improve the efficiency of designing new innovative products. The success of certain product categories in a competitive marketplace can be dependent upon the creation and launch of new innovative products.

Availability of information on the Internet and, in particular, on social media websites subjects the Company to reputational risks related to its brands and the perceived quality of its products.

The Company has made significant efforts to secure its computer network to mitigate the risk of possible cyber-attacks. However, the Company’s computer network could be compromised which could impact operations and confidential information such as customer credit card information could be misappropriated. This could lead to adverse publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third-parties for damages which could adversely impact profits.

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

Increases in the cost of employee benefits could impact the Company’s financial results and cash flows. The Company self-insures a substantial portion of the costs of employee healthcare and workers compensation. This could result in higher volatility in the Company’s earnings and exposes the Company to higher financial risks. The U.S. federal healthcare legislation enacted in 2010 and proposed amendments to the legislation contain provisions which could materially impact the Company’s future healthcare costs. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly impact the Company’s costs.

Business Interruptions

The Company’s worldwide operations could be subject to natural and man-made disasters, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, health epidemics and other business interruptions. The occurrence of any of these business disruptions could seriously harm the Company’s business, revenue and financial condition and increase the Company’s costs and expenses. If the Company’s or its manufacturers’ warehousing facilities or transportation facilities are damaged or destroyed, the Company would be unable to distribute products on a timely basis, which could harm the Company’s business. The Company’s back-up operations may be inadequate, and the Company’s business interruption insurance may not be enough to compensate for any losses that may occur.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the principal properties at which the Company operates its business at December 31, 2012:

Location	Description	Size (square feet)	Owned/ Leased
Fontana, California	Principal West Coast warehouse and distribution facility	753,000	Leased
Robbinsville, New Jersey	Principal East Coast warehouse and distribution facility	700,000	Leased
Winchendon, Massachusetts	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York	Corporate headquarters/main showroom	146,000	Leased
Corby, England	Offices, showroom, warehouse and distribution facility	145,000	Leased
Medford, Massachusetts	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico	Sterling silver manufacturing facility	55,000	Leased
Cumberland, Rhode Island	Offices, warehouse and distribution facility	34,000	Leased
Shanghai, China	Offices	22,000	Leased
Guangzhou, China	Offices	18,000	Leased
New York, New York	Showrooms	17,000	Leased
York, Pennsylvania	Offices	14,000	Leased
Atlanta, Georgia	Showrooms	11,000	Leased
Kowloon, Hong Kong	Offices and showrooms	9,000	Leased
Bentonville, Arkansas	Offices and showroom	7,000	Leased
Menomonee Falls, Wisconsin	Showroom	4,000	Leased

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property during May 2013.

The Company is not aware of any determination by the EPA that any remedial action is required for the Site and, accordingly, is not able to estimate the extent of any possible liability.

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

	2012		2011
	High	Low	High	Low
First quarter	$12.77	$10.52	$15.00	$11.46
Second quarter	12.54	10.18	15.99	10.52
Third quarter	13.25	10.91	11.81	9.23
Fourth quarter	12.40	9.21	13.03	8.67

At December 31, 2012, the Company estimates that there were approximately 2,228 beneficial holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2012.

In March 2011, the Company determined that it would resume paying cash dividends on its outstanding shares of common stock, which was suspended in February 2009. The Board of Directors declared a dividend of $0.025 per share payable on May 16, 2011, August 16, 2011, November 29, 2011, February 15, 2012, May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

The following table summarizes the Company’s equity compensation plan as of December 31, 2012:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Equity compensation plan approved by security holders	2,528,177	$13.06	756,832
Equity compensation plan not approved by security holders	—	—	—

Total	2,528,177	$13.06	756,832

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	NASDAQ Market Index
12/31/2007	$100.00	$100.00	$100.00
12/31/2008	28.24	42.48	60.02
12/31/2009	57.05	75.89	87.25
12/31/2010	112.02	90.55	103.08
12/31/2011	97.44	84.75	102.27
12/31/2012	85.89	125.17	120.40

Note:

(1)	The chart assumes $100 was invested on January 1, 2008 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2008, 2009, 2010, 2011 and 2012. The material in this chart is not soliciting material, is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not the chart is prepared before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing. A list of the companies included in the Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 has been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data at December 31, 2010, 2009 and 2008 have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2012	2011	2010(2)	2009	2008(3)
STATEMENT OF OPERATIONS DATA(1)	(in thousands, except per share data)

Net sales	$486,842	$444,418	$443,171	$415,040	$487,935
Cost of sales	310,054	282,058	273,774	257,839	303,535
Distribution expenses	44,046	43,882	44,570	43,329	57,695
Selling, general and administrative expenses	104,338	93,894	95,044	95,647	131,226
Goodwill and intangible asset impairment	1,069	—	—	—	29,400
Restructuring expenses	—	—	—	2,616	17,992

Income (loss) from operations	27,335	24,584	29,783	15,609	(51,913)
Interest expense	(5,898)	(7,758)	(9,351)	(13,185)	(11,577)
Loss on early retirement of debt	(1,363)	—	(764)	—	—

Income (loss) before income taxes, equity in earnings and extraordinary item	20,074	16,826	19,668	2,424	(63,490)
Income tax benefit (provision)	(5,208)	(6,122)	(4,602)	(1,880)	14,249
Equity in earnings, net of taxes	6,081	3,362	2,718	2,171	1,486

Income (loss) before extraordinary item	20,947	14,066	17,784	2,715	(47,755)
Extraordinary item, net of taxes	—	—	2,477	—	—

Net income (loss)	$20,947	$14,066	$20,261	$2,715	$(47,755)

Basic income (loss) per common share before extraordinary item	$1.67	$1.16	$1.48	$0.23	$(3.99)
Basic income per common share of extraordinary item	—	—	0.20	—	—

Basic income (loss) per common share	$1.67	$1.16	$1.68	$0.23	$(3.99)

Weighted-average shares outstanding – basic	12,511	12,128	12,036	12,009	11,976

Diluted income (loss) per common share before extraordinary item	$1.64	$1.12	$1.44	$0.22	$(3.99)
Diluted income per common share of extraordinary item	—	—	0.20	—	—

Diluted income (loss) per common share	$1.64	$1.12	$1.64	$0.22	$(3.99)

Weighted-average shares outstanding – diluted	12,810	12,529	12,376	12,075	11,976

Cash dividends declared per common share	$0.125	$0.075	$—	$—	$0.25

	December 31,
	2012	2011	2010	2009	2008(3)
BALANCE SHEET DATA(1)	(in thousands)
Current assets	$212,759	$198,797	$182,253	$173,850	$232,678
Current liabilities	66,899	69,962	60,512	77,210	149,981
Working capital	145,860	128,835	121,741	96,640	82,697
Total assets	348,797	318,745	277,586	276,723	341,781
Short-term borrowings	11,375	15,000	4,100	24,601	89,300
Long-term debt	84,593	82,625	50,000	—	—
Convertible senior notes	—	—	23,557	70,527	67,864
Stockholders’ equity	172,230	146,175	127,606	104,012	97,509

Notes:

(1)

Investments and acquisitions of the following, in the respective years noted, which affect the comparability of the periods: the acquisition of the business and certain assets of Mikasa® in June 2008, the acquisition of Creative Tops in November 2011, a 40% equity investment in GS Internacional S/A (“GSI”) in December 2011 and the acquisition of Fred® & Friends in December 2012.

(2)

In 2010, the Company recorded an extraordinary gain of $2.5 million as a result of the elimination of the negative goodwill recorded in conjunction with the purchase of the business and certain assets of Mikasa®, Inc.

(3)	Certain amounts have been adjusted in this year to reflect the provisions of ASC Topic No. 470-20, Debt with Conversion and Other Options, on a retrospective basis.

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tabletop and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware, bakeware and novelty housewares) and Tabletop (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (food storage, pantryware, spices and home décor). In 2012, Kitchenware products and Tabletop products accounted for approximately 80% of the Company’s wholesale net sales and 76% of its consolidated net sales.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Mikasa®, Pfaltzgraff®, Cuisinart®, Elements®, Melannco®, Fred® and V&A®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

BUSINESS SEGMENTS

The Company operates in two reportable business segments: the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals® and Lifetime Sterling® Internet websites. The operating results of Fred® & Friends are included in the Wholesale segment from December 20, 2012, the date it was acquired by the Company.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), a leading Mexican housewares company and aluminum manufacturer. The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI.

In January 2011, the Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited (“HCA”), a Hong Kong-based company that supplies imported kitchenware products to retailers in North, Central and South America. The Company accounts for its 40% investment in HCA using the equity method of accounting and has recorded its proportionate share of HCA’s net income as equity in earnings in the Company’s consolidated statements of operations.

In December 2011, the Company acquired a 40% equity interest in GS Internacional S/A (“GSI”). GSI is a leading wholesale distributor of branded housewares products in Brazil. The company markets dinnerware, glassware, home décor, kitchenware and barware to customers throughout Brazil including major department stores, housewares retailers and independent shops. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors. GSI’s Board of Directors is comprised of seven members (including two independent members).

In February 2012, the Company entered into Grand Venture Holdings Limited (“Grand Venture”), a joint venture with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentage. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss in equity in earnings in the Company’s consolidated statements of operations.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2012, 2011 and 2010, net sales for the third and fourth quarters accounted for 58%, 59%, and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test described in ASC Topic No. 350, Intangibles — Goodwill and Other. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has determined that the adoption of this guidance does not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. The Company has determined that the adoption of this guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.7	63.5	61.8

Gross margin	36.3	36.5	38.2
Distribution expenses	9.0	9.9	10.1
Selling, general and administrative expenses	21.4	21.1	21.4
Intangible asset impairment	0.2	—	—

Income from operations	5.7	5.5	6.7

Interest expense	(1.2)	(1.7)	(2.1)
Loss on early retirement of debt	(0.3)	—	(0.2)

Income before income taxes equity in earnings and extraordinary item	4.2	3.8	4.4
Income tax provision	(1.1)	(1.4)	(1.0)
Equity in earnings, net of taxes	1.2	0.8	0.6

Income before extraordinary item	4.3	3.2	4.0

Extraordinary item, net of taxes	—	—	0.6

Net income	4.3%	3.2%	4.6%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2012 COMPARED TO 2011

Net Sales

Net sales for the year were $486.8 million, an increase of 9.5% compared to net sales of $444.4 million in 2011. The increase was primarily the result of the inclusion of Creative Tops, which was acquired in November 2011.

Net sales for the Wholesale segment in 2012 were $464.8 million, an increase of $43.7 million, or 10.4%, as compared to net sales of $421.1 million in 2011. Net sales included $42.6 million from Creative Tops in 2012 compared to $6.7 million from Creative Tops in 2011. Net sales for the Company’s Kitchenware product category in 2012 were $256.1 million, an increase of $40.4 million, or 18.7%, as compared to net sales of $215.7 million in 2011. The increase in the Company’s Kitchenware product category was primarily attributable to the strength and expansion of certain brands and the introduction of new innovative styles and designs including the new Guy Fieri® line. The Kitchenware category also included $0.2 million of sales from the Fred® & Friends business acquired on December 20, 2012. Net sales for the Company’s Tabletop product category in 2012 were $113.9 million, a decrease of $20.7 million, or 15.4%, as compared to net sales of $134.6 million for 2011. The Tabletop product category sales decrease was partially attributable to the absence, in the 2012 period, of sales of excess sterling silver finished goods inventory and a major rollout of dinnerware each of which occurred in the 2011 period. In addition, the category experienced weakness at the retail level. Net sales for the Company’s Home Solutions products category in 2012 were $52.2 million, a decrease of $11.9 million, or 18.6%, as compared to net sales of $64.1 million in 2011. The decrease in sales for the Company’s Home Solutions product category was due to weak consumer demand for this category.

Net sales for the Retail Direct segment in 2012 were $22.0 million, a decrease of $1.3 million, or 5.6%, as compared to $23.3 million for 2011. The decrease was primarily attributable to a reduction in promotional activities in 2012.

Gross margin

Gross margin for 2012 was $176.8 million, or 36.3%, as compared to $162.4 million, or 36.5%, for the corresponding period in 2011.

Gross margin for the Wholesale segment was 34.8% for 2012 as compared to 34.9% for 2011.

Gross margin for the Retail Direct segment was 68.6% for 2012 as compared to 66.9% for 2011. The increase in gross margin reflects the mix in product sales, less promotional activities, a revised pricing strategy and more effective web design which favorably affected margins during the 2012 period.

Distribution expenses

Distribution expenses for 2012 were $44.0 million as compared to $43.9 million for 2011. Distribution expenses as a percentage of net sales were 9.0% in 2012 and 9.9% for 2011.

Distribution expenses as a percentage of sales shipped from the Company’s warehouses located in the United States for the Wholesale segment were 8.9% for 2012 as compared to 9.4% for 2011. The percentage decrease resulted from significant improvements in labor management and other operating expense savings.

Distribution expenses as a percentage of net sales for the Retail Direct segment were 28.9% for 2012 compared to 29.8% for 2011. Retail Direct also benefitted from improved labor management and other operating expense savings.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for 2012 were $104.3 million, an increase of $10.4 million, or 11.1%, as compared to $93.9 million for 2011. Excluding the expenses of Creative Tops, SG&A expenses for 2012 were $94.7 million, an increase of $1.9 million as compared to $92.8 million for 2011.

SG&A expenses for 2012 for the Wholesale segment were $82.4 million, an increase of $11.0 million, or 15.4%, as compared to $71.4 million in 2011. As a percentage of net sales, SG&A expenses were 17.7% for 2012 compared to 17.0% for 2011. The increase principally reflects higher expenses for Creative Tops to support its business expansion plan and an increase in employee related expenses.

SG&A expenses for 2012 for the Retail Direct segment were $8.3 million compared to $9.2 million for 2011. The decrease was primarily attributable to improved expense management.

Unallocated corporate expenses for 2012 and 2011 were $13.6 million and $13.3 million, respectively, due to an increase in compensation offset by a reduction in acquisition related expenses.

Intangible asset impairment

During the past twelve months, the Company’s home décor products category has experienced a significant decline in sales. The Company believes the most significant factor was the reduction in retail space allocated to the category which has also contributed to pricing pressure. While the Company believes this market condition is not permanent, following a strategic review of the business, it has decided to re-brand a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names. As a result of these factors, the Company recorded an impairment charge of $1.1 million in its statement of operations which reduced the book value of its Elements® trade name.

Interest expense

Interest expense for 2012 was $5.9 million as compared to $7.8 million for 2011. The decrease in interest expense was primarily attributable to lower average interest rates and lower average borrowings. The most significant factor in the rate reduction related to the retirement of the Company’s 4.75% convertible senior notes (the “Notes”).

Loss on early retirement of debt

In June and July 2012, the Company repaid its second lien credit agreement (the “Term Loan”). In connection therewith, the Company wrote off debt issuance costs of $1.4 million.

Income tax provision

The income tax provision was $5.2 million in 2012 and $6.1 million in 2011. The Company’s effective tax rate for 2012 was 25.9% as compared to 36.4% for 2011. The effective tax rate in 2012 reflects an income tax benefit for a non-cash adjustment to a deferred tax liability of $2.3 million related to the prior year. The effective tax rate for 2011 included a valuation allowance reversal related to various deferred tax assets, including net operating losses, for which a tax benefit was not previously recognized.

Equity in earnings

The Company’s equity in earnings for 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Equity in earnings of Grupo Vasconia:
Equity earnings before bargain purchase gain, tax benefit and reduction in investment to fair value, net of tax	$3,015	$2,895
Bargain purchase gain in equity in earnings, net of tax	4,112	—
Tax benefit recorded in equity in earnings(1)	1,116	—
Reduction in investment to fair value, net of tax	(1,336)	—

Equity in earnings of Grupo Vasconia	6,907	2,895
Equity in earnings (losses) of GSI	(727)	21
Equity in earnings (losses) of other investments	(99)	446

	$6,081	$3,362

Note:

(1)	Income tax benefit related to the valuation allowance reversal for deferred taxes associated with the cumulative foreign currency translation adjustment.

Equity in earnings of Vasconia, net of taxes, was $6.9 million for 2012 and $2.9 million for 2011. Vasconia reported income from operations for 2012 of $14.6 million compared to $17.3 million for 2011 and net income of $34.2 million in 2012 compared to $11.4 million in 2011. The increase in net income is primarily due to a $22.9 million bargain purchase gain recognized by Vasconia on its purchase of Almexa, an aluminum mill and manufacturer of aluminum foil.

Equity in earnings for 2012 also includes a loss of $0.7 million from the Company’s 40% equity interest in GSI and losses of $0.1 million related to other investments. Equity in earnings for 2011 includes income of $0.5 million derived from the Company’s 50% joint venture investment in World Alliance Enterprises Limited which was dissolved in 2012.

2011 COMPARED TO 2010

Net Sales

Net sales for the year were $444.4 million, an increase of 0.3% compared to net sales of $443.2 million in 2010.

Net sales for the Wholesale segment in 2011 were $421.1 million, an increase of $7.3 million, or 1.8%, as compared to net sales of $413.8 million in 2010. Net sales for the Wholesale segment include $6.7 million of net sales in 2011 from Creative Tops, which was acquired by the Company in November 2011.Net sales for the Company’s Kitchenware product category in 2011 were $215.7 million, an increase of $7.2 million, or 3.5%, as compared to net sales of $208.5 million in 2010. The increase in the Company’s Kitchenware product category was primarily attributable to increased volumes due, in part, to successful new programs and promotions during the year as compared to 2010. Net sales for the Company’s Tabletop product category in 2011 were $134.6 million, an increase of $11.2 million, or 9.1%, as compared to net sales of $123.4 million for 2010. The Tabletop product category sales increase was primarily attributable to higher volumes related to new programs and the successful promotion of certain tabletop lines which increased sales by $7.7 million. The Tabletop product category also benefited from an increase of $3.5 million in net sales of excess silver finished goods and from silver products produced under manufacturing contracts. Net sales for the Company’s Home Solutions products category in 2011 were $64.1 million, a decrease of $17.8 million, or 21.7%, as compared to net sales of $81.9 million in 2010. The decrease in sales for the Company’s Home Solutions product category reflects lower volumes due, in part, to certain sales programs in 2010 not repeated in the 2011 period.

Net sales for the Retail Direct segment in 2011 were $23.3 million, a decrease of $6.1 million, or 20.7%, as compared to $29.4 million for 2010. The decrease in net sales was primarily attributable to a reduction in promotional activities and the Company’s decision to terminate its print consumer catalog during the second quarter of 2011.

Gross margin

Gross margin for 2011 was $162.3 million as compared to $169.4 million for 2010. Gross margin as a percentage of net sales was 36.5% for 2011 as compared to 38.2% for 2010.

Gross margin as a percentage of net sales for the Wholesale segment was 34.9% for 2011 compared to 36.3% for 2010. The decrease in gross margin primarily reflected promotional allowances and changes in product mix. Wholesale gross profit declined by $3.5 million. This was primarily due to the weakness of the Company’s Home Solutions category for which net sales and gross margin declined in 2011. The decline was partially offset in other product categories and from the inclusion of Creative Tops, since its acquisition.

Gross margin as a percentage of net sales for the Retail Direct segment increased to 66.9% in 2011 from 65.1% in 2010. The increase in gross margin primarily reflected reduced promotional activities which favorably affected margins during the 2011 period.

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

Selling, general and administrative expenses

Selling, general and administrative expenses for 2011 were $93.9 million, a decrease of 1.2% compared to $95.0 million for 2010.

SG&A for 2011 for the Wholesale segment were $71.4 million, an increase of $0.1 million or 0.1%, as compared to $71.3 million in 2010. As a percentage of net sales, SG&A expenses were 17.0% for 2011, as compared to 17.2 % for 2010. Excluding the expenses of Creative Tops, SG&A declined by $1.0 million. This decline in SG&A was the result of reductions of bad debt expense and certain office related expenses which substantially offset an increase in employee related and selling expenses.

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

Income tax provision

The income tax provision was $6.1 million in 2011 and $4.6 million in 2010. The effective tax rates for the years ended December 31, 2011 and 2010 reflect taxes on income derived from U.S. sources and a reduction in valuation allowances related to the utilization of certain deferred tax assets during each year, for which a tax benefit was not previously recognized. The valuation allowance reversal in 2011 related to deferred tax assets for net operating losses which became realizable and deferred taxes for stock options, deferred rent and other temporary differences. The valuation allowance reversal reduced the effective tax rate by 8.2% and 19.8% in 2011 and 2010, respectively. The effective tax rates for 2011 and 2010 were 36.4% and 23.4% respectively.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $2.9 million for 2011 and $2.7 million for 2010. Vasconia reported net income of $11.4 million in 2011 compared to $9.9 million in 2010. This increase in net income in 2011 compared to 2010 was primarily attributable to higher sales volumes in both the kitchenware products and aluminum products divisions.

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

Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers. The Company also maintains an allowance for anticipated customer deductions. The allowances for deductions are primarily based on contracts with customers. However, in certain cases the Company does not have a formal contract and, therefore, customer deductions are non-contractual. To evaluate the reasonableness of non-contractual customer deductions, the Company analyzes currently available information and historical trends of deductions. If the financial conditions of the Company’s customers or general economic conditions were to deteriorate, resulting in an impairment of their ability to make payments or sell the Company’s products at reasonable sales prices, or the Company’s estimate of non-contractual deductions varied from actual deductions, revisions to allowances would be required, which could adversely affect the Company’s financial condition. Historically, the Company’s allowances have been appropriate and have not resulted in material unexpected charges.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU Topic No. 350, Intangibles — Goodwill and Other. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the royalty savings model or other valuation models.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that such assets may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the assets to the estimated discounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company considered indicators of impairment of its long-lived assets and determined that no such indicators were present at December 31, 2012.

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

Income taxes

The Company applies the required provisions for financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. Tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken. The valuation allowance is also calculated, established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, acquisitions and investments and payments of principal and interest on its debt.

At December 31, 2012, the Company had cash and cash equivalents of $1.9 million compared to $3.0 million at December 31, 2011, working capital was $145.9 million at December 31, 2012 compared to $128.8 million at December 31, 2011 and the current ratio was 3.18 to 1 at December 31, 2012 compared to 2.84 to 1 at December 31, 2011.

Borrowings under the Company’s revolving credit facility increased to $61.0 million at December 31, 2012 compared to $57.6 million at December 31, 2011. The increase in borrowings was primarily attributable to the acquisition of Fred® & Friends.

The Company believes that availability under the Revolving Credit Facility and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient. The Company closely monitors the creditworthiness of its customers. Based upon the evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially affected in the future.

In 2012, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for 16% of the Company’s net sales. A material reduction of product orders by Wal-Mart Stores, Inc. could have significant adverse effects on the Company’s business and operating results and ultimately the Company’s liquidity, including the loss of predictability and volume production efficiencies associated with such a large customer.

Revolving Credit Facility

The Company had a $150.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on October 28, 2016, with a bank group led by JPMorgan Chase Bank, N.A. On July 27, 2012, the Company amended the Revolving Credit Facility to increase the lenders’ commitment to $175.0 million and to, among other things, extend the maturity date to July 27, 2017 and increase the expansion option which permits the Company, subject to certain conditions including the consent of the Senior Secured Term Loan (defined below) lenders, to increase the maximum borrowing commitment from $175.0 million to $225.0 million.

At December 31, 2012, borrowings outstanding under the Revolving Credit Facility were $61.0 million and open letters of credit were $1.2 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at December 31, 2012 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $77.7 million, or 44%, of the total loan commitment at December 31, 2012.

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

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%. The interest rate on outstanding borrowings at December 31, 2012 was 5.25%.

The Senior Secured Term Loan provides that for any four consecutive fiscal quarters ending after July 27, 2012, (x) if at any time EBITDA (as defined) is less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA shall not exceed 3.0 to 1.0 and (y) EBITDA shall not be less than $30.0 million at any time. Capital expenditures are limited and for the year ending December 31, 2012, such limit is $7.5 million. The Senior Secured Term Loan provides for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Further, the Senior Secured Term Loan provides that the Company shall maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters ending after July 27, 2012. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and the Revolving Credit Facility at December 31, 2012.

The Company’s Consolidated EBITDA for the four quarters ended December 31, 2012 was $41.2 million, as follows:

Consolidated EBITDA for the four quarters ended December 31, 2012
(in thousands)
Three months ended December 31, 2012	$17,868
Three months ended September 30, 2012	11,568
Three months ended June 30, 2012	5,584
Three months ended March 31, 2012	6,222

Total for the four quarters	$41,242

Capital expenditures for the year ended December 31, 2012 were $5.0 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. This measure is provided because management of the Company uses this financial measure in evaluating the Company’s on-going financial results and trends. Management uses this non-GAAP information as an indicator of business performance. The following is a reconciliation of net income as reported to Consolidated EBITDA for the three and twelve months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(in thousands)
Net income as reported	$15,154	$5,419	$20,947	$14,066
Subtract out:
Undistributed equity earnings, net	(4,464)	(925)	(5,665)	(2,896)
Add back:
Income tax provision	2,596	3,513	5,208	6,122
Interest expense	1,254	1,951	5,898	7,758
Depreciation and amortization	2,446	2,336	9,324	8,397
Stock compensation expense	662	690	2,793	2,795
Loss on early retirement of debt	—	—	1,363	—
Intangible asset impairment	—	—	1,069	—
Permitted acquisition related expenses	220	1,358	305	1,856

Consolidated EBITDA	$17,868	$14,342	$41,242	$38,098

Term Loan

In June 2012, the Company repaid $10.0 million of the principal owing under its second lien credit agreement (the “Term Loan”). In July 2012, the Company utilized the proceeds of the Senior Secured Term Loan to repay the remaining $30.0 million of the then outstanding Term Loan. The loss on early retirement of debt in the accompanying consolidated statements of operations of $1.4 million represents a write-off of unamortized debt issuance costs related to the repayment of the Term Loan.

Dividends

In March 2011, the Company determined that it would resume paying cash dividends on its outstanding shares of common stock which were suspended in February 2009. The Board of Directors declared a dividend of $0.025 per share payable on May 16, 2011, August 16, 2011, November 29, 2011, February 15, 2012, May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013.

Operating activities

Net cash provided by operating activities was $22.7 million in 2012 as compared to net cash provided by operating activities of $12.2 million in 2011. The increase was primarily attributable to a decrease in inventory, a decrease in payments of accounts payable, accrued expenses and other liabilities and income taxes and an increase in net income offset by an increase in accounts receivable.

Investing activities

Net cash used in investing activities was $22.2 million in 2012 as compared to $30.6 million in 2011. The decrease in cash used in investing activities principally related to: i) cash consideration of $14.5 million paid in 2012 for the acquisition of Fred® and Friends, ii) cash consideration of $2.6 million paid in 2012 for the investment in GSI, iii) additional cash consideration of $0.2 million paid in 2012 for the investment in the joint venture to distribute Mikasa® products as compared to i) cash consideration of $20.6 million paid in 2011 for the acquisition of Creative Tops, ii) cash consideration of $5.0 million paid in 2011 for the investment in GSI, iii) an investment in Housewares Corporation of Asia of $0.1 million in 2011.

Financing activities

Net cash used in financing activities was $2.2 million in 2012 as compared to net cash provided by financing activities of $17.9 million in 2011. The Company had net borrowings of $3.3 million from its Revolving Credit Facility in 2012 as compared to net borrowings of $43.5 million in 2011. The proceeds from the 2012 borrowings were principally used to finance a portion of the Fred® & Friends acquisition. The proceeds from the 2011 borrowings were principally used to: i) finance the Creative Tops acquisition, ii) finance the Company’s investment in GSI, iii) retire the Notes and iv) pay acquisition related costs of $2.0 million.

Contractual obligations

As of December 31, 2012, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$91,254	$14,818	$29,293	$23,323	$23,820
Short-term debt	11,375	11,375	—	—	—
Long-term debt	84,593	—	33,570	43,149	7,874
Interest on debt	15,240	4,166	6,996	3,912	166
Minimum royalty payments	21,839	6,423	12,625	1,022	1,769
Post retirement benefits	5,900	143	258	613	4,886

Total	$230,201	$36,925	$82,742	$72,019	$38,515

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. The Company’s Revolving Credit Facility and Senior Secured Term Loan bear interest at variable rates; and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into an interest rate swap agreement in August 2012 to manage interest rate exposure in connection with its variable interest rate borrowings. The Company has foreign operations through its acquisitions, investments and strategic alliances which have operations in the United Kingdom, Mexico, Canada, Brazil, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2012 in Item 15 commencing on page F-1 are incorporated herein by reference.

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2012. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2012
	First quarter	Second quarter	Third quarter	Fourth quarter(1)
	(in thousands, except per share data)
Net sales	$109,041	$94,939	$128,050	$154,812
Gross profit	40,460	35,374	44,909	56,045
Income from operations	3,232	2,153	7,411	14,539
Net income	1,344	559	3,890	15,154
Basic income per common share	0.11	0.04	0.31	1.21
Diluted income per common share	0.11	0.04	0.30	1.19

	Year ended December 31, 2011
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$91,773	$90,371	$124,663	$137,611
Gross profit	33,390	34,046	44,239	50,685
Income (loss) from operations	(23)	4,351	10,298	9,958
Net income (loss)	(949)	2,063	7,533	5,419
Basic income (loss) per common share	(0.08)	0.17	0.62	0.45
Diluted income (loss) per common share	(0.08)	0.17	0.60	0.43

Note:

(1)	The fourth quarter ended December 31, 2012 reflects an income tax benefit for a non-cash adjustment to a deferred tax liability of $2.3 million related to the prior year fourth quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2012, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited Lifetime Brands Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lifetime Brands Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lifetime Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Lifetime Brands, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

March 15, 2013

Item 9B. Other Information

Not applicable

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2013 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits*:

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)**

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2007)**

4.1	Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% Convertible Senior Notes due 2011 (incorporated by reference to the Registrant’s registration statement No. 333-137575 on Form S-3)**

10.1	License agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)**

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.3	Employment agreement dated May 2, 2006 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated May 8, 2006)**

10.4	Lease agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 8-K dated May 15, 2006)**

10.5	Amended 2000 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Form 8-K dated June 9, 2006)**

10.6	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to the Registrant’s Form 8-K dated June 9, 2006)**

10.7	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2006)**

10.8	Employment agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.9	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2007)**

10.10	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated July 6, 2007)**

10.11	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.12	Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.13	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2007)**

10.14	Amendment No. 2 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K/A dated April 22, 2008)**

10.15	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2008)**

10.16	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.17	Amendment to the Company’s Second Amended and Restated Credit Agreement, Amendment No. 3, dated September 29, 2008 (incorporated by reference to the Registrant’s Form 8-K dated September 30, 2008)**

10.18	Forbearance Agreement and Amendment No. 4, dated as of February 12, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated February 19, 2009)**

10.19	Amendment to Forbearance Agreement and Amendment No. 4, dated as of March 6, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2009)**

10.20	Waiver and Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of March 31, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.21	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to the Registrant’s Form 8-K dated June 12, 2009)**

10.22	Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated August 12, 2009)**

10.23	Amendment of Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated August 12, 2009)**

10.24	Waiver to the Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent and Co-Collateral Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated October 16, 2009)**

10.25	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 30, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated November 2, 2009)**

10.26	Termination of Lease and Sublease Agreement dated December 1, 2009 by and between Crispus Attucks Association of York, Pennsylvania, Inc. and Lifetime Brands, Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 2, 2009)**

10.27	Amendment No. 7 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K dated February 12, 2010)**

10.28	Amendment to Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2010)**

10.29	Amended and Restated Executive Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Craig Phillips (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2010)**

10.30	Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a co-collateral agent, and HSBC Business Credit (USA) Inc., as syndication agent and a co-collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.31	Second Lien Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.32	Second Amendment of Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.33	Amendment of Amended and Restated Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.34	Amendment No. 1 to the Second Lien Credit Agreement, dated as of March 9, 2011, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.35	Employment Agreement, dated March 4, 2011, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated March 8, 2011)**

10.36	Amended and Restated Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc., the Foreign Subsidiary Borrowers parties thereto, the Other Loan Parties hereto, the Lenders party hereto JP Morgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent (incorporated by reference to the Registrant’s Form 8-K dated November 3, 2011)**

10.37	Amendment No. 2 of the Second Lien Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated November 3, 2011)**

10.38	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to the Registrant’s Form 8-K dated November 8, 2011)**

10.39	Amendment of Employment Agreement, dated April 12, 2012, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated April 16, 2012)**

10.40	First Amendment to Employment Agreement, dated April 30, 2012, between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated April 30, 2012)**

10.41	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 27, 2012, by and among Lifetime Brands, Inc., the financial institutions party hereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K dated August 2, 2012)**

10.42	Senior Secured Credit Agreement, dated as of July 27, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to the Registrant’s Form 8-K dated August 2, 2012)**

10.43	Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated December 21, 2012)**

14.1	Code of Ethics dated February 28, 2013 (incorporated by reference to the Registrant’s Form 8-K dated March 6, 2013)**

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to the Registrant’s Form 10-Q dated September, 30 2008)**

21.1	Subsidiaries of the registrant***

23.1	Consent of Ernst & Young LLP***

23.2	Consent of Castillo Miranda Y Compañía, S.C.***

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President — Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

99.1	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), Report of Independent Registered Accounting Firm***

99.2	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), separate financial statements and Report of Independent Registered Accounting Firm (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011)

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

Signature	Title	Date

/s/ Jeffrey Siegel Jeffrey Siegel	Chairman of the Board of Directors, Chief Executive Officer, President and Director	March 15, 2013

/s/ Ronald Shiftan Ronald Shiftan	Vice Chairman of the Board of Directors, Chief Operating Officer and Director	March 15, 2013

/s/ Laurence Winoker Laurence Winoker	Senior Vice President — Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/s/ Craig Phillips Craig Phillips	Senior Vice-President — Distribution and Director	March 15, 2013

/s/ David Dangoor David Dangoor	Director	March 15, 2013

/s/ Michael Jeary Michael Jeary	Director	March 15, 2013

/s/ John Koegel John Koegel	Director	March 15, 2013

/s/ Cherrie Nanninga Cherrie Nanninga	Director	March 15, 2013

/s/ Michael Regan Michael Regan	Director	March 15, 2013

/s/ William Westerfield William Westerfield	Director	March 15, 2013

Item 15

LIFETIME BRANDS, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Lifetime Brands, Inc. are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

All other financial schedules are not required under the related instructions or are inapplicable, and therefore have been omitted.

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 8 — Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest), which statements have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $36.4 million and $26.3 million at December 31, 2012 and 2011, respectively, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $6.9 million for the year ended December 31, 2012, $2.9 million for the year ended December 31, 2011 and $2.7 million for the year ended December 31, 2010.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations, comprehensive income and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

March 15, 2013

LIFETIME BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands — except share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,871	$2,972
Accounts receivable, less allowances of $3,996 at December 31, 2012 and $4,602 at December 31, 2011	97,369	77,749
Inventory (Note M)	104,584	110,337
Prepaid expenses and other current assets	5,393	5,264
Deferred income taxes (Note I)	3,542	2,475

TOTAL CURRENT ASSETS	212,759	198,797

PROPERTY AND EQUIPMENT, net (Note M)	31,646	34,324
INVESTMENTS (Note C)	43,685	34,515
INTANGIBLE ASSETS, net (Note D)	57,842	46,937
OTHER ASSETS	2,865	4,172

TOTAL ASSETS	$348,797	$318,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note E)	$7,000	$15,000
Current maturity of Senior Secured Term Loan (Note E)	4,375	—
Accounts payable	18,555	18,985
Accrued expenses (Note M)	33,354	33,877
Income taxes payable (Note I)	3,615	2,100

TOTAL CURRENT LIABILITIES	66,899	69,962

DEFERRED RENT & OTHER LONG-TERM LIABILITIES (Note M)	21,565	14,598
DEFERRED INCOME TAXES (Note I)	3,510	5,385
REVOLVING CREDIT FACILITY (Note E)	53,968	42,625
SENIOR SECURED TERM LOAN (Note E)	30,625	—
TERM LOAN (Note E)	—	40,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,754,467 at December 31, 2012 and 12,430,893 at December 31, 2011	128	124
Paid-in capital	142,489	137,467
Retained earnings	33,849	14,465
Accumulated other comprehensive loss (Note M)	(4,236)	(5,881)

TOTAL STOCKHOLDERS’ EQUITY	172,230	146,175

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$348,797	$318,745

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands — except per share data)

	Year Ended December 31,
	2012	2011	2010

Net sales	$486,842	$444,418	$443,171

Cost of sales	310,054	282,058	273,774

Gross margin	176,788	162,360	169,397

Distribution expenses	44,046	43,882	44,570
Selling, general and administrative expenses	104,338	93,894	95,044

Intangible asset impairment (Note D)	1,069	—	—

Income from operations	27,335	24,584	29,783

Interest expense (Note E)	(5,898)	(7,758)	(9,351)
Loss on early retirement of debt (Note E)	(1,363)	—	(764)

Income before income taxes, equity in earnings and extraordinary item	20,074	16,826	19,668

Income tax provision (Note I)	(5,208)	(6,122)	(4,602)
Equity in earnings, net of taxes (Note C)	6,081	3,362	2,718

Income before extraordinary item	20,947	14,066	17,784
Extraordinary item, net of taxes	—	—	2,477

NET INCOME	$20,947	$14,066	$20,261

Basic income per common share before extraordinary item (Note H)	$1.67	$1.16	$1.48
Basic income per common share of extraordinary item (Note H)	—	—	0.20

BASIC INCOME PER COMMON SHARE (NOTE H)	$1.67	$1.16	$1.68

Diluted income per common share before extraordinary item (Note H)	$1.64	$1.12	$1.44
Diluted income per common share of extraordinary item (Note H)	—	—	0.20

DILUTED INCOME PER COMMON SHARE (NOTE H)	$1.64	$1.12	$1.64

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2012	2011	2010

Net income	$20,947	$14,066	$20,261
Other comprehensive income (loss), net of tax:
Translation adjustment (Note M)	3,077	(704)	1,088
Deferred gains (losses) on cash flow hedges (Notes F & M):
Fair value adjustment, net of tax of $182 in 2012 and $36 in 2010	(272)	—	57
Hedge de-designation, net of tax of $216 in 2010	—	—	342
Interest rate swap termination, net of tax of $95 in 2010	—	—	150

Total deferred gains (losses) on cash flow hedges	(272)	—	549

Effect of retirement benefit obligations (Note M):
Net loss arising from retirement benefit obligations, net of tax of $791 in 2012	(1,187)	—	—
Less: amortization of loss included in net income, net of tax of $18 in 2012	27	—	—

Total effects of retirement benefit obligations	(1,160)	—	—

Other comprehensive income (loss), net of tax	1,645	(704)	1,637

Comprehensive income	$22,592	$13,362	$21,898

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Paid-in	Retained earnings (accumulated	Accumulated other comprehensive
	Shares	Amount	capital	deficit)	loss	Total
BALANCE AT DECEMBER 31, 2009	12,015	$120	$129,655	$(18,949)	$(6,814)	$104,012
Comprehensive income:
Net income	—	—	—	20,261	—	20,261
Grupo Vasconia, S.A.B. translation adjustment (Note C)	—	—	—	—	1,088	1,088
Derivative hedge de-designation	—	—	—	—	342	342
Derivative fair value adjustment	—	—	—	—	57	57
Interest rate swap termination	—	—	—	—	150	150

Total comprehensive income						21,898

Convertible Senior Note repurchase	—	—	(2,366)	—	—	(2,366)
Tax effect on Convertible Senior Note repurchase	—	—	836	—	—	836
Shares issued to directors (Note G)	10	—	150	—	—	150
Stock compensation expense (Note G)	—	—	2,778	—	—	2,778
Tax benefit on exercise of stock options	—	—	124	—	—	124
Exercise of stock options	40	1	173	—	—	174

BALANCE AT DECEMBER 31, 2010	12,065	121	131,350	1,312	(5,177)	127,606
Comprehensive income:
Net income	—	—	—	14,066	—	14,066
Translation adjustment	—	—	—	—	(704)	(704)

Total comprehensive income						13,362

Shares issued to directors (Note G)	21	—	183	—	—	183
Stock compensation expense (Note G)	—	—	2,612	—	—	2,612
Issuance of 255,908 shares of common stock for acquisition of Creative Tops	256	3	3,097	—	—	3,100
Exercise of stock options	89	—	225	—	—	225
Dividends (Note G)	—	—	—	(913)	—	(913)

BALANCE AT DECEMBER 31, 2011	12,431	124	137,467	14,465	(5,881)	146,175
Comprehensive income:
Net income	—	—	—	20,947	—	20,947
Translation adjustment	—	—	—	—	3,077	3,077
Derivative fair value adjustment (Note F)	—	—	—	—	(272)	(272)
Effect of retirement benefit obligations	—	—	—	—	(1,160)	(1,160)

Total comprehensive income						22,592

Shares issued to directors (Note G)	23	—	267	—	—	267
Stock compensation expense (Note G)	—	—	2,526	—	—	2,526
Issuance of 143,568 shares of common stock for acquisition of Fred® & Friends (Note B)	144	1	1,506	—	—	1,507
Tax benefit on exercise of stock options	—	—	150	—	—	150
Exercise of stock options	156	3	573	—	—	576
Dividends (Note G)	—	—	—	(1,563)	—	(1,563)

BALANCE AT DECEMBER 31, 2012	12,754	$128	$142,489	$33,849	$(4,236)	$172,230

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$20,947	$14,066	$20,261
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain	—	—	(2,477)
Provision for doubtful accounts	123	(24)	376
Depreciation and amortization	9,324	8,397	9,810
Amortization of debt discount	—	543	1,802
Deferred rent	(668)	(133)	306
Deferred income taxes	(3,011)	(1,218)	(2,691)
Stock compensation expense	2,793	2,795	2,928
Undistributed equity earnings	(5,665)	(2,896)	(2,321)
Intangible asset impairment (Note C)	1,069	—	—
Loss on early retirement of debt (Note E)	1,363	—	764
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(14,741)	3,297	(11,619)
Inventory	9,694	(5,365)	3,996
Prepaid expenses, other current assets and other assets	120	1,120	3,981
Accounts payable, accrued expenses and other liabilities	(166)	(4,673)	628
Income taxes payable	1,515	(3,722)	4,356

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,697	12,187	30,100

INVESTING ACTIVITIES
Purchases of property and equipment	(4,955)	(4,959)	(2,864)
Equity investments	(2,765)	(5,123)	—
Business acquisition, net of cash acquired	(14,500)	(20,584)	—
Net proceeds from sale of property	27	31	70

NET CASH USED IN INVESTING ACTIVITIES	(22,193)	(30,635)	(2,794)

FINANCING ACTIVITIES
Repayments of prior credit facility, net	—	—	(24,601)
Proceeds from Revolving Credit Facility, net (Note E)	3,343	43,525	14,100
Proceeds from Senior Secured Term Loan (Note E)	35,000	—	—
Proceeds (repayments) of Term Loan (Note E)	(40,000)	—	40,000
Repurchase of 4.75% convertible senior notes	—	(24,100)	(51,028)
Financing Costs	—	(761)	(3,248)
Cash dividends paid (Note G)	(1,249)	(913)	—
Payment of capital lease obligations	—	(78)	(158)
Proceeds from the exercise of stock options	577	225	174
Excess tax benefits from exercise of stock options	150	—	124

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,179)	17,898	(24,637)

Effect of foreign exchange on cash	574	171	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,101)	(379)	2,669

Cash and cash equivalents at beginning of year	2,972	3,351	682

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,871	$2,972	$3,351

See notes to consolidated financial statements

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Foreign Currency

All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive gain (loss). Gains and losses from foreign currency transactions are recognized in selling, general and administrative expenses in the consolidated statements of operations. Foreign currency gain/loss was a $415,000 loss in 2012, a $28,000 gain in 2011 and a $62,000 gain in 2010.

Revenue recognition

Wholesale sales and Retail Direct sales are recognized when title passes to the customer, which is primarily at the shipping point for Wholesale sales and upon delivery to the customer for Retail Direct sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.4 million, $1.4 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

Distribution expenses

Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $8.5 million, $7.5 million and $8.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Handling costs of products sold are included in cost of sales.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $775,000, $702,000 and $775,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Accounts receivable

The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers. The Company also maintains an allowance for anticipated customer deductions. The allowances for deductions are primarily based on contracts with customers.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Amounts subject to estimates include judgments related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of tangible and intangible assets, stock option expense, estimates for unpaid healthcare claims, derivative valuations, accruals related to the Company’s tax provision and tax valuation allowances.

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

During the years ended December 31, 2012, 2011 and 2010, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore, in the United Kingdom) accounted for 16%, 15%, and 15% of net sales, respectively. Sales to Wal-Mart Stores, Inc. are included in the Company’s Wholesale segment. No other customer accounted for 10% or more of the Company’s sales during these periods.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s consolidated financial statements relate to the Company’s annual goodwill and other intangible asset impairment tests and derivatives, described in Notes D and F, respectively.

Fair value of financial instruments

The Company determined the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility and senior secured term loan approximate fair value since such borrowings bear interest at variable market rates.

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

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU Topic No. 350, Intangibles — Goodwill and Other. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the royalty savings model or other valuation models.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE A — SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company accounts for foreign income taxes based upon anticipated reinvestment of profits into respective foreign tax jurisdictions.

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

Employee Healthcare

In 2011, the Company commenced self-insurance of certain portions of its health insurance plan. The Company maintains an estimated accrual for unpaid claims and claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate IBNR, actual claims may vary significantly from estimated claims.

New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test described in ASC Topic No. 350, Intangibles — Goodwill and Other. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has determined that the adoption of this guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. The Company has determined that the adoption of this guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE B — ACQUISITIONS

Fred® & Friends

On December 20, 2012, the Company acquired the Fred® & Friends (“F&F”) business from Easy Aces, Inc., a Rhode Island corporation, for $21.4 million consideration, comprised of $14.5 million cash, 143,568 shares of common stock with a value of $1.5 million and $5.4 million of contingent consideration. F&F, which reported net sales of approximately $16.6 million for the year ended December 31, 2011, designs and distributes novelty housewares under the Fred® brand directly to retailers throughout the United States and Canada. The assets, liabilities and operating results of F&F have been reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2012.

The purchase price has been determined as follows (in thousands):

Cash paid	$14,500
Common stock issued	1,507
Value of contingent consideration	5,370

Total purchase price	$21,377

The cash portion of the purchase price was funded by borrowings under the Company’s credit facility (“Revolving Credit Facility”). The value of contingent consideration is comprised of the present value of estimated contingent payments of $4.0 million related to the attainment of certain gross contribution targets for the years 2013 through 2016 and the present value of the contractual holdback amount of $1.4 million, which serves as security for payments in satisfaction of any claim. The maximum undiscounted deferred and contingent consideration to be paid under the agreement is $7.7 million.

The purchase price has been preliminarily allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation

Accounts receivable(1)	$5,003
Inventory	3,941
Other assets	360
Other liabilities	(1,519)
Goodwill and other intangibles	13,592

Total allocated value	$21,377

Note:

(1)	The fair value of accounts receivable approximated the gross contractual amounts receivable.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE B — ACQUISITIONS (continued)

On the basis of estimated fair values, the excess of the purchase price over the net assets acquired of $13.6 million has been allocated as follows: $7.2 million for customer relationships, $3.9 million for trade names and $2.5 million for goodwill. The goodwill recognized results from such factors as an assembled workforce and the value of other synergies expected from combining operations with the Company. The total amount of goodwill is expected to be deductible for tax purposes. All of the goodwill and other intangibles are included in the Wholesale segment. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note D).

Creative Tops

On November 4, 2011, the Company acquired 100% of the share capital of each of Creative Tops Holdings Limited and Creative Tops Far East Limited (collectively, “Creative Tops”), for £14.8 million ($23.7 million) of consideration, comprised of cash in the amount of £12.9 million ($20.6 million) and 255,908 shares of common stock with a value of £1.9 million ($3.1 million). Creative Tops, which reported net sales of approximately £26.3 million ($42.3 million) for its fiscal year ended March 31, 2011, is a leading UK-based supplier of private label and branded tabletop and kitchenware products. The purpose of this acquisition was to expand the Company’s sale of products into Europe including growth in the sales of the traditional products of Creative Tops and new branded product offerings. The assets, liabilities and operating results of Creative Tops are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2011.

The purchase price was determined as follows (in thousands):

Cash paid, net of cash acquired	$20,584
Common stock issued	3,100

Total purchase price	$23,684

The cash portion of the purchase price was funded by borrowings under the Revolving Credit Facility. Cash paid is reflected net of cash acquired of £0.1 million ($0.2 million).

The purchase price was allocated based on management’s estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation

Accounts receivable(1)	$8,559
Inventory	5,228
Other current assets	508
Property and equipment	844
Goodwill and other intangibles	16,892
Accounts payable	(1,250)
Accrued expenses	(2,351)
Other liabilities	(1,191)
Deferred tax liability	(3,555)

Total allocated value	$23,684

(1)	The fair value of accounts receivable approximated the gross contractual amounts receivable.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE B — ACQUISITIONS (continued)

On the basis of estimated fair values, the excess of the purchase price over the net assets acquired of $13.3 million was allocated as follows: $10.6 million for customer relationships, $3.6 million for trade names, $2.7 million for non-tax-deductible goodwill, net of a deferred tax liability related to amortizable intangibles of $3.6 million. The goodwill recognized results from such factors as an assembled workforce and the value of other synergies expected from combining operations with the Company. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note D).

NOTE C — EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”). The investment is accounted for using the equity method of accounting. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2012, 2011 and 2010 in the accompanying consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 12.97 and MXN 13.95 at December 31, 2012 and 2011, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 12.94 to 13.51, MXN 11.74 to 13.62 and MXN 12.37 to 12.79 during the years ended December 31, 2012, 2011 and 2010, respectively. The effect of the translation of the Company’s investment resulted in an increase (decrease) of the investment of $2.7 million, $(0.5) million and $1.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $416,000, $466,000 and $398,000 from Vasconia during the years ended December 31, 2012, 2011 and 2010, respectively. Included in prepaid expenses and other currents assets at December 31, 2012 and 2011 are amounts due from Vasconia of $71,000 and $216,000, respectively.

Summarized income statement information for the years ended December 31, 2012, 2011 and 2010, as well as summarized balance sheet information as of December 31, 2012 and 2011, for Vasconia in USD and MXN is as follows:

	Year Ended December 31,
	2012		2011		2010
	(in thousands)
Income Statement	USD	MXN	USD	MXN	USD	MXN
Net Sales	$168,712	$2,224,256	$132,310	$1,647,479	$113,454	$1,430,528
Gross Profit	38,134	497,413	38,143	476,501	32,451	409,263
Income from operations	14,614	192,182	17,254	216,715	15,122	190,862
Net Income	34,172	443,630	11,395	142,698	9,910	125,115

	December 31,
	2012		2011
	(in thousands)
Balance Sheet	USD	MXN	USD	MXN
Current assets	$106,953	$1,386,731	$54,262	$756,792
Non-current assets	75,511	979,059	42,904	598,382
Current liabilities	29,282	379,663	14,645	204,254
Non-current liabilities	44,405	575,746	7,310	101,953

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE C — EQUITY INVESTMENTS (continued)

The Company recorded equity in earnings of Vasconia, net of taxes, of $6.9 million, $2.9 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Equity in earnings of Vasconia in 2012 includes $4.1 million related to the Company’s portion of a bargain purchase gain recognized by Vasconia on its purchase of Almexa, an aluminum mill and manufacturer of aluminum foil, a $1.1 million tax benefit realized in the period and the reduction of the investment to fair value of $1.3 million, net of tax.

As a result of recording the bargain purchase gain and a corresponding increase in the investment, the Company determined it was necessary to perform an impairment test on its investment in Vasconia as of December 31, 2012. The test involved the assessment of the fair value of the Company’s investment in Vasconia based on Level 1 quoted prices in active markets. The result of the assessment of the Company’s investment in Vasconia indicated that the carrying amount of the investment exceeded its fair value and, therefore, was required to be reduced by $1.3 million, net of tax, to its fair value. As of December 31, 2012, the carrying value of the Company’s investment in Vasconia was $36.4 million.

The Company owns a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. The Company recorded equity in losses of GSI, net of taxes, of $727,000 for the year ended December 31, 2012. The operating results of GSI were not significant during the period of December 9, 2011 through December 31, 2011. As of December 31, 2012, the carrying value of the Company’s investment in GSI was $6.8 million.

The Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited (“HCA”), a Hong Kong-based company, to supply direct import kitchenware products to retailers in North, Central and South America. The Company initially invested $105,000 for a 40% equity interest in this entity during 2011. The operating results of HCA were not significant through December 31, 2012. As of December 31, 2012, the carrying value of the Company’s investment in HCA was $0.1 million.

In February 2012, the Company entered into Grand Venture Holdings Limited (“Grand Venture”), a joint venture with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentage. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings in the Company’s consolidated statements of operations. The Company recorded equity in losses of the joint venture of $125,000 for the year ended December 31, 2012. As of December 31, 2012, the carrying value of the Company’s investment in Grand Venture was $0.4 million.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at December 31, 2012, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE D — GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets, all of which are included in the Wholesale segment, consist of the following (in thousands):

	Year Ended December 31,
	2012			2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	5,085	—	5,085	2,673	—	2,673
Indefinite-lived intangible assets:
Trade names	18,364	—	18,364	19,433	—	19,433

Finite-lived intangible assets:
Licenses	15,847	(7,096)	8,751	15,847	(6,641)	9,206
Trade names	10,056	(1,800)	8,256	6,116	(1,400)	4,716
Customer relationships	18,406	(1,409)	16,997	11,166	(681)	10,485
Patents	584	(195)	389	584	(160)	424

Total	68,342	(10,500)	57,842	55,819	(8,882)	46,937

The Company performed its 2012 annual impairment tests for its indefinite-lived intangible assets as of October 1, 2012. The test involved the assessment of the fair market value of the Company’s indefinite-lived intangible assets based on Level 2 observable inputs, using a discounted cash flow approach, assuming a discount rate of 12.5%-14.0% and an annual growth rate of 2.0%-4.0%. The result of the assessment of the Company’s indefinite-lived intangibles indicated that the carrying amount of the Elements® trade name exceeded its fair value.

During 2012, the Company’s home décor products line experienced a significant decline in sales. The Company believes the most significant factor was the reduction in retail space allocated to the category which has also contributed to pricing pressure. While the Company believes this market condition is not permanent, following a strategic review of the business, it has decided to re-brand a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names. As a result of these factors, the Company recorded an impairment charge of $1.1 million in its statement of operations in the third quarter of 2012 which reduced the book value of its Elements® trade name.

In addition, the Company assessed the carrying value of its goodwill, which arose from recent acquisitions, and determined based on qualitative factors that no impairment existed as of December 31, 2012.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE D — GOODWILL AND INTANGIBLE ASSETS (continued)

A summary of the activities related to the Company’s intangible assets for the year ended December 31, 2012 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2010	$30,818	$—	$30,818
Acquisition of trade names	3,639	—	3,639
Acquisition of customer relationships	10,580	—	10,580
Goodwill from Creative Tops acquisition	—	2,673	2,673
Amortization	(773)	—	(773)

Goodwill and Intangible Assets, December 31, 2011	44,264	2,673	46,937

Acquisition of trade names	3,940	—	3,940
Acquisition of customer relationships	7,240	—	7,240
Goodwill from F&F acquisition	—	2,412	2,412
Impairment of Elements® trade name	(1,069)	—	(1,069)
Amortization	(1,618)	—	(1,618)

Goodwill and Intangible Assets, December 31, 2012	$52,757	$5,085	$57,842

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2012 are as follows:

Years
Trade names	15
Licenses	33
Customer relationships	14
Patents	17

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2013	$2,692
2014	2,692
2015	2,688
2016	2,685
2017	2,552

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $1.6 million, $0.8 million and $0.7 million, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE E — DEBT

Revolving Credit Facility

The Company had a $150.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on October 28, 2016, with a bank group led by JPMorgan Chase Bank, N.A. On July 27, 2012, the Company amended the Revolving Credit Facility to increase the lenders’ commitment to $175.0 million and to, among other things, extend the maturity date to July 27, 2017 and increase the expansion option which permits the Company, subject to certain conditions including the consent of the Senior Secured Term Loan (defined below) lenders, to increase the maximum borrowing commitment to $225.0 million.

Borrowings under the Revolving Credit Facility are secured by a first lien priority security interest in all of the assets of the Company and its domestic subsidiaries, including a pledge of the Company’s outstanding shares of stock in its subsidiaries (limited, in the case of its foreign subsidiaries, to 65.0% of the Company’s equity interests), except regarding the Company’s shares in its wholly-owned subsidiary LTB de Mexico, S.A. de C.V. (“LTB de Mexico”), which in turn holds the Company’s interest in Vasconia. Availability under the Revolving Credit Facility is subject to a borrowing base calculation equal to the sum of (i) 85.0% of eligible domestic accounts receivable, (ii) 85.0% of the net orderly liquidation value of eligible domestic inventory and (iii) the lesser of 50.0% of the orderly liquidation value of eligible trademarks and $25.0 million less reserves. The borrowing base is also subject to reserves that may be established by the administrative agent in its permitted discretion.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBOR Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBOR Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at December 31, 2012 ranged from 2.5% to 4.5%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

The Revolving Credit Facility provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Furthermore, if availability under the Revolving Credit Facility is less than $20.0 million, the Company will be required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00, which covenant would remain effective until availability is at least $23.5 million for a period of three consecutive months.

At December 31, 2012, the Company had $1.2 million of open letters of credit and $61.0 million of borrowings outstanding under the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $77.7 million, or 44%, of the total loan commitment at December 31, 2012.

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

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBO Rate (as defined) plus 5.00%. The interest rate on outstanding borrowings at December 31, 2012 was 5.25%.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE E — DEBT (continued)

The Senior Secured Term Loan provides that for any four consecutive fiscal quarters, (x) if EBITDA (as defined) is less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA shall not exceed 3.0 to 1.0 and (y) EBITDA shall not be less than $30.0 million. Capital expenditures are limited and for the year ended December 31, 2012, such limit is $7.5 million. The Senior Secured Term Loan provides for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Further, the Senior Secured Term Loan provides that the Company shall maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and Revolving Credit Facility at December 31, 2012.

Term Loan

In June 2012, the Company repaid $10.0 million of the outstanding principal of its second lien credit agreement (the “Term Loan”). In July 2012, the Company utilized the proceeds of the Senior Secured Term Loan to repay the remaining $30.0 million of the then outstanding Term Loan. The loss on early retirement of debt in the accompanying condensed consolidated statements of operations of $1.4 million represents a write-off of unamortized debt issuance costs related to the repayment of the Term Loan.

NOTE F — DERIVATIVES

On August 20, 2012, the Company entered into an interest rate swap agreement with a notional amount of $35.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commences in March 2013 and expires in June 2018. The interest rate swap agreement was designated as a cash flow hedge under ASC Topic No. 815. The effective portion of the fair value gain or loss on this agreement is recorded as a component of accumulated other comprehensive loss. The effect of recording this derivative at fair value resulted in an unrealized loss of $272,000, net of taxes, for the year ended December 31, 2012. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The fair value of the derivative has been obtained from the counterparty to the agreement and was based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $454,000 at December 31, 2012 and is included in other long-term liabilities.

NOTE G — CAPITAL STOCK

Long-term incentive plan

In June 2012, the shareholders of the Company approved an amendment to the Company’s 2000 Long-Term Incentive Plan (the “Plan”) to increase the shares available for grant by 700,000 shares to 4,200,000 shares. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to five years from the date of grant. As of December 31, 2012, there were 756,832 shares available for the grant of awards.

Cash dividends

The Company did not pay cash dividends on its outstanding shares of common stock during the year ended December 31, 2010. In March 2011, the Company resumed the declaration of cash dividends on its outstanding shares of common stock.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE G — CAPITAL STOCK (continued)

Dividends declared in 2012 and 2011 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.025	March 4, 2011	May 2, 2011	May 16, 2011
$0.025	June 27, 2011	August 2, 2011	August 16, 2011
$0.025	November 4, 2011	November 18, 2011	November 29, 2011
$0.025	January 11, 2012	February 1, 2012	February 15, 2012
$0.025	March 6, 2012	May 1, 2012	May 15, 2012
$0.025	June 13, 2012	August 1, 2012	August 15, 2012
$0.025	July 31, 2012	November 1, 2012	November 15, 2012
$0.025	November 2, 2012	February 1, 2013	February 15, 2013

On March 12, 2013, the Board of Directors declared a quarterly dividend of $0.03125 per share payable on May 15, 2013 to shareholders of record on May 1, 2013.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is issued or outstanding at December 31, 2012.

Restricted stock

In 2012, 2011 and 2010, the Company issued an aggregate of 23,394, 21,400 and 10,020 restricted shares, respectively, of the Company’s common stock to its non-employee directors representing payment of a portion of their annual retainer. The total fair value of the restricted shares, based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant was $270,000 in 2012, $230,000 in 2011 and $150,000 in 2010. For all restricted stock grants, the restriction lapses one year from the date of grant and the stock is expensed over the one year period.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE G — CAPITAL STOCK (continued)

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2012, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2009	1,786,667	$12.14
Grants	573,000	13.12
Exercises	(39,250)	4.44
Cancellations	(101,217)	13.65

Options outstanding at December 31, 2010	2,219,200	12.46
Grants	391,500	11.20
Exercises	(123,500)	5.19
Cancellations	(11,450)	13.29

Options outstanding at December 31, 2011	2,475,750	12.62
Grants	305,000	11.64
Exercises	(199,823)	5.47
Cancellations	(52,750)	12.82

Options outstanding at December 31, 2012	2,528,177	13.06	6.13	$4,525,905

Options exercisable at December 31, 2012	1,616,052	14.19	4.96	$3,813,485

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on December 31, 2012. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2012 and the exercise price.

The total intrinsic values of stock options exercised for the years ended December 31, 2012, 2011 and 2010 were $1,182,000, $830,400 and $389,100, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $2.8 million, $2.8 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The stock compensation expense recognized each year is equal to the grant date fair value of stock options vested during the year. Total unrecognized compensation cost related to unvested stock options at December 31, 2012, before the effect of income taxes, was $4.1 million and is expected to be recognized over a weighted-average period of 1.77 years.

The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimate of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $6.05, $5.69 and $7.96, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE G — CAPITAL STOCK (continued)

The fair value for these stock options was estimated at the date of grant using the following weighted-average assumptions:

	2012	2011	2010
Historical volatility	61%	60%	73%
Expected term (years)	6.0	5.6	5.0
Risk-free interest rate	1.10%	1.96%	2.18%
Expected dividend yield	0.86%	0.89%	0.00%

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

	2012	2011	2010
	(in thousands - except per share amounts)
Income before extraordinary item	$20,947	$14,066	$17,784
Extraordinary item, net of taxes	—	—	2,477

Net income – Basic and Diluted	$20,947	$14,066	$20,261

Weighted-average shares outstanding – Basic	12,511	12,128	12,036
Effect of dilutive securities:
Stock options	299	401	340

Weighted-average shares outstanding – Diluted	12,810	12,529	12,376

Basic income per common share before extraordinary item	$1.67	$1.16	$1.48
Basic income per common share of extraordinary item	—	—	0.20

Basic income per common share	$1.67	$1.16	$1.68

Diluted income per common share before extraordinary item	$1.64	$1.12	$1.44
Diluted income per common share of extraordinary item	—	—	0.20

Diluted income per common share	$1.64	$1.12	$1.64

The computations of diluted income per common share for the years ended December 31, 2012, 2011 and 2010 excludes options to purchase 1,450,200, 1,600,413 and 1,060,588 shares of the Company’s common stock, respectively. The computations of diluted income per common share for the years ended December 31, 2011 and 2010 also exclude options to purchase 462,192 and 2,678,571 shares, respectively, of the Company’s common stock that were issuable upon the conversion of the Company’s 4.75% convertible senior notes and related interest expense, which were retired in July 2011. The above shares were excluded due to their antidilutive effect.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE I — INCOME TAXES

The components of income before income taxes, equity in earnings and extraordinary item are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$20,609	$16,178	$20,867
Foreign	(535)	648	(1,199)

Total income before income taxes, equity in earnings and extraordinary income	$20,074	$16,826	$19,668

The provision (benefit) for income taxes (before equity in earnings) consists of:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$6,691	$4,657	$4,269
State and local	761	2,063	1,437
Foreign	503	618	565
Deferred	(2,747)	(1,216)	(1,669)

Income tax provision	$5,208	$6,122	$4,602

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred income tax assets:
Deferred rent expense	$4,407	$3,038
Translation adjustment	1,116	2,205
Stock options	3,660	2,743
Inventory	1,381	1,624
Operating loss carry-forward	1,797	2,120
Accounts receivable allowances	106	270
Accrued compensation	669	580
Other	1,915	674

Total deferred income tax assets	$15,051	$13,254

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE I — INCOME TAXES (continued)

Significant components of the Company’s net deferred income tax asset (liability) are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred income tax liabilities:
Depreciation and amortization	$(5,945)	$(4,867)
Intangibles	(4,645)	(6,679)
Equity in earnings	(3,080)	(998)
Other	(167)	(535)

Total deferred income tax liabilities	(13,837)	(13,079)

Net deferred income tax asset	1,214	175

Valuation allowance	(1,182)	(3,085)

Net deferred income tax asset (liability)	$32	$(2,910)

The Company has generated various state net operating loss carryforwards of which $18.7 million remains at December 31, 2012 that begin to expire in 2014. The Company has net operating losses in foreign jurisdictions of $2.1 million at December 31, 2012 that begin to expire in 2016. As of December 31, 2011, management had determined that it was “more likely than not” that certain deferred tax assets would be realized and the corresponding valuation allowance had been released based on the Company’s ability to utilize deferred tax assets currently and the expected future use of temporary differences in the carryback periods. In 2012, the Company recorded an income tax benefit for a non-cash adjustment to a deferred tax liability of $2.3 million related to the prior year. Additionally, the Company recorded a reduction in its valuation allowance of $1.9 million of which $1.1 million related to a portion of the translation adjustment deferred tax asset in connection with the equity method investee, Vasconia. The valuation allowance which remains as of December 31, 2012 relates to certain state net operating losses.

The provision for income taxes (before equity in earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2012	2011	2010

Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	3.2	6.4	5.6
Foreign rate differences	(1.8)	—	—
Non-deductible stock options	—	0.1	1.2
Non-deductible expenses	1.2	3.4	0.1
Valuation allowance	—	(8.2)	(19.8)
Reduction of deferred tax liabilities related to the prior year	(11.6)	—	—
Other	(0.1)	(0.3)	1.3

Provision for income taxes	25.9%	36.4%	23.4%

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE I — INCOME TAXES (continued)

The estimated values of the Company’s gross uncertain tax positions at December 31, 2012, 2011 and 2010 are liabilities of $301,000, $134,000 and $356,000, respectively, and consist of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance at January 1	$(134)	$(356)	$(335)
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	(167)	(76)	(200)
Reductions for tax position of prior years	—	—	—
Settlements	—	298	179

Balance at December 31	$(301)	$(134)	$(356)

The Company had approximately $39,000 and $34,000, net of federal tax benefit, accrued at December 31, 2012 and 2011, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of income taxes.

If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $301,000, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that $301,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Pennsylvania, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009. At December 31, 2012, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2008 through 2011.

NOTE J — BUSINESS SEGMENTS

Segment information

The Company operates in two reportable business segments: the Wholesale segment, the Company’s primary business segment, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals® and Lifetime Sterling® Internet websites. The operating results of Creative Tops and Fred® & Friends since the dates of the acquisitions are included in the Wholesale segment.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments have been distinct due to the different methods the Company uses to sell, market and distribute the products. Management evaluated the performance of the Wholesale and Retail Direct segments based on net sales and income (loss) from operations through December 31, 2012. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses. Assets in each segment consist of assets used in its operations and acquired intangible assets. Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE J — BUSINESS SEGMENTS (continued)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales:
Wholesale	$464,862	$421,119	$413,809
Retail Direct	21,980	23,299	29,362

Total net sales	$486,842	$444,418	$443,171

Income from operations:
Wholesale(1)	$40,530	$38,410	$42,997
Retail Direct	463	(524)	(1,018)
Unallocated corporate expenses	(13,658)	(13,302)	(12,196)

Total income from operations	$27,335	$24,584	$29,783

Depreciation and amortization:
Wholesale	$9,074	$8,183	$9,719
Retail Direct	250	214	91

Total depreciation and amortization	$9,324	$8,397	$9,810

Assets:
Wholesale	$342,872	$317,435	$271,670
Retail Direct	512	813	1,441
Unallocated/ corporate/ other	5,413	497	4,475

Total assets	$348,797	$318,745	$277,586

Capital expenditures:
Wholesale	$4,897	$4,730	$2,541
Retail Direct	58	229	323

Total capital expenditures	$4,955	$4,959	$2,864

Note:

(1)	In 2012, income from operations for the Wholesale segment includes $1.1 million of intangible asset impairment.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE J — BUSINESS SEGMENTS (continued)

Geographical information

The following table sets forth net sales and long-lived assets by the major geographic locations (in thousands):

	Year ended December 31,
	2012	2011
Net sales:
United States	$430,758	$426,405
International	56,084	18,013

Total	$486,842	$444,418

Long-lived assets at period-end:
United States	$133,841	$118,803
International	2,197	1,145

Total	$136,038	$119,948

Product category information — net sales

The following table sets forth net sales by major product categories included within the Company’s Wholesale operating segment:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Category:
Kitchenware	$256,154	$215,707	$208,491
Tabletop	113,911	134,652	123,432
Home Solutions	52,176	64,099	81,886
Creative Tops	42,621	6,661	—

Total	$464,862	$421,119	$413,809

The product categories, which incorporate a 2011 change to establish a Home Solutions products category and the additional revenue source from Creative Tops, reflect a refined alignment of the products into the sources of revenue which the Company analyzes. The revenue source categories disclosed in 2010 have been reclassified to conform to current year presentation for comparative purposes.

NOTE K — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has lease agreements for its corporate headquarters, distribution centers, showrooms and sales offices that expire through 2025. These leases generally provide for, among other things, annual base rent escalations and additional rent for real estate taxes and other costs.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE K — COMMITMENTS AND CONTINGENCIES (continued)

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2013	$14,818
2014	14,850
2015	14,443
2016	13,349
2017	9,974
Thereafter	23,820

Total	$91,254

Rent and related expenses under operating leases were $14.8 million, $13.3 million and $13.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. There was no sublease rental income in 2012. Sublease rental income was $70,000 and $82,000 for the years ended December 31, 2011 and 2010, respectively.

Royalties

The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2023. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31,
2013	$6,423
2014	6,251
2015	6,374
2016	472
2017	550
Thereafter	1,769

Total	$21,839

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February, 2013, the EPA requested access to conduct further environmental investigation at the property during May 2013.

The Company is not aware of any determination by the EPA that any remedial action is required for the Site, and, accordingly, is not able to estimate the extent of any possible liability.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE K — COMMITMENTS AND CONTINGENCIES (continued)

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE L — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $17,000 ($22,500 for employees 50 years or over) for 2012. Effective January 1, 2009, the Company suspended its matching contribution as an expense savings measure. The Company’s U.K.-based subsidiary, Creative Tops, also maintains a defined contribution pension plan.

Retirement benefit obligations

The Company assumed retirement benefit obligations, which are paid to certain former executives of an acquired business. The obligations under these agreements are unfunded and amounted to $5.9 million at December 31, 2012 and $3.4 million at December 31, 2011.

The discount rate used to calculate the retirement benefit obligations was 3.60% at December 31, 2012 and 4.50% at December 31, 2011. The retirement benefit obligations are included in accrued expenses and deferred rent & other long-term liabilities.

The Company expects to recognize $90,000 of the actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2013.

Future retirement benefit payments are as follows (in thousands):

Year ending December 31,
2013	$143
2014	134
2015	124
2016	247
2017	366
2018-2022	1,734

Total	$2,748

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE M — OTHER

Inventory

The components of inventory are as follows:

	December 31,
	2012	2011
	(in thousands)
Finished goods	$101,021	$107,471
Work in process	2,046	1,683
Raw materials	1,517	1,183

Total	$104,584	$110,337

Property and equipment

Property and equipment consist of:

	December 31,
	2012	2011
	(in thousands)
Machinery, furniture and equipment	$75,896	$70,037
Leasehold improvements	26,334	25,050
Building and improvements	1,604	1,604
Construction in progress	920	1,900
Land	100	100

	104,854	98,691
Less: accumulated depreciation and amortization	(73,208)	(64,367)

Total	$31,646	$34,324

Depreciation and amortization expense on property and equipment for the years ended December 31, 2012, 2011 and 2010 was $7.8 million, $7.5 million and $8.2 million, respectively.

Included in machinery, furniture and equipment at each of December 31, 2012 and 2011 is $2.1 million related to assets recorded under capital leases. Included in accumulated depreciation and amortization at each of December 31, 2012 and 2011 is $1.9 million related to assets recorded under capital leases.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE M — OTHER (continued)

Accrued expenses

Accrued expenses consist of:

	December 31,
	2012	2011
	(in thousands)
Customer allowances and rebates	$10,595	$10,422
Compensation and benefits	7,824	7,950
Interest	401	441
Vendor invoices	5,355	1,984
Royalties	2,259	2,181
Commissions	1,089	1,093
Freight	1,122	1,419
Contingent consideration related to GSI investment	—	2,622
Contingent consideration related to F&F acquisition	730	—
Working capital excess related to F&F acquisition	845	—
Other	3,134	5,765

Total	$33,354	$33,877

Deferred rent & other long-term liabilities

Deferred rent & other long-term liabilities consist of:

	December 31,
	2012	2011
	(in thousands)
Deferred rent liability	$10,719	$11,354
Retirement benefit obligations	5,752	3,244
Contingent consideration related to F&F acquisition	4,640	—
Derivative liability	454	—

Total	$21,565	$14,598

Extraordinary item

In December 2010, the Company paid $2.5 million to ARC International SA for all outstanding consideration remaining due or payable related to its 2008 acquisition of the business and certain assets of Mikasa®, Inc. As a result of the payment of this amount to ARC, the Company adjusted the remaining book value of the acquired Mikasa® intangible assets, including the trade name and associated deferred tax liability, to zero and the negative goodwill balance to approximately $2.5 million. Concurrently, the remaining balance of negative goodwill was eliminated resulting in an extraordinary gain in the amount of $2.5 million in 2010.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE M — OTHER (continued)

Supplemental cash flow information

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,498	$6,877	$6,893
Cash paid for taxes	6,067	10,331	1,198

Non-cash investing activities:
Translation adjustment	$3,077	$(704)	$1,088

Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(5,881)	$(5,177)	$(6,265)
Translation adjustment during period	3,077	(704)	1,088

Balance at end of year	$(2,804)	$(5,881)	$(5,177)

Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$—	$—	$—
Net loss arising from retirement benefit obligations, net of tax	(1,187)	—	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of loss, net of tax(1)	27	—	—

Balance at end of year	$(1,160)	$—	$—

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$—	$—	$(549)
Derivative fair value adjustment, net of tax	(272)	—	57
Amounts reclassified from accumulated other comprehensive loss:
Hedge de-designation, net of tax(2)	—	—	342
Interest rate swap termination, net of tax	—	—	150

Balance at end of year	$(272)	$—	$—

Notes:

(1)	Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.
(2)	Amount is recorded in interest expense on the consolidated statements of operations.

Item 15(a)

LIFETIME BRANDS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
	Balance at beginning of period	Additions			Deductions		Balance at end of period
Description		Due to acquisitions	Charged to costs and expenses

Year ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$328	$67	$181		$(215	)(a)	$361
Reserve for sales returns and allowances	4,274	179	6,660	(c)	(7,478	)(b)	3,635

	$4,602	$246	$6,841		$(7,693)		$3,996

Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful Accounts	$1,057	$—	$63		$(792	)(a)	$328
Reserve for sales returns and allowances	11,554	—	3,378	(c)	(10,658	)(b)	4,274

	$12,611	$—	$3,441		$(11,450)		$4,602

Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$1,433	$—	$1,456		$(1,832	)(a)	$1,057
Reserve for sales returns and allowances	15,124	—	661	(c)	(4,231	)(b)	11,554

	$16,557	$—	$2,117		$(6,063)		$12,611

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Allowances granted.
(c)	Charged to net sales.