Form 10-K/A
period 2012-12-31
LIFETIME BRANDS, INC
filed 2013-04-30
CIK 874396

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

Explanatory Note

This amendment No. 1 to the Annual Report on Form 10-K of Lifetime Brands, Inc. (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2013. The Company is filing this Amendment No. 1 solely to amend Exhibit 99.1 in the Original Filing to include the separate financial statements of Grupo Vasconia, S.A.B. (“Vasconia”) as required by Rule 3-09 of Regulation S-X. As indicated in the Company’s Original Filing, Vasconia is an equity method investee in which the Company owns approximately a 30% interest.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s Chief Financial Officer and Chief Executive Officer.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Company’s original Form 10-K as filed on March 15, 2013, nor does it reflect events occurring after the filing of the Company’s original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits*:

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)**

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2007)**

4.1	Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% Convertible Senior Notes due 2011 (incorporated by reference to the Registrant’s registration statement No. 333-137575 on Form S-3)**

10.1	License agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)**

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2003)**

10.3	Employment agreement dated May 2, 2006 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated May 8, 2006)**

10.4	Lease agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 8-K dated May 15, 2006)**

10.5	Amended 2000 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Form 8-K dated June 9, 2006)**

10.6	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to the Registrant’s Form 8-K dated June 9, 2006)**

10.7	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to the Registrant’s Form 10-Q dated September 30, 2006)**

10.8	Employment agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.9	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Form 8-K dated June 11, 2007)**

10.10	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated July 6, 2007)**

10.11	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to the Registrant’s Form 8-K dated July 3, 2007)**

10.12	Amendment No. 1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.13	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2007)**

10.14	Amendment No. 2 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K/A dated April 22, 2008)**

10.15	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to the Registrant’s Form 10-Q dated June 30, 2008)**

10.16	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.17	Amendment to the Company’s Second Amended and Restated Credit Agreement, Amendment No. 3, dated September 29, 2008 (incorporated by reference to the Registrant’s Form 8-K dated September 30, 2008)**

10.18	Forbearance Agreement and Amendment No. 4, dated as of February 12, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated February 19, 2009)**

10.19	Amendment to Forbearance Agreement and Amendment No. 4, dated as of March 6, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2009)**

10.20	Waiver and Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of March 31, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)**

10.21	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to the Registrant’s Form 8-K dated June 12, 2009)**

10.22	Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated August 12, 2009)**

10.23	Amendment of Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated August 12, 2009)**

10.24	Waiver to the Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent and Co-Collateral Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated October 16, 2009)**

10.25	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 30, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Registrant’s Form 8-K dated November 2, 2009)**

10.26	Termination of Lease and Sublease Agreement dated December 1, 2009 by and between Crispus Attucks Association of York, Pennsylvania, Inc. and Lifetime Brands, Inc. (incorporated by reference to the Registrant’s Form 8-K dated December 2, 2009)**

10.27	Amendment No. 7 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K dated February 12, 2010)**

10.28	Amendment to Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2010)**

10.29	Amended and Restated Executive Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Craig Phillips (incorporated by reference to the Registrant’s Form 8-K dated March 10, 2010)**

10.30	Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a co-collateral agent, and HSBC Business Credit (USA) Inc., as syndication agent and a co-collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.31	Second Lien Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated June 15, 2010)**

10.32	Second Amendment of Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.33	Amendment of Amended and Restated Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.34	Amendment No. 1 to the Second Lien Credit Agreement, dated as of March 9, 2011, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)**

10.35	Employment Agreement, dated March 4, 2011, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated March 8, 2011)**

10.36	Amended and Restated Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc., the Foreign Subsidiary Borrowers parties thereto, the Other Loan Parties hereto, the Lenders party hereto JP Morgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent (incorporated by reference to the Registrant’s Form 8-K dated November 3, 2011)**

10.37	Amendment No. 2 of the Second Lien Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to the Registrant’s Form 8-K dated November 3, 2011)**

10.38	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to the Registrant’s Form 8-K dated November 8, 2011)**

10.39	Amendment of Employment Agreement, dated April 12, 2012, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to the Registrant’s Form 8-K dated April 16, 2012)**

10.40	First Amendment to Employment Agreement, dated April 30, 2012, between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to the Registrant’s Form 8-K dated April 30, 2012)**

10.41	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 27, 2012, by and among Lifetime Brands, Inc., the financial institutions party hereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K dated August 2, 2012)**

10.42	Senior Secured Credit Agreement, dated as of July 27, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to the Registrant’s Form 8-K dated August 2, 2012)**

10.43	Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to the Registrant’s Form 8-K dated December 21, 2012)**

10.44	Amendment of Employment Agreement, dated as of March 12, 2013, by and between Lifetime Brands, Inc. and Craig Phillips (incorporated by reference to the Registrant’s Form 8-K dated March 15, 2013)**

14.1	Code of Ethics dated February 28, 2013 (incorporated by reference to the Registrant’s Form 8-K dated March 6, 2013). A copy of the Company’s Code of Ethics will be furnished to any stockholder, without charge, upon written request to the Senior Vice-President – Finance of the Company**

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to the Registrant’s Form 10-Q dated September, 30 2008)**

21.1	Subsidiaries of the registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)**

23.1	Consent of Ernst & Young LLP (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012)**

23.2	Consent of Castillo Miranda Y Compañía, S.C.***

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

99.1	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), separate financial statements and Report of Independent Registered Accounting Firm for the year ended December 31, 2012***

99.2	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), separate financial statements and Report of Independent Registered Accounting Firm for the year ended December 31, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011)**

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012).

Notes to exhibits:

The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibit.

**	Incorporated by reference.
***	Filed herewith.
****	This exhibit is being “furnished” pursuant to Item 601(b)(32) of SEC Regulation S-K and is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(c)	Financial Statement Schedules – the response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel
Jeffrey Siegel
Chairman of the Board of Directors,
Chief Executive Officer, President and Director

Date: April 30, 2013