Form 10-Q
period 2013-03-31
LIFETIME BRANDS, INC
filed 2013-05-03
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of May 3, 2013 was 12,827,614.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,428	$1,871
Accounts receivable, less allowances of $3,751 at March 31, 2013 and $3,996 at December 31, 2012	62,152	97,369
Inventory (Note A)	104,043	104,584
Prepaid expenses and other current assets	5,570	5,393
Income taxes receivable (Note G)	1,319	—
Deferred income taxes (Note G)	3,524	3,542

TOTAL CURRENT ASSETS	179,036	212,759

PROPERTY AND EQUIPMENT, net	30,907	31,646
INVESTMENTS (Note B)	45,608	43,685
INTANGIBLE ASSETS, net (Note C)	57,169	57,842
OTHER ASSETS	2,829	2,865

TOTAL ASSETS	$315,549	$348,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note D)	$7,000	$7,000
Current maturity of Senior Secured Term Loan (Note D)	5,250	4,375
Accounts payable	18,125	18,555
Accrued expenses	26,957	33,354
Income taxes payable (Note G)	—	3,615

TOTAL CURRENT LIABILITIES	57,332	66,899

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,256	21,565
DEFERRED INCOME TAXES (Note G)	3,556	3,510
REVOLVING CREDIT FACILITY (Note D)	31,339	53,968
SENIOR SECURED TERM LOAN (Note D)	29,750	30,625

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,818,864 at March 31, 2013 and 12,754,467 at December 31, 2012	128	128
Paid-in capital	143,461	142,489
Retained earnings	32,812	33,849
Accumulated other comprehensive loss (Note J)	(3,085)	(4,236)

TOTAL STOCKHOLDERS’ EQUITY	173,316	172,230

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,549	$348,797

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$98,657	$109,041

Cost of sales	62,345	68,581

Gross margin	36,312	40,460

Distribution expenses	10,796	11,744
Selling, general and administrative expenses	25,631	25,484

Income (loss) from operations	(115)	3,232
Interest expense (Note D)	(1,162)	(1,698)

Income (loss) before income taxes and equity in earnings	(1,277)	1,534

Income tax benefit (provision) (Note G)	399	(588)
Equity in earnings, net of taxes (Note B)	246	398

NET INCOME (LOSS)	$(632)	$1,344

BASIC INCOME (LOSS) PER COMMON SHARE (NOTE F)	$(0.05)	$0.11

DILUTED INCOME (LOSS) PER COMMON SHARE (NOTE F)	$(0.05)	$0.11

Cash dividends declared per common share (Note J)	$0.03125	$0.05

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income (loss)	$(632)	$1,344
Other comprehensive income, net of tax:
Translation adjustment	1,125	2,081
Derivative fair value adjustment	13	—
Effect of retirement benefit obligations	13	—

Other comprehensive income, net of tax:	$1,151	$2,081

Comprehensive income	$519	$3,425

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(632)	$1,344
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	32	(25)
Depreciation and amortization	2,523	2,207
Deferred rent	(199)	(84)
Stock compensation expense	671	698
Undistributed equity earnings	(246)	(398)
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	35,185	4,872
Inventory	541	(3,316)
Prepaid expenses, other current assets and other assets	29	410
Accounts payable, accrued expenses and other liabilities	(8,009)	(55)
Income taxes payable	(4,933)	(2,356)

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,962	3,297

INVESTING ACTIVITIES
Purchases of property and equipment	(1,187)	(475)

NET CASH USED IN INVESTING ACTIVITIES	(1,187)	(475)

FINANCING ACTIVITIES
Repayments of bank borrowings, net	(22,629)	(1,080)
Proceeds from the exercise of stock options	302	22
Cash dividend paid	(319)	(311)

NET CASH USED IN FINANCING ACTIVITIES	(22,646)	(1,369)

Effect of foreign exchange on cash	(572)	442

INCREASE IN CASH AND CASH EQUIVALENTS	557	1,895

Cash and cash equivalents at beginning of year	1,871	2,972

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,428	$4,867

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2012 and 2011, net sales for the third and fourth quarters accounted for 58% and 59% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $441,000 and $353,000 for the three months ended March 31, 2013 and 2012, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

March 31, 2013

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

The components of inventory are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Finished goods	$99,170	$101,021
Work in process	2,818	2,046
Raw materials	2,055	1,517

Total	$104,043	$104,584

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

The Company is a party to an interest rate swap agreement with a notional amount of $35.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commenced in March 2013 and expires in June 2018 and the notional amount amortizes over this period. The interest rate swap agreement was designated as a cash flow hedge under ASC Topic No. 815. The effective portion of the fair value gain or loss on this agreement is recorded as a component of accumulated other comprehensive loss. The effect of recording this derivative at fair value resulted in an unrealized gain of $13,000, net of taxes, for the three months ended March 31, 2013. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

The fair value of the derivative has been obtained from the counterparty to the agreement and was based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $432,000 at March 31, 2013 and is included in accrued expenses and other long-term liabilities.

Employee Healthcare

The Company self-insures certain portions of its health insurance plan. The Company maintains an accrual for unpaid claims and estimated claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate IBNR, actual claims may vary significantly from estimated claims.

Adoption of New Accounting Pronouncements

Effective January 1, 2013, the Company adopted ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. In connection with the adoption of this standard, the Company added additional disclosure about the Company’s accumulated other comprehensive income to Note J of its financial statements.

NOTE B — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three month periods ended March 31, 2013 and 2012 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 12.34 and MXN 12.78 at March 31, 2013 and 2012, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rate of MXN 12.70 and MXN 12.98 during the three months ended March 31, 2013 and 2012, respectively. The effect of the translation of the Company’s investment resulted in an increase of the investment $1.7 million during the three months ended March 31, 2013 and 2012 (also see Note J). These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at March 31, 2013 and December 31, 2012 are amounts due from Vasconia of $63,000 and $71,000, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE B — INVESTMENTS (continued)

Summarized statement of operations information for Vasconia in USD and MXN is as follows:

	Three Months Ended March 31,
	2013		2012
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$40,240	$510,879	$28,687	$372,489
Gross Profit	7,917	100,519	8,168	106,064
Income from operations	2,140	27,169	3,322	43,134
Net Income	1,226	15,568	1,965	25,511

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.3 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

The Company owns a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. The Company recorded equity in losses of GSI of $(23,000) and $(133,000), net of taxes, for the three months ended March 31, 2013 and 2012, respectively.

NOTE C — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$5,085		$5,085	$5,085		$5,085
Indefinite-lived intangible assets:
Trade names	18,364		18,364	18,364		18,364
Finite-lived intangible assets:
Licenses	15,847	(7,207)	8,640	15,847	(7,096)	8,751
Trade names	10,056	(2,020)	8,036	10,056	(1,800)	8,256
Customer relationships	18,406	(1,743)	16,663	18,406	(1,409)	16,997
Patents	584	(203)	381	584	(195)	389

Total	$68,342	$(11,173)	$57,169	$68,342	$(10,500)	$57,842

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE D — DEBT

Revolving Credit Facility

The Company has a $175.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on July 27, 2017, with a bank group led by JPMorgan Chase Bank, N.A.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at March 31, 2013 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

At March 31, 2013, borrowings outstanding under the Revolving Credit Facility were $38.3 million and open letters of credit were $1.1 million. Availability under the Revolving Credit Facility was approximately $75.0 million, or 42.9% of the total loan commitment at March 31, 2013.

The Company classifies a portion of the Revolving Credit Facility as a current liability if the Company’s intent and ability is to repay the loan from cash flows from operations which are expected to occur within the next 12 months. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions. The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital and other corporate needs.

Senior Secured Term Loan

The Company has a $35.0 million second lien credit agreement (the “Senior Secured Term Loan”), which matures on July 27, 2018, with JPMorgan Chase Bank, N.A.

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%. The interest rate on outstanding borrowings at March 31, 2013 was 5.25%. The Company is a party to an interest rate swap agreement with a notional amount of $35.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commenced in March 2013 and expires in June 2018, and the notional amount amortizes over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBOR Rate. Beginning in March 2013, based on the interest rate swap agreement, the Company will pay interest at a fixed annual rate of 6.05%.

The Senior Secured Term Loan provides that for any four consecutive fiscal quarters, (x) if EBITDA (as defined) is less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA shall not exceed 3.0 to 1.0 and (y) EBITDA shall not be less than $30.0 million. Capital expenditures are limited and for the year ended December 31, 2013, such limit is $9.0 million.

The Revolving Credit Facility and Senior Secured Term Loan provide for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and Revolving Credit Facility at March 31, 2013.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE E — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2013 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2013	2,528,177	$13.06
Grants	100,000	10.72
Exercises	(64,397)	4.69
Cancellations	(45,000)	19.37

Options outstanding, March 31, 2013	2,518,780	13.07	5.92	$4,839,538

Options exercisable, March 31, 2013	1,564,405	14.32	4.87	$3,907,931

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2013. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 29, 2013 and the exercise price.

The total intrinsic value of stock options exercised for the three months ended March 31, 2013 and 2012 was $427,100 and $56,889, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $671,000 and $698,000 for the three months ended March 31, 2013 and 2012, respectively.

Total unrecognized compensation cost related to unvested stock options at March 31, 2013, before the effect of income taxes, was $4.0 million and is expected to be recognized over a weighted-average period of 1.66 years.

At March 31, 2013, there were 701,832 shares available for awards that could be granted under the Company’s 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE F — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the three month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Net income (loss) – basic and diluted	$(632)	$1,344

Weighted-average shares outstanding – basic	12,761	12,432
Effect of dilutive securities:
Stock options	—	333

Weighted-average shares outstanding – diluted	12,761	12,765

Basic income (loss) per common share	$(0.05)	$0.11

Diluted income (loss) per common share	$(0.05)	$0.11

The computation of diluted income (loss) per common share for the three months ended March 31, 2013 and 2012 excludes options to purchase 2,518,780 shares and 1,188,800 shares, respectively. These shares were excluded due to their antidilutive effects.

NOTE G — INCOME TAXES

The Company has generated various state net operating loss carryforwards of which $18.7 million remains at March 31, 2013 that begin to expire in 2014. The Company has net operating losses in foreign jurisdictions of $2.1 million at March 31, 2013 that begin to expire in 2016. The valuation allowance of $1.2 million which exists as of March 31, 2013 relates to certain state net operating losses.

The estimated value of the Company’s uncertain tax positions at March 31, 2013 is a gross liability of $301,000. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s net liability would be reduced by $301,000, all of which would benefit the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $301,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009. At March 31, 2013, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2008 through 2012.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three months ended March 31, 2013 and 2012.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE H — BUSINESS SEGMENTS

The Company operates in two reportable business segments: the Wholesale segment, the Company’s primary business segment, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals® and Lifetime Sterling® Internet websites. The operating results of Fred® & Friends since the date of the acquisition are included in the Wholesale segment.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net sales
Wholesale	$93,118	$103,340
Retail Direct	5,539	5,701

Total net sales	$98,657	$109,041

Income (loss) from operations
Wholesale	$2,559	$6,160
Retail Direct	9	(8)
Unallocated corporate expenses	(2,683)	(2,920)

Total income (loss) from operations	$(115)	$3,232

Depreciation and amortization
Wholesale	$(2,458)	$(2,150)
Retail Direct	(65)	(57)

Total depreciation and amortization	$(2,523)	$(2,207)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

NOTE J — OTHER

Cash dividends

On March 12, 2013, the Board of Directors declared a quarterly dividend of $0.03125 per share payable on May 15, 2013 to shareholders of record on May 1, 2013. As of March 31, 2013, the Company had accrued $401,000 for the payment of the dividend.

On January 11, 2012, the Board of Directors declared a quarterly dividend of $0.025 payable on February 15, 2012 to shareholders of record on February 1, 2012. On March 6, 2012, the Board of Directors declared a quarterly dividend of $0.025 per share payable on May 15, 2012 to shareholders of record on May 1, 2012.

Subsequent events

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions.

Stock option grant

On April 30, 2013, the Board of Directors granted, effective as of May 7, 2013, options to purchase a total of 290,800 shares of the Company’s common stock. The exercise price will equal the closing price of the Company’s common stock on the effective date.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE J — OTHER (continued)

Supplemental cash flow information

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$908	$1,476
Cash paid for taxes	4,375	1,760

Non-cash investing activities:
Translation adjustment	$(1,125)	$(2,081)

Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(2,804)	$(5,881)
Translation gain during period	1,125	2,081

Balance at end of period	$(1,679)	$(3,800)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,160)	$—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of acturial losses, net of tax of $9	13	—

Balance at end of period	$(1,147)	$—

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(272)	$—
Derivative fair value adjustment, net of tax of $9	13	—

Balance at end of period	$(259)	$—

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE J — OTHER (continued)

Reclassifications out of accumulated other comprehensive loss

For the Three Months Ended March 31, 2013

Accumulated other comprehensive loss component	Amount reclassified	Statement of Operations line item
Amortization of retirement benefit obligation items (in thousands):
Actuarial losses before tax	$(22)
Tax benefit	9

Actuarial losses net of tax	$(13)	Selling, general and administrative expenses

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and Subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three month periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 15, 2013. The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest) as of December 31, 2012 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 28, 2013 expressed an unqualified opinion on those statements, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $36.4 million at December 31, 2012 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $6.9 million for the year then ended.

/s/ ERNST & YOUNG LLP

Jericho, New York

May 3, 2013

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2012 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	General economic factors and political conditions, including risks related to recent acquisitions and investments;

•	Liquidity;

•	Interest;

•	Competition;

•	Customers;

•	Supply chain;

•	Intellectual property;

•	Regulatory matters;

•	Technology;

•	Personnel; and

•	Business interruptions.

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

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Mikasa®, Pfaltzgraff®, Cuisinart®, Fred®, Elements®, Melannco® and V&A®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2013, Vasconia’s Board of Directors is comprised of ten members of which the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a leading wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of March 31, 2013, GSI’s Board of Directors is comprised of six members (including two independent members) of which the Company has designated three members (including one independent member).

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2012 and 2011 net sales for the third and fourth quarters accounted for 58% and 59% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Net sales	100.0%	100.0%

Cost of sales	63.2	62.9

Gross margin	36.8	37.1

Distribution expenses	10.9	10.8
Selling, general and administrative expenses	26.0	23.4

Income from operations	(0.1)	2.9

Interest expense	(1.2)	(1.6)

Income (loss) before income taxes and equity in earnings	(1.3)	1.3

Income tax (provision) benefit	0.4	(0.5)
Equity in earnings, net of taxes	0.3	0.4

Net income (loss)	(0.6)%	1.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2012

Net Sales

Net sales for the three months ended March 31, 2013 were $98.7 million, a decrease of $10.3 million, or 9.4%, as compared to net sales of $109.0 million for the corresponding period in 2012.

Net sales for the Wholesale segment for the three months ended March 31, 2013 were $93.1 million, a decrease of $10.2 million or 9.9%, as compared to net sales of $103.3 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category were $52.7 million for the three months ended March 31, 2013, a decrease of $2.9 million, or 5.2%, as compared to $55.6 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category included $3.4 million of net sales in 2013 from Fred® & Friends, which was acquired by the Company in December 2012. The decrease in the Company’s Kitchenware product category reflects lower volumes due, in part, to certain sales programs in the 2012 period which were not repeated in the 2013 period. Net sales for the Company’s Tabletop product category were $29.3 million for the three months ended March 31, 2013, a decrease of $5.4 million, or 15.6%, as compared to $34.7 million for the corresponding period in 2012. The Tabletop product category sales decrease reflects a decline in dinnerware sales which principally resulted from a $3.8 million decrease in net sales at Creative Tops due to weakness in the economy in the United Kingdom and the impact of higher duties on ceramic products imposed by the European Union. Net sales for the Company’s Home Solutions product category were $11.1 million for the three months ended March 31, 2013, a decrease of $1.9 million, or 14.6%, as compared to $13.0 million for the corresponding period in 2012. The decrease in sales for the Company’s Home Solutions product category was due to a decline in close out activity and lower volume at a major warehouse club.

Net sales for the Retail Direct segment for the three months ended March 31, 2013 were $5.6 million, a decrease of $0.1 million, or 1.8%, as compared to $5.7 million for the corresponding period in 2012.

Gross margin

Gross margin for the three months ended March 31, 2013 was $36.3 million, or 36.8%, as compared to $40.5 million, 37.1%, for the corresponding period in 2012.

Gross margin for the Wholesale segment was 34.9% for the three months ended March 31, 2013 as compared to 35.4% for the corresponding period in 2012. The decrease in gross margin primarily reflects changes in product mix and pricing pressure in the European economy. The decline was partially offset by the inclusion of Fred® & Friends.

Gross margin for the Retail Direct segment was 68.6% for the three months ended March 31, 2013 and the corresponding period in 2012.

Distribution expenses

Distribution expenses for the three months ended March 31, 2013 were $10.8 million as compared to $11.7 million for the corresponding period in 2012. Distribution expenses as a percentage of net sales were 10.9% for the three months ended March 31, 2013 as compared to 10.8% for the corresponding period in 2012.

Distribution expenses as a percentage of sales for the Wholesale segment shipped from the Company’s warehouses were 10.2% as compared to 10.5% for the corresponding period in 2012. The decrease reflects improved labor management and other expense efficiencies which more than offset the effect of lower shipments.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 30.4% for the three months ended March 31, 2013 as compared to 30.6% for the corresponding period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $25.6 million, an increase of 0.4%, as compared to $25.5 million for the corresponding period in 2012.

Selling, general and administrative expenses for the three months ended March 31, 2013 for the Wholesale segment were $20.8 million, an increase of $0.4 million, or 2.0%, from $20.4 million for the corresponding period in 2012. The increase was primarily due to the inclusion of Fred® & Friends offset by a decrease in employee related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 22.3% for the three months ended March 31, 2013 compared to 19.7% for the corresponding period in 2012.

Selling, general and administrative expenses for the Retail Direct segment were $2.1 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively. The decrease was primarily attributable to lower paid search expense in the 2013 period.

Unallocated corporate expenses for the three months ended March 31, 2013 and 2012 were $2.7 million and $2.9 million, respectively. The decrease was primarily attributable to a decrease in employee related expenses and a reduction in acquisition related expenses, partially offset by higher professional fees in the 2013 period.

Interest expense

Interest expense for the three months ended March 31, 2013 was $1.2 million as compared to $1.7 million for the corresponding period in 2012. The decrease in interest expense was attributable to lower average interest rates and lower average borrowings in 2013 compared to 2012.

Income tax benefit (provision)

The income tax benefit for the three months ended March 31, 2013 was $0.4 million as compared to a $0.6 million income tax provision for the corresponding period in 2012. The Company’s effective tax rate for the three months ended March 31, 2013 was 31.2% as compared to a tax rate of 38.3% for the 2012 period. The lower effective tax rate for the three months ended March 31, 2013 reflects the impact of a reduction in certain state tax rate factors on deferred tax assets, which partially offset the current period income tax benefit.

Equity in earnings

Equity in the earnings of Vasconia, net of taxes, was $0.3 million for the three months ended March 31, 2013 and $0.5 million for the three months ended March 31, 2012. Vasconia reported income from operations for the three months ended March 31, 2013 and 2012 of $2.1 million and $3.3 million, respectively, and net income of $1.2 million for the three months ended March 31, 2013 as compared to $2.0 million for the three months ended March 31, 2012. The reduction in income is the result of a decline in margins of aluminum products.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

Revolving Credit Facility

The Company has a $175.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on July 27, 2017, with a bank group led by JPMorgan Chase Bank, N.A.

At March 31, 2013, borrowings outstanding under the Revolving Credit Facility were $38.3 million and open letters of credit were $1.1 million. Availability under the Revolving Credit Facility was approximately $75.0 million, or 42.9% of the total loan commitment at March 31, 2013.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at March 31, 2013 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

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

Senior Secured Term Loan

The Company has a $35.0 million second lien credit agreement (the “Senior Secured Term Loan”), which matures on July 27, 2018, with JPMorgan Chase Bank, N.A.

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%. The interest rate on outstanding borrowings at March 31, 2013 was 5.25%. The Company is a party to an interest rate swap agreement with a notional amount of $35.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commenced in March 2013 and expires in June 2018, and the notional amount amortizes over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBOR Rate. Beginning in March 2013, based on the interest rate swap agreement, the Company will pay interest at a fixed annual rate of 6.05%.

The Senior Secured Term Loan provides that for any four consecutive fiscal quarters, (x) if EBITDA (as defined) is less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA shall not exceed 3.0 to 1.0 and (y) EBITDA shall not be less than $30.0 million. Capital expenditures are limited and for the year ended December 31, 2013, such limit is $9.0 million. The Senior Secured Term Loan provides for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Further, the Senior Secured Term Loan provides that the Company shall maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and Revolving Credit Facility at March 31, 2013.

The Company’s Consolidated EBITDA for the four quarters ended March 31, 2013 was $38.1 million, as follows:

Consolidated EBITDA for the four quarters ended March 31, 2013
(in thousands)

Three months ended March 31, 2013	3,079
Three months ended December 31, 2012	17,868
Three months ended September 30, 2012	11,568
Three months ended June 30, 2012	5,584

Total for the four quarters	$38,099

Capital expenditures for the three months ended March 31, 2013 were $1.2 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the U.S. Securities and Exchange Commission. The following is a reconciliation of the net income (loss) as reported to Consolidated EBITDA for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Net income (loss) as reported	$(632)	$1,344
Subtract out:
Undistributed equity earnings, net	(246)	(398)
Add back:
Income tax provision (benefit)	(399)	588
Interest expense	1,162	1,698
Depreciation and amortization	2,523	2,207
Stock compensation expense	671	698
Permitted acquisition related expenses	—	85

Consolidated EBITDA	$3,079	$6,222

Operating activities

Cash provided by operating activities was $25.0 million for the three months ended March 31, 2013 as compared to $3.3 million for the corresponding period in 2012. The increase was primarily attributable to a decrease in accounts receivable offset in part by a decrease in accounts payable, accrued expenses, other liabilities and income taxes payable.

Investing activities

Cash used in investing activities was $1.2 million for the three months ended March 31, 2013 as compared to $0.5 million for the corresponding period in 2012. The increase in investing activities primarily related to the purchase of a new product quality management system implemented by the Company and computer equipment.

Financing activities

Cash used in financing activities was $22.6 million for the three months ended March 31, 2013 as compared to $1.4 million for the 2012 period. The Company used cash flows from operations to repay $22.6 million of debt in the 2013 period compared to $1.1 million in the corresponding period in 2012.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2013, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and President, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statement of Cash Flows (unaudited), and (v) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	May 3, 2013
Jeffrey Siegel
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Laurence Winoker	May 3, 2013
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)