Form 10-Q
period 2013-06-30
LIFETIME BRANDS, INC
filed 2013-08-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2013 was 12,695,757.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,182	$1,871
Accounts receivable, less allowances of $3,718 at June 30, 2013 and $3,996 at December 31, 2012	57,472	97,369
Inventory (Note A)	112,554	104,584
Prepaid expenses and other current assets	8,681	5,393
Deferred income taxes (Note G)	3,362	3,542

TOTAL CURRENT ASSETS	183,251	212,759

PROPERTY AND EQUIPMENT, net	29,791	31,646
INVESTMENTS (Note B)	43,238	43,685
INTANGIBLE ASSETS, net (Note C)	56,496	57,842
OTHER ASSETS	2,933	2,865

TOTAL ASSETS	$315,709	$348,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note D)	$7,000	$7,000
Current maturity of Senior Secured Term Loan (Note D)	2,625	4,375
Accounts payable	24,528	18,555
Accrued expenses	25,845	33,354
Income taxes payable (Note G)	—	3,615

TOTAL CURRENT LIABILITIES	59,998	66,899

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	19,366	21,565
DEFERRED INCOME TAXES (Note G)	3,606	3,510
REVOLVING CREDIT FACILITY (Note D)	34,915	53,968
SENIOR SECURED TERM LOAN (Note D)	28,875	30,625

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,695,257 at June 30, 2013 and 12,754,467 at December 31, 2012	127	128
Paid-in capital	144,557	142,489
Retained earnings	28,621	33,849
Accumulated other comprehensive loss (Note J)	(4,356)	(4,236)

TOTAL STOCKHOLDERS’ EQUITY	168,949	172,230

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$315,709	$348,797

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$96,976	$94,939	$195,633	$203,980

Cost of sales	60,620	59,565	122,965	128,146

Gross margin	36,356	35,374	72,668	75,834

Distribution expenses	10,129	9,663	20,925	21,407
Selling, general and administrative expenses	25,927	23,558	51,558	49,042
Restructuring expenses (Note A)	288	—	288	—

Income (loss) from operations	12	2,153	(103)	5,385
Interest expense (Note D)	(1,149)	(1,675)	(2,311)	(3,373)
Loss on early retirement of debt	—	(348)	—	(348)

Income (loss) before income taxes and equity in earnings	(1,137)	130	(2,414)	1,664

Income tax benefit (provision) (Note G)	477	(94)	876	(682)
Equity in earnings, net of taxes (Note B)	92	523	338	921

NET INCOME (LOSS)	$(568)	$559	$(1,200)	$1,903

BASIC INCOME (LOSS) PER COMMON SHARE (NOTE F)	$(0.04)	$0.04	$(0.09)	$0.15

DILUTED INCOME (LOSS) PER COMMON SHARE (NOTE F)	$(0.04)	$0.04	$(0.09)	$0.15

Cash dividends declared per common share	$0.03125	$0.025	$0.0625	$0.075

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(568)	$559	$(1,200)	$1,903
Other comprehensive income (loss), net of taxes:
Translation adjustment	(1,515)	(1,874)	(390)	207
Derivative fair value adjustment	231	—	244	—
Effect of retirement benefit obligations	13	(688)	26	(688)

Other comprehensive income (loss), net of taxes	(1,271)	(2,562)	(120)	(481)

Comprehensive income (loss)	$(1,839)	$(2,003)	$(1,320)	$1,422

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(1,200)	$1,903
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	32	—
Depreciation and amortization	5,190	4,469
Deferred rent	(459)	(252)
Deferred income taxes	180	—
Stock compensation expense	1,393	1,452
Undistributed equity in earnings, net	234	(506)
Loss on early retirement of debt	—	348
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	39,877	21,343
Inventory	(7,970)	(10,755)
Prepaid expenses, other current assets and other assets	(3,246)	433
Accounts payable, accrued expenses and other liabilities	(3,112)	(8,846)
Income taxes payable	(3,615)	(2,603)

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,304	6,986

INVESTING ACTIVITIES
Purchases of property and equipment	(1,992)	(2,030)

NET CASH USED IN INVESTING ACTIVITIES	(1,992)	(2,030)

FINANCING ACTIVITIES
Proceeds (repayments) of Revolving Credit Facility	(19,053)	5,751
Repayments of Senior Secured Term Loan	(3,500)	—
Repayments of Term Loan	—	(10,000)
Payments for common stock repurchases	(3,229)	—
Proceeds from exercise of stock options	676	213
Cash dividends paid (Note J)	(720)	(622)

NET CASH USED IN FINANCING ACTIVITIES	(25,826)	(4,658)

Effect of foreign exchange on cash	(175)	(491)

DECREASE IN CASH AND CASH EQUIVALENTS	(689)	(193)

Cash and cash equivalents at beginning of period	1,871	2,972

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,182	$2,779

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2012 and 2011, net sales for the third and fourth quarters accounted for 58% and 59% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $360,000 and $234,000 for the three months ended June 30, 2013 and 2012, respectively, and $809,000 and $587,000 for the six months ended June 30, 2013 and 2012, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

June 30, 2013

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

The components of inventory are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Finished goods	$107,354	$101,021
Work in process	2,550	2,046
Raw materials	2,650	1,517

Total	$112,554	$104,584

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

The Company is a party to an interest rate swap agreement with a notional amount of $31.5 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commenced in March 2013 and expires in June 2018 and the notional amount amortizes over this period. The interest rate swap agreement was designated as a cash flow hedge under ASC Topic No. 815. The effective portion of the fair value gain or loss on this agreement is recorded as a component of accumulated other comprehensive loss. The effect of recording this derivative at fair value resulted in an unrealized gain of $231,000, net of taxes, for the three months ended June 30, 2013 and $244,000, net of taxes, for the six months ended June 30, 2013. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

The fair value of the derivative has been obtained from the counterparty to the agreement and was based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $47,000 at June 30, 2013 and is included in accrued expenses and other long-term liabilities.

Employee Healthcare

The Company self-insures certain portions of its health insurance plan. The Company maintains an accrual for unpaid claims and estimated claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate IBNR, actual claims may vary significantly from estimated claims.

Restructuring Expenses

Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. A liability has been incurred at the point of closure for any remaining operating lease obligations and at the communication date for severance.

In April 2013, the Company commenced a plan to close the Fred® & Friends distribution center and eliminate certain employee positions in conjunction with the closure. The Company recorded $0.3 million of restructuring expenses during the three and six months ended June 30, 2013 related to the execution of this plan.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE B — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six month periods ended June 30, 2013 and 2012 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 13.00 and MXN 12.97 at June 30, 2013 and December 31, 2012, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rate of MXN 12.46 and MXN 13.51 during the three months ended June 30, 2013 and 2012, respectively, and 12.57 to 12.79 and 13.24 to 13.29 during the six months ended June 30, 2013 and 2012, respectively. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $0.1 million during the six months ended June 30, 2013 and an increase to the investment of $0.2 million during the six months ended June 30, 2012 (also see Note J). These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at June 30, 2013 and December 31, 2012 are amounts due from Vasconia of $63,000 and $71,000, respectively. During the three months ended June 30, 2013, the Company received a cash dividend of $571,000 from Vasconia related to its 2012 earnings, which was accounted for as a reduction of the carrying value of the investment.

Summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended June 30,
	2013		2012
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$38,572	$480,602	$40,195	$543,184
Gross Profit	5,953	74,175	8,664	117,081
Income (loss) from operations	(587)	(7,310)	3,144	42,481
Net Income	1,421	17,708	2,252	30,426

	Six Months Ended June 30,
	2013		2012
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$78,811	$991,481	$68,882	$915,673
Gross Profit	13,870	174,694	16,832	223,145
Income from operations	1,553	19,859	6,465	85,615
Net Income	2,647	33,276	4,216	55,937

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.4 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE B — INVESTMENTS (continued)

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. The Company recorded equity in losses of GSI of $243,000 and $39,000, net of taxes, for the three months ended June 30, 2013 and 2012, respectively, and $266,000 and $172,000, net of taxes, for the six months ended June 30, 2013 and 2012, respectively.

NOTE C — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$5,085		$5,085	$5,085		$5,085
Indefinite-lived intangible assets:
Trade names	18,364		18,364	18,364		18,364
Finite-lived intangible assets:
Licenses	15,847	(7,324)	8,523	15,847	(7,096)	8,751
Trade names	10,056	(2,237)	7,819	10,056	(1,800)	8,256
Customer relationships	18,406	(2,073)	16,333	18,406	(1,409)	16,997
Patents	584	(212)	372	584	(195)	389

Total	$68,342	$(11,846)	$56,496	$68,342	$(10,500)	$57,842

NOTE D — DEBT

Revolving Credit Facility

The Company has a $175.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on July 27, 2017, with a bank group led by JPMorgan Chase Bank, N.A.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at June 30, 2013 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

At June 30, 2013, borrowings outstanding under the Revolving Credit Facility were $41.9 million and open letters of credit were $1.1 million. Availability under the Revolving Credit Facility was approximately $81.9 million, or 46.8% of the total loan commitment at June 30, 2013.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE D — DEBT (continued)

Senior Secured Term Loan

The Company has a second lien credit agreement (the “Senior Secured Term Loan”), which matures on July 27, 2018, with JPMorgan Chase Bank, N.A. At June 30, 2013, the Senior Secured Term Loan balance was $31.5 million.

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%. The Company is a party to an interest rate swap agreement with a notional amount of $31.5 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commenced in March 2013 and expires in June 2018, and the notional amount amortizes over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBOR Rate. In March 2013, based on the interest rate swap agreement, the Company commenced the payment of interest at a fixed annual rate of 6.05%.

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

The Revolving Credit Facility and Senior Secured Term Loan provide for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and Revolving Credit Facility at June 30, 2013.

NOTE E — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2013 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2013	2,528,177	$13.06
Grants	390,800	12.26
Exercises	(165,677)	4.08
Cancellations	(45,000)	19.37
Expirations	(231,500)	22.46

Options outstanding, June 30, 2013	2,476,800	12.54	6.71	$7,203,758

Options exercisable, June 30, 2013	1,566,750	12.84	5.83	$5,793,539

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2013. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 28, 2013 and the exercise price.

The total intrinsic value of stock options exercised for the six months ended June 30, 2013 and 2012 was $1.4 million and $0.7 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE E — STOCK COMPENSATION (continued)

The Company recognized stock option compensation expense of $722,000 and $754,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

Total unrecognized stock option compensation expense at June 30, 2013, before the effect of income taxes, was $5.2 million and is expected to be recognized over a weighted-average period of 2.65 years.

During the three months ended June 30, 2013, the Company granted an aggregate of 20,688 shares of restricted stock to its independent directors as part of their annual retainer that vest 100% one year from the date of grant. The restricted stock had a fair value of $270,000 at the grant date that will be recognized in stock compensation expense over the one year vesting period. Total unrecognized restricted stock compensation expense at June 30, 2013 was $248,000 and is expected to be recognized over a weighted-average period of 0.92 years.

At June 30, 2013, there were 642,532 shares available for awards that could be granted under the company’s 2000 Long-Term Incentive Plan.

NOTE F — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the three and six month periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income (loss) – basic and diluted	$(568)	$559	(1,200)	$1,903

Weighted-average shares outstanding – basic	12,808	12,469	12,784	12,450
Effect of dilutive securities:
Stock options	—	308	—	321

Weighted-average shares outstanding – diluted	12,808	12,777	12,784	12,771

Basic income (loss) per common share	$(0.04)	$0.04	$(0.09)	$0.15

Diluted income (loss) per common share	$(0.04)	$0.04	$(0.09)	$0.15

The computation of diluted income (loss) per common share for the three months ended June 30, 2013 and 2012 excludes options to purchase 2,476,800 shares and options to purchase 1,638,250 shares, respectively. The computation of diluted income (loss) per common share for the six months ended June 30, 2013 and 2012 excludes options to purchase 2,497,790 shares and options to purchase 1,413,525 shares, respectively. The above shares were excluded due to their antidilutive effects.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE G — INCOME TAXES

The Company has generated various state net operating loss carryforwards of which $18.7 million remains at June 30, 2013 that begin to expire in 2014. The Company has net operating losses in foreign jurisdictions of $2.1 million at June 30, 2013 that begin to expire in 2016. The valuation allowance of $1.2 million which exists as of June 30, 2013 relates to certain state net operating losses.

The estimated value of the Company’s uncertain tax positions at June 30, 2013 is a gross liability of $204,000. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s net liability would be reduced by $204,000, all of which would benefit the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $204,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2009. At June 30, 2013, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2008 through 2012.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2013 and 2012.

NOTE H — BUSINESS SEGMENTS

The Company operates in two reportable business segments: the Wholesale segment, the Company’s primary business segment, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals® and Lifetime Sterling® Internet websites. The operating results of Fred® & Friends since December 20, 2012, the date of the acquisition, are included in the Wholesale segment.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE H — BUSINESS SEGMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net sales
Wholesale	$93,269	$91,161	$186,387	$194,500
Retail Direct	3,707	3,778	9,246	9,480

Total net sales	$96,976	$94,939	$195,633	$203,980

Income (loss) from operations
Wholesale	$3,420	$5,377	$5,979	$11,538
Retail Direct	(276)	(278)	(266)	(286)
Unallocated corporate expenses	(3,132)	(2,946)	(5,816)	(5,867)

Total income (loss) from operations	$12	$2,153	$(103)	$5,385

Depreciation and amortization
Wholesale	$(2,601)	$(2,202)	$(5,059)	$(4,352)
Retail Direct	(66)	(60)	(131)	(117)

Total depreciation and amortization	$(2,667)	$(2,262)	$(5,190)	$(4,469)

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property during September 2013.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE J — OTHER

Cash dividends

Dividends declared in the six months ended June 30, 2013 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.03125	March 12, 2013	May 1, 2013	May 15, 2013
$0.03125	June 13, 2013	August 1, 2013	August 15, 2013

On February 15, 2013 and May 15, 2013, the Company paid cash dividends of $319,000 and $401,000, respectively, which reduced retained earnings. In the three months ended June 30, 2013, the Company reduced retained earnings for the accrual of $397,000 relating to the dividend payable on August 15, 2013.

On August 2, 2013, the Board of Directors declared a quarterly dividend of $0.03125 per share payable on November 15, 2013 to shareholders of record on November 1, 2013.

Dividends declared in the six months ended June 30, 2012 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.025	January 11, 2012	February 1, 2012	February 15, 2012
$0.025	March 6, 2012	May 1, 2012	May 15, 2012
$0.025	June 13, 2012	August 1, 2012	August 15, 2012

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended June 30, 2013, the Company repurchased 245,575 shares under the April 2013 authorization for a total cost of $3.2 million and thereafter retired the shares.

Supplemental cash flow information

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,842	$3,033
Cash paid for taxes	4,891	3,117

Non-cash investing activities:
Translation adjustment	$390	$(207)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE J — OTHER (continued)

Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(1,679)	$(3,800)	$(2,804)	$(5,881)
Translation gain (loss) during period	(1,515)	(1,874)	(390)	207

Balance at end of period	$(3,194)	$(5,674)	$(3,194)	$(5,674)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(259)	$—	$(272)	$—
Derivative fair value adjustment, net of taxes of $154 and $163 for the three and six months ended June 30, 2013, respectively	231	—	244	—

Balance at end of period	$(28)	$—	$(28)	$—

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,147)	$—	$(1,160)	$—
Net loss arising from retirement benefit obligations, net of taxes of $483 for the three and six months ended June 30, 2012	—	(702)	—	(702)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of acturial losses, net of taxes of $9 for the three months ended June 30, 2013 and 2012 and $18 and $9 for the six months ended June 30, 2013 and 2012, respectively	13	14	26	14

Balance at end of period	$(1,134)	$(688)	$(1,134)	$(688)

Total accumulated other comprehensive loss at end of period	$(4,356)	$(6,362)	$(4,356)	$(6,362)

Reclassifications out of accumulated other comprehensive loss

	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations line item
	2013	2012	2013	2012
	(in thousands)

Effect of retirement benefit obligations:
Actuarial losses before taxes	$22	$23	$44	$23
Tax benefit	(9)	(9)	(18)	(9)

Actuarial losses net of taxes	$13	$14	$26	$14	Selling, general and administrative expenses

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and Subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 15, 2013. The consolidated balance sheet of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest) as of December 31, 2012 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 28, 2013 expressed an unqualified opinion on those statements, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $36.4 million at December 31, 2012 and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $6.9 million for the year then ended. In our opinion, the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. and Subsidiaries as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Jericho, New York

August 8, 2013

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

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including Farberware®, KitchenAid®, Mikasa®, Pfaltzgraff®, Fred®, Towle®, Kamenstein®, Melannco®, Elements® and V&A®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2013, Vasconia’s Board of Directors is comprised of ten members of which the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a leading wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of June 30, 2013, GSI’s Board of Directors is comprised of six members (including two independent members) of which the Company has designated three members (including one of the two independent members).

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

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	62.5	62.7	62.9	62.8

Gross margin	37.5	37.3	37.1	37.2

Distribution expenses	10.4	10.2	10.7	10.5
Selling, general and administrative expenses	26.8	24.9	26.3	24.1
Restructuring expenses	0.3	0.0	0.1	0.0

Income (loss) from operations	0.0	2.2	0.0	2.6

Interest expense	(1.2)	(2.1)	(1.2)	(1.8)

Income (loss) before income taxes and equity in earnings	(1.2)	0.1	(1.2)	0.8

Income tax benefit (provision)	0.5	(0.1)	0.4	(0.3)
Equity in earnings, net of taxes	0.1	0.6	0.2	0.4

Net income (loss)	(0.6)%	0.6%	(0.6)%	0.9%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2012

Net Sales

Net sales for the three months ended June 30, 2013 were $97.0 million, an increase of $2.1 million, or 2.2%, as compared to net sales of $94.9 million for the corresponding period in 2012.

Net sales for the Wholesale segment for the three months ended June 30, 2013 were $93.3 million, an increase of $2.2 million, or 2.4%, as compared to net sales of $91.1 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category were $55.5 million for the three months ended June 30, 2013, an increase of $7.5 million, or 15.6%, as compared to $48.0 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category included $3.9 million of net sales for the three months ended June 30, 2013 from Fred® & Friends, which was acquired by the Company in December 2012. The increase in the Company’s Kitchenware product category was primarily attributable to successful new cutlery programs during the 2013 period. Net sales for the Company’s Tabletop product category were $28.4 million for the three months ended June 30, 2013, a decrease of $5.3 million, or 15.7%, as compared to $33.7 million for the corresponding period in 2012. The Tabletop product category sales decrease was partially attributable to the impact of the introduction of new dinnerware and flatware programs in 2012 as compared to recurring product revenues without a new major program introduction in 2013. Net sales for the Company’s Home Solutions product category were $9.4 million for the three months ended June 30, 2013 and 2012.

Net sales for the Retail Direct segment for the three months ended June 30, 2013 were $3.7 million, a decrease of $0.1 million, or 2.6%, as compared to $3.8 million for the corresponding period in 2012.

Gross margin

Gross margin for the three months ended June 30, 2013 was $36.4 million, or 37.5%, as compared to $35.4 million, or 37.3%, for the corresponding period in 2012.

Gross margin for the Wholesale segment was 36.1% for the three months ended June 30, 2013 as compared to 36.0% for the corresponding period in 2012. The increase in gross margin primarily reflects the inclusion of Fred® & Friends which was acquired in December 2012.

Gross margin for the Retail Direct segment was 71.5% for the three months ended June 30, 2013 as compared to 68.8% for the corresponding period in 2012. Gross margin increased for the three months ended June 30, 2013 as a result of lower promotional discounting in the 2013 period.

Distribution expenses

Distribution expenses for the three months ended June 30, 2013 were $10.1 million as compared to $9.7 million for the corresponding period in 2012. Distribution expenses as a percentage of net sales were 10.4% for the three months ended June 30, 2013 as compared to 10.2% for the three months ended June 30, 2012.

As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the Wholesale segment were 10.8% for the three months ended June 30, 2013 as compared to 10.9% for the corresponding period in 2012. The decrease reflects improved labor management and other expense efficiencies.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.3% for the three months ended June 30, 2013 and 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 were $25.9 million, an increase of $2.3 million, or 9.7%, as compared to $23.6 million for the corresponding period in 2012.

Selling, general and administrative expenses for the three months ended June 30, 2013 for the Wholesale segment were $21.0 million, an increase of $2.2 million, or 11.7%, from $18.8 million for the corresponding period in 2012. The increase was primarily due to the inclusion of Fred® & Friends and, to a lesser degree, an increase in selling and compensation related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 22.5% for the three months ended June 30, 2013 compared to 20.6% for the corresponding period in 2012.

Selling, general and administrative expenses for the Retail Direct segment were $1.8 million for the three months ended June 30, 2013 and 2012.

Unallocated corporate expenses for the three months ended June 30, 2013 were $3.1 million as compared to $3.0 million for the corresponding period in 2012. The increase was primarily attributable to an increase in professional fees partially offset by a decrease in employee related expenses.

Restructuring expenses

Restructuring expenses for the three months ended June 30, 2013 were $0.3 million. The expenses resulted from the planned closure of the Fred® & Friends distribution center which included the elimination of certain employee positions.

Interest expense

Interest expense for the three months ended June 30, 2013 was $1.1 million as compared to $1.7 million for the three months ended June 30, 2012. The decrease in interest expense was attributable to lower average interest rates and lower average borrowings in 2013 compared to 2012.

Loss on early retirement of debt

In June 2012, the Company repaid $10 million of the Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax benefit (provision)

The income tax benefit for the three months ended June 30, 2013 was $0.5 million as compared to a $0.1 million income tax provision for the corresponding period in 2012. The Company’s effective tax rate for the three months ended June 30, 2013 was 42.0% as compared to 71.5% for the 2012 period. The higher effective tax rate for the three months ended June 30, 2012 reflects an adjustment to align the Company’s current tax provision for the first half of the year with the projected full year tax rate.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $0.4 million for the three months ended June 30, 2013 as compared to $0.6 million for the three months ended June 30, 2012. Vasconia reported a loss from operations of $0.6 million for the three months ended June 30, 2013 as compared to income from operations of $3.1 million for the three months ended June 30, 2012. Vasconia reported net income of $1.4 million for the three months ended June 30, 2013 as compared to $2.3 million for the three months ended June 30, 2012. The decline in net income is the result of a decline in kitchenware and aluminum sales and reduced margins on aluminum sales, which was partially offset by a recovery of value-added taxes (including interest thereon). This recovery resulted in an increase of $0.7 million in the equity in earnings of Vasconia for the three months ended June 30, 2013. Equity in losses of GSI was $0.2 million and $39 thousand for the three months ended June 30, 2013 and 2012, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2012

Net Sales

Net sales for the six months ended June 30, 2013 were $195.6 million, a decrease of $8.4 million, or 4.1%, as compared to net sales of $204.0 million for the corresponding period in 2012.

Net sales for the Wholesale segment for the six months ended June 30, 2013 were $186.4 million, a decrease of $8.1 million, or 4.2%, as compared to net sales of $194.5 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category were $108.2 million for the six months ended June 30, 2013, an increase of $4.5 million, or 4.3%, as compared to $103.7 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category included $7.3 million of net sales for the six months ended June 30, 2013 from Fred® & Friends, which was acquired by the Company in December 2012. The increase in the Company’s Kitchenware product category was primarily attributable to successful new cutlery programs during the 2013 period. Net sales for the Company’s Tabletop product category were $57.7 million for the six months ended June 30, 2013, a decrease of $10.7 million, or 15.6%, as compared to $68.4 million for the corresponding period in 2012. The Tabletop product category sales decrease reflects a decline in dinnerware sales which principally resulted from a $4.0 million decrease in net sales at Creative Tops due to weakness in the economy in the United Kingdom and the impact of higher duties on ceramic products imposed by the European Union. The decrease also resulted from the impact of the introduction of new dinnerware and flatware programs in 2012 as compared to recurring product revenues, without a new major program introduction, in 2013. Net sales for the Company’s Home Solutions product category were $20.5 million for the six months ended June 30, 2013, a decrease of $1.9 million, or 8.5%, as compared to $22.4 million for the corresponding period in 2012. The decrease in sales for the Company’s Home Solutions product category was due to a decline in close out activity and lower volume at a major warehouse club in the first quarter.

Net sales for the Retail Direct segment for the six months ended June 30, 2013 were $9.2 million, a decrease of $0.3 million, or 3.2%, as compared to $9.5 million for the corresponding period in 2012.

Gross margin

Gross margin for the six months ended June 30, 2013 was $72.7 million, or 37.1%, as compared to $75.8 million, or 37.2%, for the corresponding period in 2012.

Gross margin for the Wholesale segment was 35.5% for the six months ended June 30, 2013 as compared to 35.6% for the corresponding period in 2012.

Gross margin for the Retail Direct segment was 69.7% for the six months ended June 30, 2013 as compared to 68.7% for the corresponding period in 2012. Gross margin increased for the six months ended June 30, 2013 as a result of lower promotional discounting in the 2013 period.

Distribution expenses

Distribution expenses for the six months ended June 30, 2013 were $20.9 million as compared to $21.4 million for the corresponding period in 2012. Distribution expenses as a percentage of net sales were 10.7% for the six months ended June 30, 2013 as compared to 10.5% for the corresponding period in 2012.

Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the Wholesale segment were 10.5% for the six months ended June 30, 2013 and 2012.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 30.0% for the six months ended June 30, 2013 as compared to 30.1% for the corresponding period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 were $51.6 million, an increase of $2.6 million, or 5.3%, as compared to $49.0 million for the corresponding period in 2012.

Selling, general and administrative expenses for the six months ended June 30, 2013 for the Wholesale segment were $41.8 million, an increase of $2.6 million, or 6.6%, as compared to $39.2 million for the corresponding period in 2012. The increase was primarily due to the inclusion of Fred® & Friends and an increase in professional fees and trade show expenses partially offset by a decrease in employee related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 22.4% for the six months ended June 30, 2013 compared to 20.2% for the corresponding period in 2012.

Selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 for the Retail Direct segment were $3.9 million.

Unallocated corporate expenses for the six months ended June 30, 2013 and 2012 were $5.9 million.

Restructuring expenses

Restructuring expenses for the six months ended June 30, 2013 were $0.3 million. The expenses resulted from the planned closure of the Fred® & Friends distribution center which included the elimination of certain employee positions.

Interest expense

Interest expense for the six months ended June 30, 2013 was $2.3 million as compared to $3.4 million for the corresponding period in 2012. The decrease in interest expense was attributable to lower average interest rates and lower average borrowings in 2013 compared to 2012.

Loss on early retirement of debt

In June 2012, the Company repaid $10 million of the Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax benefit (provision)

The income tax benefit for the six months ended June 30, 2013 was $0.9 million as compared to an income tax provision of $0.7 million for the corresponding period in 2012. The Company’s effective tax rate for the six months ended June 30, 2013 was 36.3% as compared to 41.0% for the 2012 period. The Company’s effective tax rate for the six months ended June 30, 2013 reflects the impact of a reduction in certain state tax rates on deferred tax assets, which partially offset the current period income tax benefit.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $0.6 million for the six months ended June 30, 2013 as compared to $1.1 million for the corresponding period in 2012. Vasconia reported income from operations of $1.6 million and $6.5 million for the six months ended June 30, 2013 and 2012, respectively, and net income of $2.6 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively. The reduction of net income is the result of a decline in kitchenware sales and reduced margins on aluminum sales, which was partially offset by a recovery of value-added taxes (including interest thereon). This recovery resulted in an increase of $0.7 million in the equity in earnings of Vasconia for the six months ended June 30, 2013. Equity in losses of GSI was $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013, borrowings outstanding under the Revolving Credit Facility were $41.9 million and open letters of credit were $1.1 million. Availability under the Revolving Credit Facility was approximately $81.9 million, or 46.8% of the total loan commitment at June 30, 2013.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at June 30, 2013 ranged from 2.50% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

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

Senior Secured Term Loan

The Company has a second lien credit agreement (the “Senior Secured Term Loan”), which matures on July 27, 2018, with JPMorgan Chase Bank, N.A. At June 30, 2013, the Senior Secured Term Loan balance was $31.5 million.

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%. The Company is a party to an interest rate swap agreement with a notional amount of $31.5 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commenced in March 2013 and expires in June 2018, and the notional amount amortizes over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBOR Rate. In March 2013, based on the interest rate swap agreement, the Company commenced payment of interest at a fixed annual rate of 6.05%.

The Senior Secured Term Loan provides that for any four consecutive fiscal quarters, (x) if EBITDA (as defined) is less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA shall not exceed 3.0 to 1.0 and (y) EBITDA shall not be less than $30.0 million. Capital expenditures are limited and for the year ended December 31, 2013, such limit is $9.0 million. The Senior Secured Term Loan provides for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Further, the Senior Secured Term Loan provides that the Company shall maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and Revolving Credit Facility at June 30, 2013.

The following is the Company’s Consolidated EBITDA for the four quarters ended June 30, 2013:

Consolidated EBITDA for the Four Quarters Ended June 30, 2013
(in thousands)

Three months ended June 30, 2013	$4,321
Three months ended March 31, 2013	3,079
Three months ended December 31, 2012	17,868
Three months ended September 30, 2012	11,568

Total for the four quarters(1)	$36,836

Note:

(1)

The Company’s Revolving Credit Facility and Senior Secured Term Loan provide that EBITDA shall be calculated to include certain permitted adjustments. The Consolidated EBITDA inclusive of such permitted adjustments amounted to $40.8 million for the four quarters ended June 30, 2013.

Capital expenditures for the six months ended June 30, 2013 were $2.0 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income as reported to Consolidated EBITDA for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income as reported	$(568)	$559	$(1,200)	$1,903
Adjustments:
Undistributed equity in earnings, net	480	(108)	234	(506)
Income tax provision (benefit)	(477)	94	(876)	682
Interest expense	1,149	1,675	2,311	3,373
Loss on early retirement of debt	—	348	—	348
Depreciation and amortization	2,667	2,262	5,190	4,469
Stock compensation expense	722	754	1,393	1,452
Permitted acquisition related expenses	60	—	60	85
Restructuring expenses	288	—	288	—

Consolidated EBITDA	4,321	5,584	7,400	11,806

Operating activities

Cash provided by operating activities was $27.3 million for the six months ended June 30, 2013 as compared to $7.0 million for the 2012 period. The increase was primarily attributable to the collection of more accounts receivable in the 2013 period as compared to the 2012 period and fewer payments of accounts payable and accrued expenses in the 2013 period as compared to the 2012 period.

Investing activities

Cash used in investing activities was $2.0 million for the six months ended June 30, 2013 and 2012.

Financing activities

Cash used in financing activities was $25.8 million for the six months ended June 30, 2013 as compared to $4.7 million for the 2012 period. The Company used cash flows from operations to repay $22.6 million of debt in the 2013 period as compared to $4.2 million in the 2012 period. In addition, the Company repurchased $3.2 million of the Company’s common stock during the 2013 period.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended June 30, 2013, the Company repurchased 245,575 shares under the April 2013 authorization for a total cost of $3.2 million and thereafter retired the shares.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2013, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property during September 2013.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2013:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period(2)
May 1 - May 31, 2013	197,741	$13.23	197,741	$7,384,363
June 1 - June 30, 2013	47,834	12.81	47,834	6,771,467

Total	245,575	$13.15	245,575

Note:

(1)	All shares purchased were purchased as a part of a publicly announced program in open market and privately negotiated transactions.
(2)	On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions.

Item 6. Exhibits

Exhibit No.

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)**

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to the Registrant’s Form 8-K dated June 13, 2013)**

10.1	Amendment No. 2 to Senior Secured Credit Agreement, dated as of June 21, 2013, among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party thereto, the financial institutions party thereto as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to the Registrant’s Form 8-K date June 27, 2013)**

10.2	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 21, 2013, by and among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K date June 27, 2013)**

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to the Registrant’s Form 10-Q dated September, 30 2008)**

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statement of Cash Flows (unaudited), and (v) Notes to the Unaudited Condensed Consolidated Financial Statements***

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 8, 2013
Jeffrey Siegel
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Laurence Winoker	August 8, 2013
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)