Form 10-Q
period 2013-09-30
LIFETIME BRANDS, INC
filed 2013-11-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2013 was 12,737,557.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,603	$1,871
Accounts receivable, less allowances of $4,777 at September 30, 2013 and $3,996 at December 31, 2012	93,177	97,369
Inventory (Note A)	133,052	104,584
Prepaid expenses and other current assets	7,113	5,393
Deferred income taxes (Note G)	3,384	3,542

TOTAL CURRENT ASSETS	239,329	212,759

PROPERTY AND EQUIPMENT, net	28,670	31,646
INVESTMENTS (Note B)	36,163	43,685
INTANGIBLE ASSETS, net (Note C)	55,822	57,842
OTHER ASSETS	2,557	2,865

TOTAL ASSETS	$362,541	$348,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note D)	$7,000	$7,000
Current portion of Senior Secured Term Loan (Note D)	3,500	4,375
Accounts payable	33,968	18,555
Accrued expenses	39,599	33,354
Income taxes payable (Note G)	—	3,615

TOTAL CURRENT LIABILITIES	84,067	66,899

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	19,192	21,565
DEFERRED INCOME TAXES (Note G)	2,365	3,510
REVOLVING CREDIT FACILITY (Note D)	58,103	53,968
SENIOR SECURED TERM LOAN (Note D)	28,000	30,625

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,737,557 at September 30, 2013 and 12,754,467 at December 31, 2012	127	128
Paid-in capital	145,563	142,489
Retained earnings	29,314	33,849
Accumulated other comprehensive loss	(4,190)	(4,236)

TOTAL STOCKHOLDERS’ EQUITY	170,814	172,230

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,541	$348,797

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$142,229	$128,050	$337,862	$332,030

Cost of sales	90,952	83,141	213,917	211,287

Gross margin	51,277	44,909	123,945	120,743

Distribution expenses	10,564	10,536	31,489	31,943
Selling, general and administrative expenses	28,941	25,893	80,499	74,935
Restructuring expenses	79	—	367
Intangible asset impairment (Note C)	—	1,069	—	1,069

Income from operations	11,693	7,411	11,590	12,796

Interest expense (Note D)	(1,280)	(1,271)	(3,591)	(4,644)
Loss on early retirement of debt	—	(1,015)	—	(1,363)

Income before income taxes and equity in earnings (losses)	10,413	5,125	7,999	6,789

Income tax provision (Note G)	(3,869)	(1,930)	(2,993)	(2,612)
Equity in earnings (losses), net of taxes (Note B)	(5,451)	695	(5,113)	1,616

NET INCOME (LOSS)	$1,093	$3,890	$(107)	$5,793

BASIC INCOME (LOSS) PER COMMON SHARE (NOTE F)	$0.09	$0.31	$(0.01)	$0.46

DILUTED INCOME (LOSS) PER COMMON SHARE (NOTE F)	$0.08	$0.30	$(0.01)	$0.45

Cash dividends declared per common share	$0.03125	$0.025	$0.09375	$0.10

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$1,093	$3,890	$(107)	$5,793
Other comprehensive income, net of taxes:
Translation adjustment	200	1,246	(190)	1,453
Derivative fair value adjustment (Note A)	(48)	(258)	196	(258)
Effect of retirement benefit obligations	14	11	40	(677)

Other comprehensive income, net of taxes:	166	999	46	518

Comprehensive income (loss)	$1,259	$4,889	$(61)	$6,311

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net (loss) income	$(107)	$5,793
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	17	—
Depreciation and amortization	7,707	6,878
Deferred rent	(721)	(421)
Deferred income taxes (Note G)	26	(687)
Stock compensation expense (Note E)	2,131	2,131
Undistributed equity losses (earnings) (Note B)	5,686	(1,201)
Loss on early retirement of debt	—	1,363
Intangible asset impairment (Note C)	—	1,069
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	4,177	(13,170)
Inventory (Note A)	(28,469)	(18,617)
Prepaid expenses, other current assets and other assets	(994)	(883)
Accounts payable, accrued expenses and other liabilities	20,266	10,642
Income taxes payable (Note G)	(3,885)	(758)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,834	(7,861)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,772)	(3,371)
Net proceeds from sale of property	7	15

NET CASH USED IN INVESTING ACTIVITIES	(2,765)	(3,356)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility, net of repayments (Note D)	4,135	16,039
Proceeds (repayments) of Senior Secured Term Loan (Note D)	(3,500)	35,000
Repayment of Term Loan	—	(40,000)
Payments for stock repurchase	(3,229)	—
Proceeds from exercise of stock options (Note E)	943	380
Cash dividend paid (Note J)	(1,117)	(935)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,768)	10,484

Effect of foreign exchange on cash	431	(490)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	732	(1,223)
Cash and cash equivalents at beginning of period	1,871	2,972

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,603	$1,749

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels. The Company markets and sells its products principally on a wholesale basis to retailers. The Company also markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Housewares Deals® and Lifetime Sterling® Internet websites.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2012 and 2011, net sales for the third and fourth quarters accounted for 58% and 59% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $266,000 and $281,000 for the three months ended September 30, 2013 and 2012, respectively, and $918,000 and $868,000 for the nine months ended September 30, 2013 and 2012, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

September 30, 2013

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

The components of inventory are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Finished goods	127,413	$101,021
Work in process	2,742	2,046
Raw materials	2,897	1,517

Total	$133,052	$104,584

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

The Company is a party to an interest rate swap agreement with a notional amount of $30.6 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commenced in March 2013 and expires in June 2018 and the notional amount amortizes over this period. The interest rate swap agreement was designated as a cash flow hedge under ASC Topic No. 815. The effective portion of the fair value gain or loss on this agreement is recorded as a component of accumulated other comprehensive loss. The effect of recording this derivative at fair value resulted in an unrealized loss of $48,000, net of taxes, for the three months ended September 30, 2013 and an unrealized gain of $196,000, net of taxes, for the nine months ended September 30, 2013. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES (continued)

The fair value of the derivative has been obtained from the counterparty to the agreement and was based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $127,000 at September 30, 2013 and is included in accrued expenses and other long-term liabilities.

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

In April 2013, the Company commenced a plan to close the Fred® & Friends distribution center and eliminate certain employee positions in conjunction with the closure. The Company recorded $79,000 of restructuring expenses during the three months ended September 30, 2013 and $367,000 during the nine months ended September 30, 2013 related to the execution of this plan. The Company does not expect to incur any further restructuring expenses related to this closure.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE B — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (loss) (reduced for amortization expense related to the customer relationships acquired) for the three and nine month periods ended September 30, 2013 and 2012 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 13.15 and MXN 12.97 at September 30, 2013 and December 31, 2012, respectively. The Company’s proportionate share of Vasconia’s net income (loss) has been translated from MXN to USD using the average exchange rate of MXN 12.90 and MXN 13.15 during the three months ended September 30, 2013 and 2012, respectively, and MXN 12.41 to MXN 12.77 and MXN 13.21 to MXN 13.24 during the nine months ended September 30, 2013 and 2012, respectively. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $0.5 million during the nine months ended September 30, 2013 and an increase to the investment of $1.2 million during the nine months ended September 30, 2012 (also see Note J). These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at September 30, 2013 and December 31, 2012 are amounts due from Vasconia of $73,000 and $71,000, respectively. Included in accrued expenses at September 30, 2013 are amounts due to Vasconia of $98,000.

Summarized statement of income (loss) information for Vasconia in USD and MXN is as follows:

	Three Months Ended September 30,
	2013		2012
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$37,306	$481,222	$48,377	$636,347
Gross Profit	6,215	80,167	9,913	130,391
Income (loss) from operations	(131)	(1,686)	3,754	49,384
Net Income (Loss)	(853)	(11,003)	2,702	35,545

	Nine Months Ended September 30,
	2013		2012
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$116,117	$1,472,703	$117,259	$1,552,020
Gross Profit	20,085	254,861	26,745	353,536
Income from operations	1,423	18,172	10,220	134,999
Net Income	1,794	22,273	6,918	91,482

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE B — INVESTMENTS (continued)

The Company recorded equity in losses of Vasconia, net of taxes, of $5.3 million (including a charge of $5.0 million, net of tax, for the reduction in its fair value, as discussed in the following paragraph) for the three months ended September 30, 2013 and equity in earnings of Vasconia, net of taxes, of $0.8 million for the three months ended September 30, 2012, and equity in losses of Vasconia, net of taxes, of $4.7 million and equity in earnings of Vasconia, net of taxes, of $1.9 million for the nine months ended September 30, 2013 and 2012, respectively.

As a result of a decline in the quoted stock price and the 2013 quarterly decline in the operating results of Vasconia, the carrying amount of the Company’s investment in Vasconia exceeded its fair value and, therefore, the Company reduced its investment value by $5.0 million, net of tax, to its fair value. As of September 30, 2013, the fair value (based upon the quoted stock price) and carrying value of the Company’s investment in Vasconia was $29.6 million.

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. The Company recorded equity in losses of GSI of $132,000 and $45,000, net of taxes, for the three months ended September 30, 2013 and 2012, respectively, and $398,000 and $217,000, net of taxes, for the nine months ended September 30, 2013 and 2012, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE C — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	$5,085		$5,085	$5,085		$5,085
Indefinite-lived intangible assets:
Trade names	18,364		18,364	18,364		18,364

Finite-lived intangible assets:
Licenses	15,847	(7,437)	8,410	15,847	(7,096)	8,751
Trade names	10,056	(2,458)	7,598	10,056	(1,800)	8,256
Customer relationships	18,406	(2,405)	16,001	18,406	(1,409)	16,997
Patents	584	(220)	364	584	(195)	389

Total	$68,342	$(12,520)	$55,822	$68,342	$(10,500)	$57,842

The Company performed its 2013 annual impairment test for its indefinite-lived intangible assets as of October 1, 2013. The test, which is required to be performed annually, involved the assessment of the fair market value of the Company’s indefinite-lived intangible assets based on Level 2 observable inputs, using a discounted cash flow approach, assuming a discount rate of 12.5%-14.0% and an average annual growth rate of 2.0%-3.5%. The result of the assessment of the Company’s indefinite-lived intangibles indicated that the fair values exceeded the carrying values as of October 1, 2013. In addition, the Company assessed the carrying value of its goodwill and determined based on qualitative factors that no impairment existed.

In the third quarter of 2012, the Company recorded an impairment charge of $1.1 million in its statement of operations which reduced the book value of its Elements® trade name as of September 30, 2012.

NOTE D — DEBT

Revolving Credit Facility

The Company has a $175.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on July 27, 2017, with a bank group led by JPMorgan Chase Bank, N.A.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at September 30, 2013 ranged from 2.4375% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

At September 30, 2013, borrowings outstanding under the Revolving Credit Facility were $65.1 million and open letters of credit were $1.1 million. Availability under the Revolving Credit Facility was approximately $102.2 million, or 58.4% of the total loan commitment at September 30, 2013.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE D — DEBT (continued)

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

Senior Secured Term Loan

The Company has a second lien credit agreement (the “Senior Secured Term Loan”), which matures on July 27, 2018, with JPMorgan Chase Bank, N.A. At September 30, 2013, the Senior Secured Term Loan balance was $31.5 million.

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%. The Company is a party to an interest rate swap agreement with a notional amount of $30.6 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commenced in March 2013 and expires in June 2018, and the notional amount amortizes over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBOR Rate. In March 2013, based on the interest rate swap agreement, the Company commenced the payment of interest at a fixed annual rate of 6.05%.

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

The Revolving Credit Facility and Senior Secured Term Loan provide for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and Revolving Credit Facility at September 30, 2013.

NOTE E — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2013 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2013	2,528,177	$13.06
Grants	390,800	12.26
Exercises	(207,977)	4.54
Cancellations	(45,000)	19.37
Expirations	(231,500)	22.46

Options outstanding, September 30, 2013	2,434,500	12.65	6.48	10,484,325

Options exercisable, September 30, 2013	1,524,450	13.02	5.59	7,517,920

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE E — STOCK COMPENSATION (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2013. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2013 and the exercise price.

The total intrinsic value of stock options exercised for the nine months ended September 30, 2013 and 2012 was $1.7 million and $963,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock option compensation expense of $740,000 and $678,000 for the three months ended September 30, 2013 and 2012, respectively, and $2.1 million for the nine months ended September 30, 2013 and 2012.

Total unrecognized stock option compensation expense at September 30, 2013, before the effect of income taxes, was $4.4 million and is expected to be recognized over a weighted-average period of 2.53 years.

At September 30, 2013, there were 621,844 shares available for awards that could be granted under the company’s 2000 Long-Term Incentive Plan.

NOTE F — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the three and nine month periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net income (loss) – basic and diluted	$1,093	$3,890	(107)	$5,793

Weighted-average shares outstanding – basic	12,707	12,546	12,758	12,482
Effect of dilutive securities:
Stock options	339	254	—	298

Weighted-average shares outstanding – diluted	13,046	12,800	12,758	12,780

Basic income (loss) per common share	$0.09	$0.31	$(0.01)	$0.46

Diluted income (loss) per common share	$0.08	$0.30	$(0.01)	$0.45

The computation of diluted income (loss) per common share for the three months ended September 30, 2013 and 2012 excludes options to purchase 336,500 shares and options to purchase 1,158,000 shares, respectively. The computation of diluted income (loss) per common share for the nine months ended September 30, 2013 and 2012 excludes options to purchase 2,476,500 shares and options to purchase 1,328,350 shares, respectively. The above shares were excluded due to their antidilutive effects.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE G — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. There were no material changes to the Company’s tax positions during the quarter. The Company believes that $204,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2011. At September 30, 2013, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2008 through 2012.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2013 and 2012.

NOTE H – BUSINESS SEGMENTS

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

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments have been distinct due to the different methods the Company uses to sell, market and distribute the products. Management evaluates the performance of the Wholesale and Retail Direct segments based on net sales and income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE H — BUSINESS SEGMENTS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net sales
Wholesale	$138,503	$123,792	$324,890	$318,292
Retail Direct	3,726	4,258	12,972	13,738

Total net sales	$142,229	$128,050	$337,862	$332,030

Income from operations
Wholesale	$15,507	$10,856	$21,486	$22,394
Retail Direct	(267)	(230)	(533)	(516)
Unallocated corporate expenses	(3,547)	(3,215)	(9,363)	(9,082)

Total income from operations	$11,693	$7,411	$11,590	$12,796

Depreciation and amortization
Wholesale	$(2,451)	$(2,342)	$(7,510)	$(6,694)
Retail Direct	(66)	(67)	(197)	(184)

Total depreciation and amortization	$(2,517)	$(2,409)	$(7,707)	$(6,878)

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property. The Company granted such access and further EPA investigation is pending.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE J — OTHER

Cash dividends

Dividends declared in the nine months ended September 30, 2013 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.03125	March 12, 2013	May 1, 2013	May 15, 2013
$0.03125	June 13, 2013	August 1, 2013	August 15, 2013
$0.03125	August 2, 2013	November 1, 2013	November 15, 2013

On February 15, 2013, May 15, 2013 and August 15, 2013, the Company paid cash dividends of $319,000, $401,000 and $397,000, respectively, which reduced retained earnings. In the three months ended September 30, 2013, the Company reduced retained earnings for the accrual of $398,000 relating to the dividend payable on November 15, 2013. On October 31, 2013, the Board of Directors declared a cash dividend of $0.0375 per share payable on February 14, 2014 to shareholders of record on January 31, 2014.

Dividends declared in the nine months ended September 30, 2012 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.025	January 11, 2012	February 1, 2012	February 15, 2012
$0.025	March 6, 2012	May 1, 2012	May 15, 2012
$0.025	June 13, 2012	August 1, 2012	August 15, 2012
$0.025	July 31, 2012	November 1, 2012	November 15, 2012

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the nine months ended September 30, 2013, the Company repurchased 245,575 shares under the April 2013 authorization for a total cost of $3.2 million and thereafter retired the shares.

Supplemental cash flow information

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	2,742	$4,373
Cash paid for taxes	4,891	3,301
Non-cash investing activities:
Translation adjustment	190	$(1,453)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE J — OTHER (continued)

Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(3,194)	$(5,674)	$(2,804)	$(5,881)
Translation gain (loss) during period	200	1,246	(190)	1,453

Balance at end of period	$(2,994)	$(4,428)	$(2,994)	$(4,428)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(28)	$—	$(272)	$—
Derivative fair value adjustment, net of taxes of $32 and $172 for the three months ended September 30, 2013 and 2012, respectively, and $131 and $172 for the nine months ended September 30, 2013 and 2012, respectively	(48)	(258)	196	(258)

Balance at end of period	$(76)	$(258)	$(76)	$(258)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,134)	$(688)	$(1,160)	$—
Net loss arising from retirement benefit obligations, net of taxes of $474 for the nine months ended September 30, 2012	—	—	—	(711)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial losses, net of taxes of $8 and $27 for the three and nine months ended September 30, 2013, respectively	14	11	40	34

Balance at end of period	$(1,120)	$(677)	$(1,120)	$(677)

Total accumulated other comprehensive loss at end of period	$(4,190)	$(5,363)	$(4,190)	$(5,363)

Reclassifications out of accumulated other comprehensive loss

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations line item
	2013	2012	2013	2012
	(in thousands)

Effect of retirement benefit obligations:
Actuarial losses before taxes	$22	$11	$67	$34
Tax benefit	(8)	—	(27)	—

Actuarial losses net of taxes	$14	$11	$40	$34	Selling, general and administrative expenses

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. and Subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 and 2012 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management.

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

November 8, 2013

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware, bakeware and novelty housewares) and Tableware (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (food storage, pantryware, spices and home décor). In 2012, Kitchenware products and Tableware products accounted for approximately 80% of the Company’s wholesale net sales and 76% of its consolidated net sales.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including KitchenAid®, Farberware®, Mikasa®, Pfaltzgraff®, Fred®, Kamenstein®, Towle®, Elements®, Melannco® and V&A®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income (loss), net of taxes, as equity in earnings (losses) in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of September 30, 2013, Vasconia’s Board of Directors is comprised of ten members of which the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a leading wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings (losses) in the Company’s consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of September 30, 2013, GSI’s Board of Directors is comprised of six members (including two independent members) of which the Company has designated three members (including one of the two independent members).

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

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	64.0	64.9	63.3	63.6

Gross margin	36.0	35.1	36.7	36.4

Distribution expenses	7.5	8.2	9.3	9.6
Selling, general and administrative expenses	20.2	20.2	23.8	22.6
Restructuring Expense	0.1	—	0.1	—
Intangible asset impairment	—	0.9	—	0.4

Income from operations	8.2	5.8	3.5	3.8

Interest expense	(0.9)	(1.0)	(1.1)	(1.4)
Loss on early retirement of debt	—	(0.8)	—	(0.4)

Income before income taxes and equity in earnings (losses)	7.3	4.0	2.4	2.0

Income tax provision	(2.6)	(1.5)	(1.0)	(0.8)
Equity in earnings (losses), net of taxes	(3.9)	0.5	(1.5)	0.5

Net income (loss)	0.8%	3.0%	(0.1)%	1.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Net Sales

Net sales for the three months ended September 30, 2013 were $142.2 million, an increase of $14.1 million, or 11.0%, as compared to net sales of $128.1 million for the corresponding period in 2012.

Net sales for the Wholesale segment for the three months ended September 30, 2013 were $138.5 million, an increase of $14.7 million, or 11.9%, as compared to net sales of $123.8 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category were $81.2 million for the three months ended September 30, 2013, an increase of $13.0 million, or 19.1%, as compared to $68.2 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category included $4.8 million of net sales for the three months ended September 30, 2013 from Fred® & Friends, which was acquired by the Company in December 2012. The increase in the Company’s Kitchenware product category was primarily attributable to successful new kitchen tools and gadgets programs during the third quarter of 2013. Net sales for the Company’s Tableware product category were $41.7 million for the three months ended September 30, 2013, a decrease of $1.2 million, or 2.8%, as compared to $42.9 million for the corresponding period in 2012. The Tableware product category sales decrease was attributable to a decline in sales of luxury tableware related products and a decline in sales at Creative Tops. Net sales for the Company’s Home Solutions product category were $15.6 million, an increase of $2.9 million, or 22.8%, as compared to $12.7 million for the three months ended September 30, 2013 and 2012. The Home Solutions product category sales increase was the result of larger seasonal programs related to wall décor and lighting products in the 2013 quarter.

Net sales for the Retail Direct segment for the three months ended September 30, 2013 were $3.7 million, a decrease of $0.6 million, or 14.0%, as compared to $4.3 million for the corresponding period in 2012. The decrease in Retail Direct sales resulted from reduced promotional activity in the current period.

Gross margin

Gross margin for the three months ended September 30, 2013 was $51.3 million, or 36.0%, as compared to $44.9 million, or 35.1%, for the corresponding period in 2012.

Gross margin for the Wholesale segment was 35.1% for the three months ended September 30, 2013 as compared to 33.9% for the corresponding period in 2012. The increase in gross margin primarily reflects the inclusion of Fred® & Friends which was acquired in December 2012 and a change in product mix.

Gross margin for the Retail Direct segment was 70.8% for the three months ended September 30, 2013 as compared to 67.8% for the corresponding period in 2012. Gross margin increased for the three months ended September 30, 2013 as a result of reduced discounting of dinnerware in 2013 principally from the elimination of the use of multiple coupons for one transaction.

Distribution expenses

Distribution expenses for the three months ended September 30, 2013 were $10.6 million as compared to $10.5 million for the corresponding period in 2012. Distribution expenses as a percentage of net sales were 7.5% for the three months ended September 30, 2013 as compared to 8.2% for the three months ended September 30, 2012.

As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the Wholesale segment were 8.6% for the three months ended September 30, 2013 as compared to 9.1% for the corresponding period in 2012. The decrease primarily reflects favorable absorption of fixed expenses due to the closure of the Fred® & Friends distribution center and corresponding distribution of the Fred® & Friends products through the Company’s existing warehouses and other expense efficiencies.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.5% for the three months ended September 30, 2013 as compared to 29.4% for the corresponding period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 were $28.9 million, an increase of $3.0 million, or 11.6%, as compared to $25.9 million for the corresponding period in 2012.

Selling, general and administrative expenses for the three months ended September 30, 2013 for the Wholesale segment were $23.6 million, an increase of $2.8 million, or 13.5%, from $20.8 million for the corresponding period in 2012. The increase was due to the inclusion of Fred® & Friends and an increase in selling expenses, employee related expenses and trade show expenses. As a percentage of net sales, selling, general and administrative expenses increased to 17.0% for the three months ended September 30, 2013 compared to 16.8% for the corresponding period in 2012.

Selling, general and administrative expenses for the Retail Direct segment were $1.8 million for the three months ended September 30, 2013 as compared to $1.9 for the corresponding period in 2012.

Unallocated corporate expenses for the three months ended September 30, 2013 were $3.5 million as compared to $3.2 million for the corresponding period in 2012. The increase was primarily attributable to an increase in professional fees and employee related expenses.

Restructuring expenses

Restructuring expenses for the three months ended September 30, 2013 were $0.1 million. The expenses resulted from the planned closure of the Fred® & Friends distribution center which included the elimination of certain employee positions in the third quarter.

Intangible asset impairment

In 2012, the Company’s home décor products category experienced a significant decline in sales and profit. The Company believed the most significant factor was the reduction in retail space allocated to the category which also contributed to pricing pressure. While the Company believed this market condition was not permanent, following a strategic review of the business, it decided to re-brand a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names. As a result of these factors, the Company recorded an impairment charge of $1.1 million in its statement of operations in the third quarter of 2012 which reduced the book value of its Elements® trade name.

Interest expense

Interest expense for the three months ended September 30, 2013 was $1.3 million for the three months ended September 30, 2012 and 2013.

Loss on early retirement of debt

In July 2012, the Company repaid the remaining $30.0 million of the Term Loan. In connection therewith, the Company wrote off debt issuance costs of $1.0 million.

Income tax provision

The income tax provision for the three months ended September 30, 2013 was $3.9 million as compared to $1.9 million for the corresponding period in 2012. The Company’s effective tax rate for the three months ended September 30, 2013 was 37.2% as compared to 37.7% for the 2012 period. The decrease in the effective tax rate for the three months ended September 30, 2013 reflects the benefit of a reduced tax rate in the United Kingdom and certain favorable adjustments resulting from state tax return filings in the United States.

Equity in earnings (losses)

Equity in losses of Vasconia, net of taxes, was $5.3 million (including a charge of $5.0 million, net of tax for the reduction in the fair value of the Company’s investment in Vasconia) for the three months ended September 30, 2013 as compared to equity in earnings of $0.8 million for the three months ended September 30, 2012. The reduction in the fair value was based upon a decline in the quoted stock price of Vasconia and the 2013 quarterly decline in the operating results of Vasconia. Vasconia reported a loss from operations of $0.1 million for the three months ended September 30, 2013 as compared income from operations of $3.8 million for the three months ended September 30, 2012. Vasconia reported a net loss of $0.9 million for the three months ended September 30, 2013 as compared to net income of $2.7 million for the three months ended September 30, 2012. The net loss in the third quarter is the result of a decline in kitchenware and aluminum sales and reduced margins on aluminum sales. Equity in losses of GSI was $132,000 and $45,000 for the three months ended September 30, 2013 and 2012, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE NINE MONTHS ENDED

SEPTEMBER 30, 2012

Net Sales

Net sales for the nine months ended September 30, 2013 were $337.9 million, an increase of $5.9 million, or 1.8%, as compared to net sales of $332.0 million for the corresponding period in 2012.

Net sales for the Wholesale segment for the nine months ended September 30, 2013 were $324.9 million, an increase of $6.6 million, or 2.1%, as compared to net sales of $318.3 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category were $189.4 million for the nine months ended September 30, 2013, an increase of $17.6 million, or 10.2%, as compared to $171.8 million for the corresponding period in 2012. Net sales for the Company’s Kitchenware product category included $12.1 million of net sales for the nine months ended September 30, 2013 from Fred® & Friends, which was acquired by the Company in December 2012. The increase in the Company’s Kitchenware product category was primarily attributable to successful new cutlery programs in the first half of the year and new kitchen tools and gadgets programs during the third quarter of 2013. Net sales for the Company’s Tableware product category were $99.4 million for the nine months ended September 30, 2013, a decrease of $12.0 million, or 10.8%, as compared to $111.4 million for the corresponding period in 2012. The Tableware product category sales decrease reflects a decline in luxury tableware sales and a $4.7 million decrease in net sales at Creative Tops due to weakness in the economy in the United Kingdom and the impact of higher duties on ceramic products imposed by the European Union. Net sales for the Company’s Home Solutions product category were $36.1 million for the nine months ended September 30, 2013, an increase of $1.0 million, or 2.8%, as compared to $35.1 million for the corresponding period in 2012. The increase in sales for the Company’s Home Solutions product category was primarily due to larger seasonal programs related to wall décor and lighting products in the third quarter of 2013, which offset reduced sales in the first half of the year resulting from a decline in close out activity and lower volume at a major warehouse club in the first quarter.

Net sales for the Retail Direct segment for the nine months ended September 30, 2013 were $13.0 million, a decrease of $0.7 million, or 5.1%, as compared to $13.7 million for the corresponding period in 2012. The decrease in Retail Direct sales resulted from reduced promotional activity in the current period.

Gross margin

Gross margin for the nine months ended September 30, 2013 was $123.9 million, or 36.7%, as compared to $120.7 million, or 36.4%, for the corresponding period in 2012.

Gross margin for the Wholesale segment was 35.4% for the nine months ended September 30, 2013 as compared to 35.0% for the corresponding period in 2012. The increase in gross margin primarily reflects the inclusion of Fred® & Friends which was acquired in December 2012.

Gross margin for the Retail Direct segment was 70.0% for the nine months ended September 30, 2013 as compared to 68.4% for the corresponding period in 2012. Gross margin increased for the nine months ended September 30, 2013 as a result of reduced discounting of dinnerware in 2013 principally from the elimination of the use of multiple coupons for one transaction.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2013 were $31.5 million as compared to $31.9 million for the corresponding period in 2012. Distribution expenses as a percentage of net sales were 9.3% for the nine months ended September 30, 2013 as compared to 9.6% for the corresponding period in 2012.

Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the Wholesale segment were 9.7% for the nine months ended September 30, 2013 as compared to 10.0% for the corresponding period in 2012. The decrease primarily reflects favorable absorption of fixed expenses due to the closure of the Fred® & Friends distribution center and corresponding distribution of Fred® & Friends products through the Company’s existing warehouses.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.8% for the nine months ended September 30, 2013 as compared to 29.9% for the corresponding period in 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $80.5 million, an increase of $5.6 million, or 7.5%, as compared to $74.9 million for the corresponding period in 2012.

Selling, general and administrative expenses for the nine months ended September 30, 2013 for the Wholesale segment were $65.4 million, an increase of $5.4 million, or 9.0%, as compared to $60.0 million for the corresponding period in 2012. The increase was due to the inclusion of Fred® & Friends and an increase in trade show expenses, selling expenses and employee related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 20.1% for the nine months ended September 30, 2013 compared to 18.9% for the corresponding period in 2012.

Selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012 for the Retail Direct segment were $5.7 million and $5.8 million, respectively.

Unallocated corporate expenses for the nine months ended September 30, 2013 and 2012 were $9.4 million and $9.1 million. The increase was primarily attributable to an increase in professional fees.

Restructuring expenses

Restructuring expenses for the nine months ended September 30, 2013 were $0.4 million. The expenses resulted from the planned closure of the Fred® & Friends distribution center which included the elimination of certain employee positions.

Intangible asset impairment

In 2012, the Company’s home décor products category experienced a significant decline in sales and profit. The Company believed the most significant factor was the reduction in retail space allocated to the category which also contributed to pricing pressure. While the Company believed this market condition was not permanent, following a strategic review of the business, it decided to re-brand a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names. As a result of these factors, the Company recorded an impairment charge of $1.1 million in its statement of operations in the third quarter of 2012 which reduced the book value of its Elements® trade name.

Interest expense

Interest expense for the nine months ended September 30, 2013 was $3.6 million as compared to $4.6 million for the corresponding period in 2012. The decrease in interest expense was attributable to lower average interest rates and lower average borrowings in 2013 as compared to 2012.

Loss on early retirement of debt

In June and July 2012, the Company repaid its Term Loan. In connection therewith, the Company wrote off debt issuance costs of $1.4 million.

Income tax provision

The income tax provision for the nine months ended September 30, 2013 was $3.0 million as compared to an income tax provision of $2.6 million for the corresponding period in 2012. The Company’s effective tax rate for the nine months ended September 30, 2013 was 37.4% as compared to 38.5% for the 2012 period. The decrease in the effective tax rate for the nine months ended September 30, 2013 primarily reflects the benefit of a reduced tax rate in the United Kingdom.

Equity in earnings (losses)

Equity in losses of Vasconia, net of taxes, was $4.7 million (including a charge of $5.0 million, net of tax, for the reduction in the fair value of the Company’s investment in Vasconia) for the nine months ended September 30, 2013 as compared to equity in earnings of $1.9 million for the nine months ended September 30, 2012. The reduction in the fair value was based upon a decline in the quoted stock price of Vasconia and the 2013 quarterly decline in the operating results of Vasconia. Vasconia reported income from operations of $1.4 million and $10.2 million for the nine months ended September 30, 2013 and 2012, respectively, and net income of $1.8 million and $6.9 million for the nine months ended September 30, 2013 and 2012, respectively. The reduction of net income is the result of a decline in kitchenware sales and reduced margins on aluminum sales, which was partially offset by a recovery of value-added taxes (including interest thereon). This recovery resulted in an increase of $0.7 million in the equity in earnings of Vasconia for the nine months ended September 30, 2013. Equity in losses of GSI was $0.4 million for the nine months ended September 30, 2013 and $0.2 million for the nine months ended September 30, 2012.

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

At September 30, 2013, borrowings outstanding under the Revolving Credit Facility were $65.1 million and open letters of credit were $1.1 million. Availability under the Revolving Credit Facility was approximately $102.2 million, or 58.4% of the total loan commitment at September 30, 2013.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at September 30, 2013 ranged from 2.4375% to 4.50%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

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

Senior Secured Term Loan

The Company has a second lien credit agreement (the “Senior Secured Term Loan”), which matures on July 27, 2018, with JPMorgan Chase Bank, N.A. At September 30, 2013, the Senior Secured Term Loan balance was $31.5 million.

The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%. The Company is a party to an interest rate swap agreement with a notional amount of $30.6 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreement commenced in March 2013 and expires in June 2018, and the notional amount amortizes over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBOR Rate. In March 2013, based on the interest rate swap agreement, the Company commenced payment of interest at a fixed annual rate of 6.05%.

The Senior Secured Term Loan provides that for any four consecutive fiscal quarters, (x) if EBITDA (as defined) is less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA shall not exceed 3.0 to 1.0 and (y) EBITDA shall not be less than $30.0 million. Capital expenditures are limited and for the year ended December 31, 2013, such limit is $9.0 million. The Senior Secured Term Loan provides for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Further, the Senior Secured Term Loan provides that the Company shall maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and Revolving Credit Facility at September 30, 2013.

The following is the Company’s Consolidated EBITDA for the four quarters ended September 30, 2013:

Consolidated EBITDA
(in thousands)

Three months ended September 30, 2013	$15,067
Three months ended June 30, 2013	4,321
Three months ended March 31, 2013	3,079
Three months ended December 31, 2012	17,868

Total for the four quarters(1)	$40,335

Note:

(1)	The Company’s Revolving Credit Facility and Senior Secured Term Loan provide that EBITDA shall be calculated to include certain permitted adjustments. The Consolidated EBITDA inclusive of such permitted adjustments amounted to $42.9 million for the four quarters ended September 30, 2013.

Capital expenditures for the nine months ended September 30, 2013 were $2.8 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income as reported to Consolidated EBITDA for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss) as reported	$1,093	$3,890	$(107)	$5,793
Subtract out:
Undistributed equity (earnings) losses, net	5,452	(695)	5,686	(1,201)
Add back:
Income tax provision	3,869	1,930	2,993	2,612
Interest expense	1,280	1,271	3,591	4,644
Loss on early retirement of debt	—	1,015	—	1,363
Intangible asset impairment	—	1,069	—	1,069
Depreciation and amortization	2,517	2,409	7,707	6,878
Stock compensation expense	738	679	2,131	2,131
Permitted acquisition related expenses	39	—	99	85
Restructuring Expenses	79	—	367	—

Consolidated EBITDA	$15,067	$11,568	$22,467	$23,374

Operating activities

Cash provided by operating activities was $5.8 million for the nine months ended September 30, 2013 as compared to cash used of $7.9 million for the corresponding period in 2012. The increase was primarily attributable to the collection of more accounts receivable in the 2013 period as compared to the 2012 period and fewer payments of accounts payable and accrued expenses in the 2013 period as compared to the 2012 period.

Investing activities

Cash used in investing activities was $2.8 million for the nine months ended September 30, 2013 as compared to $3.4 million for the 2012 period.

Financing activities

Cash used in financing activities was $2.8 million for the nine months ended September 30, 2013 as compared to cash provided by financing activities of $10.5 million for the 2012 period. The Company provided cash flows from operations from net proceeds from borrowings of $0.6 million of debt in the 2013 period as compared to net proceeds from borrowings of $11.0 million in the 2012 period. In addition, the Company repurchased $3.2 million of the Company’s common stock during the 2013 period.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the nine months ended June 30, 2013, the Company repurchased 245,575 shares under the April 2013 authorization for a total cost of $3.2 million and thereafter retired the shares.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2013, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property during September 2013. The Company granted such access and further EPA investigation is pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No shares were purchased during the three months ended September 30, 2013.

Item 6. Exhibits

Exhibit No.

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)**

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to the Registrant’s Form 8-K dated June 13, 2013)**

10.1	Amendment No. 2 to Senior Secured Credit Agreement, dated as of June 21, 2013, among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party thereto, the financial institutions party thereto as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to the Registrant’s Form 8-K date June 27, 2013)**

10.2	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of June 21, 2013, by and among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Registrant’s Form 8-K date June 27, 2013)**

10.3	Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a co-collateral agent, and HSBC Business Credit (USA) Inc., as syndication agent and a co-collateral agent, with exhibits***

10.4	Amended and Restated Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc., the Foreign Subsidiary Borrowers parties thereto, the Other Loan Parties hereto, the Lenders party hereto JP Morgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent***

10.5	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 27, 2012, by and among Lifetime Brands, Inc., the financial institutions party hereto as Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent***

10.6	Senior Secured Credit Agreement, dated as of July 27, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent***

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to the Registrant’s Form 10-Q dated September, 30 2008)**

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

101	Interactive data files pursuant to Rule 405 of Regulation S-T. The following materials from Lifetime Brands, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Condensed Consolidated Statement of Cash Flows (unaudited), and (v) Notes to the Unaudited Condensed Consolidated Financial Statements***

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	November 8, 2013
Jeffrey Siegel
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Laurence Winoker	November 8, 2013
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)