Form 10-K
period 2013-12-31
LIFETIME BRANDS, INC
filed 2014-03-17
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of 9,767,007 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $131,756,924. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and should not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of March 14, 2014 was 13,361,610.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

LIFETIME BRANDS, INC.

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries) contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning the Company’s and its subsidiaries’ plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 1 of Part I and Item 7 of Part II, respectively. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “seeks,” “potential” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

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

WHERE YOU CAN FIND OTHER INFORMATION

The Company is required to file its annual reports on Forms 10-K and quarterly reports on Forms 10-Q, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the “SEC”). The Company also maintains a website at http://www.lifetimebrands.com. Information contained on this website is not a part of or incorporated by reference into this report. The Company makes available on its website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these reports are filed with or furnished to the SEC. Users can access these reports free of charge on the Company’s website. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information may be obtained with respect to the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company’s electronic filings with the SEC at http://www.sec.gov.

PART I

Item 1. Business

OVERVIEW

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company, or through retailers’ private labels. The Company sells its products to retailers and distributors and sells a limited selection of its products directly to consumers through its Internet websites. The Company primarily targets moderate price points through every major level of trade and generally markets several lines within each of its product categories under more than one brand. At the heart of the Company is a culture of innovation. The Company brought over 3,500 new or redesigned products to market in 2013 and expects to bring to market over 4,000 new or redesigned products in 2014.

The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware, bakeware and novelty housewares) and Tableware (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (pantryware, spices, food storage and home décor).

The Company sources almost all of its products from suppliers located outside the United States, primarily in the People’s Republic of China. The Company manufactures its sterling silver products at a leased facility in San Germán, Puerto Rico and fills containers with spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

The Company has expanded its presence in international markets through investments in various companies that operate outside of the United States. In 2007, the Company acquired a 30% equity interest in Grupo Vasconia, S.A.B. (“Vasconia”), an aluminum manufacturer and housewares company based in Mexico. In January 2008, the Company entered into a strategic alliance to distribute products in Canada. In November 2011, the Company acquired 100% of the share capital of each of Creative Tops Holdings Limited and Creative Tops Far East Limited (collectively, “Creative Tops”). Creative Tops is a UK-based supplier of private label and branded tableware and kitchenware products. In December 2011, the Company acquired a 40% equity interest in GS Internacional S/A (“GSI”). GSI is a wholesale distributor of branded housewares products in Brazil. GSI markets dinnerware, glassware, home décor, kitchenware and barware to customers, including major department stores, housewares retailers and independent shops throughout Brazil. In January 2011, the Company, together with Vasconia and unaffiliated partners, formed a joint venture based in Hong Kong that supplies imported kitchenware products to retailers in North, Central and South America. The Company also has a joint venture, since February 2012 with a Chinese corporation, to distribute Mikasa® products in China.

In December 2012, the Company acquired Fred® and Friends, a business which designs and markets novelty housewares and other products under the Fred® brand. The acquisition resulted in an expansion of the Company’s Kitchenware product category to include innovative kitchen tools, tableware accessories, party goods, personal accessories and other products.

In January 2014, the Company acquired Thomas Plant (Birmingham) Limited (“Thomas Plant” or “Kitchen Craft”). Kitchen Craft is a leading supplier of kitchenware products and accessories in the United Kingdom. The acquisition will allow the Company to complement its existing global presence and expand the global resources of its retail partners.

In February 2014, the Company acquired the business and certain assets of Built NY, a designer and distributor of brightly colored, uniquely patterned Neoprene products, including bags, totes, cases and sleeves.

In March 2014, the Company acquired the business and certain assets of La Cafetière, including exclusive distribution rights. La Cafetière designs and distributes products to brew and serve coffee and tea. Its products are marketed worldwide under the La Cafetière® and Randwyck® brands.

The Company continually evaluates opportunities to expand the reach of its brands and to invest in other companies that operate principally outside the United States. These opportunities involve risks as the industry and foreign markets may not evolve as anticipated and the Company’s objectives may not be achieved.

The Company is a Delaware corporation, incorporated on December 22, 1983.

The Company’s top brands and their respective product categories are:

Brand	Licensed/Owned	Product Category

KitchenAid®	Licensed	Kitchenware

Farberware®	Licensed*	Kitchenware

Mikasa®	Owned	Tableware and Home Solutions

Pfaltzgraff®	Owned	Tableware and Home Solutions

Kamenstein®	Owned	Home Solutions

Fred®	Owned	Kitchenware

Towle®	Owned	Tableware

Melannco®	Owned	Home Solutions

Elements®	Owned	Home Solutions

Wallace Silversmiths®	Owned	Tableware and Home Solutions

*	The Company has a 183 year royalty free license to utilize the Farberware® brand for kitchenware and tableware products.

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers and Internet retailers.

BUSINESS SEGMENTS

The Company operates in two business segments: the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment in which the Company markets and sells a limited selection of its products through its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and The English Table Internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations.

Additional information regarding the Company’s reportable segments is included in Note J of the Notes to the Consolidated Financial Statements included in Item 15.

CUSTOMERS

The Company’s products are sold globally to a diverse customer base including mass merchants (such as Wal-Mart and Target), specialty stores (such as Bed Bath & Beyond and Dunelm), national chains (such as Kohl’s), department stores (such as Macy’s and Bon-Ton), warehouse clubs (such as Costco and Sam’s Club), supermarkets (such as Stop & Shop, Kroger, Tesco and Sainsbury’s), off-price retailers (such as TJX Companies, Ross Stores and Big Lots) and Internet retailers (such as Amazon.com).

The Company also operates its own Internet sites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly from the Company.

During the years ended December 31, 2013, 2012 and 2011, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for 15%, 16% and 15% of consolidated net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during these periods.

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

DESIGN AND INNOVATION

At the heart of the Company is a culture of innovation and new product development. The Company’s in-house design and development teams currently consist of 103 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.

SOURCES OF SUPPLY

The Company sources its products from over 400 suppliers. Most of the Company’s suppliers are located in the People’s Republic of China. The Company also sources products from suppliers in Hong Kong, the United States, Japan, Vietnam, Indonesia, Malaysia, Taiwan, Slovakia, Korea, India, the Czech Republic, Portugal, Thailand, Slovenia, Poland, Germany, United Kingdom, Italy, Netherlands, France, Turkey and Israel. The Company orders products substantially in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.

MANUFACTURING

The Company manufactures its sterling silver products at its leased manufacturing facility in San Germán, Puerto Rico and fills containers with spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

COMPETITION

The markets for kitchenware, tableware and other products used in the home including home décor products are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products to retailers are innovative products, brand, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability, prompt delivery and selling price.

PATENTS

The Company owns approximately 105 design and utility patents. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company’s business.

BACKLOG

Backlog is not material to the Company’s business, because actual confirmed orders from the Company’s customers are typically received within close proximity to the required shipment dates.

EMPLOYEES

At December 31, 2013, the Company had a total of 1,247 full-time employees, of whom 210 are located in Asia and 128 in Europe. In addition, the Company employed 48 people on a part-time basis, predominately in Corporate Marketing/Sales Support. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union. The Company considers its employee relations to be good.

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

GEOGRAPHIC INFORMATION

Geographic information concerning the Company’s revenues and long-lived assets is contained in Note J of the Notes to the Consolidated Financial Statements included in Item 15 of this report.

Item 1A. Risk Factors

The Company’s businesses, operations and financial condition are subject to various risks. The Company’s business, financial condition or results of operation could be significantly affected by the risk below or additional risks not presently known to the Company or by risks that the Company presently deems immaterial such as changes in the economy, disruptions due to terrorist activity or manmade or natural disasters, or changes in law or accounting standards. The risks and uncertainties described below are those that the Company considers material.

The Company has substantial indebtedness and is highly seasonal.

The Company has substantial indebtedness and depends upon its bank loan facilities to finance its liquidity needs. In addition the Company’s business is seasonal and therefore, its borrowing needs fluctuate. The Company’s loan agreements have financial maintenance covenants which, if not maintained, could result in default and the acceleration of the Company’s indebtedness. The Company’s loan agreements also contain other restrictions, including limitations on acquisitions and indebtedness, that could restrict the Company in operating its business, including execution of its strategic plan. In January 2014, the Company entered into a Second Amended and Restated Credit Agreement which provides for, among other things, an extension of the maturity of the $175.0 million Revolving Credit Facility (defined below) to January 11, 2019 and a new Term Loan of $50.0 million. The new Term Loan has mandatory amortization and an excess cash flow requirement, as defined.

The Company’s business may be materially affected by market conditions and by global and economic conditions and other factors beyond its control.

The Company’s performance is affected by general economic factors, the strength of retail economies and political conditions that are beyond its control. Retail economies are impacted by factors such as consumer demand and the condition of the retail industry, which in turn, is effected by general economic factors. These general economic factors include, among other factors:

•	Recession, inflation, deflation, unemployment and other factors adversely affecting consumer spending patterns generally;

•	Conditions affecting the retail environment for the home and other matters that influence consumer spending in the home retail industry specifically;

•	Housing markets;

•	Consumer credit availability and consumer debt levels;

•	Material input costs, including fuel and energy costs and labor cost inflation;

•	Foreign currency translation;

•	Interest rates;

•	Government policies including tax policies relating to value-added taxes, import and export duties and quotas, anti-dumping regulations and related tariffs and social compliance standards;

•	The impact of natural disasters and terrorist activities;

•	Unfavorable economic conditions in the United States, the United Kingdom and elsewhere; and

•	Unstable economic and political conditions, civil unrest and political activism, particularly in Asia.

The Company’s international operations present special challenges that it may not be able to meet, and this could adversely affect the Company’s financial results.

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

The Company’s growth has, to a material extent, depended upon acquisitions and its strategy is likely to continue to involve acquisitions. If it is unable to manage its acquisitions effectively, the business may be materially harmed.

The Company has achieved growth through investments and acquisitions. There can be no assurance that the Company will continue to be able to successfully integrate these businesses or identify and integrate future acquisitions into its existing business without substantial costs, delays or other operational or financial difficulties. Additionally, the Company makes certain assumptions based on the information provided by potential acquisition candidates and also conducts due diligence to ensure the information provided is accurate and based on reasonable assumptions. However, the Company may be unable to realize the anticipated benefits from an acquisition or predict accurately how an acquisition will ultimately affect the business, financial condition or results of operations. Failure of these businesses to achieve expected results, the diversion of the Company’s management’s attention and the failure to retain key personnel at these businesses could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s borrowings are subject to interest rate fluctuations and an increase in interest rates could adversely affect the Company’s financial results.

The Company’s borrowings bear interest at floating rates. An increase in interest rates would adversely affect the Company’s profitability. The Company has entered into interest rate swap agreements to manage interest rate exposure in connection with a portion of its variable interest rate borrowings. To the extent that the Company’s access to credit may be restricted because of its own performance, its bank lenders’ performances or conditions in the capital markets generally, the Company would not be able to operate normally.

The Company faces intense competition from other companies worldwide.

The markets for the Company’s products are intensely competitive. The Company competes with many other suppliers, some of which are larger than the Company, have greater financial and other resources or employ brands that are more established, have greater consumer recognition or are more favorably perceived by consumers or retailers than the Company’s brands.

Changes in the Company’s customer purchasing practices could adversely affect the Company’s operating results.

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

Retailers place great emphasis on timely delivery of products for specific selling seasons, especially during our third fiscal quarter, and on the fulfillment of consumer demand throughout the year. The Company cannot control all of the various factors that might affect product delivery to retailers. Failure to deliver products to the Company’s retailers in a timely and effective manner, often under special vendor requirements to use specific carriers and delivery schedules, could damage the Company’s reputation and brands and result in loss of customers or reduced orders.

Changes at the Company’s largest customers could adversely affect the Company’s operating results.

In 2013, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore) accounted for 15% of the Company’s net sales. A material reduction in purchases by Wal-Mart Stores, Inc. could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by Wal-Mart Stores, Inc. that would cause the Company to materially reduce the price of the Company’s products could result in reductions of the Company’s operating margin. Reduced sales by Wal-Mart Stores, Inc. for reasons, affecting it or the retail industry generally, may also result in reduced demand by Wal-Mart Stores, Inc. for the Company’s products. The concentration of the Company’s business with Wal-Mart Stores, Inc. extends to its international businesses, including Vasconia in Mexico and its strategic alliance in Canada, due to the market presence of Wal-Mart Stores, Inc. in these foreign countries. The Company has other significant customers, which account for less than 10% of sales, but the loss of which could have a significant effect on the Company’s business and operating results. Changes in purchasing practice of or decline in the financial condition of Wal-Mart Stores, Inc. or these other companies may have an adverse impact on the Company’s business, revenue and operating results. Further, with the continuing trend of consolidation in the retail industry, the ability of the Company’s largest customers to continue to purchase from the Company is always subject to risk. Consolidation also has the effect of increasing the bargaining power of retailers, as the existing retailers become fewer and larger.

International suppliers subject the Company to regional regulatory, political, economic and foreign currency exchange risk which could adversely affect the Company’s operating results.

The Company sources its products from suppliers located in Asia, Europe and the United States. The Company’s Asia vendors are located primarily in the People’s Republic of China, which subjects the Company to various risks within the region including regulatory, political, economic and foreign currency changes. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China. Labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and there can be no assurance that labor will continue to be available to the Company in China at costs consistent with historical levels or that changes in labor or other laws will not be enacted which would have a material adverse effect on the Company’s operations in China. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.

Changes in currency exchange rates might negatively affect the profitability and business prospects of the Company and its overseas vendors. The Company does not have access to its vendors’ financial information and is unable to assess its vendors’ financial conditions including their liquidity.

The Company’s international trade subjects it to transportation risks.

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

The loss of certain licenses or material changes in royalty rates could adversely affect the Company’s operating margin.

Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. Several of these license agreements are subject to termination by the licensor. The loss of certain licenses or a material increase in the royalty rates the Company pays under such licenses upon renewal could result in a reduction of the Company’s operating margin.

The Company operates in a regulated environment that imposes significant compliance requirements. Non-compliance with these requirements could subject the Company to sanctions and adversely affect the Company’s business.

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

The Company sells consumer products which involve an inherent risk of product liability claims.

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

A failure in the Company’s operating systems or infrastructure or those of third parties, could disrupt the Company’s business, result in the disclosure of confidential information and cause losses.

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

The Company’s brands are subject to reputational risks.

The consumer goods industry is by its nature more prone to reputational risks than other industries. This has been compounded in recent years by the free flow of unverified information on the Internet and, in particular, on social media websites. Actual or perceived negative commentary on the Company’s products could subject the Company to reputational risks related to its brands.

The Company is subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.

The Company employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding the Company’s customers, employees and others, including credit card information and personal identification information. The Company has made significant efforts to secure its computer network to mitigate the risk of possible cyber-attacks. However, the Company’s computer network could be compromised which could impact operations and confidential information could be misappropriated. This could lead to adverse publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third-parties for damages which could adversely impact profits.

In addition, although the Company’s systems and procedures comply with Payment Card Industry (“PCI”) data security standards, failure by the Company to maintain compliance with the PCI requirements or rectify a security issue could result in fines and the imposition of restrictions on the Company’s ability to accept credit cards.

If the Company is unable to attract and maintain its highly skilled personnel the Company’s business could be adversely affected.

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

The Company self-insures a substantial portion of the costs of employee healthcare and workers compensation. This could result in higher volatility in the Company’s earnings and exposes the Company to higher financial risks. The U.S. federal healthcare legislation, which came into effect in 2013, contains provisions which could materially impact the Company’s future healthcare costs. Changes in the law for 2014, including the imposition of a penalty on individuals who do not obtain healthcare coverage, may result in employees who are currently eligible but elect not to participate in the Company’s healthcare plans now finding it more advantageous to do so, which may increase the Company’s healthcare costs. It is also possible that making changes or failing to make changes in the healthcare plans the Company offers will make the Company less attractive to its current or potential employees. Implementing the requirements of the Affordable Care Act is also likely to impose some additional administrative costs on the Company.

Interruptions in the Company’s operations caused by outside forces could cause material losses.

The Company’s worldwide operations could be subject to natural and man-made disasters, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, conflicts, acts of terrorism, health epidemics and other business interruptions. The occurrence of any of these business disruptions could seriously harm the Company’s business, revenue and financial condition and increase the Company’s costs and expenses. If the Company’s or its manufacturers’ warehousing facilities or transportation facilities are damaged or destroyed, the Company would be unable to distribute products on a timely basis, which could harm the Company’s business. The Company’s back-up operations may be inadequate, and the Company’s business interruption insurance may not be enough to compensate for any losses that may occur.

Demand for new products and the inability to develop and introduce new competitive products at favorable profit margins could adversely affect the Company’s performance and prospects for future growth.

The uncertainties associated with developing and introducing new products, such as the market demands and the costs of development and production, may impede the successful development and introduction of new products. Acceptance of the new products may not meet sales expectations due to several factors, such as the Company’s failure to accurately predict market demand or its inability to resolve technical issues in a timely and cost-effective manner. Additionally, the inability to develop new products on a timely basis could result in the loss of business to competitors.

The Company’s product costs are subject to a high degree of price fluctuation.

Various commodities comprise the raw materials used to manufacture of the Company’s products. The prices of these commodities have historically fluctuated on a cyclical basis and have often depended on a variety of factors over which the Company has no control. The cost of producing the Company’s products is also sensitive to labor costs. The selling prices of the Company’s products have not always increased in response to raw material, labor or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to pass increased costs through to its customers could materially and adversely affect its financial condition or results of operations.

The Company’s projections of product demand, sales and net income are highly subjective in nature and the Company’s future sales and net income could vary in a material amount from the Company’s projections.

From time to time, the Company may provide projections to our shareholders, lenders, investment community, and other stakeholders of our future sales and net income. Since the Company does not have long-term purchase commitments from customers and the customer order and ship process is very short, it is difficult for us to accurately predict the demand for many of the Company’s products, or the amount and timing of our future sales and related net income. The Company’s projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant. These projections are highly subjective since sales can fluctuate substantially based on the demands of their retail customers and due to other risks described in this report. Additionally, changes in retailer inventory management strategies could make the Company’s inventory management more difficult. Because the Company’s ability to forecast product demand and the timing of related sales includes significant subjective input, future sales and net income could vary materially from the Company’s projections.

Large sophisticated customers may take actions that adversely affect the Company’s gross profit and results of operations.

In recent years, there is a consumer trend away from traditional grocery and drugstore channels and toward mass merchandisers, which includes super centers and warehouse club stores. This trend has resulted in the increased size and influence of these mass merchandisers. Additionally, these mass merchandisers source and sell products under their own private label brands that compete with the Company’s products. As mass merchandisers grow larger and become more sophisticated, they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If the Company does not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from the Company. A reduction in the demand for our products by these mass merchandisers and the costs of complying with customer business demands could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may not be able to adequately address the additional review and disclosure required in respect of “Conflict Minerals.”

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains regulations concerning the supply of conflict minerals originating from the Democratic Republic of Congo and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use such “conflict minerals.” These new requirements will require due diligence efforts, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including the costs of investigations to determine the sources of raw materials used in the Company’s products and the costs of any changes to products, processes or sources of supply as a consequence of the results of such investigations. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in the Company’s products. As there may be only a limited number of suppliers offering these materials “conflict free,” the Company cannot ensure that it will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Also, the Company may face reputational challenges if it determines that certain of its products contain minerals not determined to be “conflict free” or if it is unable to sufficiently verify the origins for all “conflict minerals” used in its products through the procedures it may implement.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the principal properties at which the Company operates its business at December 31, 2013:

Location	Description	Size (square feet)	Owned/ Leased
Fontana, California	Principal West Coast warehouse and distribution facility	753,000	Leased
Robbinsville, New Jersey	Principal East Coast warehouse and distribution facility	700,000	Leased
Winchendon, Massachusetts	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York	Corporate headquarters/main showroom	146,000	Leased
Corby, England	Offices, showroom, warehouse and distribution facility	145,000	Leased
Medford, Massachusetts	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico	Sterling silver manufacturing facility	55,000	Leased
Cumberland, Rhode Island	Offices	34,000	Leased
Shanghai, China	Offices	22,000	Leased
Guangzhou, China	Offices	18,000	Leased
New York, New York	Showrooms	17,000	Leased
York, Pennsylvania	Offices	14,000	Leased
Atlanta, Georgia	Showrooms	11,000	Leased
Kowloon, Hong Kong	Offices and showrooms	9,000	Leased
Bentonville, Arkansas	Offices and showroom	7,000	Leased
Menomonee Falls, Wisconsin	Showroom	4,000	Leased

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

	2013		2012
	High	Low	High	Low
First quarter	$13.00	$10.28	$12.95	$10.30
Second quarter	13.75	11.11	12.77	10.11
Third quarter	16.35	13.50	13.31	10.72
Fourth quarter	16.35	13.80	12.58	9.00

At December 31, 2013, the Company estimates that there were approximately 2,021 beneficial holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2013.

In March 2011, the Company determined that it would resume paying cash dividends on its outstanding shares of common stock, which was suspended in February 2009. In the last two fiscal years, the Board of Directors declared a dividend of $0.025 per share payable on February 15, 2012, May 15, 2012, August 15, 2012, November 15, 2012, February 15, 2013, a dividend of $0.03125 per share payable on May 15, 2013, August 15, 2013 and November 15, 2013 and a dividend of $0.0375 per share payable on February 14, 2014. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

The following table summarizes the Company’s equity compensation plan as of December 31, 2013:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance
Equity compensation plan approved by security holders	2,371,650	$12.75	643,073
Equity compensation plan not approved by security holders	—	—	—

Total	2,371,650	$12.75	643,073

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	NASDAQ Market Index
12/31/2008	$100.00	$100.00	$100.00
12/31/2009	201.98	178.53	145.34
12/31/2010	396.61	212.44	171.70
12/31/2011	345.41	196.43	170.34
12/31/2012	305.70	290.18	200.57
12/31/2013	457.29	445.84	281.14

Note:

(1)	The chart assumes $100 was invested on January 1, 2009 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2009, 2010, 2011, 2012 and 2013. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not the chart is prepared before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing. A list of the companies included in the Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 has been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data at December 31, 2011, 2010 and 2009 have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010(2)	2009
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1)
Net sales	$502,721	$486,842	$444,418	$443,171	$415,040
Cost of sales	315,459	310,054	282,058	273,774	257,839
Distribution expenses	44,364	44,046	43,882	44,570	43,329
Selling, general and administrative expenses	114,345	104,338	93,894	95,044	95,647
Intangible asset impairment	—	1,069	—	—	—
Restructuring expenses	367	—	—	—	2,616

Income from operations	28,186	27,335	24,584	29,783	15,609
Interest expense	(4,847)	(5,898)	(7,758)	(9,351)	(13,185)
Loss on early retirement of debt	(102)	(1,363)	—	(764)	—

Income before income taxes, equity in earnings and extraordinary item	23,237	20,074	16,826	19,668	2,424
Income tax provision	(9,175)	(5,208)	(6,122)	(4,602)	(1,880)
Equity in (losses) earnings, net of taxes (3)	(4,781)	6,081	3,362	2,718	2,171

Income before extraordinary item	9,281	20,947	14,066	17,784	2,715
Extraordinary item, net of taxes	—	—	—	2,477	—

Net income	$9,281	$20,947	$14,066	$20,261	$2,715

Basic income per common share before extraordinary item	$0.73	$1.67	$1.16	$1.48	$0.23
Basic income per common share of extraordinary item	—	—	—	0.20	—

Basic income per common share	$0.73	$1.67	$1.16	$1.68	$0.23

Weighted-average shares outstanding—basic	12,757	12,511	12,128	12,036	12,009

Diluted income per common share before extraordinary item	$0.71	$1.64	$1.12	$1.44	$0.22
Diluted income per common share of extraordinary item	—	—	—	0.20	—

Diluted income per common share	$0.71	$1.64	$1.12	$1.64	$0.22

Weighted-average shares outstanding—diluted	13,043	12,810	12,529	12,376	12,075

Cash dividends declared per common share	$0.13125	$0.125	$0.075	$—	$—

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
BALANCE SHEET DATA(1)
Current assets	$214,676	$212,759	$198,797	$182,253	$173,850
Current liabilities	69,494	66,899	69,962	60,512	77,210
Working capital	145,182	145,860	128,835	121,741	96,640
Total assets	336,739	348,797	318,745	277,586	276,723
Short-term borrowings	3,937	11,375	15,000	4,100	24,601
Long-term debt	65,919	84,593	82,625	50,000	—
Convertible senior notes	—	—	—	23,557	70,527
Stockholders’ equity	180,905	172,230	146,175	127,606	104,012

Notes:

(1)	Investments and acquisitions of the following, in the respective years noted, affect the comparability of the periods: the acquisition of Creative Tops in November 2011, a 40% equity investment in GS Internacional S/A (“GSI”) in December 2011 and the acquisition of Fred® & Friends in December 2012.
(2)	In 2010, the Company recorded an extraordinary gain of $2.5 million as a result of the elimination of the negative goodwill recorded in conjunction with the purchase of the business and certain assets of Mikasa®, Inc.
(3)	In 2012, the Company recorded a gain of $4.1 million within equity in earnings related to Vasconia’s purchase of Almexa and in 2013, the Company recorded a charge of $5.0 million, net of tax for the reduction of the fair value of the Company’s investment in Vasconia.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the Company and notes thereto set forth in Item 15. This discussion contains forward-looking statements relating to future events and the future performance of the Company based on the Company’s current expectations, assumptions, estimates and projections about it and the Company’s industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this Annual Report including those discussed on pages 2-3 of this Annual Report under “Disclosures regarding Forward-Looking Statements” and under Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures Regarding Market Risk.”. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware, bakeware and novelty housewares) and Tableware (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (pantryware, spices, food storage and home décor). In 2013, Kitchenware products and Tableware products accounted for approximately 89% of the Company’s wholesale net sales and 86% of its consolidated net sales, as compared with 80% and 76%, respectively, in 2012.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate to premium price points through every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of the leading brands in its industry including KitchenAid®, Farberware®, Mikasa®, Pfaltzgraff®, Kamenstein®, Fred®, Towle®, Melannco®, Elements® and Wallace Silversmiths®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

BUSINESS SEGMENTS

The Company operates in two reportable business segments: the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and The English Table Internet websites. The operating results of Fred® & Friends are included in the Wholesale segment from December 20, 2012, the date it was acquired by the Company.

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

The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $(4.0) million, $6.9 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Equity in losses in 2013 includes a charge of $5.0 million, net of tax, for the reduction in its fair value, as discussed in the following paragraph. Equity in earnings of Vasconia in 2012 includes $4.1 million related to the Company’s portion of a bargain purchase gain recognized by Vasconia on its purchase of Almexa, an aluminum mill and manufacturer of aluminum foil, a $1.1 million tax benefit realized in the period and the reduction of the investment to fair value of $1.3 million, net of tax.

In 2013, as a result of a decline in the quoted stock price and the 2013 quarterly decline in the operating results of Vasconia, the carrying amount of the Company’s investment in Vasconia exceeded its fair value and, therefore, the Company reduced its investment value by $5.0 million during the year ended December 31, 2013, net of tax, to its fair value.

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

In February 2012, the Company entered into Grand Venture Holdings Limited (“Grand Venture”), a joint venture with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment by the Company of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentage. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss in equity in earnings in the Company’s consolidated statements of operations.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2013, 2012 and 2011, net sales for the third and fourth quarters accounted for 61%, 58% and 59%, of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

IMPACT OF INFLATION

Inflation rates in the United States and in major foreign countries where the Company operations have not had a significant impact on its results of operations or financial position during 2013, 2012, or 2011. The Company will continue its practice of monitoring costs and adjusting prices, accordingly.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLE

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test described in ASC Topic No. 350, Intangibles – Goodwill and Other. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 2013, the Company adopted ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. In connection with the adoption of this standard, the Company added additional disclosure about the Company’s accumulated other comprehensive income to Note M of its financial statements.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.8	63.7	63.5

Gross margin	37.2	36.3	36.5
Distribution expenses	8.8	9.0	9.9
Selling, general and administrative expenses	22.7	21.4	21.1
Restructuring	0.1	—	—
Intangible asset impairment	—	0.2	—

Income from operations	5.6	5.7	5.5
Interest expense	(1.0)	(1.2)	(1.7)
Loss on early retirement of debt	—	(0.3)	—

Income before income taxes and equity in earnings	4.6	4.2	3.8
Income tax provision	(1.8)	(1.1)	(1.4)
Equity in (losses) earnings, net of taxes	(1.0)	1.2	0.8

Net income	1.8%	4.3%	3.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2013 COMPARED TO 2012

Net Sales

Net sales for the year 2013 were $502.7 million, an increase of 3.3%, compared to net sales of $486.8 million in 2012. The increase was primarily the result of the inclusion of the net sales of Fred® & Friends, which was acquired in December 2012.

Net sales for the Wholesale segment in 2013 were $483.1 million, an increase of $18.3 million, or 3.9%, as compared to net sales of $464.8 million in 2012. Net sales for the Company’s Kitchenware product category in 2013 were $281.2 million, an increase of $25.1 million, or 9.8%, as compared to net sales of $256.1 million in 2012. Net sales for the Company’s Kitchenware product category included $19.5 million of net sales for the year ended December 31, 2013 from Fred® & Friends as compared to $0.2 million from Fred® & Friends in 2012. The increase in the Company’s Kitchenware product category was primarily attributable to successful new cutlery programs and new kitchen tools and gadgets programs throughout the year. Net sales for the Company’s Tableware product category in 2013 were $149.0 million, a decrease of $7.5 million, or 4.8%, as compared to net sales of $156.5 million for 2012. The Tableware product category sales decrease reflects a decline in luxury tableware sales and a $3.7 million decrease in net sales at Creative Tops due to the impact of higher duties imposed by the European Union. Sales at Creative Tops increased in the fourth quarter of 2013 as customers in the European Union adjusted to the increased pricing resulting from duty rates. Net sales for the Company’s Home Solutions products category in 2013 were $52.9 million, an increase of $0.7 million, or 1.3%, as compared to net sales of $52.2 million in 2012. The increase in sales for the Company’s Home Solutions product category was primarily due to new pantryware programs, larger seasonal programs related to wall décor and lighting products in the second half of 2013, which offset reduced sales in the first half of the year resulting from a decline in close out activity and lower volume at a major warehouse club in the first quarter.

Net sales for the Retail Direct segment in 2013 were $20.7 million, a decrease of $1.3 million, or 5.9%, as compared to $22.0 million for 2013. The decrease was primarily attributable to a reduction in promotional activities in 2013.

In 2013, the Company recorded a non-operating adjustment of $1.1 million to reduce accounts receivable for previously issued credits within the Retail Direct business which related to 2010 and earlier periods.

Gross margin

Gross margin for 2013 was $187.3 million, or 37.2%, as compared to $176.8 million, or 36.3%, for the corresponding period in 2012.

Gross margin for the Wholesale segment was 36.0% for 2013 as compared to 34.8% for 2012. Gross margin may be expected to fluctuate from period to period based on a number of factors, including product mix and customer mix. The increase in gross margin was the result of the inclusion of Fred® & Friends which was acquired in December 2012.

Gross margin for the Retail Direct segment was 68.8% for 2013 as compared to 68.6% for 2012. The increase in gross margin reflects reduced discounting of dinnerware in 2013 principally from the elimination of the use of multiple coupons for one transaction.

Distribution expenses

Distribution expenses for 2013 were $44.4 million as compared to $44.0 million for 2012. Distribution expenses as a percentage of net sales were 8.8% in 2013 and 9.0% in 2012.

Distribution expenses as a percentage of sales shipped from the Company’s warehouses located in the United States for the Wholesale segment were 8.8% for 2013 as compared to 8.9% for 2012. The decrease primarily reflects labor efficiencies and improved labor management which reduced headcount in the distribution facilities in 2013. Additionally, the closure of the Fred® & Friends distribution center reduced the related distribution expenses.

Distribution expenses as a percentage of net sales for the Retail Direct segment were 29.6% for 2013 compared to 28.9% for 2012. The increase was due to declining sales relative to fixed expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for 2013 were $114.3 million, an increase of $10.0 million, or 9.6%, as compared to $104.3 million for 2012.

SG&A expenses for 2013 for the Wholesale segment were $91.3 million, an increase of $8.9 million, or 10.8%, as compared to $82.4 million in 2012. As a percentage of net sales, SG&A expenses were 18.9% for 2013 compared to 17.7% for 2012. The increase was due to the inclusion of Fred® & Friends and an increase in selling expenses, such as trade show expenses and employee related expenses.

SG&A expenses for 2013 for the Retail Direct segment were $8.2 million compared to $8.3 million for 2012.

Unallocated corporate expenses for 2013 and 2012 were $14.9 and $13.6 million, respectively, due to an increase in professional fees.

Restructuring expenses

Restructuring expenses for 2013 were $0.4 million. The expenses resulted from the planned closure of the Fred® & Friends distribution center which included the elimination of certain employee positions in the third quarter of 2013.

Intangible asset impairment

During the year ended December 31, 2012, the Company’s home décor products category experienced a significant decline in sales. The Company believes the most significant factor was the reduction in retail space allocated to the category which has also contributed to pricing pressure. While the Company believed this market condition was not permanent, following a strategic review of the business, it decided to re-brand a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names. As a result of these factors, the Company recorded an impairment charge of $1.1 million in its statement of operations for the year ended December 31, 2012, which reduced the book value of its Elements® trade name.

Interest expense

Interest expense for 2013 was $4.8 million as compared to $5.9 million for 2012. The decrease in interest expense was attributable to lower average interest rates and lower average borrowings in 2013 as compared to 2012.

Loss on early retirement of debt

In December 2013, the Company repaid a portion of its senior secured credit agreement. In connection with the payoff, the Company wrote off debt issuance costs of $0.1 million. In June and July 2012, the Company repaid its second lien credit agreement. In connection with the payoff, the Company wrote off debt issuance costs of $1.4 million.

Income tax provision

The income tax provision was $9.2 million in 2013 and $5.2 million in 2012. The Company’s effective tax rate for 2013 was 39.5% as compared to 25.9% for 2012. The effective tax rate in 2013 reflects a reduced tax rate in the United Kingdom and an increased tax rate in Puerto Rico. The effective tax rate for 2012 reflects an income tax benefit for a non-cash adjustment to a deferred tax liability of $2.3 million related to an earlier period.

Equity in earnings

The Company’s equity in earnings for 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Equity in earnings of Grupo Vasconia:
Equity earnings before bargain purchase gain, tax benefit and reduction in investment to fair value, net of tax	$1,000	$3,015
Bargain purchase gain in equity in earnings, net of tax	—	4,112
Tax benefit recorded in equity in earnings(1)	—	1,116
Reduction in investment to fair value, net of tax	(5,040)	(1,336)

Equity in (losses) earnings of Grupo Vasconia	(4,040)	6,907
Equity in losses of GSI	(656)	(727)
Equity in losses of other investments	(85)	(99)

	$(4,781)	$6,081

Note:

(1)	Income tax benefit related to the valuation allowance reversal for deferred taxes associated with cumulative foreign currency translation adjustments.

Equity in losses of Vasconia, net of taxes, was $4.0 million for 2013 as compared to equity in earnings of $6.9 million for 2012. Equity in losses in 2013 includes a charge of $5.0 million, net of tax, for the reduction in Vasconia’s fair value. Vasconia reported income from operations for 2013 of $5.4 million compared to $14.6 million for 2012 and net income of $4.3 million in 2013 compared to $34.2 million in 2012. The decrease in net income was due to a decline in kitchenware and aluminum sales and reduced margins on aluminum sales in 2013 and a $22.9 million bargain purchase gain recognized by Vasconia on its purchase of Almexa, an aluminum mill and manufacturer of aluminum foil in 2012.

Equity in earnings for 2013 also includes a loss of $0.7 million from the Company’s 40% equity interest in GSI and losses of $85,000 related to other investments. Equity in earnings for 2012 also includes a loss of $0.7 million from the Company’s 40% equity interest in GSI and losses of $0.1 million related to other investments.

2012 COMPARED TO 2011

Net Sales

Net sales for the year were $486.8 million, an increase of 9.5%, compared to net sales of $444.4 million in 2011. The increase was primarily the result of the inclusion of the net sales of Creative Tops, which was acquired in November 2011.

Net sales for the Wholesale segment in 2012 were $464.8 million, an increase of $43.7 million, or 10.4%, as compared to net sales of $421.1 million in 2011. Net sales included $42.6 million from Creative Tops in 2012 compared to $6.7 million from Creative Tops in 2011. Net sales for the Company’s Kitchenware product category in 2012 were $256.1 million, an increase of $40.4 million, or 18.7%, as compared to net sales of $215.7 million in 2011. The increase in the Company’s Kitchenware product category was primarily attributable to the strength and expansion of certain brands and the introduction of new innovative styles and designs including the new Guy Fieri® line. The Kitchenware category also included $0.2 million of sales from the Fred® & Friends business acquired on December 20, 2012. Net sales for the Company’s Tableware product category in 2012 were $113.9 million, a decrease of $20.7 million, or 15.4%, as compared to net sales of $134.6 million for 2011. The Tableware product category sales decrease was partially attributable to the absence, in the 2012 period, of sales of excess sterling silver finished goods inventory and a major rollout of dinnerware each of which occurred in the 2011 period. In addition, the category experienced weakness at the retail level. Net sales for the Company’s Home Solutions products category in 2012 were $52.2 million, a decrease of $11.9 million, or 18.6%, as compared to net sales of $64.1 million in 2011. The decrease in sales for the Company’s Home Solutions product category was due to weak consumer demand for this category.

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

Selling, general and administrative expenses

SG&A expenses for 2012 were $104.3 million, an increase of $10.4 million, or 11.1%, as compared to $93.9 million for 2011. Excluding the expenses of Creative Tops, SG&A expenses for 2012 were $94.7 million, an increase of $1.9 million as compared to $92.8 million for 2011.

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

Intangible asset impairment

During the year ended December 31, 2012, the Company’s home décor products category experienced a significant decline in sales. The Company believes the most significant factor was the reduction in retail space allocated to the category which also contributed to pricing pressure. While the Company believes this market condition is not permanent, following a strategic review of the business, it decided to re-brand a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names. As a result of these factors, the Company recorded an impairment charge of $1.1 million in its statement of operations which reduced the book value of its Elements® trade name.

Interest expense

Interest expense for 2012 was $5.9 million as compared to $7.8 million for 2011. The decrease in interest expense was primarily attributable to lower average interest rates and lower average borrowings. The most significant factor in the rate reduction related to the retirement of the Company’s 4.75% convertible senior notes.

Loss on early retirement of debt

As previously discussed, in June and July 2012, the Company repaid its second lien credit agreement and wrote off debt issuance costs of $1.4 million.

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

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $6.9 million for 2012 and $2.9 million for 2011. Vasconia reported income from operations for 2012 of $14.6 million compared to $17.3 million for 2011 and net income of $34.2 million in 2012 compared to $11.4 million in 2011. The increase in net income was primarily due to a $22.9 million bargain purchase gain recognized by Vasconia on its purchase of Almexa, an aluminum mill and manufacturer of aluminum foil.

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

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU Topic No. 350, Intangibles – Goodwill and Other. The second step is a quantitative test to measures the amount of impairment if there is an indication from the first step that one exists. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the royalty savings model or other valuation models.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that such assets may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the assets to the estimated discounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company considered indicators of impairment of its long-lived assets and determined that no such indicators were present at December 31, 2013.

In 2012, the Company recorded an impairment charge of $1.1 million related to a decline in value of Elements, a brand trade name used for home décor products . The impairment was triggered by a period of decline in the sales and gross margin of the brand. Currently, the appraised value of Elements approximates its book value of $3.3 million. If in the future, the sales and/or gross margin for Elements products were to further decline an additional impairment charge will be recorded.

Revenue recognition

The Company sells products:

•	Wholesale, to retailers and distributors, and

•	Retail, directly to consumers.

Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

Employee healthcare

The Company self-insures certain portions of its health insurance plan. The Company maintains an accrual for unpaid claims and estimated claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate IBNR claims, actual claims may vary significantly from estimated claims.

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

At December 31, 2013, the Company had cash and cash equivalents of $4.9 million compared to $1.9 million at December 31, 2012, working capital was $145.2 million at December 31, 2013 as compared to $145.9 million at December 31, 2012 and the current ratio was 3.09 to 1 at December 31, 2013 compared to 3.18 to 1 at December 31, 2012.

Borrowings under the Company’s Revolving Credit Facility decreased to $49.2 million at December 31, 2013 compared to $61.0 million at December 31, 2012. The decrease in borrowings was primarily attributable to a decrease in the working capital needs.

The Company believes that availability under the Revolving Credit Facility and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient. The Company closely monitors the creditworthiness of its customers. Based upon its evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially affected in the future.

Revolving Credit Facility and Term Loan

The Company has a $175.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on July 27, 2017, with a bank group led by JPMorgan Chase Bank, N.A. and an expansion option which permits the Company, subject to certain conditions including the consent of the Senior Secured Term Loan (defined below) lenders, to increase the maximum borrowing commitment from $175.0 million to $225.0 million.

At December 31, 2013, borrowings outstanding under the Revolving Credit Facility were $49.2 million and open letters of credit were $1.3 million.

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at December 31, 2013 ranged from 2.125% to 4.25%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility. Availability under the Revolving Credit Facility was approximately $87.8 million, or 50%, of the total loan commitment at December 31, 2013.

The Company classifies a portion of the Revolving Credit Facility as a current liability if the Company’s intent and ability is to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions.

At December 31, 2013, the Company had $20.6 million outstanding under its senior secured credit agreement with JP Morgan Chase Bank, N.A. (the “Senior Secured Term Loan”), which was set to mature on July 27, 2018.

The Senior Secured Term Loan bore interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%.

The Senior Secured Term Loan provided that for any four consecutive fiscal quarters ending after July 27, 2012, (x) if at any time EBITDA (as defined) was less than $34.0 million but equal to or greater than $30.0 million, the ratio of Indebtedness (as defined) to EBITDA could not exceed 3.0 to 1.0 and (y) EBITDA could not be less than $30.0 million at any time. Capital expenditures were limited and for the year ended December 31, 2013, such limit was $9.0 million. The Senior Secured Term Loan provided for other customary restrictions and events of default. Restrictions included limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. Further, the Senior Secured Term Loan provided that the Company maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters ending after July 27, 2012. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and the Revolving Credit Facility at December 31, 2013.

In January 2014, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. The Second Amended and Restated Credit Agreement provides for, among other things, (i) an extension of the maturity of the $175.0 million Revolving Credit Facility to January 11, 2019 and (ii) a new Term Loan facility of $50.0 million.

The Company utilized the proceeds of the Term Loan provided for in the Second Amended and Restated Credit Agreement and additional borrowings under its Revolving Credit Facility to: (i) repay the existing borrowings under the Company’s Senior Secured Term Loan, and (ii) finance the acquisition by the Company of 100% of the share capital of Thomas Plant (Birmingham) Limited.

The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital and other corporate needs.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $29.8 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreements commenced in March 2013 and expires in June 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBOR Rate. In March 2013, based on the interest rate swap agreements, the Company commenced the payment of interest at a fixed annual rate of 6.05%.

Capital expenditures

Capital expenditures for the year ended December 31, 2013 were $3.8 million.

Consolidated EBITDA

The Company’s Consolidated EBITDA for the four quarters ended December 31, 2013 was $43.5 million, as follows:

Consolidated EBITDA for the four quarters ended December 31, 2013
(in thousands)
Three months ended December 31, 2013	21,011
Three months ended September 30, 2013	15,067
Three months ended June 30, 2013	4,321
Three months ended March 31, 2013	3,079

Total for the four quarters	$43,478

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. This measure is provided because management of the Company uses this financial measure in evaluating the Company’s on-going financial results and trends. Management also uses this non-GAAP information as an indicator of business performance. The following is a reconciliation of net income as reported to Consolidated EBITDA for the years ended December 31, 2013 and 2012 and each fiscal quarter of 2013 and 2012:

	Three Months Ended				Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
	(in thousands)
Net income as reported	$(632)	$(568)	$1,093	$9,388	$9,281
Subtract out:
Undistributed equity (earnings) losses, net	(246)	480	5,452	(332)	5,354
Add back:
Income tax provision (benefit)	(399)	(477)	3,869	6,182	9,175
Interest expense	1,162	1,149	1,280	1,256	4,847
Depreciation and amortization	2,523	2,667	2,517	2,708	10,415
Stock compensation expense	671	722	738	750	2,881
Loss on early retirement of debt	—	—	—	102	102
Restructuring expenses	—	288	79	—	367
Permitted acquisition related expenses	—	60	39	957	1,056

Consolidated EBITDA	$3,079	$4,321	$15,067	$21,011	$43,478

	Three Months Ended				Year Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
	(in thousands)
Net income as reported	$1,344	$559	$3,890	$15,154	$20,947
Subtract out:
Undistributed equity earnings, net	(398)	(108)	(695)	(4,464)	(5,665)
Add back:
Income tax provision	588	94	1,930	2,596	5,208
Interest expense	1,698	1,675	1,271	1,254	5,898
Depreciation and amortization	2,207	2,262	2,409	2,446	9,324
Stock compensation expense	698	754	679	662	2,793
Loss on early retirement of debt	—	348	1,015	—	1,363
Intangible asset impairment	—	—	1,069	—	1,069
Permitted acquisition related expenses	85	—	—	220	305

Consolidated EBITDA	$6,222	$5,584	$11,568	$17,868	$41,242

Dividends

The Board of Directors declared a dividend of $0.025 per share payable on May 15, 2012, August 15, 2012, November 15, 2012 and February 15, 2013, a dividend of $0.03125 per share payable on May 15, 2013, August 15, 2013 and November 15, 2013 and a dividend of $0.0375 payable on February 14, 2014.

Operating activities

Net cash provided by operating activities was $35.8 million in 2013 as compared to $22.7 million in 2012 and $12.2 million in 2011. The increase was primarily attributable to a decrease in accounts receivable, a decrease in payments of accounts payable, accrued expenses and other liabilities offset by an increase in inventory and increase in the payments of income taxes.

Investing activities

Net cash used in investing activities was $3.8 million in 2013 as compared to $22.2 million in 2012 and $30.6 million in 2011. In 2012 investing activities principally related to cash consideration of $14.5 million for the acquisition of Fred® and Friends and cash consideration of $2.6 million for the investment in GSI. In 2011, cash consideration of $20.6 was paid for the acquisition of Creative Tops and cash consideration of $5.0 million was paid for the investment in GSI. No such investing activities occurred in 2013.

Financing activities

Net cash used in financing activities was $29.0 million in 2013 as compared to $2.2 million in 2012 and $17.9 million in 2011. The Company had net repayments of $11.7 million to its Revolving Credit Facility in 2013 as compared to net borrowings of $3.3 million in 2012 and net borrowings of $43.5 million in 2011. The proceeds from the 2012 borrowings were principally used to finance a portion of the Fred® & Friends acquisition. The proceeds from the 2011 borrowings were principally used to finance the Creative Tops acquisition, finance the Company’s investment in GSI, retire Notes and pay the acquisition related costs of $2.0 million. Additionally, the Company’s 2013 borrowings were used to repurchased 245,575 shares under the 2013 stock repurchase program for a total cost of $3.2 million.

CONTRACTUAL OBLIGATIONS

As of December 31, 2013, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than	1-3 years	3-5 years	More than
		1 year			5 years
Operating leases	$78,421	$15,162	$28,780	$17,860	$16,619
Short-term debt	3,937	3,937	—	—	—
Long-term debt	65,919	—	35,431	30,488	—
Interest on debt	9,946	3,081	4,833	2,032	—
Minimum royalty payments	15,975	6,424	7,689	827	1,035
Post retirement benefits	5,360	143	254	627	4,336

Total	$179,558	$28,747	$76,987	$51,834	$21,990

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. The Company believes it has moderate exposure to these risks. The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings and cash flows based on a hypothetical 10% change in these rates.

The Company’s functional currency is the U.S. Dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances which have operations in the United Kingdom, Mexico, Canada, Brazil, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2013, approximately 10% of the Company’s net sales revenue was in foreign currencies. These sales were primarily denominated in British Pounds and Canadian Dollars. The Company makes most of its inventory purchases from the Far East and uses the U.S. Dollar for such purchases. In the Company’s consolidated statements of income foreign exchange gains and losses are recognized in Selling, general and administrative expense. A hypothetical 10% change in exchange rates, with U.S. Dollar as the functional and reporting currency would result in less than $0.1 million change in Selling, general and administrative expense.

The Company’s Revolving Credit Facility and Senior Secured Term Loan bore interest at variable rates; and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into an interest rate swap agreement in August 2012 to manage interest rate exposure in connection with its variable interest rate borrowings. As of December 31, 2013, approximately $40.1 million of the Company’s debt carries a variable rate of interest. The remainder of the debt (approximately $29.8 million) carries a fixed rate of interest either by nature or through the use of interest rate swaps. A hypothetical and instantaneous 10% increase in the Company’s variable interest rates increase interest expense by less than $0.1 million over a twelve month period.

Interest rate swaps expose the Company to counterparty credit risk for nonperformance. The Company manages its exposure to counterparty credit risk by dealing with counterparties who are international financial institutions with investment grade credit ratings. Although the Company’s credit risk is the replacement cost at the estimated fair value of these instruments, the Company believes that the risk of incurring credit risk losses is remote.

The Company does not enter into derivative financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2013 in Item 15 commencing on page F-1 are incorporated herein by reference.

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2013. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2013
	First quarter	Second quarter	Third quarter	Fourth quarter(2)
	(in thousands, except per share data)
Net sales	$98,657	$96,976	$142,229	$164,859
Gross profit	36,312	36,356	51,277	63,317
Income (loss) from operations	(115)	12	11,693	16,596
Net income (loss)	(632)	(568)	1,093	9,388
Basic income (loss) per common share	(0.05)	(0.04)	0.09	0.73
Diluted income (loss) per common share	(0.05)	(0.04)	0.08	0.72

	Year ended December 31, 2012
	First quarter	Second quarter	Third quarter	Fourth quarter(1)
	(in thousands, except per share data)
Net sales	$109,041	$94,939	$128,050	$154,812
Gross profit	40,460	35,374	44,909	56,045
Income from operations	3,232	2,153	7,411	14,539
Net income	1,344	559	3,890	15,154
Basic income per common share	0.11	0.04	0.31	1.21
Diluted income per common share	0.11	0.04	0.30	1.19

Note:

(1)	The fourth quarter ended December 31, 2012 reflects an income tax benefit for a non-cash adjustment of $2.3 million to a deferred tax liability related to the prior year fourth quarter.
(2)	The fourth quarter December 31, 2013 reflects a non-operating adjustment of $1,053 to reduce accounts receivable for previously issued credits with respect to the Retail Direct business which related to 2010 and earlier periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2013, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Lifetime Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lifetime Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Lifetime Brands, Inc. and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

March 14, 2014

Item 9B. Other Information

Not applicable.

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2014 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is herein incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits*:

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 18, 2013)

4.1	Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s registration statement No. 333-137575 on Form S-3)

10.1	License agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.3	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2007)*

10.4	Employment agreement dated May 2, 2006 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 8, 2006)*

10.5	Amendment of Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 12, 2009)*

10.6	Second Amendment of Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.7	Employment Agreement, dated March 4, 2011, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2011)*

10.8	First Amendment to Employment Agreement, dated April 30, 2012, between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2012)*

10.9	Lease agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Reports on Form 8-K filed May 15, 2006)*

10.10	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.11	Amended 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 9, 2006)*

10.12	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2007)*

10.13	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 12, 2009)*

10.14	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 9, 2006)*

10.15	Employment agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2007)*

10.16	Amendment to Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010)*

10.17	Amendment of Employment Agreement, dated April 12, 2012, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 16, 2012)*

10.18	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2007)

10.19	Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended
December 31, 2008)

10.20	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended
December 31, 2008)

10.21	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 6, 2007)

10.22	Amendment No. 2 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A dated April 22, 2008)

10.23	Amendment No. 3 to the Company’s Second Amended and Restated Credit Agreement, September 29, 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 30, 2008)

10.24	Forbearance Agreement and Amendment No. 4, dated as of February 12, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 19, 2009)

10.25	Amendment to Forbearance Agreement and Amendment No. 4, dated as of March 6, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to the Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 10, 2009)

10.26	Waiver and Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of March 31, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.27	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of October 30, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 2, 2009)

10.28	Amendment No. 7 to Second Amended and Restated Credit Agreement by and among Lifetime Brands, Inc., Lenders party hereto, Citibank, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, JP Morgan Chase Bank, N.A., as Syndication Agent, and HSBC Bank USA, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2010)

10.29	Waiver to the Second Amended and Restated Credit Agreement, dated as of October 13, 2009, by and among Lifetime Brands, Inc., the several financial institutions parties thereto and HSBC Bank USA, National Association, as Administrative Agent and Co-Collateral Agent for the Lenders (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 16, 2009)

10.30	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-Q dated June 30, 2008)

10.31	Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 12, 2009)*

10.32	Amendment of Amended and Restated Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.33	Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2012)*

10.34	Termination of Lease and Sublease Agreement dated December 1, 2009 by and between Crispus Attucks Association of York, Pennsylvania, Inc. and Lifetime Brands, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2009)

10.35	Amended and Restated Executive Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Craig Phillips (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on
March 10, 2010)*

10.36	Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a co-collateral agent, and HSBC Business Credit (USA) Inc., as syndication agent and a co-collateral agent, with exhibits (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.37	Second Lien Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 15, 2010)

10.38	Amendment No. 1 to the Second Lien Credit Agreement, dated as of March 9, 2011, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.39	Amendment No. 2 of the Second Lien Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 3, 2011)

10.40	Amended and Restated Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc., the Foreign Subsidiary Borrowers parties thereto, the Other Loan Parties hereto, the Lenders party hereto JP Morgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.41	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2011)

10.42	Senior Secured Credit Agreement, dated as of July 27, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.43	Amendment No. 1 to the Senior Secured Credit Agreement, dated as of November 13, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the Swap Agreement Counterparty, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 27, 2013)

10.44	Amendment No. 2 to the Senior Secured Credit Agreement, dated as of June 21, 2013, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed
June 27, 2013)

10.45	Share Purchase Agreement, dated January 15, 2014, relating to Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

10.46	Second Amended and Restated Credit Agreement, dated as of January 13, 2014, among Lifetime Brands, Inc., as Borrower, The Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, The Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent, with exhibits. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

14.1	Code of Ethics dated February 28, 2013 (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2013)

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September, 30 2008)

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of Castillo Miranda Y Compañía, S.C.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), Report of Independent Registered Accounting Firm

99.2	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), separate financial statements and Report of Independent Registered Accounting Firm (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2012)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Notes to exhibits:

The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibit.

*	Compensatory plans in which the directors and executive officers of the Company participate.

(c)	Financial Statement Schedules — the response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel
Jeffrey Siegel
Chairman of the Board of Directors,
Chief Executive Officer and Director
Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Siegel Jeffrey Siegel	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014

/s/ Ronald Shiftan Ronald Shiftan	Vice Chairman of the Board of Directors, Chief Operating Officer and Director	March 14, 2014

/s/ Laurence Winoker Laurence Winoker	Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014

/s/ Craig Phillips Craig Phillips	Senior Vice-President – Distribution and Director	March 14, 2014

/s/ David Dangoor David Dangoor	Director	March 14, 2014

/s/ Michael Jeary Michael Jeary	Director	March 14, 2014

/s/ John Koegel John Koegel	Director	March 14, 2014

/s/ Cherrie Nanninga Cherrie Nanninga	Director	March 14, 2014

/s/ Dennis Reaves Dennis Reaves	Director	March 14, 2014

/s/ Michael Regan Michael Regan	Director	March 14, 2014

/s/ William Westerfield William Westerfield	Director	March 14, 2014

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest), which statements have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $30.5 million and $36.4 million at December 31, 2013 and 2012, respectively, and the Company’s equity in the net income (loss) of Grupo Vasconia, S.A.B. and Subsidiaries is stated at ($4.0) million for the year ended December 31, 2013, $6.9 million for the year ended December 31, 2012 and $2.9 million for the year ended December 31, 2011.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

March 14, 2014

LIFETIME BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands-except share data)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,947	$1,871
Accounts receivable, less allowances of $5,209 at December 31, 2013 and $3,996 at December 31, 2012	87,217	97,369
Inventory (Note M)	112,791	104,584
Prepaid expenses and other current assets	5,781	5,393
Deferred income taxes (Note I)	3,940	3,542

TOTAL CURRENT ASSETS	214,676	212,759
PROPERTY AND EQUIPMENT, net (Note M)	27,698	31,646
INVESTMENTS (Note C)	36,948	43,685
INTANGIBLE ASSETS, net (Note D)	55,149	57,842
OTHER ASSETS	2,268	2,865

TOTAL ASSETS	$336,739	$348,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Revolving Credit Facility (Note E)	$—	$7,000
Current maturity of Senior Secured Term Loan (Note E)	3,937	4,375
Accounts payable	21,426	18,555
Accrued expenses (Note M)	41,095	33,354
Income taxes payable (Note I)	3,036	3,615

TOTAL CURRENT LIABILITIES	69,494	66,899
DEFERRED RENT & OTHER LONG-TERM LIABILITIES (Note M)	18,644	21,565
DEFERRED INCOME TAXES (Note I)	1,777	3,510
REVOLVING CREDIT FACILITY (Note E)	49,231	53,968
SENIOR SECURED TERM LOAN (Note E)	16,688	30,625
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 12,777,407 at December 31, 2013 and 12,754,467 at December 31, 2012	128	128
Paid-in capital	146,273	142,489
Retained earnings	38,224	33,849
Accumulated other comprehensive loss (Note M)	(3,720)	(4,236)

TOTAL STOCKHOLDERS’ EQUITY	180,905	172,230

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,739	$348,797

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands – except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$502,721	$486,842	$444,418
Cost of sales	315,459	310,054	282,058

Gross margin	187,262	176,788	162,360
Distribution expenses	44,364	44,046	43,882
Selling, general and administrative expenses	114,345	104,338	93,894
Restructuring expenses	367	—	—
Intangible asset impairment (Note D)	—	1,069	—

Income from operations	28,186	27,335	24,584
Interest expense (Note E)	(4,847)	(5,898)	(7,758)
Loss on early retirement of debt (Note E)	(102)	(1,363)	—

Income before income taxes and equity in earnings	23,237	20,074	16,826
Income tax provision (Note I)	(9,175)	(5,208)	(6,122)
Equity in (losses) earnings, net of taxes (Note C)	(4,781)	6,081	3,362

NET INCOME	$9,281	$20,947	$14,066

BASIC INCOME PER COMMON SHARE (NOTE H)	$0.73	$1.67	$1.16

DILUTED INCOME PER COMMON SHARE (NOTE H)	$0.71	$1.64	$1.12

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$9,281	$20,947	$14,066
Other comprehensive income (loss), net of tax:
Translation adjustment (Note M)	(140)	3,077	(704)
Deferred gains (losses) on cash flow hedges (Notes F & M):
Fair value adjustment, net of tax of $160 in 2013 and tax benefit of $182 in 2012	241	(272)	—

Total deferred gains (losses) on cash flow hedges	241	(272)	—

Effect of retirement benefit obligations (Note M):
Net income (loss) arising from retirement benefit obligations, net of tax benefit of $241 in 2013 and tax of $791 in 2012	361	(1,187)	—
Less: amortization of loss included in net income, net of tax of $36 in 2013 and $18 in 2012	54	27	—

Total effects of retirement benefit obligations	415	(1,160)	—

Other comprehensive income (loss), net of tax	516	1,645	(704)

Comprehensive income	$9,797	$22,592	$13,362

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Paid-in	Retained earnings	Accumulated other comprehensive
	Shares	Amount	capital		loss	Total
BALANCE AT DECEMBER 31, 2010	12,065	$121	$131,350	$1,312	$(5,177)	$127,606
Comprehensive income:
Net income	—	—	—	14,066	—	14,066
Translation adjustment	—	—	—	—	(704)	(704)

Total comprehensive income						13,362

Shares issued to directors (Note G)	21	—	183	—	—	183
Stock compensation expense (Note G)	—	—	2,612	—	—	2,612
Issuance of 255,908 shares of common stock for acquisition of Creative Tops	256	3	3,097	—	—	3,100
Exercise of stock options	89	—	225	—	—	225
Dividends (Note G)	—	—	—	(913)	—	(913)

BALANCE AT DECEMBER 31, 2011	12,431	124	137,467	14,465	(5,881)	146,175
Comprehensive income:
Net income	—	—	—	20,947	—	20,947
Translation adjustment	—	—	—	—	3,077	3,077
Derivative fair value adjustment (Note F)	—	—	—	—	(272)	(272)
Effect of retirement benefit obligations	—	—	—	—	(1,160)	(1,160)

Total comprehensive income						22,592

Shares issued to directors (Note G)	23	—	267	—	—	267
Stock compensation expense (Note G)	—	—	2,526	—	—	2,526
Issuance of 143,568 shares of common stock for acquisition of Fred® & Friends (Note B)	144	1	1,506	—	—	1,507
Tax benefit on exercise of stock options	—	—	150	—	—	150
Exercise of stock options	156	3	573	—	—	576
Dividends (Note G)	—	—	—	(1,563)	—	(1,563)

BALANCE AT DECEMBER 31, 2012	12,754	128	142,489	33,849	(4,236)	172,230
Comprehensive income:
Net income	—	—	—	9,281	—	9,281
Translation adjustment	—	—	—	—	(140)	(140)
Derivative fair value adjustment (Note F)	—	—	—	—	241	241
Effect of retirement benefit obligations	—	—	—	—	415	415

Total comprehensive income						9,797

Shares issued to directors (Note G)	21	—	277	—	—	277
Stock compensation expense (Note G)	—	—	2,604	—	—	2,604
Reduction of tax benefit from stock options, net	—	—	(310)	—	—	(310)
Exercise of stock options	248	2	1,213	—	—	1,215
Treasury Stock Repurchase	(246)	(2)	—	(3,227)	—	(3,229)
Dividends (Note G)	—	—	—	(1,679)	—	(1,679)

BALANCE AT DECEMBER 31, 2013	12,777	$128	$146,273	$38,224	$(3,720)	$180,905

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$9,281	$20,947	$14,066
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	139	123	(24)
Depreciation and amortization	10,415	9,324	8,397
Amortization of debt discount	—	—	543
Amortization of financing costs	528	649	802
Deferred rent	(962)	(668)	(133)
Deferred income taxes	(2,275)	(3,011)	(1,218)
Stock compensation expense	2,881	2,793	2,795
Undistributed equity earnings	5,354	(5,665)	(2,896)
Intangible asset impairment (Note D)	—	1,069	—
Loss on early retirement of debt (Note E)	102	1,363	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	10,099	(14,741)	3,297
Inventory	(8,207)	9,694	(5,365)
Prepaid expenses, other current assets and other assets	(449)	(529)	318
Accounts payable, accrued expenses and other liabilities	9,437	(166)	(4,673)
Income taxes payable	(579)	1,515	(3,722)

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,764	22,697	12,187

INVESTING ACTIVITIES
Purchases of property and equipment	(3,842)	(4,955)	(4,959)
Equity investments	—	(2,765)	(5,123)
Business acquisition, net of cash acquired	—	(14,500)	(20,584)
Net proceeds from sale of property	11	27	31

NET CASH USED IN INVESTING ACTIVITIES	(3,831)	(22,193)	(30,635)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility (Note E)	220,222	183,600	—
Repayments from Revolving Credit Facility (Note E)	(231,959)	(180,257)	—
Proceeds from Revolving Credit Facility, net (Note E)	—	—	43,525
Proceeds from Senior Secured Term Loan (Note E)	—	35,000	—
Repayments from Senior Secured Term Loan (Note E)	(14,375)	—	—
Repayments of Term Loan (Note E)	—	(40,000)	—
Repurchase of 4.75% convertible senior notes	—	—	(24,100)
Payments for stock repurchase	(3,229)	—	—
Financing Costs	—	—	(761)
Cash dividends paid (Note G)	(1,515)	(1,249)	(913)
Payment of capital lease obligations	—	—	(78)
Proceeds from the exercise of stock options	1,215	577	225
Excess tax benefit from stock options	613	150	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(29,028)	(2,179)	17,898

Effect of foreign exchange on cash	171	574	171

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,076	(1,101)	(379)

Cash and cash equivalents at beginning of year	1,871	2,972	3,351

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,947	$1,871	$2,972

See notes to consolidated financial statements

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels. The Company markets and sells its products principally on a wholesale basis to retailers. The Company also markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and The English Table Internet websites.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K.

The accompanying consolidated financial statements include estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most significant of these estimates and assumptions relate to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of tangible and intangible assets, stock option expense, estimates for unpaid healthcare claims, derivative valuations, accruals related to the Company’s tax positions and tax valuation allowances. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency

All foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive gain (loss). Gains and losses from foreign currency transactions are recognized in selling, general and administrative expenses in the consolidated statements of operations. Foreign currency gain/loss was a $258,000 loss in 2013, $415,000 loss in 2012 and a $28,000 gain in 2011.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail direct sales are recognized when title passes to the customer, which is primarily at the shipping point for Wholesale sales and upon delivery to the customer for retail direct sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.4 million for each of the three years ended December 31, 2013, 2012 and 2011. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Distribution expenses

Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $9.0 million, $8.5 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Handling costs of products sold are included in cost of sales.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $757,000, $775,000 and $702,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

During the years ended December 31, 2013, 2012 and 2011, Wal-Mart Stores, Inc. (including Sam’s Club and Asda Superstore, in the United Kingdom) accounted for 15%, 16% and 15% of net sales, respectively. Sales to Wal-Mart Stores, Inc. are included in the Company’s Wholesale segment. No other customer accounted for 10% or more of the Company’s sales during these periods.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The Company is a party to interest rate swap agreements with an aggregate notional amount of $29.8 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreements commenced in March 2013 and expires in June 2018 and the notional amount amortizes over this period. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements are recorded as a component of accumulated other comprehensive loss. The effect of recording these derivatives at fair value resulted in an unrealized gain of $241,000 and an unrealized loss of $272,000, net of taxes, for the years ended December 31, 2013 and 2012, respectively. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU Topic No. 350, Intangibles – Goodwill and Other. The second step is a quantitative test to measures the amount of impairment if there is an indication from the first step that one exists. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the royalty savings model or other valuation models.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that such assets may have been impaired. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the Company compares the carrying value of the assets to the estimated discounted future cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company considered indicators of impairment of its long-lived assets and determined that no such indicators were present at December 31, 2013.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Employee Healthcare

The Company self-insures certain portions of its health insurance plan. The Company maintains an accrual for estimated unpaid claims and claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate IBNR claims, actual claims may vary significantly from estimated claims.

Restructuring Expenses

Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. A liability has been incurred at the point of closure for any remaining operating lease obligations and at the communication date for severance.

In April 2013, the Company commenced a plan to close the Fred® & Friends distribution center and eliminate certain employee positions in conjunction with the closure. The Company recorded $367,000 of restructuring expenses during the year ended December 31, 2013 related to the execution of this plan. The Company does not anticipate that it will incur any further restructuring expenses related to this closure.

New Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test described in ASC Topic No. 350, Intangibles – Goodwill and Other. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 2013, the Company adopted ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. In connection with the adoption of this standard, the Company added additional disclosure about the Company’s accumulated other comprehensive income to Note M of its financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE B — ACQUISITIONS

Fred® & Friends

On December 20, 2012, the Company acquired the Fred® & Friends (“F&F”). F&F designs and distributes novelty housewares under the Fred® brand directly to retailers throughout the United States and Canada. The assets, liabilities and operating results of F&F have been reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date and did not significantly impact the Company’s consolidated financial results for the year ended December 31, 2012.

The purchase price was comprised of the following (in thousands):

Cash paid	$14,500
Common stock issued	1,507
Value of contingent consideration	5,370

Total purchase price	$21,377

The cash portion of the purchase price was funded by borrowings under the Company’s credit facility (“Revolving Credit Facility”). The value of contingent consideration represents the present value of estimated contingent payments of $4.0 million related to the attainment of certain gross contribution targets for the years 2013 through 2016 and the present value of the contractual holdback amount of $1.4 million, which serves as security for payments in satisfaction of any claim. The maximum undiscounted deferred and contingent consideration to be paid under the agreement is $7.7 million. See Note M for amounts accrued as of December 31, 2013 related to contingent consideration.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Creative Tops

On November 4, 2011, the Company acquired 100% of the share capital of each of Creative Tops Holdings Limited and Creative Tops Far East Limited (collectively, “Creative Tops”) for £14.8 million ($23.7 million) of consideration, comprised of cash in the amount of £12.9 million ($20.6 million) and 255,908 shares of common stock with a value of £1.9 million ($3.1 million). Creative Tops is a leading UK-based supplier of private label and branded tableware and kitchenware products. The purpose of this acquisition was to expand the Company’s sale of products into Europe including growth in the sales of the traditional products of Creative Tops and new branded product offerings. The assets, liabilities and operating results of Creative Tops are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date.

NOTE C — EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”) an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2013, 2012 and 2011 in the accompanying consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 13.06 and MXN 12.97 at December 31, 2013 and 2012, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 12.46 to 13.01, MXN 12.94 to 13.51 and MXN 11.74 to 13.62 during the years ended December 31, 2013, 2012 and 2011, respectively. The effect of the translation of the Company’s investment resulted in a (decrease) increase of the investment of $(0.3) million, $2.7 million and $(0.5) million during the years ended December 31, 2013, 2012 and 2011, respectively. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $571,000, $416,000 and $466,000 from Vasconia during the years ended December 31, 2013, 2012 and 2011, respectively. Included in prepaid expenses and other currents assets at December 31, 2012 are amounts due from Vasconia of $71,000. Included within accrued expenses at December 31, 2013 are amounts due to Vasconia of $152,000.

Summarized income statement information for the years ended December 31, 2013, 2012 and 2011, as well as summarized balance sheet information as of December 31, 2013 and 2012, for Vasconia in USD and MXN is as follows:

	Year Ended December 31,
	2013		2012		2011
	(in thousands)
Income Statement	USD	MXN	USD	MXN	USD	MXN
Net Sales	$159,574	$2,038,200	$168,712	$2,224,256	$132,310	$1,647,479
Gross Profit	28,775	367,944	38,134	497,413	38,143	476,501
Income from operations	5,438	70,430	14,614	192,182	17,254	216,715
Net Income	4,315	55,077	34,172	443,630	11,395	142,698

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	December 31,
	2013		2012
	(in thousands)
Balance Sheet	USD	MXN	USD	MXN
Current assets	$100,227	$1,309,210	$106,953	$1,386,731
Non-current assets	75,659	988,289	75,511	979,059
Current liabilities	26,187	342,060	29,282	379,663
Non-current liabilities	39,033	509,868	44,405	575,746

The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $(4.0) million, $6.9 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Equity in losses in 2013 includes a charge of $5.0 million, net of tax, for the reduction in Vasconia’s fair value, as discussed in the following paragraph. Equity in earnings of Vasconia in 2012 includes $4.1 million related to the Company’s portion of a bargain purchase gain recognized by Vasconia on its purchase of Almexa, an aluminum mill and manufacturer of aluminum foil, a $1.1 million tax benefit realized in the period and the reduction of the Company’s investment to fair value of $1.3 million, net of tax.

In 2013, as a result of a decline in the quoted stock price and the 2013 quarterly decline in the operating results of Vasconia, the carrying amount of the Company’s investment in Vasconia exceeded its fair value and, therefore, the Company reduced its investment value by $5.0 million during the year ended December 31, 2013, net of tax, to its fair value.

In 2012, as a result of recording the bargain purchase gain and a corresponding increase in the investment, the Company determined it was necessary to perform an impairment test on its investment in Vasconia as of December 31, 2012. The test involved the assessment of the fair value of the Company’s investment in Vasconia based on Level 1 quoted prices in active markets. The result of the assessment of the Company’s investment in Vasconia indicated that the carrying amount of the investment exceeded its quoted fair value and, therefore, was required to be reduced by $1.3 million, net of tax.

As of December 31, 2013, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $35.2 million. The carrying value of the Company’s investment in Vasconia was $30.5 million.

The Company owns a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. The Company recorded equity in losses of GSI, net of taxes, of $656,000 and $727,000 for the years ended December 31, 2013 and 2012, respectively. The operating results of GSI were not significant during the period of December 9, 2011 through December 31, 2011. As of December 31, 2013, the carrying value of the Company’s investment in GSI was $6.0 million.

The Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited (“HCA”), a Hong Kong-based company, to supply direct import kitchenware products to retailers in North, Central and South America. The Company initially invested $105,000 for a 40% equity interest in this entity during 2011.

The operating results of HCA were not significant through December 31, 2013. As of December 31, 2013, the carrying value of the Company’s investment in HCA was $144,000.

In February 2012, the Company entered into Grand Venture Holdings Limited (“Grand Venture”), a joint venture with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentage. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings in the Company’s consolidated statements of operations. The Company recorded equity in losses of the joint venture of $83,000 and $125,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the carrying value of the Company’s investment in Grand Venture was $0.3 million.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at December 31, 2013, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

NOTE D — GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets, all of which are included in the Wholesale segment, consist of the following (in thousands):

	Year Ended December 31,
	2013			2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$5,085	$—	$5,085	$5,085	$—	$5,085
Indefinite-lived intangible assets:
Trade names	18,364	—	18,364	18,364	—	18,364
Finite-lived intangible assets:
Licenses	15,847	(7,551)	8,296	15,847	(7,096)	8,751
Trade names	10,056	(2,677)	7,379	10,056	(1,800)	8,256
Customer relationships	18,406	(2,736)	15,670	18,406	(1,409)	16,997
Patents	584	(229)	355	584	(195)	389

Total	$68,342	$(13,193)	$55,149	$68,342	$(10,500)	$57,842

The Company performed its 2013 annual impairment tests for its indefinite-lived intangible assets as of October 1, 2013. The test, which is required to be performed annually, involved the assessment of the fair market value of the Company’s indefinite-lived intangible assets based on Level 2 observable inputs, using a discounted cash flow approach, assuming a discount rate of 12.5%-14.0% and an average annual growth rate of 2.0%-3.5%. The result of the assessment of the Company’s indefinite-lived intangibles indicated that the fair values exceeded the carrying values as of October 1, 2013. In addition, as of October 1, 2013 and December 31, 2013, the Company assessed the carrying value of its goodwill and determined based on qualitative factors that no impairment existed.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

A summary of the activities related to the Company’s intangible assets for the year ended December 31, 2013 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2011	$44,264	$2,673	$46,937
Acquisition of trade names	3,940	—	3,940
Acquisition of customer relationships	7,240	—	7,240
Goodwill from F&F acquisition	—	2,412	2,412
Impairment of Elements® trade name	(1,069)	—	(1,069)
Amortization	(1,618)	—	(1,618)

Goodwill and Intangible Assets, December 31, 2012	52,757	5,085	57,842
Amortization	(2,693)	—	(2,693)

Goodwill and Intangible Assets, December 31, 2013	$50,064	$5,085	$55,149

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2013 are as follows:

Years
Trade names	15
Licenses	33
Customer relationships	14
Patents	17

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2014	2,692
2015	2,688
2016	2,685
2017	2,552
2018	2,552

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $2.7 million, $1.6 million and $0.8 million, respectively.

NOTE E — DEBT

Revolving Credit Facility

At December 31, 2013, the Company had a $175.0 million secured credit agreement (the “Revolving Credit Facility”), maturing on July 27, 2017, with a bank group led by JPMorgan Chase Bank, N.A.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 1.0% to 1.75%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 2.0% to 2.75%. The respective margins are based upon availability. Interest rates on outstanding borrowings at December 31, 2013 ranged from 2.125% to 4.25%. In addition, the Company pays a commitment fee of 0.375% to 0.50% on the unused portion of the Revolving Credit Facility.

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

At December 31, 2013, borrowings outstanding under the Revolving Credit Facility were $49.2 million and open letters of credit were $1.3 million. Availability under the Revolving Credit Facility was approximately $87.8 million, or 50% of the total loan commitment at December 31, 2013.

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

At December 31, 2013, the Company had $20.6 million outstanding under its senior secured credit agreement (the “Senior Secured Term Loan”), which was set to expire on July 27, 2018, with JPMorgan Chase Bank, N.A. The Senior Secured Term Loan bears interest, at the Company’s option, at the Alternate Base Rate (as defined) plus 4.00%, or the Adjusted LIBOR Rate (as defined) plus 5.00%.

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

The Revolving Credit Facility and Senior Secured Term Loan provide for other customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among others. The Company was in compliance with the financial covenants of the Senior Secured Term Loan and Revolving Credit Facility at December 31, 2013.

NOTE F — DERIVATIVES

The Company is a party to interest rate swap agreements with a notional amount of $29.8 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreements commences in March 2013 and expires in June 2018 and the notional amount amortizes over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBOR Rate. In March 2013, based on the interest rate swap agreements, the Company commenced the payment of interest at a fixed annual rate of 6.05% related to its LIBOR borrowings.

The interest rate swap agreements were designated as a cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive loss. The effect of recording these derivatives at fair value resulted in an unrealized gain of $241,000 and an unrealized loss of $272,000, net of taxes, for the years ended December 31, 2013 and 2012, respectively. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The fair value of the derivatives has been obtained from the counterparties to the agreements and was based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s derivative instruments was a liability of $54,000 and $454,000 at December 31, 2013 and 2012, of which $48,000 and $454,000 is included in other long-term liabilities at December 31, 2013 and 2012, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE G — CAPITAL STOCK

Long-term incentive plan

In June 2012, the shareholders of the Company approved an amendment to the Company’s 2000 Long-Term Incentive Plan (the “Plan”) to increase the shares available for grant by 700,000 shares to 4,200,000 shares. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to five years from the date of grant. As of December 31, 2013, there were 643,073 shares available for the grant of awards.

Cash dividends

In March 2011, the Company resumed the declaration of cash dividends on its outstanding shares of common stock.

Dividends declared in 2013 and 2012 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.025	March 6, 2012	May 1, 2012	May 15, 2012
$0.025	June 13, 2012	August 1, 2012	August 15, 2012
$0.025	July 31, 2012	November 1, 2012	November 15, 2012
$0.025	November 2, 2012	February 1, 2013	February 15, 2013
$0.03125	March 12, 2013	May 1, 2013	May 15, 2013
$0.03125	June 13, 2013	August 1, 2013	August 15, 2013
$0.03125	August 2, 2013	November 1, 2013	November 15, 2013
$0.0375	October 31, 2013	January 31, 2014	February 14, 2014

On March 11, 2014, the Board of Directors declared a quarterly dividend of $0.0375 per share payable on May 15, 2014 to shareholders of record on May 1, 2014.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. During the year ended December 31, 2013, the Company repurchased 245,575 shares for a total cost of $3.2 million and thereafter retired the shares.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which is issued or outstanding at December 31, 2013.

Restricted stock

In 2013, 2012 and 2011, the Company granted an aggregate of 22,459, 23,394 and 21,400 restricted shares, respectively, of the Company’s common stock to its non-employee directors representing payment of a portion of their annual retainer. The total fair value of the restricted shares, based on the number of shares granted and the quoted market prices of the Company’s common stock on the dates of grant was $298,000 in 2013, $270,000 in 2012 and $230,000 in 2011. For all restricted stock grants, the restriction lapses one year from the date of grant and the stock is expensed over the one year period.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2013, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2010	2,219,200	$12.46
Grants	391,500	11.20
Exercises	(123,500)	5.19
Cancellations	(11,450)	13.29

Options outstanding at December 31, 2011	2,475,750	12.62
Grants	305,000	11.64
Exercises	(199,823)	5.47
Cancellations	(52,750)	12.82

Options outstanding at December 31, 2012	2,528,177	13.06
Grants	390,800	12.26
Exercises	(247,827)	4.91
Cancellations	(68,000)	16.89
Expirations	(231,500)	22.46

Options outstanding at December 31, 2013	2,371,650	12.75	6.21	$10,968,922

Options exercisable at December 31, 2013	1,508,350	$13.15	5.31	$7,800,990

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on December 31, 2013. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2013 and the exercise price.

The total intrinsic values of stock options exercised for the years ended December 31, 2013, 2012 and 2011 were $1,997,000, $1,182,000 and $830,400, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $2.9 million, $2.8 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The stock compensation expense recognized each year is equal to the grant date fair values of stock options vested during the year. Total unrecognized compensation cost related to unvested stock options at December 31, 2013, before the effect of income taxes, was $3.7 million and is expected to be recognized over a weighted-average period of 2.41 years.

The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $6.12, $6.05 and $5.69, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2013	2012	2011
Historical volatility	61%	61%	60%
Expected term (years)	5.6	6.0	5.6
Risk-free interest rate	0.88%	1.10%	1.96%
Expected dividend yield	0.97%	0.86%	0.89%

NOTE H — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands—except per share amounts)
Net income – Basic and Diluted	$9,281	$20,947	$14,066
Weighted-average shares outstanding – Basic	12,757	12,511	12,128
Effect of dilutive securities:
Stock options	286	299	401

Weighted-average shares outstanding – Diluted	13,043	12,810	12,529

Basic income per common share	$0.73	$1.67	$1.16

Diluted income per common share	$0.71	$1.64	$1.12

The computations of diluted income per common share for the years ended December 31, 2013, 2012 and 2011 excludes options to purchase 1,417,145, 1,450,200 and 1,600,413 shares of the Company’s common stock, respectively. The computation of diluted income per common share for the year ended December 31, 2011 also excludes options to purchase 462,192 shares of the Company’s common stock that were issuable upon the conversion of the Company’s 4.75% convertible senior notes and related interest expense, which were retired in July 2011. The above shares were excluded due to their antidilutive effect.

NOTE I — INCOME TAXES

The components of income before income taxes, equity in earnings and extraordinary item are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$26,470	$20,609	$16,178
Foreign	(3,233)	(535)	648

Total income before income taxes and equity in earnings	$23,237	$20,074	$16,826

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The provision for income taxes (before equity in earnings) consists of:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$8,996	$6,691	$4,657
State and local	1,707	761	2,063
Foreign	747	503	618
Deferred	(2,275)	(2,747)	(1,216)

Income tax provision	$9,175	$5,208	$6,122

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred income tax assets:
Deferred rent expense	$3,694	$4,407
Stock options	3,237	3,660
Inventory	1,317	1,381
Operating loss carry-forward	2,140	1,797
Accounts receivable allowances	192	106
Accrued compensation	758	669
Other	1,831	1,915

Total deferred income tax assets	$13,169	$13,935

Significant components of the Company’s net deferred income tax asset (liability) are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred income tax liabilities:
Depreciation and amortization	$(3,826)	$(5,945)
Intangibles	(5,162)	(4,645)
Equity in earnings	(805)	(1,964)
Other	—	(167)

Total deferred income tax liabilities	(9,793)	(12,721)

Net deferred income tax asset	3,376	1,214
Valuation allowance	(1,213)	(1,182)

Net deferred income tax asset (liability)	$2,163	$32

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company has generated various state net operating loss carryforwards of which $14.3 million remains at December 31, 2013 that begin to expire in 2014. The Company has net operating losses in foreign jurisdictions of $4.5 million at December 31, 2013 that begin to expire in 2016. In 2012, the Company recorded an income tax benefit for a non-cash adjustment to a deferred tax liability of $2.3 million related to the prior year. Additionally, the Company recorded a reduction in its valuation allowance of $1.9 million of which $1.1 million related to a portion of the translation adjustment deferred tax asset in connection with the equity method investee, Vasconia. The valuation allowance which remains as of December 31, 2013 relates to certain state net operating losses.

The provision for income taxes (before equity in earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2013	2012	2011
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	5.5	3.2	6.4
Foreign rate differences	(1.1)	(1.8)	—
Non-deductible stock options	—	—	0.1
Non-deductible expenses	2.8	1.2	3.4
Valuation allowance	—	—	(8.2)
Reduction of deferred tax liabilities related to the prior year	—	(11.6)	—
Other	(2.7)	(0.1)	(0.3)

Provision for income taxes	39.5%	25.9%	36.4%

The estimated values of the Company’s gross uncertain tax positions at December 31, 2013, 2012 and 2011 are liabilities of $351,000, $301,000 and $134,000, respectively, and consist of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at January 1	$(301)	$(134)	$(356)
Additions based on tax positions related to the current year	(31)	—	—
Additions for tax positions of prior years	(164)	(167)	(76)
Settlements	145	—	298

Balance at December 31	$(351)	$(301)	$(134)

The Company had approximately $71,000 and $39,000, net of federal and state tax benefit, accrued at December 31, 2013 and 2012, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of income taxes.

If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $299,000, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that $143,000 of its tax positions will be resolved within the next twelve months.

During 2013, the Company concluded an IRS audit examination related to the 2010 tax year. The settlement payment that resulted had no impact on the company’s effective tax rate as it related to the timing of a tax credit. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2011. Also during 2013, the

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Company concluded an audit examination in the UK related to 2012 which resulted in an immaterial assessment. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Illinois, New York, New Jersey and the United Kingdom. At December 31, 2013, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2009 through 2012.

NOTE J — BUSINESS SEGMENTS

Segment information

The Company operates in two reportable business segments: the Wholesale segment, the Company’s primary business segment, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and The English Table Internet websites. The operating results of Creative Tops and Fred® & Friends since the dates of the acquisitions are included in the Wholesale segment.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. While both segments distribute similar products, the segments have been distinct due to the different methods the Company uses to sell, market and distribute the products. Management evaluated the performance of the Wholesale and Retail Direct segments based on net sales and income (loss) from operations through December 31, 2013. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses. The Company excludes from segment results the effects of certain items that management does not consider in assessing segment performance, primarily because of their non-operational nature. Assets in each segment consist of assets used in its operations and acquired intangible assets. Assets in the unallocated corporate category consist of cash and tax related assets that are not allocated to the segments.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net sales:
Wholesale	$483,094	$464,862	$421,119
Retail Direct	20,680	21,980	23,299
Non-operating adjustment(2)	(1,053)	—	—

Total net sales	$502,721	$486,842	$444,418

Income from operations:
Wholesale(1)	$44,152	$40,530	$38,410
Retail Direct	(62)	463	(524)
Non-operating adjustment(2)	(1,053)	—	—
Unallocated corporate expenses	(14,851)	(13,658)	(13,302)

Total income from operations	$28,186	$27,335	$24,584

Depreciation and amortization:
Wholesale	$10,150	$9,074	$8,183
Retail Direct	265	250	214

Total depreciation and amortization	$10,415	$9,324	$8,397

Assets:
Wholesale	$327,122	$342,872	$317,435
Retail Direct	730	512	813
Unallocated/ corporate/ other	8,887	5,413	497

Total assets	$336,739	$348,797	$318,745

Capital expenditures:
Wholesale	$3,647	$4,897	$4,730
Retail Direct	195	58	229

Total capital expenditures	$3,842	$4,955	$4,959

Note:

(1)	In 2012, income from operations for the Wholesale segment includes $1.1 million of intangible asset impairment.
(2)	In 2013, the Company recorded a non-operating adjustment to reduce accounts receivable for previously issued credits within the Retail Direct business which related to 2010 and earlier periods.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Geographical information

The following table sets forth net sales and long-lived assets by the major geographic locations (in thousands):

	Year ended December 31,
	2013	2012	2011
Net sales:
United States	$439,129	$430,758	$426,405
International	63,592	56,084	18,013

Total	$502,721	$486,842	$444,418

	December 31,
	2013	2012
Long-lived assets at period-end:
United States	$120,192	$133,841
International	1,871	2,197

Total	$122,063	$136,038

Product category information – net sales

The following table sets forth net sales by major product categories included within the Company’s Wholesale operating segment:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Category:
Kitchenware	$281,211	$256,154	$215,707
Tableware (1)	149,015	156,532	141,313
Home Solutions	52,868	52,176	64,099

Total	$483,094	$464,862	$421,119

(1)	The tableware product category includes Creative Tops revenue, which was previously presented separately. Revenue sources disclosed in 2012 have been reclassified to conform to the current year presentation for comparative purposes.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2014	$15,162
2015	14,877
2016	13,903
2017	10,576
2018	7,284
Thereafter	16,619

Total	$78,421

Rent and related expenses under operating leases were $14.3 million, $14.8 million and $13.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. There was no sublease rental income in 2013 and 2012. Sublease rental income was $70,000 for the year ended December 31, 2011.

Royalties

The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2023. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31,
2014	$6,424
2015	6,882
2016	807
2017	411
2018	416
Thereafter	1,035

Total	$15,975

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE L — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $17,500 ($23,000 for employees 50 years or over) for 2013. Effective January 1, 2009, the Company suspended its matching contribution as an expense savings measure. The Company’s U.K.-based subsidiary, Creative Tops, also maintains a defined contribution pension plan.

Retirement benefit obligations

The Company assumed retirement benefit obligations, which are paid to certain former executives of an acquired business. The obligations under these agreements are unfunded and amounted to $5.4 million at December 31, 2013 and $5.9 million at December 31, 2012.

The discount rate used to calculate the retirement benefit obligations was 4.50% at December 31, 2013 and 3.60% at December 31, 2012. The retirement benefit obligations are included in accrued expenses and deferred rent and other long-term liabilities.

The Company expects to recognize $47,000 of the actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2014.

Future retirement benefit payments are as follows (in thousands):

Year ending December 31,
2014	$143
2015	132
2016	121
2017	265
2018	362
2019-2023	1,753

Total	$2,776

NOTE M — OTHER

Inventory

The components of inventory are as follows:

	December 31,
	2013	2012
	(in thousands)
Finished goods	$108,340	$101,021
Work in process	1,966	2,046
Raw materials	2,485	1,517

Total	$112,791	$104,584

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Property and equipment

Property and equipment consist of:

	December 31,
	2013	2012
	(in thousands)
Machinery, furniture and equipment	$79,132	$75,896
Leasehold improvements	26,959	26,334
Building and improvements	1,604	1,604
Construction in progress	104	920
Land	100	100

	107,899	104,854
Less: accumulated depreciation and amortization	(80,201)	(73,208)

Total	$27,698	$31,646

Depreciation and amortization expense on property and equipment for the years ended December 31, 2013, 2012 and 2011 was $7.7 million, $7.8 million and $7.5 million, respectively.

Included in machinery, furniture and equipment at each of December 31, 2013 and 2012 is $2.1 million related to assets recorded under capital leases. Included in accumulated depreciation and amortization at each of December 31, 2013 and 2012 is $1.9 million related to assets recorded under capital leases.

Accrued expenses

Accrued expenses consist of:

	December 31,
	2013	2012
	(in thousands)
Customer allowances and rebates	$11,756	$10,595
Compensation and benefits	11,781	7,824
Interest	98	401
Vendor invoices	5,135	5,355
Royalties	2,567	2,259
Commissions	1,245	1,089
Freight	1,419	1,122
Contingent consideration related to F&F acquisition	1,647	730
Working capital excess related to F&F acquisition	254	845
Other	5,193	3,134

Total	$41,095	$33,354

Deferred rent & other long-term liabilities

Deferred rent & other long-term liabilities consist of:

	December 31,
	2013	2012
	(in thousands)
Deferred rent liability	$9,737	$10,719
Retirement benefit obligations	5,212	5,752
Contingent consideration related to F&F acquisition	3,647	4,640
Derivative liability	48	454

Total	$18,644	$21,565

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Supplemental cash flow information

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,115	$5,498	$6,877
Cash paid for taxes	10,862	6,067	10,331
Non-cash investing activities:
Translation adjustment	$(140)	$3,077	$(704)

Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(2,804)	$(5,881)	$(5,177)
Translation adjustment during period	(140)	3,077	(704)

Balance at end of year	$(2,944)	$(2,804)	$(5,881)

Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(1,160)	$—	$—
Net gain (loss) arising from retirement benefit obligations, net of tax	361	(1,187)	—
Amounts reclassified from accumulated other comprehensive loss:
Amortization of loss, net of tax(1)	54	27	—

Balance at end of year	$(745)	$(1,160)	$—

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$(272)	$—	$—
Derivative fair value adjustment, net of tax	241	(272)	—
Amounts reclassified from accumulated other comprehensive loss:
Hedge de-designation, net of tax(2)	—	—	—

Balance at end of year	$(31)	$(272)	$—

Notes:

(1)	Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.
(2)	Amount is recorded in interest expense on the consolidated statements of operations.

NOTE N — SUBSEQUENT EVENTS

Amended and Restated Credit Agreement

On January 13, 2014, the Company entered into the Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. The Second Amended and Restated Credit Agreement provides for, among other things, (i) an extension of the maturity of the $175.0 million Revolving Credit Facility to January 11, 2019 and (ii) a new Term Loan facility of $50.0 million.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Acquisition of Thomas Plant (Birmingham) Limited

On January 15, 2014, the Company acquired 100% of the share capital of Thomas Plant (Birmingham) Limited (“Thomas Plant” or “Kitchen Craft”) for cash in the amount of £37.4 million ($61.5 million), which includes an estimated working capital adjustment and 581,432 shares of common stock of the Company with a value of £5.5 million ($9.0 million). Contingent cash consideration of up to £5.5 million ($9.0 million) will be payable in future years if Kitchen Craft achieves certain financial targets. Kitchen Craft is a leading supplier of kitchenware products and accessories in the United Kingdom.

As of the date of this Annual Report on Form 10-K, the information is not yet available to perform the preliminary purchase price allocation and prepare the supplemental pro forma disclosures. The disclosures and supplemental pro forma information required by ASC 805 — Business Combinations will be made when the information becomes available.

Acquisition of Built

On February 24, 2014, the Company acquired the business and certain assets of Built NY, a designer and distributor of brightly colored, uniquely patterned Neoprene products, including bags, totes, cases and sleeves.

Acquisition of La Cafetière

In March 2014, the Company acquired the business and certain assets of La Cafetière, including exclusive distribution rights. La Cafetière designs and distributes products to brew and serve coffee and tea. Its products are marketed worldwide under the La Cafetière® and Randwyck® brands.

Item 15(a)

LIFETIME BRANDS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at beginning of period	Due to acquisitions	Charged to costs and expenses		Deductions		Balance at end of period
Year ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$361	$—	$260		$(148	)(a)	$473
Reserve for sales returns and allowances	3,635	—	6,004	(c)	(4,903	)(b)	4,736

	$3,996	$—	$6,264		$(5,051)		$5,209

Year ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful Accounts	$328	$67	$181		$(215	)(a)	$361
Reserve for sales returns and allowances	4,274	179	6,660	(c)	(7,478	)(b)	3,635

	$4,602	$246	$6,841		$(7,693)		$3,996

Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$1,057	$—	$63		$(792	)(a)	$328
Reserve for sales returns and allowances	11,554	—	3,378	(c)	(10,658	)(b)	4,274

	$12,611	$—	$3,441		$(11,450)		$4,602

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Allowances granted.
(c)	Charged to net sales.

S-1