Form 10-Q
period 2014-03-31
LIFETIME BRANDS, INC
filed 2014-05-07
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2014 was 13,482,823.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,223	$4,947
Accounts receivable, less allowances of $6,402 at March 31, 2014 and $5,209 at December 31, 2013	83,568	87,217
Inventory (Note A)	136,384	112,791
Prepaid expenses and other current assets	11,254	5,781
Deferred income taxes (Note H)	3,969	3,940

TOTAL CURRENT ASSETS	239,398	214,676
PROPERTY AND EQUIPMENT, net	27,707	27,698
INVESTMENTS (Note C)	36,750	36,948
INTANGIBLE ASSETS, net (Note D)	112,168	55,149
OTHER ASSETS	3,228	2,268

TOTAL ASSETS	$419,251	$336,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note E)	$7,500	$—
Current maturity of Senior Secured Term Loan (Note E)	—	3,937
Accounts payable	28,284	21,426
Accrued expenses	35,539	41,095
Income taxes payable (Note H)	1,701	3,036

TOTAL CURRENT LIABILITIES	73,024	69,494
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,225	18,644
DEFERRED INCOME TAXES (Note H)	10,608	1,777
REVOLVING CREDIT FACILITY (Note E)	84,430	49,231
CREDIT AGREEMENT TERM LOAN (Note E)	42,500	—
SENIOR SECURED TERM LOAN (Note E)	—	16,688
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 13,465,823 at March 31, 2014 and 12,777,407 at December 31, 2013	136	128
Paid-in capital	156,575	146,273
Retained earnings	34,767	38,224
Accumulated other comprehensive loss (Note K)	(3,014)	(3,720)

TOTAL STOCKHOLDERS’ EQUITY	188,464	180,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$419,251	$336,739

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$118,411	$98,657
Cost of sales	74,079	62,345

Gross margin	44,332	36,312
Distribution expenses	12,346	10,796
Selling, general and administrative expenses	34,183	25,631

Loss from operations	(2,197)	(115)
Interest expense (Note E)	(1,390)	(1,162)
Loss on early retirement of debt (Note E)	(319)	—

Loss before income taxes and equity in earnings	(3,906)	(1,277)
Income tax benefit (Note H)	1,185	399
Equity in (losses) earnings, net of taxes (Note C)	(208)	246

NET LOSS	$(2,929)	$(632)

BASIC LOSS PER COMMON SHARE (NOTE G)	$(0.22)	$(0.05)

DILUTED LOSS PER COMMON SHARE (NOTE G)	$(0.22)	$(0.05)

Cash dividends declared per common share (Note K)	$0.03750	$0.03125

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(2,929)	$(632)
Other comprehensive income, net of tax:
Translation adjustment	690	1,125
Derivative fair value adjustment	9	13
Effect of retirement benefit obligations	7	13

Other comprehensive income, net of tax:	$706	$1,151

Comprehensive (loss) income	$(2,223)	$519

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(2,929)	$(632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	50	32
Depreciation and amortization	3,613	2,523
Amortization of financing costs	149	123
Deferred rent	(274)	(199)
Deferred income tax	(179)	—
Stock compensation expense	726	671
Undistributed equity earnings	208	(246)
Loss on retirement of debt	319	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	19,218	35,185
Inventory	(3,068)	541
Prepaid expenses, other current assets and other assets	(3,755)	(94)
Accounts payable, accrued expenses and other liabilities	(10,197)	(8,009)
Income taxes payable	(2,947)	(4,933)

NET CASH PROVIDED BY OPERATING ACTIVITIES	934	24,962

INVESTING ACTIVITIES
Purchases of property and equipment	(1,156)	(1,187)
Kitchen Craft acquisition, net of cash acquired	(59,856)	—
Other acquisitions, net of cash acquired	(5,280)	—

NET CASH USED IN INVESTING ACTIVITIES	(66,292)	(1,187)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	78,657	40,121
Repayments of Revolving Credit Facility	(43,458)	(62,750)
Repayment of Senior Secured Term Loan	(20,625)	—
Proceeds from Credit Agreement Term Loan	50,000	—
Payment of financing costs	(1,375)	—
Proceeds from the exercise of stock options	1,200	302
Cash dividend paid	(501)	(319)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	63,898	(22,646)

Effect of foreign exchange on cash	736	(572)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(724)	557

Cash and cash equivalents at beginning of year	4,947	1,871

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,223	$2,428

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2013 and 2012, net sales for the third and fourth quarters accounted for 61% and 58% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $370,000 and $441,000 for the three months ended March 31, 2014 and 2013, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

March 31, 2014

(unaudited)

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

The components of inventory are as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Finished goods	$132,836	$108,340
Work in process	1,896	1,966
Raw materials	1,652	2,485

Total	$136,384	$112,791

Fair value of financial instruments

The Company determined the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility, credit agreement term loan and senior secured term loan approximate fair value since such borrowings bear interest at variable market rates.

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

The Company is a party to interest rate swap agreements with an aggregate notional amount of $28.9 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreements commenced in March 2013 and expires in June 2018 and the notional amount amortizes over this period. The interest rate swap agreements were designated as a cash flow hedge under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements are recorded as a component of accumulated other comprehensive loss. The effect of recording these derivatives at fair value resulted in an unrealized gain of $9,000 and $13,000, net of taxes, for the three months ended March 31, 2014 and 2013, respectively. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The fair value of the derivatives have been obtained from the counterparties to the agreement and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s interest rate derivative instruments was a liability of $40,000 and $54,000 at March 31, 2014 and December 31, 2013, respectively, and is included in Other long-term liabilities.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Although these foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting, the contracts are effective from an economic perspective. The changes in the fair value of these contracts are recorded in earnings immediately. A gain of approximately $2,000 is included within Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014.

The aggregate gross notional amount of foreign exchange contracts at March 31, 2014 was $12.9 million. The fair value of the Company’s foreign exchange contracts was a liability of $738,000 and is included within Other long-term liabilities in the Condensed Consolidated Balance Sheet. The fair value of the derivatives have been obtained from the counterparties to the agreement and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

Employee Healthcare

The Company self-insures certain portions of its health insurance plan. The Company maintains an accrual for unpaid claims and estimated claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate claims IBNR, actual claims may vary significantly from estimated claims.

Adoption of New Accounting Pronouncements

Effective January 1, 2013, the Company adopted ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (e.g., net periodic pension benefit cost), an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. In connection with the adoption of this standard, the Company added additional disclosure about the Company’s accumulated other comprehensive income to Note K of its financial statements.

NOTE B —ACQUISITIONS

Kitchen Craft

On January 15, 2014, the Company acquired 100% of the share capital of Thomas Plant (Birmingham) Limited (“Kitchen Craft”) for cash in the amount of £37.4 million ($61.5 million) and 581,432 shares of common stock of the Company with an intrinsic value of £5.5 million ($9.0 million). The purchase price also includes contingent cash consideration of up to £5.5 million ($9.0 million) which will be payable in future years if Kitchen Craft achieves certain financial targets. Kitchen Craft is a leading supplier of kitchenware products and accessories in the United Kingdom. The assets, liabilities and operating results of Kitchen Craft are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

The purchase price has been determined to be as follows (in thousands):

Cash	$61,302
Share consideration issued(1)	8,382
Value of contingent consideration(2)	2,488
Estimated working capital adjustment(3)	663

Total purchase price	$72,835

(1)	Share consideration issued is valued at the closing market price discounted to account for lack of marketability related to the lock up period as described in the share purchase agreement.
(2)	The value of contingent consideration represents the present value of the estimated payments related to the attainment of certain financial targets for the years 2014 through 2016. The maximum undiscounted deferred and contingent consideration to be paid on the agreement is £5.5 million ($9.0 million).
(3)	Estimated working capital adjustment represents the estimated future payment to be made as defined in the share purchase agreement.

The purchase price was allocated based on the Company’s preliminary estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation
Accounts Receivable (1)	$14,258
Inventory	17,912
Other assets	3,650
Other liabilities	(9,197)
Deferred income tax	(8,988)
Goodwill and other intangibles	55,200

Total allocated value	$72,835

(1)	The fair value of accounts receivable approximated the gross contractual amounts receivable.

Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes. All of the goodwill and other intangible assets are included in the Wholesale Segment. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note D).

Unaudited Pro forma Results

The three months ended March 31, 2014 includes the operations of Kitchen Craft for the period from January 15, 2014 to March 31, 2014. The condensed consolidated statement of operations for the three months ended March 31, 2014, include $16.9 million of net sales and $0.4 million of net income contributed by Kitchen Craft.

The following table presents the Company’s pro forma consolidated net sales and income (loss) before income taxes and equity in earnings for the three months ended March 31, 2014 and March 31, 2013. The unaudited pro forma results include the historical statement of operations information of the Company and of Kitchen Craft, giving effect to the Kitchen Craft acquisition and related financing as if they had occurred at the beginning of the period presented. As described below, the Company consummated certain other acquisitions during the three months ended March 31, 2014; however the Company has not included the results prior to their acquisition in these pro forma results as the impact would not have been material.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

	Unaudited pro forma results
	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands, except per share data)
Net Sales	$118,411	$113,629
Loss before income taxes and equity in earnings	(2,510)	(585)
Net loss	(2,077)	(21)
Basic and diluted loss per common share	$(0.16)	$(0.00)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Kitchen Craft acquisition:

(i)	as a result of a $0.9 million increase in the fair value of acquired inventory at the acquisition date, the Company recorded a $0.5 million charge in cost of sales in the three months ended March 31, 2014 condensed consolidated financial statements. The pro forma adjustments reflect the elimination of this charge;

(ii)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $0.9 million in the three months ended March 31, 2013;

(iii)	the elimination of acquisition costs recorded in the three months ended March 31, 2014 of $0.9 million;

(iv)	an increase in interest expense and amortization of debt issuance costs of $0.5 million, resulting from the refinancing of the Company’s debt to finance the acquisition in the three months ended March 31, 2013;

(v)	an adjustment to conform compensation expense to the Company’s current compensation policies.

The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination.

The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Kitchen Craft acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future condensed consolidated operating results of the combined company.

Other acquisitions

In February 2014, the Company acquired certain assets of Built NY, Inc. (“Built NY”), including inventory, trademarks and other intellectual property. Also in February 2014 the Company acquired certain assets of Empire Silver Company, Inc. (“Empire Silver”), including trademarks and other intellectual property. In March 2014, the Company acquired the business and certain assets of La Cafetière Inc., La Cafetière UK (Limited) and Cafetière B.V. (collectively “La Cafetière”), including trademarks and other intellectual property, inventory and certain receivables. In aggregate, the Company paid approximately $5.3 million of primarily cash consideration for these acquisitions. The assets, liabilities and operating results of the acquisitions are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition dates.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE C —INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three month periods ended March 31, 2014 and 2013 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 13.06 and MXN 12.34 at March 31, 2014 and 2013, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rate of MXN 13.23 and MXN 12.70 during the three months ended March 31, 2014 and 2013, respectively. The effect of the translation of the Company’s investment resulted in a decrease of the investment of $11,000 and an increase of $1.7 million during the three months ended March 31, 2014 and 2013, respectively (also see Note K). These translation effects are recorded in accumulated other comprehensive loss. Included in prepaid expenses and other current assets at March 31, 2014 are amounts due from Vasconia of $36,000. Included within accrued expenses at March 31, 2014 and December 31, 2013 are amounts due to Vasconia of $8,000 and $152,000, respectively.

Summarized statement of operations information for Vasconia in USD and MXN for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2014		2013
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$43,258	$572,196	$40,240	$510,879
Gross profit	7,839	103,697	7,917	100,519
Income from operations	1,754	23,207	2,140	27,169
Net income	109	1,438	1,226	15,568

The Company recorded equity in earnings of Vasconia, net of taxes, of $41,000 and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $35.2 million, in both periods. The carrying value of the Company’s investment in Vasconia was $30.5 million as of March 31, 2014 and December 31, 2013, in both periods.

The Company owns a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. The Company recorded equity in losses of GSI of $213,000 and $23,000, net of taxes, for the three months ended March 31, 2014 and 2013, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE D — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$18,355	—	$18,355	$5,085	—	$5,085
Indefinite-lived intangible assets:
Trade names	18,364	—	18,364	18,364	—	18,364
Finite-lived intangible assets:
Licenses	15,847	(7,665)	8,182	15,847	(7,551)	8,296
Trade names	22,709	(3,094)	19,615	10,056	(2,677)	7,379
Customer relationships	50,432	(3,705)	46,727	18,406	(2,736)	15,670
Other	1,202	(277)	925	584	(229)	355

Total	$126,909	$(14,741)	$112,168	$68,342	$(13,193)	$55,149

NOTE E — DEBT

Credit Agreement

The Company has a $175.0 million secured credit agreement (the “Revolving Credit Facility”), with a bank group led by JPMorgan Chase Bank, N.A. In January 2014, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A (“Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things, (i) an extension of the maturity of the $175.0 million Revolving Credit Facility to January 11, 2019 and (ii) a new Term Loan facility of $50.0 million.

Borrowings under the Revolving Credit Facility bear interest, at the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 0.75% to 1.25%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 1.75% to 2.25%. The respective margins are based upon availability. Interest rates on outstanding borrowings at March 31, 2014 ranged from 2.125% to 4.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

At March 31, 2014, borrowings outstanding under the Revolving Credit Facility were $84.4 million and open letters of credit were $4.2 million. Availability under the Revolving Credit Facility was approximately $53.7 million, or 31% of the total loan commitment at March 31, 2014.

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

ABR Term Loans or Eurocurrency Term Loans, provided for under the Second Amended and Restated Credit Agreement, bear interest based on the applicable Senior Leverage Ratio. The ABR Spread for Term Loans is 3.0% to 3.5% and the Spread for Eurocurrency Term Loans is 4.0% to 4.5%. As of March 31, 2014, $50.0 million was outstanding under the Term Loan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

The Second Amended and Restated Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Second Amended and Restated Credit Agreement provides that at any time the Term Loans are outstanding or at anytime availability is less than $17.5 million, the Company maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters and provides that when the Term Loan is outstanding, the Company maintain a Senior Leverage Ratio within defined parameters of, 3.75 to 1.00 at each fiscal quarter end during 2014; 3.00 to 1.00 at each fiscal quarter end in 2015; and 2.50 to 1.00 at each fiscal quarter end thereafter. Notwithstanding the foregoing, for any fiscal quarter ending on September 30, the Senior Leverage Ratio shall be increased by an additional 0.25:1.00.

The Company was in compliance with the financial covenants of the Second Amended and Restated Credit Agreement at March 31, 2014.

In January 2014, the Company repaid the Senior Secured Term Loan in connection with the Second Amended and Restated Credit Agreement.

NOTE F — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2014 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2014	2,371,650	$12.75
Grants	100,000	18.04
Exercises	(105,213)	11.41
Cancellations	(5,000)	15.60

Options outstanding, March 31, 2014	2,361,437	13.03	6.16	$14,624,245

Options exercisable, March 31, 2014	1,450,637	13.21	5.09	$9,948,309

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2014. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2014 and the exercise price.

The total intrinsic value of stock options exercised for the three months ended March 31, 2014 and 2013 was $668,279 and $427,100, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

The Company recognized stock compensation expense of $726,000 and $671,000 for the three months ended March 31, 2014 and 2013, respectively.

Total unrecognized compensation cost related to unvested stock options at March 31, 2014, before the effect of income taxes, was $4.0 million and is expected to be recognized over a weighted-average period of 2.71 years.

At March 31, 2014, there were 548,073 shares available for awards that could be granted under the Company’s 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE G — LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Net loss—basic and diluted	$(2,929)	$(632)
Weighted-average shares outstanding—basic and diluted	13,274	12,761

Basic and diluted loss per common share	$(0.22)	$(0.05)

The computation of diluted loss per common share for the three months ended March 31, 2014 and 2013 excludes the shares underlying options to purchase 2,361,437 shares and 2,518,780 shares, respectively. These shares were excluded due to their antidilutive effects.

NOTE H — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that $143,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, Illinois, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2011. At March 31, 2014, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2009 through 2013.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three months ended March 31, 2014 and 2013.

NOTE I — BUSINESS SEGMENTS

The Company operates in two reportable business segments: the Wholesale segment, the Company’s primary business segment, in which the Company designs, markets and distributes products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa® and Lifetime Sterling® Internet websites. The operating results of Kitchen Craft, since the date of the acquisition, are included in the Wholesale segment.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net sales
Wholesale	$113,818	$93,118
Retail Direct	4,593	5,539

Total net sales	$118,411	$98,657

Income (loss) from operations
Wholesale	$2,203	$2,559
Retail Direct	(299)	9
Unallocated corporate expenses	(4,101)	(2,683)

Total loss from operations	$(2,197)	$(115)

Depreciation and amortization
Wholesale	$(3,549)	$(2,458)
Retail Direct	(64)	(65)

Total depreciation and amortization	$(3,613)	$(2,523)

NOTE J — CONTINGENCIES

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE K — OTHER

Cash dividends

On March 11, 2014, the Board of Directors declared a quarterly dividend of $0.0375 per share payable on May 15, 2014 to shareholders of record on May 1, 2014. As of March 31, 2014, the Company accrued $505,000 for the payment of the dividend.

Supplemental cash flow information

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,099	$908
Cash paid for taxes	4,340	4,375
Non-cash investing activities:
Translation adjustment	$(690)	$(1,125)

Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(2,944)	$(2,804)
Translation gain during period	690	1,125

Balance at end of period	$(2,254)	$(1,679)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(745)	$(1,160)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of actuarial losses, net of tax of $5 and $9 for the three months ended March 31, 2014 and 2013, respectively (1)	7	13

Balance at end of period	$(738)	$(1,147)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(31)	$(272)
Derivative fair value adjustment, net of tax of $6 and $9 for the three months ended March 31, 2014 and 2013, respectively	9	13

Balance at end of period	$(22)	$(259)

(1)	Amounts are recorded in selling, general and administrative expense on the Condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the three-month periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 14, 2014. We did not audit the consolidated financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest), which statements have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $30.5 million at December 31, 2013, and the Company’s equity in the net loss of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $4.0 million for the year ended December 31, 2013. In our opinion, the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Jericho, New York

May 7, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries) contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “seeks,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2013 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	Indebtedness;

•	Seasonality;

•	General economic factors and political conditions;

•	Acquisitions and investments;

•	International operations;

•	Liquidity;

•	Interest;

•	Competition;

•	Customer practices;

•	Supply chain;

•	International trade and transportation;

•	Intellectual property, brands and licenses;

•	Regulatory matters;

•	Product liability;

•	Technology;

•	Personnel;

•	Business interruptions;

•	Price fluctuations; and

•	Projections.

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware, bakeware and novelty housewares) and Tableware (dinnerware, flatware and glassware); and one category, Home Solutions, which comprises other products used in the home (pantryware, spices, food storage and home décor). In 2013, Kitchenware products and Tableware products accounted for approximately 89% of the Company’s wholesale net sales and 86% of its consolidated net sales.

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

BUSINESS SEGMENTS

The Company operates in two reportable business segments: the Wholesale segment, which is the Company’s primary business that designs, markets and distributes its products to retailers and distributors, and the Retail Direct segment, in which the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff®, Mikasa®, Lifetime Sterling® and The English Table Internet websites. The operating results of Kitchen Craft is included in the Wholesale segment from the date it was acquired by the Company.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2014, Vasconia’s Board of Directors is comprised of ten members of which the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a leading wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings in the Company’s condensed consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of March 31, 2014, GSI’s Board of Directors is comprised of six members (including two independent members) of which the Company has designated three members (including one independent member).

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2013 and 2012 net sales for the third and fourth quarters accounted for 61% and 58% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

The following table sets forth statement of operation data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	62.6	63.2

Gross margin	37.4	36.8
Distribution expenses	10.4	10.9
Selling, general and administrative expenses	28.9	26.0

Loss from operations	(1.9)	(0.1)
Interest expense	(1.2)	(1.2)
Loss on early retirement of debt	(0.3)	—

Loss before income taxes and equity in earnings	(3.4)	(1.3)
Income tax benefit	1.0	0.4
Equity in (losses) earnings, net of taxes	(0.2)	0.3

Net loss	(2.6)%	(0.6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2013

Net Sales

Net sales for the three months ended March 31, 2014 were $118.4 million, an increase of $19.7 million, or 20.0%, as compared to net sales of $98.7 million for the corresponding period in 2013.

Net sales for the Wholesale segment for the three months ended March 31, 2014 were $113.8 million, an increase of $20.7 million or 22.2%, as compared to net sales of $93.1 million for the corresponding period in 2013. Net sales for the Company’s Kitchenware product category were $68.8 million for the three months ended March 31, 2014, an increase of $16.1 million, or 30.6%, as compared to $52.7 million for the corresponding period in 2013. Net sales for the Company’s Kitchenware product category included $16.9 million of net sales in 2014 from Kitchen Craft which was acquired on January 15, 2014. Net sales for the Company’s Tableware product category were $34.5 million for the three months ended March 31, 2014, an increase of $5.2 million, or 17.7%, as compared to $29.3 million for the corresponding period in 2013. The Tableware product category sales increase reflects an increase in dinnerware sales in the U.S. and an increase in net sales at Creative Tops which was partially offset by lower flatware sales. Net sales for the Company’s Home Solutions product category were $10.5 million for the three months ended March 31, 2014, a decrease of $0.6 million, or 5.4%, as compared to $11.1 million for the corresponding period in 2013. The decrease in sales for the Company’s Home Solutions product category was due to continuing weakness for Home Décor products.

Net sales for the Retail Direct segment for the three months ended March 31, 2014 were $4.6 million, a decrease of $1.0 million, or 17.9%, as compared to $5.6 million for the corresponding period in 2013, principally resulted from reduced activity on Company’s Pfaltzgraff® and Mikasa® internet websites.

Gross margin

Gross margin for the three months ended March 31, 2014 was $44.3 million, or 37.4%, as compared to $36.3 million, 36.8%, for the corresponding period in 2013.

Gross margin for the Wholesale segment was 36.2% for the three months ended March 31, 2014 as compared to 34.9% for the corresponding period in 2013. The increase in gross margin primarily reflects changes in product mix.

Gross margin for the Retail Direct segment was 69.3% for the three months ended March 31, 2014 as compared to 68.6% during the corresponding period in 2013.

Distribution expenses

Distribution expenses for the three months ended March 31, 2014 were $12.3 million as compared to $10.8 million for the corresponding period in 2013. Distribution expenses as a percentage of net sales were 10.4% for the three months ended March 31, 2014 as compared to 10.9% for the corresponding period in 2013.

Distribution expenses as a percentage of sales for the Wholesale segment shipped from the Company’s warehouses were 10.6% as compared to 10.2% for the corresponding period in 2013. The increase reflects lower volume shipped from the Company’s United States warehouses and higher expenses. The increase was partially offset by higher volume in the United Kingdom.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 31.0% for the three months ended March 31, 2014 as compared to 30.4% for the corresponding period in 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 were $34.2 million, an increase of 33.6%, as compared to $25.6 million for the corresponding period in 2013.

Selling, general and administrative expenses for the three months ended March 31, 2014 for the Wholesale segment were $28.0 million, an increase of $7.2 million, or 34.6%, from $20.8 million for the corresponding period in 2013. The increase was primarily due to the inclusion of Kitchen Craft and other acquisitions and higher compensation related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 24.6% for the three months ended March 31, 2014 compared to 22.3% for the corresponding period in 2013.

Selling, general and administrative expenses for the Retail Direct segment were $2.1 million for the three months ended March 31, 2014 and 2013

Unallocated corporate expenses for the three months ended March 31, 2014 and 2013 were $4.1 million and $2.7 million, respectively. The increase was primarily attributable to acquisition related expenses.

Interest expense

Interest expense for the three months ended March 31, 2014 was $1.4 million as compared to $1.2 million for the corresponding period in 2013. The increase in interest expense was attributable to higher average borrowings attributable to recent acquisitions which were partially offset by lower rates resulting from the refinancing.

Income tax benefit

The income tax benefit for the three months ended March 31, 2014 was $1.2 million as compared to $0.4 million for the corresponding period in 2013. The Company’s effective tax rate for the three months ended March 31, 2014 was 30.3% as compared to a tax rate of 31.2% for the 2013 period. The lower effective tax rate for the three months ended March 31, 2014 reflects expense recorded for uncertain tax positions as well as income recorded in the UK related to the acquisition of Kitchen Craft which is taxed at a lower tax rate of 21%. The tax rate for the three months ended March 31, 2013 reflects the impact of a reduction in certain state tax rate factors on deferred tax assets, which partially offset the income tax benefit of the period.

Equity in (losses) earnings

Equity in earnings of Vasconia, net of taxes, was $41,000 for the three months ended March 31, 2014 as compared to $0.3 million for the three months ended March 31, 2013. Vasconia reported income from operations for the three months ended March 31, 2014 and 2013 of $1.8 million and $2.1 million, respectively, and net income of $0.1 million for the three months ended March 31, 2014 as compared to $1.2 million for the three months ended March 31, 2013. The reduction in income is the result of a decline in sales and manufacturing inefficiencies associated with the operations of Almexa.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

The Company has a $175.0 million secured credit agreement (the “Revolving Credit Facility”), which was set to mature on July 27, 2017, with a bank group led by JPMorgan Chase Bank, N.A. In January 2014, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A (“Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provides for, among other things, (i) an extension of the maturity of the $175.0 million Revolving Credit Facility to January 11, 2019 and (ii) a new Term Loan facility of $50.0 million.

Borrowings under the Revolving Credit Facility bear interest, at the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 0.75% to 1.25%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 1.75% to 2.25%. The respective margins are based upon availability. Interest rates on outstanding borrowings at March 31, 2014 ranged from 2.125% to 4.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

At March 31, 2014, borrowings outstanding under the Revolving Credit Facility were $84.4 million and open letters of credit were $4.2 million. Availability under the Revolving Credit Facility was approximately $53.7 million, or 31% of the total loan commitment at March 31, 2014.

The Company classifies a portion of the Revolving Credit Facility as a current liability if the Company’s intent and ability is to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions.

ABR Term Loans or Eurocurrency Term Loans, provided for under the Second Amended and Restated Credit Agreement, bear interest based on the applicable Senior Leverage Ratio. The ABR Spread for Term Loans is 3.0% to 3.5% and the Spread for Eurocurrency Term Loans is 4.0% to 4.5%. As of March 31, 2014, $50.0 million was outstanding under the Term Loan.

The Second Amended and Restated Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Second Amended and Restated Credit Agreement provides that at any time the Term Loans are outstanding or at anytime availability is less than $17.5 million, the Company maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for any four consecutive fiscal quarters and provides that when the Term Loan is outstanding, the Company maintain a Senior Leverage Ratio within defined parameters of, 3.75 to 1.00 at each fiscal quarter end during 2014; 3.00 to 1.00 at each fiscal quarter end in 2015; and 2.50 to 1.00 at each fiscal quarter end thereafter. Notwithstanding the foregoing, for any fiscal quarter ending on September 30, the Senior Leverage Ratio shall be increased by an additional 0.25:1.00.

In January 2014, the Company repaid the Senior Secured Term Loan in connection with the Second Amended and Restated Credit Agreement.

The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital and other corporate needs.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $28.9 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge period in the agreements commenced in March 2013 and expires in June 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Although these foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting, the contracts are effective from an economic perspective.

Consolidated EBITDA

The Company’s Consolidated EBITDA for the four quarters ended March 31, 2014 was $44.1 million, as follows:

Consolidated EBITDA for the four quarters ended March 31, 2014
(in thousands)
Three months ended March 31, 2014	3,660
Three months ended December 31, 2013	21,011
Three months ended September 30, 2013	15,067
Three months ended June 30, 2013	4,321

Total for the four quarters	$44,059

Capital expenditures for the three months ended March 31, 2014 were $1.2 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the U.S. Securities and Exchange Commission. The following is a reconciliation of the net loss as reported to Consolidated EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months ended March 31,
	2014	2013
	(in thousands)
Net loss as reported	$(2,929)	$(632)
Subtract out:
Undistributed equity (earnings) losses, net	208	(246)
Add back:
Income tax benefit	(1,185)	(399)
Interest expense	1,390	1,162
Depreciation and amortization	3,613	2,523
Stock compensation expense	726	671
Permitted acquisition related expenses	1,518	—
Early retirement of debt	319	—

Consolidated EBITDA	$3,660	$3,079

Operating activities

Cash provided by operating activities was $0.9 million for the three months ended March 31, 2014 as compared to $25.0 million for the corresponding period in 2013. The decrease was primarily attributable to a smaller decrease in accounts receivable for 2014 than in 2013 and an increase in inventory and other current assets.

Investing activities

Cash used in investing activities was $66.3 million for the three months ended March 31, 2014 as compared to $1.2 million for the corresponding period in 2013. The increase in investing activities primarily related to the cash consideration paid in the 2014 acquisition of Kitchen Craft.

Financing activities

Cash provided by financing activities was $63.9 million for the three months ended March 31, 2014 as compared to $22.6 million cash used in financing activities for the 2013 period. The proceeds from the 2014 borrowings were principally used to finance the 2014 acquisition of Kitchen Craft.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

On January 15, 2014, the Company acquired 100% of the share capital of Kitchen Craft, as included in Note B of this Quarterly Report on Form 10-Q. Kitchen Craft’s operations are in the United Kingdom. As a result of this acquisition, and combined with the Company’s other foreign operations, investments and strategic alliances, the Company is subject to exchange rate risk.

In connection with this acquisition, the Company entered into an amendment and restatement of its existing amended and restated credit agreement (“Second Amended and Restated Credit Agreement”). As of March 31, 2013, the Company’s Second Amended and Restated Credit Agreement requires interest to be paid at variable rates. The Company partially mitigates this interest rate exposure through the use of interest rate swap agreements with a notional amount of $28.9 million as of March 31, 2014.

The Company has entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The notional amount of the foreign exchange contracts at March 31, 2014 was $12.9 million. As a result of these contracts the Company is exposed to counterparty credit risk for nonperformance. The Company manages its exposure to counterparty credit risk by dealing with counterparties who are international financial institutions with investment grade credit ratings. The Company believes that the risk of incurring credit risk losses is remote.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2014, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

On January 15, 2014, the Company acquired 100% of the share capital of Kitchen Craft. The Company has begun to integrate policies, processes, people, technology and operations for the post-Merger combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of Kitchen Craft into the post-Merger combined company, during the quarter ended on March 31, 2014, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities

On January 15, 2014, the Company acquired 100% of the share capital of Kitchen Craft. The consideration included 581,432 shares of common stock of the Company with a value of £5.5 million ($9.0 million). The shares were issued to the sellers pursuant to the Share Purchase Agreement, dated January 15, 2014, among the Company and the shareholders of Kitchen Craft, attached as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 17, 2014. The Company relied on exemptions from registration pursuant to Section 3(b) and Section 4(a)(2) of the Securities Act of 1933 and Rule 506 under Regulation D promulgated thereunder and/or Rule 903 under Regulation S promulgated thereunder.

Item 6. Exhibits

Exhibit No.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Laurence Winoker, Senior Vice President—Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Director, and Laurence Winoker, Senior Vice President— Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	May 7, 2014
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 7, 2014
Laurence Winoker
Senior Vice President—Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)