Form 10-Q
period 2014-06-30
LIFETIME BRANDS, INC
filed 2014-08-07
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2014 was 13,598,921.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,229	$4,947
Accounts receivable, less allowances of $6,082 at June 30, 2014 and $5,209 at December 31, 2013	70,059	87,217
Inventory (Note A)	153,241	112,791
Prepaid expenses and other current assets	11,365	5,781
Deferred income taxes (Note H)	3,994	3,940

TOTAL CURRENT ASSETS	243,888	214,676

PROPERTY AND EQUIPMENT, net	27,127	27,698
INVESTMENTS (Note C)	37,407	36,948
INTANGIBLE ASSETS, net (Note D)	110,800	55,149
OTHER ASSETS	3,315	2,268

TOTAL ASSETS	$422,537	$336,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note E)	$10,000	$—
Current maturity of Senior Secured Term Loan (Note E)	—	3,937
Short term loan (Note E)	868	—
Accounts payable	27,823	21,426
Accrued expenses	27,808	41,095
Income taxes payable (Note H)	333	3,036

TOTAL CURRENT LIABILITIES	66,832	69,494

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,827	18,644
DEFERRED INCOME TAXES (Note H)	10,665	1,777
REVOLVING CREDIT FACILITY (Note E)	97,481	49,231
CREDIT AGREEMENT TERM LOAN (Note E)	40,000	—
SENIOR SECURED TERM LOAN (Note E)	—	16,688

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 13,511,864 at June 30, 2014 and 12,777,407 at December 31, 2013	136	128
Paid-in capital	157,546	146,273
Retained earnings	31,058	38,224
Accumulated other comprehensive loss (Note K)	(2,008)	(3,720)

TOTAL STOCKHOLDERS’ EQUITY	186,732	180,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$422,537	$336,739

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$115,321	$96,976	$233,732	$195,633

Cost of sales	74,469	60,620	148,548	122,965

Gross margin	40,852	36,356	85,184	72,668

Distribution expenses	12,460	10,129	24,806	20,925
Selling, general and administrative expenses	31,424	25,927	65,607	51,558
Restructuring expenses (Note A)	125	288	125	288

Income (loss) from operations	(3,157)	12	(5,354)	(103)

Interest expense (Note E)	(1,672)	(1,149)	(3,062)	(2,311)
Loss on early retirement of debt	—	—	(319)	—

Loss before income taxes and equity in earnings	(4,829)	(1,137)	(8,735)	(2,414)

Income tax benefit (Note H)	1,586	477	2,771	876
Equity in earnings (losses), net of taxes (Note C)	41	92	(167)	338

NET LOSS	$(3,202)	$(568)	$(6,131)	$(1,200)

BASIC LOSS PER COMMON SHARE (NOTE G)	$(0.24)	$(0.04)	$(0.46)	$(0.09)

DILUTED LOSS PER COMMON SHARE (NOTE G)	$(0.24)	$(0.04)	$(0.46)	$(0.09)

Cash dividends declared per common share	$0.03750	$0.03125	$0.0750	$0.0625

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(3,202)	$(568)	$(6,131)	$(1,200)
Other comprehensive income (loss), net of taxes:
Translation adjustment	1,042	(1,515)	1,732	(390)
Derivative fair value adjustment	(43)	231	(34)	244
Effect of retirement benefit obligations	7	13	14	26

Other comprehensive income (loss), net of taxes	1,006	(1,271)	1,712	(120)

Comprehensive loss	$(2,196)	$(1,839)	$(4,419)	$(1,320)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(6,131)	$(1,200)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	156	32
Depreciation and amortization	7,329	5,190
Amortization of financing costs	311	266
Deferred rent	(530)	(459)
Deferred income taxes	—	180
Stock compensation expense	1,439	1,393
Undistributed equity in earnings, net	167	234
Loss on early retirement of debt	319	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	33,180	39,877
Inventory	(18,960)	(7,970)
Prepaid expenses, other current assets and other assets	(4,050)	(3,512)
Accounts payable, accrued expenses and other liabilities	(17,356)	(3,112)
Income taxes payable	(3,277)	(3,615)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,403)	27,304

INVESTING ACTIVITIES
Purchases of property and equipment	(2,783)	(1,992)
Kitchen Craft acquisition, net of cash acquired	(61,676)	—
Other acquisitions, net of cash acquired	(5,280)	—
Net proceeds from sale of property	70	—

NET CASH USED IN INVESTING ACTIVITIES	(69,669)	(1,992)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	138,869	88,155
Repayments of Revolving Credit Facility	(90,853)	(107,208)
Repayments of Senior Secured Term Loan	(20,625)	(3,500)
Proceeds from Credit Agreement Term Loan	50,000	—
Proceeds from Short Term Loan	868	—
Payment of financing costs	(1,375)	—
Payments for common stock repurchases	—	(3,229)
Proceeds from exercise of stock options	1,460	676
Cash dividends paid (Note K)	(1,007)	(720)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	77,337	(25,826)

Effect of foreign exchange on cash	17	(175)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	282	(689)

Cash and cash equivalents at beginning of period	4,947	1,871

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,229	$1,182

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

During the second quarter of 2014, the Company realigned its reportable segments into three categories, U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment, formerly the Wholesale segment, includes the domestic operations of the Company’s primary business that designs, markets and distributes its products to retailers and distributors. Due to recent acquisitions, certain business operations conducted outside the U.S., previously included in the Wholesale segment, were moved to the International segment. This change reflects the manner in which management assesses performance and allocates resources. No changes were made to the Retail Direct segment.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2013 and 2012, net sales for the third and fourth quarters accounted for 61% and 58% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $312,000 and $360,000 for the three months ended June 30, 2014 and 2013, respectively, and $682,000 and $809,000 for the six months ended June 30, 2014 and 2013, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

June 30, 2014

(unaudited)

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

The components of inventory are as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Finished goods	$149,850	$108,340
Work in process	1,993	1,966
Raw materials	1,398	2,485

Total	$153,241	$112,791

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

Derivatives

The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging. ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivative is considered highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings. If a derivative which is designated as part of a hedging relationship is considered ineffective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, the changes in fair value are recorded in operations. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

The Company is a party to interest rate swap agreements with an aggregate notional amount of $28.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over this period. The interest rate swap agreements were designated as a cash flow hedge under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements are recorded as a component of accumulated

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

other comprehensive loss. The effect of recording these derivatives at fair value resulted in an unrealized loss of $43,000 and an unrealized gain of $231,000, net of taxes, for the three months ended June 30, 2014 and 2013, respectively, and an unrealized loss of $34,000 and an unrealized gain of $244,000, net of taxes, for the six months ended June 30, 2014 and 2013, respectively. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The fair value of the derivatives have been obtained from the counterparties to the agreement and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s interest derivative instruments was a liability of $112,000 and $54,000 at June 30, 2014 and December 31, 2013, respectively, and is included in accrued expenses and other long-term liabilities.

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Although these foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting, the contracts are effective from an economic perspective. The changes in the fair value of these contracts are recorded in earnings immediately. A loss of $0.2 million and $0.4 million is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively.

The aggregate gross notional amount of foreign exchange contracts at June 30, 2014 was $9.1 million. The fair value of the Company’s foreign exchange contracts was a liability of $728,000 and is included within Other long-term liabilities in the condensed consolidated balance sheet. The fair value of the derivatives have been obtained from the counterparty to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

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

In May 2014, the Company commenced a plan to consolidate its customer service and call center functions and eliminated employee positions with this consolidation. The Company recorded $125,000 of restructuring expenses during the three and six months ended June 30, 2014 related to the execution of this plan.

In April 2013, the Company commenced a plan to close the Fred® & Friends distribution center and eliminate certain employee positions in conjunction with the closure. The Company recorded $0.3 million of restructuring expenses during the three and six months ended June 30, 2013 related to the execution of this plan.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is currently assessing the potential impact of this ASU on its condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

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

NOTE B — ACQUISITIONS

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

The purchase price has been determined to be as follows (in thousands):

Cash	$61,302
Share consideration issued(1)	8,382
Value of contingent consideration(2)	2,488
Working capital adjustment(3)	374

Total purchase price	$72,546

(1)	Share consideration issued is valued at the closing market price discounted to account for lack of marketability related to the lock up period as described in the share purchase agreement.
(2)	The value of contingent consideration represents the present value of the estimated payments related to the attainment of certain financial targets for the years 2014 through 2016. The maximum undiscounted contingent consideration to be paid on the agreement is £5.5 million ($9.0 million).
(3)	A working capital adjustment was made in May 2014 as provided for in the share purchase agreement.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

The purchase price was allocated based on the Company’s preliminary estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation
Accounts Receivable (1)	$14,267
Inventory	17,912
Other assets	1,859
Other liabilities	(8,047)
Deferred income tax	(8,805)
Goodwill and other intangibles	55,360

Total allocated value	$72,546

(1)	The fair value of accounts receivable approximated the gross contractual amounts receivable.

Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes. All of the goodwill and other intangible assets are included in the International Segment. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note D).

Unaudited Pro forma Results

The six months ended June 30, 2014 includes the operations of Kitchen Craft for the period from January 15, 2014 to June 30, 2014. The condensed consolidated statements of operations for the three and six months ended June 30, 2014, include $13.5 million and $30.4 million of net sales, respectively, and $0.2 million net loss and $0.2 million of net income, respectively, contributed by Kitchen Craft.

The following table presents the Company’s pro forma consolidated net sales and loss before income taxes and equity in earnings for the three and six months ended June 30, 2014 and 2013. The unaudited pro forma results include the historical statements of operations information of the Company and of Kitchen Craft, giving effect to the Kitchen Craft acquisition and related financing as if they had occurred at the beginning of the period presented. As described below, the Company consummated certain other acquisitions during the six months ended June 30, 2014; however the Company has not included the results prior to their acquisition in these pro forma results as the impact would not have been material.

	Unaudited pro forma results
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands, except per share data)
Net Sales	$115,321	$110,665	$233,732	$224,294
Loss before income taxes and equity in earnings	(4,350)	(1,345)	(6,860)	(1,930)
Net loss	(2,910)	(783)	(4,987)	(804)
Basic and diluted loss per common share	$(0.21)	$(0.06)	$(0.37)	$(0.06)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Kitchen Craft acquisition:

(i)	the elimination of the charge in cost of sales related to the increase in fair value of acquired inventory of $0.4 million and $0.9 million in the three and six months ended June 30, 2014, respectively;

(ii)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $0.8 million and $1.7 million in the three and six months ended June 30, 2013, respectively;

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

(iii)	the elimination of acquisition costs recorded in the three and six months ended June 30, 2014 of $0.9 million;

(iv)	an increase in interest expense and amortization of debt issuance costs of $0.5 million and $1.0 million, resulting from the refinancing of the Company’s debt to finance the acquisition in the three and six months ended June 30, 2013, respectively;

(v)	an adjustment of $5.7 million in the three and six months ended June 30, 2013 to conform compensation expense to the Company’s current compensation policies.

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

Other acquisitions

In February 2014, the Company acquired certain assets of Built NY, Inc. (“Built NY”), including inventory, trademarks and other intellectual property. Also in February 2014, the Company acquired certain assets of The Empire Silver Company, Inc. (“Empire Silver”), including trademarks and other intellectual property. In March 2014, the Company acquired the share capital of La Cafetiere (UK) Limited, together with certain assets of other subsidiaries of The Greenfield Group Limited (collectively, “La Cafetiere”). The La Cafetiere acquisition included the purchase of certain trademarks and other intellectual property, and certain inventory and receivables. In aggregate, the Company paid approximately $5.3 million of primarily cash consideration for the acquisitions of Built NY, Empire Silver and La Cafetiere. The assets, liabilities and operating results of the acquisitions are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition dates.

NOTE C — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six month periods ended June 30, 2014 and 2013 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 12.97 and MXN 13.06 at June 30, 2014 and December 31, 2013, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 12.99 and MXN 12.46 during the three months ended June 30, 2014 and 2013, respectively, and 13.00 to 13.10 and 12.57 to 12.79 during the six months ended June 30, 2014 and 2013, respectively. The effect of the translation of the Company’s investment resulted in an increase to the investment of $0.6 million during the six months ended June 30, 2014 and a decrease to the investment of $0.1 million during the six months ended June 30, 2013 (also see Note K). These translation effects are recorded in accumulated other comprehensive loss. Included within accrued expenses at June 30, 2014 and December 31, 2013 are amounts due to Vasconia of $12,000 and $152,000, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended
	June 30,
	2014		2013
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$48,462	$629,527	$38,572	$480,602
Gross Profit	8,978	116,624	5,953	74,175
Income (loss) from operations	2,223	28,874	(587)	(7,310)
Net Income	1,367	17,756	1,421	17,708

	Six Months Ended
	June 30,
	2014		2013
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$91,712	$1,201,723	$78,811	$991,481
Gross Profit	16,816	220,320	13,870	174,694
Income from operations	3,977	52,082	1,553	19,859
Net Income	1,476	19,194	2,647	33,276

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.3 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $35.0 million and $35.2 million, respectively. The carrying value of the Company’s investment in Vasconia was $31.5 million and $30.5 million as of June 30, 2014 and December 31, 2013, respectively.

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. The Company recorded equity in losses of GSI of $234,000 and $243,000, net of taxes, for the three months ended June 30, 2014 and 2013, respectively, and $447,000 and $266,000, net of taxes, for the six months ended June 30, 2014 and 2013, respectively.

The Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited (“HCA”), a Hong Kong-based company, to supply direct import kitchenware products to retailers in North, Central and South America. The Company initially invested $105,000 for a 40% equity interest in this entity during 2011. The operating results of HCA were not significant through June 30, 2014. As of June 30, 2014 and December 31, 2013, the carrying value of the Company’s investment in HCA was $129,000 and $144,000, respectively.

In February 2012, the Company entered into Grand Venture Holdings Limited (“Grand Venture”), a joint venture with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment by the Company of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentage. The

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings in the Company’s consolidated statements of operations. The Company recorded equity in losses of the joint venture of $20,000 and $5,000 for the three and six months ended June 30, 2014, respectively, and $10,000 and $37,000 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, the carrying value of the Company’s investment in Grand Venture was $0.3 million.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at June 30, 2014, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

NOTE D — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	$18,515	$—	$18,515	$5,085	$—	$5,085
Indefinite-lived intangible assets:
Trade names	18,364	—	18,364	18,364	—	18,364

Finite-lived intangible assets:
Licenses	15,847	(7,776)	8,071	15,847	(7,551)	8,296
Trade names	22,384	(3,514)	18,870	10,056	(2,677)	7,379
Customer relationships	50,823	(4,716)	46,107	18,406	(2,736)	15,670
Patents	1,202	(329)	873	584	(229)	355

Total	$127,135	$(16,335)	$110,800	$68,342	$(13,193)	$55,149

NOTE E — DEBT

Credit Agreement

In January 2014, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A as Administrative Agent and Co-Collateral Agent and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent (“Second Amended and Restated Credit Agreement”) amending and restating the Company’s then existing Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for, among other things, (i) an extension of the maturity of the $175.0 million Revolving Credit Facility to January 11, 2019 and (ii) a new Term Loan facility of $50.0 million.

Each borrowing under the Revolving Credit Facility bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 0.75% to 1.25%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 1.75% to 2.25%. The respective margins are based upon availability which is a function of usage and the borrowing base. Interest rates on outstanding borrowings at June 30, 2014 ranged from 2.125% to 4.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

At June 30, 2014, borrowings outstanding under the Revolving Credit Facility were $97.5 million and open letters of credit were $4.2 million. Availability under the Revolving Credit Facility was approximately $52.6 million, or 30% of the total loan commitment at June 30, 2014.

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

ABR Term Loans or Eurocurrency Term Loans, provided for under the Second Amended and Restated Credit Agreement, bear interest based on the applicable Senior Leverage Ratio. The ABR Spread for Term Loans is 3.0% to 3.5% and the Eurocurrency Spread for Term Loans is 4.0% to 4.5%. As of June 30, 2014, $50.0 million was outstanding under the Term Loan.

The Second Amended and Restated Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Second Amended and Restated Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for each four consecutive fiscal quarter period. The Second Amended and Restated Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 3.75 to 1.00 at each fiscal quarter end during 2014; 3.00 to 1.00 at each fiscal quarter end in 2015; and 2.50 to 1.00 at each fiscal quarter end thereafter; provided that for any fiscal quarter ending on September 30 of any year, the maximum Senior Leverage Ratio specified above shall be increased by an additional 0.25:1.00.

The Company was in compliance with the financial covenants of the Second Amended and Restated Credit Agreement at June 30, 2014.

In January 2014, the Company repaid the previously outstanding Senior Secured Term Loan in connection with the execution and delivery of the Second Amended and Restated Credit Agreement.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million (approximately $2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital and corporate needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At June 30, 2014, RMB 5.4 million ($868,000) was outstanding and the interest rate was 6.44% under the HSBC Facility.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE F — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2014 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2014	2,371,650	$12.75
Grants	394,400	18.83
Exercises	(131,563)	11.10
Cancellations	(31,000)	12.21
Expirations	(12,000)	18.22

Options outstanding, June 30, 2014	2,591,487	13.74	6.36	$10,230,843

Options exercisable, June 30, 2014	1,740,362	13.06	5.25	$8,507,338

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2014. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2014 and the exercise price.

The total intrinsic value of stock options exercised for the six months ended June 30, 2014 and 2013 was $0.9 million and $1.4 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at June 30, 2014, before the effect of income taxes, was $6.2 million and is expected to be recognized over a weighted-average period of 2.95 years.

During the three months ended June 30, 2014, the Company granted an aggregate of 19,691 shares of restricted stock to its independent directors as part of their annual retainer that vest 100% one year from the date of grant. The restricted stock had a fair value of $16.00 at the grant date that will be recognized in stock compensation expense over the one year vesting period. Total unrecognized restricted stock compensation expense at June 30, 2014 was $288,750 and is expected to be recognized over a weighted-average period of 0.97 years.

The Company recognized stock compensation expense of $713,000 and $722,000 for the three months ended June 30, 2014 and 2013, respectively, and $1.4 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, there were 271,982 shares available for awards that could be granted under the Company’s 2000 Long-Term Incentive Plan.

NOTE G — LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three and six month periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net loss – basic and diluted	$(3,202)	$(568)	(6,131)	$(1,200)

Weighted-average shares outstanding – basic and diluted	13,483	12,808	13,379	12,784

Basic and diluted loss per common share	$(0.24)	$(0.04)	$(0.46)	$(0.09)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

The computation of diluted loss per common share for the three months ended June 30, 2014 and 2013 excludes options to purchase 2,591,487 shares and options to purchase 2,476,800 shares, respectively. The computation of diluted loss per common share for the six months ended June 30, 2014 and 2013 excludes options to purchase 2,476,462 shares and options to purchase 2,497,790 shares, respectively. These shares were excluded due to their antidilutive effects.

NOTE H — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at June 30, 2014 is a gross liability of $278,000. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s net liability would be reduced by $278,000, all of which would benefit the Company’s tax provision. The Company believes that $278,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2010. At June 30, 2014, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2009 through 2013.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2014 and 2013.

NOTE I — BUSINESS SEGMENTS

The Company operates in three reportable business segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International Segment consists of certain business operations conducted outside the U.S. which were previously included in the Wholesale segment. The Retail Direct segment is where the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff®, Mikasa® and Lifetime Sterling® websites.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. While the three segments distribute similar products, the segments have been distinct due to the different methods the Company uses to sell, market and distribute the products. Management evaluates the performance of the U.S. Wholesale, International and Retail Direct segments based on net sales and income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net sales
U.S. Wholesale	$85,132	$85,761	$170,814	$171,314
International	26,586	7,508	54,722	15,073
Retail Direct	3,603	3,707	8,196	9,246

Total net sales	$115,321	$96,976	$233,732	$195,633

Income (loss) from operations
U.S. Wholesale	$768	$4,824	$3,178	$8,377
International	(708)	(1,404)	(915)	(2,398)
Retail Direct	(417)	(276)	(716)	(266)
Unallocated corporate expenses	(2,800)	(3,132)	(6,901)	(5,816)

Total income (loss) from operations	$(3,157)	$12	$(5,354)	$(103)

Depreciation and amortization
U.S. Wholesale	$2,314	$2,128	$4,521	$4,179
International	1,339	473	2,681	880
Retail Direct	63	66	127	131

Total depreciation and amortization	$3,716	$2,667	$7,329	$5,190

	June 30,	December 31,
	2014	2013
	(in thousands)
Assets
U.S. Wholesale	$283,978	$291,757
International	128,870	35,365
Retail Direct	516	730
Unallocated/ Corporate/ Other	9,173	8,887

Total assets	$422,537	$336,739

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

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

NOTE K — OTHER

Cash dividends

Dividends declared in the six months ended June 30, 2014 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.03750	March 11, 2014	May 1, 2014	May 15, 2014
$0.03750	June 19, 2014	August 1, 2014	August 15, 2014

On February 15, 2014 and May 15, 2014, the Company paid cash dividends of $501,000 and $506,000, respectively, which reduced retained earnings. In the three months ended June 30, 2014, the Company reduced retained earnings for the accrual of $507,000 relating to the dividend payable on August 15, 2014.

On July 29, 2014, the Board of Directors declared a quarterly dividend of $0.0375 per share payable on November 14, 2014 to shareholders of record on October 31, 2014.

Dividends declared in the six months ended June 30, 2013 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.031	March 12, 2013	May 1, 2013	May 15, 2013
$0.031	June 13, 2013	August 1, 2013	August 15, 2013

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended June 30, 2013, the Company repurchased 245,575 shares under the April 2013 authorization at a total cost of $3.2 million and thereafter retired the shares. No shares were repurchased during the three and six months ended June 30, 2014.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Supplemental cash flow information

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,421	$1,842
Cash paid for taxes	4,406	4,891

Non-cash investing activities:
Translation adjustment	$(1,732)	$390

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(2,254)	$(1,679)	$(2,944)	$(2,804)
Translation gain (loss) during period	1,042	(1,515)	1,732	(390)

Balance at end of period	$(1,212)	$(3,194)	$(1,212)	$(3,194)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(22)	$(259)	$(31)	$(272)
Derivative fair value adjustment, net of taxes of $29 and $154 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $23 and $163 for the six months ended June 30, 2014 and June 30, 2013, respectively	(43)	231	(34)	244

Balance at end of period	$(65)	$(28)	$(65)	$(28)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(738)	$(1,147)	$(745)	$(1,160)
Amounts reclassified from accumulated other comprehensive loss: (1)
Amortization of actuarial losses, net of taxes of $5 and $9 for the three months ended June 30, 2014 and 2013, respectively, and $9 and $18 for the six months ended June 30, 2014 and 2013, respectively	7	13	14	26

Balance at end of period	$(731)	$(1,134)	$(731)	$(1,134)

Total accumulated other comprehensive loss at end of period	$(2,008)	$(4,356)	$(2,008)	$(4,356)

(1)	Amounts are recorded in selling, general and administrative expense on the Condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 14, 2014. We did not audit the consolidated financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest), which statements have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $30.5 million at December 31, 2013, and the Company’s equity in the net loss of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $4.0 million for the year ended December 31, 2013. In our opinion, the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Jericho, New York

August 7, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries) contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning Lifetime Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “seeks,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

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

BUSINESS SEGMENTS

During the second quarter of 2014, the Company realigned its reportable segments into three categories: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment, formerly the Wholesale segment, is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. which were previously included in the Wholesale segment. The Retail Direct segment is where the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff®, Mikasa® and Lifetime Sterling® Internet websites.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2014, Vasconia’s Board of Directors is comprised of ten members of which the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a leading wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings in the Company’s condensed consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of June 30, 2014, GSI’s Board of Directors is comprised of six members (including two independent members) of which the Company has designated three members (including one independent member).

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	62.5	63.6	62.9

Gross margin	35.4	37.5	36.4	37.1
Distribution expenses	10.8	10.4	10.6	10.7
Selling, general and administrative expenses	27.3	26.8	28.0	26.3
Restructuring expenses	0.1	0.3	0.1	0.1

Income (loss) from operations	(2.8)	0.0	(2.3)	0.0
Interest expense	(1.4)	(1.2)	(1.3)	(1.2)
Loss on early retirement of debt	—	—	(0.1)	—

Loss before income taxes and equity in earnings	(4.2)	(1.2)	(3.7)	(1.2)
Income tax benefit	1.4	0.5	1.2	0.4
Equity in earnings, net of taxes	—	0.1	(0.1)	0.2

Net loss	(2.8)%	(0.6)%	(2.6)%	(0.6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2013

Net Sales

Net sales for the three months ended June 30, 2014 were $115.3 million, an increase of $18.3 million, or 18.9%, as compared to net sales of $97.0 million for the corresponding period in 2013.

Net sales for the U.S. Wholesale segment for the three months ended June 30, 2014 were $85.1 million, a decrease of $0.7 million, or 0.8%, as compared to net sales of $85.8 million for the corresponding period in 2013.

Net sales for the U.S. Wholesale’s Kitchenware product category were $52.5 million for the three months ended June 30, 2014, a decrease of $3.0 million, or 5.4%, as compared to $55.5 million for the corresponding period in 2013. The decrease in the U.S. Wholesale Kitchenware product category was due to lower sales volumes, in part due to the timing of program launches versus the prior year period.

Net sales for the U.S. Wholesale’s Tableware product category were $19.6 million for the three months ended June 30, 2014, a decrease of $1.3 million, or 6.2%, as compared to $20.9 million for the corresponding period in 2013. The Tableware product category sales decrease was primarily attributable to lower sales volume attributable to category weakness for dinnerware products partially offset by higher flatware volume.

Net sales for U.S. Wholesale’s Home Solutions product category were $13.0 million for the three months ended June 30, 2014, an increase of $3.6 million, or 38.3%, as compared to $9.4 million for the three months ended June 30, 2013. The increase in the Home Solutions product category reflects the inclusion of Built, acquired in the first quarter of 2014, as well as successful programs for the Pantryware product line.

Net sales for the International segment for the three months ended June 30, 2014 were $26.6 million, an increase of $19.1 million, as compared to net sales of $7.5 million for the corresponding period in 2013. Of the increase, $14.7 million represents sales from Kitchen Craft and La Cafetière, which were acquired during the first quarter of 2014. The balance of the increase for the International segment was due to higher sales volume from tableware products and the effect of the strengthening Pound Sterling.

Net sales for the Retail Direct segment for the three months ended June 30, 2014 were $3.6 million, a decrease of $0.1 million, or 2.7%, as compared to $3.7 million for the corresponding period in 2013, reflecting changes in promotional discounting.

Gross margin

Gross margin for the three months ended June 30, 2014 was $40.9 million, or 35.4%, as compared to $36.4 million, or 37.5%, for the corresponding period in 2013.

Gross margin for the U.S. Wholesale segment was $29.8 million, or 35.0% for the three months ended June 30, 2014, as compared to $32.1 million or 37.4% for the corresponding period in 2013. The decrease in U.S. Wholesale gross margin reflects actions taken to create opportunities to expand the Company’s market share.

Gross margin for the International segment was $8.5 million or 32.2% for the three months ended June 30, 2014, as compared to $1.6 million or 21.3% for the corresponding period in 2013. The increase in gross margin in the International segment is a result of a decrease in pricing promotions for Creative Tops and the inclusion of Kitchen Craft, which is in a higher margin product category.

Gross margin for the Retail Direct segment was $2.6 million or 69.7% for the three months ended June 30, 2014, as compared to $2.7 million or 71.5% for the corresponding period in 2013. Gross margin decreased for the three months ended June 30, 2014 as a result of changes in promotional discounting as compared to the 2013 period.

Distribution expenses

Distribution expenses for the three months ended June 30, 2014 were $12.5 million as compared to $10.1 million for the corresponding period in 2013. Distribution expenses as a percentage of net sales were 10.8% for the three months ended June 30, 2014 as compared to 10.4% for the three months ended June 30, 2013.

As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 10.4% and 10.3% for the three months ended June 30, 2014 and 2013.

Distribution expenses as a percentage of net sales for the International segment were approximately 11.9% and 10.3% for the three months ended June 30, 2014 and 2013, respectively. The increase reflects the inclusion of Kitchen Craft which has a higher proportion of its sales to specialty customers than the segment’s other businesses.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 28.6% and 29.3% for the three months ended June 30, 2014 and 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 were $31.4 million, an increase of $5.5 million, or 21.2%, as compared to $25.9 million for the corresponding period in 2013.

Selling, general and administrative expenses for the three months ended June 30, 2014 for the U.S. Wholesale segment were $20.6 million, an increase of $1.9 million, or 10.2%, from $18.7 million for the corresponding period in 2013. The increase was primarily due to the acquisition of Built, initiation of sales in China and investments in talent to grow the Company’s domestic business. As a percentage of net sales, selling, general and administrative expenses increased to 24.2% for the three months ended June 30, 2014 compared to 21.8% for the corresponding period in 2013, respectively.

Selling, general and administrative expenses for the three months ended June 30, 2014 for the International segment were $6.1 million, an increase of $3.8 million, or 165.2%, from $2.3 million for the corresponding period in 2013. The increase was primarily due to the inclusion of Kitchen Craft. As a percentage of net sales, selling, general and administrative expenses decreased to 23.0% for the three months ended June 30, 2014 compared to 29.7% for the corresponding period in 2013.

Selling, general and administrative expenses for the Retail Direct segment were $1.9 million and $1.8 million for the three months ended June 30, 2014 and 2013.

Unallocated corporate expenses for the three months ended June 30, 2014 were $2.8 million as compared to $3.1 million for the corresponding period in 2013. The decrease was primarily attributable to a decrease in employee related and professional expenses.

Restructuring expenses

Restructuring expenses for the three months ended June 30, 2014 were $0.1 million as compared to $0.3 million for the corresponding period in 2013. The restructuring expenses in the three months ended June 30, 2014 resulted from the consolidation of our customer service and call center functions which resulted in the elimination of certain employee positions. The expenses in the three months ended June 30, 2013 resulted from the closure of the Fred® & Friends distribution center which included the elimination of certain employee positions.

Interest expense

Interest expense for the three months ended June 30, 2014 was $1.7 million as compared to $1.1 million for the three months ended June 30, 2013. The increase in interest expense was attributable to higher average borrowings attributable to recent acquisitions which were partially offset by lower interest rates from the refinancing related to those acquisitions.

Income tax benefit

The income tax benefit for the three months ended June 30, 2014 was $1.6 million as compared to a $0.5 million for the corresponding period in 2013. The Company’s effective tax rate for the three months ended June 30, 2014 was 32.8% as compared to 42.0% for the 2013 period. The lower effective tax rate for the three months ended June 30, 2014 reflects income earned in the U.K. which is taxed at a rate of 21%.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $0.3 million for the three months ended June 30, 2014 as compared to $0.4 million for the three months ended June 30, 2013. Vasconia reported income from operations of $2.2 million for the three months ended June 30, 2014 as compared to a loss from operations of $0.6 million for the three months ended June 30, 2013. The increase in net income is the result of an increase in sales volume from both the aluminum and kitchenware business. The three months ended June 30, 2013 includes a recovery of value-added taxes (including interest thereon) which resulted in an increase of $0.7 million in the equity in earnings of Vasconia for the three months ended June 30, 2013. Equity in losses of GSI was $0.2 million for the three months ended June 30, 2014 and 2013, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2013

Net Sales

Net sales for the six months ended June 30, 2014 were $233.7 million, an increase of $38.1 million, or 19.5%, as compared to net sales of $195.6 million for the corresponding period in 2013.

Net sales for the U.S. Wholesale segment for the six months ended June 30, 2014 were $170.8 million, a decrease of $0.5 million, or 0.3%, as compared to net sales of $171.3 million for the corresponding period in 2013.

Net sales for the U.S. Wholesale’s Kitchenware product category were $104.4 million for the six months ended June 30, 2014, a decrease of $3.8 million, or 3.5%, as compared to $108.2 million for the corresponding period in 2013. The decrease in the U.S. Wholesale’s Kitchenware product category was primarily due to lower sales volumes, in part due to the timing of program launches versus the prior period.

Net sales for the U.S. Wholesale’s Tableware product category were $42.9 million for the six months ended June 30, 2014, an increase of $0.3 million, or 0.7%, as compared to $42.6 million for the corresponding period in 2013. The Tableware product category sales increase reflects an increase in dinnerware sales which was partially offset by lower flatware volume.

Net sales for the U.S. Wholesale’s Home Solutions product category were $23.5 million for the six months ended June 30, 2014, an increase of $3.0 million, or 14.6%, as compared to $20.5 million for the corresponding period in 2013. The increase in the Home Solutions product category reflects the inclusion of Built, acquired in the first quarter of 2014, as well as successful programs for the Pantryware product line.

Net sales for the International segment for the six months ended June 30, 2014 were $54.7 million, an increase of $39.6 million, as compared to net sales of $15.1 million for the corresponding period in 2013. Of the increase, $31.8 million represents sales from Kitchen Craft and La Cafetière, which were acquired during the first quarter of 2014. The balance of the increase for the International segment was due to higher sales volume from tableware products and the effect of the strengthening Pound Sterling.

Net sales for the Retail Direct segment for the six months ended June 30, 2014 were $8.2 million, a decrease of $1.0 million, or 10.9%, as compared to $9.2 million for the corresponding period in 2013, principally as a result of reduced activity on the Company’s Pfaltzgraff® and Mikasa® internet websites.

Gross margin

Gross margin for the six months ended June 30, 2014 was $85.2 million, or 36.4%, as compared to $72.7 million, or 37.1%, for the corresponding period in 2013.

Gross margin for the U.S. Wholesale segment was $60.6 million or 35.5% for the six months ended June 30, 2014, as compared to $62.3 million or 36.4% for the corresponding period in 2013. The decrease in gross margin for the U.S. Wholesale segment reflects actions taken to create opportunities to expand the Company’s market share.

Gross margin for the International segment was $18.9 million or 34.6% for the six months ended June 30, 2014, as compared to $3.9 million or 25.9% for the corresponding period in 2013. The increase in gross margin in the International segment is due to the inclusion of Kitchen Craft, which is in a higher margin product category.

Gross margin for the Retail Direct segment was $5.7 million or 69.5% for the six months ended June 30, 2014, as compared to $6.5 million or 69.7% for the corresponding period in 2013.

Distribution expenses

Distribution expenses for the six months ended June 30, 2014 were $24.8 million as compared to $20.9 million for the corresponding period in 2013. Distribution expenses as a percentage of net sales were 10.6% and 10.7% for the six months ended June 30, 2014 and 2013, respectively.

Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the U.S. Wholesale segment were 10.4% for the six months ended June 30, 2014 and 10.1% for the six months ended June 30, 2013. The increase reflects lower volume of shipments and higher expenses.

Distribution expenses as a percentage of net sales for the International segment were approximately 10.0% for the six months ended June 30, 2014 as compared to 10.5% for the corresponding period in 2013. The decrease reflects higher sales volume.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 30.0% for the six months ended June 30, 2014 and 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 were $65.6 million, an increase of $14.0 million, or 27.1% as compared to $51.6 million for the corresponding period in 2013.

Selling, general and administrative expenses for the six months ended June 30, 2014 for the U.S. Wholesale segment were $40.4 million, an increase of $3.3 million, or 8.9%, as compared to $37.1 million for the corresponding period in 2013. The increase was primarily due to the acquisition of Built, initiation of sales in China and investments to grow the Company’s domestic business. As a percentage of net sales, selling, general and administrative expenses increased to 23.7% for the six months ended June 30, 2014 compared to 21.6% for the corresponding period in 2013.

Selling, general and administrative expenses for the six months ended June 30, 2014 for the International segment were $14.3 million, an increase of $9.6 million, or 204.3%, as compared to $4.7 million for the corresponding period in 2013. The increase was primarily due to the inclusion of Kitchen Craft. As a percentage of net sales, selling, general and administrative expenses decreased to 26.2% for the six months ended June 30, 2014 compared to 31.3% for the corresponding period in 2013.

Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 for the Retail Direct segment were $4.0 million and $3.9 million, respectively.

Unallocated corporate expenses for the six months ended June 30, 2014 and 2013 were $6.9 million and $5.9 million, respectively.

Restructuring expenses

Restructuring expenses for the six months ended June 30, 2014 were $0.1 million as compared to $0.3 million for the corresponding period in 2013. The restructuring expenses in the six months ended June 30, 2014 resulted from the consolidation of our customer service and call center functions which resulted in the elimination of certain employee positions. The expenses resulted from the closure of the Fred® & Friends distribution center which included the elimination of certain employee positions.

Interest expense

Interest expense for the six months ended June 30, 2014 was $3.1 million as compared to $2.3 million for the corresponding period in 2013. The increase in interest expense was attributable to higher average borrowings attributable to recent acquisitions which were partially offset by lower rates resulting from the refinancing related to those acquisitions.

Loss on early retirement of debt

In January 2014, the Company repaid the Senior Secured Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax benefit

The income tax benefit for the six months ended June 30, 2014 was $2.8 million as compared to $0.9 million for the corresponding period in 2013. The Company’s effective tax rate for the six months ended June 30, 2014 was 31.7% as compared to 36.3% for the 2013 period. The Company’s effective tax rate for the six months ended June 30, 2014 reflects expense recorded for uncertain tax positions as well as income earned in the U.K. which is taxed at a rate of 21%.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $0.3 million for the six months ended June 30, 2014 as compared to $0.6 million for the corresponding period in 2013. Vasconia reported income from operations of $4.0 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively, and net income of $1.5 million and $2.6 million for the six months ended June 30, 2014 and 2013, respectively. Net income for six months ended June 30, 2013 includes the recovery of value-added taxes (including interest thereon) which resulted in an increase of $0.7 million in the equity in earnings of Vasconia for the six months ended June 30, 2013. Excluding this recovery, net income for the six months ended June 30, 2014 increased $1.2 million, as compared to the six months ended June 30, 2013, as a result of an increase in sales volume in both the aluminum and kitchenware business. Equity in losses of GSI was $0.4 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

In January 2014, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A, as Administrative Agent and Co-Collateral Agent and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent (“Second Amended and Restated Credit Agreement”) amending and restating the Company’s then existing Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement provides for, among other things, (i) an extension of the maturity of the $175.0 million Revolving Credit Facility to January 11, 2019 and (ii) a new Term Loan facility of $50.0 million.

Each borrowing under the Revolving Credit Facility bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 0.75% to 1.25%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 1.75% to 2.25%. The respective margins are based upon availability which is a function of usage and the borrowing base. Interest rates on outstanding borrowings at June 30, 2014 ranged from 2.125% to 4.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

At June 30, 2014, borrowings outstanding under the Revolving Credit Facility were $97.5 million and open letters of credit were $4.2 million. Availability under the Revolving Credit Facility was approximately $52.6 million, or 30% of the total loan commitment at June 30, 2014.

The Company classifies a portion of the Revolving Credit Facility as a current liability if the Company’s intent and ability is to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions.

ABR Term Loans or Eurocurrency Term Loans, provided for under the Second Amended and Restated Credit Agreement, bear interest based on the applicable Senior Leverage Ratio. The ABR Spread for Term Loans is 3.0% to 3.5% and the Eurocurrency Spread for Term Loans is 4.0% to 4.5%. As of June 30, 2014, $50.0 million was outstanding under the Term Loan.

The Second Amended and Restated Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Second Amended and Restated Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for each four consecutive fiscal quarter period. The Second Amended and Restated Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 3.75 to 1.00 at each fiscal quarter end during 2014; 3.00 to 1.00 at each fiscal quarter end in 2015; and 2.50 to 1.00 at each fiscal quarter end thereafter; provided that for any fiscal quarter ending on September 30 of any year, the maximum Senior Leverage Ratio specified above shall be increased by an additional 0.25:1.00.

In January 2014, the Company repaid the previously outstanding Senior Secured Term Loan in connection with the execution and delivery of the Second Amended and Restated Credit Agreement.

The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital and other corporate needs.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million (approximately $2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At June 30, 2014, RMB 5.4 million ($868,000) was outstanding and the interest rate was 6.44% under the HSBC Facility.

Covenant Calculations

Consolidated EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Second Amended and Restatement Credit Agreement. The following is the Company’s Consolidated EBITDA for the last four fiscal quarters, excluding the effect of an acquisition pro forma adjustment:

Consolidated EBITDA for the Four Quarters Ended June 30, 2014
(in thousands)

Three months ended June 30, 2014	$1,494
Three months ended March 31, 2014	3,660
Three months ended December 31, 2013	21,011
Three months ended September 30, 2013	15,067

Total for the four quarters	$41,232

Capital expenditures for the six months ended June 30, 2014 were $2.8 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income, as reported to Consolidated EBITDA, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income as reported	$(3,202)	$(568)	$(6,131)	$(1,200)
Subtract out:
Undistributed equity in (earnings) losses, net	(41)	480	167	234
Add back:
Income tax benefit	(1,586)	(477)	(2,771)	(876)
Interest expense	1,672	1,149	3,062	2,311
Loss on early retirement of debt	—	—	319	—
Depreciation and amortization	3,716	2,667	7,329	5,190
Stock compensation expense	713	722	1,439	1,393
Permitted acquisition related expenses	97	60	1,615	60
Restructuring expenses	125	288	125	288

Consolidated EBITDA	$1,494	$4,321	$5,154	$7,400

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $28.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and expire in June 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

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

Operating activities

Cash used in operating activities was $7.4 million for the six months ended June 30, 2014 as compared to cash provided by operating activities of $27.3 million for the 2013 period. The decrease was primarily attributable to a larger increase in inventory in 2014 as compared to 2013 and increased payments of accounts payable and accrued expenses in the 2014 period as compared to the 2013 period.

Investing activities

Cash used in investing activities was $69.7 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. The increase in investing activities primarily related to the cash consideration paid in the 2014 acquisition of Kitchen Craft.

Financing activities

Cash provided by financing activities was $77.3 million for the six months ended June 30, 2014 as compared to cash used in financing activities of $25.8 million for the 2013 period. The proceeds from the 2014 borrowings were principally used to finance the 2014 acquisition of Kitchen Craft.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended June 30, 2013, the Company repurchased 245,575 shares under the April 2013 authorization at a total cost of $3.2 million and thereafter retired the shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

On January 15, 2014, the Company acquired 100% of the share capital of Kitchen Craft, as described in Note B of this Quarterly Report on Form 10-Q. Kitchen Craft’s operations are in the United Kingdom. As a result of this acquisition, and combined with the Company’s other foreign operations, investments and strategic alliances, the Company is subject to exchange rate risk.

In connection with this acquisition, the Company entered into an amendment and restatement of its existing amended and restated credit agreement (“Second Amended and Restated Credit Agreement”). As of June 30, 2014, the Company’s Second Amended and Restated Credit Agreement requires interest to be paid at variable rates. The Company partially mitigates this interest rate exposure through the use of interest rate swap agreements with an aggregate gross notional amount of $28.0 million as of June 30, 2014.

The Company has entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional amount of the foreign exchange contracts at June 30, 2014 was $9.1 million. These contracts do not offset the Company’s exposure to counterparty credit risk for nonperformance. The Company manages its exposure to counterparty credit risk by dealing with counterparties who are international financial institutions with investment grade credit ratings. The Company believes that the risk of incurring credit risk losses is remote.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2014, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

On January 15, 2014, the Company acquired 100% of the share capital of Kitchen Craft. The Company has begun to integrate policies, processes, people, technology and operations of Kitchen Craft with those of the Company and is evaluating and will continue to evaluate the impact of any changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of Kitchen Craft into the post-acquisition combined company, during the quarter ended on June 30, 2014, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit No.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2014)

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 7, 2014
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 7, 2014
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)