Form 10-Q
period 2014-09-30
LIFETIME BRANDS, INC
filed 2014-11-10
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 13,683,839.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,977	$4,947
Accounts receivable, less allowances of $6,983 at September 30, 2014 and $5,209 at December 31, 2013	101,765	87,217
Inventory (Note A)	170,320	112,791
Prepaid expenses and other current assets	9,014	5,781
Deferred income taxes (Note H)	3,938	3,940

TOTAL CURRENT ASSETS	290,014	214,676
PROPERTY AND EQUIPMENT, net	26,953	27,698
INVESTMENTS (Note C)	30,893	36,948
INTANGIBLE ASSETS, net (Note D)	105,640	55,149
OTHER ASSETS	3,164	2,268

TOTAL ASSETS	$456,664	$336,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note E)	$10,000	$—
Current maturity of Senior Secured Term Loan (Note E)	—	3,937
Short term loan (Note E)	951	—
Accounts payable	42,801	21,426
Accrued expenses	36,852	41,095
Income taxes payable (Note H)	345	3,036

TOTAL CURRENT LIABILITIES	90,949	69,494
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	21,826	18,644
DEFERRED INCOME TAXES (Note H)	10,499	1,777
REVOLVING CREDIT FACILITY (Note E)	113,062	49,231
CREDIT AGREEMENT TERM LOAN (Note E)	37,500	—
SENIOR SECURED TERM LOAN (Note E)	—	16,688
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 13,681,189 at September 30, 2014 and 12,777,407 at December 31, 2013	138	128
Paid-in capital	158,971	146,273
Retained earnings	28,956	38,224
Accumulated other comprehensive loss (Note K)	(5,237)	(3,720)

TOTAL STOCKHOLDERS’ EQUITY	182,828	180,905

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$456,664	$336,739

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$162,244	$142,229	$395,976	$337,862
Cost of sales	104,321	90,952	252,869	213,917

Gross margin	57,923	51,277	143,107	123,945
Distribution expenses	13,262	10,564	38,068	31,489
Selling, general and administrative expenses	32,849	28,941	98,456	80,499
Intangible asset impairment (Note D)	3,384	—	3,384	—
Restructuring expenses (Note A)	—	79	125	367

Income from operations	8,428	11,693	3,074	11,590
Interest expense (Note E)	(1,698)	(1,280)	(4,760)	(3,591)
Loss on early retirement of debt	—	—	(319)	—

Income (loss) before income taxes and equity in earnings	6,730	10,413	(2,005)	7,999
Income tax provision (Note H)	(3,123)	(3,869)	(352)	(2,993)
Equity in earnings (losses), net of taxes (Note C)	(5,193)	(5,451)	(5,360)	(5,113)

NET INCOME (LOSS)	$(1,586)	$1,093	$(7,717)	$(107)

BASIC INCOME (LOSS) PER COMMON SHARE (NOTE G)	$(0.12)	$0.09	$(0.57)	$(0.01)

DILUTED INCOME (LOSS) PER COMMON SHARE (NOTE G)	$(0.12)	$0.08	$(0.57)	$(0.01)

Cash dividends declared per common share	$0.03750	$0.03125	$0.11250	$0.09375

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(1,586)	$1,093	$(7,717)	$(107)
Other comprehensive income (loss), net of taxes:
Translation adjustment	(3,309)	200	(1,577)	(190)
Derivative fair value adjustment	73	(48)	39	196
Effect of retirement benefit obligations	7	14	21	40

Other comprehensive income (loss), net of taxes	(3,229)	166	(1,517)	46

Comprehensive income (loss)	$(4,815)	$1,259	$(9,234)	$(61)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(7,717)	$(107)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	133	17
Depreciation and amortization	10,628	7,707
Amortization of financing costs	465	397
Deferred rent	(623)	(721)
Deferred income taxes	(212)	26
Stock compensation expense	2,133	2,131
Undistributed equity in losses, net	5,360	5,686
Intangible asset impairment	3,384	—
Loss on early retirement of debt	319	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	587	4,177
Inventory	(37,479)	(28,469)
Prepaid expenses, other current assets and other assets	(1,889)	(1,391)
Accounts payable, accrued expenses and other liabilities	10,985	20,266
Income taxes payable	(7,535)	(3,885)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(21,461)	5,834

INVESTING ACTIVITIES
Purchases of property and equipment	(4,410)	(2,772)
Kitchen Craft acquisition, net of cash acquired	(59,977)	—
Other acquisitions, net of cash acquired	(5,280)	—
Net proceeds from sale of property	70	7

NET CASH USED IN INVESTING ACTIVITIES	(69,597)	(2,765)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	206,193	155,929
Repayments of Revolving Credit Facility	(142,114)	(151,794)
Repayments of Senior Secured Term Loan	(20,625)	(3,500)
Proceeds from Credit Agreement Term Loan	50,000	—
Repayment of Credit Agreement Term Loan	(2,500)	—
Proceeds from Short Term Loan	1,168	—
Payment s on Short Term Loan	(217)	—
Payment of financing costs	(1,375)	—
Payments for common stock repurchases	—	(3,229)
Proceeds from exercise of stock options	2,192	943
Cash dividends paid (Note K)	(1,517)	(1,117)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	91,205	(2,768)

Effect of foreign exchange on cash	(117)	431
INCREASE IN CASH AND CASH EQUIVALENTS	30	732

Cash and cash equivalents at beginning of period	4,947	1,871

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,977	$2,603

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

During the second quarter of 2014, the Company realigned its reportable segments into three categories, U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment, formerly the Wholesale segment, includes the domestic operations of the Company’s primary business that designs, markets and distributes its products to retailers and distributors. Due to recent acquisitions, certain business operations conducted outside the U.S., previously included in the Wholesale segment, were moved to the International segment. This change reflects the manner in which management assesses performance and allocates resources. No changes were made to the Retail Direct segment. Previous periods presented have been recast to conform with the current period presentation.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2013 and 2012, net sales for the third and fourth quarters accounted for 61% and 58% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $219,000 and $266,000 for the three months ended September 30, 2014 and 2013, respectively, and $900,000 and $918,000 for the nine months ended September 30, 2014 and 2013, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

September 30, 2014

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

The components of inventory are as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
Finished goods	$166,958	$108,340
Work in process	1,840	1,966
Raw materials	1,522	2,485

Total	$170,320	$112,791

Fair value of financial instruments

The Company determined the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility, credit agreement term loan, senior secured term loan and short term loan approximate fair value since such borrowings bear interest at variable market rates.

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

The Company is a party to interest rate swap agreements with an aggregate notional amount of $26.7 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over this period. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive loss. The effect of recording these derivatives at fair value resulted in an unrealized gain of $73,000 and an unrealized loss of $48,000, net of taxes, for the three months ended September 30, 2014 and 2013, respectively, and unrealized gains of $39,000 and $196,000, net of taxes, for the nine months ended September 30, 2014 and 2013, respectively. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The fair value of the derivatives have been obtained from the counterparties to the agreement and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s interest derivative instruments was an asset of $12,000 and a liability of $54,000 at September 30, 2014 and December 31, 2013, respectively, and is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheet.

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Although these foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting, the contracts are effective from an economic perspective. The changes in the fair value of these contracts are recorded in earnings immediately. A gain of $0.5 million and $76,000 is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

The aggregate gross notional amount of foreign exchange contracts at September 30, 2014 was $6.0 million. The fair value of the Company’s foreign exchange contracts was a liability of $27,000 and is included within other long-term liabilities in the condensed consolidated balance sheet. The fair value of the derivatives have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

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

In May 2014, the Company commenced a plan to consolidate its customer service and call center functions and eliminated certain employee positions in connection with this consolidation. The Company recorded $125,000 of restructuring expenses during the nine months ended September 30, 2014 related to the execution of this plan.

In April 2013, the Company commenced a plan to close the Fred® & Friends distribution center and eliminate certain employee positions in conjunction with the closure, which was completed as of December 31, 2013. The Company recorded $367,000 of restructuring expenses during the nine months ended September 30, 2013 related to the execution of this plan.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact, if any, on the condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

September 30, 2014

(unaudited)

The purchase price was allocated based on the Company’s preliminary estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation
Accounts Receivable (1)	$14,267
Inventory	17,912
Other assets	4,054
Other liabilities	(10,242)
Deferred income tax	(8,805)
Goodwill and other intangibles	55,360

Total allocated value	$72,546

(1)	The fair value of accounts receivable approximated the gross contractual amounts receivable.

Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes. All of the goodwill and other intangible assets are included in the International Segment. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note D).

Kitchen Craft pension plan

Kitchen Craft is the sponsor of a defined benefit pension plan (the “Plan”) for which service costs accrual ceased prior to the acquisition. Pursuant to the share purchase agreement, the Company and the sellers agreed to take action to settle the Plan’s obligation through the purchase of a group annuity contract and terminate the Plan.

As of the acquisition closing date, the projected benefit obligation of the Plan was estimated to be £7.1 million ($11.7 million) and was fully funded pursuant to the share purchase agreement. The assumptions utilized in the measurement of the funded status at the acquisition date, including a discount rate of 3.3%, reflected Kitchen Craft’s intent to settle the Plan through the purchase of a group annuity contract.

On October 31, 2014, the Plan trustees secured, in full, all benefits payable or contingently payable under the Plan (subject to adjustment as determined by the UK pension authority in connection with its approval of the Plan’s termination) through the purchase of a group annuity contract from a major UK-based insurance company. The terms of the group annuity contract required Kitchen Craft to make an additional payment of approximately £1.5 million ($2.4 million). The share purchase agreement provides that any additional contribution required in connection with the settlement and termination of the Plan shall be offset by future amounts owed to the sellers or, if those amounts are insufficient, reimbursed by the sellers. Accordingly, there was no impact, nor is there any expected future impact, to the Company’s statement of operations in connection with the settlement and planned termination of the Plan.

The Company’s net periodic benefit cost for the three and nine months ended September 30, 2014 was not material.

Unaudited pro forma results

The nine months ended September 30, 2014 includes the operations of Kitchen Craft for the period from January 15, 2014 to September 30, 2014. The condensed consolidated statements of operations for the three and nine months ended September 30, 2014, include $16.8 million and $47.2 million of net sales, respectively, and $1.6 million and $1.9 million of income from operations, respectively, contributed by Kitchen Craft.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

The following table presents the Company’s pro forma consolidated net sales and income (loss) before income taxes and equity in earnings for the three and nine months ended September 30, 2014 and 2013. The unaudited pro forma results include the historical statements of operations information of the Company and of Kitchen Craft, giving effect to the Kitchen Craft acquisition and related financing as if they had occurred at the beginning of the period presented. As described below under “Other Acquisitions,” the Company consummated certain other acquisitions during the nine months ended September 30, 2014; however the Company has not included the results prior to their acquisition in these pro forma results as the impact would not have been material.

	Unaudited pro forma results
	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except per share data)
Net Sales	$162,244	$156,741	$395,976	$381,035
Income (loss) before income taxes and equity in earnings	6,730	10,042	(130)	8,112
Net income (loss)	(1,586)	899	(6,573)	95
Basic earnings (loss) per common share	(0.12)	0.06	(0.49)	0.01
Diluted earnings (loss) per common share	$(0.12)	$0.06	$(0.49)	$0.01

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Kitchen Craft acquisition:

(i)	the elimination of the charge in cost of sales related to the increase in fair value of acquired inventory of $0.9 million in the nine months ended September 30, 2014;

(ii)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $0.9 million and $2.6 million in the three and nine months ended September 30, 2013, respectively;

(iii)	the elimination of acquisition costs recorded in the nine months ended September 30, 2014 of $0.9 million;

(iv)	an increase in interest expense and amortization of debt issuance costs of $0.4 million and $1.4 million, resulting from the refinancing of the Company’s debt to finance the acquisition, in the three and nine months ended September 30, 2013, respectively;

(v)	an adjustment of $2.1 million in the nine months ended September 30, 2013 to conform compensation expense to the Company’s current compensation policies.

The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination.

The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Kitchen Craft acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future condensed consolidated operating results of the combined companies.

Other acquisitions

In February 2014, the Company acquired certain assets of Built NY, Inc. (“Built NY”), including inventory, trademarks and other intellectual property. Also in February 2014, the Company acquired certain assets of The Empire Silver Company, Inc. (“Empire Silver”), including trademarks and other intellectual property. In March 2014, the Company acquired the share capital of La Cafetière (UK) Limited, together with certain assets of other subsidiaries of The Greenfield Group Limited (collectively, “La Cafetière”). The La Cafetière acquisition included the purchase of certain trademarks and other intellectual property, and certain inventory and receivables.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

In aggregate, the Company paid approximately $5.3 million of primarily cash consideration for the acquisitions of Built NY, Empire Silver and La Cafetière. The assets, liabilities and operating results of the acquisitions are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition dates.

NOTE C — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine month periods ended September 30, 2014 and 2013 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 13.49 and MXN 13.06 at September 30, 2014 and December 31, 2013, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 13.11 and MXN 12.90 during the three months ended September 30, 2014 and 2013, respectively, and MXN 13.05 to MXN 13.11 and MXN 12.41 to MXN 12.77 during the nine months ended September 30, 2014 and 2013, respectively. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $1.3 million and $0.5 million during the nine months ended September 30, 2014 and 2013, respectively (also see Note K). These translation effects are recorded in accumulated other comprehensive loss. Included within accrued expenses at September 30, 2014 and December 31, 2013 are amounts due to Vasconia of $117,000 and $152,000, respectively.

Summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended
	September 30,
	2014		2013
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$45,635	$598,197	$37,306	$481,222
Gross Profit	8,173	107,134	6,215	80,167
Income (loss) from operations	1,720	22,547	(131)	(1,686)
Net Income (loss)	1,173	15,381	(853)	(11,003)

	Nine Months Ended
	September 30,
	2014		2013
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$137,348	$1,799,920	$116,117	$1,472,703
Gross Profit	24,989	327,454	20,085	254,861
Income from operations	5,697	74,628	1,423	18,172
Net Income	2,649	34,575	1,794	22,273

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.3 million for the three months ended September 30, 2014 and equity in losses of Vasconia of $5.3 million (including a charge of $5.0 million, net of tax, for the reduction in the fair value of the Company’s investment in Vasconia) for the three months ended September 30, 2013. The Company recorded equity in earnings of Vasconia, net of taxes of $0.6 million and equity in losses of Vasconia of $4.7 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $33.5 million and $35.2 million, respectively. The carrying value of the Company’s investment in Vasconia was $30.5 million and $30.5 million as of September 30, 2014 and December 31, 2013, respectively.

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. As a result of the decline in operating results of GSI and the current business environment in Brazil, the Company evaluated its carrying value of the investment for other-than-temporary impairment under the equity-method of accounting. Management performed an evaluation of quantitative factors and concluded that the investment was other-than-temporarily impaired as of September 30, 2014. The estimate of fair value was based upon the median of the income-approach (discounted cash flow method) and market- approach valuation methodology using Level 3 unobservable inputs. Accordingly the Company recorded a $5.2 million impairment charge, net of tax, in equity in earnings (losses), net of tax, for the three and nine month periods ended September 30, 2014.

The Company, together with Vasconia and unaffiliated partners, formed Housewares Corporation of Asia Limited (“HCA”), a Hong Kong-based company, to supply direct import kitchenware products to retailers in North, Central and South America. The Company initially invested $105,000 for a 40% equity interest in this entity during 2011. The operating results of HCA were not significant through September 30, 2014. As of September 30, 2014 and December 31, 2013, the carrying value of the Company’s investment in HCA was $129,000 and $144,000, respectively. In October 2014, the Company sold its investment in HCA to an unaffiliated partner. No significant gains or losses are expected to be recognized in connection with this sale.

In February 2012, the Company entered into Grand Venture Holdings Limited (“Grand Venture”), a joint venture with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment by the Company of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentage. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings (losses), net of tax, in the Company’s condensed consolidated statements of operations. The Company recorded equity in losses of the joint venture of $17,000 and $73,000 for the three and nine months ended September 30, 2014, respectively, and $21,000 and $58,000 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, the carrying value of the Company’s investment in Grand Venture was $265,000 and $287,000, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at September 30, 2014, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

NOTE D — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$18,515	$—	$18,515	$5,085	$—	$5,085
Indefinite-lived intangible assets:
Trade names	14,980	—	14,980	18,364	—	18,364
Finite-lived intangible assets:
Licenses	15,847	(7,893)	7,954	15,847	(7,551)	8,296
Trade names	22,384	(3,939)	18,445	10,056	(2,677)	7,379
Customer relationships	50,641	(5,717)	44,924	18,406	(2,736)	15,670
Other	1,202	(380)	822	584	(229)	355

Total	$123,569	$(17,929)	$105,640	$68,342	$(13,193)	$55,149

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

A summary of the activities related to the Company’s intangible assets for the nine months ended September 30, 2014 consists of the following (in thousands):

Goodwill and Intangible Assets, December 31, 2013	$55,149
Impairment of trade names	(3,384)
Goodwill acquired	13,430
Intangibles acquired	45,181
Amortization	(4,736)

Goodwill and Intangible Assets, September 30, 2014	$105,640

The Company performed its annual impairment test for its indefinite-lived trade names as of October 1, 2014. The test involved the assessment of the fair market values of the Company’s indefinite-lived trade names based on Level 3 unobservable inputs, using a relief from royalty approach, assuming a discount rate of 14.0%-15.5% and an average long term growth rate of 2.5%-3%. The result of the impairment assessment of the Company’s indefinite-lived trade names indicated that the carrying values of the Elements®, and Melannco® trade names exceeded their fair values as of October 1, 2014.

The Company’s home décor products category has experienced a decline in sales and profit in recent years. The Company believes the most significant factor resulting in the decline was the reduction in retail space allocated to the category which has also contributed to pricing pressure. The Company has been re-branding a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names and more recently through the Bombay® license. The Company is also taking advantage of promotional sale opportunities, such as flash sale websites and online retailers to offset the effect of a reduction in retail space for this product category and pricing pressures. As a result of these factors, the Company recorded an impairment charge of $3.4 million, related to these brands, in its condensed consolidated statement of operations for the three and nine month periods ended September 30, 2014.

NOTE E — DEBT

Credit Agreement

In January 2014, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A, as Administrative Agent and Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent (as amended, the “Second Amended and Restated Credit Agreement”) amending and restating the Company’s then existing Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement, which matures in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a new Term Loan facility of $50.0 million.

Each borrowing under the Revolving Credit Facility bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 0.75% to 1.25%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 1.75% to 2.25%. The respective margins are based upon availability which is a function of usage and the borrowing base. Interest rates on outstanding borrowings at September 30, 2014 ranged from 2.125% to 4.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

At September 30, 2014, borrowings outstanding under the Revolving Credit Facility were $113.1 million and open letters of credit were $4.1 million. At September 30, 2014, availability under the Revolving Credit Facility was approximately $57.7 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals. Consequently, the $175.0 million commitment may not represent actual borrowing capacity.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

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

ABR Term Loans or Eurocurrency Term Loans, provided for under the Second Amended and Restated Credit Agreement, bear interest based on the applicable Senior Leverage Ratio. The ABR Spread for Term Loans is 3.0% to 3.5% and the Eurocurrency Spread for Term Loans is 4.0% to 4.5%. As of September 30, 2014, $47.5 million was outstanding under the Term Loan.

The Company’s payment obligations under the Revolving Credit Facility are unconditionally guaranteed by each of its existing and future U.S. subsidiaries. Certain payment obligations under the Revolving Credit Facility are also direct obligations of its foreign subsidiary borrowers designated as such under the Second Amended and Restated Credit Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Revolving Credit Facility and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interest consists of a first-priority lien, subject to certain permitted liens, with respect to the assets of the Company and its domestic subsidiaries pledged as collateral in favor of lenders under the Revolving Credit Facility.

The Second Amended and Restated Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Second Amended and Restated Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for each four consecutive fiscal quarter periods. The Second Amended and Restated Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.00 to 1.00 at the fiscal quarter ending September 30, 2014; 4.25 to 1.00 at the fiscal quarter ending December 31, 2014; 3.50 to 1.00 at each fiscal quarter end in 2015; and 2.50 to 1.00 at each fiscal quarter end thereafter; provided that for any fiscal quarter ending on September 30 of any year, the maximum Senior Leverage Ratio specified above shall be increased by an additional 0.25:1.00.

The Company was in compliance with the financial covenants of the Second Amended and Restated Credit Agreement at September 30, 2014.

In January 2014, the Company repaid the previously outstanding Senior Secured Term Loan in connection with the execution and delivery of the Second Amended and Restated Credit Agreement.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At September 30, 2014, RMB 5.9 million ($951,000) was outstanding and the interest rate was 6.44% under the HSBC Facility.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE F — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2014 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2014	2,371,650	$12.75
Grants	394,400	18.83
Exercises	(339,331)	8.44
Cancellations	(32,200)	12.23
Expirations	(17,000)	21.67

Options outstanding, September 30, 2014	2,377,519	14.32	6.19	$7,681,733

Options exercisable, September 30, 2014	1,527,594	13.87	4.97	$6,148,510

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2014. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2014 and the exercise price.

The total intrinsic value of stock options exercised for the nine months ended September 30, 2014 and 2013 was $3.0 million and $1.7 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at September 30, 2014, before the effect of income taxes, was $5.6 million and is expected to be recognized over a weighted-average period of 2.74 years.

During the nine months ended September 30, 2014, the Company granted an aggregate of 21,511 shares of restricted stock to its independent directors as part of their annual retainer that vest 100% one year from the date of grant. The restricted stock had a weighted average grant date fair value of $16.07 that will be recognized in stock compensation expense over the one year vesting period. Total unrecognized restricted stock compensation expense at September 30, 2014 was $247,000 and is expected to be recognized over a weighted-average period of 0.7 years.

The Company recognized stock compensation expense of $680,000 and $740,000 for the three months ended September 30, 2014 and 2013, respectively, and $2,133,000 and $2,131,000 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014, there were 276,362 shares available for awards that could be granted under the Company’s 2000 Long-Term Incentive Plan.

NOTE G — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the three and nine month periods ended September 30, 2014 and 2013 are as follows:

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income (loss) – basic and diluted	$(1,586)	$1,093	(7,717)	$(107)
Weighted-average shares outstanding – basic	13,619	12,707	13,460	12,758
Effect of dilutive securities:
Stock options	—	339	—	—

Weighted-average shares outstanding – diluted	13,619	13,046	13,460	12,758

Basic income (loss) per common share	$(0.12)	$0.09	$(0.57)	$(0.01)

Diluted income (loss) per common share	$(0.12)	$0.08	$(0.57)	$(0.01)

The computation of diluted income (loss) per common share for the three months ended September 30, 2014 and 2013 excludes options to purchase 2,377,519 shares and options to purchase 336,500 shares, respectively. The computation of diluted loss per common share for the nine months ended September 30, 2014 and 2013 excludes options to purchase 2,443,481 shares and options to purchase 2,476,500 shares, respectively. These shares were excluded due to their antidilutive effects.

NOTE H — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at September 30, 2014 is a gross liability of $245,000. If the Company’s tax positions are sustained by the taxing authorities in favor of the Company, the Company’s net liability would be reduced by $245,000, all of which would benefit the Company’s tax provision. The Company believes that $245,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2010. At September 30, 2014, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2009 through 2013.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2014 and 2013.

NOTE I — BUSINESS SEGMENTS

The Company operates in three reportable business segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International Segment consists of certain business operations conducted outside the U.S. which was previously included in the Wholesale segment. The Retail Direct segment is where the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff®, Mikasa® and Lifetime Sterling® websites.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net sales
U.S. Wholesale	$125,341	$128,143	$296,155	$299,457
International	33,247	10,360	87,969	25,433
Retail Direct	3,656	3,726	11,852	12,972

Total net sales	$162,244	$142,229	$395,976	$337,862

Income (loss) from operations
U.S. Wholesale	$9,919	$15,294	$13,096	$23,671
International	2,141	213	1,226	(2,185)
Retail Direct	(372)	(267)	(1,088)	(533)
Unallocated corporate expenses	(3,260)	(3,547)	(10,160)	(9,363)

Total income from operations	$8,428	$11,693	$3,074	$11,590

Depreciation and amortization
U.S. Wholesale	$(1,888)	$(2,161)	$(6,409)	$(6,340)
International	(1,373)	(290)	(4,054)	(1,170)
Retail Direct	(38)	(66)	(165)	(197)

Total depreciation and amortization	$(3,299)	$(2,517)	$(10,628)	$(7,707)

	September 30, 2014	December 31, 2013
	(in thousands)
Assets
U.S. Wholesale	$316,369	$291,757
International	130,873	35,365
Retail Direct	507	730
Unallocated/ Corporate/ Other	8,915	8,887

Total assets	$456,664	$336,739

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February, 2013, the EPA requested access to conduct further environmental investigation at the property. The Company granted such access.

The Company is not aware of any determination by the EPA that any remedial action is required for the Site, and, accordingly, is not able to estimate the extent of any possible liability.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none such litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE K — OTHER

Cash dividends

Dividends declared in the nine months ended September 30, 2014 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$ 0.03750	March 11, 2014	May 1, 2014	May 15, 2014
$ 0.03750	June 19, 2014	August 1, 2014	August 15, 2014
$ 0.03750	July 29, 2014	October 31, 2014	November 14, 2014

On February 15, 2014, May 15, 2014 and August 15, 2014 the Company paid cash dividends of $501,000, $506,000 and $510,000, respectively, which reduced retained earnings. In the three months ended September 30, 2014, the Company reduced retained earnings for the accrual of $510,000 relating to the dividend payable on November 14, 2014.

On November 5, 2014, the Board of Directors declared a quarterly dividend of $0.0375 per share payable on February 13, 2015 to shareholders of record on January 30, 2015.

Dividends declared in the nine months ended September 30, 2013 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$ 0.03125	March 12, 2013	May 1, 2013	May 15, 2013
$ 0.03125	June 13, 2013	August 1, 2013	August 15, 2013
$ 0.03125	August 2, 2013	November 1, 2013	November 15, 2013

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the nine months ended September 30, 2013, the Company repurchased 245,575 shares under the April 2013 authorization at a total cost of $3.2 million and thereafter retired the repurchased shares. No shares were repurchased during the three and nine months ended September 30, 2014.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

Supplemental cash flow information

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,664	$2,742
Cash paid for taxes	4,771	4,891
Non-cash investing activities:
Translation adjustment	$1,577	$190

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(1,212)	$(3,194)	$(2,944)	$(2,804)
Translation gain (loss) during period	(3,309)	200	(1,577)	(190)

Balance at end of period	$(4,521)	$(2,994)	$(4,521)	$(2,994)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(65)	$(28)	$(31)	$(272)
Derivative fair value adjustment, net of taxes of $49 and $32 for the three months ended September 30, 2014 and 2013, respectively, and $26 and $131 for the nine months ended September 30, 2014 and 2013, respectively	73	(48)	39	196

Balance at end of period	$8	$(76)	$8	$(76)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(731)	$(1,134)	$(745)	$(1,160)
Amounts reclassified from accumulated other comprehensive loss: (1)
Amortization of actuarial losses, net of taxes of $5 and $8 for the three months ended September 30, 2014 and 2013, respectively, and $14 and $27 for the nine months ended September 30, 2014 and 2013, respectively	7	14	21	40

Balance at end of period	$(724)	$(1,120)	$(724)	$(1,120)

Total accumulated other comprehensive loss at end of period	$(5,237)	$(4,190)	$(5,237)	$(4,190)

(1)	Amounts are recorded in selling, general and administrative expense on the Condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.

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

November 10, 2014

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in this Quarterly Report on Form 10-Q in Part II, Item 1A under the heading Risk Factors and in the Company’s 2013 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, shears, cookware and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (pantryware, spice racks, thermal beverageware, food storage and home décor). In 2013, Kitchenware products and Tableware products accounted for approximately 89% of the Company’s wholesale net sales and 86% of its consolidated net sales.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry including Farberware®, Mikasa®, Pfaltzgraff®, KitchenAid®, Kamenstein®, Fred®, Towle®, Wallace®, Sabatier®, KitchenCraft®, masterclass® and colourworks®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts. More recently, the Company has significantly expanded its international footprint through acquisitions of businesses which own or license complementary brands.

BUSINESS SEGMENTS

During the second quarter of 2014, the Company realigned its reportable segments into three categories: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment, formerly the Wholesale segment, is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. which was previously included in the Wholesale segment. The Retail Direct segment is where the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff®, Mikasa® and Lifetime Sterling® Internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations. Previous periods presented have been recast to conform with the current period presentation.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange (www.bmv.com.mx). The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of September 30, 2014, Vasconia’s Board of Directors is comprised of ten members of whom the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting and has recorded its proportionate share of GSI’s net income, net of taxes, as equity in earnings in the Company’s condensed consolidated statements of operations. Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of September 30, 2014, GSI’s Board of Directors is comprised of six members (including two independent members) of which three have been designated by the Company (including one independent member).

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.3	64.0	63.9	63.3

Gross margin	35.7	36.0	36.1	36.7
Distribution expenses	8.2	7.5	9.6	9.3
Selling, general and administrative expenses	20.2	20.2	24.8	23.8
Intangble asset impairment	2.1	—	0.9	—
Restructuring expenses	—	0.1	—	0.1

Income from operations	5.2	8.2	0.8	3.5
Interest expense	(1.0)	(0.9)	(1.2)	(1.1)
Loss on early retirement of debt	—	—	(0.1)	—

Income (loss) before income taxes and equity in earnings	4.2	7.3	(0.5)	2.4
Income tax provision	(1.9)	(2.6)	(0.1)	(1.0)
Equity in earnings (losses), net of taxes	(3.2)	(3.9)	(1.4)	(1.5)

Net income (loss)	(0.9)%	0.8%	(2.0)%	(0.1)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE THREE MONTHS

ENDED SEPTEMBER 30, 2013

Net Sales

Net sales for the three months ended September 30, 2014 were $162.2 million, an increase of $20.0 million, or 14.1%, as compared to net sales of $142.2 million for the corresponding period in 2013.

Net sales for the U.S. Wholesale segment for the three months ended September 30, 2014 were $125.3 million, a decrease of $2.8 million, or 2.2%, as compared to net sales of $128.1 million for the corresponding period in 2013.

Net sales for the U.S. Wholesale’s Kitchenware product category were $70.4 million for the three months ended September 30, 2014, a decrease of $10.8 million, or 13.3%, as compared to $81.2 million for the corresponding period in 2013. The decrease in the U.S. Wholesale Kitchenware product category was primarily due to a decrease in warehouse club programs in the current year.

Net sales for the U.S. Wholesale’s Tableware product category were $39.3 million for the three months ended September 30, 2014, an increase of $7.9 million, or 25.2%, as compared to $31.4 million for the corresponding period in 2013. The Tableware product category sales increase was attributable to higher sales volumes in housewares and luxury tableware as well as flatware.

Net sales for U.S. Wholesale’s Home Solutions product category were $15.6 million for the three months ended September 30, 2014, an increase of $0.1 million, or 0.6%, as compared to $15.5 million for the three months ended September 30, 2013. The increase in the Home Solutions product category reflects the inclusion of Built NY, acquired in the first quarter of 2014, offset by lower volumes for home décor products.

Net sales for the International segment for the three months ended September 30, 2014 were $33.2 million, an increase of $22.8 million, as compared to net sales of $10.4 million for the corresponding period in 2013. Of the increase, $18.7 million represents sales from Kitchen Craft and La Cafetière, which were acquired during the first quarter of 2014. The balance of the increase was due to higher sales of tableware products and, to a lesser extent, the effect of a stronger Pound Sterling.

Net sales for the Retail Direct segment were $3.7 million in each of the three months ended September 30, 2014 and 2013.

Gross margin

Gross margin for the three months ended September 30, 2014 was $57.9 million, or 35.7%, as compared to $51.3 million, or 36.0%, for the corresponding period in 2013.

Gross margin for the U.S. Wholesale segment was $43.7 million, or 34.9%, for the three months ended September 30, 2014, as compared to $45.4 million, or 35.5%, for the corresponding period in 2013. The decrease in U.S. Wholesale gross margin reflects an increase in the proportion of tableware product sales, which typically have lower gross margin than kitchenware products, and an increase in promotional activities to introduce new brands and products.

Gross margin for the International segment was $11.7 million, or 35.2%, for the three months ended September 30, 2014, as compared to $3.2 million, or 30.8%, for the corresponding period in 2013. The increase in gross margin in the International segment is a result of the inclusion of Kitchen Craft, whose products carry a higher margin than other product categories in the segment.

Gross margin for the Retail Direct segment was $2.5 million, or 69.3%, for the three months ended September 30, 2014, as compared to $2.7 million, or 70.8%, for the corresponding period in 2013. The decrease in gross margin in Retail Direct reflects increased promotional activities.

Distribution expenses

Distribution expenses for the three months ended September 30, 2014 were $13.3 million as compared to $10.6 million for the corresponding period in 2013. Distribution expenses as a percentage of net sales were 8.2% for the three months ended September 30, 2014 as compared to 7.5% for the three months ended September 30, 2013.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 7.4% and 6.8% for the three months ended September 30, 2014 and 2013. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 8.8% and 8.2% for the three months ended September 30, 2014 and 2013, respectively. The increase reflects the effect of lower sales, increased labor costs from lower revenue per shipment and the impact of a longshoremen’s work slowdown on the West Coast.

Distribution expenses as a percentage of net sales for the International segment were approximately 8.7% and 7.7% for the three months ended September 30, 2014 and 2013, respectively. As a percentage of sales shipped from the Company’s U.K. warehouses, distribution expenses for the International segment were 10.8% and 15.5% for the three months ended September 30, 2014 and 2013, respectively. The decrease in expenses as percentage of sales shipped from the Company’s U.K. warehouses reflects the higher sales volume of tableware products and the use of more competitive priced freight carriers.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.7% and 29.5% for the three months ended September 30, 2014 and 2013, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $32.8 million, an increase of $3.9 million, or 13.5%, as compared to $28.9 million for the corresponding period in 2013.

Selling, general and administrative expenses for the three months ended September 30, 2014 for the U.S. Wholesale segment were $21.1 million, a decrease of $0.4 million, or 1.9%, from $21.5 million for the corresponding period in 2013. During the three months ended September 30, 2014, the Company incurred certain expenses related to its growth and acquisitions activities which were offset by a net reduction in operating activities primarily due to the timing of short term incentive compensation expense. As a percentage of net sales, selling, general and administrative expenses was 16.8% for both the three months ended September 30, 2014 and 2013.

Selling, general and administrative expenses for the three months ended September 30, 2014 for the International segment were $6.6 million, an increase of $4.5 million, from $2.1 million for the corresponding period in 2013. The increase was primarily due to the inclusion of Kitchen Craft. As a percentage of net sales, selling, general and administrative expenses decreased to 19.9% for the three months ended September 30, 2014 compared to 20.2% for the corresponding period in 2013.

Selling, general and administrative expenses for the Retail Direct segment were $1.8 million for both the three months ended September 30, 2014 and 2013.

Unallocated corporate expenses for the three months ended September 30, 2014 were $3.3 million as compared to $3.5 million for the corresponding period in 2013. The decrease was primarily attributable to a decrease in employee related and professional expenses.

Intangible asset impairment

The Company’s home décor products category has experienced a decline in sales and profit in recent years. The Company believes the most significant factor resulting in the decline was the reduction in retail space allocated to the category which has also contributed to pricing pressure. The Company has been re-branding a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names and more recently through the Bombay® license. The Company is also taking advantage of promotional sale opportunities, such as flash sale websites and online retailers to offset the effect of a reduction in retail space for this product category and pricing pressures. As a result of these factors, the Company recorded an impairment charge of $3.4 million, related to these brands in its condensed consolidated statement of operations for the three months ended September 30, 2014.

Restructuring expenses

Restructuring expenses for the three months ended September 30, 2013 were $0.1 million. The expenses resulted from the planned closure of the Fred® & Friends distribution center which included the elimination of certain employee positions in the third quarter of 2013.

Interest expense

Interest expense for the three months ended September 30, 2014 was $1.7 million as compared to $1.3 million for the three months ended September 30, 2013. The increase in interest expense was attributable to higher average borrowings attributable to recent acquisitions which were partially offset by lower interest rates from the debt refinancing.

Income tax provision

The income tax provision for the three months ended September 30, 2014 was $3.1 million as compared to $3.9 million for the corresponding period in 2013. The Company’s effective tax rate for the three months ended September 30, 2014 was 46.4% as compared to 37.2% for the 2013 period. The higher effective tax rate for the three months ended September 30, 2014 reflects a reduction on the deferred tax assets in Puerto Rico as a result of a rate change.

Equity in earnings (losses)

Equity in earnings of Vasconia, net of taxes, was $0.3 million for the three months ended September 30, 2014 as compared to equity in losses of $5.3 million (including a charge of $5.0 million, net of tax, for the reduction in the fair value of the Company’s investment in Vasconia) for the three months ended September 30, 2013. The 2013 reduction in the fair value was based upon a decline in the quoted stock price of Vasconia and the 2013 quarterly decline in operating results of Vasconia. Vasconia reported income from operations of $1.7 million for the three months ended September 30, 2014 as compared to a loss from operations of $0.1 million for the three months ended September 30, 2013.

Equity in losses of GSI was $5.5 million (including a charge of $5.2 million, net of tax, for the reduction in the fair value of the Company’s investment in GSI, for the three months ended September 30, 2014), as compared to equity in losses of $132,000 for the three months ended September 30, 2013. As a result of the decline in operating results of GSI and the current business environment in Brazil, the Company evaluated the carrying value of its investment for other-than-temporary impairment under the equity-method of accounting, and recorded an impairment charge of $5.2 million, net of tax, during the three months ended September 30, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE NINE MONTHS ENDED

SEPTEMBER 30, 2013

Net Sales

Net sales for the nine months ended September 30, 2014 were $396.0 million, an increase of $58.1 million, or 17.2%, as compared to net sales of $337.9 million for the corresponding period in 2013.

Net sales for the U.S. Wholesale segment for the nine months ended September 30, 2014 were $296.2 million, a decrease of $3.3 million, or 1.1%, as compared to net sales of $299.5 million for the corresponding period in 2013.

Net sales for the U.S. Wholesale’s Kitchenware product category were $174.8 million for the nine months ended September 30, 2014, a decrease of $14.6 million, or 7.7%, as compared to $189.4 million for the corresponding period in 2013. The decrease in the U.S. Wholesale’s Kitchenware product category was due to lower sales volumes, in part, due to a decrease in warehouse club programs in the current year.

Net sales for the U.S. Wholesale’s Tableware product category were $82.2 million for the nine months ended September 30, 2014, an increase of $8.2 million, or 11.1%, as compared to $74.0 million for the corresponding period in 2013. The Tableware product category sales increase reflects higher sales volumes in housewares and luxury tableware as well as flatware.

Net sales for the U.S. Wholesale’s Home Solutions product category were $39.2 million for the nine months ended September 30, 2014, an increase of $3.1 million, or 8.6%, as compared to $36.1 million for the corresponding period in 2013. The increase in the Home Solutions product category reflects the inclusion of Built NY, acquired in the first quarter of 2014, as well as successful sales programs for the pantryware product line, partially offset by lower volume for the home décor product line.

Net sales for the International segment for the nine months ended September 30, 2014 were $88.0 million, an increase of $62.6 million, as compared to net sales of $25.4 million for the corresponding period in 2013. Of the increase, $50.6 million represents sales from Kitchen Craft and La Cafetière, which were acquired during the first quarter of 2014. The balance of the increase was due to higher sales of tableware products as the impact of higher duties on ceramic products imposed by the European Union in 2013 normalized. To a lesser extent, the increase also includes the effect of a stronger Pound Sterling.

Net sales for the Retail Direct segment for the nine months ended September 30, 2014 were $11.8 million, a decrease of $1.2 million, or 9.2%, as compared to $13.0 million for the corresponding period in 2013, principally as a result of reduced activity on the Company’s Pfaltzgraff® and Mikasa® internet websites.

Gross margin

Gross margin for the nine months ended September 30, 2014 was $143.1 million, or 36.1%, as compared to $123.9 million, or 36.7%, for the corresponding period in 2013.

Gross margin for the U.S. Wholesale segment was $104.3 million, or 35.2%, for the nine months ended September 30, 2014, as compared to $107.7 million or 36.0% for the corresponding period in 2013. The decrease in gross margin for the U.S. Wholesale segment reflects actions taken to create opportunities to expand the Company’s market share, an increase in the proportion of tableware product sales, which typically have lower gross margin than kitchenware products, and an increase in promotional activities to introduce new brands and products.

Gross margin for the International segment was $30.6 million, or 34.8%, for the nine months ended September 30, 2014, as compared to $7.1 million, or 27.9%, for the corresponding period in 2013. The increase in gross margin in the International segment is due to the inclusion of Kitchen Craft whose products carry a higher margin than other product categories in the segment and to a lesser extent, a decrease in pricing promotions for tableware products.

Gross margin for the Retail Direct segment was $8.2 million, or 69.4%, for the nine months ended September 30, 2014, as compared to $9.1 million, or 70.0%, for the corresponding period in 2013. The decrease in gross margin in the Retail Direct segment reflects increased promotional activities.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2014 were $38.1 million as compared to $31.5 million for the corresponding period in 2013. Distribution expenses as a percentage of net sales were 9.6% and 9.3% for the nine months ended September 30, 2014 and 2013, respectively.

Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the U.S. Wholesale segment were 9.8% for the nine months ended September 30, 2014 and 9.4% for the nine months ended September 30, 2013. The increase reflects the effect of lower sales, increased labor costs from lower revenue per shipment and the impact of a longshoremen’s work slowdown on the West Coast.

Distribution expenses as a percentage of net sales for the International segment were approximately 9.7% for the nine months ended September 30, 2014 as compared to 10.2% for the corresponding period in 2013. The increase reflects higher sales volume. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the International segment were 11.9% and 17.0% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in expenses as a percentage of sales shipped reflects the higher sales volume from the tableware warehouses and a more efficient use of freight lines.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.4% and 30.0% for the nine months ended September 30, 2014 and 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $98.5 million, an increase of $18.0 million, or 22.4%, as compared to $80.5 million for the corresponding period in 2013.

Selling, general and administrative expenses for the nine months ended September 30, 2014 for the U.S. Wholesale segment were $61.6 million, an increase of $3.1 million, or 5.3%, as compared to $58.5 million for the corresponding period in 2013. During the nine months ended September 30, 2014, the Company incurred certain expenses related to its growth and acquisitions activities which were partially offset by the timing of short term incentive compensation expense. As a percentage of net sales, selling, general and administrative expenses increased to 20.8% for the nine months ended September 30, 2014 compared to 19.5% for the corresponding period in 2013.

Selling, general and administrative expenses for the nine months ended September 30, 2014 for the International segment were $20.9 million, an increase of $14.0 million, as compared to $6.9 million for the corresponding period in 2013. The increase was primarily due to the inclusion of Kitchen Craft. As a percentage of net sales, selling, general and administrative expenses decreased to 23.8% for the nine months ended September 30, 2014 compared to 27.2% for the corresponding period in 2013.

Selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 for the Retail Direct segment were $5.8 million and $5.7 million, respectively.

Unallocated corporate expenses for the nine months ended September 30, 2014 and 2013 were $10.2 million and $9.4 million, respectively. The increase was primarily due to an increase in professional fees.

Intangible asset impairment

The Company’s home décor products category has experienced a decline in sales and profit in recent years. The Company believes the most significant factor resulting in the decline was the reduction in retail space allocated to the category which has also contributed to pricing pressure. The Company has been re-branding a portion of the home décor products under the Mikasa® and Pfaltzgraff® trade names and more recently through the Bombay® license. The Company is also taking advantage of promotional sale opportunities, such as flash sale websites and online retailers to offset the effect of a reduction in retail space for this product category and pricing pressures. As a result of these factors, the Company recorded an impairment charge of $3.4 million, related to these brands in its condensed consolidated statement of operations for the nine months ended September 30, 2014.

Restructuring expenses

Restructuring expenses for the nine months ended September 30, 2014 were $0.1 million as compared to $0.4 million for the corresponding period in 2013. The restructuring expenses in the nine months ended September 30, 2014 resulted from the consolidation of our customer service and call center functions which resulted in the elimination of certain employee positions. The restructuring expenses in 2013 resulted from the closure of the Fred® & Friends distribution center which included the elimination of certain employee positions.

Interest expense

Interest expense for the nine months ended September 30, 2014 was $4.8 million as compared to $3.6 million for the corresponding period in 2013. The increase in interest expense was attributable to higher average borrowings attributable to the recent acquisitions which were partially offset by lower rates resulting from the debt refinancing.

Loss on early retirement of debt

In January 2014, the Company repaid the Senior Secured Term Loan. In connection therewith, the Company wrote off the related debt issuance costs of $0.3 million.

Income tax provision

The income tax provision for the nine months ended September 30, 2014 was $0.4 million as compared to $3.0 million for the corresponding period in 2013. The Company’s effective tax rate for the nine months ended September 30, 2014 was (17.6%) as compared to 37.4% for the 2013 period. The Company’s effective tax rate for the nine months ended September 30, 2014 reflects a benefit on the Company’s losses, more than offset by a reduction in the deferred tax assets in Puerto Rico as a result of a rate change and an increase in state uncertain tax positions.

Equity in earnings (losses)

Equity in earnings of Vasconia, net of taxes, was $0.6 million for the nine months ended September 30, 2014 as compared to equity in losses of $4.7 million (including a charge of $5.0 million, net of tax, for the reduction in the fair value of the Company’s investment in Vasconia) for the corresponding period in 2013. The 2013 reduction in fair value was based upon a decline in the quoted market price of Vasconia and the 2013 quarterly decline in the operating results of Vasconia. Vasconia reported income from operations of $5.7 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively, and net income of $2.6 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Equity in losses of GSI was $5.9 million (including a charge of $5.2 million, net of tax, for the reduction in the fair value of the Company’s investment in GSI) and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. As a result of the decline in operating results of GSI and the current business environment in Brazil, the Company evaluated its carrying value of the investment for other-than-temporary impairment under the equity-method of accounting and recorded an impairment charge of $5.2 million, net of tax, during the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At September 30, 2014, the Company had cash and cash equivalents of $5.0 million compared to $4.9 million at December 31, 2013. Working capital was $199.1 million at September 30, 2014 compared to $145.2 million at December 31, 2013. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Second Amended and Restated Credit Agreement) was $33.4 million.

In January 2014, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A, as Administrative Agent and Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent (as amended, the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement, which matures in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a new Term Loan facility of $50.0 million.

Each borrowing under the Revolving Credit Facility bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 0.75% to 1.25%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 1.75% to 2.25%. The respective margins are based upon availability which is a function of usage and the borrowing base. Interest rates on outstanding borrowings at September 30, 2014 ranged from 2.125% to 4.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

At September 30, 2014, borrowings outstanding under the Revolving Credit Facility were $113.1 million and open letters of credit were $4.1 million. At September 30, 2014, availability under the Revolving Credit Facility was approximately $57.7 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals. Consequently, the $175.0 million commitment may not represent actual borrowing capacity.

The Company classifies a portion of the Revolving Credit Facility as a current liability if the Company’s intent and ability is to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions.

ABR Term Loans or Eurocurrency Term Loans, provided for under the Second Amended and Restated Credit Agreement, bear interest based on the applicable Senior Leverage Ratio. The ABR Spread for Term Loans is 3.0% to 3.5% and the Eurocurrency Spread for Term Loans is 4.0% to 4.5%. As of September 30, 2014, $47.5 million was outstanding under the Term Loan.

The Company’s payment obligations under the Revolving Credit Facility are unconditionally guaranteed by each of its existing and future U.S. subsidiaries. Certain payment obligations under the Revolving Credit Facility are also direct obligations of its foreign subsidiary borrowers designated as such under the Second Amended and Restated Credit Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Revolving Credit Facility and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interest consists of a first-priority lien, subject to certain permitted liens, with respect to the assets of the Company and its domestic subsidiaries pledged as collateral in favor of lenders under the Revolving Credit Facility.

The Second Amended and Restated Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Second Amended and Restated Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for each four consecutive fiscal quarter periods. The Second Amended and Restated Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.00 to 1.00 at the fiscal quarter ending September 30, 2014; 4.25 to 1.00 at the fiscal quarter ending December 31, 2014; 3.50 to 1.00 at each fiscal quarter end in 2015; and 2.50 to 1.00 at each fiscal quarter end thereafter; provided that for any fiscal quarter ending on September 30 of any year, the maximum Senior Leverage Ratio specified above shall be increased by an additional 0.25:1.00.

In January 2014, the Company repaid the previously outstanding Senior Secured Term Loan in connection with the execution and delivery of the Second Amended and Restated Credit Agreement.

The Company expects that it will continue to borrow and repay funds, subject to availability, under the facility based on working capital and other corporate needs.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At September 30, 2014, RMB 5.9 million ($951,000) was outstanding and the interest rate was 6.44% under the HSBC Facility.

Covenant Calculations

Consolidated EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Second Amended and Restatement Credit Agreement. The following is the Company’s Consolidated EBITDA for the last four fiscal quarters, excluding the effect of a pro forma acquisition adjustment of $3.0 million:

Consolidated EBITDA for the Four Quarters Ended September 30, 2014
(in thousands)
Three months ended September 30, 2014	$16,470
Three months ended June 30, 2014	1,494
Three months ended March 31, 2014	3,660
Three months ended December 31, 2013	21,011

Total for the four quarters	$42,635

Capital expenditures for the nine months ended September 30, 2014 were $4.4 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income, as reported to Consolidated EBITDA, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss) as reported	$(1,586)	$1,093	$(7,717)	$(107)
Subtract out:
Undistributed equity in losses, net	5,193	5,452	5,360	5,686
Add back:
Income tax provision	3,123	3,869	352	2,993
Interest expense	1,698	1,280	4,760	3,591
Loss on early retirement of debt	—	—	319	—
Intangible asset impairment	3,384	—	3,384	—
Depreciation and amortization	3,299	2,517	10,628	7,707
Stock compensation expense	694	738	2,133	2,131
Contingent consideration accretion	665	—	665	—
Permitted acquisition related expenses	—	39	1,615	99
Restructuring expenses	—	79	125	367

Consolidated EBITDA	$16,470	$15,067	$21,624	$22,467

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $26.7 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

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

Operating activities

Cash used in operating activities was $21.5 million for the nine months ended September 30, 2014 as compared to cash provided by operating activities of $5.8 million for the 2013 period. The decrease in cash provided by operating activities was primarily attributable to a larger increase in inventory in 2014 as compared to 2013 and an increase in accounts receivable in the 2014 period as compared to the 2013 period.

Investing activities

Cash used in investing activities was $69.6 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash used in investing activities primarily related to the cash consideration paid in the 2014 acquisition of Kitchen Craft.

Financing activities

Cash provided by financing activities was $91.2 million for the nine months ended September 30, 2014 as compared to cash used in financing activities of $2.8 million for the 2013 period. The proceeds from the 2014 borrowings were principally used to finance the 2014 acquisition of Kitchen Craft.

Stock repurchase program

On April 30, 2013, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the nine months ended September 30, 2013, the Company repurchased 245,575 shares under the April 2013 authorization at a total cost of $3.2 million and thereafter retired the shares. No shares were repurchased during the nine months ended September 30, 2014.

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

In connection with this acquisition, the Company entered into an amendment and restatement of its existing amended and restated credit agreement (as amended, the “Second Amended and Restated Credit Agreement”). As of September 30, 2014, the Company’s Second Amended and Restated Credit Agreement requires interest to be paid at variable rates. The Company partially mitigates this interest rate exposure through the use of interest rate swap agreements with the aggregate gross notional amount which was $26.7 million as of September 30, 2014.

The Company has entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional amount of the foreign exchange contracts at September 30, 2014 was $6.0 million. These contracts do not offset the Company’s exposure to counterparty credit risk for nonperformance. The Company manages its exposure to counterparty credit risk by dealing with counterparties who are international financial institutions with investment grade credit ratings. The Company believes that the risk of incurring credit risk losses is remote.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2014, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

On January 15, 2014, the Company acquired 100% of the share capital of Kitchen Craft. The Company has begun to integrate policies, processes, people, technology and operations of Kitchen Craft with those of the Company and is evaluating and will continue to evaluate the impact of any changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of Kitchen Craft into the post-acquisition combined company, during the quarter ended on September 30, 2014, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property. The Company granted such access.

The Company is not aware of any determination by the EPA that any remedial action is required for the Site and, accordingly, is not able to estimate the extent of any possible liability.

The Company is, from time to time, involved in other legal proceedings. The Company believes that such other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none such litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following is an update to the corresponding risk factor set forth in the Company’s 2013 Annual Report on Form 10-K. Except as modified below, there have been no other material changes in the Company’s risk factors from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

The loss of certain licenses or material changes in royalty rates could materially adversely affect the Company’s operating margins and cash flow.

Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2013, sales of licensed brands accounted for approximately 47% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, for example if the Company fails to satisfy certain minimum sales obligations or if the Company breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business. In particular, the Company’s license to use the KitchenAid brand, which represents a material portion of its sales, is subject to a license agreement that has a three-year term that will expire in December 2015. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time. Although it expects to be able to renew its current KitchenAid license prior to its expiration, there is no assurance that the Company will be able to do so on reasonable terms, or at all, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also holds certain rights to use the Farberware brand for kitchen tools and gadgets, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The licensor is a joint venture of which the Company is a 50% owner. The other 50% owner of the joint venture has the right to terminate the Company’s license if the Company materially breaches any of the material terms of the license and fails to cure the material breach within 180 days of notice of the breach, if it is determined in an arbitration proceeding that money damages alone would not be sufficient compensation to the licensor and that the breach is so egregious as to warrant termination of the license and forfeiture of its rights to use the brand under that license agreement. If the Company were to lose the Farberware license for kitchen tools and gadgets, cutlery, cutting boards and shears products through termination as a result of an uncured breach, its business, results of operations and financial condition would be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
July 1- July 31, 2014	40,263	$16.52	—	$6,771,467

(1)	40,263 shares were acquired in satisfaction of their exercise price and tax withholding obligations by holders of employee stock options (granted under the 2000 Long-Term Incentive Plan) who exercised options.
(2)	On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended September 30, 2014.

Item 6. Exhibits

Exhibit No.

10.1	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of September 23, 2014, among the Company, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2014)

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	November 10, 2014
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 10, 2014
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)