Form 10-K/A
period 2014-12-31
LIFETIME BRANDS, INC
filed 2015-04-29
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares of common stock, par value $.01 per share, outstanding as of April 24, 2015 was 13,861,406.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Lifetime Brands, Inc. (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2015. The Company is filing this Amendment No. 1 solely to amend Exhibit 99.1 in the Original Filing to include the separate financial statements of Grupo Vasconia, S.A.B. (“Vasconia”) as required by Rule 3-09 of Regulation S-X. As indicated in the Company’s Original Filing, Vasconia is an equity method investee in which the Company owns approximately a 30% interest.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s Chief Financial Officer and Chief Executive Officer.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Company’s original Form 10-K as filed on March 16, 2015, nor does it reflect events occurring after the filing of the Company’s original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits:

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2014)

4.1	Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s registration statement No. 333-137575 on Form S-3)

10.1	License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.3	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2007)*

10.4	Employment Agreement, dated March 4, 2011, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2011)*

10.5	First Amendment to Employment Agreement, dated April 30, 2012, between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2012)*

10.6	Employment Agreement, dated March 12, 2014, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2014)*

10.7	Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Reports on Form 8-K filed May 15, 2006)

10.8	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.9	Amended 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 9, 2006)*

10.10	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2007)*

10.11	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 12, 2009)*

10.12	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 13, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 15, 2012)*

10.13	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 9, 2006)*

10.14	Employment Agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2007)*

10.15	Amendment to Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010)*

10.16	Amendment of Employment Agreement, dated April 12, 2012, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 16, 2012)*

10.17	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2007)

10.18	Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.19	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.20	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 6, 2007)

10.21	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.22	Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 12, 2009)*

10.23	Amendment of Amended and Restated Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.24	Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2012)*

10.25	Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a co-collateral agent, and HSBC Business Credit (USA) Inc., as syndication agent and a co-collateral agent, with exhibits (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.26	Second Lien Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 15, 2010)

10.27	Amendment No. 1 to the Second Lien Credit Agreement, dated as of March 9, 2011, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.28	Amendment No. 2 of the Second Lien Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 3, 2011)

10.29	Amended and Restated Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc., the Foreign Subsidiary Borrowers parties thereto, the Other Loan Parties hereto, the Lenders party hereto, JP Morgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.30	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2011)

10.31	Senior Secured Credit Agreement, dated as of July 27, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.32	Amendment No. 1 to the Senior Secured Credit Agreement, dated as of November 13, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the Swap Agreement Counterparty, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 27, 2013)

10.33	Amendment No. 2 to the Senior Secured Credit Agreement, dated as of June 21, 2013, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2013)

10.34	Share Purchase Agreement, dated January 15, 2014, relating to Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

10.35	Second Amended and Restated Credit Agreement, dated as of January 13, 2014, among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent, with exhibits. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

10.36	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of September 23, 2014 among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2014)

10.37	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of February 17, 2015 among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, The Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2015)

10.38	Employment Agreement, dated November 28, 2014, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 3, 2014)*

14.1	Code of Ethics dated February 28, 2013 (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2013)

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

21.1	Subsidiaries of the registrant+

23.1	Consent of Ernst & Young LLP+

23.2	Consent of KPMG Cardenas Dosal, S. C. (Mexico) **

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

99.1	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), separate financial statements and Report of Independent Registered Accounting Firm **

99.2	Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), separate financial statements and Report of Independent Registered Accounting Firm (incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2013)

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

Notes to exhibits:

The Company will furnish a copy of any of the exhibits listed above upon payment of $5.00 per exhibit to cover the cost of the Company furnishing the exhibit.

*	Compensatory plans in which the directors and executive officers of the Company participate.
**	Filed herewith.
+	Previously filed with the Original Filing.

(c)	Financial Statement Schedules — the response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel
Jeffrey Siegel
Chairman of the Board of Directors,
Chief Executive Officer and Director

Date: April 29, 2015