Form 10-Q
period 2015-03-31
LIFETIME BRANDS, INC
filed 2015-05-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2015 was 13,861,406.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,415	$5,068
Accounts receivable, less allowances of $6,375 at March 31, 2015 and $6,663 at December 31, 2014	78,761	107,211
Inventory (Note A)	142,997	137,924
Prepaid expenses and other current assets	11,462	7,914
Deferred income taxes (Note H)	420	—

TOTAL CURRENT ASSETS	237,055	258,117

PROPERTY AND EQUIPMENT, net	26,317	26,801
INVESTMENTS (Note C)	27,970	28,155
INTANGIBLE ASSETS, net (Note D)	101,851	103,597
OTHER ASSETS	4,539	4,732

TOTAL ASSETS	$397,732	$421,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note E)	$10,000	$10,000
Short term loan (Note E)	480	765
Accounts payable	27,155	28,694
Accrued expenses	32,393	36,961
Deferred income taxes (Note H)	2,551	2,293
Income taxes payable (Note H)	60	5,156

TOTAL CURRENT LIABILITIES	72,639	83,869

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,303	20,160
DEFERRED INCOME TAXES (Note H)	1,485	1,485
REVOLVING CREDIT FACILITY (Note E)	85,279	92,655
CREDIT AGREEMENT TERM LOAN (Note E)	32,500	35,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 13,859,121 at March 31, 2015 and 13,712,081 at December 31, 2014	139	137
Paid-in capital	162,970	160,315
Retained earnings	35,078	37,703
Accumulated other comprehensive loss (Note K)	(12,661)	(9,922)

TOTAL STOCKHOLDERS’ EQUITY	185,526	188,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,732	$421,402

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$117,657	$118,411

Cost of sales	72,749	74,079

Gross margin	44,908	44,332

Distribution expenses	13,483	12,346
Selling, general and administrative expenses	33,596	34,183

Loss from operations	(2,171)	(2,197)

Interest expense (Note E)	(1,431)	(1,390)
Financing expense	(154)	—
Loss on early retirement of debt	—	(319)

Loss before income taxes and equity in earnings	(3,756)	(3,906)

Income tax benefit (Note H)	1,363	1,185
Equity in earnings (losses), net of taxes (Note C)	288	(208)

NET LOSS	$(2,105)	$(2,929)

BASIC LOSS PER COMMON SHARE (NOTE G)	$(0.15)	$(0.22)

DILUTED LOSS PER COMMON SHARE (NOTE G)	$(0.15)	$(0.22)

Cash dividends declared per common share	$0.0375	$0.0375

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,105)	$(2,929)
Other comprehensive income (loss), net of taxes:
Translation adjustment	(2,705)	690
Derivative fair value adjustment	(54)	9
Effect of retirement benefit obligations	20	7

Other comprehensive income (loss), net of taxes	(2,739)	706

Comprehensive loss	$(4,844)	$(2,223)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(2,105)	$(2,929)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	18	50
Depreciation and amortization	3,555	3,613
Amortization of financing costs	149	149
Deferred rent	346	(274)
Deferred income taxes	—	(179)
Stock compensation expense	750	726
Undistributed equity in (earnings) losses, net	(288)	208
Loss on early retirement of debt	—	319
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	27,355	19,218
Inventory	(6,468)	(3,068)
Prepaid expenses, other current assets and other assets	(3,593)	(3,755)
Accounts payable, accrued expenses and other liabilities	(4,407)	(10,197)
Income taxes payable	(5,071)	(2,947)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,241	934

INVESTING ACTIVITIES
Purchases of property and equipment	(1,406)	(1,156)
Kitchen Craft acquisition, net of cash acquired	—	(59,856)
Other acquisitions, net of cash acquired	—	(5,280)

NET CASH USED IN INVESTING ACTIVITIES	(1,406)	(66,292)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	61,523	78,657
Repayments of Revolving Credit Facility	(68,899)	(43,458)
Repayments of Senior Secured Term Loan	—	(20,625)
Proceeds from Credit Agreement Term Loan	—	50,000
Repayment of Credit Agreement Term Loan	(2,500)	—
Proceeds from Short Term Loan	37	—
Payments on Short Term Loan	(322)	—
Payment of financing costs	—	(1,375)
Proceeds from exercise of stock options	281	1,200
Cash dividends paid (Note K)	(514)	(501)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,394)	63,898

Effect of foreign exchange on cash	(94)	736
DECREASE IN CASH AND CASH EQUIVALENTS	(1,653)	(724)

Cash and cash equivalents at beginning of period	5,068	4,947

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,415	$4,223

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2014 and 2013, net sales for the third and fourth quarters accounted for 60% and 61% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $409,000 and $370,000 for the three months ended March 31, 2015 and 2014, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Cost of sales

Cost of sales consists primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties and other product procurement related charges.

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

The components of inventory are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Finished goods	$139,556	$134,564
Work in process	1,814	1,887
Raw materials	1,627	1,473

Total	$142,997	$137,924

Fair value of financial instruments

The Company determined the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility, term loan and short term loan approximate fair value since such borrowings bear interest at variable market rates.

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

The Company is a party to interest rate swap agreements with an aggregate notional amount of $24.1 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over this period. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

other comprehensive loss. The effect of recording these derivatives at fair value resulted in an unrealized loss of $54,000 and an unrealized gain of $9,000, net of taxes, for the three months ended March 31, 2015 and 2014, respectively. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The fair value of the derivatives have been obtained from the counterparties to the agreement and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s interest derivative instruments was a liability of $123,000 and $32,000 at March 31, 2015 and December 31, 2014, respectively, and is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheet.

Employee Healthcare

The Company self-insures certain portions of its health insurance plan. The Company maintains an accrual for unpaid claims and estimated claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate claims IBNR, actual claims may vary significantly from estimated claims.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. This ASU is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted. The Company is currently determining its implementation approach and assessing the impact, if any, on the condensed consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This ASU is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU will be applied on a retrospective basis and early adoption is permitted. The Company’s adoption of this guidance will not have a material impact on the Company’s condensed consolidated financial position.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption, with early application not permitted. The Company is currently determining its implementation approach and assessing the impact, if any, on the condensed consolidated financial statements.

NOTE B — ACQUISITIONS

Kitchen Craft

On January 15, 2014, the Company acquired 100% of the share capital of Thomas Plant (Birmingham) Limited (“Kitchen Craft”) for cash in the amount of £37.4 million ($61.5 million) and 581,432 shares of common stock of the Company with the market value of £5.5 million ($9.0 million), at the date of closing. The purchase price also included contingent cash consideration of up to £5.5 million ($9.0 million). Kitchen Craft is a leading supplier of kitchenware products and accessories in the United Kingdom. The assets, liabilities and operating results of Kitchen Craft are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. For detailed information on the allocation of the purchase price, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The purchase price has been determined to be as follows (in thousands):

Cash	$61,302
Share consideration issued(1)	8,382
Value of contingent consideration(2)	2,488
Working capital adjustment(3)	374

Total purchase price	$72,546

(1)	Share consideration issued is valued at the closing market price discounted to account for lack of marketability related to the lock up period as described in the share purchase agreement.
(2)	The value of contingent consideration represents the present value of the estimated payments related to the attainment of certain financial targets for the years 2014 through 2016, determined as of the date of the acquisition. The maximum undiscounted contingent consideration to be paid under the agreement is £5.5 million ($9.0 million).
(3)	A working capital adjustment was made in May 2014 as provided for in the share purchase agreement.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

As of March 31, 2015 the fair value of the contingent consideration is approximately £2.1 million (approximately $3.1 million). In April 2015, the Company entered into a Deed of Variation and Settlement with the sellers of Kitchen Craft to amend the calculation and financial targets of the contingent consideration included in the purchase agreement. The maximum undiscounted contingent consideration to be paid remains unchanged at £5.5 million. The Company is in the process of determining the fair value of this amended contingent consideration.

Kitchen Craft is the sponsor of a defined benefit pension plan (the “Plan”) for which service costs accrual ceased prior to the acquisition. Pursuant to the share purchase agreement, the Company and the sellers agreed to take action to settle the Plan’s obligation through the purchase of a group annuity contract and terminate the Plan. At December 31, 2014 the Plan’s net funding was approximately $1.7 million. There was no impact, nor is there any expected future impact, to the Company’s annual statement of operations in connection with the settlement and planned termination of the Plan, which is expected to occur in 2015.

The Company’s results of operations for the three months ended March 31, 2014 includes the operations of Kitchen Craft for the period from January 15, 2014 to March 31, 2014. Kitchen Craft’s results of operations for the period from January 1, 2014 to January 14, 2014 were immaterial. For the three months ended March 31, 2014, the Company’s results from operations reflect a $0.5 million charge in cost of sales for the increase in fair value of Kitchen Craft’s acquired inventory and $0.9 million charge of related acquisition costs. Had these charges not been incurred, the reported net loss would have been $2.1 million (basic and diluted per loss per common share of $(0.16)).

NOTE C — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three month periods ended March 31, 2015 and 2014 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 15.26 and MXN 14.74 at March 31, 2015 and December 31, 2014, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 14.94 and MXN 13.23 during the three months ended March 31, 2015 and 2014, respectively. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $1.7 million and $11,000 during the three months ended March 31, 2015 and 2014, respectively (also see Note K). These translation effects are recorded in accumulated other comprehensive loss. Included within accrued expenses at March 31, 2015 are amounts due to Vasconia of $119,000. Included in prepaid expenses and other current assets at December 31, 2014 are amounts due from Vasconia of $33,000.

Summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended March 31,
	2015		2014
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$47,339	$707,435	$43,258	$572,196
Gross profit	9,436	141,012	7,839	103,697
Income from operations	2,747	41,048	1,754	23,207
Net income	1,245	18,612	109	1,438

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.3 million and $41,000 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $29.8 million and $30.8 million, respectively. The carrying value of the Company’s investment in Vasconia was $27.6 million and $27.8 million as of March 31, 2015 and December 31, 2014, respectively.

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. As of March 31, 2015 and December 31, 2014, the carrying value of the Company’s investment in GSI was $0 and therefore the Company has not recorded its share of equity in losses in the three months ended March 31, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $213,000, net of taxes for the three months ended March 31, 2014.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at March 31, 2015, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

NOTE D — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$18,101	$—	$18,101	$18,101	$—	$18,101
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616

Finite-lived intangible assets:
Licenses	15,847	(8,121)	7,726	15,847	(8,007)	7,840
Trade names	29,724	(5,097)	24,627	29,768	(4,568)	25,200
Customer relationships	50,823	(7,762)	43,061	50,823	(6,754)	44,069
Other	1,202	(482)	720	1,202	(431)	771

Total	$123,313	$(21,462)	$101,851	$123,357	$(19,760)	$103,597

NOTE E — DEBT

Credit Agreement

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility of $50.0 million.

At March 31, 2015 and December 31, 2014, borrowings outstanding under the Revolving Credit Facility were $85.3 million and $92.7 million, respectively, and open letters of credit were $1.9 million and $2.3 million, respectively. At March 31, 2015, availability under the Revolving Credit Facility was approximately $55.4 million.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

The Company’s payment obligations under the Revolving Credit Facility are unconditionally guaranteed by each of its existing U.S. subsidiaries and will be unconditionally guaranteed by each of its future U.S. subsidiaries. Certain payment obligations under the Revolving Credit Facility are also direct obligations of its foreign subsidiary borrowers designated as such under the Credit Agreement and, subject to limitations on such guaranties, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Revolving Credit Facility and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interests consist of a first-priority lien, subject to certain permitted liens, with respect to the assets of the Company and its domestic subsidiaries pledged as collateral in favor of lenders under the Revolving Credit Facility.

As of March 31, 2015 and December 31, 2014, $42.5 million and $45.0 million, respectively, was outstanding under the Term Loan.

Interest rates on outstanding borrowings at March 31, 2015 ranged from 2.125% to 4.6875%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.00 to 1.00 for each fiscal quarter ending during 2015; and 3.25 to 1.00 for each fiscal quarter ending thereafter.

Pursuant to the term loan agreement, as of March 31, 2015, the maximum additional permitted indebtedness other than certain subordinated indebtedness was $35.5 million. The Company was in compliance with the financial covenants of the Credit Agreement at March 31, 2015.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At March 31, 2015, RMB 3.0 million ($480,000) was outstanding and the average interest rate was 6.28% under the HSBC Facility.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE F — STOCK COMPENSATION

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2015 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2015	2,326,627	$14.19
Exercises	(30,700)	9.16
Cancellations	(19,000)	15.09

Options outstanding, March 31, 2015	2,276,927	14.25	5.7	$7,304

Options exercisable, March 31, 2015	1,503,085	$13.79	4.6	$5,922

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2015. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2015 and the exercise price.

The total intrinsic value of stock options exercised for the three months ended March 31, 2015 and 2014 was $163,500 and $668,300, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at March 31, 2015, before the effect of income taxes, was $4.4 million and is expected to be recognized over a weighted-average period of 2.4 years.

During the three months ended March 31, 2015, the Company granted 1,471 shares of restricted stock to a director with a weighted average grant date fair value of $15.65 per share. These shares will vest over approximately three months.

Total unrecognized restricted stock compensation expense at March 31, 2015 was $140,000 and is expected to be recognized over a weighted-average period of 0.6 years.

The Company recognized total stock compensation expense of $750,000 for the three months ended March 31, 2015, of which $597,000 represents stock option compensation expense, $100,000 represents restricted stock compensation expense and $53,000 represents stock awards granted in 2015. Total stock compensation expense for the three months ended March 31, 2014 was $726,000, of which $648,000 represents stock option compensation expense and $78,000 represents restricted share compensation expense.

At March 31, 2015, there were 199,022 shares available for awards that could be granted under the Company’s 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE G — LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Net loss – basic and diluted	$(2,105)	$(2,929)

Weighted-average shares outstanding – basic and diluted	13,738	13,274

Basic and diluted loss per common share	$(0.15)	$(0.22)

The computation of diluted loss per common share for the three months ended March 31, 2015 and 2014 excludes options to purchase 2,276,927 and 2,361,437 shares, respectively. These shares were excluded due to their antidilutive effects.

NOTE H — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at March 31, 2015 is a gross liability of tax and interest of $475,000. The Company believes that $313,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2010. At March 31, 2015, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2010 through 2013.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three months ended March 31, 2015 and 2014.

NOTE I — BUSINESS SEGMENTS

The Company operates in three reportable business segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. which was previously included in the Wholesale segment. The Retail Direct segment is where the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Fred® and Friends, Built NY®, Lifetime Sterling® and The English Table Internet websites.

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

During the second quarter of 2014, the Company realigned its reportable segments into the three categories discussed above. The March 31, 2014 period presented has been recast to conform with the current period presentation.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net sales
U.S. Wholesale	$86,521	$85,681
International	25,365	28,137
Retail Direct	5,771	4,593

Total net sales	$117,657	$118,411

Income (loss) from operations
U.S. Wholesale	$1,951	$2,409
International	(545)	(206)
Retail Direct	(49)	(299)
Unallocated corporate expenses	(3,528)	(4,101)

Total loss from operations	$(2,171)	$(2,197)

Depreciation and amortization
U.S. Wholesale	$2,187	$2,269
International	1,330	1,280
Retail Direct	38	64

Total depreciation and amortization	$3,555	$3,613

	March 31, 2015	December 31, 2014
	(in thousands)
Assets
U.S. Wholesale	$275,116	$287,744
International	118,345	128,055
Retail Direct	436	535
Unallocated/ Corporate/ Other	3,835	5,068

Total assets	$397,732	$421,402

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property. PRIDCO agreed to such access

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

and the Company consented. EPA conducted further investigation during 2013. EPA has since provided PRIDCO and the Company with the vapor intrusion sampling results and, during an April 2015 meeting with PRIDCO and the Company, the EPA advised that the results from the vapor intrusion sampling required the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company is presently reviewing this information and has requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. The Company is not yet able to estimate the extent of any possible liability with respect to the vapor intrusion issues. During the referenced April 2015 meeting, the EPA also advised PRIDCO and the Company that in the coming months they plan to release Remedial Investigation results with respect to the San Germán Groundwater Contamination Site. The Company is unable to determine what, if any, additional requirements or potential liabilities will result from the EPA’s Remedial Investigation.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none such litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE K — OTHER

Cash dividends

On March 4, 2015, the Board of Directors declared a quarterly dividend of $0.0375 per share payable on May 15, 2015 to shareholders of record on May 1, 2015. As of March 31, 2015, the Company accrued $520,000 for the payment of the dividend.

Supplemental cash flow information

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,151	$1,099
Cash paid for taxes	6,018	4,340

Non-cash investing activities:
Translation adjustment	$2,705	$(690)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(7,680)	$(2,944)
Translation gain (loss) during period	(2,705)	690

Balance at end of period	$(10,385)	$(2,254)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(18)	$(31)
Derivative fair value adjustment, net of taxes of $49 and $6 for the three months ended March 31, 2015 and 2014, respectively.	(54)	9

Balance at end of period	$(72)	$(22)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(2,224)	$(745)
Amounts reclassified from accumulated other comprehensive loss: (1)
Amortization of actuarial losses, net of taxes of $13 and $5 for the three months ended March 31, 2015 and 2014, respectively.	20	7

Balance at end of period	$(2,204)	$(738)

Total accumulated other comprehensive loss at end of period	$(12,661)	$(3,014)

(1)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Subsequent Event

Reed and Barton

In February 2015, the Company entered into an asset purchase agreement to acquire the operating assets and to assume certain liabilities of Reed and Barton Corporation. The agreement provides that the Company will purchase the assets pursuant to Section 363 of the United States Bankruptcy Code. The transaction is subject to a number of conditions, including completion of an auction process and bankruptcy court approval. On April 28, 2015, the Bankruptcy Court selected an alternative bidder to purchase the operating assets and to assume certain liabilities of Reed and Barton Corporation. If the transaction with the alternative bidder does not close, the Company has agreed to serve as backup bidder for these assets, at the price and on the terms and conditions set forth in the asset purchase agreement.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. as of March 31, 2015, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 16, 2015. We did not audit the consolidated financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest), which statements have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $27.8 million at December 31, 2014, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $0.2 million for the year ended December 31, 2014. In our opinion, the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Jericho, New York

May 8, 2015

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2014 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	Indebtedness;

•	Liquidity;

•	Interest;

•	General economic factors and political conditions;

•	Competition;

•	Customer practices;

•	Intellectual property, brands and licenses;

•	International operations;

•	Supply chain;

•	Foreign exchange rates;

•	International trade and transportation;

•	Product liability;

•	Regulatory matters;

•	Product development;

•	Reputation;

•	Technology;

•	Personnel;

•	Price fluctuations;

•	Seasonality;

•	Business interruptions;

•	Projections;

•	Fixed costs; and

•	Acquisitions and investments;

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (pantryware, spice racks, thermal beverageware, food storage and home décor). In 2014, Kitchenware products and Tableware products accounted for approximately 88% of the Company’s U.S. Wholesale net sales and 87% of the Company’s consolidated net sales.

At the heart of the Company is a culture of innovation. The Company employs over 130 artists, engineers, industrial designers and graphics specialists, who create new products, packaging and merchandising concepts. The Company brought over 4,000 new or redesigned products to market in 2014 and expects to introduce approximately 4,000 new or redesigned products in 2015.

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

BUSINESS SEGMENTS

During the second quarter of 2014, the Company realigned its reportable segments into three categories: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment, formerly the Wholesale segment, is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. which were previously included in the Wholesale segment. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Fred® and Friends, Built NY® and Lifetime Sterling® Internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations. To facilitate year over year comparison, previous periods presented have been recast to conform with the current period presentation.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2015, Vasconia’s Board of Directors is comprised of ten members of whom the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting. As of March 31, 2015 the carrying value of the Company’s investment in GSI was $0 and therefore the Company has not recorded its share of equity in losses for the three months ended March 31, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $213,000, net of taxes for the three months ended March 31, 2014.

Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of March 31, 2015, GSI’s Board of Directors is comprised of six members (including two independent members) of which three have been designated by the Company (including one independent member).

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2014 and 2013, net sales for the third and fourth quarters accounted for 60% and 61% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%

Cost of sales	61.8	62.6

Gross margin	38.2	37.4

Distribution expenses	11.5	10.4
Selling, general and administrative expenses	28.6	28.9

Loss from operations	(1.9)	(1.9)

Interest expense	(1.2)	(1.2)
Financing expense	(0.1)	—
Loss on early retirement of debt	—	(0.3)

Loss before income taxes and equity in earnings	(3.2)	(3.4)

Income tax benefit	1.2	1.0
Equity in earnings (losses), net of taxes	0.2	(0.2)

Net loss	(1.8)%	(2.6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2014

As a result of the Company’s realignment of its reportable segments into three categories: U.S. Wholesale, International and Retail Direct in the second quarter of 2014, previous periods presented have been recast to conform with the current period presentation.

Net Sales

Net sales for the three months ended March 31, 2015 were $117.7 million, a decrease of $0.7 million, or 0.6%, as compared to net sales of $118.4 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale segment for the three months ended March 31, 2015 were $86.5 million, an increase of $0.8 million, or 0.9%, as compared to net sales of $85.7 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $54.6 million for the three months ended March 31, 2015, an increase of $2.7 million, or 5.2%, as compared to $51.9 million for the corresponding period in 2014. The increase in the U.S. Wholesale Kitchenware product category was primarily due to an increase in tools and gadgets and cookware programs.

Net sales for the U.S. Wholesale segment’s Tableware product category were $19.3 million for the three months ended March 31, 2015, a decrease of $4.0 million, or 17.2%, as compared to $23.3 million for the corresponding period in 2014. The decrease in the Tableware product category was partially attributable to the timing of flatware warehouse club programs, as well as a decrease in luxury tableware sales with certain retailers.

Net sales for U.S. Wholesale segment’s Home Solutions product category were $12.6 million for the three months ended March 31, 2015, an increase of $2.1 million, or 20.0%, as compared to $10.5 million for the three months ended March 31, 2014. The increase in the Home Solutions product category reflects the inclusion of Built NY, acquired in the first quarter of 2014, as well as successful programs for the Pantryware product line.

Net sales for the International segment were $25.4 million for the three months ended March 31, 2015, a decrease of $2.7 million, as compared to net sales of $28.1 million for the corresponding period in 2014. In local currency, net sales decreased approximately 1.2%. The decrease was in part due to a decline in export sales of kitchenware products as a result of the weakness in the European economy.

Net sales for the Retail Direct segment were $5.8 million for the three months ended March 31, 2015, an increase of $1.2 million, as compared to net sales of $4.6 million for the corresponding period in 2014. The increase was primarily attributable to an increase in sales from the Mikasa® Internet website.

Gross margin

Gross margin for the three months ended March 31, 2015 was $44.9 million, or 38.2%, as compared to $44.3 million, or 37.4%, for the corresponding period in 2014.

Gross margin for the U.S. Wholesale segment was $32.0 million, or 37.0%, for the three months ended March 31, 2015, as compared to $30.8 million, or 35.9%, for the corresponding period in 2014. The increase in U.S. Wholesale gross margin reflects a change in product mix.

Gross margin for the International segment was $9.0 million, or 35.6%, for the three months ended March 31, 2015, as compared to $10.3 million, or 36.8%, for the corresponding period in 2014. The decrease in gross margin in the International segment is a result of an increase in promotional activities and the strengthening U.S. dollar against the pound sterling during the quarter.

Gross margin for the Retail Direct segment was $3.9 million, or 66.6%, for the three months ended March 31, 2015, as compared to $3.2 million, or 69.3%, for the corresponding period in 2014. The decrease in gross margin in Retail Direct reflects increased promotional activities.

Distribution expenses

Distribution expenses for the three months ended March 31, 2015 were $13.5 million as compared to $12.3 million for the corresponding period in 2014. Distribution expenses as a percentage of net sales were 11.5% for the three months ended March 31, 2015 as compared to 10.5% for the three months ended March 31, 2014.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 10.4% and 9.9% for the three months ended March 31, 2015 and 2014, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 10.5% and 10.6% for the three months ended March 31, 2015 and 2014, respectively. The decrease reflects the effect of an increase in sales offsetting increased labor costs related to smaller case pack shipments.

Distribution expenses as a percentage of net sales for the International segment were approximately 10.6% and 8.5% for the three months ended March 31, 2015 and 2014, respectively. As a percentage of sales shipped from the Company’s U.K. warehouses, distribution expenses for the International segment were 11.9% and 10.8% for the three months ended March 31, 2015 and 2014, respectively. The increase in expenses as a percentage of sales shipped from the Company’s U.K. warehouses reflects a decrease in sales volume of kitchenware products and an increase in drop ship sales which require more labor.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 31.0% for the three months ended March 31, 2015 and 2014, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 were $33.6 million, a decrease of $0.6 million, or 1.7%, as compared to $34.2 million for the corresponding period in 2014.

Selling, general and administrative expenses for the three months ended March 31, 2015, for the U.S. Wholesale segment were $21.1 million, an increase of $1.3 million, or 6.6%, from $19.8 million for the corresponding period in 2014. The increase is attributable to Built NY which was acquired in March 2014, higher employee related expenses (including healthcare costs), our export operation which began in the latter part of 2014 and foreign currency transaction losses. As a percentage of net sales, selling, general and administrative expenses were 24.4% and 23.1% for the three months ended March 31, 2015 and 2014, respectively.

Selling, general and administrative expenses for the three months ended March 31, 2015 for the International segment were $6.9 million, a decrease of $1.3 million, from $8.2 million for the corresponding period in 2014. The decrease was due in part to the weakness of British pound against the U.S. dollar in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 27.2% for the three months ended March 31, 2015, as compared to 29.2% for the corresponding period in 2014.

Selling, general and administrative expenses for the Retail Direct segment were $2.1 million for the three months ended March 31, 2015 and 2014, respectively.

Unallocated corporate expenses for the three months ended March 31, 2015 were $3.5 million as compared to $4.1 million for the corresponding period in 2014. The decrease was primarily attributable to a decrease in acquisition related professional expenses.

Interest expense

Interest expense was $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Average borrowings under the Company’s Revolving Credit Facility increased during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase in borrowings was partially offset by scheduled repayments of the Company’s Term Loan.

Financing expense

During the three months ended March 31, 2015, the Company wrote off $0.2 million of expenses related to the refinancing of indebtedness that was not completed. The Company did not incur financing expenses during the three months ended March 31, 2014.

Loss on early retirement of debt

In January 2014, the Company repaid the Senior Secured Term Loan. In connection therewith, the Company wrote off the related debt issuance costs of $0.3 million in the three months ended March 31, 2014.

Income tax benefit

The income tax benefit for the three months ended March 31, 2015 was $1.4 million as compared to $1.2 million for the corresponding period in 2014. The Company’s effective tax rate for the three months ended March 31, 2015 was 36.3% as compared to 30.3% for the corresponding 2014 period. The higher effective tax benefit for the three months ended March 31, 2015 reflects a release for uncertain tax liabilities. The tax rate for the three months ended March 31, 2014 reflected an expense recorded for uncertain tax positions which partially offset the income tax benefit of the period.

Equity in earnings (losses)

Equity in earnings of Vasconia, net of taxes, was $0.3 million for the three months ended March 31, 2015 as compared to equity in earnings of $41,000, net of tax, for the three months ended March 31, 2014. Vasconia reported income from operations of $2.7 million for the three months ended March 31, 2015, as compared to a $1.8 million for the three months ended March 31, 2014.

As described above, the Company’s investment in GSI was $0 as of March 31, 2015. The Company has not recorded its share of equity in losses for the three months ended March 31, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $213,000, net of tax, for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At March 31, 2015, the Company had cash and cash equivalents of $3.4 million compared to $5.1 million at December 31, 2014. Working capital was $164.4 million at March 31, 2015 compared to $174.2 million at December 31, 2014. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Credit Agreement), was $38.9 million.

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility of $50.0 million.

At March 31, 2015, borrowings outstanding under the Revolving Credit Facility were $85.3 million and open letters of credit were $1.9 million. At March 31, 2015, availability under the Revolving Credit Facility was approximately $55.4 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

The Company’s payment obligations under the Revolving Credit Facility are unconditionally guaranteed by each of its existing and will be unconditionally guaranteed by each of its future U.S. subsidiaries. Certain payment obligations under the Revolving Credit Facility are also direct obligations of its foreign subsidiary borrowers designated as such under the Credit Agreement and, subject to limitations on such guaranties, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Revolving Credit Facility and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interests consist of a first-priority lien, subject to certain permitted liens, with respect to the assets of the Company and its domestic subsidiaries pledged as collateral in favor of lenders under the Revolving Credit Facility.

As of March 31, 2015 and December 31, 2014, $42.5 million and $45.0 million, respectively, were outstanding under the Term Loan.

Interest rates on outstanding borrowings at March 31, 2015 ranged from 2.125% to 4.6875%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.00 to 1.00 for each fiscal quarter ending during 2015; and 3.25 to 1.00 for each fiscal quarter ending thereafter. As of March 31, 2015, the Company’s Senior Leverage Ratio was 3.14 to 1.00.

Pursuant to the term loan agreement, as of March 31, 2015 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $35.5 million. The Company was in compliance with the financial covenants of the Credit Agreement at March 31, 2015.

Covenant Calculations

Consolidated EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Second Amended and Restatement Credit Agreement. The following is the Company’s Consolidated EBITDA for the last four fiscal quarters:

Consolidated EBITDA for the Four Quarters Ended March 31, 2015
(in thousands)
Three months ended March 31, 2015	$2,519
Three months ended December 31, 2014	20,918
Three months ended June 30, 2014	16,470
Three months ended September 30, 2014	1,494

Total for the four quarters	$41,401

Capital expenditures for the three months ended March 31, 2015 were $1.4 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income, as reported, to Consolidated EBITDA, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss as reported	$(2,105)	$(2,929)
Subtract out:
Undistributed equity in (earnings) losses, net	(288)	208
Add back:
Income tax benefit	(1,363)	(1,185)
Interest expense	1,431	1,390
Financing expense	154	—
Loss on early retirement of debt	—	319
Depreciation and amortization	3,555	3,613
Stock compensation expense	750	726
Contingent consideration accretion	147	—
Permitted acquisition related expenses	238	1,518

Consolidated EBITDA	$2,519	$3,660

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At March 31, 2015, RMB 3.0 million ($480,000) was outstanding and the interest rate was 6.28% under the HSBC Facility.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $24.1 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

Operating activities

Cash provided by operating activities was $10.2 million for the three months ended March 31, 2015 as compared to $934,000 for the corresponding 2014 period. The increase in cash provided by operating activities was due to a net decrease in working capital, primarily attributable to a larger decrease in accounts receivable in 2015 as compared to 2014 and a smaller decrease in accrued expenses and accounts payable.

Investing activities

Cash used in investing activities was $1.4 million and $66.3 million for the three months ended March 31, 2015 and 2014, respectively. The amount for 2014 primarily related to the acquisition of Kitchen Craft.

Financing activities

Cash used in financing activities was $10.4 million for the three months ended March 31, 2015 as compared to cash provided by financing activities of $63.9 million for the corresponding 2014 period. The proceeds from the 2014 borrowings were principally used to finance the acquisition of Kitchen Craft.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2015, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

In January 2014, the Company acquired 100% of the share capital of Kitchen Craft. The Company has begun to integrate policies, processes, people, technology and operations of Kitchen Craft with those of the Company and is evaluating and will continue to evaluate the impact of any changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of Kitchen Craft into the post-acquisition combined company, during the quarter ended on March 31, 2015, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In May 2008, Wallace de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act. The Company responded to the EPA’s Request for Information on behalf of Wallace de Puerto Rico. In July 2011, Wallace de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted further investigation during 2013. EPA has since provided PRIDCO and the Company with the vapor intrusion sampling results and, during an April 2015 meeting with PRIDCO and the Company, the EPA advised that the results from the vapor intrusion sampling required the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company is presently reviewing this information and has requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. The Company is not yet able to estimate the extent of any possible liability with respect to the vapor intrusion issues. During the referenced April 2015 meeting, the EPA also advised PRIDCO and the Company that in the coming months they plan to release Remedial Investigation results with respect to the San Germán Groundwater Contamination Site. The Company is unable to determine what, if any, additional requirements or potential liabilities will result from the EPA’s Remedial Investigation.

The Company is, from time to time, involved in other legal proceedings. The Company believes that such other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none such litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the company’s risk factors from those disclosed in the Company’s 2014 Annual Report on Form 10K.

Item 6. Exhibits

Exhibit No.

10.1	Deed of Variation and Settlement, dated April 1, 2015, by and among Lifetime Brands, Inc. and the sellers of Thomas Plant (Birmingham) Limited

10.2	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of February 17, 2015, among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2015)

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.
/s/ Jeffrey Siegel	May 8, 2015
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Laurence Winoker	May 8, 2015
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)