Form 10-Q
period 2015-06-30
LIFETIME BRANDS, INC
filed 2015-08-10
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2015 was 14,000,171.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,956	$5,068
Accounts receivable, less allowances of $6,313 at June 30, 2015 and $6,663 at December 31, 2014	77,530	107,211
Inventory (Note A)	154,244	137,924
Prepaid expenses and other current assets	12,719	7,914
Deferred income taxes (Note H)	171	—

TOTAL CURRENT ASSETS	249,620	258,117

PROPERTY AND EQUIPMENT, net	25,999	26,801
INVESTMENTS (Note C)	26,697	28,155
INTANGIBLE ASSETS, net (Note D)	100,104	103,597
OTHER ASSETS	2,947	4,732

TOTAL ASSETS	$405,367	$421,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note E)	$20,000	$10,000
Short term loan (Note E)	115	765
Accounts payable	32,691	28,694
Accrued expenses	31,174	36,961
Deferred income taxes (Note H)	3,219	2,293
Income taxes payable (Note H)	—	5,156

TOTAL CURRENT LIABILITIES	87,199	83,869

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	19,812	20,160
DEFERRED INCOME TAXES (Note H)	1,474	1,485
REVOLVING CREDIT FACILITY (Note E)	91,308	92,655
CREDIT AGREEMENT TERM LOAN (Note E)	20,000	35,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 14,000,171 at June 30, 2015 and 13,712,081 at December 31, 2014	140	137
Paid-in capital	164,034	160,315
Retained earnings	32,826	37,703
Accumulated other comprehensive loss (Note K)	(11,426)	(9,922)

TOTAL STOCKHOLDERS’ EQUITY	185,574	188,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$405,367	$421,402

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$120,935	$115,321	$238,592	$233,732
Cost of sales	77,424	74,469	150,173	148,548

Gross margin	43,511	40,852	88,419	85,184
Distribution expenses	12,547	12,460	26,030	24,806
Selling, general and administrative expenses	31,951	31,424	65,547	65,607
Restructuring expenses	—	125	—	125

Loss from operations	(987)	(3,157)	(3,158)	(5,354)
Interest expense (Note E)	(1,459)	(1,672)	(2,890)	(3,062)
Financing expense	—	—	(154)	—
Loss on early retirement of debt	—	—	—	(319)

Loss before income taxes and equity in earnings	(2,446)	(4,829)	(6,202)	(8,735)
Income tax benefit (Note H)	717	1,586	2,080	2,771
Equity in earnings (losses), net of taxes (Note C)	2	41	290	(167)

NET LOSS	$(1,727)	$(3,202)	$(3,832)	$(6,131)

BASIC LOSS PER COMMON SHARE (NOTE G)	$(0.12)	$(0.24)	$(0.28)	$(0.46)

DILUTED LOSS PER COMMON SHARE (NOTE G)	$(0.12)	$(0.24)	$(0.28)	$(0.46)

Cash dividends declared per common share	$0.0375	$0.0375	$0.0750	$0.0750

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(1,727)	$(3,202)	$(3,832)	$(6,131)
Other comprehensive income (loss), net of taxes:
Translation adjustment	1,198	1,042	(1,507)	1,732
Derivative fair value adjustment	17	(43)	(37)	(34)
Effect of retirement benefit obligations	20	7	40	14

Other comprehensive income (loss), net of taxes	1,235	1,006	(1,504)	1,712

Comprehensive loss	$(492)	$(2,196)	$(5,336)	$(4,419)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(3,832)	$(6,131)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	191	156
Depreciation and amortization	7,193	7,329
Amortization of financing costs	313	311
Deferred rent	503	(530)
Stock compensation expense	1,523	1,439
Undistributed equity in (earnings) losses, net	(290)	167
Loss on early retirement of debt	—	319
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	29,561	33,180
Inventory	(16,011)	(18,960)
Prepaid expenses, other current assets and other assets	(2,351)	(4,050)
Accounts payable, accrued expenses and other liabilities	(663)	(17,356)
Income taxes payable	(5,513)	(3,277)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,624	(7,403)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,881)	(2,713)
Kitchen Craft acquisition, net of cash acquired	—	(61,676)
Other acquisitions, net of cash acquired	—	(5,280)

NET CASH USED IN INVESTING ACTIVITIES	(2,881)	(69,669)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	129,229	138,869
Repayments of Revolving Credit Facility	(130,571)	(90,853)
Repayments of Senior Secured Term Loan	—	(20,625)
Proceeds from Credit Agreement Term Loan	—	50,000
Repayment of Credit Agreement Term Loan	(5,000)	—
Proceeds from Short Term Loan	37	868
Payments on Short Term Loan	(688)	—
Payment of financing costs	—	(1,375)
Proceeds from exercise of stock options	541	1,460
Cash dividends paid (Note K)	(1,033)	(1,007)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,485)	77,337

Effect of foreign exchange on cash	(370)	17
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(112)	282

Cash and cash equivalents at beginning of period	5,068	4,947

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,956	$5,229

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2014 and 2013, net sales for the third and fourth quarters accounted for 60% and 61% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $290,000 and $312,000 for the three months ended June 30, 2015 and 2014, respectively, and $699,000 and $682,000 for the six months ended June 30, 2015 and 2014, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

June 30, 2015

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

The components of inventory are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Finished goods	$151,022	$134,564
Work in process	1,694	1,887
Raw materials	1,528	1,473

Total	$154,244	$137,924

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

The Company is a party to interest rate swap agreements with an aggregate notional amount of $22.8 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive income (loss). The effect of recording these derivatives at fair value resulted in an unrealized gain of $17,000 and an unrealized loss of $43,000, net of taxes, for the three months ended June 30, 2015 and 2014, respectively, and an unrealized loss of $37,000 and $34,000, net of taxes, for the six months ended June 30, 2015 and 2014, respectively. No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The fair value of the derivatives have been obtained from the counterparties to the agreement and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The aggregate fair value of the Company’s interest derivative instruments was a liability of $94,000 and $32,000 at June 30, 2015 and December 31, 2014, respectively, and is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheet.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in earnings immediately. A gain of $122,000 is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2015.

The aggregate gross notional amount of foreign exchange contracts at June 30, 2015 was $12.0 million. The fair value of the Company’s foreign exchange contracts was an asset of $122,000 and is included within other assets in the condensed consolidated balance sheet. The fair value of the derivatives have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB’s finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The Company is currently determining its implementation approach and assessing the impact, if any, on the condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE B — ACQUISITIONS

Kitchen Craft

On January 15, 2014, the Company acquired 100% of the share capital of Thomas Plant (Birmingham) Limited (“Kitchen Craft”) for cash in the amount of £37.4 million ($61.5 million) and 581,432 shares of common stock of the Company with a market value of £5.5 million ($9.0 million), at the date of closing. The purchase price also included contingent cash consideration of up to £5.5 million ($9.0 million). Kitchen Craft is a leading supplier of kitchenware products and accessories in the United Kingdom. The assets, liabilities and operating results of Kitchen Craft are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. For detailed information on the allocation of the purchase price, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In April 2015, the Company entered into a Deed of Variation and Settlement with the sellers of Kitchen Craft to amend the calculation and financial targets of the contingent consideration included in the purchase agreement. The maximum undiscounted contingent consideration to be paid remains unchanged at £5.5 million. As a result of the amendment, in April 2015, a charge of £1.0 (approximately $1.5 million) was recorded in selling, general and administration expenses. As of June 30, 2015, the fair value of the amended contingent consideration is £3.2 million (approximately $5.0 million). This valuation is based upon an option pricing approach with level 3 fair value inputs.

Kitchen Craft is the sponsor of a defined benefit pension plan (the “Plan”) for which service costs accrual ceased prior to the acquisition. Pursuant to the share purchase agreement, the Company and the sellers agreed to take action to settle the Plan’s obligation through the purchase of a group annuity contract (which has been completed) and terminate the Plan. There was no impact, nor is there any expected future impact, to the Company’s annual statement of operations in connection with the planned termination of the Plan, which is expected to occur in 2015.

The Company’s results of operations for the three and six months ended June 30, 2014 includes the operations of Kitchen Craft for the period from January 15, 2014 to June 30, 2014. Kitchen Craft’s results of operations for the period from January 1, 2014 to January 14, 2014 were immaterial. For the three and six months ended June 30, 2014, the Company’s results from operations reflect a $0.4 million and $0.9 million, respectively, charge in cost

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

of sales for the increase in fair value of Kitchen Craft’s acquired inventory and $0.9 million charge of related acquisition costs. Had these charges not been incurred, the reported net loss would have been $2.9 million and $5.0 million in the three and six months ended June 30, 2014, respectively (basic and diluted per loss per common share of $(0.21) and $(0.37), respectively).

NOTE C — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six month periods ended June 30, 2015 and 2014 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 15.68 and MXN 14.74 at June 30, 2015 and December 31, 2014, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 15.31 and MXN 12.99 during the three months ended June 30, 2015 and 2014, respectively, and MXN 15.13 to 15.19 and MXN 13.00 to 13.10 during the six months ended June 30, 2015 and 2014, respectively. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $0.8 million and an increase to the investment of $0.6 million during the six months ended June 30, 2015 and 2014, respectively (also see Note K). These translation effects are recorded in accumulated other comprehensive loss. Included within accrued expenses at June 30, 2015 are amounts due to Vasconia of $35,000. Included in prepaid expenses and other current assets at December 31, 2014 are amounts due from Vasconia of $33,000.

Summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended June 30,
	2015		2014
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$49,650	$760,472	$48,462	$629,527
Gross profit	10,646	163,063	8,978	116,624
Income from operations	3,862	59,150	2,223	28,874
Net income	2,318	35,510	1,367	17,756

	Six Months Ended June 30,
	2015		2014
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$96,989	$1,467,907	$91,712	$1,201,723
Gross Profit	20,082	304,075	16,816	220,320
Income from operations	6,609	100,198	3,977	52,082
Net Income	3,564	54,122	1,476	19,194

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

The Company recorded equity in earnings of Vasconia, net of taxes, of $2,000 and $0.3 million for the three months ended June 30, 2015 and 2014, respectively and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. Equity in earnings for the three and six months ended June 30, 2015 includes a deferred tax expense of $0.6 million due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.

As of June 30, 2015 and December 31, 2014, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $31.5 million and $30.8 million, respectively. The carrying value of the Company’s investment in Vasconia was $26.3 million and $27.8 million as of June 30, 2015 and December 31, 2014, respectively.

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s investment in GSI was $0 and therefore the Company has not recorded its share of equity in losses in the three and six months ended June 30, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $234,000 and $447,000, net of taxes for the three and six months ended June 30, 2014, respectively.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at June 30, 2015, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

NOTE D — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	$18,101	$—	$18,101	$18,101	$—	$18,101
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616

Finite-lived intangible assets:
Licenses	15,847	(8,235)	7,612	15,847	(8,007)	7,840
Trade names	29,724	(5,668)	24,056	29,768	(4,568)	25,200
Customer relationships	50,823	(8,773)	42,050	50,823	(6,754)	44,069
Other	1,202	(533)	669	1,202	(431)	771

Total	$123,313	$(23,209)	$100,104	$123,357	$(19,760)	$103,597

NOTE E — DEBT

Credit Agreement

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility of $50.0 million.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

At June 30, 2015 and December 31, 2014, borrowings outstanding under the Revolving Credit Facility were $91.3 million and $92.7 million, respectively, and open letters of credit were $1.9 million and $2.3 million, respectively. At June 30, 2015, availability under the Revolving Credit Facility was approximately $69.1 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

As of June 30, 2015 and December 31, 2014, $40.0 million and $45.0 million, respectively, was outstanding under the Term Loan. In May 2015 the credit agreement was amended to provide for the prepayment of the Term Loan in 2016, in the amount of the greater of $10.0 million and an amount equal to 50% of the Company’s excess cash flow for the 2015 fiscal year.

Interest rates on outstanding borrowings at June 30, 2015 ranged from 2.125% to 4.6875%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.50 to 1.00 for each remaining fiscal quarter ending during 2015; 4.00 to 1.00 for each fiscal quarter ending March 31, June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter.

Pursuant to the Credit Agreement, as of June 30, 2015, the maximum additional permitted indebtedness other than certain subordinated indebtedness was $66.0 million. The Company was in compliance with the financial covenants of the Credit Agreement at June 30, 2015.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At June 30, 2015, RMB 700,000 ($115,000) was outstanding and the average interest rate was 6.15% under the HSBC Facility.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE F — STOCK COMPENSATION

On June 10, 2015, the shareholders of the Company approved the Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”). The Plan revised the terms and conditions of the 2000 Long-Term Incentive Plan to increase the shares available for grant under the plan by 650,000 shares, permit certain awards under the Plan to continue to qualify for the exemption from the $1.0 million deduction limit under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and include and clarify several features that promote good governance.

At June 30, 2015, there were 636,560 shares available for awards that could be granted under the Company’s Amended and Restated 2000 Long-Term Incentive Plan.

Option Awards

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2015 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2015	2,326,627	$14.19
Grants	29,600	15.23
Exercises	(84,825)	7.95
Cancellations	(19,000)	15.09
Expirations	(16,000)	29.96

Options outstanding, June 30, 2015	2,236,402	14.32	5.6	$6,084,000

Options exercisable, June 30, 2015	1,704,360	$13.82	4.8	$5,526,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2015. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2015 and the exercise price.

The total intrinsic value of stock options exercised for the six months ended June 30, 2015 and 2014 was $0.6 million and $0.9 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at June 30, 2015, before the effect of income taxes, was $3.9 million and is expected to be recognized over a weighted-average period of 2.3 years.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2015 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Nonvested restricted shares, January 1, 2015	26,511	$15.86
Grants	95,073	14.84
Vested	(22,982)	16.04

Nonvested restricted shares, June 30, 2015	98,602	$14.85

Total unrecognized compensation expense remaining	$1,360,000
Weighted-average years expected to be recognized over	3.0

The total fair value of restricted stock that vested during the six months ended June 30, 2015 was $350,000.

Performance shares

During the quarter ended June 30, 2015, awards for performance shares were granted under the Plan. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by December 31, 2017, as determined by the Compensation Committee. The shares are subject to the terms and conditions of the Plan.

A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2015 is as follows:

	Performance- based awards	Weighted- average grant date fair value
Nonvested performance-based awards, January 1, 2015	—	$—
Grants (at target)	66,650	14.84

Nonvested performance-based awards, June 30, 2015	66,650	$14.84

Total unrecognized compensation expense remaining	$924,000
Weighted-average years expected to be recognized over	2.5

The Company recognized total stock compensation expense of $0.8 million for the three months ended June 30, 2015, of which $0.6 million represents stock option compensation expense and $0.2 million represents restricted stock and performance based compensation expense. For the six months ended June 30, 2015 the Company recognized total stock compensation expense of $1.5 million, of which $1.2 million represents stock option compensation expense, $0.3 million represents restricted stock and performance based stock compensation expense and $53,000 represents stock awards granted in 2015. Total stock compensation expense for the three and six months ended June 30, 2014 was $713,000 and $1.4 million, respectively, of which $623,000 and $1.3 million, respectively, represents stock option compensation expense, and $90,000 and $168,000, respectively, represents restricted stock compensation expense.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE G — LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three and six month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net loss – basic and diluted	$(1,727)	$(3,202)	$(3,832)	$(6,131)

Weighted-average shares outstanding – basic and diluted	13,845	13,483	13,779	13,379

Basic and diluted loss per common share	$(0.12)	$(0.24)	$(0.28)	$(0.46)

The computation of diluted loss per common share for the three months ended June 30, 2015 excludes options to purchase 2,236,402 shares and 93,602 shares of restricted stock. The computation of diluted loss per common share for the three months ended June 30, 2014 excludes options to purchase 2,591,487 shares. The computation of diluted loss per common share for the six months ended June 30, 2015 excludes options to purchase 2,256,665 shares and 46,801 shares of restricted stock. The computation of diluted loss per common share for the six months ended June 30, 2014 excludes options to purchase 2,476,462 shares. These shares were excluded due to their antidilutive effects.

NOTE H — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at June 30, 2015 is a gross liability of tax and interest of $373,000. The Company believes that $214,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2010. At June 30, 2015, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2010 through 2013.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2015 and 2014.

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

June 30, 2015

(unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net sales
U.S. Wholesale	$94,601	$85,132	$181,122	$170,814
International	22,464	26,586	47,829	54,722
Retail Direct	3,870	3,603	9,641	8,196

Total net sales	$120,935	$115,321	$238,592	$233,732

Income (loss) from operations
U.S. Wholesale	$3,133	$768	$5,084	$3,178
International	(1,577)	(708)	(2,122)	(915)
Retail Direct	(358)	(417)	(407)	(716)
Unallocated corporate expenses	(2,185)	(2,800)	(5,713)	(6,901)

Total loss from operations	$(987)	$(3,157)	$(3,158)	$(5,354)

Depreciation and amortization
U.S. Wholesale	$2,258	$2,314	$4,445	$4,521
International	1,340	1,339	2,670	2,681
Retail Direct	40	63	78	127

Total depreciation and amortization	$3,638	$3,716	$7,193	$7,329

	June 30, 2015	December 31, 2014
	(in thousands)
Assets
U.S. Wholesale	$281,056	$287,744
International	117,807	128,055
Retail Direct	376	535
Unallocated/ Corporate/ Other	6,128	5,068

Total assets	$405,367	$421,402

NOTE J — CONTINGENCIES

Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace Silversmiths de Puerto Rico”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.

In May 2008, Wallace Silversmiths de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

Environmental Response, Compensation, and Liability Act (“CERCLA”). The Company responded to the EPA’s Request for Information on behalf of Wallace Silversmiths de Puerto Rico. In July 2011, Wallace Silversmiths de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted further investigation during 2013 and, in April 2015, the EPA notified the Company and PRIDCO that the results from vapor intrusion sampling required the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. PRIDCO has not agreed to do so. During April 2015, the EPA also advised PRIDCO and the Company that in the coming months they plan to release Remedial Investigation results with respect to the San Germán Groundwater Contamination Site. Following discussions and information submissions by the Company with regard to site history and operations, on June 19, 2015, the EPA provided a letter acknowledging the Company’s agreement to cooperate with the EPA, without admission of fault or liability, to address the sub-slab soil gas contamination at the Wallace Silversmiths de Puerto Rico manufacturing facility site. The Company’s cooperation will be pursuant to a negotiated Administrative Settlement Order on Consent (“Consent Order”) that will explicitly state that undertaking activities pursuant to the Consent Order will neither constitute nor be construed as an admission of liability. In return the EPA has advised the Company that it will be entitled to protection from contribution actions or claims as provided by Sections 113(f)(2) and 122(h)(4) of CERCLA for any work conducted pursuant to the Consent Order. Discussions with EPA regarding such work are ongoing and environmental consultants retained by the Company are in the process of reviewing site documentation to evaluate vapor intrusion mitigation options. The Company is unable to determine what, if any, additional requirements or potential liabilities will result from the EPA’s Remedial Investigation.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none such litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE K — OTHER

Cash dividends

Dividends declared in the six months ended June 30, 2015 are as follows:

Dividend per share	Date declared	Date of record	Payment date

$0.03750	March 4, 2015	May 1, 2015	May 15, 2015
$0.03750	June 10, 2015	July 31, 2015	August 14, 2015

On February 13 and May 15, 2015, the Company paid cash dividends of $514,000 and $520,000, respectively. In the three months ended June 30, 2015, the Company reduced retained earnings for the accrual of $528,000 relating to the dividend payable on August 15, 2015.

On August 4, 2015, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on November 13, 2015 to shareholders of record on October 30, 2015.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

Supplemental cash flow information

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,423	$2,421
Cash paid for taxes	6,288	4,406

Non-cash investing activities:
Translation adjustment	$1,507	$(1,732)

Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(10,385)	$(2,254)	$(7,680)	$(2,944)
Translation gain (loss) during period	1,198	1,042	(1,507)	1,732

Balance at end of period	$(9,187)	$(1,212)	$(9,187)	$(1,212)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(72)	$(22)	$(18)	$(31)
Derivative fair value adjustment, net of taxes of $12 and $29 for the three months ended June 30, 2015 and 2014, respectively, and $25 and $23 for the six months ended June 30, 2015 and 2014, respectively.	17	(43)	(37)	(34)

Balance at end of period	$(55)	$(65)	$(55)	$(65)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(2,204)	$(738)	$(2,224)	$(745)
Amounts reclassified from accumulated other comprehensive loss: (1)

Amortization of actuarial losses, net of taxes of $13 and $5 for the three months ended June 30, 2015 and 2014, respectively, and $26 and $9 for the six months ended June 30, 2015 and 2014, respectively.	20	7	40	14

Balance at end of period	$(2,184)	$(731)	$(2,184)	$(731)

Total accumulated other comprehensive loss at end of period	$(11,426)	$(2,008)	$(11,426)	$(2,008)

(1)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive loss for the three and six-month periods ended June 30, 2015 and 2014, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

August 7, 2015

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

BUSINESS SEGMENTS

The Company operates in three reportable segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment, is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Fred® and Friends, Built NY® and Lifetime Sterling® Internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2015, Vasconia’s Board of Directors is comprised of ten members of whom the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting. As of June 30, 2015 the carrying value of the Company’s investment in GSI was $0 and therefore the Company has not recorded its share of equity in losses for the three and six months ended June 30, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $234,000 and $447,000, net of taxes, for the three and six months ended June 30, 2014.

Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of June 30, 2015, GSI’s Board of Directors is comprised of six members (including two independent members) of which three have been designated by the Company (including one independent member).

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0	64.6	62.9	63.6

Gross margin	36.0	35.4	37.1	36.4
Distribution expenses	10.4	10.8	10.9	10.6
Selling, general and administrative expenses	26.4	27.3	27.5	28.0
Restructuring expenses	—	0.1	—	0.1

Loss from operations	(0.8)	(2.8)	(1.3)	(2.3)
Interest expense	(1.2)	(1.4)	(1.2)	(1.3)
Financing expense	—	—	(0.1)	—
Loss on early retirement of debt	—	—	—	(0.1)

Loss before income taxes and equity in earnings	(2.0)	(4.2)	(2.6)	(3.7)
Income tax benefit	0.6	1.4	0.9	1.2
Equity in earnings (losses), net of taxes	—	—	0.1	(0.1)

Net loss	(1.4)%	(2.8)%	(1.6)%	(2.6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2014

Net Sales

Net sales for the three months ended June 30, 2015 were $120.9 million, an increase of $5.6 million, or 4.9%, as compared to net sales of $115.3 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale segment for the three months ended June 30, 2015 were $94.6 million, an increase of $9.5 million, or 11.2%, as compared to net sales of $85.1 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $54.7 million for the three months ended June 30, 2015, an increase of $2.2 million, or 4.2%, as compared to $52.5 million for the corresponding period in 2014. The increase in the U.S. Wholesale Kitchenware product category was primarily due to an increase in cutlery sales volume, partially offset by a decline in tools and gadgets sales.

Net sales for the U.S. Wholesale segment’s Tableware product category were $28.0 million for the three months ended June 30, 2015, an increase of $8.4 million, or 42.9%, as compared to $19.6 million for the corresponding period in 2014. The increase in the U.S. Wholesale Tableware product category was attributable to an increase in all categories on growth from warehouse club programs.

Net sales for U.S. Wholesale segment’s Home Solutions product category were $11.9 million for the three months ended June 30, 2015, a decrease of $1.1 million, or 9.2%, as compared to $13.0 million for the three months ended June 30, 2014. The decrease in the U.S. Wholesale Home Solutions product category reflects a decrease in pantryware products due to the timing of programs at warehouse clubs, offset by an increase in home décor product sales.

Net sales for the International segment were $22.5 million for the three months ended June 30, 2015, a decrease of $4.1 million, as compared to net sales of $26.6 million for the corresponding period in 2014. In local currency, net sales decreased approximately 4%. In local currency terms, the decrease was due to a decline in tableware sales with certain customers, partially offset by an increase in kitchenware sales.

Net sales for the Retail Direct segment were $3.9 million for the three months ended June 30, 2015, an increase of $0.3 million, as compared to net sales of $3.6 million for the corresponding period in 2014. The increase was primarily attributable to an increase in sales from the Mikasa® Internet website.

Gross margin

Gross margin for the three months ended June 30, 2015 was $43.5 million, or 36.0%, as compared to $40.9 million, or 35.4%, for the corresponding period in 2014.

Gross margin for the U.S. Wholesale segment was $33.6 million, or 35.5%, for the three months ended June 30, 2015, as compared to $29.9 million, or 35.2%, for the corresponding period in 2014. Gross margin may be expected to fluctuate from period to period based on a number of features, including product and customer mix. The increases in margin in the Kitchenware and Tableware product categories were partially offset by a decrease in margin in the Home Solutions product category.

Gross margin for the International segment was $7.2 million, or 32.3%, for the three months ended June 30, 2015, as compared to $8.5 million, or 32.2%, for the corresponding period in 2014. Gross margin for the three months ended June 30, 2014 includes a charge of $0.5 million related to the increase in fair value of inventory acquired from Kitchen Craft. Excluding this charge, gross margin was $9.0 million, or 33.9%, for the three months ended June 30, 2014. The decrease in margin was a result of the strengthened U.S. Dollar against the Pound Sterling, as well as the weakened Euro against the Pound Sterling during the quarter, partially offset by an increase in wholesale selling prices.

Gross margin for the Retail Direct segment was $2.6 million, or 68.4%, for the three months ended June 30, 2015, as compared to $2.6 million, or 69.7%, for the corresponding period in 2014. The decrease in gross margin in Retail Direct reflects increased promotional activities.

Distribution expenses

Distribution expenses were $12.5 million for the three months ended June 30, 2015 and 2014. Distribution expenses as a percentage of net sales were 10.3% for the three months ended June 30, 2015, as compared to 10.8% for the three months ended June 30, 2014.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 9.2% and 10.8% for the three months ended June 30, 2015 and 2014, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 10.2% for the three months ended June 30, 2015 and 2014. The changes reflect the effect of an increase in sales shipped from the Company’s warehouses, offsetting an increase in labor costs related to smaller case pack shipments.

Distribution expenses as a percentage of net sales for the International segment were approximately 11.6% and 11.9% for the three months ended June 30, 2015 and 2014, respectively. As a percentage of sales shipped from the Company’s U.K. warehouses, distribution expenses for the International segment were 13.8% for the three months ended June 30, 2015. Distribution expense for the three months ended June 30, 2014 includes one-time charges related to the integration of Kitchen Craft. Excluding the effects of these one-time charges, distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses was 13.4%. The change reflects the decrease in sales volume.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 31.4% and 28.6% for the three months ended June 30, 2015 and 2014, respectively. The increase in expenses is due to an increase in carrier rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 were $32.0 million, an increase of $0.6 million, or 1.9%, as compared to $31.4 million for the corresponding period in 2014.

Selling, general and administrative expenses for the three months ended June 30, 2015, for the U.S. Wholesale segment were $20.2 million, a decrease of $0.4 million, or 1.9%, from $20.6 million for the corresponding period in 2014. The decrease is attributable to cost saving initiatives offsetting an increase in expense related to the Company’s export operations, which began in the later part of 2014. As a percentage of net sales, selling, general and administrative expenses were 21.4% and 24.2% for the three months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative expenses for the three months ended June 30, 2015 for the International segment were $7.8 million, an increase of $1.7 million, from $6.1 million for the corresponding period in 2014. The increase was attributable to the change in fair value of contingent consideration attributable to the Kitchen Craft acquisition, offset by a decrease in expense related to the weakness of the Pound Sterling against the U.S. Dollar in the three months ended June 30, 2015.

Selling, general and administrative expenses for the Retail Direct segment were $1.8 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively.

Unallocated corporate expenses for the three months ended June 30, 2015 were $2.2 million as compared to $2.8 million for the corresponding period in 2014. The decrease was primarily attributable to a reimbursement of expenses incurred for an acquisition not completed.

Interest expense

Interest expense for the three months ended June 30, 2015 was $1.5 million, a decrease of $0.2 million, from $1.7 million for the three months ended June 30, 2014. The decrease in expense is attributable to lower average borrowings under the Company’s Revolving Credit Facility during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, and scheduled repayments of the Company’s Term Loan.

Income tax benefit

The income tax benefit for the three months ended June 30, 2015 was $0.7 million as compared to $1.6 million for the corresponding period in 2014. The Company’s effective tax rate for the three months ended June 30, 2015 was 29.3% as compared to 32.8% for the corresponding 2014 period. The lower effective tax rate for the three months ended June 30, 2015 is due to certain permanent items and losses without benefit, offset by the benefit derived from the Company’s operations in the U.K., which have a more favorable corporate tax regime.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $2,000, net of tax, for the three months ended June 30, 2015, as compared to $0.3 million, net of tax, for the three months ended June 30, 2014. Equity in earnings for the three months ended June 30, 2015 includes a deferred tax expense of $0.6 million due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $3.9 million for the three months ended June 30, 2015, as compared to a $2.2 million for the three months ended June 30, 2014.

As described above, the Company’s investment in GSI was $0 as of June 30, 2015. The Company has not recorded its share of equity in losses for the three months ended June 30, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $0.2 million, net of tax, for the three months ended June 30, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2014

Net Sales

Net sales for the six months ended June 30, 2015 were $238.6 million, an increase of $4.9 million, or 2.1%, as compared to net sales of $233.7 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale segment for the six months ended June 30, 2015 were $181.1 million, an increase of $10.3 million, or 6.0%, as compared to net sales of $170.8 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale’s Kitchenware product category were $109.2 million for the six months ended June 30, 2015, an increase of $4.8 million, or 4.6%, as compared to $104.4 million for the corresponding period in 2014. The increase in the U.S. Wholesale’s Kitchenware product category was primarily attributable to an increase in cutlery sales volume, partially offset by a decline in tools and gadgets.

Net sales for the U.S. Wholesale’s Tableware product category were $47.4 million for the six months ended June 30, 2014, an increase of $4.5 million, or 10.5%, as compared to $42.9 million for the corresponding period in 2014. The Tableware product category sales increase reflects an increase in dinnerware and flatware warehouse club programs, partially offset by a decrease in luxury dinnerware at certain retailers.

Net sales for the U.S. Wholesale’s Home Solutions product category were $24.5 million for the six months ended June 30, 2015, an increase of $1.0 million, or 4.3%, as compared to $23.5 million for the corresponding period in 2014. The increase in the Home Solutions product category is primarily attributable to Built NY, which was acquired in the first quarter of 2014.

Net sales for the International segment for the six months ended June 30, 2015 were $47.8 million, a decrease of $6.9 million, as compared to net sales of $54.7 million for the corresponding period in 2014. In local currency, net sales decreased approximately 2%. The decrease is due in part to a decline in export sales of kitchenware products, as a result of the weakness in the European economy, as well as a decline in tableware sales with certain customers.

Net sales for the Retail Direct segment for the six months ended June 30, 2015 were $9.6 million, an increase of $1.4 million, or 17.1%, as compared to $8.2 million for the corresponding period in 2014. The increase was primarily attributable to an increase in sales from the Mikasa® Internet website.

Gross margin

Gross margin for the six months ended June 30, 2015 was $88.4 million, or 37.1%, as compared to $85.2 million, or 36.4%, for the corresponding period in 2014.

Gross margin for the U.S. Wholesale segment was $65.7 million, or 36.2% for the six months ended June 30, 2015, as compared to $60.6 million, or 35.5%, for the corresponding period in 2014. The increase in gross margin for the U.S. Wholesale segment reflects a change in product and customer mix.

Gross margin for the International segment was $16.3 million, or 34.0%, for the six months ended June 30, 2015, as compared to $18.9 million, or 34.6%, for the corresponding period in 2014. Gross margin for the six months ended June 30, 2014 includes a charge of $0.9 million related to the increase in fair value of inventory acquired from Kitchen Craft. Excluding this charge gross margin was $19.9 million, or 36.3%, for the six months ended June 30, 2014. The decrease in gross margin in the International segment is a result of an increase in promotional activities and the strengthened U.S. Dollar against the Pound Sterling as well as the weakened Euro against the Pound Sterling during the period.

Gross margin for the Retail Direct segment was $6.5 million, or 67.3%, for the six months ended June 30, 2015, as compared to $5.7 million, or 69.5%, for the corresponding period in 2014. The decrease in gross margin in Retail Direct reflects increased promotional activities.

Distribution expenses

Distribution expenses for the six months ended June 30, 2015 were $26.0 million as compared to $24.8 million for the corresponding period in 2014. Distribution expenses as a percentage of net sales were 10.9% and 10.6% for the six months ended June 30, 2015 and 2014, respectively.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 9.8% and 9.9% for the six months ended June 30, 2015 and 2014, respectively. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the U.S. Wholesale segment were 10.4% for the six months ended June 30, 2015 and 2014. Sales shipped from the Company’s warehouses increased and offset an increase in labor costs related to smaller case pack shipments.

Distribution expenses as a percentage of net sales for the International segment were approximately 11.1% for the six months ended June 30, 2015 as compared to 10.0% for the corresponding period in 2014. As a percentage of sales shipped from the Company’s U.K. warehouses, distribution expenses for the International segment were 12.7% and 12.9% for the six months ended June 30, 2015 and 2014, respectively.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 31.2% and 30.0% for the six months ended June 30, 2015 and 2014, respectively. The increase in expense reflects an increase in carrier rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 were $65.5 million, a decrease of $0.1 million, or 0.2%, as compared to $65.6 million for the corresponding period in 2014.

Selling, general and administrative expenses for the six months ended June 30, 2015 for the U.S. Wholesale segment were $41.3 million, an increase of $0.9 million, or 2.2%, as compared to $40.4 million for the corresponding period in 2014. The increase is attributable to Built NY, which was acquired in March 2014, higher employee related expenses, including healthcare costs, our export operation, which began in the latter part of 2014 and foreign currency transaction losses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.8% for the six months ended June 30, 2015 compared to 23.7% for the corresponding period in 2014.

Selling, general and administrative expenses for the six months ended June 30, 2015 for the International segment were $14.7 million, an increase of $0.4 million, or 2.8%, as compared to $14.3 million for the corresponding period in 2014. The increase was primarily due to the change in fair value of contingent consideration attributable to the Kitchen Craft acquisition, offset by the weakness of Pound Sterling against the U.S. Dollar in the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 for the Retail Direct segment were $3.9 million and $4.0 million, respectively.

Unallocated corporate expenses for the six months ended June 30, 2015 and 2014 were $5.7 million and $6.9 million, respectively. The decrease was primarily attributable to a decrease in acquisition related fees and the reimbursement of expenses incurred for an acquisition not completed.

Restructuring expenses

Restructuring expense for the six months ended June 30, 2014 was $0.1 million. The restructuring expenses resulted from the consolidation of our customer service and call center functions which resulted in the elimination of certain employee positions.

Interest expense

Interest expense for the six months ended June 30, 2015 was $2.9 million as compared to $3.1 million for the corresponding period in 2014. The decrease in expense is attributable to lower average borrowings under the Company’s Revolving Credit Facility during the six months ended June 30, 2015, as compared to the three months ended June 30, 2014 and scheduled repayments of the Company’s Term Loan.

Financing expense

During the six months ended June 30, 2015, the Company wrote off $0.2 million of expenses related to the refinancing of indebtedness that was not completed. The Company did not incur financing expenses during the six months ended June 30, 2014.

Loss on early retirement of debt

In January 2014, the Company repaid the Senior Secured Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax benefit

The income tax benefit for the six months ended June 30, 2015 was $2.1 million as compared to $2.8 million for the corresponding period in 2014. The Company’s effective tax rate for the six months ended June 30, 2015 was 33.5% as compared to 31.7% for the 2014 period. The Company’s effective tax rate for the six months ended June 30, 2015 reflects a reduction in the Company’s uncertain tax position due to settlements and the benefit derived from the Company’s operations in the U.K., which have a more favorable corporate tax regime.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $0.3 million for the six months ended June 30, 2015 and 2014. Equity in earnings for the six months ended June 30, 2015 includes a deferred tax expense of $0.6 million due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $6.6 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively, and net income of $3.6 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.

As described above, the Company’s investment in GSI was $0 as of June 30, 2015. The Company did not record its share of equity in losses for the six months ended June 30, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $0.4 million, net of tax, for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At June 30, 2015, the Company had cash and cash equivalents of $5.0 million compared to $5.1 million at December 31, 2014. Working capital was $162.4 million at June 30, 2015 compared to $174.2 million at December 31, 2014. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Credit Agreement), was $71.0 million.

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility of $50.0 million.

At June 30, 2015, borrowings outstanding under the Revolving Credit Facility were $91.3 million and open letters of credit were $1.9 million. At June 30, 2015, availability under the Revolving Credit Facility was approximately $69.1 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

The Company’s payment obligations under the Revolving Credit Facility are unconditionally guaranteed by each of its existing and will be unconditionally guaranteed by any future U.S. subsidiaries. Certain payment obligations under the Revolving Credit Facility are also direct obligations of its foreign subsidiary borrowers designated as such under the Credit Agreement and, subject to limitations on such guaranties, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Revolving Credit Facility and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interests consist of a first-priority lien, subject to certain permitted liens, with respect to the assets of the Company and its domestic subsidiaries pledged as collateral in favor of lenders under the Revolving Credit Facility.

As of June 30, 2015 and December 31, 2014, $40.0 million and $45.0 million, respectively, were outstanding under the Term Loan. In May 2015 the credit agreement was amended to provide for the prepayment of the Term Loan in 2016, in the amount of the greater of $10.0 million and an amount equal to 50% of the Company’s excess cash flow for the 2015 fiscal year.

Interest rates on outstanding borrowings at June 30, 2015 ranged from 2.125% to 4.6875%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.50 to 1.00 for each remaining fiscal quarter ending during 2015; 4.00 to 1.00 for each fiscal quarter ending March 31, June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter.

As of June 30, 2015, the Company’s Senior Leverage Ratio was 3.01 to 1.00.

Pursuant to the Credit Agreement, as of June 30, 2015 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $66.0 million. The Company was in compliance with the financial covenants of the Credit Agreement at June 30, 2015.

Covenant Calculations

Consolidated EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s Consolidated EBITDA for the last four fiscal quarters:

Consolidated EBITDA for the Four Quarters Ended June 30, 2015
(in thousands)

Three months ended June 30, 2015	4,388
Three months ended March 31, 2015	2,519
Three months ended December 31, 2014	20,918
Three months ended September 30, 2014	16,470

Total for the four quarters	$44,295

Capital expenditures for the six months ended June 30, 2015 were $2.9 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income, as reported, to Consolidated EBITDA, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net loss as reported	$(1,727)	$(3,202)	$(3,832)	$(6,131)
Subtract out:
Undistributed equity in (earnings) losses, net	(2)	(41)	(290)	167
Add back:
Income tax benefit	(717)	(1,586)	(2,080)	(2,771)
Interest expense	1,459	1,672	2,890	3,062
Financing expense	—	—	154	—
Loss on early retirement of debt	—	—	—	319
Depreciation and amortization	3,638	3,716	7,193	7,329
Stock compensation expense	773	713	1,523	1,439
Contingent consideration	1,545	—	1,692	—
Permitted acquisition related expenses, net of recovery	(581)	97	(343)	1,615
Restructuring expenses	—	125	—	125

Consolidated EBITDA	$4,388	$1,494	$6,907	$5,154

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At June 30, 2015, RMB 700,000 ($115,000) was outstanding and the interest rate was 6.15% under the HSBC Facility.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $22.8 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in the condensed consolidated statement of operations.

Operating activities

Cash provided by operating activities was $10.6 million for the six months ended June 30, 2015 as compared to cash used in operating activities of $7.4 million for the corresponding 2014 period. The increase in cash provided by operating activities was due to a net decrease in working capital, primarily attributable to a decrease in payments of accrued expenses and accounts payable in the 2015 period, as compared to the 2014 period.

Investing activities

Cash used in investing activities was $2.9 million and $69.7 million for the six months ended June 30, 2015 and 2014, respectively. The amount for 2014 primarily related to the acquisition of Kitchen Craft.

Financing activities

Cash used in financing activities was $7.5 million for the six months ended June 30, 2015 as compared to cash provided by financing activities of $77.3 million for the corresponding 2014 period. The proceeds from the 2014 borrowings were principally used to finance the acquisition of Kitchen Craft.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

During the three months ended June 30, 2015, the Company entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional amounts of foreign currency contracts at June 30, 2015 were $12.0 million. These contracts do not offset the Company’s exposure to counterparty credit risk for non-performance. The Company mitigates its exposure to counterparty credit risk by dealing with counterparties who are international financial institutions with investment grade credit ratings. The Company believes that the risk of incurring credit risk losses is remote.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2015, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

In January 2014, the Company acquired 100% of the share capital of Kitchen Craft. The Company has begun to integrate policies, processes, people, technology and operations of Kitchen Craft with those of the Company and is evaluating and will continue to evaluate the impact of any changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of Kitchen Craft into the post-acquisition combined company, during the quarter ended on June 30, 2015, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Wallace Silversmiths de Puerto Rico, Ltd. (“Wallace Silversmiths de Puerto Rico”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.

In May 2008, Wallace Silversmiths de Puerto Rico received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). The Company responded to the EPA’s Request for Information on behalf of Wallace Silversmiths de Puerto Rico. In July 2011, Wallace Silversmiths de Puerto Rico received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted further investigation during 2013 and, in April 2015, the EPA notified the Company and PRIDCO that the results from vapor intrusion sampling required the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. PRIDCO has not agreed to do so. During April 2015, the EPA also advised PRIDCO and the Company that in the coming months they plan to release Remedial Investigation results with respect to the San Germán Groundwater Contamination Site. Following discussions and information submissions by the Company with regard to site history and operations, on June 19, 2015, the EPA provided a letter acknowledging the Company’s agreement to cooperate with the EPA, without admission of fault or liability, to address the sub-slab soil gas contamination at the Wallace Silversmiths de Puerto Rico manufacturing facility site. The Company’s cooperation will be pursuant to a negotiated Administrative Settlement Order on Consent (“Consent Order”) that will explicitly state that undertaking activities pursuant to the Consent Order will neither constitute nor be construed as an admission of liability. In return the EPA has advised the Company that it will be entitled to protection from contribution actions or claims as provided by Sections 113(f)(2) and 122(h)(4) of CERCLA for any work conducted pursuant to the Consent Order. Discussions with EPA regarding such work are ongoing and environmental consultants retained by the Company are in the process of reviewing site documentation to evaluate vapor intrusion mitigation options. The Company is unable to determine what, if any, additional requirements or potential liabilities will result from the EPA’s Remedial Investigation.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none such litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the company’s risk factors from those disclosed in the Company’s 2014 Annual Report on Form 10K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
June 1- June 30, 2015	8,962	$14.84	—	$6,771,467

(1)	8,962 shares were acquired in satisfaction of their exercise price by holders of employee stock options (granted under the 2000 Long-Term Incentive Plan) who exercised options.
(2)	On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended June 30, 2015.

Item 6. Exhibits

Exhibit No.

10.1	Form of Restricted Stock Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan

10.2	Form of Deferred Stock (Performance-Vesting) Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan

10.3	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 29, 2015, among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2015)

10.4	Lifetime Brands, Inc. Amended and Restated 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2015)

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 7, 2015
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 7, 2015
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)