Form 10-Q
period 2015-09-30
LIFETIME BRANDS, INC
filed 2015-11-06
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2015 was 14,025,721.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,279	$5,068
Accounts receivable, less allowances of $5,706 at September 30, 2015 and $6,663 at December 31, 2014	109,184	107,211
Inventory (Note A)	173,612	137,924
Prepaid expenses and other current assets	9,893	7,914

TOTAL CURRENT ASSETS	298,968	258,117

PROPERTY AND EQUIPMENT, net	25,501	26,801
INVESTMENTS (Note C)	24,360	28,155
INTANGIBLE ASSETS, net (Note D)	98,343	103,597
OTHER ASSETS	2,792	4,732

TOTAL ASSETS	$449,964	$421,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note E)	$20,000	$10,000
Short term loan (Note E)	—	765
Accounts payable	35,663	28,694
Accrued expenses	45,922	36,961
Deferred income taxes (Note I)	2,065	2,293
Income taxes payable (Note I)	—	5,156

TOTAL CURRENT LIABILITIES	103,650	83,869

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,087	20,160
DEFERRED INCOME TAXES (Note I)	1,951	1,485
REVOLVING CREDIT FACILITY (Note E)	118,798	92,655
CREDIT AGREEMENT TERM LOAN (Note E)	17,500	35,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 14,025,721 at September 30, 2015 and 13,712,081 at December 31, 2014	140	137
Paid-in capital	165,126	160,315
Retained earnings	37,326	37,703
Accumulated other comprehensive loss (Note L)	(14,614)	(9,922)

TOTAL STOCKHOLDERS’ EQUITY	187,978	188,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$449,964	$421,402

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$163,198	$162,244	$401,790	$395,976
Cost of sales	106,246	104,321	256,419	252,869

Gross margin	56,952	57,923	145,371	143,107
Distribution expenses	13,348	13,262	39,378	38,068
Selling, general and administrative expenses	33,842	32,849	99,389	98,456
Intangible asset impairment (Note D)	—	3,384	—	3,384
Restructuring expenses	—	—	—	125

Income from operations	9,762	8,428	6,604	3,074
Interest expense (Note E)	(1,454)	(1,698)	(4,344)	(4,760)
Financing expense	—	—	(154)	—
Loss on early retirement of debt	—	—	—	(319)

Income (loss) before income taxes and equity in earnings	8,308	6,730	2,106	(2,005)
Income tax provision (Note I)	(2,745)	(3,123)	(665)	(352)
Equity in losses, net of taxes (Note C)	(459)	(5,193)	(169)	(5,360)

NET INCOME (LOSS)	$5,104	$(1,586)	$1,272	$(7,717)

BASIC INCOME (LOSS) PER COMMON SHARE (NOTE H)	$0.37	$(0.12)	$0.09	$(0.57)

DILUTED INCOME (LOSS) PER COMMON SHARE (NOTE H)	$0.36	$(0.12)	$0.09	$(0.57)

Cash dividends declared per common share	$0.0425	$0.0375	$0.1175	$0.1125

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$5,104	$(1,586)	$1,272	$(7,717)
Other comprehensive income (loss), net of taxes:
Translation adjustment	(3,174)	(3,309)	(4,681)	(1,577)
Derivative fair value adjustment	(34)	73	(71)	39
Effect of retirement benefit obligations	20	7	60	21

Other comprehensive loss, net of taxes	(3,188)	(3,229)	(4,692)	(1,517)

Comprehensive income (loss)	$1,916	$(4,815)	$(3,420)	$(9,234)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$1,272	$(7,717)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	229	133
Depreciation and amortization	10,703	10,628
Amortization of financing costs	477	465
Deferred rent	511	(623)
Deferred income taxes	699	(212)
Stock compensation expense	2,314	2,133
Undistributed equity in losses, net	169	5,360
Intangible asset impairment	—	3,384
Loss on early retirement of debt	—	319
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(2,805)	587
Inventory	(36,422)	(37,479)
Prepaid expenses, other current assets and other assets	(642)	(1,889)
Accounts payable, accrued expenses and other liabilities	17,886	10,985
Income taxes payable	(5,822)	(7,535)

NET CASH USED IN OPERATING ACTIVITIES	(11,431)	(21,461)

INVESTING ACTIVITIES
Purchases of property and equipment	(4,190)	(4,340)
Kitchen Craft acquisition, net of cash acquired	—	(59,977)
Other acquisitions, net of cash acquired	—	(5,280)

NET CASH USED IN INVESTING ACTIVITIES	(4,190)	(69,597)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	213,625	206,193
Repayments of Revolving Credit Facility	(187,267)	(142,114)
Repayments of Senior Secured Term Loan	—	(20,625)
Proceeds from Credit Agreement Term Loan	—	50,000
Repayment of Credit Agreement Term Loan	(7,500)	(2,500)
Proceeds from Short Term Loan	37	1,168
Payments on Short Term Loan	(803)	(217)
Payment of financing costs	—	(1,375)
Proceeds from exercise of stock options	843	2,192
Cash dividends paid (Note K)	(1,557)	(1,517)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,378	91,205

Effect of foreign exchange on cash	(546)	(117)
INCREASE IN CASH AND CASH EQUIVALENTS	1,211	30

Cash and cash equivalents at beginning of period	5,068	4,947

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,279	$4,977

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2014 and 2013, net sales for the third and fourth quarters accounted for 60% and 61% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $313,000 and $219,000 for the three months ended September 30, 2015 and 2014, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

September 30, 2015

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

The components of inventory are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Finished goods	$170,215	$134,564
Work in process	1,761	1,887
Raw materials	1,636	1,473

Total	$173,612	$137,924

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

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The amendments to in this update should be applied prospectively to adjustments to provisional amounts that occur

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company does not expect that the adoption of the ASU will have a significant impact on its condensed consolidated financial statements.

In July, 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. This ASU is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU can be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted. The Company is currently determining its implementation approach and assessing the impact, if any, on the condensed consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and during August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU will be applied on a retrospective basis and early adoption is permitted. The Company’s adoption of this guidance will not have a material impact on the Company’s condensed consolidated financial position.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

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

In April 2015, the Company entered into a Deed of Variation and Settlement with the sellers of Kitchen Craft to amend the calculation and financial targets of the contingent consideration included in the share purchase agreement. The maximum undiscounted contingent consideration to be paid remains unchanged at £5.5 million. As a result of the amendment, in April 2015, a charge of £1.0 (approximately $1.5 million) was recorded in selling, general and administration expenses in the nine months ended September 30, 2015. As of September 30, 2015, the fair value of the amended contingent consideration is £3.2 million (approximately $4.8 million).

Kitchen Craft is the sponsor of a defined benefit pension plan (the “Plan”) for which service costs accrual ceased prior to the acquisition. Pursuant to the share purchase agreement, the Company and the sellers agreed to take action to settle the Plan’s obligation through the purchase of a group annuity contract (which has been completed), issue individual annuity contracts and terminate the Plan. There was no impact, nor is there any expected future impact, to the Company’s annual statement of operations in connection with the planned settlement of the Plan, which is expected to occur in 2015.

The Company’s results of operations for the three and nine months ended September 30, 2014 include the operations of Kitchen Craft for the period from January 15, 2014 to September 30, 2014. Kitchen Craft’s results of operations for the period from January 1, 2014 to January 14, 2014 were immaterial. For the nine months ended September 30, 2014, the Company’s results from operations reflect a $0.9 million charge in cost of sales for the increase in fair value of Kitchen Craft’s acquired inventory and a $0.9 million charge of related acquisition costs. Had these charges not been incurred, the reported net loss would have been $6.6 million for the nine months ended September 30, 2014 (basic and diluted loss per common share of $0.49).

NOTE C — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine month periods ended September 30, 2015 and 2014 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 17.01 and MXN 14.74 at September 30, 2015 and December 31, 2014, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 16.41 and MXN 13.11 during the three months ended September 30, 2015 and 2014, respectively, and MXN 14.94 to 16.41 and MXN 13.05 to 13.11 during the nine months ended September 30, 2015 and 2014, respectively. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $5.1 million and $1.3 million during the nine months ended September 30, 2015 and 2014, respectively (also see Note K). These translation effects are recorded in accumulated other comprehensive income (loss). Included in prepaid expenses and other current assets at December 31, 2014 are amounts due from Vasconia of $33,000.

A summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended September 30,
	2015		2014
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$42,759	$701,631	$45,635	$598,197
Gross profit	7,755	127,258	8,173	107,134
Income from operations	2,134	35,012	1,720	22,547
Net income	1,210	19,859	1,173	15,381

	Nine Months Ended September 30,
	2015		2014
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$139,748	$2,169,538	$137,348	$1,799,920
Gross Profit	27,838	431,333	24,989	327,454
Income from operations	8,742	135,210	5,697	74,628
Net Income	4,774	73,981	2,649	34,575

The Company recorded equity in earnings (losses) of Vasconia, net of taxes, of $(0.5) million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively and $(0.2) million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. Equity in losses for the three and nine months ended September 30, 2015 includes deferred tax expense of $0.8 million and $1.3 million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.

As of September 30, 2015 and December 31, 2014, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $31.5 million and $30.8 million, respectively. The carrying value of the Company’s investment in Vasconia was $24.0 million and $27.8 million as of September 30, 2015 and December 31, 2014, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s investment in GSI was $0 and therefore the Company has not recorded its share of equity in losses in the three and nine months ended September 30, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $5.5 million and $5.9 million, net of taxes, for the three and nine months ended September 30, 2014, respectively. The equity in losses, net of tax, for the three and nine months ended September 30, 2014, include a $5.2 million impairment charge recorded by the Company for the other-than-temporary impairment of its interest in GSI.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at September 30, 2015, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

NOTE D — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	$18,101	$—	$18,101	$18,101	$—	$18,101
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616

Finite-lived intangible assets:
Licenses	15,847	(8,349)	7,498	15,847	(8,007)	7,840
Trade names	29,724	(6,245)	23,479	29,768	(4,568)	25,200
Customer relationships	50,823	(9,793)	41,030	50,823	(6,754)	44,069
Other	1,202	(583)	619	1,202	(431)	771

Total	$123,313	$(24,970)	$98,343	$123,357	$(19,760)	$103,597

The Company performed its annual impairment test for its indefinite-lived trade names as of October 1, 2015. The Company elected to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s indefinite-lived trade names are less than the carrying values. The Company considered events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived trade names. Based on the qualitative assessment the Company determined it is not more likely than not that the fair values of the Company’s indefinite-lived trade names are less than the carrying values.

The October 1, 2014 impairment test involved a quantitative assessment of the fair market values of the Company’s indefinite-lived trade names based on Level 3 unobservable inputs, using a relief from royalty approach, assuming a discount rate of 14.0% to 15.5% and an average long term growth rate of 2.5% to 3%. In the three and nine month periods ended September 30, 2014, the Company recorded an impairment charge of $3.4 million, related to the

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Company’s home décor trade names. As part of this analysis of indefinite-lived trade names it was determined that certain of the Company’s trade names, previously estimated to contribute to cash flows indefinitely, have definite lives. Accordingly, these trade names were reclassified from indefinite-lived or unamortizable intangible assets to finite lived or amortizable intangible assets as of October 1, 2014. The remaining useful lives of these trade names is 10 to 15 years.

NOTE E — DEBT

Credit Agreement

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility of $50.0 million.

At September 30, 2015 and December 31, 2014, borrowings outstanding under the Revolving Credit Facility were $118.8 million and $92.7 million, respectively, and open letters of credit were $0.9 million and $2.3 million, respectively. At September 30, 2015, availability under the Revolving Credit Facility was approximately $55.3 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

As of September 30, 2015 and December 31, 2014, $37.5 million and $45.0 million, respectively, was outstanding under the Term Loan. In May 2015 the credit agreement was amended to provide for the prepayment of the Term Loan in 2016, in the amount of the greater of $10.0 million and an amount equal to 50% of the Company’s excess cash flow for the 2015 fiscal year.

Interest rates on outstanding borrowings at September 30, 2015 ranged from 2.125% to 4.6875%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.50 to 1.00 for each remaining fiscal quarter ending during 2015; 4.00 to 1.00 for each fiscal quarter ending March 31, June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Pursuant to the Credit Agreement, as of September 30, 2015, the maximum additional permitted indebtedness other than certain subordinated indebtedness was $41.9 million. The Company was in compliance with the financial covenants of the Credit Agreement at September 30, 2015.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At September 30, 2015, there was no outstanding balance under the HSBC Facility.

NOTE F — DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional amount of $21.4 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive income (loss).

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional amount of foreign exchange contracts at September 30, 2015 was $12.1 million. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in earnings immediately.

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

		Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2015	December 31, 2014

Interest rate swaps	Deferred rent & other long-term liability	$148	$32

		Assets
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2015	December 31, 2014

Foreign exchange contracts	Prepaid expenses and other current assets	$278	$—

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

The fair value of the derivatives have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
Derivatives designated as hedging instruments	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest rate swaps	$(34)	$73	$(71)	$39

No amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified to interest expense in the next twelve months.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows (in thousands):

Derivatives not designated as hedging instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

Foreign exchange contracts	Selling, general and administrative expense	$161	$500	$283	$76

NOTE G — STOCK COMPENSATION

On June 10, 2015, the stockholders of the Company approved the Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”). The Plan revised the terms and conditions of the 2000 Long-Term Incentive Plan to increase the shares available for grant under the plan by 650,000 shares, permit certain awards under the Plan to continue to qualify for the exemption from the $1.0 million deduction limit under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and include and clarify several features that promote good governance.

At September 30, 2015, there were 656,210 shares available for awards that could be granted under the Company’s Amended and Restated 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Option Awards

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2015 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2015	2,326,627	$14.19
Grants	29,600	15.23
Exercises	(110,375)	8.84
Cancellations	(30,750)	15.62
Expirations	(23,900)	27.23

Options outstanding, September 30, 2015	2,191,202	14.31	5.3	$4,798,000

Options exercisable, September 30, 2015	1,670,910	$13.82	4.5	$4,422,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2015. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2015 and the exercise price.

The total intrinsic value of stock options exercised for the nine months ended September 30, 2015 and 2014 was $639,000 and $3.0 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at September 30, 2015, before the effect of income taxes, was $3.4 million and is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2015 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Nonvested restricted shares, January 1, 2015	26,511	$15.86
Grants	95,073	14.84
Vested	(24,649)	15.97

Nonvested restricted shares, September 30, 2015	96,935	$14.84

Total unrecognized compensation expense remaining	$1,193,000
Weighted-average years expected to be recognized over	2.8

The total fair value of restricted stock that vested during the nine months ended September 30, 2015 was $374,000.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Performance shares

During the nine months ended September 30, 2015, awards for performance shares were granted under the Plan. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by December 31, 2017, as determined by the Compensation Committee. The shares are subject to the terms and conditions of the Plan.

A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2015 is as follows:

	Performance- based awards	Weighted- average grant date fair value
Nonvested performance-based awards, January 1, 2015	—	$—
Grants (at target)	66,650	14.84

Nonvested performance-based awards, September 30, 2015	66,650	$14.84

Total unrecognized compensation expense remaining	$831,000
Weighted-average years expected to be recognized over	2.3

The Company recognized total stock compensation expense of $0.8 million for the three months ended September 30, 2015, of which $0.5 million represents stock option compensation expense and $0.3 million represents restricted stock and performance based compensation expense. For the nine months ended September 30, 2015 the Company recognized total stock compensation expense of $2.3 million, of which $1.7 million represents stock option compensation expense, $0.5 million represents restricted stock and performance based stock compensation expense and $53,000 represents stock awards granted in 2015. Total stock compensation expense for the three and nine months ended September 30, 2014 was $680,000 and $2.1 million, respectively, of which $0.6 million and $1.9 million, respectively, represents stock option compensation expense, and $83,000 and $0.2 million, respectively, represents restricted stock compensation expense.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

NOTE H — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the three and nine month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Net income (loss) – basic and diluted	$5,104	$(1,586)	$1,272	$(7,717)

Weighted-average shares outstanding – basic	13,912	13,619	13,824	13,460
Effect of dilutive securities:
Stock options and restricted stock	395	—	418	—

Weighted-average shares outstanding – diluted	14,307	13,619	14,242	13,460

Basic income (loss) per common share	$0.37	$(0.12)	$0.09	$(0.57)

Diluted income (loss) per common share	$0.36	$(0.12)	$0.09	$(0.57)

The computation of diluted income (loss) per common share for the three months ended September 30, 2015 excludes options to purchase 682,900 shares. The computation of diluted income (loss) per common share for the three months ended September 30, 2014 excludes options to purchase 2,377,519 shares. The computation of diluted income (loss) per common share for the nine months ended September 30, 2015 excludes options to purchase 1,732,076 shares. The computation of diluted income (loss) per common share for the nine months ended September 30, 2014 excludes options to purchase 2,443,481 shares. These shares were excluded due to their antidilutive effects.

NOTE I — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at September 30, 2015 is a gross liability of tax and interest of $209,000. The Company believes that $57,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2011. At September 30, 2015, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2011 through 2014.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and nine months ended September 30, 2015 and 2014.

NOTE J — BUSINESS SEGMENTS

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net sales
U.S. Wholesale	$130,588	$125,341	$311,710	$296,155
International	28,812	33,247	76,641	87,969
Retail Direct	3,798	3,656	13,439	11,852

Total net sales	$163,198	$162,244	$401,790	$395,976

Income (loss) from operations
U.S. Wholesale	$13,464	$9,919	$20,094	$13,096
International	608	2,141	(3,060)	1,226
Retail Direct	(377)	(372)	(784)	(1,088)
Unallocated corporate expenses	(3,933)	(3,260)	(9,646)	(10,160)

Total income from operations	$9,762	$8,428	$6,604	$3,074

Depreciation and amortization
U.S. Wholesale	$2,164	$1,888	$6,609	$6,409
International	1,312	1,373	3,982	4,054
Retail Direct	34	38	112	165

Total depreciation and amortization	$3,510	$3,299	$10,703	$10,628

	September 30,	December 31,
	2015	2014
	(in thousands)
Assets
U.S. Wholesale	$326,290	$287,744
International	116,995	128,055
Retail Direct	400	535
Unallocated/ Corporate/ Other	6,279	5,068

Total assets	$449,964	$421,402

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

NOTE K — CONTINGENCIES

Wallace Silversmiths de Puerto Rico, Ltd. (“WSPR”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) including a proposed plan for the cleanup remedy with respect to one of two operable units, or subsections, of the Site. The report includes four remedial alternatives, which range from a “no action” alternative to excavation and offsite disposal/ in-situ treatments with an estimated capital cost of $12.9 million plus an additional $0.6 million in operating costs. The EPA’s preferred remedy includes soil vapor extraction and dual phase extraction/ in-situ treatment as well as vapor intrusion mitigation with estimated capital costs of $5.4 million plus maintenance cost of $1.8 million, with the remedial action objectives set to be met in 10 years. The Site is in the early stage of the cleanup process and although the EPA has undertaken a RI/FS, no remedy has been selected at this time. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after EPA had discovered the contamination in the local water supply. EPA has also issued notices of potential liability to numerous other entities affiliated with the Site, which used the contaminants of concern.

Accordingly, based on the above uncertainties and variables, it is not possible at this time for the Company to estimate its share of liability, if any, related to this matter. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

NOTE L — OTHER

Cash dividends

Dividends declared in the nine months ended September 30, 2015 are as follows:

Dividend per share	Date declared	Date of record	Payment date

$0.0375	March 4, 2015	May 1, 2015	May 15, 2015
$0.0375	June 10, 2015	July 31, 2015	August 14, 2015
$0.0425	August 4, 2015	October 30, 2015	November 13, 2015

On February 13, May 15, 2015 and August 14, 2015 the Company paid cash dividends of $514,000, $520,000 and $523,000, respectively. In the three months ended September 30, 2015, the Company reduced retained earnings for the accrual of $596,000 relating to the dividend payable on November 13, 2015.

On November 3, 2015, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on February 15, 2016 to shareholders of record on February 1, 2016.

Supplemental cash flow information

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,636	$3,664
Cash paid for taxes	6,883	4,771

Non-cash investing activities:
Translation adjustment	$4,681	$1,577

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(9,187)	$(1,212)	$(7,680)	$(2,944)
Translation loss during period	(3,174)	(3,309)	(4,681)	(1,577)

Balance at end of period	$(12,361)	$(4,521)	$(12,361)	$(4,521)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$(55)	$(65)	$(18)	$(31)
Derivative fair value adjustment, net of taxes of $22 and $49 for the three months ended September 30, 2015 and 2014, respectively, and $47 and $26 for the nine months ended September 30, 2015 and 2014, respectively.	(34)	73	(71)	39

Balance at end of period	$(89)	$8	$(89)	$8

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(2,184)	$(731)	$(2,224)	$(745)
Amounts reclassified from accumulated other comprehensive loss: (1)

Amortization of actuarial losses, net of taxes of $13 and $5 for the three months ended September 30, 2015 and 2014, respectively, and $40 and $14 for the nine months ended September 30, 2015 and 2014, respectively.	20	7	60	21

Balance at end of period	$(2,164)	$(724)	$(2,164)	$(724)

Total accumulated other comprehensive loss at end of period	$(14,614)	$(5,237)	$(14,614)	$(5,237)

(1)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2015 and 2014, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management.

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

November 6, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries), contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “seeks,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

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

BUSINESS SEGMENTS

The Company operates in three reportable segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment, is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S.. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff®, Mikasa®, Fred® and Friends, Built NY® and Lifetime Sterling® Internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of September 30, 2015, Vasconia’s Board of Directors is comprised of ten members of whom the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting. As of September 30, 2015 the carrying value of the Company’s investment in GSI was $0 and therefore the Company has not recorded its share of equity in losses for the three and nine months ended September 30, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $5.5 million and $5.9 million, net of taxes, for the three and nine months ended September 30, 2014.

Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of September 30, 2015, GSI’s Board of Directors is comprised of six members (including two independent members) of which three have been designated by the Company (including one independent member).

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1	64.3	63.8	63.9

Gross margin	34.9	35.7	36.2	36.1
Distribution expenses	8.2	8.2	9.8	9.6
Selling, general and administrative expenses	20.7	20.2	24.7	24.8
Intangible asset impairment	—	2.1	—	0.9
Restructuring expenses	—	—	—	—

Income from operations	6.0	5.2	1.7	0.8
Interest expense	(0.9)	(1.0)	(1.1)	(1.2)
Financing expense	—	—	—	—
Loss on early retirement of debt	—	—	—	(0.1)

Income (loss) before income taxes and equity in earnings	5.1	4.2	0.6	(0.5)
Income tax provision	(1.7)	(1.9)	(0.2)	(0.1)
Equity in losses, net of taxes	(0.3)	(3.2)	—	(1.4)

Net income (loss)	3.1%	(0.9)%	0.4%	(2.0)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED

SEPTEMBER 30, 2014

Net Sales

Net sales for the three months ended September 30, 2015 were $163.2 million, an increase of $1.0 million, or 0.6%, as compared to net sales of $162.2 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale segment for the three months ended September 30, 2015 were $130.6 million, an increase of $5.3 million, or 4.2%, as compared to net sales of $125.3 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $71.2 million for the three months ended September 30, 2015, an increase of $0.8 million, or 1.1%, as compared to $70.4 million for the corresponding period in 2014. The increase in the U.S. Wholesale Kitchenware product category was primarily due to an increase in cutlery and novelty kitchenware sales volume, partially offset by a decline in tools and gadgets sales.

Net sales for the U.S. Wholesale segment’s Tableware product category were $40.3 million for the three months ended September 30, 2015, an increase of $1.0 million, or 2.5%, as compared to $39.3 million for the corresponding period in 2014. The increase in the U.S. Wholesale Tableware product category was attributable to an increase in luxury tableware and flatware on growth from new customers and warehouse club programs, partially offset by a decrease in housewares sales.

Net sales for U.S. Wholesale segment’s Home Solutions product category were $19.1 million for the three months ended September 30, 2015, an increase of $3.5 million, or 22.4%, as compared to $15.6 million for the three months ended September 30, 2014. The increase in the U.S. Wholesale Home Solutions product category reflects an increase in pantryware and Built NY sales on growth from warehouse club programs and an increase in home décor sales from programs at drug store chains.

Net sales for the International segment were $28.8 million for the three months ended September 30, 2015, a decrease of $4.4 million, as compared to net sales of $33.2 million for the corresponding period in 2014. In local currency, net sales decreased approximately 3.4%. The decrease was primarily due to a decline in tableware sales with certain customers.

Net sales for the Retail Direct segment were $3.8 million for the three months ended September 30, 2015, an increase of $0.1 million, as compared to net sales of $3.7 million for the corresponding period in 2014. The increase was primarily attributable to an increase in sales from the Mikasa® Internet website.

Gross margin

Gross margin for the three months ended September 30, 2015 was $57.0 million, or 34.9%, as compared to $57.9 million, or 35.7%, for the corresponding period in 2014.

Gross margin for the U.S. Wholesale segment was $44.8 million, or 34.3%, for the three months ended September 30, 2015, as compared to $43.7 million, or 34.9%, for the corresponding period in 2014. Gross margin may be expected to fluctuate from period to period based on a number of factors, including product and customer mix. A decrease in margin in the Kitchenware and Home Solutions product categories were partially offset by an increase in margin in the Tableware product category.

Gross margin for the International segment was $9.6 million, or 33.2%, for the three months ended September 30, 2015, as compared to $11.7 million, or 35.2%, for the corresponding period in 2014. The decrease in margin was a result of the strengthened U.S. Dollar against the Pound Sterling, as well as the weakened Euro against the Pound Sterling during the quarter.

Gross margin for the Retail Direct segment was $2.6 million, or 69.2%, for the three months ended September 30, 2015, as compared to $2.5 million, or 69.3%, for the corresponding period in 2014. The decrease in gross margin in the Retail Direct segment reflects increased promotional activities.

Distribution expenses

Distribution expenses were $13.3 million for the three months ended September 30, 2015 and 2014. Distribution expenses as a percentage of net sales were 8.2% for the three months ended September 30, 2015 and 2014.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 7.1% and 7.4% for the three months ended September 30, 2015 and 2014, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 8.4% for the three months ended September 30, 2015 and 8.8% for the three months ended September 30, 2014. The decreases reflect the effect of an increase in sales shipped from the Company’s warehouses, offsetting an increase in labor costs related to smaller case pack shipments.

Distribution expenses as a percentage of net sales for the International segment were approximately 10.1% and 8.7% for the three months ended September 30, 2015 and 2014, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses was 12.8% and 10.8% for the three months ended September 30, 2015 and 2014, respectively. The change reflects the decrease in sales volume and an increase in drop ship volume.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 32.6% and 29.7% for the three months ended September 30, 2015 and 2014, respectively. The increase in expenses is due to an increase in carrier rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 were $33.8 million, an increase of $1.0 million, or 3.0%, as compared to $32.8 million for the corresponding period in 2014.

Selling, general and administrative expenses for the three months ended September 30, 2015, for the U.S. Wholesale segment were $22.1 million, an increase of $1.0 million, or 4.7%, from $21.1 million for the corresponding period in 2014. The increase is attributable to expenses related to the Company’s export operations, which began in the later part of 2014, and the timing of short term incentive compensation expense offset by cost saving initiatives. As a percentage of net sales, selling, general and administrative expenses were 16.9% and 16.8% for the three months ended September 30, 2015 and 2014, respectively.

Selling, general and administrative expenses for the three months ended September 30, 2015 for the International segment were $6.1 million, a decrease of $0.5 million, from $6.6 million for the corresponding period in 2014. The decrease in expenses is primarily due to the weakness of the Pound Sterling against the U.S. Dollar in the three months ended September 30, 2015.

Selling, general and administrative expenses for the Retail Direct segment were $1.7 million for the three months ended September 30, 2015, as compared to $1.8 million for the three months ended September 30, 2014.

Unallocated corporate expenses for the three months ended September 30, 2015 were $3.9 million as compared to $3.3 million for the corresponding period in 2014. The increase was primarily attributable to an increase in employee and professional fees.

Intangible asset impairment

The Company recorded an impairment charge of $3.4 million, related to the home décor products category brands in the three months ended September 30, 2014. There were no impairment charges recorded in the three months ended September 30, 2015.

Interest expense

Interest expense for the three months ended September 30, 2015 was $1.5 million, a decrease of $0.2 million, from $1.7 million for the three months ended September 30, 2014. The decrease in expense is attributable to scheduled repayments of the Company’s Term Loan.

Income tax provision

The income tax provision for the three months ended September 30, 2015 was $2.7 million as compared to $3.1 million for the corresponding period in 2014. The Company’s effective tax rate for the three months ended September 30, 2015 was 33.0% as compared to 46.4% for the corresponding 2014 period. The lower effective tax rate for the three months ended September 30, 2015 is due to the reduction of discrete items from the prior year.

Equity in earnings (losses)

Equity in earnings (losses) of Vasconia, net of taxes, was a loss of $(0.5) million, net of tax, for the three months ended September 30, 2015, as compared to earnings of $0.3 million, net of tax, for the three months ended September 30, 2014. Equity in losses for the three months ended September 30, 2015 includes a deferred tax expense of $0.8 million due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Excluding the impact of currency translation losses, equity in earnings (losses) of Vasconia was earnings of $0.3 million for the three months ended September 30, 2015. Vasconia reported income from operations of $2.1 million for the three months ended September 30, 2015, as compared to a $1.7 million for the three months ended September 30, 2014.

As described above, the Company’s investment in GSI was $0 as of September 30, 2015. The Company has not recorded its share of equity in losses for the three months ended September 30, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $5.5 million, net of tax, for the three months ended September 30, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE NINE MONTHS ENDED

SEPTEMBER 30, 2014

Net Sales

Net sales for the nine months ended September 30, 2015 were $401.8 million, an increase of $5.8 million, or 1.5%, as compared to net sales of $396.0 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale segment for the nine months ended September 30, 2015 were $311.7 million, an increase of $15.5 million, or 5.2%, as compared to net sales of $296.2 million for the corresponding period in 2014.

Net sales for the U.S. Wholesale’s Kitchenware product category were $180.4 million for the nine months ended September 30, 2015, an increase of $5.6 million, or 3.2%, as compared to $174.8 million for the corresponding period in 2014. The increase in the U.S. Wholesale’s Kitchenware product category was primarily attributable to an increase in cutlery, bakeware and novelty kitchenware sales volume, partially offset by a decline in tools and gadgets.

Net sales for the U.S. Wholesale’s Tableware product category were $87.7 million for the nine months ended September 30, 2015, an increase of $5.5 million, or 6.7%, as compared to $82.2 million for the corresponding period in 2014. The Tableware product category sales increase was primarily attributable to an increase in all categories on growth from warehouse club programs.

Net sales for the U.S. Wholesale’s Home Solutions product category were $43.6 million for the nine months ended September 30, 2015, an increase of $4.4 million, or 11.2%, as compared to $39.2 million for the corresponding period in 2014. The increase in the Home Solutions product category reflects an increase in pantryware and Built NY sales on growth from warehouse club programs and an increase in home décor sales from programs at drug store chains.

Net sales for the International segment for the nine months ended September 30, 2015 were $76.6 million, a decrease of $11.4 million, as compared to net sales of $88.0 million for the corresponding period in 2014. In local currency, net sales decreased approximately 2.4%. The decrease is due in part to a decline in export sales of kitchenware products, as a result of the weakness in the European economy, as well as a decline in tableware sales with certain customers.

Net sales for the Retail Direct segment for the nine months ended September 30, 2015 were $13.4 million, an increase of $1.7 million, or 14.4%, as compared to $11.8 million for the corresponding period in 2014. The increase was primarily attributable to increases in sales from the Mikasa® and Pfaltzgraff® Internet websites.

Gross margin

Gross margin for the nine months ended September 30, 2015 was $145.4 million, or 36.2%, as compared to $143.1 million, or 36.1%, for the corresponding period in 2014.

Gross margin for the U.S. Wholesale segment was $110.4 million, or 35.4% for the nine months ended September 30, 2015, as compared to $104.3 million, or 35.2%, for the corresponding period in 2014. The increase in gross margin for the U.S. Wholesale segment reflects a change in product and customer mix.

Gross margin for the International segment was $25.8 million, or 33.7%, for the nine months ended September 30, 2015, as compared to $30.6 million, or 34.8%, for the corresponding period in 2014. The decrease in gross margin in the International segment is a result of the strengthened U.S. Dollar against the Pound Sterling as well as the weakened Euro against the Pound Sterling during the period.

Gross margin for the Retail Direct segment was $9.2 million, or 67.9%, for the nine months ended September 30, 2015, as compared to $8.2 million, or 69.4%, for the corresponding period in 2014. The decrease in gross margin in the Retail Direct segment reflects increased promotional activities.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2015 were $39.4 million as compared to $38.1 million for the corresponding period in 2014. Distribution expenses as a percentage of net sales were 9.8% and 9.6% for the nine months ended September 30, 2015 and 2014, respectively.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 8.7% and 8.8% for the nine months ended September 30, 2015 and 2014, respectively. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the U.S. Wholesale segment were 9.7% and 9.8% for the nine months ended September 30, 2015 and 2014, respectively. Sales shipped from the Company’s warehouses increased and offset an increase in labor costs related to smaller case pack shipments.

Distribution expenses as a percentage of net sales for the International segment were approximately 10.7% for the nine months ended September 30, 2015 as compared to 9.7% for the corresponding period in 2014. As a percentage of sales shipped from the Company’s U.K. warehouses, distribution expenses for the International segment were 12.7% and 11.9% for the nine months ended September 30, 2015 and 2014, respectively. The change reflects the decrease in sales volume and an increase in labor costs and warehouse expenses.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 31.6% and 29.4% for the nine months ended September 30, 2015 and 2014, respectively. The increase in expense reflects an increase in carrier rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 were $99.4 million, an increase of $0.9 million, or 0.9%, as compared to $98.5 million for the corresponding period in 2014.

Selling, general and administrative expenses for the nine months ended September 30, 2015 for the U.S. Wholesale segment were $63.3 million, an increase of $1.7 million, or 2.8%, as compared to $61.6 million for the corresponding period in 2014. The increase is attributable to higher employee related expenses, including healthcare costs, the Company’s export operation, which began in the latter part of 2014, and foreign currency transaction losses. As a percentage of net sales, selling, general and administrative expenses decreased to 20.3% for the nine months ended September 30, 2015 compared to 20.8% for the corresponding period in 2014.

Selling, general and administrative expenses for the nine months ended September 30, 2015 for the International segment were $20.7 million, a decrease of $0.2 million, or 1.0%, as compared to $20.9 million for the corresponding period in 2014. The decrease was attributable to the weakness of the Pound Sterling against the U.S. Dollar in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, offset by the change in fair value of contingent consideration attributable to the Kitchen Craft acquisition.

Selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 for the Retail Direct segment were $5.7 million and $5.8 million, respectively.

Unallocated corporate expenses for the nine months ended September 30, 2015 and 2014 were $9.7 million and $10.2 million, respectively. The decrease was primarily attributable to a decrease in acquisition related fees and the reimbursement of expenses incurred for an acquisition not completed.

Intangible asset impairment

The Company recorded an impairment charge of $3.4 million, related to the Company’s home décor products during the nine months ended September 30, 2014. There were no impairment charges recorded in the nine months ended September 30, 2015.

Restructuring expenses

Restructuring expense for the nine months ended September 30, 2014 was $0.1 million. The restructuring expenses resulted from the consolidation of the Company’s customer service and call center functions which resulted in the elimination of certain employee positions.

Interest expense

Interest expense for the nine months ended September 30, 2015 was $4.3 million as compared to $4.8 million for the corresponding period in 2014. The decrease in expense is attributable to scheduled repayments of the Company’s Term Loan.

Financing expense

During the nine months ended September 30, 2015, the Company wrote off $0.2 million of expenses related to a proposed refinancing of indebtedness that was not completed. The Company did not incur financing expenses during the nine months ended September 30, 2014.

Loss on early retirement of debt

In January 2014, the Company repaid the Senior Secured Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax provision

The income tax provision for the nine months ended September 30, 2015 was $0.7 million as compared to $0.4 million for the corresponding period in 2014. The Company’s effective tax rate for the nine months ended September 30, 2015 was 31.6% as compared to (17.6)% for the 2014 period. The Company’s effective tax rate for the nine months ended September 30, 2015 reflects the reduction of an uncertain tax position and a reduction of deferred tax assets due to state tax rate changes.

Equity in earnings (losses)

Equity in earnings (losses) of Vasconia, net of taxes, was a loss of $(0.2) million for the nine months ended September 30, 2015 and earnings of $0.6 million for the nine months ended September 30, 2014. Equity in earnings (losses) for the nine months ended September 30, 2015 includes a deferred tax expense of $1.3 million due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Excluding the impact of currency translation losses, equity in earnings (losses) was earnings of $1.2 million in the nine months ended September 30, 2015. Vasconia reported income from operations of $8.7 million and $5.7 million for the nine months ended September 30, 2015 and 2014, respectively, and net income of $4.8 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.

As described above, the Company’s investment in GSI was $0 as of September 30, 2015. The Company did not record its share of equity in losses for the nine months ended September 30, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. The Company recorded equity in losses of GSI of $5.9 million (including a charge of $5.2 million, net of tax, for the reduction in the fair value of the Company’s investment in GSI) net of tax, for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At September 30, 2015, the Company had cash and cash equivalents of $6.3 million compared to $5.1 million at December 31, 2014. Working capital was $195.3 million at September 30, 2015 compared to $174.2 million at December 31, 2014. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Credit Agreement), was $48.2 million.

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility of $50.0 million.

At September 30, 2015, borrowings outstanding under the Revolving Credit Facility were $118.8 million and open letters of credit were $0.9 million. At September 30, 2015, availability under the Revolving Credit Facility was approximately $55.3 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

As of September 30, 2015 and December 31, 2014, $37.5 million and $45.0 million, respectively, were outstanding under the Term Loan. In May 2015 the credit agreement was amended to provide for the prepayment of the Term Loan in 2016, in the amount of the greater of $10.0 million and an amount equal to 50% of the Company’s excess cash flow for the 2015 fiscal year.

Interest rates on outstanding borrowings at September 30, 2015 ranged from 2.125% to 4.6875%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.50 to 1.00 for each remaining fiscal quarter ending during 2015; 4.00 to 1.00 for each fiscal quarter ending March 31, June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

As of September 30, 2015, the Company’s Senior Leverage Ratio was 3.75 to 1.00.

Pursuant to the Credit Agreement, as of September 30, 2015 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $41.9 million. The Company was in compliance with the financial covenants of the Credit Agreement at September 30, 2015.

Covenant Calculations

Consolidated EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s Consolidated EBITDA for the last four fiscal quarters:

Consolidated EBITDA for the Four Quarters Ended September 30, 2015
(in thousands)

Three months ended September 30, 2015	$14,089
Three months ended June 30, 2015	4,388
Three months ended March 31, 2015	2,519
Three months ended December 31, 2014	20,918

Total for the four quarters	$41,914

Capital expenditures for the nine months ended September 30, 2015 were $4.2 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income, as reported, to Consolidated EBITDA, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Net income (loss) as reported	$5,104	$(1,586)	$1,272	$(7,717)
Subtract out:
Undistributed equity in losses, net	459	5,193	169	5,360
Add back:
Income tax provision	2,745	3,123	665	352
Interest expense	1,454	1,698	4,344	4,760
Financing expense	—	—	154	—
Loss on early retirement of debt	—	—	—	319
Intangible asset impairment	—	3,384	—	3,384
Depreciation and amortization	3,510	3,299	10,703	10,628
Stock compensation expense	791	694	2,314	2,133
Contingent consideration	—	665	1,692	665
Permitted acquisition related expenses, net of recovery	26	—	(317)	1,615
Restructuring expenses	—	—	—	125

Consolidated EBITDA	$14,089	$16,470	$20,996	$21,624

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At September 30, 2015, there was no outstanding balance under the HSBC Facility.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $21.4 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

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

Operating activities

Net cash used in operating activities was $11.4 million for the nine months ended September 30, 2015 as compared to $21.5 million for the corresponding 2014 period. The decrease in cash used in operating activities was primarily due to a decrease in payments of accrued expenses and accounts payable in the 2015 period, as compared to the 2014 period.

Investing activities

Net cash used in investing activities was $4.2 million and $69.6 million for the nine months ended September 30, 2015 and 2014, respectively. The amount for 2014 primarily related to the acquisition of Kitchen Craft.

Financing activities

Net cash provided by financing activities was $17.4 million for the nine months ended September 30, 2015 as compared to $91.2 million for the corresponding 2014 period. The proceeds from the 2014 borrowings were principally used to finance the acquisition of Kitchen Craft.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

During the three and nine months ended September 30, 2015, the Company entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional amounts of foreign currency contracts at September 30, 2015 were $12.1 million. These contracts do not offset the Company’s exposure to counterparty credit risk for non-performance. The Company mitigates its exposure to counterparty credit risk by dealing with counterparties who are international financial institutions with investment grade credit ratings. The Company believes that the risk of incurring credit risk losses is remote.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2015, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

In January 2014, the Company acquired 100% of the share capital of Kitchen Craft. The Company is in the process of integrating policies, processes, people, technology and operations of Kitchen Craft with those of the Company and is evaluating and will continue to evaluate the impact of any changes to internal control over financial reporting. The Company will include Kitchen Craft in its assessment of internal control over financial reporting as of December 31, 2015.

Except for any changes in internal controls related to the integration of Kitchen Craft into the post-acquisition combined company, during the quarter ended on September 30, 2015, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Wallace Silversmiths de Puerto Rico, Ltd. (“WSPR”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) including a proposed plan for the cleanup remedy with respect to one of two operable units, or subsections, of the Site. The report includes four remedial alternatives, which range from a “no action” alternative to excavation and offsite disposal/ in-situ treatments with an estimated capital cost of $12.9 million plus an additional $0.6 million in operating costs. The EPA’s preferred remedy includes soil vapor extraction and dual phase extraction/ in-situ treatment as well as vapor intrusion mitigation with estimated capital costs of $5.4 million plus maintenance cost of $1.8 million, with the remedial action objectives set to be met in 10 years. The Site is in the early stage of the cleanup process and although the EPA has undertaken a RI/FS, no remedy has been selected at this time. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after EPA had discovered the contamination in the local water supply. EPA has also issued notices of potential liability to numerous other entities affiliated with the Site, which used the contaminants of concern.

Accordingly, based on the above uncertainties and variables, it is not possible at this time for the Company to estimate its share of liability, if any, related to this matter. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	November 6, 2015
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 6, 2015
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)