Form 10-K
period 2015-12-31
LIFETIME BRANDS, INC
filed 2016-03-14
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 11,093,655 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $163,853,284. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of February 29, 2016 was 14,030,645.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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

PART I

Item 1. Business

OVERVIEW

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company, or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumer purchases of moderately priced kitchenware, tableware and housewares, are sold through virtually every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (including through their Internet websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own Internet websites. At the heart of the Company is a culture of innovation. The Company brought over 5,500 new or redesigned products to market in 2015 and expects to introduce approximately 5,500 new or redesigned products in 2016. Historically, new products generally reach their peak sales in 12 to 18 months following introduction.

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

The Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States. The Company has two wholly-owned businesses based in the United Kingdom (“U.K”). One is Kitchen Craft, acquired in 2014, a leading supplier of kitchenware products and accessories in the U.K. and in over 70 countries. The other is Creative Tops, acquired in 2011, a supplier of private label and branded tableware (including La Cafetière and Randwyck brands, acquired in 2014) products in the U.K. other countries in Europe. The Company also has a subsidiary in China to supply kitchenware and tableware products to the market and a subsidiary based in Hong Kong to facility the sale of its products to other parts of Asia and smaller markets elsewhere in the world. The Company has a presence in Mexico and other parts of Latin America (excluding Brazil) through its 30% equity interest in Grupo Vasconia, S.A.B. (“Vasconia”), a housewares company and aluminum manufacturer based in Mexico; a presence in Brazil through a 40% equity interest in GS Internacional S/A (“GSI”) a wholesale distributor of branded housewares products in Brazil; and a strategic alliance with a Canadian company to distribute many of the Company’s products in Canada.

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

The Company is a Delaware corporation, incorporated on December 22, 1983.

The Company’s top brands and their respective product categories are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed*	Kitchenware
Mikasa®	Owned	Tableware and Home Solutions
KitchenAid®	Licensed	Kitchenware
KitchenCraft®	Owned	Kitchenware
Pfaltzgraff®	Owned	Tableware and Home Solutions
Sabatier®	Licensed	Kitchenware
Kamenstein®	Owned	Home Solutions
masterclass®	Owned	Kitchenware
Fred®	Owned	Kitchenware
Towle®	Owned	Tableware
Built®	Owned	Home Solutions

*	The Company has a royalty free license to utilize the Farberware® brand for kitchenware and tableware products for a term that expires in 2195, subject to earlier termination under certain circumstances.

With the exception of the Company’s sterling silver products, the Company sources almost all of its products from suppliers located outside the United States, primarily in the People’s Republic of China. The Company manufactures its sterling silver products at a leased facility in San Germán, Puerto Rico and fills canisters with spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

BUSINESS SEGMENTS

The Company’s segments include three categories, U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment includes the domestic operations of the Company’s primary business that designs, markets and distributes its products to retailers and distributors. Certain business operations conducted outside the U.S. are included in the International segment. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products through its Pfaltzgraff, Mikasa, Built NY, Fred & Friends and Lifetime Sterling internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations.

Additional information regarding the Company’s reportable segments is included in Note J of the Notes to the Consolidated Financial Statements included in Item 15.

CUSTOMERS

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers and Internet retailers.

The Company’s products are sold globally to a diverse customer base including mass merchants (such as Walmart and Target), specialty stores (such as Bed Bath & Beyond and Dunelm), national chains (such as Kohl’s and JCPenney), department stores (such as Macy’s and Bon-Ton), warehouse clubs (such as Costco and Sam’s Club), supermarkets (such as Stop & Shop, Meijer, Winn-Dixie, Tesco and Sainsbury’s), off-price retailers (such as TJX Companies, Ross Stores and Big Lots), home and garden centers (such as TrueValue, ACE Hardware Stores and Wyevale) and Internet retailers (such as Amazon). The Company also does business with independent retailers, including through business-to-business Internet sites aimed at independent retailers.

The Company also operates its own consumer Internet sites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly from the Company.

During the years ended December 31, 2015, 2014 and 2013, Wal-Mart Stores, Inc., including Sam’s Club and Asda Superstore, (“Walmart”), accounted for 16%, 16% and 15% of consolidated net sales, respectively. No other customer accounted for 10% or more of the Company’s net sales during these periods.

DISTRIBUTION

The Company sells its products directly to retailers and, to a lesser extent, to distributors. The Company also sells a limited quantity of the Company’s products to individual consumers and smaller retailers through its own Internet sites. The Company operates distribution centers at the following locations:

Location	Size (square feet)
Fontana, California	753,000
Robbinsville, New Jersey	700,000
Birmingham, England	204,000
Winchendon, Massachusetts	175,000
Corby, England	121,000
Medford, Massachusetts	5,590

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

DESIGN AND INNOVATION

At the heart of the Company is a culture of innovation and new product development. The Company’s in-house design and development teams currently consist of 122 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.

SOURCES OF SUPPLY

The Company sources its products from hundreds of suppliers. Most of the Company’s suppliers are located in the People’s Republic of China. The Company also sources products from suppliers in Hong Kong, the United States, the United Kingdom, Vietnam, Malaysia, Indonesia, India, Slovakia, Canada, Czech Republic, Taiwan, Mexico, France, Poland, Italy, Japan, American Samoa, Brazil, Korea, Thailand, Portugal, Slovenia, Portugal, Germany, Netherlands, Belgium and Israel. The Company orders products substantially in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.

MANUFACTURING

The Company manufactures its sterling silver products at its leased manufacturing facility in San Germán, Puerto Rico and fills jars and other canisters with spices and assembles spice racks at the Company’s owned Winchendon, Massachusetts distribution facility. The Company does not manufacture any of its other products.

COMPETITION

The markets for kitchenware, tableware and other products used in the home including home décor products are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products to retailers are innovative products, brand, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability and selling price.

PATENTS

The Company owns approximately 320 design and utility patents. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company’s business.

BACKLOG

Backlog is not material to the Company’s business, because actual confirmed orders from the Company’s customers are typically received within close proximity to the required shipment dates.

EMPLOYEES

At December 31, 2015, the Company had a total of 1,414 full-time employees, of whom 215 were located in Asia and 303 in Europe. In addition, the Company employed 40 people on a part-time basis, predominately in Corporate Marketing/Sales Support. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law. A recent vote to unionize a certain class of employees in our Robbinsville, New Jersey warehouse was defeated. The Company considers its employee relations to be good.

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

The Company’s spice filling operation is regulated by the Food and Drug Administration.

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

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2015, net sales in the third and fourth quarters accounted for 59% of total annual net sales. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

GEOGRAPHIC INFORMATION

Geographic information concerning the Company’s revenues and long-lived assets is contained in Note J of the Notes to the Consolidated Financial Statements included in Item 15 of this annual report.

RESTRUCTURING

In the fourth quarter of 2015, a restructuring plan relating primarily to the U.S. Wholesale segment commenced. The restructuring plan is intended to realign product categories to best achieve the Company’s strategic plan and implement cost reduction initiatives. The Company recorded a charge of $437,000 in the year ended December 31, 2015 and expects to record an additional $0.5 million, primarily for severance, in fiscal 2016 related to this plan. The Company’s 2015 results do not present the realignment of product categories within the U.S. Wholesale segment. The realignment includes grouping certain pantryware products and spice racks within the Kitchenware product category. The Company does not expect this restructuring plan to impact total net sales of the U.S. Wholesale segment.

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

The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. The Company’s Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A, as Administrative Agent and Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent (as amended, the “Credit Agreement”) provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million (the “Revolving Credit Facility”) and a term loan facility of $35.0 million at December 31, 2015 (“Term Loan”). As of December 31, 2015, the Company had approximately $100.9 million of consolidated debt, including $100.6 million under the Credit Agreement, representing approximately 25% of total capital (indebtedness plus stockholders’ equity). The Company may borrow under its Revolving Credit Facility, subject to the limitations of a borrowing base. Because the borrowing capacity under the Revolving Credit Facility depends on levels of eligible inventory, accounts receivable and the appraised value of certain intellectual property that fluctuate from time to time, the full commitment amount may not represent actual borrowing capacity. The financial covenants governing the Company’s Term Loan agreement limit its ability to incur senior indebtedness. The Company may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, its indebtedness. In addition, the Company’s business is seasonal with a significant amount of its revenue being realized during the latter portion of the year. Therefore, the Company’s borrowing needs fluctuates largely based upon its working capital requirements.

The Company’s leverage and the effects of seasonal fluctuations in its cash flow, borrowing requirements and ability to borrow could have significant negative consequences on the Company’s financial condition and results of operations, including:

•	impairing the Company’s ability to meet one or more of the financial ratio covenants contained in its debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of the Company’s outstanding debt;

•	increasing the Company’s vulnerability to general adverse economic and industry conditions;

•	limiting the Company’s ability to obtain additional debt or equity financing;

•	increasing the Company’s borrowing costs if it were to obtain additional debt financing or amend its existing debt agreements;

•	requiring the dedication of a substantial portion of the Company’s cash flow from operations to service the Company’s debt, thereby reducing the amount of cash flow available for other purposes, including working capital, capital expenditures or acquisitions;

•	requiring the Company to seek debt or equity financing or to sell some of the Company’s core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the markets in which the Company competes;

•	limiting the Company’s ability to declare and pay dividends to its stockholders and engage in share repurchase programs; and

•	placing the Company at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources.

The Company’s failure to meet certain covenants or other requirements of its Credit Agreement may materially and adversely affect the Company’s assets, financial position and cash flows.

The Credit Agreement, under certain circumstances, requires the Company to maintain a certain fixed charge coverage ratio. In addition, at any time the Company’s Term Loan is outstanding, the Company’s Credit Agreement requires the Company to maintain its Senior Leverage Ratio within defined parameters. As a result of these requirements within the Credit Agreement, the Company is limited in its ability to incur additional debt, make investments or undertake certain other business activities. These requirements could limit the Company’s ability to obtain future financing and may prevent the Company from taking advantage of attractive business opportunities. The Company’s ability to meet the covenants or requirements in its Credit Agreement may be affected by events beyond the Company’s control, and the Company cannot assure you that it will satisfy such covenants and requirements. A breach of these covenants or the Company’s inability to comply with the restrictions could result in an event of default under the Credit Agreement, which in turn could result in an event of default under the terms of the Company’s other indebtedness. Upon the occurrence of an event of default under the Company’s Credit Agreement, after the expiration of any grace periods, the Company’s lenders could elect to declare all amounts outstanding under the Company’s debt arrangements, together with accrued interest, to be immediately due and payable. If this happens, the Company cannot assure that its assets would be sufficient to repay in full the payments due under the Credit Agreement or the Company’s other indebtedness.

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

Retailers place great emphasis on timely delivery of products for specific selling seasons, especially during the third fiscal quarter, and on the fulfillment of consumer demand throughout the year. The Company cannot control all of the various factors that might affect product delivery to retailers. Failure to deliver products to the Company’s retailers in a timely and effective manner, often under special vendor requirements to use specific carriers and delivery schedules, could damage the Company’s reputation and brands and result in a loss of customers or reduced orders.

Changes at the Company’s large customers, or actions taken by them, and consolidation in the retail industry could materially adversely affect the Company’s operating results.

In 2015, Wal-Mart Stores, Inc., including Sam’s Club and, in the United Kingdom, Asda Superstore (“Walmart”), accounted for 16% of the Company’s consolidated net sales. The Company’s top ten customers accounted for approximately 54% of the Company’s net sales in 2015. A material reduction in purchases by any of such customers could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by such customers that would cause the Company to materially reduce the price of the Company’s products could result in reductions of the Company’s operating margin. Any significant changes or financial difficulties that affect these customers, such as reduced sales by such customers (whether for reasons that affect a particular customer or the retail industry in general) may also result in reduced demand for the Company’s products. The Company would also be subject to increased credit risk with respect to such customers. In particular, the concentration of the Company’s business with Walmart extends to its international business, including in China, as well as through Vasconia in Mexico, GSI in Brazil and the Company’s strategic alliance in Canada, due to the market presence of Walmart in these foreign countries. Further, with the continuing trend of consolidation in the retail industry, the ability of the Company’s largest customers to continue to purchase from the Company is always subject to risk. Any changes in purchasing practices or decline in the financial condition, of Walmart or other large customers may have a material adverse impact on the business, results of operations and financial condition of the Company.

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

Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2015, sales of licensed brands accounted for approximately 42% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business. In particular, the Company’s license to use the KitchenAid brand, which represents a material portion of its sales, is subject to a license agreement that has a three-year term that will expire in December 2018. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time. Although it expects to be able to renew its current KitchenAid license prior to its expiration, there is no assurance that the Company will be able to do so on reasonable terms, or at all, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also holds certain rights to use the Farberware brand for kitchen tools and gadgets, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The licensor is a joint venture of which the Company is a 50% owner. The other 50% owner of the joint venture has the right to terminate the Company’s license if the Company materially breaches any of the material terms of the license and fails to cure the material breach within 180 days of notice of the breach, if it is determined in an arbitration proceeding that money damages alone would not be sufficient compensation to the licensor and that the breach is so egregious as to warrant termination of the license and forfeiture of the Company’s rights to use the brand under that license agreement. If the Company were to lose the Farberware license for kitchen tools and gadgets, cutlery, cutting boards, shears and other products through termination as a result of an uncured breach, its business, results of operations and financial condition would be materially adversely affected.

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

The Company’s functional currency is the U.S. Dollar. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company’s sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States. The Company transacts a portion of its business in currencies other than the U.S. Dollar, primarily British Pounds, and to a lesser degree, Chinese Renminbi, Euros and Canadian Dollars. Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations expose the Company to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes. In our consolidated financial statements, we translate local currency financial results into U.S. dollars based on the exchange rates prevailing during the reporting periods. During times of a strengthening U.S. dollar, the reported revenues and earnings of our international operations will be reduced because the local currencies will translate into fewer U.S. dollars.

The Company’s strategic alliances in Mexico, Canada and Brazil also subject the Company to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates.

The vast majority of products are purchased from China in U.S. Dollars, including products purchased by the Company’s international operations. As a result, the gross margin from international operations is subject to volatility from movements in exchange rates, which could have an adverse effect on our financial condition and results of operations and profitability from the growth desired from international operations. The Company has entered into foreign exchange derivative financial instruments to hedge the volatility of exchange rates related to a portion of its international inventory purchases. The Company cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. If the Chinese Renminbi should appreciate against the U.S. Dollar, the costs of the Company’s products will likely rise over time because of the impact the fluctuations will have on the Company’s suppliers, and the Company may not be able to pass on these price increases to its customers. The Company is also subject to the risks of currency controls and devaluations. Currency controls may limit the Company’s ability to convert currencies into U.S. Dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect the Company’s liquidity.

As the Company continues to expand its international operations, it will be subject to increased foreign exchange variability which could have a material adverse effect on the Company’s results of operations. The impact of future exchange rate fluctuations on the Company’s results of operations cannot be accurately predicted.

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

The Company delivers its products to its customers or makes such products available for customer pickup from its distribution centers. During the third and fourth quarter of 2014, the Company’s distribution process was impacted by the longshoremen’s work slowdown and the threat of a strike on the west coast. The impact of slowdowns and labor strikes on the Company’s operations, prolonged domestic transportation disruptions, as well as workforce or systems issues related to the Company’s distribution centers, could have a material adverse effect on the Company’s ability to deliver goods to its customers.

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

The Company depends on third-party manufactures to produce the majority of its products which presents quality control risks to the Company.

With the exception of the Company’s sterling silver products, the Company sources almost all of its products from suppliers located outside the United States, primarily in the People’s Republic of China, which restricts the Company’s ability to monitor and control their manufacture of the Company’s goods.

Although the Company has agreements with its third party manufacturers regarding quality standards and regularly audits the facilities of its manufacturers, through its quality control program, there can be no assurance that the third party manufacturers will continue to meet the Company’s quality standards, social standards regarding its workforce that is expected in the United States or legislation and regulations that apply to the products the Company contracts to manufacture. Failure by the Company’s manufacturers to meet these standards could, in turn, increase order cancellations, returns, price concessions and decrease customer demand for our products. Non-compliance with the Company’s product standards, regulatory requirements or product recall (or other regulatory actions) could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s senior executives and other key management are critical to the Company’s success. The loss of, and failure to attract and maintain its highly skilled personnel could adversely affect the Company’s business.

The Company’s success depends, in part, on the efforts and skills of the executive officers of the Company. The Company’s executive officers are experienced and highly qualified in the housewares industry. The loss of any of our executive officers or other key management personnel could harm our business and our ability to timely achieve our strategic initiatives. The Company’s success also depends, in part, on its ability to identify, hire and retain other skilled personnel. The Company’s industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with successful track records. The Company may not be able to attract and retain skilled personnel or may incur significant costs in order to do so.

Increases in the cost of employee benefits could materially adversely impact the Company’s financial results and cash flows.

The Company self-insures a substantial portion of the costs of employee healthcare and workers compensation. This could result in higher volatility in the Company’s earnings and exposes the Company to higher financial risks. The Company’s medical costs in recent years have generally increased and an aging workforce and other employee demographics could result in an increase in our medical costs beyond what we have experienced or expect. We have stop-loss coverage in place for catastrophic events, but the aggregate impact of a high number of claims up to our stop-loss limit may have an effect on our profitability.

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

The Company’s product costs are subject to price fluctuation.

Various commodities comprise the raw materials used to manufacture the Company’s products. The prices of these commodities have historically fluctuated on a cyclical basis and have often depended on a variety of factors over which the Company has no control. Additionally, labor costs represent a significant component of the Company’s supplier’s manufacturing costs and the Company’s suppliers may increase the prices they charge the Company if they experience rising labor costs. The cost of producing and distributing the Company’s products is also sensitive to energy costs, duties and tariffs. The selling prices of the Company’s products have not always increased in response to raw material, labor or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to come to favorable agreements with its suppliers or to pass increased costs through to the Company’s customers could materially and adversely affect its financial condition or results of operations.

The Company’s business is highly seasonal.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2015, net sales for the third and fourth quarters accounted for 59% of total annual net sales. If the Company has poor operating results during the third and fourth quarters it would have a disproportionately adverse effect on the Company’s financial condition or results of operations. In addition, with a significant amount of its revenue being realized during the latter portion of the year, the Company’s working capital and borrowing needs fluctuate, which could result in higher borrowings and lower availability under the Credit Agreement during these quarters.

If the Company’s goodwill or other long-term assets become impaired, the Company will be required to record impairment charges, which may be significant.

A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and fixed assets. At December 31, 2015, goodwill totaled $18.1 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or market comparable sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a further decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings. If future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.

As of October 1, 2015, the Company’s annual impairment testing date, the estimated fair value of each reporting unit was calculated by the discounted cash flow method and the resultant estimated fair value of each of the reporting units exceeded their carrying value and no goodwill impairment charges were recorded. For one of the reporting units tested, the Kitchen Craft reporting unit, which carried goodwill of $13.0 million, the excess of fair value over its carrying value was 5%. This reporting unit was acquired in 2014, and therefore the Company did not expect the fair value to be significantly in excess of the carrying value. There were no fundamental changes in the business that would indicate a significant decline in the fair value since the acquisition date, however macroeconomic conditions in Europe have contributed to a decline in operating profit. Management’s projections used to estimate the undiscounted cash flows included increasing net sales and operational improvements designed to reduce costs. Changes in any of the significant assumptions used can materially affect the expected cash flows, and such impacts can potentially result in a material non-cash impairment charge.

For the year ended December 31, 2014, the Company recorded an impairment charge of $3.4 million to reduce the book value of Elements and Melannco, home decor trade names. In addition, during 2014, the Company recorded an impairment charge of $6.0 million related to its investment in GSI. The recognition of an impairment of the Company’s goodwill or any of the Company’s assets would negatively affect the results of operations and total capitalization, the effect of which could be material.

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

The Company’s business requires it to maintain a large fixed-cost base that can affect its profitability. Cost reduction efforts and restructurings benefits may not be realized.

The Company’s business requires it to maintain large distribution facilities in its key markets, which represent high fixed rental costs relating to its leased facilities. In addition, significant portions of the Company’s selling, general and administrative expenses, including leased showrooms, are fixed, they neither increase nor decrease proportionally with sales. Furthermore, the Company’s gross margins depend, in part, on its ability to spread certain other costs, of which a significant portion are fixed, over its products sold. Decreased demand or the need to reduce inventories can lower the Company’s ability to absorb fixed costs and adversely affect its results of operations. This is exacerbated by the high degree of seasonality impacting the Company, which results in lower demand during the first two quarters of the year, while many of the operating costs remain fixed, which further affects profitability.

In order to operate more efficiently and control costs, the Company may announce from time to time restructuring plans, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense savings. The implementation of restructuring plans could be disruptive to the Company’s operations, result in higher than anticipated charges and otherwise adversely affect the Company’s results of operations and financial condition. In addition, the Company’s ability to complete the restructuring plan and achieve the anticipated benefits from the plan is subject to estimates and assumptions and may vary materially from the Company’s expectations, including as a result of factors that are beyond the Company’s control. Furthermore, following completion of a restructuring plan, the business may not be more efficient or effective than prior to implementation of the plan.

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). WSPR has cooperated with the EPA in their investigation. In August 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. In December 2015, the EPA issued its Record of Decision (“ROD”) for OU-1, selecting a dual phase removal remedy to deal with soil contamination. The EPA’s selected remedy consists of soil vapor extraction and dual-phase extraction/in-situ treatment. It is not possible at this time for the Company to estimate its share of liability, if any, related to this matter. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

The Company’s ability to complete future acquisitions or strategic alliances and/or integrate acquired businesses could have a material adverse effect on the Company’s business and results of operations.

The Company has achieved growth through acquisitions, investments and joint ventures. The Company has completed approximately 15 acquisitions and strategic investments since 2006, including four acquisitions completed in the first quarter of 2014. The Company seeks acquisition opportunities that complement and expand its operations, some of which are based outside the United States. There can be no assurance that the Company will be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval or otherwise complete acquisitions in the future.

Additionally, the Company may not be able to successfully integrate these businesses or future acquisitions into its existing business without substantial costs, delays or other operational or financial difficulties. The Company could face significant challenges in consolidating functions and integrating procedures and processes, internal controls, information technology and other systems, personnel, product lines and operations in a timely and efficient manner.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the principal properties at which the Company operates its business at December 31, 2015:

Location	Description	Size (square feet)	Owned/ Leased

Fontana, California (1)	Principal West Coast warehouse and distribution facility	753,000	Leased
Robbinsville, New Jersey(1)	Principal East Coast warehouse and distribution facility	700,000	Leased
Birmingham, England (2)	Offices, showroom, warehouse and distribution facilities	204,000	Leased
Winchendon, Massachusetts(1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Corby, England (2)	Offices, showroom, warehouse and distribution facility	168,000	Leased
Garden City, New York(3)	Corporate headquarters/main showroom	159,000	Leased
Medford, Massachusetts(1)	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico(1)	Sterling silver manufacturing facility	55,000	Leased
Cumberland, Rhode Island(1)	Offices	34,000	Leased
Shanghai, China(3)	Offices	22,000	Leased
Kowloon, Hong Kong(3)	Offices and showrooms	19,000	Leased
Guangzhou, China(3)	Offices	18,000	Leased
New York, New York (1)	Showrooms	17,000	Leased
York, Pennsylvania(1)	Offices	14,000	Leased
Atlanta, Georgia(1)	Showrooms	11,000	Leased
Bentonville, Arkansas(1)	Offices and showroom	7,000	Leased
Menomonee Falls, Wisconsin(1)	Showroom	4,000	Leased
Carlisle, Pennsylvania(1)	Showroom	2,300	Leased

(1)	Location used by the U.S. Wholesale segment.
(2)	Location used by the International segment.
(3)	Location used by all segments.

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for OU-1, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit which will consist of further investigations to determine the nature and extent of groundwater contamination. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to numerous other entities affiliated with the Site, which used the contaminants of concern.

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

	2015		2014
	High	Low	High	Low
First quarter	$17.27	$12.48	$18.84	$14.03
Second quarter	16.45	14.06	19.95	14.47
Third quarter	15.43	12.87	18.06	15.03
Fourth quarter	15.81	12.55	18.15	14.74

At December 31, 2015, the Company estimates that there were approximately 2,200 record holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2015.

In the last two fiscal years, the Board of Directors declared a dividend of $0.0375 per share payable on each of February 14, 2014, May 15, 2014, August 15, 2014, November 14, 2014, February 13, 2015, May 15, 2015 and August 14, 2015 and declared a dividend of $0.0425 per share payable on each of November 13, 2015 and February 15, 2016. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time. On March 3, 2016, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 16, 2016 to shareholders of record on May 2, 2016. The Company’s Credit Agreement, however, may restrict its ability to declare and pay dividends, establishing conditions that are to be met prior to making any dividend payment as well as restrictions on the amount of any dividend payment.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” of the Company’s common stock during the quarter ended December 31, 2015.

The following table summarizes the Company’s equity compensation plan as of December 31, 2015:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants or rights (1)	Weighted- average exercise price of outstanding options (2)	Number of shares of common stock remaining available for future issuance
Equity compensation plan approved by security holders	2,341,427	$14.28	604,460
Equity compensation plan not approved by security holders	—	—	—

Total	2,341,427	$14.28	604,460

(1)	Securities reported in this column include outstanding options to purchase 2,242,202 shares of common stock as well as 99,225, the maximum number of performance-based deferred stock awards, where the underlying shares have not been issued.
(2)	The weighted-average exercise price takes into account option awards but not the shares subject to performance-based deferred stock awards.

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	NASDAQ Market Index
12/31/2010	$100.00	$100.00	$100.00
12/31/2011	87.09	92.51	99.17
12/31/2012	77.08	136.86	116.48
12/31/2013	115.30	210.39	163.21
12/31/2014	127.29	251.16	187.27
12/31/2015	99.15	286.18	200.31

Note:

(1)	The graph assumes $100 was invested as of the open of trading on January 1, 2011 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2011, 2012, 2013, 2014 and 2015. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not the chart is prepared before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing. A list of the companies included in the Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 has been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the selected consolidated balance sheet data at December 31, 2013, 2012 and 2011 have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1)

Net sales	$587,670	$586,010	$502,721	$486,842	$444,418
Cost of sales	373,284	373,129	315,459	310,054	282,058
Distribution expenses	54,815	54,202	44,364	44,046	43,882
Selling, general and administrative expenses (2)	134,903	133,786	114,345	104,338	93,894
Intangible asset impairment	—	3,384	—	1,069	—
Restructuring expenses	437	125	367	—	—

Income from operations	24,231	21,384	28,186	27,335	24,584
Interest expense	(5,746)	(6,418)	(4,847)	(5,898)	(7,758)
Financing expense	(154)	(758)	—	—	—
Loss on early retirement of debt	—	(346)	(102)	(1,363)	—

Income before income taxes, equity in earnings and extraordinary item	18,331	13,862	23,237	20,074	16,826
Income tax provision	(6,627)	(5,825)	(9,175)	(5,208)	(6,122)
Equity in (losses) earnings, net of taxes (3)	574	(6,493)	(4,781)	6,081	3,362

Net income	$12,278	$1,544	$9,281	$20,947	$14,066

Basic income per common share	$0.89	$0.11	$0.73	$1.67	$1.16

Weighted-average shares outstanding – basic	13,850	13,519	12,757	12,511	12,128

Diluted income per common share	$0.86	$0.11	$0.71	$1.64	$1.12

Weighted-average shares outstanding – diluted	14,266	13,974	13,043	12,810	12,529

Cash dividends declared per common share	$0.16	$0.15	$0.13125	$0.125	$0.075

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
BALANCE SHEET DATA(1)
Current assets	$243,380	$258,117	$214,676	$212,759	$198,797
Current liabilities	91,715	83,869	69,494	66,899	69,962
Working capital	151,665	174,248	145,182	145,860	128,835
Total assets	398,952	421,402	336,739	348,797	318,745
Short-term borrowings	20,252	10,765	3,937	11,375	15,000
Long-term debt	80,617	127,655	65,919	84,593	82,625
Stockholders’ equity	199,468	188,233	180,905	172,230	146,175

Notes:

(1)	Investments and acquisitions of the following, in the respective years noted, affect the comparability of the periods: the acquisition of Creative Tops in November 2011, a 40% equity investment in GS Internacional S/A (“GSI”) in December 2011, the acquisition of Fred® & Friends in December 2012 and the acquisition of Kitchen Craft in January 2014.
(2)	In 2015 and 2014, the Company recorded a net charge of $0.7 million and a credit of $4.2 million, respectively, related to adjustments to the fair value of certain contingent consideration.
(3)	In 2012, the Company recorded a gain of $4.1 million related to Vasconia’s purchase of Almexa and in 2013, the Company recorded a charge of $5.0 million, net of tax for a reduction of the fair value of the Company’s investment in Vasconia. In 2014, the Company recorded a charge of $6.0 million, net of tax, for a reduction of the fair value of the Company’s investment in GSI.

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (pantryware, spice racks, thermal beverageware, food storage and home décor). In 2015, Kitchenware products and Tableware products accounted for approximately 86% of the Company’s U.S. Wholesale net sales and 86% of the Company’s consolidated net sales, as compared with 88% and 87%, respectively, in 2014.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry including Farberware®, Mikasa®, KitchenAid®, KitchenCraft®, Pfaltzgraff®, Sabatier®, Kamenstein®, masterclass®, Fred®, Towle® and Built NY®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts. More recently, the Company has significantly expanded its international footprint through acquisitions of businesses which own or license complementary brands in markets outside the United States.

BUSINESS SEGMENTS

The Company has three reportable segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff, Mikasa, Fred and Friends, Built NY and Lifetime Sterling Internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations.

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

The Company recorded equity in earnings (losses) of Vasconia, net of taxes, of $594,000, $230,000 and $(4.0) million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2013, as a result of a decline in the quoted stock price and the 2013 quarterly decline in the operating results of Vasconia, the carrying amount of the Company’s investment in Vasconia exceeded its fair value and, therefore, the Company reduced its investment value by $5.0 million during the year ended December 31, 2013, net of tax, to its fair value.

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

As a result of the decline in operating results of GSI and the business environment in Brazil, the Company evaluated the carrying value of its investment for other-than-temporary impairment under the equity-method of accounting and recorded an impairment charge of $6.0 million, net of tax, in 2014.

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

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2015, 2014 and 2013, net sales for the third and fourth quarters accounted for 59%, 60% and 61%, of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

IMPACT OF INFLATION

Inflation rates in the United States and in major foreign countries where the Company operates have not had a significant impact on its results of operations or financial position during 2015, 2014, or 2013. The Company will continue its practice of monitoring costs and adjusting prices, accordingly.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within with those years. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early adoption permitted. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 on a prospective basis as of December 31, 2015. Prior period amounts were not retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The amendments to in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company does not expect that the adoption of the ASU will have a significant impact on its consolidated financial statements.

In July, 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and during August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU will be applied on a retrospective basis and early adoption is permitted. The Company’s adoption of this guidance will not have a material impact on the Company’s consolidated financial position.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.5	63.7	62.8

Gross margin	36.5	36.3	37.2
Distribution expenses	9.3	9.2	8.8
Selling, general and administrative expenses	23.0	22.8	22.7
Intangible asset impairment	—	0.6	—
Restructuring	0.1	—	0.1

Income from operations	4.1	3.7	5.6
Interest expense	(1.0)	(1.1)	(1.0)
Financing expense	—	(0.1)	—
Loss on early retirement of debt	—	(0.1)	—

Income before income taxes and equity in earnings	3.1	2.4	4.6
Income tax provision	(1.1)	(1.0)	(1.8)
Equity in earnings (losses), net of taxes	0.1	(1.1)	(1.0)

Net income	2.1%	0.3%	1.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2015 COMPARED TO 2014

Net Sales

Net sales for the year 2015 were $587.7 million, an increase of $1.7 million, or 0.3%, compared to net sales of $586.0 million in 2014.

Net sales for the U.S. Wholesale segment in 2015 were $458.6 million, an increase of $17.3 million, or 3.9%, compared to net sales of $441.3 million in 2014.

Net sales for the U.S. Wholesale’s Kitchenware product category in 2015 were $271.0 million, an increase of $1.7 million, or 0.6%, compared to net sales of $269.3 million in 2014. The increase in the U.S. Wholesale’s Kitchenware product category was primarily attributable to an increase in cutlery and cookware sales volume, partially offset by a decline in tools and gadgets.

Net sales for the U.S. Wholesale’s Tableware product category in 2015 were $124.4 million, an increase of $6.9 million, or 5.9%, compared to net sales of $117.5 million for 2014. The Tableware product category sales increase was primarily attributable to an increase in housewares and flatware on sales to new customers and on growth from warehouse club programs.

Net sales for the U.S. Wholesale’s Home Solutions products category in 2015 were $63.2 million, an increase of $8.7 million, or 16.0%, compared to net sales of $54.5 million in 2014. The increase in the Home Solutions product category reflects an increase in pantryware and Built NY sales on growth from warehouse club and ecommerce customers and an increase in home décor sales for new customer programs.

Net sales for the International segment in 2015 were $108.0 million, a decrease of $17.2 million, compared to net sales of $125.2 million for 2014. In local currency, net sales decreased approximately 5.4%. The decrease is due in part to a decline in export sales of kitchenware products, as a result of the weakness in the European economy, as well as a decline in tools and gadgets and tableware sales with certain customers.

Net sales for the Retail Direct segment in 2015 were $21.1 million, an increase of $1.6 million, or 8.2%, compared to $19.5 million for 2014. The increase was primarily attributable to increases in sales from the Mikasa and Pfaltzgraff Internet websites, as well as sales from Built NY and Fred & Friends internet websites which were launched in the latter part of 2014.

Gross margin

Gross margin for 2015 was $214.4 million, or 36.5%, compared to $212.9 million, or 36.3%, for the corresponding period in 2014.

Gross margin for the U.S. Wholesale segment was $163.5 million, or 35.7%, for 2015 compared to $155.8 million, or 35.3%, for 2014. Gross margin may be expected to fluctuate from period to period based on a number of factors, including product and customer mix. The increase in gross margin for the U.S. Wholesale segment reflects an increase in margin in the tableware and certain home solutions product categories due to new product introductions.

Gross margin for the International segment was $36.7 million, or 34.0%, for 2015 compared to $43.8 million, or 35.0%, for 2014. The decrease in gross margin in the International segment is a result of the strengthened U.S. Dollar against the Pound Sterling as well as the weakened Euro against the Pound Sterling during the period.

Gross margin for the Retail Direct segment was $14.2 million, or 67.2%, for 2015 compared to $13.4 million, or 68.8%, for 2014. The decrease in gross margin in the Retail Direct segment reflects increased promotional activities.

Distribution expenses

Distribution expenses for 2015 were $54.8 million as compared to $54.2 million for 2014. Distribution expenses as a percentage of net sales were 9.3% in 2015 and 9.2% in 2014.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 8.0% in 2015 and 8.2% in 2014. Distribution expenses as a percentage of sales shipped from the Company’s warehouses located in the United States for the U.S. Wholesale segment were 9.0% for 2015 as compared to 9.3% for 2014. Sales shipped from the Company’s warehouses increased and offset an increase in labor related to smaller case pack shipments.

Distribution expenses as a percentage of net sales for the International segment were approximately 10.5% and 9.6% for 2015 and 2014, respectively. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the International segment were 12.4% and 12.1% for the 2015 and 2014, respectively. The change reflects the decrease in sales volume and an increase in drop ship volume.

Distribution expenses as a percentage of net sales for the Retail Direct segment were 30.8% for 2015 compared to 29.7% for 2014. The increase in expense reflects an increase in carrier rates.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for 2015 were $134.9 million, an increase of $1.1 million, or 0.8%, as compared to $133.8 million for 2014.

SG&A expenses for 2015 for the U.S. Wholesale segment were $84.8 million, a decrease of $0.2 million, or 0.2%, compared to $85.0 million for 2014. The 2014 period includes a $4.2 million credit related to contingent consideration. The increase is attributable to higher employee related expenses, including healthcare costs and expenses of the export operations, which began in the latter part of 2014. As a percentage of net sales, SG&A expenses were 18.5% for 2015 compared to 19.3% for 2014.

SG&A expenses for 2015 for the International segment were $27.0 million compared to $28.0 million for 2014. The decrease was attributable to the weakness of the Pound Sterling against the U.S. Dollar in 2015, as compared to 2014, offset by the change in fair value of contingent consideration attributable to the Kitchen Craft acquisition. As a percentage of net sales, SG&A expenses increased to 25.0% for 2015 compared to 22.4% for 2014.

SG&A expenses for 2015 for the Retail Direct segment were $8.2 million compared to $8.7 million for 2014. The decrease was primarily due to a decrease in employee related expenses and a decrease in marketing expenditures.

Unallocated corporate expenses for 2015 were $14.9 million compared to $16.2 million for 2014. The decrease was primarily attributable to a decrease in acquisition related fees including reimbursement of expenses incurred for an acquisition not completed and reimbursement of certain litigation expenses.

Intangible asset impairment

The Company recorded an impairment charge of $3.4 million, related to the Company’s home décor products during the year ended December 31, 2014. There were no impairment charges recorded in the year ended December 31, 2015.

Restructuring expenses

The Company incurred one-time restructuring expenses of $0.4 million in 2015 and $0.1 million in 2014. The restructuring expenses in 2015 resulted primarily from the Company’s reorganization of the U.S. Wholesale product categories. The Company expects to recognize an additional $0.5 million, primarily for severance, in the first quarter of 2016 related to the execution of this plan. The restructuring expenses in 2014 resulted from the consolidation of our customer service and call center functions which resulted in the elimination of certain employee positions.

Interest expense

Interest expense for 2015 was $5.7 million compared to $6.4 million for 2014. The decrease in expense is attributable to the use of operating cash flow to reduce indebtedness.

Financing expenses

In 2015 and 2014, the Company wrote off $0.2 million and $0.7 million of expenses, respectively, related to the refinancing of indebtedness that was not completed.

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

Income tax provision

The income tax provision was $6.6 million in 2015 and $5.8 million in 2014. The Company’s effective tax rate for 2015 was 36.2%, compared to 42.0% for 2014. The lower effective tax rate in 2015 reflects a reduction of deferred tax liabilities in the U.K. as a result of a rate change. The effective tax rate in 2014 reflects non-deductible transaction costs in both the U.S. and the U.K., as well as a reduction in the deferred tax assets in Puerto Rico as a result of a rate change and an increase in uncertain state tax positions.

Equity in earnings (losses)

The Company’s equity in earnings (losses) for 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
		(in thousands)
Equity in earnings of Grupo Vasconia:
Equity earnings, net of tax	$1,897	$1,293
Tax provision recorded in equity in earnings (1)	(1,303)	(1,063)

Equity in earnings of Grupo Vasconia	594	230
Equity in losses of GSI:
Equity in losses before reduction in investment to fair value, net of tax	—	(657)
Reduction in investment to fair value, net of tax	—	(6,012)

Equity in losses of GSI	—	(6,669)
Equity in losses of other investments	(20)	(54)

	$574	$(6,493)

(1)	Income tax provision related to the valuation allowance for deferred taxes associated with the cumulative foreign currency translation adjustment.

Equity in earnings of Vasconia, net of taxes, was $594,000 in 2015, as compared to equity in earnings, net of taxes, of $230,000 in 2014. Vasconia reported income from operations for 2015 of $10.6 million, as compared to $7.8 million for 2014 and net income of $7.4 million in 2015, compared to $5.3 million in 2014.

The Company’s investment in GSI was $0 as of December 31, 2015. The Company has not recorded its share of equity in losses for the year ended December 31, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. Equity in losses of GSI in 2014 was $6.7 million (including a charge of $6.0 million, net of tax, for the reduction in the fair value of the Company’s investment in GSI).

MANAGEMENT’S DISCUSSION AND ANALYSIS

2014 COMPARED TO 2013

Net Sales

Net sales for the year 2014 were $586.0 million, an increase of 16.6%, compared to net sales of $502.7 million in 2013.

Net sales for the U.S. Wholesale segment in 2014 were $441.3 million, a decrease of $2.9 million, or 0.7%, compared to net sales of $444.2 million in 2013.

Net sales for the U.S. Wholesale’s Kitchenware product category in 2014 were $269.3 million, a decrease of $11.9 million, or 4.2%, compared to net sales of $281.2 million in 2013. The decrease in the U.S. Wholesale’s Kitchenware product category sales was in part due to a decrease in cutlery programs and decreased sales volume in both cookware and novelty kitchenware.

Net sales for the U.S. Wholesale’s Tableware product category in 2014 were $117.5 million, an increase of $7.4 million, or 6.7%, compared to net sales of $110.1 million for 2013. The Tableware product category sales increase reflects higher sales volumes of luxury tableware and stainless flatware. The increased sales volume was primarily attributable to an increase in successful warehouse club programs year over year.

Net sales for the U.S. Wholesale’s Home Solutions products category in 2014 were $54.5 million, an increase of $1.6 million, or 3.0%, compared to net sales of $52.9 million in 2013. The increase in the Home Solutions product category reflects the inclusion of Built NY®, acquired in the first quarter of 2014, partially offset by a decrease in pantryware warehouse club programs and lower volume for the home décor product line resulting from a reduction in retail space allocated to this category.

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

Net sales for the Retail Direct segment in 2014 were $19.5 million, a decrease of $1.2 million, or 5.8%, compared to $20.7 million for 2013. The decrease was primarily attributable to reduced activity on the Company’s Pfaltzgraff and Mikasa internet websites in 2014 compared to 2013. The decrease in activity on the Pfaltzgraff and Mikasa internet websites was partially offset by the launch of the Built NY and Fred & Friends internet websites in 2014.

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

SG&A expenses for 2014 for the Retail Direct segment were $8.7 million compared to $8.2 million for 2013. The increase was primarily due to an increase in costs related to the launch of two new websites in 2014.

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

Income tax provision

The income tax provision was $5.8 million in 2014 and $9.2 million in 2013. The Company’s effective tax rate for 2014 was 42.0%, compared to 39.5% for 2013. The effective tax rate in 2014 reflects non-deductible transaction costs in both the U.S. and the U.K., as well as a reduction in the deferred tax assets in Puerto Rico as a result of a rate change and an increase in uncertain state tax positions. The effective tax rate in 2013 reflects a reduced tax rate in the U.K. and an increased tax rate in Puerto Rico.

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

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU Topic No. 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the two-step process. The first step in the two-step process compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, the second step must be performed. The second step represents a hypothetical purchase price allocation as if the Company had acquired the reporting unit on that date. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the royalty savings model or other valuation models.

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

Share-based compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, “Stock Compensation”, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.

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

Performance share awards are initially valued at the Company’s closing stock price on the date of grant. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by the end of the performance period, as determined by the Compensation Committee. Compensation expense for performance awards is recognized over the vesting period, and will vary based on remeasurement during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense would be reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The performance share awards vest in full at the end of a three year period.

The Company bases the estimated fair value of restricted stock awards based on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares awarded. Compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.

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

At December 31, 2015, the Company had cash and cash equivalents of $7.1 million compared to $5.1 million at December 31, 2014, working capital of $151.7 million at December 31, 2015 compared to $174.2 million at December 31, 2014 and the current ratio (current assets to current liabilities) was 2.7 to 1 at December 31, 2015 compared to 3.1 to 1 at December 31, 2014.

Borrowings under the Company’s Revolving Credit Facility decreased to $65.6 million at December 31, 2015 compared to $92.7 million at December 31, 2014. The amount of the borrowings in 2014 were primarily attributable to the financing of the Kitchen Craft acquisition in 2014.

The Company believes that availability under its Revolving Credit Facility and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient. The Company closely monitors the creditworthiness of its customers. Based upon its evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially affected by changes in the future.

Credit Facilities

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, the Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan.

Each borrowing under the Revolving Credit Facility bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 0.75% to 1.25%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 1.75% to 2.25%. Interest rates on outstanding borrowings under the Revolving Credit Facility at December 31, 2015 ranged from 2.125%-4.5%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

Availability under the Credit Agreement depends on the valuation of certain current assets and trademark values and the Company’s ability to meet and maintain certain financial ratios, as discussed below. Due to the Company’s seasonality, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. At December 31, 2015, borrowings outstanding under the Revolving Credit Facility were $65.6 million and open letters of credit were $1.4 million. At December 31, 2015, availability under the Revolving Credit Facility was approximately $86.2 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals. Consequently, the $175.0 million commitment may not represent actual borrowing capacity.

The Company classifies a portion of the Revolving Credit Facility as a current liability if the Company intends to and is able to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions.

ABR Term Loans or Eurocurrency Term Loans, provided for under the Credit Agreement, bear interest based on the applicable Senior Leverage Ratio. As of December 31, 2015, the Company’s Senior Leverage Ratio was 2.3 to 1. The ABR Spread for Term Loans is 3.0% to 3.5% and the Eurocurrency Spread for Term Loans is 4.0% to 4.5%. As of December 31, 2015, $35.0 million was outstanding under the Term Loan. The interest rate on outstanding borrowings under the Term Loan was 4.75%.

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

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.50 to 1.00 for the fiscal quarter ending December 31, 2015; 4.00 to 1.00 for each fiscal quarter ending March 31, June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

Pursuant to the term loan agreement, as of December 31, 2015 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $99.7 million. The Company was in compliance with the financial covenants of the Credit Agreement at December 31, 2015.

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

Covenant Calculations

Consolidated EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s Consolidated EBITDA for the last four fiscal quarters:

Consolidated EBITDA for the four quarters ended December 31, 2015
(in thousands)
Three months ended December 31, 2015	23,889
Three months ended September 30, 2015	14,089
Three months ended June 30, 2015	4,388
Three months ended March 31, 2015	2,519

Total for the four quarters	$44,885

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

The following is a reconciliation of net income as reported to Consolidated EBITDA for the years ended December 31, 2015 and 2014 and each fiscal quarter of 2015 and 2014:

	Three Months Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
			(in thousands)
Net income as reported	(2,105)	$(1,727)	$5,104	$11,006	$12,278
Subtract out:
Undistributed equity (earnings) losses, net	(288)	(2)	459	(517)	(348)
Add back:
Income tax provision (benefit)	(1,363)	(717)	2,745	5,962	6,627
Interest expense	1,431	1,459	1,454	1,402	5,746
Financing expense	154	—	—	—	154
Depreciation and amortization	3,555	3,638	3,510	3,500	14,203
Stock compensation expense	750	773	791	2,972	5,286
Contingent consideration accretion	147	1,545	—	(876)	816
Restructuring expenses (1)	—	—	—	437	437
Permitted acquisition related expenses, net of recovery	238	(581)	26	3	(314)

Consolidated EBITDA	$2,519	$4,388	$14,089	$23,889	$44,885

	Three Months Ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
			(in thousands)
Net income as reported	(2,929)	$(3,202)	$(1,586)	$9,261	$1,544
Subtract out:
Undistributed equity (earnings) losses, net	208	(41)	5,193	1,364	6,724
Add back:
Income tax provision (benefit)	(1,185)	(1,586)	3,123	5,473	5,825
Interest expense	1,390	1,672	1,698	1,658	6,418
Financing expense	—	—	—	758	758
Depreciation and amortization	3,613	3,716	3,299	3,572	14,200
Stock compensation expense	726	713	694	2,360	4,493
Loss on early retirement of debt (1)	319	—	—	27	346
Intangible asset impairment	—	—	3,384	—	3,384
Contingent consideration accretion	—	—	665	(4,115)	(3,450)
Restructuring expenses (1)	—	125	—	—	125
Permitted acquisition related expenses	1,518	97	—	560	2,175

Consolidated EBITDA	$3,660	$1,494	$16,470	$20,918	$42,542

(1)	Loss on retirement of debt and restructuring expenses represent non-recurring charges incurred during such periods and are permitted exclusions from the Company’s Consolidated EBITDA, pursuant to the Company’s Credit Agreement.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to 18.0 million Chinese Renminbi (“RMB”) ($2.9 million). The

HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At December 31, 2015, RMB 1.6 million ($252,000) was outstanding and the interest rate was 5.0% under the HSBC Facility.

Capital expenditures

Capital expenditures for the year ended December 31, 2015 were $5.2 million.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $20.1 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period.

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. None of these foreign exchange contracts were designated as hedges as required in order to apply hedge accounting. An aggregate notional amount of $5.5 million foreign exchange contracts are open at December 31, 2015.

Dividends

The Board of Directors declared a dividend of $0.0375 per share, payable on each of February 14, 2014, May 15, 2014, August 15, 2014, November 14, 2014, February 13, 2015, May 15, 2015 and, August 14, 2015 and declared a dividend of $0.0425 per share, payable on each of November 13, 2015 and February 15, 2016.

Operating activities

Net cash provided by operating activities was $46.5 million in 2015 compared to $4.6 million in 2014 and $35.8 million in 2013. The increase was primarily attributable to a decrease in accounts receivable, a decrease in inventory and an increase in net income.

Investing activities

Net cash used in investing activities was $5.0 million in 2015 compared to $72.2 million in 2014 and $3.8 million in 2013. In 2014 investing activities primarily related to the cash consideration paid in the 2014 acquisition of Kitchen Craft. No such investing activities occurred in 2015 and 2013.

Financing activities

Net cash used in financing activities was $39.1 million in 2015 compared to net cash provided by financing activities $67.8 million in 2014 and cash used in financing activities of $29.0 million in 2013. The Company had net repayments of $26.7 million, net borrowings of $43.9 million and net repayments of $11.7 million under its Revolving Credit Facility in 2015, 2014 and 2013, respectively. The proceeds from the 2014 borrowings were principally used to finance the 2014 acquisition of Kitchen Craft. Additionally, a portion of the Company’s 2013 borrowings were used to repurchase 245,575 shares of common stock under the 2013 stock repurchase program for a total cost of $3.2 million.

CONTRACTUAL OBLIGATIONS

As of December 31, 2015, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$140,275	$17,058	$30,770	$21,412	$71,035
Short-term debt	21,123	21,123	—	—	—
Long-term debt	81,183	—	46,709	34,474	—
Interest on debt	7,984	3,128	3,968	888	—
Minimum royalty payments	22,692	6,986	13,556	1,546	604
Post retirement benefits	3,598	144	690	761	2,003
Contingent consideration (1)	4,085	3,193	892	—	—

Total	$280,940	$51,632	$96,585	$59,081	$73,642

(1)	Reported amounts reflect the fair value of contingent payment obligations in connection with certain acquisitions.

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

The Company’s functional currency is the U.S. Dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the United Kingdom, Mexico, Canada, Brazil, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2015, approximately 16% of the Company’s net sales revenue was in foreign currencies, compared to 18% for the year ended December 31, 2014. These sales were primarily denominated in British Pounds, Euros and Canadian Dollars. The Company makes most of its inventory purchases from the Far East and uses the U.S. Dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. Dollar as the functional and reporting currency, would result in an approximately $0.4 million increase in SG&A expense.

In 2015, the Company entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Included in selling, general and administrative expenses in the consolidated statement of operations is a gain of $272,000 related to these foreign exchange derivative contracts. The aggregate notional amount of outstanding foreign exchange contracts was $5.5 million at December 31, 2015.

The Company’s Revolving Credit Facility and Term Loan, provided for under the Credit Agreement bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the Adjusted LIBO, the Prime Rate or the Federal Funds Rate; and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into an interest rate swap agreement in August 2012 to manage interest rate exposure in connection with its variable interest rate borrowings. As of December 31, 2015, approximately $82.2 million of the Company’s debt carries a variable rate of interest, as compared to $113.0 million at December 31, 2014. The decrease of variable rate interest borrowings was primarily due to the scheduled repayments of the Company’s term loan and repayments of borrowings under the Company’s Credit Facility. The remainder of the debt at December 31, 2015 (approximately $20.1 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $1.1 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous, parallel shifts in the yield curve.

The Company is a party to interest rate swap agreements with an aggregate notional amount of $20.1 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2015 in Item 15 commencing on page F-1 are incorporated herein by reference.

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2015. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2015
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$117,657	$120,935	$163,198	$185,880
Gross margin	44,908	43,511	56,952	69,015
Income (loss) from operations	(2,171)	(987)	9,762	17,627
Net income (loss)	(2,105)	(1,727)	5,104	11,006
Basic income (loss) per common share	(0.15)	(0.12)	0.37	0.79
Diluted income (loss) per common share	(0.15)	(0.12)	0.36	0.77

	Year ended December 31, 2014
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$118,411	$115,321	$162,244	$190,034
Gross margin	44,332	40,852	57,923	69,774
Income (loss) from operations	(2,197)	(3,157)	8,428	18,310
Net income (loss)	(2,929)	(3,202)	(1,586)	9,261
Basic income (loss) per common share	(0.22)	(0.24)	(0.12)	0.68
Diluted income (loss) per common share	(0.22)	(0.24)	(0.12)	0.66

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2015, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

On January 15, 2014, the Company acquired 100% of the share capital of Kitchen Craft. In connection with this acquisition, the Company has assessed the effectiveness of Kitchen Craft’s internal controls, and has deemed the controls over financial reporting to be effective as of December 31, 2015. Except for any changes in internal controls related to the integration of Kitchen Craft into the post-acquisition combined company, during the quarter ended on December 31, 2015, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lifetime Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lifetime Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Lifetime Brands, Inc. and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

March 14, 2016

Item 9B. Other Information

Not applicable.

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2016 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits*:

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2016)

4.1	Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s registration statement No. 333-137575 on Form S-3)

10.1	License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.3	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2007)*

10.4	Employment Agreement, dated March 4, 2011, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2011)*

10.5	First Amendment to Employment Agreement, dated April 30, 2012, between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2012)*

10.6	Employment Agreement, dated March 12, 2014, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2014)*

10.7	Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2006)

10.8	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.9	Amended 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 9, 2006)*

10.10	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2007)*

10.11	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 12, 2009)*

10.12	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 13, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 15, 2012)*

10.13	Lifetime Brands Inc. Amended and Restated 2000 Long-Term Incentive Plan dated June 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2015) *

10.14	Form of Restricted Stock Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015) *

10.15	Form of Deferred Stock (Performance-Vesting) Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015) *

10.16	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 9, 2006)*

10.17	Employment Agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2007)*

10.18	Amendment to Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010)*

10.19	Amendment of Employment Agreement, dated April 12, 2012, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 16, 2012)*

10.20	Amended and Restated Employment Agreement, dated September 10, 2015, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2015) *

10.21	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2007)

10.22	Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.23	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 6, 2007)

10.25	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.26	Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 12, 2009)*

10.27	Amendment of Amended and Restated Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.28	Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2012)*

10.29	Third Amended and Restated Employment Agreement, dated as of November 24, 2015, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2015)*

10.30	Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc., JPMorgan Chase Bank, N.A., as administrative agent and a co-collateral agent, and HSBC Business Credit (USA) Inc., as syndication agent and a co-collateral agent, with exhibits (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.31	Second Lien Credit Agreement, dated as of June 9, 2010, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed June 15, 2010)

10.32	Amendment No. 1 to the Second Lien Credit Agreement, dated as of March 9, 2011, among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.33	Amendment No. 2 of the Second Lien Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc. and Citibank, N.A., as administrative agent and collateral agent, with exhibits (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 3, 2011)

10.34	Amended and Restated Credit Agreement, dated as of October 28, 2011, by and among Lifetime Brands, Inc., the Foreign Subsidiary Borrowers parties thereto, the Other Loan Parties hereto, the Lenders party hereto, JP Morgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.35	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2011)

10.36	Senior Secured Credit Agreement, dated as of July 27, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.37	Amendment No. 1 to the Senior Secured Credit Agreement, dated as of November 13, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the Swap Agreement Counterparty, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 27, 2013)

10.38	Amendment No. 2 to the Senior Secured Credit Agreement, dated as of June 21, 2013, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2013)

10.39	Share Purchase Agreement, dated January 15, 2014, relating to Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

10.40	Deed of Variation and Settlement, dated April 1, 2015, by and among Lifetime Brands, Inc. and the sellers of Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2015)

10.41	Second Amended and Restated Credit Agreement, dated as of January 13, 2014, among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent, with exhibits. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

10.42	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of September 23, 2014 among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2014)

10.43	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of February 17, 2015 among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, The Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2015)

10.44	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 29, 2015, among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2015)

10.45	Employment Agreement, dated November 28, 2014, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 3, 2014)*

10.46	Amendment of Employment Agreement dated April 27, 2015 between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2015)*

10.47	Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2016)

14.1	Code of Ethics dated February 28, 2013 (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2013)

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September, 30 2008)

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG Cardenas Dosal, S. C. (Mexico)

23.3	Consent of Castillo Miranda Y Compañía, S.C.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Independent Registered Accounting Firm on Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), consolidated financial statements

99.2	Report of Independent Registered Accounting Firm on Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), consolidated financial statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Siegel	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2016
Jeffrey Siegel

/s/ Ronald Shiftan	Vice Chairman of the Board of Directors, Chief Operating Officer and Director	March 14, 2016
Ronald Shiftan

/s/ Laurence Winoker	Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2016
Laurence Winoker

/s/ David E.R. Dangoor	Director	March 14, 2016
David E.R. Dangoor

/s/ Michael J. Jeary	Director	March 14, 2016
Michael J. Jeary

/s/ John Koegel	Director	March 14, 2016
John Koegel

/s/ Cherrie Nanninga	Director	March 14, 2016
Cherrie Nanninga

/s/ Craig Phillips	Director	March 14, 2016
Craig Phillips

/s/ Dennis E. Reaves	Director	March 14, 2016
Dennis E. Reaves

/s/ Michael J. Regan	Director	March 14, 2016
Michael J. Regan

/s/ Sara Genster Robling	Director	March 14, 2016
Sara Genster Robling

/s/ William U. Westerfield	Director	March 14, 2016
William U. Westerfield

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company has a 30% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $24.7 million and $27.8 million at December 31, 2015 and 2014, respectively, and the Company’s equity in the net income (loss) of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $0.6 million, $0.2 million and ($4.0) million for the three years in the period ended December 31, 2015. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

March 14, 2016

LIFETIME BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands-except share data)

	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,131	$5,068
Accounts receivable, less allowances of $5,300 at December 31, 2015 and $6,663 at December 31, 2014	90,576	107,211
Inventory (Note M)	136,890	137,924
Prepaid expenses and other current assets	8,783	7,914

TOTAL CURRENT ASSETS	243,380	258,117

PROPERTY AND EQUIPMENT, net (Note M)	24,877	26,801
INVESTMENTS (Note C)	24,973	28,155
INTANGIBLE ASSETS, net (Note D)	96,593	103,597
DEFERRED INCOME TAXES (Note I)	6,486	—
OTHER ASSETS	2,643	4,732

TOTAL ASSETS	$398,952	$421,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note E)	20,000	$10,000
Short term loan (Note E)	252	765
Accounts payable	27,245	28,694
Accrued expenses (Note M)	40,154	36,961
Deferred income taxes (Note I)	—	2,293
Income taxes payable (Note I)	4,064	5,156

TOTAL CURRENT LIABILITIES	91,715	83,869

DEFERRED RENT & OTHER LONG-TERM LIABILITIES (Note M)	18,556	20,160
DEFERRED INCOME TAXES (Note I)	8,596	1,485
REVOLVING CREDIT FACILITY (Note E)	65,617	92,655
CREDIT AGREEMENT TERM LOAN (Note E)	15,000	35,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 14,030,221 at December 31, 2015 and 13,712,081 at December 31, 2014	140	137
Paid-in capital	165,780	160,315
Retained earnings	47,733	37,703
Accumulated other comprehensive loss (Note M)	(14,185)	(9,922)

TOTAL STOCKHOLDERS’ EQUITY	199,468	188,233

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$398,952	$421,402

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands – except per share data)

	Year Ended December 31,
	2015	2014	2013

Net sales	$587,670	$586,010	$502,721
Cost of sales	373,284	373,129	315,459

Gross margin	214,386	212,881	187,262
Distribution expenses	54,815	54,202	44,364
Selling, general and administrative expenses	134,903	133,786	114,345
Intangible asset impairment (Note D)	—	3,384	—
Restructuring expenses	437	125	367

Income from operations	24,231	21,384	28,186
Interest expense (Note E)	(5,746)	(6,418)	(4,847)
Financing expense	(154)	(758)	—
Loss on early retirement of debt (Note E)	—	(346)	(102)

Income before income taxes and equity in earnings	18,331	13,862	23,237
Income tax provision (Note I)	(6,627)	(5,825)	(9,175)
Equity in earnings (losses), net of taxes (Note C)	574	(6,493)	(4,781)

NET INCOME	$12,278	$1,544	$9,281

BASIC INCOME PER COMMON SHARE (NOTE H)	$0.89	$0.11	$0.73

DILUTED INCOME PER COMMON SHARE (NOTE H)	$0.86	$0.11	$0.71

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2015	2014	2013

Net income	$12,278	$1,544	$9,281
Other comprehensive income (loss), net of tax:
Translation adjustment (Note M)	(5,281)	(4,736)	(140)
Deferred (losses) gains on cash flow hedges (Notes F & M):
Fair value adjustment, net of tax of $1 in 2015, $9 in 2014 and $160 in 2013	(2)	13	241

Total deferred (losses) gains on cash flow hedges	(2)	13	241

Effect of retirement benefit obligations (Note M):
Net income (loss) arising from retirement benefit obligations, net of tax of $211 in 2015, ($589) in 2014 and $241 in 2013	941	(1,507)	361
Less: amortization of loss included in net income, net of tax of $53 in 2015, $19 in 2014 and $36 in 2013	79	28	54

Total effects of retirement benefit obligations	1,020	(1,479)	415

Other comprehensive (loss) income, net of tax	(4,263)	(6,202)	516

Comprehensive income (loss)	$8,015	$(4,658)	$9,797

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Paid-in	Retained	Accumulated other comprehensive
	Shares	Amount	capital	earnings	loss	Total
BALANCE AT DECEMBER 31, 2012	12,754	$128	$142,489	$33,849	$(4,236)	$172,230
Comprehensive income:
Net income	—	—	—	9,281	—	9,281
Translation adjustment	—	—	—	—	(140)	(140)
Derivative fair value adjustment (Note F)	—	—	—	—	241	241
Effect of retirement benefit obligations	—	—	—	—	415	415

Total comprehensive income						9,797

Shares issued to directors (Note G)	21	—	277	—	—	277
Stock compensation expense (Note G)	—	—	2,604	—	—	2,604
Reduction of tax benefit from stock options, net	—	—	(310)	—	—	(310)
Exercise of stock options	248	2	1,213	—	—	1,215
Treasury Stock Repurchase	(246)	(2)	—	(3,227)	—	(3,229)
Dividends (Note G)	—	—	—	(1,679)	—	(1,679)

BALANCE AT DECEMBER 31, 2013	12,777	$128	$146,273	$38,224	$(3,720)	$180,905

Comprehensive income:
Net income	—	—	—	1,544	—	1,544
Translation adjustment	—	—	—	—	(4,736)	(4,736)
Derivative fair value adjustment (Note F)	—	—	—	—	13	13
Effect of retirement benefit obligations	—	—	—	—	(1,479)	(1,479)

Total comprehensive loss						(4,658)

Shares issued to directors (Note G)	23	—	344	—	—	344
Shares issued to employee (Note G)	5	—	2	—	—	2
Stock compensation expense (Note G)	—	—	2,489	—	—	2,489
Issuance of 581,432 shares of common stock for acquisition of Kitchen Craft (Note B)	581	6	8,376	—	—	8,382
Tax provision on exercise of stock options	—	—	343	—	—	343
Exercise of stock options	326	3	2,488	—	—	2,491
Dividends (Note G)	—	—	—	(2,065)	—	(2,065)

BALANCE AT DECEMBER 31, 2014	13,712	$137	$160,315	$37,703	$(9,922)	$188,233

Comprehensive income:
Net income	—	—	—	12,278	—	12,278
Translation adjustment	—	—	—	—	(5,281)	(5,281)
Derivative fair value adjustment (Note F)	—	—	—	—	(2)	(2)
Effect of retirement benefit obligations	—	—	—	—	1,020	1,020

Total comprehensive income						8,015

Shares issued to directors (Note G)	28	—	416	—	—	416
Shares issued to employees (Note G)	189	2	1,655	—	—	1,657
Stock compensation expense (Note G)	—	—	2,689	—	—	2,689
Reduction of tax benefit from stock options, net	—	—	(138)	—	—	(138)
Exercise of stock options	101	1	843	—	—	844
Dividends (Note G)	—	—	—	(2,248)	—	(2,248)

BALANCE AT DECEMBER 31, 2015	14,030	$140	$165,780	$47,733	$(14,185)	$199,468

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$12,278	$1,544	$9,281
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	46	286	139
Depreciation and amortization	14,203	14,200	10,415
Amortization of financing costs	641	617	528
Deferred rent	848	(722)	(962)
Deferred income taxes	(1,440)	(3,757)	(2,275)
Stock compensation expense	5,286	4,493	2,881
Undistributed equity (earnings) losses	(348)	6,724	5,354
Intangible asset impairment (Note D)	—	3,384	—
Loss on early retirement of debt (Note E)	—	346	102
Contingent consideration fair value adjustment	650	(4,203)	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	15,481	(6,209)	10,099
Inventory	(308)	(6,354)	(8,207)
Prepaid expenses, other current assets and other assets	1,087	(2,063)	(449)
Accounts payable, accrued expenses and other liabilities	(397)	(950)	9,437
Income taxes payable	(1,517)	(2,747)	(579)

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,510	4,589	35,764

INVESTING ACTIVITIES
Purchases of property and equipment	(5,166)	(6,171)	(3,842)
Equity investments	112	(764)	—
Kitchen Craft acquisition, net of cash acquired	—	(59,977)	—
Other acquisitions, net of cash acquired	—	(5,389)	—
Net proceeds from sale of property	26	68	11

NET CASH USED IN INVESTING ACTIVITIES	(5,028)	(72,233)	(3,831)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility (Note E)	263,632	278,014	220,222
Repayments from Revolving Credit Facility (Note E)	(290,346)	(234,067)	(231,959)
Repayments of Senior Secured Term Loan (Note E)	—	(20,625)	(14,375)
Proceeds from Credit Agreement Term Loan (Note E)	—	50,000	—
Repayments of Credit Agreement Term Loan (Note E)	(10,000)	(5,000)	—
Proceeds from Short Term Loan (Note E)	289	1,645	—
Payments from Short Term Loan (Note E)	(802)	(880)	—
Payments for stock repurchase	—	—	(3,229)
Payment of financing costs	(212)	(2,283)	—
Cash dividends paid (Note G)	(2,150)	(2,031)	(1,515)
Payment of capital lease obligations	(50)	—	—
Payment of contingent consideration	(391)	—	—
Proceeds from the exercise of stock options	843	2,488	1,215
Excess tax benefit from stock options	43	553	613

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(39,144)	67,814	(29,028)

Effect of foreign exchange on cash	(275)	(49)	171

INCREASE IN CASH AND CASH EQUIVALENTS	2,063	121	3,076

Cash and cash equivalents at beginning of year	5,068	4,947	1,871

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,131	$5,068	$4,947

See notes to consolidated financial statements

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels. The Company markets and sells its products principally on a wholesale basis to retailers. The Company also markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff, Mikasa, Fred and Friends, Built NY, Lifetime Sterling and The English Table Internet websites.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K.

The accompanying consolidated financial statements include estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most significant of these estimates and assumptions relate to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of tangible and intangible assets, stock based compensation expense, estimates for unpaid healthcare claims, derivative valuations, accruals related to the Company’s tax positions and tax valuation allowances. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency

All foreign wholly-owned subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Income and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are recognized in selling, general and administrative expenses in the consolidated statements of operations. Foreign currency gain/loss included within selling, general and administrative expenses was a $714,000 loss in 2015, $1.4 million loss in 2014 and a $258,000 loss in 2013.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail direct sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail direct sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.6 million in 2015 and $1.4 million for each of the years ended December 31, 2014 and 2013. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Distribution expenses

Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $11.3 million, $11.4 million and $9.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. Handling costs of products sold are included in cost of sales.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $1.5 million, $1.6 million and $0.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

DECEMBER 31, 2015

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

During the years ended December 31, 2015, 2014, and 2013, Wal-Mart Stores, Inc., including Sam’s Club and, in the United Kingdom, Asda Superstore, (“Walmart”), accounted for 16%, 16%, and 15% of net sales, respectively. Sales to Walmart are included in the Company’s U.S. Wholesale and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.

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

DECEMBER 31, 2015

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

Share-based compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, “Stock Compensation”, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Performance share awards are initially valued at the Company’s closing stock price on the date of grant. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by the end of the performance period, as determined by the Compensation Committee. Compensation expense for performance awards is recognized over the vesting period, and will vary based on remeasurement during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense is reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The performance share awards vest in full at the end of a three year period.

The Company bases the estimated fair value of restricted stock awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares awarded. Compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.

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

In December 2015, the Company commenced a plan to reorganize its product categories and U.S. Wholesale organizational structure. The Company recorded $437,000 of restructuring expenses during the year ended December 31, 2015 related to the execution of this plan. The Company expects to recognize an additional $0.5 million, primarily for severance, in the first quarter of 2016 related to the execution of this plan.

In May 2014, the Company commenced a plan to consolidate its customer service and call center functions and eliminated certain employee positions in connection with this consolidation. The Company recorded $125,000 of restructuring expenses during the year ended December 31, 2014 related to the execution of this plan. The Company does not anticipate that it will incur any further restructuring expenses related to this plan.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within with those years. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early adoption permitted. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 on a prospective basis as of December 31, 2015. Prior period amounts were not retrospectively adjusted.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company does not expect that the adoption of the ASU will have a significant impact on its consolidated financial statements.

In July, 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs and during August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU will be applied on a retrospective basis and early adoption is permitted. The Company’s adoption of this guidance will not have a material impact on the Company’s consolidated financial position.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The Company is currently determining its implementation approach and assessing the impact, if any, on the consolidated financial statements.

NOTE B —ACQUISITIONS

Kitchen Craft

On January 15, 2014, the Company acquired 100% of the share capital of Thomas Plant (Birmingham) Limited (“Kitchen Craft”) for cash in the amount of £37.4 million (approximately $61.3 million) and 581,432 shares of common stock of the Company with an intrinsic value of £5.5 million ($9.0 million). The purchase price also includes contingent cash consideration of up to £5.5 million ($9.0 million) which will be payable in future years if Kitchen Craft achieves certain financial targets. Kitchen Craft is a leading supplier of kitchenware products and accessories in the United Kingdom. The assets, liabilities and operating results of Kitchen Craft are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

In April 2015, the Company entered into a Deed of Variation and Settlement with the sellers of Kitchen Craft to amend the calculation and financial targets of the contingent consideration included in the share purchase agreement. The maximum undiscounted contingent consideration to be paid remains unchanged at £5.5 million. As a result of the amendment, in April 2015, a charge of £1.0 million (approximately $1.5 million) was recorded in selling, general and administration expenses. As of December 31, 2015, the fair value of the amended contingent consideration is £2.7 million (approximately $4.0 million).

Kitchen Craft was the sponsor of a defined benefit pension plan (the “Plan”) for which service costs accrual ceased prior to the acquisition. Pursuant to the share purchase agreement, the Company and the sellers agreed to take action to settle the Plan’s obligation through the purchase of a group annuity contract, to individual annuity contracts and to terminate the Plan. The Plan was settled and terminated in the fourth quarter of 2015. There was no impact to the Company’s consolidated statement of operations for the year ended December 31, 2015 in connection with the 2015 settlement of the Plan.

The Company’s net periodic benefit costs for the years ended December 31, 2015 and 2014 are described in Note L.

Unaudited pro forma results

The year ended December 31, 2014 includes the operations of Kitchen Craft for the period from January 15, 2014 to December 31, 2014. The consolidated statement of operations for the year ended December 31, 2014 includes $67.6 million of net sales and $4.1 million of income from operations attributable to Kitchen Craft.

The following table presents the Company’s pro forma consolidated net sales and income before income taxes and equity in earnings for the years ended December 31, 2014 and 2013. The unaudited pro forma results include the historical statements of operations information of the Company and of Kitchen Craft, giving effect to the Kitchen Craft acquisition and related financing as if they had occurred at the beginning of the period presented. The Company consummated certain other acquisitions during the year ended December 31, 2014; however the Company has not included the results prior to their acquisition in these pro forma results as the impact would not have been material.

	Unaudited pro forma results
	Year ended
	December 31, 2014	December 31, 2013
	(In thousands, except per share data)
Net sales	$586,010	$567,218
Income before income taxes and equity in earnings	15,760	26,491
Net income	2,702	12,031
Basic earnings per common share	0.20	0.90
Diluted earnings per common share	$0.19	$0.88

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Kitchen Craft acquisition:

(i)	the elimination of the charge in cost of sales related to the increase in fair value of acquired inventory of $0.9 million in the year ended December 31, 2014;

(ii)	an increase in amortization expense related to the fair value of the identifiable intangible assets of $3.4 million in the year ended December 31, 2013;

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(iii)	the elimination of acquisition costs recorded in the years ended December 31, 2014 and 2013 of $1.0 million and $0.6 million, respectively;

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

See Note M for amounts accrued as of December 31, 2015 and 2014 related to contingent consideration. The estimated fair value of the contingent consideration was calculated using level 3 unobservable inputs.

NOTE C — EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”) an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2015, 2014, and 2013 in the accompanying consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 17.38 and MXN 14.74 at December 31, 2015 and 2014, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 14.94 to 16.76, MXN 12.99 to 13.87 and MXN 12.46 to 13.01, during the years ended December 31, 2015, 2014, and 2013, respectively. The effect of the translation of the Company’s investment resulted in a decrease of the investment of $4.9 million, $4.0 million and $0.3 million during the years ended December 31, 2015, 2014, and 2013, respectively. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $226,000, $230,000, and $571,000 from Vasconia during the years ended December 31, 2015, 2014, and 2013, respectively. Included in prepaid expenses and other current assets at December 31, 2015 and 2014 was $55,000 and $33,000 due from Vasconia. Included within accrued expenses at December 31, 2015 and 2013 was $28,000 and $152,000 due to Vasconia.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Summarized income statement information for the years ended December 31, 2015, 2014, and 2013, as well as summarized balance sheet information as of December 31, 2015 and 2014, for Vasconia in USD and MXN is as follows:

	Year Ended December 31,
	2015		2014		2013
	(in thousands)
Income Statement	USD	MXN	USD	MXN	USD	MXN
Net Sales	$178,832	$2,824,399	$188,863	$2,514,294	$159,574	$2,038,200
Gross Profit	33,982	534,285	35,592	474,482	28,775	367,944
Income from operations	10,551	165,507	7,790	103,658	5,438	70,430
Net Income	7,353	117,194	5,328	71,732	4,315	55,077

	December 31,
	2015		2014
	(in thousands)
Balance Sheet	USD	MXN	USD	MXN
Current assets	$100,482	$1,745,922	$110,865	$1,634,154
Non-current assets	87,118	1,513,724	86,888	1,280,723
Current liabilities	38,983	677,355	37,032	545,852
Non-current liabilities	56,339	978,910	58,753	866,022

The Company recorded equity in earnings (losses) of Vasconia, net of taxes, of $0.6 million, $0.2 million and $(4.0) million for the years ended December 31, 2015, 2014, and 2013, respectively. Equity in earnings in 2015 and 2014 includes deferred tax expense of $1.3 million and $1.1 million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Equity in losses in 2013 includes a charge of $5.0 million, net of tax, for the reduction in Vasconia’s fair value as a result of a decline in the quoted stock price and the 2013 quarterly decline in the operating results of Vasconia.

As of December 31, 2015, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $35.9 million. The carrying value of the Company’s investment in Vasconia was $24.7 million.

The Company owns a 40% equity interest in GS Internacional S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. As a result of the decline in operating results of GSI and the current business environment in Brazil, the Company evaluated its carrying value of the investment for other-than-temporary impairment under the equity-method of accounting. Management performed an evaluation of quantitative factors and concluded that the investment was other-than-temporarily impaired as of September 30, 2014. The estimate of fair value was based upon the median of the income-approach (discounted cash flow method) and market-approach valuation methodology using Level 3 unobservable inputs. During the fourth quarter of 2014, the Company purchased 40% of newly issued common stock of GSI for R$2.0 million ($764,000). The Company assessed the valuation of its fourth quarter investment in GSI and determined there were no significant changes to the assumptions used in the valuation of GSI performed during the third quarter. As a result, the new investment was also determined to be impaired. Accordingly, the Company recorded a total $6.0 million impairment charge, net of tax, in equity in earnings (losses), net of tax during the third and fourth quarters 2014. As of December 31, 2015 and 2014, the carrying value of the Company’s investment in GSI was $0 and therefore the Company has not recorded its share of equity in losses in the year ended December 31, 2015.

In February 2012, the Company entered into Grand Venture Holdings Limited (“Grand Venture”), a joint venture with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentages. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings (losses) in the Company’s consolidated statements of operations. The Company recorded

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

equity in losses of the joint venture of $20,000, $39,000 and $83,000 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the carrying value of the Company’s investment in Grand Venture was $246,000 and $251,000, respectively.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at December 31, 2015, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

NOTE D — GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets, all of which are included in the U.S. Wholesale and International segments, consist of the following (in thousands):

	Year Ended December 31,
	2015			2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	$18,101	$—	$18,101	$18,101	$—	$18,101
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616

Finite-lived intangible assets:
Licenses	15,847	(8,462)	7,385	15,847	(8,007)	7,840
Trade names	29,724	(6,818)	22,906	29,768	(4,568)	25,200
Customer relationships	50,823	(10,806)	40,017	50,823	(6,754)	44,069
Other	1,202	(634)	568	1,202	(431)	771

Total	$123,313	$(26,720)	$96,593	$123,357	$(19,760)	$103,597

The Company performed its 2015 annual impairment test for its indefinite-lived trade names as of October 1, 2015. The Company elected to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s indefinite-lived trade names are less than the carrying values. The Company considered events and circumstances that could affect the significant inputs used to determine the fair values of the indefinite-lived trade names. Based on the qualitative assessment, the Company determined it is not more likely than not that the fair values of the Company’s indefinite-lived trade names are less than the carrying values.

In 2014, the Company performed quantitative impairment test for its indefinite-lived trade names which involved the assessment of the fair market values of the Company’s indefinite-lived trade names based on Level 3 unobservable inputs, using a relief from royalty approach, assuming a discount rate of 14.0%-15.5% and an average long term growth rate of 2.5%-3%. The result of the impairment assessment of the Company’s indefinite-lived trade names indicated that the carrying values of the Elements® and Melannco® trade names exceeded their fair values as of October 1, 2014. The Company’s home décor products category has experienced a decline in sales and profit in recent years. The Company believes the most significant factor resulting in the decline was the reduction in retail space allocated by the Company’s customers to the category which has also contributed to pricing pressure. As a result of these factors, the Company recorded an impairment charge of $3.4 million, related to these brands, in its consolidated statement of operations for the year ended December 31, 2014.

In addition, as of October 1, 2015 and December 31, 2015, the Company assessed the carrying value of its goodwill and determined based on quantitative and qualitative factors that no impairment existed. The Company bypassed the optional qualitative impairment analysis for its three reporting units with goodwill for its October 1, 2015 impairment test. Accordingly, the first step of the two step goodwill impairment test as described was performed.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Under the first step, the estimated fair value of the reporting unit is calculated by the discounted cash flow method. The significant assumptions used under the discounted cash flow method are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. Under this approach, the resultant estimated fair value of each of the reporting units exceeded their carrying value as of October 1, 2015 and no goodwill impairment charges were recorded.

For one of the reporting units tested under the first step, the Kitchen Craft reporting unit, which carried goodwill of $13.0 million, the excess of fair value over its carrying value was 5%. This reporting unit was acquired in 2014, and therefore the Company did not expect the fair value to be significantly in excess of the carrying value. There were no fundamental changes in the business that would indicate a significant decline in the fair value since the acquisition date, however macroeconomic conditions in Europe have contributed to a decline in EBITDA. Management’s projections used to estimate the undiscounted cash flows included increasing net sales and operational improvements designed to reduce costs. Changes in any of the significant assumptions used can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to the second step of the test and potentially a material non-cash impairment charge could result. The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting units being less than the carrying value.

A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2012	$52,757	$5,085	$57,842
Amortization	(2,693)	—	(2,693)

Goodwill and Intangible Assets, December 31, 2013	50,064	5,085	55,149

Acquisition of trade names	12,348	—	12,348
Acquisition of customer relationships	32,417	—	32,417
Acquisition of other intangible assets	618	—	618
Goodwill from Kitchen Craft acquisition	—	13,016	13,016
Impairment of trade names	(3,384)	—	(3,384)
Amortization	(6,567)	—	(6,567)

Goodwill and Intangible Assets, December 31, 2014	85,496	18,101	103,597

Amortization	(7,004)	—	(7,004)

Goodwill and Intangible Assets, December 31, 2015	$78,492	$18,101	$96,593

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2015 are as follows:

Years
Trade names	14
Licenses	33
Customer relationships	13
Other	11

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2016	$6,993
2017	6,705
2018	6,705
2019	6,705
2020	6,690

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $7.0 million, $6.6 million and $2.7 million, respectively.

NOTE E — DEBT

Credit Agreement

In January 2014, the Company entered into the Second Amended and Restated Credit Agreement, which has been amended, with JPMorgan Chase Bank, N.A, as Administrative Agent and Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent (the “Credit Agreement”). The Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility of $50.0 million.

At December 31, 2015 and 2014, borrowings outstanding under the Revolving Credit Facility were $65.6 million and $92.7 million, respectively. At December 31, 2015 and 2014, open letters of credit were $1.4 million and $2.3 million, respectively. At December 31, 2015 and 2014, availability under the Revolving Credit Facility was approximately $86.2 million and $64.9 million, respectively. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory, each of which fluctuates based upon seasonality of the business, and certain trademark values, based upon periodic appraisals. Therefore, the actual borrowing capacity may be less than the $175.0 million commitment.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

As of December 31, 2015 and 2014, $35.0 million and $45.0 million, respectively, was outstanding under the Term Loan. In May 2015, the Credit Agreement was amended to provide for a $10.0 million prepayment of the Term Loan if such amount exceeded 50% of the Company’s excess cash flow for the 2015 fiscal year.

Interest rates on outstanding borrowings at December 31, 2015 ranged from 2.125% to 4.75%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.50 to 1.00 for the fiscal quarter ending December 31, 2015; 4.00 to 1.00 for each fiscal quarter ending March 31, June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

Pursuant to the Credit Agreement, as of December 31, 2015 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $99.7 million. The Company was in compliance with the financial covenants of the Credit Agreement at December 31, 2015.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At December 31, 2015, RMB 1.6 million ($252,000) was outstanding and the interest rate was 5.0% under the HSBC Facility.

NOTE F — DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional amount of $20.1 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive income (loss).

The Company has also entered into foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional amount of foreign exchange contracts at December 31, 2015 was $5.5 million. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in earnings immediately.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		Liabilities
		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2015	2014

Interest rate swaps	Acrrued Expenses	$10	$6
	Deferred rent & other long-term liability	25	26

		Assets
		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2015	2014

Foreign exchange contracts	Prepaid expenses and other current assets	$261	$—

The fair value of the derivatives have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivatives
	Year ended December 31,
Derivatives designated as hedging instruments	2015	2014	2013

Interest rate swaps	$(2)	$13	$241

No amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified to interest expense in the next twelve months.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows (in thousands):

Derivatives not designated as hedging instruments	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
		2015	2014	2013

Foreign exchange contracts	Selling, general and administrative expense	$272	$694	$—

NOTE G — CAPITAL STOCK

Long-term incentive plan

The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 4,850,000 shares of common stock. These shares of the Company’s common stock are available for

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance based awards and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to five years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to four years from the date of grant. Performance based awards that have been granted under the Plan vest after three years based upon the attainment of specified performance goals. As of December 31, 2015, there were 604,460 shares available for the grant of awards.

Cash dividends

Dividends were declared in 2015 and 2014 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0375	October 31, 2013	January 31, 2014	February 14, 2014
$0.0375	March 11, 2014	May 1, 2014	May 15, 2014
$0.0375	June 19, 2014	August 1, 2014	August 15, 2014
$0.0375	July 29, 2014	October 31, 2014	November 14, 2014
$0.0375	November 5, 2014	January 30, 2015	February 13, 2015
$0.0375	March 4, 2015	May 1, 2015	May 15, 2015
$0.0375	June 10, 2015	July 31, 2015	August 14, 2015
$0.0425	August 4, 2015	October 30, 2015	November 13, 2015
$0.0425	November 3, 2015	February 1, 2016	February 15, 2016

On March 3, 2016, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 16, 2016 to shareholders of record on May 2, 2016.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. During the year ended December 31, 2013, the Company repurchased 245,575 shares for a total cost of $3.2 million and thereafter retired the shares. No shares were repurchased during the years ended December 31, 2015 and 2014.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2015.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2015, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2012	2,528,177	13.06
Grants	390,800	12.26
Exercises	(247,827)	4.91
Cancellations	(68,000)	16.89
Expirations	(231,500)	22.46

Options outstanding at December 31, 2013	2,371,650	12.75
Grants	394,400	18.83
Exercises	(365,223)	8.63
Cancellations	(32,200)	12.23
Expirations	(42,000)	26.61

Options outstanding at December 31, 2014	2,326,627	14.19
Grants	89,600	13.99
Exercises	(110,375)	8.84
Cancellations	(37,750)	15.57
Expirations	(25,900)	26.60

Options outstanding at December 31, 2015	2,242,202	14.28	5.1	3,715,000

Options exercisable at December 31, 2015	1,725,944	$13.85	4.3	$3,551,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their in-the-money stock options on December 31, 2015. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2015 and the exercise price.

The total intrinsic values of those stock options that were exercised in the years ended December 31, 2015, 2014, and 2013 were $639,000, $3,103,000 and $1,997,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at December 31, 2015, before the effect of income taxes, was $3.1 million and is expected to be recognized over a weighted-average period of 2.0 years.

The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013 was $4.68, $9.73 and $6.12, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2015	2014	2013
Historical volatility	39%	58%	61%
Expected term (years)	5.2	6.0	5.6
Risk-free interest rate	1.67%	1.95%	0.88%
Expected dividend yield	1.18%	0.77%	0.97%

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2015 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Nonvested restricted shares, December 31, 2012	23,394	$11.54
Grants	22,459	13.26
Vested	(23,394)	11.54

Nonvested restricted shares, December 31, 2013	22,459	13.26
Grants	26,511	15.86
Vested	(22,459)	13.26

Nonvested restricted shares, December 31, 2014	26,511	15.86
Grants	100,073	14.78
Vested	(24,649)	15.97
Cancellations	(500)	14.84

Nonvested restricted shares, December 31, 2015	101,435	$14.77

Total unrecognized compensation expense remaining	$1,089,700

Weighted-average years expected to be recognized over	2.6

The total fair value of restricted stock that vested during the year ended December 31, 2015 was $374,000.

Performance shares

During the year ended December 31, 2015, awards for performance shares were granted under the Plan. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by December 31, 2017, as determined by the Compensation Committee. The shares are subject to the terms and conditions of the Plan.

A summary of the Company’s performance-based award activity and related information for the year ended December 31, 2015 is as follows:

	Performance- based awards	Weighted- average grant date fair value
Nonvested performance-based awards, January 1, 2015	—	$—
Grants (at target)	66,650	14.84
Cancellations	(500)	14.84

Nonvested performance-based awards, December 31, 2015	66,150	$14.84

Total unrecognized compensation expense remaining	$740,560

Weighted-average years expected to be recognized over	2.0

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The Company recognized total stock compensation expense of $5.3 million for the year ended December 31, 2015, of which $2.2 million represents stock option compensation expense, $0.8 million represents restricted stock, including restricted stock granted to directors, and performance based compensation expense and $2.2 million represents stock awards. For the year ended December 31, 2014 the Company recognized total stock compensation expense of $4.5 million, of which $2.5 million represents stock option compensation expense, $0.3 million represents restricted stock compensation expense and $1.7 million represents stock awards. For the year ended December 31, 2013, the Company recognized total stock compensation expense of $2.9 million.

NOTE H — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
	(in thousands - except per share amounts)
Net income – Basic and Diluted	$12,278	$1,544	$9,281

Weighted-average shares outstanding – Basic	13,850	13,519	12,757
Effect of dilutive securities:
Stock options and restricted stock	416	455	286

Weighted-average shares outstanding – Diluted	14,266	13,974	13,043

Basic income per common share	$0.89	$0.11	$0.73

Diluted income per common share	$0.86	$0.11	$0.71

The computations of diluted income per common share for the years ended December 31, 2015, 2014 and 2013 excludes options to purchase 1,467,857, 2,004,836 and 1,417,145 shares of the Company’s common stock, respectively. These shares were excluded due to their antidilutive effect.

NOTE I — INCOME TAXES

The components of income before income taxes, equity in earnings and extraordinary item are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$22,096	$10,251	$26,470
Foreign	(3,765)	3,611	(3,233)

Total income before income taxes and equity in earnings	$18,331	$13,862	$23,237

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The provision for income taxes (before equity in earnings) consists of:

	Year Ended December 31,
	2015	2014	2013
		(in thousands)
Current:
Federal	$5,584	$4,709	$8,996
State and local	1,879	1,284	1,707
Foreign	604	1,691	747
Deferred	(1,440)	(1,859)	(2,275)

Income tax provision	$6,627	$5,825	$9,175

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred income tax assets:
Deferred rent expense	$4,028	$3,686
Stock options	4,179	3,348
Inventory	1,298	1,312
Operating loss carry-forward	2,213	2,073
Accounts receivable allowances	217	406
Accrued compensation	867	897
Other	2,820	2,911

Total deferred income tax assets	$15,622	$14,633

Significant components of the Company’s net deferred income tax (liability) asset are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred income tax liabilities:
Depreciation and amortization	$(3,121)	$(3,461)
Intangibles	(12,380)	(12,549)
Equity in earnings	(154)	(504)

Total deferred income tax liabilities	(15,655)	(16,514)

Net deferred income tax asset (liability)	(33)	(1,881)

Valuation allowance	(2,077)	(1,897)

Net deferred income tax (liability) asset	$(2,110)	$(3,778)

The Company has generated various state net operating loss carryforwards of which, $13.4 million remained at December 31, 2015 that begin to expire in 2016. The Company has net operating losses in foreign jurisdictions of

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

$7.5 million at December 31, 2015 that begin to expire in 2020. The reduction in the deferred tax liabilities is primarily due to the enactment of lower corporate income tax rates in the United Kingdom, from 20% in 2015 to 18% in 2020. The valuation allowance which remained as of December 31, 2015 relates to certain state and foreign net operating losses.

The provision for income taxes (before equity in earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2015	2014	2013

Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	5.3	4.9	5.5
Foreign rate differences	(8.6)	(2.7)	(1.1)
Non-deductible expenses	5.5	6.4	2.8
Other	(1.0)	(1.6)	(2.7)

Provision for income taxes	36.2%	42.0%	39.5%

The estimated values of the Company’s gross uncertain tax positions at December 31, 2015, 2014 and 2013 are liabilities of $157,000, $572,000 and $351,000, respectively, and consist of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at January 1	$(572)	$(351)	$(301)
Additions based on tax positions related to the current year	(15)	—	(31)
Additions for tax positions of prior years	—	(221)	(164)
Settlements	430	—	145

Balance at December 31	$(157)	$(572)	$(351)

The Company had approximately $42,000 and $40,000, net of federal and state tax benefit, accrued at December 31, 2015 and 2014, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of income taxes.

If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $149,000 all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that $76,000 of its tax positions will be resolved within the next twelve months.

The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2013. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Illinois, New York, New Jersey and the United Kingdom. At December 31, 2015, the periods subject to examination by the Company’s major state jurisdictions are the years ended 2011 through 2014.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE J — BUSINESS SEGMENTS

Segment information

The Company has three reportable segments, U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International Segment consists of certain business operations conducted outside the U.S. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff, Mikasa, Built NY, Fred & Friends and Lifetime Sterling websites.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net sales:
U.S. Wholesale	$458,593	$441,293	$444,187
International	108,000	125,230	38,907
Retail Direct	21,077	19,487	20,680
Non-operating adjustment(1)	—	—	(1,053)

Total net sales	$587,670	$586,010	$502,721

Income from operations:
U.S. Wholesale(2)	$41,343	$34,874	$46,303
International (3)	(1,600)	3,759	(2,151)
Retail Direct	(596)	(1,034)	(62)
Non-operating adjustment(1)	—	—	(1,053)
Unallocated corporate expenses	(14,916)	(16,215)	(14,851)

Total income from operations	$24,231	$21,384	$28,186

Depreciation and amortization:
U.S. Wholesale	$8,784	$8,618	$8,549
International	5,272	5,379	1,601
Retail Direct	147	203	265

Total depreciation and amortization	$14,203	$14,200	$10,415

Note:

(1)	In 2013, the Company recorded a non-operating adjustment to reduce accounts receivable for previously issued credits within the Retail Direct business which related to 2010 and earlier periods.
(2)	In 2014, income from operations for the U.S. Wholesale segment included a $3.4 million of intangible asset impairment charge and $4.2 million related to the reduction in certain contingent consideration accruals.
(3)	In 2015, income from operations for the International segment includes a $1.0 million net charge related to the change in certain contingent consideration accruals.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Assets:
U.S. Wholesale	$269,764	$287,744	$291,757
International	115,128	128,055	35,365
Retail Direct	443	535	730
Unallocated/ corporate/ other	13,617	5,068	8,887

Total assets	$398,952	$421,402	$336,739

Capital expenditures:
U.S. Wholesale	$4,087	$5,431	$3,375
International	1,004	650	272
Retail Direct	75	90	195

Total capital expenditures	$5,166	$6,171	$3,842

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Goodwill:
U.S. Wholesale
Beginning balance	$2,412	$2,412	$2,412
Acquisition activity	—	—	—

Ending balance	2,412	2,412	2,412

International
Beginning balance	15,689	2,673	2,673
Acquisition activity	—	13,016	—

Ending balance	15,689	15,689	2,673

Total goodwill (1)	$18,101	$18,101	$5,085

Note:

(1)	No goodwill is allocated to the Company’s Retail Direct reportable segment.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Geographical information

The following table sets forth net sales and long-lived assets by the major geographic locations:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net sales:
United States	$462,234	$436,049	$439,129
United Kingdom	81,347	93,432	29,012
Rest of World	44,089	56,529	34,580

Total	$587,670	$586,010	$502,721

	December 31,
	2015	2014
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$49,990	$54,594
United Kingdom	1,550	3,927
Rest of World	953	1,167

Total	$52,493	$59,688

Product category information – net sales

The following table sets forth net sales by major product categories included within the Company’s U.S. Wholesale operating segment:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Category:
Kitchenware	$271,045	$269,265	$281,211
Tableware	124,353	117,546	110,108
Home Solutions	63,195	54,482	52,868

Total	$458,593	$441,293	$444,187

The following table sets forth net sales by major product categories included within the Company’s International operating segment:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Category:
Kitchenware	$61,291	$67,604	$—
Tableware	46,709	57,626	38,907

Total	$108,000	$125,230	$38,907

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE K — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has lease agreements for its corporate headquarters, distribution centers, showrooms and sales offices that expire through 2029. These leases generally provide for, among other things, annual base rent escalations and additional rent for real estate taxes and other costs.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2016	$17,058
2017	17,294
2018	13,476
2019	11,280
2020	10,132
Thereafter	71,035

Total	$140,275

Rent and related expenses under operating leases were $17.4 million, $15.8 million and $14.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. There was no sublease rental income in 2015, 2014 or 2013.

The Company leases two properties from the trustees of active retirement benefit plans in which former and current employees of the Company participate in. Total lease payments made to these related parties in 2015 were $850,000. The lease agreements expire in 2020.

Royalties

The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2023. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31,
2016	$6,986
2017	6,823
2018	6,733
2019	1,140
2020	406
Thereafter	604

Total	$22,692

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site.

On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for OU-1, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit which will consist of further investigations to determine the nature and extent of groundwater contamination. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to numerous other entities affiliated with the Site, which used the contaminants of concern.

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

NOTE L — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $18,000 ($24,000 for employees 50 years or over) for 2015. Effective January 1, 2009, the Company suspended its matching contribution as an expense savings measure. The Company’s United Kingdom-based subsidiaries also maintain defined contribution pension plans.

Retirement benefit obligations

The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. These obligations under these agreements are unfunded and amounted to $6.5 million at December 31, 2015 and $6.9 million at December 31, 2014.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The discount rate used to calculate the retirement benefit obligations was 3.96% at December 31, 2015 and 3.65% at December 31, 2014. The retirement benefit obligations are included in accrued expenses and deferred rent and other long-term liabilities.

The Company expects to recognize $91,000 of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2016.

Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year ending December 31,
2016	$144
2017	294
2018	396
2019	386
2020	375
2021 through 2024	2,003

Kitchen Craft pension plan

Kitchen Craft was the sponsor of a defined benefit pension plan (the “Plan”) for which service costs accrual ceased prior to its acquisition in January 2014. In October 2014, the Plan trustees secured, in full, all benefits payable or contingently payable under the Plan (subject to adjustment as determined by the UK pension authority in connection with its approval of the Plan’s termination) through the purchase of a group annuity contract from a major UK-based insurance company. The share purchase agreement, pursuant to which the Company acquired Kitchen Craft, provides that any additional contributions required in connection with the settlement and termination of the Plan shall be offset by future amounts owed to the sellers or, if those amounts are insufficient, reimbursed to the Company by the sellers. Accordingly, there was no impact, nor is there any expected future impact, to the Company’s statement of operations in connection with the settlement and termination of the Plan, which occurred in 2015.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

The following table summarizes the changes in the projected benefit obligations and plan assets for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Change in projected benefit obligations
Projected benefit obligations, beginning of year/ acquisition	$13,796	$11,678
Interest cost	—	364
Actuarial (gain) loss	(2,492)	2,887
Benefits paid	(58)	(216)
Annuity purchase	(11,008)	—
Currency adjustment	(238)	(917)

Projected benefit obligations, end of year	$—	$13,796

Change in plan assets
Fair value of plan assets, beginning of year/ acquisition	$15,533	$11,678
Actual return on plan assets	(1,903)	2,618
Employer (refund) contributions	(2,295)	2,471
Benefits paid	(58)	(216)
Annuity purchase	(11,008)	—
Currency adjustment	(269)	(1,018)

Fair value of plan assets, end of year	$—	$15,533

Net Plan funding, end of year	$—	$1,738

The following table summarizes the components of net period pension costs:

	Year Ended
	December 31,
	2015	2014
	(in thousands)
Components of net periodic pension cost
Expected return on plan assets	$—	$(390)
Interest cost on projected benefit obligations	—	364

Net periodic pension cost	$—	$(26)

The accumulated benefit obligations at December 31, 2015 and 2014 are $0 and $13.8 million. The amounts in accumulated other comprehensive income at December 31, 2015 and 2014 are $0 and $623,000.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE M — OTHER

Inventory

The components of inventory are as follows:

	December 31,
	2015	2014
	(in thousands)
Finished goods	$133,618	$134,564
Work in process	1,754	1,887
Raw materials	1,518	1,473

Total	$136,890	$137,924

Property and equipment

Property and equipment consist of:

	December 31,
	2015	2014
	(in thousands)
Machinery, furniture and equipment	$88,914	$85,556
Leasehold improvements	28,989	28,056
Building and improvements	1,604	1,604
Construction in progress	1,543	1,108
Land	100	100

	121,150	116,424
Less: accumulated depreciation and amortization	(96,273)	(89,623)

Total	$24,877	$26,801

Depreciation and amortization expense of property and equipment for the years ended December 31, 2015, 2014 and 2013 was $7.2 million, $7.7 million and $7.7 million, respectively.

Included in machinery, furniture and equipment at each of December 31, 2015 and 2014 is $2.3 million and $2.1 million, respectively, related to assets recorded under capital leases. Included in accumulated depreciation and amortization at December 31, 2015 and 2014 is $2.1 million and $2.0 million, respectively, related to assets recorded under capital leases.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Accrued expenses

Accrued expenses consist of:

	December 31,
	2015	2014
	(in thousands)
Customer allowances and rebates	$10,474	$12,314
Compensation and benefits	10,762	9,412
Interest	241	224
Vendor invoices	4,424	3,071
Royalties	2,330	2,266
Commissions	989	1,222
Freight	1,360	1,519
Professional fees	860	1,527
VAT	1,312	1,400
Contingent consideration related to acquisitions	3,193	—
Other	4,209	4,006

Total	$40,154	$36,961

Deferred rent & other long-term liabilities

Deferred rent & other long-term liabilities consist of:

	December 31,
	2015	2014
	(in thousands)
Deferred rent liability	$10,450	$9,530
Retirement benefit obligations	6,349	6,776
Contingent consideration related to acquisitions	892	3,286
Compensation	719	542
Capital lease obligations	121	—
Derivative liability	25	26

Total	$18,556	$20,160

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

Supplemental cash flow information

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,909	$5,035	$4,115
Cash paid for taxes	8,963	4,912	10,862

Non-cash investing activities:
Translation adjustment	$(5,281)	$(4,736)	$(140)

Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(7,680)	$(2,944)	$(2,804)
Translation adjustment during period	(5,281)	(4,736)	(140)

Balance at end of year	$(12,961)	$(7,680)	$(2,944)

Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(2,224)	$(745)	$(1,160)
Net gain (loss) arising from retirement benefit obligations, net of tax	941	(1,507)	361
Amounts reclassified from accumulated other comprehensive loss:
Amortization of loss, net of tax(1)	79	28	54

Balance at end of year	$(1,204)	$(2,224)	$(745)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$(18)	$(31)	$(272)
Derivative fair value adjustment, net of tax	(2)	13	241

Balance at end of year (2)	$(20)	$(18)	$(31)

Notes:

(1)	Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.
(2)	No amounts were reclassified out of accumulated other comprehensive loss. Amounts reclassified would be recorded in interest expense on the consolidated statements of operations.

Item 15(a)

LIFETIME BRANDS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at beginning of period	Due to acquisitions	Charged to costs and expenses		Deductions		Balance at end of period

Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$815	$—	$226		$(344	) (a)	$697
Reserve for sales returns and allowances	5,848	—	6,504	(c)	(7,749	) (b)	4,603

	$6,663	$—	$6,730		$(8,093)		$5,300

Year ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$473	$119	$401		$(178	) (a)	$815
Reserve for sales returns and allowances	4,736	350	10,996	(c)	(10,234	) (b)	5,848

	$5,209	$469	$11,397		$(10,412)		$6,663

Year ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$361	$—	$260		$(148	) (a)	$473
Reserve for sales returns and allowances	3,635	—	6,004	(c)	(4,903	) (b)	4,736

	$3,996	$—	$6,264		$(5,051)		$5,209

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Allowances granted.
(c)	Charged to net sales.

S-1