Form 10-Q
period 2016-03-31
LIFETIME BRANDS, INC
filed 2016-05-10
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2016 was 14,223,442.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,878	$7,131
Accounts receivable, less allowances of $4,436 at March 31, 2016 and $5,300 at December 31, 2015	74,203	90,576
Inventory (Note A)	139,670	136,890
Prepaid expenses and other current assets	10,771	8,783
Income taxes receivable (Note H)	4,033	—

TOTAL CURRENT ASSETS	234,555	243,380

PROPERTY AND EQUIPMENT, net	24,443	24,877
INVESTMENTS (Note B)	24,363	24,973
INTANGIBLE ASSETS, net (Note C)	94,843	96,593
DEFERRED INCOME TAXES (Note H)	6,825	6,486
OTHER ASSETS	2,261	2,022

TOTAL ASSETS	$387,290	$398,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note D)	$24,733	$19,646
Short term loan (Note D)	135	252
Accounts payable	21,183	27,245
Accrued expenses	33,212	40,154
Income taxes payable (Note H)	—	4,064

TOTAL CURRENT LIABILITIES	79,263	91,361

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	18,967	18,556
DEFERRED INCOME TAXES (Note H)	8,860	8,596
REVOLVING CREDIT FACILITY (Note D)	77,040	65,617
CREDIT AGREEMENT TERM LOAN (Note D)	7,197	14,733

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 25,000,000; shares issued and outstanding: 14,219,192 at March 31, 2016 and 14,030,221 at December 31, 2015	142	140
Paid-in capital	168,876	165,780
Retained earnings	42,838	47,733
Accumulated other comprehensive loss (Note K)	(15,893)	(14,185)

TOTAL STOCKHOLDERS’ EQUITY	195,963	199,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$387,290	$398,331

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$110,925	$117,657
Cost of sales	70,374	72,749

Gross margin	40,551	44,908
Distribution expenses	13,317	13,483
Selling, general and administrative expenses	31,808	33,596
Restructuring expenses	641	—

Loss from operations	(5,215)	(2,171)
Interest expense (Note D)	(1,193)	(1,431)
Financing expense	—	(154)

Loss before income taxes and equity in earnings	(6,408)	(3,756)
Income tax benefit (Note H)	2,270	1,363
Equity in earnings (losses), net of taxes (Note B)	(150)	288

NET LOSS	$(4,288)	$(2,105)

BASIC LOSS PER COMMON SHARE (NOTE G)	$(0.31)	$(0.15)

DILUTED LOSS PER COMMON SHARE (NOTE G)	$(0.31)	$(0.15)

Cash dividends declared per common share	$0.0425	$0.0375

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(4,288)	$(2,105)
Other comprehensive income (loss), net of taxes:
Translation adjustment	(1,679)	(2,705)
Derivative fair value adjustment	(43)	(54)
Effect of retirement benefit obligations	14	20

Other comprehensive income (loss), net of taxes	(1,708)	(2,739)

Comprehensive loss	$(5,996)	$(4,844)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(4,288)	$(2,105)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	2	18
Depreciation and amortization	3,484	3,555
Amortization of financing costs	162	149
Deferred rent	20	346
Deferred income taxes	113	—
Stock compensation expense	803	750
Undistributed equity in (earnings) losses, net	150	(288)
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	15,731	27,355
Inventory	(3,510)	(6,468)
Prepaid expenses, other current assets and other assets	(2,546)	(3,593)
Accounts payable, accrued expenses and other liabilities	(10,508)	(4,407)
Income taxes receivable	(3,561)	—
Income taxes payable	(4,872)	(5,071)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,820)	10,241

INVESTING ACTIVITIES
Purchases of property and equipment	(761)	(1,406)

NET CASH USED IN INVESTING ACTIVITIES	(761)	(1,406)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	58,392	61,523
Repayments of Revolving Credit Facility	(46,813)	(68,899)
Repayment of Credit Agreement Term Loan	(2,500)	(2,500)
Proceeds from Short Term Loan	—	37
Payments on Short Term Loan	(117)	(322)
Payments for capital leases	(16)	—
Proceeds from exercise of stock options	115	281
Cash dividends paid (Note K)	(594)	(514)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,467	(10,394)

Effect of foreign exchange on cash	(139)	(94)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,253)	(1,653)

Cash and cash equivalents at beginning of period	7,131	5,068

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,878	$3,415

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2015 and 2014, net sales for the third and fourth quarters accounted for 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $394,000 and $409,000 for the three months ended March 31, 2016 and 2015, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

March 31, 2016

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

The components of inventory are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Finished goods	$136,929	$133,618
Work in process	1,662	1,754
Raw materials	1,079	1,518

Total	$139,670	$136,890

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

In December 2015, the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness. During the three months ended March 31, 2016, the Company recorded $0.6 million of restructuring expense, primarily for severance, related to the execution of this plan. At March 31, 2016, $0.6 million was accrued related to the restructuring plan. During 2016 the Company expanded this restructuring plan to focus on more specific actions required to achieve the plan’s objectives. The Company expects to incur an additional $1.2 million of expense during the second quarter of 2016 for the development and execution of this phase of the U.S. Wholesale restructuring.

Adoption of New Accounting Pronouncements

Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In connection with the adoption of this standard, debt issuance costs associated with the Company’s Term Loan are presented as a deduction from the Term loan balance as of March 31, 2016 and December 31, 2015. The retrospective adoption of this pronouncement results in a reduction of Other assets of $621,000, a reduction of the Current maturity of Credit Agreement Term Loan of $354,000 and a reduction of Credit Agreement Term Loan of $267,000 on the condensed consolidated statement of financial position as of December 31, 2015. The debt issuance costs associated with the Company’s Revolving Credit Facility are presented as Other assets as of March 31, 2016 and December 31, 2015.

Effective January 1, 2016, the Company adopted ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. The Company will apply the guidance prospectively to all arrangements entered into or materially modified after January 1, 2016. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Effective January 1, 2016, the Company adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The Company will apply the new guidance prospectively to adjustments to provisional amounts that occur after the January 1, 2016 effective date. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Accounting Pronouncements to be Adopted in Future Periods

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The standard will also allow an employer to repurchase more of an employee’s shares than it currently can for tax withholding purposes without triggering liability accounting, and will allow companies to make a policy election to account for forfeitures as they occur. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within with those years. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB’s finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The Company is currently determining its implementation approach and assessing the impact, if any, on its condensed consolidated financial statements.

NOTE B — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three month periods ended March 31, 2016 and 2015 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 17.27 and MXN 17.38 at March 31, 2016 and December 31, 2015, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 18.02 and MXN 14.94 during the three months ended March 31, 2016 and 2015, respectively. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $0.6 million and $1.7 million during the three months ended March 31, 2016 and 2015, respectively (also see Note K). These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at December 31, 2015 are amounts due from Vasconia of $55,000. Included within accrued expenses and accounts payable at March 31, 2016 and December 31, 2015 are amounts due to Vasconia of $63,000 and $28,000, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

A summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended March 31,
	2016		2015
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$37,325	$672,578	$47,339	$707,435
Gross profit	5,418	97,634	9,436	141,012
Income from operations	923	16,633	2,747	41,048
Net income	220	3,959	1,245	18,612

The Company recorded equity in losses of Vasconia, net of taxes, of $0.2 million for the three months ended March 31, 2016 and equity in earnings of Vasconia, net of taxes, of $0.3 million for the three months ended March 31, 2015. Equity in losses for the three months ended March 31, 2016 includes deferred tax expense of $0.2 million due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.

As of March 31, 2016 and December 31, 2015, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $36.3 million and $35.9 million, respectively. The carrying value of the Company’s investment in Vasconia was $24.1 million and $24.7 million as of March 31, 2016 and December 31, 2015, respectively.

The Company has a 40% equity interest in GS Internacional S/A (“GSI”), a leading wholesale distributor of branded housewares products in Brazil, which the Company acquired in December 2011. As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s investment in GSI was $0 and therefore the Company has not recorded its share of equity in losses in the three month periods ended March 31, 2016 and 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at March 31, 2016, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

NOTE C — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	$18,101	$—	$18,101	$18,101	$—	$18,101
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616

Finite-lived intangible assets:
Licenses	15,847	(8,577)	7,270	15,847	(8,462)	7,385
Trade names	29,724	(7,389)	22,335	29,724	(6,818)	22,906
Customer relationships	50,823	(11,819)	39,004	50,823	(10,806)	40,017
Other	1,202	(685)	517	1,202	(634)	568

Total	$123,313	$(28,470)	$94,843	$123,313	$(26,720)	$96,593

NOTE D — DEBT

Credit Agreement

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At March 31, 2016 and December 31, 2015, borrowings outstanding under the Revolving Credit Facility were $77.0 million and $65.6 million, respectively, and open letters of credit were $2.3 million and $1.4 million, respectively. At March 31, 2016, availability under the Revolving Credit Facility was approximately $63.3 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

As of March 31, 2016 and December 31, 2015, $32.5 million and $35.0 million, respectively, was outstanding under the Term Loan. At March 31, 2016 and December 31, 2015, unamortized debt issuance costs were $570,000 and $621,000. In May 2015 the credit agreement was amended to provide for a $10.0 million prepayment of the Term Loan, if such amount was greater than the payment that would have been required pursuant to the agreement’s original terms (50% of the Company’s excess cash flow for the 2015 fiscal year). In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms.

Interest rates on outstanding borrowings at March 31, 2016 ranged from 2.43% to 7.0%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.00 to 1.00 for each fiscal quarter ending March 31, June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

Pursuant to the Credit Agreement, as of March 31, 2016, the maximum additional permitted indebtedness other than certain subordinated indebtedness was $58.5 million. The Company was in compliance with the financial covenants of the Credit Agreement at March 31, 2016.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At March 31, 2016 and December 31, 2015, borrowings of RMB 870,000 ($135,000) and RMB 1.6 million ($252,000), respectively were outstanding under the HSBC Facility. Outstanding borrowings at March 31, 2016 carried an interest rate of 5.0%.

NOTE E — DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional value of $18.8 million and $20.1 million, at March 31, 2016 and December 31, 2015, respectively, to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive income (loss).

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. The aggregate gross notional value of foreign exchange contracts at March 31, 2016 and December 31, 2015 were $14.0 million and $5.5 million, respectively. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in earnings immediately.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

		Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2016	December 31, 2015

Interest rate swaps	Accrued Expenses	$37	$10

	Deferred rent & other long-term liability	70	25

		Assets
Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2016	December 31, 2015

Foreign exchange contracts	Prepaid expenses and other current assets	$398	$261

The fair value of the derivatives have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows (in thousands):

	Amount of Loss Recognized in OCI on Derivatives
	Three Months Ended March 31,
Derivatives designated as hedging instruments	2016	2015

Interest rate swaps	$(43)	$(54)

No amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified to interest expense in the next twelve months.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows (in thousands):

		Amount of Gain Recognized in Earnings on Derivatives Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of Gain Recognized in Earnings on Derivatives	2016	2015

Foreign exchange contracts	Selling, general and administrative expense	$552	$—

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

NOTE F — STOCK COMPENSATION

Option Awards

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2016 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2016	2,242,202	$14.28
Exercises	(30,375)	3.78
Cancellations	(23,375)	15.32
Expirations	(800)	15.95

Options outstanding, March 31, 2016	2,187,652	14.41	4.8	6,171,200

Options exercisable, March 31, 2016	1,694,819	$14.03	4.1	$5,584,600

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2016. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2016 and the exercise price.

The total intrinsic value of stock options exercised for the three month periods ended March 31, 2016 and 2015 was $275,000 and $163,500, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at March 31, 2016, before the effect of income taxes, was $2.6 million and is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2016 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Nonvested restricted shares, January 1, 2016	101,435	$14.77
Grants	1,674	12.52
Cancellations	(1,250)	14.84

Nonvested restricted shares, March 31, 2016	101,859	$14.73

Total unrecognized compensation expense remaining	$935,000
Weighted-average years expected to be recognized over	2.3

No restricted stock vested during the three months ended March 31, 2016.

Performance shares

Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by December 31, 2017, as determined by the Compensation Committee. The shares are subject to the terms and conditions of the Plan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2016 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Nonvested performance-based awards, January 1, 2016	66,150	$14.84
Cancellations	(941)	14.84

Nonvested performance-based awards, March 31, 2016	65,209	$14.84

Total unrecognized compensation expense remaining	$646,600
Weighted-average years expected to be recognized over	1.75

(1)	Represents the target number of shares to be issued for each performance share award.

The Company recognized total stock compensation expense of $803,000 for the three months ended March 31, 2016, of which $501,000 represents stock option compensation expense, $270,000 represents restricted stock and performance based compensation expense and $32,000 represents stock awards granted in 2016. The Company recognized total stock compensation expense of $750,000 for the three months ended March 31, 2015, of which $597,000 represents stock option compensation expense, $100,000 represents restricted stock compensation expense and $53,000 represents stock awards granted in 2015.

At March 31, 2016, there were 471,450 shares available for awards that could be granted under the Company’s Amended and Restated 2000 Long-Term Incentive Plan.

NOTE G — LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share amounts)
Net loss – basic and diluted	$(4,288)	$(2,105)

Weighted-average shares outstanding – basic and diluted	13,963	13,738

Basic and diluted loss per common share	$(0.31)	$(0.15)

The computation of diluted loss per common share for the three months ended March 31, 2016 excludes options to purchase 2,187,652 shares and 101,859 restricted shares. The computation of diluted loss per common share for the three months ended March 31, 2015 excludes options to purchase 2,276,927 shares. These shares were excluded due to their antidilutive effects.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

NOTE H — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at March 31, 2016 is a gross liability of tax and interest of $169,000. The Company believes that $72,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2013. At March 31, 2016, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2012 through 2015.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three month periods ended March 31, 2016 and 2015.

NOTE I — BUSINESS SEGMENTS

The Company operates in three reportable business segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. which were previously included in the Wholesale segment. The Retail Direct segment is where the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff, Mikasa, Fred and Friends, Built NY and Lifetime Sterling internet websites.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. While the three segments distribute similar products, the segments are distinct due to the different methods the Company uses to sell, market and distribute the products. Management evaluates the performance of the U.S. Wholesale, International and Retail Direct segments based on net sales and income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net sales
U.S. Wholesale	$82,268	$86,521
International	23,673	25,365
Retail Direct	4,984	5,771

Total net sales	$110,925	$117,657

Loss from operations
U.S. Wholesale	$(1,789)	$1,951
International	395	(545)
Retail Direct	37	(49)
Unallocated corporate expenses	(3,858)	(3,528)

Loss from operations	$(5,215)	$(2,171)

Depreciation and amortization
U.S. Wholesale	$2,179	$2,187
International	1,270	1,330
Retail Direct	35	38

Total depreciation and amortization	$3,484	$3,555

	March 31,	December 31,
	2016	2015
	(in thousands)
Assets
U.S. Wholesale	$261,924	$269,143
International	112,369	115,128
Retail Direct	294	443
Unallocated/ Corporate/ Other	12,703	13,617

Total assets	$387,290	$398,331

NOTE J — CONTINGENCIES

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for OU-1, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit which will consist of further investigations to determine the nature and extent of groundwater contamination. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to numerous other entities affiliated with the Site, which used the contaminants of concern.

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

NOTE K — OTHER

Cash dividends

On March 3, 2016, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 16, 2016 to shareholders of record on May 2, 2016. As of March 31, 2016, the Company accrued $623,000 for the payment of the dividend.

Supplemental cash flow information

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,028	$1,151
Cash paid for taxes	5,881	6,018

Non-cash investing activities:
Translation adjustment	$1,679	$2,705

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(12,961)	$(7,680)
Translation loss during period	(1,679)	(2,705)

Balance at end of period	$(14,640)	$(10,385)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(20)	$(18)
Derivative fair value adjustment, net of taxes of $29 and $49 for the three month periods ended March 31, 2016 and 2015, respectively.	(43)	(54)

Balance at end of period	$(63)	$(72)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,204)	$(2,224)
Amounts reclassified from accumulated other comprehensive loss: (1)

Amortization of actuarial losses, net of taxes of $9 and $13 for the three month periods ended March 31, 2016 and 2015, respectively.	14	20

Balance at end of period	$(1,190)	$(2,204)

Total accumulated other comprehensive loss at end of period	$(15,893)	$(12,661)

(1)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. as of March 31, 2016, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 14, 2016. We did not audit the consolidated financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest), which statements have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $24.7 million at December 31, 2015, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $0.6 million for the year ended December 31, 2015. In our opinion, the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Jericho, New York

May 10, 2016

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2015 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. During the first quarter of 2016 the Company realigned its U.S. Wholesale product categories. The realignment included grouping certain pantryware products and spice racks within the Kitchenware product category. The Company’s realigned product categories include two categories of products that people use to prepare, serve and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware, pantryware, spice racks, and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, food storage and home décor). In 2015, with categories recast to conform with the current period presentation, Kitchenware products and Tableware products accounted for approximately 92% of the Company’s U.S. Wholesale net sales and 90% of the Company’s consolidated net sales.

At the heart of the Company is a culture of innovation. The Company employs over 120 artists, engineers, industrial designers and graphics specialists, who create new products, packaging and merchandising concepts. The Company brought over 5,500 new or redesigned products to market in 2015 and expects to introduce approximately 5,500 new or redesigned products in 2016. Historically, new products generally reach their peak sales in 12 to 18 months following introduction.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry including Farberware®, Mikasa®, KitchenAid®, KitchenCraft®, Pfaltzgraff®, Sabatier®, Kamenstein®, masterclass®, Fred®, Towle® and Built NY®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. The Company has also significantly expanded its international footprint through acquisitions of businesses which own or license complementary brands in markets outside the United States.

In the second quarter of 2016 the Company acquired the brands, product portfolio and certain other assets of Wilton Armetale.

BUSINESS SEGMENTS

The Company operates in three reportable segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment, is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff, Mikasa, Fred and Friends, Built NY and Lifetime Sterling internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2016, Vasconia’s Board of Directors is comprised of ten members of whom the Company has designated three members.

The Company owns approximately 40% of the outstanding capital stock of GS Internacional S/A (“GSI”). GSI is a wholesale distributor of branded housewares products in Brazil. The Company accounts for its investment in GSI using the equity method of accounting, however subsequent to impairment losses recognized in 2014, the Company has not recorded its share of equity. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses.

Pursuant to a Shareholders’ Agreement, the Company has the right to designate three persons (including one independent person, as defined) to be nominated as members of GSI’s Board of Directors which shall be comprised of a maximum of seven members. As of March 31, 2016, GSI’s Board of Directors is comprised of six members (including two independent members) of which three have been designated by the Company (including one independent member).

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2015 and 2014, net sales for the third and fourth quarters accounted for 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

RESTRUCTURING

In December 2015, the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness. The restructuring plan included the realignment of product categories to best achieve the Company’s strategic plan and implementation of cost reduction initiatives. During the three months ended March 31, 2016, the Company recorded $0.6 million of restructuring expense, primarily for severance, related to the execution of this plan. During 2016 the Company expanded this restructuring plan to focus on more specific actions required to achieve the plan’s objectives. The Company expects to incur an additional $1.2 million of expense during the second quarter of 2016 for the development and execution of this phase of the U.S. Wholesale restructuring.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	63.4	61.8

Gross margin	36.6	38.2
Distribution expenses	12.0	11.5
Selling, general and administrative expenses	28.7	28.6
Restructuring expenses	0.6	—

Loss from operations	(4.7)	(1.9)
Interest expense	(1.1)	(1.2)
Financing expense	—	(0.1)

Loss before income taxes and equity in earnings	(5.8)	(3.2)
Income tax benefit	2.0	1.2
Equity in earnings (losses), net of taxes	(0.1)	0.2

Net loss	(3.9)%	(1.8)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2015

Net Sales

Net sales for the three months ended March 31, 2016 were $110.9 million, a decrease of $6.8 million, or 5.8%, as compared to net sales of $117.7 million for the corresponding period in 2015.

Net sales for the U.S. Wholesale segment for the three months ended March 31, 2016 were $82.3 million, a decrease of $4.2 million, or 4.9%, as compared to net sales of $86.5 million for the corresponding period in 2015. As a result of the Company’s realignment of its U.S. Wholesale segment product categories, previous periods presented for the U.S. Wholesale product categories have been recast to conform to the current period presentation.

Net sales for the U.S. Wholesale segment’s Kitchenware product category, which includes sales of tools and gadgets, cookware, bakeware, pantryware and cutlery, were $55.7 million for the three months ended March 31, 2016, a decrease of $4.5 million, or 7.5%, as compared to $60.2 million for the corresponding period in 2015. The sales decrease in the U.S. Wholesale Kitchenware product category primarily was the result of a retailer’s inventory rationalization strategy.

Net sales for the U.S. Wholesale segment’s Tableware product category were $19.7 million for the three months ended March 31, 2016, a decrease of $0.1 million, or 0.5%, as compared to $19.8 million for the corresponding period in 2015. The decrease in the U.S. Wholesale Tableware product category was attributable to a decrease in dinnerware and glassware sales due to the timing of programs, partially offset by an increase in the sales of metals products from warehouse club programs.

Net sales for the U.S. Wholesale segment’s Home Solutions product category, which includes sales of home décor and Built NY products, were $6.9 million for the three months ended March 31, 2016, an increase of $0.4 million, or 6.2%, as compared to $6.5 million for the corresponding period in 2015. The increase in the U.S. Wholesale Home Solutions product category reflects an increase in home décor, partially offset by a decrease in Built NY sales.

Net sales for the International segment were $23.7 million for the three months ended March 31, 2016, a decrease of $1.7 million, or 6.7%, as compared to net sales of $25.4 million for the corresponding period in 2015. In constant currency, net sales decreased approximately 2.2%. The decrease was primarily due to a decline in tableware sales with certain customers, offset by an increase in kitchenware on-line retail and export sales.

Net sales for the Retail Direct segment were $5.0 million for the three months ended March 31, 2016, a decrease of $0.8 million, or 13.8%, as compared to net sales of $5.8 million for the corresponding period in 2015. The 2015 period benefited from delayed shipments in 2014 as a result of west coast dock workers slowdown.

Gross margin

Gross margin for the three months ended March 31, 2016 was $40.6 million, or 36.6%, as compared to $44.9 million, or 38.2%, for the corresponding period in 2015.

Gross margin for the U.S. Wholesale segment was $28.8 million, or 35.0%, for the three months ended March 31, 2016, as compared to $32.0 million, or 37.0%, for the corresponding period in 2015. Gross margin may be expected to fluctuate from period to period based on a number of factors, including product and customer mix. The Company’s investment in brand development through customer incentives offset an improvement in product margin across most divisions.

Gross margin for the International segment was $8.4 million, or 35.5%, for the three months ended March 31, 2016, as compared to $9.0 million, or 35.6%, for the corresponding period in 2015. The change in margin was a result of the strengthened U.S. Dollar against Pound Sterling, offset by a change in product mix.

Gross margin for the Retail Direct segment was $3.4 million, or 67.3%, for the three months ended March 31, 2016, as compared to $3.9 million, or 66.6%, for the corresponding period in 2015. The increase in gross margin in the Retail Direct segment reflects a decrease in promotional activities and lower product breakage costs.

Distribution expenses

Distribution expenses for the three months ended March 31, 2016 were $13.3 million as compared to $13.5 million for the corresponding period in 2015. Distribution expenses as a percentage of net sales were 12.1% for the three months ended March 31, 2016 as compared to 11.5% for the three months ended March 31, 2015.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 11.1% and 10.4% for the three months ended March 31, 2016 and 2015, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 11.3% for the three months ended March 31, 2016 and 10.5% for the three months ended March 31, 2015. The increases reflect the effect of a decrease in sales shipped from the Company’s warehouses and an increase in labor and facility costs.

Distribution expenses as a percentage of net sales for the International segment were approximately 11.4% and 10.6% for the three months ended March 31, 2016 and 2015, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 12.5% and 11.9% for the three months ended March 31, 2016 and 2015, respectively. The change reflects the decrease in sales volume.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 30.0% and 31.1% for the three months ended March 31, 2016 and 2015, respectively. The decrease in expenses was due to lower product breakage costs.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 were $31.8 million, a decrease of $1.8 million, or 5.4%, as compared to $33.6 million for the corresponding period in 2015.

Selling, general and administrative expenses for the three months ended March 31, 2016, for the U.S. Wholesale segment were $20.9 million, a decrease of $0.2 million, or 0.9%, from $21.1 million for the corresponding period in 2015. The decrease was primarily attributable to a reduction in headcount and decreases in travel and selling expenses. As a percentage of net sales, selling, general and administrative expenses were 25.4% and 24.4% for the three months ended March 31, 2016 and 2015, respectively.

Selling, general and administrative expenses for the three months ended March 31, 2016 for the International segment were $5.3 million, a decrease of $1.6 million, from $6.9 million for the corresponding period in 2015. The decrease in expenses was in part due to the weakness of the Pound Sterling against the U.S. Dollar in the three months ended March 31, 2016, as well as foreign currency transaction gains.

Selling, general and administrative expenses for the Retail Direct segment were $1.8 million for the three months ended March 31, 2016, as compared to $2.1 million for the three months ended March 31, 2015. The decrease in expenses was primarily due to a decrease in headcount and duplicative costs incurred in 2015 from the consolidation of the Company’s customer service call center functions.

Unallocated corporate expenses for the three months ended March 31, 2016 were $3.8 million as compared to $3.5 million for the corresponding period in 2015. The increase was primarily attributable to an increase in acquisition related expenses.

Restructuring expenses

During the three months ended March 31, 2016, the Company recorded $0.6 million of restructuring expense, primarily for severance, related to the execution of the U.S. Wholesale restructuring plan.

Interest expense

Interest expense for the three months ended March 31, 2016 was $1.2 million, a decrease of $0.2 million, from $1.4 million for the three months ended March 31, 2015. The decrease in expense was attributable to a reduction in total indebtedness including scheduled repayments of the Company’s Term Loan.

Financing expense

During the three months ended March 31, 2015, the Company wrote off $0.2 million of expenses related to the refinancing of indebtedness that was not completed. The Company did not incur financing expenses during the three months ended March 31, 2016.

Income tax benefit

The income tax benefit for the three months ended March 31, 2016 was $2.3 million as compared to $1.4 million for the corresponding period in 2015. The Company’s effective tax rate for the three months ended March 31, 2016 was 35.4% as compared to 36.3% for the corresponding 2015 period. The effective tax rate for the three months ended March 31, 2016 reflects a change in state tax rates.

Equity in earnings (losses)

Equity in earnings (losses) of Vasconia, net of taxes, was a loss of $(0.2) million, net of tax, for the three months ended March 31, 2016, as compared to earnings of $0.3 million, net of tax, for the three months ended March 31, 2015. Equity in losses for the three months ended March 31, 2016 includes deferred tax expense of $0.2 million due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $0.9 million for the three months ended March 31, 2016, as compared to a $2.7 million for the three months ended March 31, 2015. The decrease in income from operations is primarily due to a decrease in sales volume and margin in the aluminum business.

As described above, the Company’s investment in GSI was $0 as of March 31, 2016. The Company has not recorded its share of equity in losses for the three months ended March 31, 2016 and 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At March 31, 2016, the Company had cash and cash equivalents of $5.9 million compared to $7.1 million at December 31, 2015. Working capital was $155.3 million at March 31, 2016 compared to $152.0 million at December 31, 2015. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Credit Agreement), was $64.4 million.

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At March 31, 2016, borrowings outstanding under the Revolving Credit Facility were $77.0 million and open letters of credit were $2.3 million. At March 31, 2016, availability under the Revolving Credit Facility was approximately $63.3 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

As of March 31, 2016 and December 31, 2015, $32.5 million and $35.0 million, respectively, were outstanding under the Term Loan. At March 31, 2016 and December 31, 2015, unamortized debt issuance costs were $570,000 and $621,000. In May 2015 the credit agreement was amended to provide for a $10.0 million prepayment of the Term Loan, if such amount was greater than the payment that would have been required pursuant to the agreement’s original terms (50% of the Company’s excess cash flow for the 2015 fiscal year). In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms.

Interest rates on outstanding borrowings at March 31, 2016 ranged from 2.43 to 7.0%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.00 to 1.00 for each fiscal quarter ending March 31, June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

As of March 31, 2016, the Company’s Senior Leverage Ratio was 2.6 to 1.00.

Pursuant to the Credit Agreement, as of March 31, 2016 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $58.5 million. The Company was in compliance with the financial covenants of the Credit Agreement at March 31, 2016.

Covenant Calculations

Consolidated EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s Consolidated EBITDA for the last four fiscal quarters:

Consolidated EBITDA for the Four Quarters Ended March 31, 2016
(in thousands)

Three months ended March 31, 2016	$268
Three months ended December 31, 2015	23,889
Three months ended September 30, 2015	14,089
Three months ended June 30, 2015	4,388

Total for the four quarters	$42,634

Capital expenditures for the three months ended March 31, 2016 were $0.8 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income, as reported, to Consolidated EBITDA, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Net loss as reported	$(4,288)	$(2,105)
Subtract out:
Undistributed equity in (earnings) losses, net	150	(288)
Add back:
Income tax benefit	(2,270)	(1,363)
Interest expense	1,193	1,431
Financing expense	—	154
Depreciation and amortization	3,484	3,555
Stock compensation expense	803	750
Contingent consideration	—	147
Permitted acquisition related expenses	555	238
Restructuring expenses	641	—

Consolidated EBITDA	$268	$2,519

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At March 31, 2016 and December 31, 2015, RMB 870,000 ($135,000) and RMB 1.6 million ($252,000) was outstanding, respectively. Outstanding borrowings at March 31, 2016 carried an interest rate of 5.0%.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $18.8 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in the condensed consolidated statement of operations.

Operating activities

Net cash used in operating activities was $8.8 million for the three months ended March 31, 2016 as compared to cash provided by operating activities of $10.2 million for the corresponding 2015 period. The change in operating cash flow was primarily due to an increase in payments of accrued expenses and accounts payable in the 2016 period, as compared to the 2015 period, and changes in the timing of the collection of receivables in the current period as compared to the 2015 period.

Investing activities

Net cash used in investing activities was $0.8 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

Financing activities

Net cash provided by financing activities was $8.5 million for the three months ended March 31, 2016 as compared to cash used in financing activities of $10.4 million for the corresponding 2015 period. The change in financing activities was attributable to the change in borrowings under the Company’s Revolving Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2016, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the company’s risk factors from those disclosed in the Company’s 2015 Annual Report on Form 10K.

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

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	May 10, 2016
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 10, 2016
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)