Form 10-Q
period 2016-06-30
LIFETIME BRANDS, INC
filed 2016-08-09
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2016 was 14,429,719.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,649	$7,131
Accounts receivable, less allowances of $4,513 at June 30, 2016 and $5,300 at December 31, 2015	81,055	90,576
Inventory (Note A)	150,593	136,890
Prepaid expenses and other current assets	9,107	8,783
Income taxes receivable (Note H)	4,668	—

TOTAL CURRENT ASSETS	252,072	243,380

PROPERTY AND EQUIPMENT, net	22,910	24,877
INVESTMENTS (Note B)	23,486	24,973
INTANGIBLE ASSETS, net (Note C)	93,397	96,593
DEFERRED INCOME TAXES (Note H)	7,122	6,486
OTHER ASSETS	2,196	2,022

TOTAL ASSETS	$401,183	$398,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note D)	$9,836	$19,646
Short term loan (Note D)	131	252
Accounts payable	25,942	27,245
Accrued expenses	34,343	40,154
Income taxes payable (Note H)	—	4,064

TOTAL CURRENT LIABILITIES	70,252	91,361

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	18,906	18,556
DEFERRED INCOME TAXES (Note H)	9,091	8,596
REVOLVING CREDIT FACILITY (Note D)	105,925	65,617
CREDIT AGREEMENT TERM LOAN (Note D)	4,426	14,733

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at June 30, 2016 and 25,000,000 at December 31, 2015; shares issued and outstanding: 14,429,719 at June 30, 2016 and 14,030,221 at December 31, 2015	144	140
Paid-in capital	170,374	165,780
Retained earnings	41,025	47,733
Accumulated other comprehensive loss (Note K)	(18,960)	(14,185)

TOTAL STOCKHOLDERS’ EQUITY	192,583	199,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,183	$398,331

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$118,050	$120,935	$228,975	$238,592
Cost of sales	75,056	77,424	145,430	150,173

Gross margin	42,994	43,511	83,545	88,419
Distribution expenses	12,377	12,547	25,694	26,030
Selling, general and administrative expenses	29,845	31,951	61,653	65,547
Restructuring expenses	1,060	—	1,701	—

Loss from operations	(288)	(987)	(5,503)	(3,158)
Interest expense (Note D)	(1,122)	(1,459)	(2,315)	(2,890)
Financing expense	—	—	—	(154)
Loss on early retirement of debt	(272)	—	(272)	—

Loss before income taxes and equity in earnings	(1,682)	(2,446)	(8,090)	(6,202)
Income tax benefit (Note H)	473	717	2,743	2,080
Equity in earnings (losses), net of taxes (Note B)	18	2	(132)	290

NET LOSS	$(1,191)	$(1,727)	$(5,479)	$(3,832)

BASIC LOSS PER COMMON SHARE (NOTE G)	$(0.08)	$(0.12)	$(0.39)	$(0.28)

DILUTED LOSS PER COMMON SHARE (NOTE G)	$(0.08)	$(0.12)	$(0.39)	$(0.28)

Cash dividends declared per common share	$0.0425	$0.0375	$0.0850	$0.0750

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,191)	$(1,727)	$(5,479)	$(3,832)
Other comprehensive income (loss), net of taxes:
Translation adjustment	(3,076)	1,198	(4,755)	(1,507)
Derivative fair value adjustment	(4)	17	(47)	(37)
Effect of retirement benefit obligations	13	20	27	40

Other comprehensive income (loss), net of taxes	(3,067)	1,235	(4,775)	(1,504)

Comprehensive loss	$(4,258)	$(492)	$(10,254)	$(5,336)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(5,479)	$(3,832)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,062	7,193
Amortization of financing costs	333	313
Deferred rent	(37)	503
Deferred income taxes	113	—
Stock compensation expense	1,290	1,523
Undistributed equity in (earnings) losses, net	132	(290)
Gain on disposal of fixed assets	(17)	—
Loss on early retirement of debt	272	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	7,562	29,752
Inventory	(16,357)	(16,011)
Prepaid expenses, other current assets and other assets	(1,359)	(2,351)
Accounts payable, accrued expenses and other liabilities	(3,748)	(663)
Income taxes receivable	(4,311)	—
Income taxes payable	(5,031)	(5,513)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(19,575)	10,624

INVESTING ACTIVITIES
Purchases of property and equipment	(1,091)	(2,881)
Proceeds from disposition of GSI	567	—
Acquisitions	(614)	—

NET CASH USED IN INVESTING ACTIVITIES	(1,138)	(2,881)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	120,334	129,229
Repayments of Revolving Credit Facility	(79,206)	(130,571)
Repayment of Credit Agreement Term Loan	(20,500)	(5,000)
Proceeds from Short Term Loan	—	37
Payments on Short Term Loan	(117)	(688)
Payments for capital leases	(32)	—
Payments of tax withholding for stock based compensation	(65)	—
Proceeds from exercise of stock options	1,191	541
Cash dividends paid (Note K)	(1,198)	(1,033)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,407	(7,485)

Effect of foreign exchange on cash	(176)	(370)
DECREASE IN CASH AND CASH EQUIVALENTS	(482)	(112)

Cash and cash equivalents at beginning of period	7,131	5,068

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,649	$4,956

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2015 and 2014, net sales for the third and fourth quarters accounted for 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $301,000 and $290,000 for the three months ended June 30, 2016 and 2015, respectively, and $695,000 and $699,000 for the six months ended June 30, 2016 and 2015, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

June 30, 2016

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

The components of inventory are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Finished goods	$147,884	$133,618
Work in process	1,618	1,754
Raw materials	1,091	1,518

Total	$150,593	$136,890

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

In December 2015, the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness. The Company expanded this restructuring plan in the first quarter of 2016 to focus on more specific actions required to achieve the plan’s objectives. During the three and six months ended June 30, 2016, the Company recorded $1.1 million and $1.7 million, respectively, of restructuring expense related to the execution of this plan.

At June 30, 2016, $158,000 was accrued related to severance expense from the restructuring plan. The Company expects the remaining severance will be paid in the third quarter of 2016 and does not anticipate that it will incur any further charges related to the U.S. Wholesale restructuring.

Adoption of New Accounting Pronouncements

Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In connection with the adoption of this standard, debt issuance costs associated with the Company’s Term Loan are presented as a deduction from the Term loan balance as of June 30, 2016 and December 31, 2015. The retrospective adoption of this pronouncement results in a reduction of Other assets of $621,000, a reduction of the Current maturity of Credit Agreement Term Loan of $354,000 and a reduction of Credit Agreement Term Loan of $267,000 on the condensed consolidated statement of financial position as of December 31, 2015. The debt issuance costs associated with the Company’s Revolving Credit Facility are presented as Other assets as of June 30, 2016 and December 31, 2015.

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

June 30, 2016

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB’s finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The Company is currently determining its implementation approach and assessing the impact, if any, on its condensed consolidated financial statements.

NOTE B — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six month periods ended June 30, 2016 and 2015 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 18.51 and MXN 17.38 at June 30, 2016 and December 31, 2015, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 18.09 and MXN 15.31 during the three months ended June 30, 2016 and 2015, respectively, and MXN 18.06 to MXN 18.07 and MXN 15.13 to MXN 15.19 during the six months ended June 30, 2016 and 2015. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $1.7 million and a decrease to the investment of $2.5 million during the six months ended June 30, 2016 and 2015, respectively (also see Note K). These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at December 31, 2015 are amounts due from Vasconia of $55,000. Included within accrued expenses and accounts payable at June 30, 2016 and December 31, 2015 are amounts due to Vasconia of $71,000 and $28,000, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

A summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended June 30,
	2016		2015
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$37,854	$684,771	$49,650	$760,472
Gross profit	7,446	134,700	10,646	163,063
Income from operations	2,073	37,502	3,862	59,150
Net income	516	9,335	2,318	35,510

	Six Months Ended
	June 30,
	2016		2015
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$75,178	$1,357,349	$96,989	$1,467,907
Gross Profit	12,864	232,334	20,082	304,075
Income from operations	2,996	54,135	6,609	100,198
Net Income	736	13,294	3,564	54,122

The Company recorded equity in losses of Vasconia, net of taxes, of $171,000 and $321,000 for the three and six months ended June 30, 2016, respectively. The Company recorded equity in earnings of Vasconia, net of taxes, of $2,000 and $296,000 for the three and six months ended June 30, 2015, respectively. Due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities, equity in losses for the three and six months ended June 30, 2016 includes deferred tax expense of $0.3 million and $0.5 million, respectively. Equity in earnings for the three and six month periods ended 2015 include deferred tax expense of $0.6 million.

As of June 30, 2016 and December 31, 2015, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $33.8 million and $35.9 million, respectively. The carrying value of the Company’s investment in Vasconia was $23.2 million and $24.7 million as of June 30, 2016 and December 31, 2015, respectively.

During the three months ended June 30, 2016 the Company sold its 40% equity interest in GS Internacional S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil. The Company initially acquired GSI in December 2011 and accounted for this investment using the equity method of accounting; however, impairment losses in 2014 reduced the investment balance to zero. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain is included within Equity in earnings (losses), net of tax, and represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 which were reclassified out of Other comprehensive income (loss).

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at June 30, 2016, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE C — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill	$18,101	$—	$18,101	$18,101	$—	$18,101
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616

Finite-lived intangible assets:
Licenses	15,847	(8,689)	7,158	15,847	(8,462)	7,385
Trade names	29,864	(7,962)	21,902	29,724	(6,818)	22,906
Customer relationships	50,922	(12,832)	38,090	50,823	(10,806)	40,017
Other	1,267	(737)	530	1,202	(634)	568

Total	$123,617	$(30,220)	$93,397	$123,313	$(26,720)	$96,593

NOTE D — DEBT

Credit Agreement

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At June 30, 2016 and December 31, 2015, borrowings outstanding under the Revolving Credit Facility were $105.9 million and $65.6 million, respectively, and open letters of credit were $2.2 million and $1.4 million, respectively. At June 30, 2016, availability under the Revolving Credit Facility was approximately $58.3 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

As of June 30, 2016 and December 31, 2015, $14.5 million and $35.0 million, respectively, was outstanding under the Term Loan. At June 30, 2016 and December 31, 2015, unamortized debt issuance costs were $238,000 and $621,000. In May 2015 the credit agreement was amended to provide for a $10.0 million prepayment of the Term Loan, if such amount was greater than the payment that would have been required pursuant to the agreement’s original terms (50% of the Company’s excess cash flow for the 2015 fiscal year). In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

Interest rates on outstanding borrowings at June 30, 2016 ranged from 2.5% to 5.0%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.00 to 1.00 for each fiscal quarter ending June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

Pursuant to the Credit Agreement, as of June 30, 2016, the maximum additional permitted indebtedness other than certain subordinated indebtedness was $51.0 million. The Company was in compliance with the financial covenants of the Credit Agreement at June 30, 2016.

In August 2016, the Company amended the Credit Agreement, among other things, to allow the sale of certain accounts receivable by the Company to other financial institutions (subject to approval of the Credit Agreement’s administrative agent) and revise the definition of EBITDA to provide that non-recurring charges shall not exceed $5.0 million during the term of the Credit Agreement (previous limit was $2.0 million).

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At June 30, 2016 and December 31, 2015, borrowings of RMB 870,000 ($131,000) and RMB 1.6 million ($252,000), respectively were outstanding under the HSBC Facility. Outstanding borrowings at June 30, 2016 carried an interest rate of 5.0%.

NOTE E — DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional value of $17.5 million and $20.1 million, at June 30, 2016 and December 31, 2015, respectively, to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive income (loss).

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. The aggregate gross notional value of foreign exchange contracts at June 30, 2016 and December 31, 2015 were $12.0 million and $5.5 million, respectively. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in earnings immediately.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

		Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2016	December 31, 2015

Interest rate swaps	Accrued Expenses	$45	$10

	Deferred rent & other long-term liability	68	25

		Assets
Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2016	December 31, 2015

Foreign exchange contracts	Prepaid expenses and other current assets	$623	$261

The fair value of the derivatives have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2016	2015	2016	2015

Interest rate swaps	$(4)	$17	$(47)	$(37)

No amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified to interest expense in the next twelve months.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows (in thousands):

		Amount of Gain Recognized in Earnings on Derivatives
	Location of Gain Recognized in Earnings on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments		2016	2015	2016	2015

Foreign exchange contracts	Selling, general and administrative expense	$433	$122	$867	$122

NOTE F — STOCK COMPENSATION

Option Awards

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2016 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2016	2,242,202	$14.28
Grants	56,850	15.69
Exercises	(138,443)	8.60
Cancellations	(23,375)	15.32
Expirations	(218,100)	27.93

Options outstanding, June 30, 2016	1,919,134	13.16	5.2	$4,879,600

Options exercisable, June 30, 2016	1,566,326	$12.45	4.6	$4,702,600

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2016. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2016 and the exercise price.

The total intrinsic value of stock options exercised for the six month periods ended June 30, 2016 and 2015 was $0.9 million and $0.6 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at June 30, 2016, before the effect of income taxes, was $2.2 million and is expected to be recognized over a weighted-average period of 2.0 years.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2016 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Nonvested restricted shares, January 1, 2016	101,435	$14.77
Grants	109,170	15.64
Vested	(42,972)	14.84
Cancellations	(2,000)	14.84

Nonvested restricted shares, June 30, 2016	165,633	$15.33

Total unrecognized compensation expense remaining	$2,347,300
Weighted-average years expected to be recognized over	3.1

The total fair value of restricted stock that vested during the six months ended June 30, 2016 was $658,300.

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

A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2016 is as follows:

	Performance- based awards (1)	Weighted- average grant date fair value
Nonvested performance-based awards, January 1, 2016	66,150	$14.84
Grants	82,000	15.69
Cancellations	(1,691)	14.84

Nonvested performance-based awards, June 30, 2016	146,459	$15.32

Total unrecognized compensation expense remaining	$1,734,900
Weighted-average years expected to be recognized over	2.1

(1)	Represents the target number of shares to be issued for each performance-based award.

The Company recognized total stock compensation expense of $0.5 million for the three months ended June 30, 2016, of which $0.2 million represents stock option compensation expense and $0.3 million represents restricted stock and performance based compensation expense. For the six months ended June 30, 2016 the Company recognized total stock compensation expense of $1.3 million, of which $0.7 million represents stock option compensation expense, $0.6 million represents restricted stock and performance based compensation expense and $32,000 represents stock awards granted in 2016.

The Company recognized total stock compensation expense of $0.8 million for the three months ended June 30, 2015, of which $0.6 million represents stock option compensation expense, $0.2 million represents restricted stock and performance based compensation expense. For the six months ended June 30, 2015 the Company recognized total stock compensation expense of $1.5 million, of which $1.2 million represents stock option compensation expense, $0.3 million represents restricted stock and performance based compensation expense and $53,000 represents stock awards granted in 2015.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

At June 30, 2016, there were 403,279 shares available for awards that could be granted under the Company’s Amended and Restated 2000 Long-Term Incentive Plan.

NOTE G — LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three and six month periods ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net loss – basic and diluted	$(1,191)	$(1,727)	$(5,479)	$(3,832)

Weighted-average shares outstanding – basic and diluted	14,155	13,845	14,059	13,779

Basic and diluted loss per common share	$(0.08)	$(0.12)	$(0.39)	$(0.28)

The computation of diluted loss per common share for the three and six months ended June 30, 2016 excludes options to purchase 1,919,134 shares and 2,053,393 shares, respectively and excludes 165,633 and 133,746 restricted shares, respectively. The computation of diluted loss per common share for the three and six months ended June 30, 2015 excludes options to purchase 2,236,402 shares and 2,256,665 shares, respectively and excludes 93,602 and 46,801 restricted shares, respectively.

NOTE H — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at June 30, 2016 is a gross liability of tax and interest of $171,000. The Company believes that $69,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2013. At June 30, 2016, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2012 through 2015.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and six month periods ended June 30, 2016 and 2015.

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

June 30, 2016

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net sales
U.S. Wholesale	$92,738	$94,601	$175,006	$181,122
International	21,560	22,464	45,233	47,829
Retail Direct	3,752	3,870	8,736	9,641

Total net sales	$118,050	$120,935	$228,975	$238,592

Loss from operations
U.S. Wholesale	$3,268	$3,133	$1,479	$5,084
International	(382)	(1,577)	13	(2,122)
Retail Direct	6	(358)	43	(407)
Unallocated corporate expenses	(3,180)	(2,185)	(7,038)	(5,713)

Loss from operations	$(288)	$(987)	$(5,503)	$(3,158)

Depreciation and amortization
U.S. Wholesale	$2,272	$2,258	$4,451	$4,445
International	1,270	1,340	2,540	2,670
Retail Direct	36	40	71	78

Total depreciation and amortization	$3,578	$3,638	$7,062	$7,193

	June 30,	December 31,
	2016	2015
	(in thousands)
Assets
U.S. Wholesale	$273,760	$269,143
International	113,395	115,128
Retail Direct	256	443
Unallocated/ Corporate/ Other	13,772	13,617

Total assets	$401,183	$398,331

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE K — OTHER

Cash dividends

Dividends declared in the six months ended June 30, 2016 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$ 0.0425	March 3, 2016	May 2, 2016	May 16, 2016
$ 0.0425	June 9, 2016	August 1, 2016	August 15, 2016

On February 15, 2016 and May 16, 2016, the Company paid cash dividends of $594,000 and $602,000, respectively. In the three months ended June 30, 2016, the Company reduced retained earnings for the accrual of $619,000 relating to the dividend payable on August 15, 2016.

On August 4, 2016, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on November 15, 2016 to shareholders of record on November 1, 2016.

Supplemental cash flow information

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,971	$2,423
Cash paid for taxes	5,923	6,288

Non-cash investing activities:
Translation adjustment	$5,133	$1,507

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(14,640)	$(10,385)	$(12,961)	$(7,680)
Translation loss during period	(3,454)	1,198	(5,133)	(1,507)
Amounts reclassified from accumulated other comprehensive loss: (1)
Currency translation adjustment	378	—	378	—

Balance at end of period	$(17,716)	$(9,187)	$(17,716)	$(9,187)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(63)	$(72)	$(20)	$(18)
Derivative fair value adjustment, net of taxes of $3 and $12 for the three month periods ended June 30, 2016 and 2015, respectively and $32 and $25 for the six month periods ended June 30, 2016 and 2015, respectively.	(4)	17	(47)	(37)

Balance at end of period	$(67)	$(55)	$(67)	$(55)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,190)	$(2,204)	$(1,204)	$(2,224)
Amounts reclassified from accumulated other comprehensive loss: (2)

Amortization of actuarial losses, net of taxes of $9 and $13 for the three month periods ended June 30, 2016 and 2015, respectively and $18 and $26 for the six month periods ended June 30, 2016 and 2015, respectively.	13	20	27	40

Balance at end of period	$(1,177)	$(2,184)	$(1,177)	$(2,184)

Total accumulated other comprehensive loss at end of period	$(18,960)	$(11,426)	$(18,960)	$(11,426)

(1)	Amount is recorded in equity in earnings (losses) on the condensed consolidated statements of operations.

(2)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2016 and 2015, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

August 9, 2016

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in this Quarterly Report on Form 10-Q in Part II, Item 1A under the heading Risk Factors and the Company’s 2015 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. During the first quarter of 2016 the Company realigned its U.S. Wholesale product categories. The realignment included grouping certain pantryware products and spice racks within the Kitchenware product category. The Company’s realigned product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, shears, cookware, pantryware, spice racks, and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, food storage, neoprene travel products and home décor). In 2015, with categories recast to conform with the current period presentation, Kitchenware products and Tableware products accounted for approximately 92% of the Company’s U.S. Wholesale net sales and 90% of the Company’s consolidated net sales.

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

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2016, Vasconia’s Board of Directors is comprised of ten members of whom the Company has designated three members.

During the second quarter of 2016 the Company sold its 40% equity interest in GS Internacional S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil. The Company initially acquired GSI in December 2011 and accounted for this investment using equity method of accounting; however, impairment losses recognized in 2014 reduced the value of the investment to zero. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000 which is included with Equity in earnings (losses), net of tax.

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

RESTRUCTURING

In 2015 the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness. During 2016 the Company expanded this restructuring plan to focus on more specific actions required to achieve the plan’s objectives. The restructuring plan included the realignment of product categories to best achieve the Company’s strategic plan and implementation of cost reduction initiatives. During the three and six months ended June 30, 2016, the Company recorded $1.1 million and $1.7 million of restructuring expense. The Company does not anticipate that it will incur any further charges related to the U.S. Wholesale restructuring.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.6	64.0	63.5	62.9

Gross margin	36.4	36.0	36.5	37.1
Distribution expenses	10.5	10.4	11.2	10.9
Selling, general and administrative expenses	25.3	26.4	26.9	27.5
Restructuring expenses	0.9	—	0.7	—

Loss from operations	(0.3)	(0.8)	(2.3)	(1.3)
Interest expense	(1.0)	(1.2)	(1.0)	(1.2)
Financing expense	—	—	—	(0.1)
Loss on early retirement of debt	(0.2)	—	(0.1)	—

Loss before income taxes and equity in earnings	(1.5)	(2.0)	(3.4)	(2.6)
Income tax benefit	0.4	0.6	1.2	0.9
Equity in earnings (losses), net of taxes	—	—	(0.1)	0.1

Net loss	(1.1)%	(1.4)%	(2.3)%	(1.6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2015

Net Sales

Net sales for the three months ended June 30, 2016 were $118.1 million, a decrease of $2.8 million, or 2.3%, as compared to net sales of $120.9 million for the corresponding period in 2015.

Net sales for the U.S. Wholesale segment for the three months ended June 30, 2016 were $92.7 million, a decrease of $1.9 million, or 2.0%, as compared to net sales of $94.6 million for the corresponding period in 2015. As a result of the Company’s realignment of its U.S. Wholesale segment product categories, previous periods presented for the U.S. Wholesale segment product categories have been recast to conform to the current period presentation.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $58.6 million for the three months ended June 30, 2016, an increase of $0.3 million, or 0.5%, as compared to $58.3 million for the corresponding period in 2015. The increase was due to successful end cap programs for tools and gadget and cutlery product lines.

Net sales for the U.S. Wholesale segment’s Tableware product category were $26.7 million for the three months ended June 30, 2016, a decrease of $1.6 million, or 5.7%, as compared to $28.3 million for the corresponding period in 2015. The decrease was attributable dinnerware and glassware sales on the timing of certain retailer programs.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $7.5 million for the three months ended June 30, 2016, a decrease of $0.5 million, or 6.3%, as compared to $8.0 million for the corresponding period in 2015. This decrease reflects a decrease in home décor sales, partially offset by a new program launch for the Built NY line.

Net sales for the International segment were $21.6 million for the three months ended June 30, 2016, a decrease of $0.9 million, or 4.0%, as compared to net sales of $22.5 million for the corresponding period in 2015. In constant currency, net sales increased approximately 1.2%. The increase, in local currencies, was due to kitchenware sales to on-line retailers and export sales, partially offset by a decline in tableware sales with certain customers.

Net sales for the Retail Direct segment were $3.8 million for the three months ended June 30, 2016, a decrease of $0.1 million, or 2.6%, as compared to net sales of $3.9 million for the corresponding period in 2015.

Gross margin

Gross margin for the three months ended June 30, 2016 was $43.0 million, or 36.4%, as compared to $43.5 million, or 36.0%, for the corresponding period in 2015.

Gross margin for the U.S. Wholesale segment was $33.0 million, or 35.6%, for the three months ended June 30, 2016, as compared to $33.6 million, or 35.5%, for the corresponding period in 2015. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The increase reflects an improvement in product margin, partially offset by the impact of product mix.

Gross margin for the International segment was $7.5 million, or 34.8%, for the three months ended June 30, 2016, as compared to $7.2 million, or 32.3%, for the corresponding period in 2015. The increase in margin is the result of a reduction in promotional activities and a favorable change in customer mix.

Gross margin for the Retail Direct segment was $2.5 million, or 65.9%, for the three months ended June 30, 2016, as compared to $2.6 million, or 68.4%, for the corresponding period in 2015. The decrease in gross margin in the Retail Direct segment reflects additional costs to reduce shipment breakage and higher royalty expenses.

Distribution expenses

Distribution expenses for the three months ended June 30, 2016 were $12.4 million as compared to $12.5 million for the corresponding period in 2015. Distribution expenses as a percentage of net sales were 10.4% for the three months ended June 30, 2016 as compared to 10.3% for the three months ended June 30, 2015.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 9.4% and 9.2% for the three months ended June 30, 2016 and 2015, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 10.3% for the three months ended June 30, 2016 and 10.2% for the three months ended June 30, 2015. The increases reflect the effect of a decrease in sales shipped from the Company’s warehouses partially offset by a reduction in certain variable expenses.

Distribution expenses as a percentage of net sales for the International segment were approximately 12.0% and 11.6% for the three months ended June 30, 2016 and 2015, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 13.4% and 13.8% for the three months ended June 30, 2016 and 2015, respectively. The improvement reflects an increase in sales shipped from the Company’s warehouses.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 28.9% and 31.4% for the three months ended June 30, 2016 and 2015, respectively. The decrease was from lower freight-out expenses due to fewer product breakage replacements.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 were $29.8 million, a decrease of $2.2 million, or 6.9%, as compared to $32.0 million for the corresponding period in 2015.

Selling, general and administrative expenses for the three months ended June 30, 2016, for the U.S. Wholesale segment were $20.0 million, a decrease of $0.2 million, or 1.0%, from $20.2 million for the corresponding period in 2015. The decrease was primarily attributable to a reduction in headcount, partially offset by an increase in selling related expenses. As a percentage of net sales, selling, general and administrative expenses were 21.6% and 21.4% for the three months ended June 30, 2016 and 2015, respectively.

Selling, general and administrative expenses for the three months ended June 30, 2016 for the International segment were $5.3 million, a decrease of $2.5 million, from $7.8 million for the corresponding period in 2015. The three months ended June 30, 2015 included a charge of approximately $1.5 million related to the change in fair value of contingent consideration attributable to the Kitchen Craft acquisition. The decrease in the 2016 quarter was due to foreign currency transaction gains resulting from the Company’s hedging activity and foreign currency translation rate change.

Selling, general and administrative expenses for the Retail Direct segment were $1.3 million for the three months ended June 30, 2016, as compared to $1.8 million for the three months ended June 30, 2015. The decrease in expenses was primarily due to a decrease in headcount and a reduction in selling expenses.

Unallocated corporate expenses for the three months ended June 30, 2016 were $3.2 million as compared to $2.2 million for the corresponding period in 2015. The increase was primarily attributable to an increase in acquisition related expenses and the reimbursement of expenses incurred for an acquisition not completed during the three months ended June 30, 2015.

Restructuring expenses

During the three months ended June 30, 2016, the Company recorded $1.1 million of restructuring expense, primarily for consulting fees related to the execution of the U.S. Wholesale restructuring plan.

Interest expense

Interest expense for the three months ended June 30, 2016 was $1.1 million, a decrease of $0.4 million, from $1.5 million for the three months ended June 30, 2015. The decrease in expense was attributable to a decrease in average borrowings and a decrease in average borrowing rate due to Term Loan repayments.

Loss on early retirement of debt

In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms of the Company’s Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax benefit

The income tax benefit for the three months ended June 30, 2016 was $0.5 million as compared to $0.7 million for the corresponding period in 2015. The Company’s effective tax rate for the three months ended June 30, 2016 was 28.1% as compared to 29.3% for the corresponding 2015 period. The effective tax rate for the three months ended June 30, 2016 reflects a reduced income tax benefit for capitalized acquisition costs offset by lower taxes outside the U.S.

Equity in earnings (losses)

Equity in earnings (losses) of Vasconia, net of taxes, was a loss of $171,000, net of tax, for the three months ended June 30, 2016, as compared to earnings of $2,000, net of tax, for the three months ended June 30, 2015. Equity in earnings (losses) for the three months ended June 30, 2016 and 2015 includes deferred tax expense of $0.3 million and $0.6 million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $2.1 million for the three months ended June 30, 2016, as compared to a $3.9 million for the three months ended June 30, 2015. The decrease in income from operations is primarily due to a decrease in sales volume and margin in the aluminum business.

As described above, the Company sold its 40% equity interest in GSI during the three months ended June 30, 2016. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 reclassified out of Other comprehensive income (loss).

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2015

Net Sales

Net sales for the six months ended June 30, 2016 were $229.0 million, a decrease of $9.6 million, or 4.0%, as compared to net sales of $238.6 million for the corresponding period in 2015.

Net sales for the U.S. Wholesale segment for the six months ended June 30, 2016 were $175.0 million, a decrease of $6.1 million, or 3.4%, as compared to net sales of $181.1 million for the corresponding period in 2015. As a result of the Company’s realignment of its U.S. Wholesale segment product categories, previous periods presented for the U.S. Wholesale segment product categories have been recast to conform to the current period presentation.

Net sales for the U.S. Wholesale’s Kitchenware product category were $114.2 million for the six months ended June 30, 2016, a decrease of $4.3 million, or 3.6%, as compared to $118.5 million for the corresponding period in 2015. The decrease in the U.S. Wholesale’s Kitchenware product category was primarily attributable to a decrease in sales from a retailer’s inventory rationalization strategy, partially offset by end cap programs for tools and gadget and cutlery product lines.

Net sales for the U.S. Wholesale’s Tableware product category were $46.4 million for the six months ended June 30, 2016, a decrease of $1.7 million, or 3.5%, as compared to $48.1 million for the corresponding period in 2015. The decrease was attributable to dinnerware and glassware sales on the timing of certain retailer programs.

Net sales for the U.S. Wholesale’s Home Solutions product category were $14.4 million for the six months ended June 30, 2016, a decrease of $0.1 million, or 0.7%, as compared to $14.5 million for the corresponding period in 2015. This decrease reflects a decrease in home décor sales, partially offset by a new program launch for the Built NY line.

Net sales for the International segment for the six months ended June 30, 2016 were $45.2 million, a decrease of $2.6 million, as compared to net sales of $47.8 million for the corresponding period in 2015. In local currency, net sales decreased approximately 0.6%. The decrease was primarily due to a decline in tableware sales with certain customers, offset by an increase in kitchenware sales to on-line retailers and export sales.

Net sales for the Retail Direct segment for the six months ended June 30, 2016 were $8.7 million, a decrease of $0.9 million, or 9.4%, as compared to $9.6 million for the corresponding period in 2015. The decrease was primarily attributable to a decrease in sales from the Mikasa® Internet website.

Gross margin

Gross margin for the six months ended June 30, 2016 was $83.5 million, or 36.5%, as compared to $88.4 million, or 37.1%, for the corresponding period in 2015.

Gross margin for the U.S. Wholesale segment was $61.8 million, or 35.3% for the six months ended June 30, 2016, as compared to $65.7 million, or 36.2%, for the corresponding period in 2015. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The Company’s investment in brand development through customer incentives offset an improvement in product margin across most divisions.

Gross margin for the International segment was $15.9 million, or 35.2%, for the six months ended June 30, 2016, as compared to $16.3 million, or 34.0%, for the corresponding period in 2015. The increase in margin is the result of a reduction in promotional activities and favorable change in customer mix.

Gross margin for the Retail Direct segment was $5.8 million, or 66.7%, for the six months ended June 30, 2016, as compared to $6.5 million, or 67.3%, for the corresponding period in 2015. The decrease in gross margin in Retail Direct reflects additional costs to reduce shipment breakage and higher royalty expenses.

Distribution expenses

Distribution expenses for the six months ended June 30, 2016 were $25.7 million as compared to $26.0 million for the corresponding period in 2015. Distribution expenses as a percentage of net sales were 11.2% and 10.9% for the six months ended June 30, 2016 and 2015, respectively.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 10.2% and 9.8% for the six months ended June 30, 2016 and 2015, respectively. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the U.S. Wholesale segment were 10.8% and 10.4% for the six months ended June 30, 2016 and 2015, respectively. The increases reflect the effect of a decrease in sales shipped from the Company’s warehouses and an increase in labor and facility costs.

Distribution expenses as a percentage of net sales for the International segment were approximately 11.5% for the six months ended June 30, 2016, as compared to 11.1% for the corresponding period in 2015. As a percentage of sales shipped from the Company’s U.K. warehouses, distribution expenses for the International segment were 13.0% and 12.7% for the six months ended June 30, 2016 and 2015, respectively. The change reflects a decrease in sales volume.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 29.9% and 31.2% for the six months ended June 30, 2016 and 2015, respectively. The decrease was from lower freight-out expenses due to fewer product breakage replacements.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2016 were $61.7 million, a decrease of $3.8 million, or 5.8%, as compared to $65.5 million for the corresponding period in 2015.

Selling, general and administrative expenses for the six months ended June 30, 2016 for the U.S. Wholesale segment were $40.9 million, a decrease of $0.4 million, or 1.0%, as compared to $41.3 million for the corresponding period in 2015. The decrease was primarily attributable to a reduction in headcount, partially offset by an increase in selling related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 23.4% for the six months ended June 30, 2016 compared to 22.8% for the corresponding period in 2015.

Selling, general and administrative expenses for the six months ended June 30, 2016 for the International segment were $10.7 million, a decrease of $4.0 million, or 27.2%, as compared to $14.7 million for the corresponding period in 2015. The six months ended June 30, 2015 included a charge of approximately $1.5 million related to the change in fair value of contingent consideration attributable to the Kitchen Craft acquisition. The decrease in the 2016 quarter was due to foreign currency transaction gains resulting from the Company’s hedging activity and foreign currency translation rate change.

Selling, general and administrative expenses for the six months ended June 30, 2016 and 2015 for the Retail Direct segment were $3.1 million and $3.9 million, respectively. The decrease in expenses was primarily due to a decrease in headcount and a reduction in selling expenses.

Unallocated corporate expenses for the six months ended June 30, 2016 and 2015 were $7.0 million and $5.7 million, respectively. The increase was primarily attributable to an increase in acquisition related fees and the reimbursement of expenses incurred for an acquisition not completed during the six months ended June 30, 2015.

Restructuring expenses

During the six months ended June 30, 2016, the Company recorded $1.7 million of restructuring expense. The expense for the period includes severance of approximately $0.6 million and consulting expenses of approximately $1.1 million. These charges are related to the execution of the U.S. Wholesale restructuring plan.

Interest expense

Interest expense for the six months ended June 30, 2016 was $2.3 million as compared to $2.9 million for the corresponding period in 2015. The decrease in expense was attributable to a decrease in average borrowings and a decrease in average borrowing rate due to Term Loan repayments.

Financing expense

During the six months ended June 30, 2015, the Company wrote off $0.2 million of expenses related to the refinancing of indebtedness that was not completed. The Company did not incur financing expenses during the six months ended June 30, 2016.

Loss on early retirement of debt

In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms of the Company’s Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax benefit

The income tax benefit for the six months ended June 30, 2016 was $2.7 million as compared to $2.1 million for the corresponding period in 2015. The Company’s effective tax rate for the six months ended June 30, 2016 was 33.9% as compared to 33.5% for the 2015 period. The Company’s effective tax rate for the six months ended June 30, 2016 reflects a reduced income tax benefit for capitalized acquisition costs offset by lower taxes outside the U.S.

Equity in earnings (losses)

Equity in earnings (losses) of Vasconia, net of taxes, was a loss of $0.3 million and earnings of $0.3 million for the six months ended June 30, 2016 and 2015, respectively. Equity in earnings (losses) includes a deferred tax expense of $0.5 million and $0.6 million during the six months ended June 30, 2016 and 2015, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $2.9 million and $6.6 million for the six months ended June 30, 2016 and 2015, respectively, and net income of $0.7 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in income from operations is primarily due to a decrease in sales volume and margin in the aluminum business.

As described above, the Company sold its 40% equity interest in GSI during the six months ended June 30, 2016. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 reclassified out of Other comprehensive income (loss).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At June 30, 2016, the Company had cash and cash equivalents of $6.6 million compared to $7.1 million at December 31, 2015. Working capital was $181.8 million at June 30, 2016 compared to $152.0 million at December 31, 2015. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Credit Agreement), was $57.7 million.

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At June 30, 2016, borrowings outstanding under the Revolving Credit Facility were $105.9 million and open letters of credit were $2.2 million. At June 30, 2016, availability under the Revolving Credit Facility was approximately $58.3 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

As of June 30, 2016 and December 31, 2015, $14.5 million and $35.0 million, respectively, were outstanding under the Term Loan. At June 30, 2016 and December 31, 2015, unamortized debt issuance costs were $238,000 and $621,000.

Interest rates on outstanding borrowings at June 30, 2016 ranged from 2.5 to 5.0%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.00 to 1.00 for each fiscal quarter ending June 30 and September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

As of June 30, 2016, the Company’s Senior Leverage Ratio was 2.8 to 1.00.

Pursuant to the Credit Agreement, as of June 30, 2016 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $51.0 million. The Company was in compliance with the financial covenants of the Credit Agreement at June 30, 2016.

In August 2016, the Company amended the Credit Agreement, among other things, to allow the sale of certain of its accounts receivable to other financial institutions (subject to approval of the Credit Agreement’s administrative agent) and revise the definition of EBITDA to provide that non-recurring charges shall not exceed $5.0 million during the term of the Credit Agreement (previous limit was $2.0 million).

Covenant Calculations

Consolidated EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s Consolidated EBITDA for the last four fiscal quarters:

Consolidated EBITDA for the Four Quarters Ended June 30, 2016
(in thousands)

Three months ended June 30, 2016	$5,206
Three months ended March 31, 2016	268
Three months ended December 31, 2015	23,889
Three months ended September 30, 2015	14,089

Total for the four quarters	$43,452

Capital expenditures for the three months ended June 30, 2016 were $1.1 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income, as reported, to Consolidated EBITDA, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Net loss as reported	$(1,191)	$(1,727)	$(5,479)	$(3,832)
Subtract out:
Undistributed equity in (earnings) losses, net	(18)	(2)	132	(290)
Add back:
Income tax benefit	(473)	(717)	(2,743)	(2,080)
Interest expense	1,122	1,459	2,315	2,890
Financing expense	—	—	—	154
Loss on early retirement of debt	272	—	272	—
Depreciation and amortization	3,578	3,638	7,062	7,193
Stock compensation expense	487	773	1,290	1,523
Contingent consideration	—	1,545	—	1,692
Permitted acquisition related expenses, net of recovery	369	(581)	924	(343)
Restructuring expenses	1,060	—	1,701	—

Consolidated EBITDA	$5,206	$4,388	$5,474	$6,907

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At June 30, 2016 and December 31, 2015, borrowings of RMB 870,000 ($131,000) and RMB 1.6 million ($252,000), respectively, were outstanding under the HSBC Facility. Outstanding borrowings at June 30, 2016 carried an interest rate of 5.0%.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $17.5 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

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

Operating activities

Net cash used in operating activities was $19.6 million for the six months ended June 30, 2016 as compared to cash provided by operating activities of $10.6 million for the corresponding 2015 period. The change in operating cash flow was primarily due to an increase in payments of accrued expenses and accounts payable in the 2016 period, as compared to the 2015 period, and changes in the timing of the collection of receivables in the current period as compared to the 2015 period.

Investing activities

Net cash used in investing activities was $1.1 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively.

Financing activities

Net cash provided by financing activities was $20.4 million for the six months ended June 30, 2016 as compared to cash used in financing activities of $7.5 million for the corresponding 2015 period. The change in financing activities was attributable to the change in borrowings under the Company’s Revolving Credit Facility and the prepayment of borrowings under the Company’s Term Loan.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2016, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

The following is an update to the corresponding risk factor set forth in the Company’s 2015 Annual Report on Form 10-K. Except as modified below, there have been no other material changes in the Company’s risk factors from those disclosed in the Company’s 2015 Annual Report on Form 10-K.

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

The Company’s performance is affected by general economic factors, the strength of retail economies and political conditions that are beyond its control. Retail economies are impacted by factors such as consumer demand and the condition of the retail industry, which in turn, are affected by general economic factors. These general economic factors include, among other factors:

•	recession, inflation, deflation, unemployment and other factors adversely affecting consumer spending patterns generally;

•	conditions affecting the retail environment for the home and other matters that influence consumer spending in the home retail industry specifically;

•	conditions affecting the housing markets;

•	consumer credit availability and consumer debt levels;

•	material input costs, including fuel and energy costs and labor cost inflation;

•	foreign currency translation;

•	interest rates and the ability to hedge interest rate risks;

•	government policies including tax policies relating to value-added taxes, import and export duties and quotas, antidumping regulations and related tariffs, import and export controls and social compliance standards;

•	the impact of natural disasters, conflicts and terrorist activities;

•	unfavorable economic conditions in the United States, the United Kingdom, Continental Europe, Asia and elsewhere; and

•	unstable economic and political conditions, lack of legal regulation enforcement, civil unrest and political activism, particularly in Asia.

The referendum held in the United Kingdom (“U.K.”) on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union would be unprecedented and it is unclear, if passed into law, what impact this would have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. The Company has two wholly-owned businesses based in the U.K., Kitchen Craft, acquired in 2014, and Creative Tops, acquired in 2011. Net sales attributable to these U.K. domiciled businesses were $21.0 million and $44.0 million for the three and six month periods ended June 30, 2016, respectively, and represent 18% and 19% of the Company’s consolidated net sales for those periods, respectively. The uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer and investor confidence, result in additional market volatility, including volatility in the value of the British pound and European euro and adversely affect the Company’s businesses, results of operations, and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period(2)
June 1- June 30, 2016	4,287	$15.32	—	$6,771,467

(1)	The repurchased 4,287 shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended June 30, 2016.

Item 5.	Other Information

On August 4, 2016, the Company entered into an amendment among the Company, the financial institutions party thereto as Lenders and JPMorgan Chase Bank, N.A as Administrative Agent (“Amendment No. 4”) to its Second Amended and Restated Credit Agreement, dated January 13, 2014, as amended (“Credit Agreement”).

Amendment No. 4, among other things, allows the sale of certain accounts receivable by the Company to other financial institutions (subject to approval of the Credit Agreement’s Administrative Agent).

Amendment No. 4 also revises the definition of EBITDA to provide that non-recurring charges shall not exceed $5.0 million during the term of the Credit Agreement ($2.0 limit was million).

The foregoing description of Amendment No. 4 is qualified in its entirety by the text of Amendment No. 4, filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.

3.1	Certificate of Amendment to Second Restated Certificate of Incorporation of Lifetime Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 10, 2016)

10.1	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of August 4, 2016, among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 9, 2016
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 9, 2016
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)