Form 10-Q
period 2016-09-30
LIFETIME BRANDS, INC
filed 2016-11-09
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2016 was 14,431,027.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,831	$7,131
Accounts receivable, less allowances of $5,174 at September 30, 2016 and $5,300 at December 31, 2015	130,112	90,576
Inventory (Note A)	171,337	136,890
Prepaid expenses and other current assets	8,323	8,783
Income taxes receivable (Note I)	2,172	—

TOTAL CURRENT ASSETS	317,775	243,380
PROPERTY AND EQUIPMENT, net	21,402	24,877
INVESTMENTS (Note C)	22,536	24,973
INTANGIBLE ASSETS, net (Note D)	96,923	96,593
DEFERRED INCOME TAXES (Note I)	7,164	6,486
OTHER ASSETS	2,104	2,022

TOTAL ASSETS	$467,904	$398,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note E)	$9,851	$19,646
Short term loan (Note E)	118	252
Accounts payable	49,228	27,245
Accrued expenses	52,350	40,154
Income taxes payable (Note I)	—	4,064

TOTAL CURRENT LIABILITIES	111,547	91,361
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	19,257	18,556
DEFERRED INCOME TAXES (Note I)	9,143	8,596
REVOLVING CREDIT FACILITY (Note E)	128,686	65,617
CREDIT AGREEMENT TERM LOAN (Note E)	1,970	14,733
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding		—
Common stock, $.01 par value, shares authorized: 50,000,000 at September 30, 2016 and 25,000,000 at December 31, 2015; shares issued and outstanding: 14,431,027 at September 30, 2016 and 14,030,221 at December 31, 2015	144	140
Paid-in capital	171,217	165,780
Retained earnings	46,860	47,733
Accumulated other comprehensive loss (Note L)	(20,920)	(14,185)

TOTAL STOCKHOLDERS’ EQUITY	197,301	199,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,904	$398,331

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$170,124	$163,198	$399,099	$401,790
Cost of sales	111,802	106,246	257,232	256,419

Gross margin	58,322	56,952	141,867	145,371
Distribution expenses (Note A)	14,531	13,348	40,225	39,378
Selling, general and administrative expenses	33,009	33,842	94,662	99,389
Restructuring expenses	—	—	1,701	—

Income from operations	10,782	9,762	5,279	6,604
Interest expense (Note E)	(1,231)	(1,454)	(3,546)	(4,344)
Financing expense	—	—	—	(154)
Loss on early retirement of debt	—	—	(272)	—

Income before income taxes and equity in earnings	9,551	8,308	1,461	2,106
Income tax provision (Note I)	(2,961)	(2,745)	(218)	(665)
Equity in losses, net of taxes (Note C)	(138)	(459)	(270)	(169)

NET INCOME	$6,452	$5,104	$973	$1,272

BASIC INCOME PER COMMON SHARE (NOTE H)	$0.45	$0.37	$0.07	$0.09

DILUTED INCOME PER COMMON SHARE (NOTE H)	$0.44	$0.36	$0.07	$0.09

Cash dividends declared per common share	$0.0425	$0.0425	$0.1275	$0.1175

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$6,452	$5,104	$973	$1,272
Other comprehensive income (loss), net of taxes:
Translation adjustment	(2,007)	(3,174)	(6,762)	(4,681)
Derivative fair value adjustment	33	(34)	(14)	(71)
Effect of retirement benefit obligations	14	20	41	60

Other comprehensive loss, net of taxes	(1,960)	(3,188)	(6,735)	(4,692)

Comprehensive income (loss)	$4,492	$1,916	$(5,762)	$(3,420)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$973	$1,272
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,744	10,703
Amortization of financing costs	513	477
Deferred rent	(125)	511
Deferred income taxes	—	699
Stock compensation expense	2,115	2,314
Undistributed equity in (earnings) losses, net	270	169
Gain on disposal of fixed assets	(23)	—
Loss on early retirement of debt	272	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(42,360)	(2,576)
Inventory	(34,552)	(36,422)
Prepaid expenses, other current assets and other assets	(412)	(642)
Accounts payable, accrued expenses and other liabilities	38,410	17,886
Income taxes receivable	(1,967)	—
Income taxes payable	(5,246)	(5,822)

NET CASH USED IN OPERATING ACTIVITIES	(30,388)	(11,431)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,982)	(4,190)
Proceeds from disposition of GSI	567	—
Acquisitions	(9,382)	—

NET CASH USED IN INVESTING ACTIVITIES	(10,797)	(4,190)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	200,144	213,625
Repayments of Revolving Credit Facility	(136,175)	(187,267)
Repayment of Credit Agreement Term Loan	(23,000)	(7,500)
Proceeds from Short Term Loan	118	37
Payments on Short Term Loan	(248)	(803)
Payment of financing costs	(13)	—
Payments for capital leases	(55)	—
Payments of tax withholding for stock based compensation	(74)	—
Proceeds from exercise of stock options	1,217	843
Cash dividends paid (Note L)	(1,804)	(1,557)

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,110	17,378

Effect of foreign exchange on cash	(225)	(546)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,300)	1,211

Cash and cash equivalents at beginning of period	7,131	5,068

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,831	$6,279

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2015 and 2014, net sales for the third and fourth quarters accounted for 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed primarily to retail customers in sales transactions are included in net sales and amounted to $302,000 and $313,000 for the three months ended September 30, 2016 and 2015, respectively, and $1.0 million for the nine months ended September 30, 2016 and the nine months ended September 30, 2015. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

The Company offers various sales incentives and promotional programs to its wholesale customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and an estimate of sales returns are reflected as reductions in net sales in the Company’s condensed consolidated statements of operations.

Cost of sales

Cost of sales consists primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties and other product procurement related charges.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Distribution expenses

Distribution expenses consist primarily of warehousing expenses and freight-out expenses.

In September 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the three and nine months ended September 30, 2016 includes $1.3 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of September 30, 2016.

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

In order to reduce accounts receivable balances and improve cash flows, on September 30, 2016 the Company entered into an uncommitted Receivables Purchase Agreement among the Company and HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables sold and the Company will be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. The Company did not sell any Receivables pursuant to this agreement during the nine months ended September 30, 2016. Subsequent to September 30, 2016, the Company sold $16.1 million of Receivables pursuant to this agreement.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

The components of inventory are as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Finished goods	$168,908	$133,618
Work in process	1,547	1,754
Raw materials	882	1,518

Total	$171,337	$136,890

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

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU Topic No. 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the two-step process. The first step in the two-step process compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, the second step must be performed. The second step represents a hypothetical purchase price allocation as if the Company had acquired the reporting unit on that date. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Employee healthcare

The Company self-insures certain portions of its health insurance plans. The Company maintains an accrual for unpaid claims and estimated claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate claims IBNR, actual claims may vary significantly from estimated claims.

Restructuring Expenses

Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. A liability has been incurred at the point of closure for any remaining operating lease obligations and at the communication date for severance.

In December 2015, the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. The Company expanded this restructuring plan in the first quarter of 2016 to focus on specific actions required to achieve the plan’s objectives. During the nine months ended September 30, 2016, the Company recorded $1.7 million of restructuring expense related to the execution of this plan.

At September 30, 2016, $29,000 was accrued related to severance expense from the restructuring plan. The Company expects the remaining severance will be paid in the fourth quarter of 2016. The Company expects to incur $606,000 of additional U.S. Wholesale restructuring charges, related to severance and consulting, in the fourth quarter of 2016.

Adoption of New Accounting Pronouncements

Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In connection with the adoption of this standard, debt issuance costs associated with the Company’s Term Loan are presented as a deduction from the Term loan balance as of September 30, 2016 and December 31, 2015. The retrospective adoption of this pronouncement results in a reduction of Other assets of $621,000, a reduction of the Current maturity of Credit Agreement Term Loan of $354,000 and a reduction of Credit Agreement Term Loan of $267,000 on the condensed consolidated statement of financial position as of December 31, 2015. The debt issuance costs associated with the Company’s Revolving Credit Facility are presented as Other assets as of September 30, 2016 and December 31, 2015.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

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

Accounting Pronouncements to be Adopted in Future Periods

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice on how certain transactions are classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The standard will also allow an employer to repurchase more of an employee’s shares than is currently allowed for tax withholding purposes without triggering liability accounting, and will allow companies to make a policy election to account for forfeitures as they occur. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using either the first-in, first-out or average cost method. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but the adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE B — ACQUISITIONS

On September 16, 2016, the Company acquired the Amco Houseworks®, Chicago™ Metallic and Swing-A-Way® kitchenware and bakeware brands, together with their related inventory, from Focus Products Group International, LLC (“Focus”). The assets and operating results of the Focus brands are reflected in the Company’s unaudited condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired including, inventory ($3.5 million) and customer relationships and trade names ($5.3 million). Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives of 15 years.

On October 6, 2016, the Company acquired the Copco® product line from Wilton Industries, Inc, for cash in the amount of $12.3 million. The product line includes thermal and hydration beverageware, tea kettles and kitchen organization products. The estimated fair values of the assets acquired will be determined in the fourth quarter of 2016.

NOTE C — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine month periods ended September 30, 2016 and 2015 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 19.54 and MXN 17.38 at September 30, 2016 and December 31, 2015, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 18.73 and MXN 16.41 during the three months ended September 30, 2016 and 2015, respectively, and MXN 17.79 to MXN 18.27 and MXN 14.94 to MXN 16.41 during the nine months ended September 30, 2016 and 2015. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $2.5 million and $5.1 million during the nine months ended September 30, 2016 and 2015, respectively (also see Note L). These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at September 30, 2016 and December 31, 2015 are amounts due from Vasconia of $182,000 and $55,000, respectively. Included within accrued expenses and accounts payable at September 30, 2016 and December 31, 2015 are amounts due to Vasconia of $130,000 and $28,000, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

A summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended
	September 30,
	2016		2015
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$34,416	$644,788	$42,759	$701,631
Gross profit	5,736	107,474	7,755	127,258
Income from operations	630	11,798	2,134	35,012
Net income (loss)	(215)	(4,020)	1,210	19,859

	Nine Months Ended
	September 30,
	2016		2015
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$109,594	$2,002,137	$139,748	$2,169,538
Gross Profit	18,601	339,808	27,838	431,333
Income from operations	3,626	65,933	8,742	135,210
Net Income	521	9,274	4,774	73,981

The Company recorded equity in losses of Vasconia, net of taxes, of $138,000 and $459,000 for the three and nine months ended September 30, 2016, respectively. The Company recorded equity in losses of Vasconia, net of taxes, of $0.5 million and $0.2 million for the three and nine months ended September 30, 2015, respectively. Due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities, equity in losses for the three and nine months ended September 30, 2016 includes deferred tax expense of $0.1 million and $0.5 million, respectively. Equity in earnings for the three and nine month periods ended 2015 include deferred tax expense of $0.8 million and $1.3 million, respectively.

As of September 30, 2016 and December 31, 2015, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $31.4 million and $35.9 million, respectively. The carrying value of the Company’s investment in Vasconia was $22.3 million and $24.7 million as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2016 the Company sold its 40% equity interest in GS Internacional S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil. The Company initially acquired GSI in December 2011 and accounted for this investment using the equity method of accounting; however, impairment losses in 2014 reduced the investment balance to zero. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain is included within Equity in earnings (losses), net of tax, and represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 which were reclassified out of Other comprehensive income (loss).

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at September 30, 2016, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE D — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$18,101	$—	$18,101	$18,101	$—	$18,101
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616
Finite-lived intangible assets:
Licenses	15,847	(8,805)	7,042	15,847	(8,462)	7,385
Trade names	32,621	(8,540)	24,081	29,724	(6,818)	22,906
Customer relationships	53,477	(13,877)	39,600	50,823	(10,806)	40,017
Other	1,266	(783)	483	1,202	(634)	568

Total	$128,928	$(32,005)	$96,923	$123,313	$(26,720)	$96,593

The Company performed its annual impairment test for its indefinite-lived trade names as of October 1, 2016. The Company elected to first perform a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s indefinite-lived trade names are less than the carrying values. The Company considered events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived trade names. Based on the qualitative assessment the Company determined it is not more likely than not that the fair values of the Company’s indefinite-lived trade names are less than the carrying values.

NOTE E — DEBT

Credit Agreement

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At September 30, 2016 and December 31, 2015, borrowings outstanding under the Revolving Credit Facility were $128.7 million and $65.6 million, respectively, and open letters of credit were $2.4 million and $1.4 million, respectively. At September 30, 2016, availability under the Revolving Credit Facility was approximately $43.9 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

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

As of September 30, 2016 and December 31, 2015, $12.0 million and $35.0 million, respectively, was outstanding under the Term Loan. At September 30, 2016 and December 31, 2015, unamortized debt issuance costs were $179,000 and $621,000. In May 2015 the credit agreement was amended to provide for a $10.0 million prepayment of the Term Loan, if such amount was greater than the payment that would have been required pursuant to the agreement’s original terms (50% of the Company’s excess cash flow for the 2015 fiscal year). In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Interest rates on outstanding borrowings at September 30, 2016 ranged from 2.50% to 5.06%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 4.00 to 1.00 for the fiscal quarter ending September 30, 2016; and 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

Pursuant to the Credit Agreement, as of September 30, 2016, the maximum additional permitted indebtedness other than certain subordinated indebtedness was $43.9 million. The Company was in compliance with the financial covenants of the Credit Agreement at September 30, 2016.

In August 2016, the Company amended the Credit Agreement, among other things, to allow the sale of certain accounts receivable by the Company to other financial institutions (subject to approval of the Credit Agreement’s administrative agent) and revise the definition of EBITDA to provide that non-recurring charges shall not exceed $5.0 million during the term of the Credit Agreement (the previous limit was $2.0 million).

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At September 30, 2016 and December 31, 2015, borrowings of RMB 787,000 ($118,000) and RMB 1.6 million ($252,000), respectively, were outstanding under the HSBC Facility. Outstanding borrowings at September 30, 2016 carried an interest rate of 5.0%.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE F — DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional value of $15.8 million and $20.1 million, at September 30, 2016 and December 31, 2015, respectively, to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive income (loss).

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. The aggregate gross notional values of foreign exchange contracts at September 30, 2016 and December 31, 2015 were $20.6 million and $5.5 million, respectively. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair values of these contracts are recorded in earnings immediately.

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

		Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	Accrued Expenses	$29	$10
	Deferred rent & other long-term liability	30	25

		Assets
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
Foreign exchange contracts	Prepaid expenses and other current assets	$575	$261

The fair values of the derivatives have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2016	2015	2016	2015
Interest rate swaps	$33	$(34)	$(14)	$(71)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

No amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified to interest expense in the next twelve months.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows (in thousands):

		Amount of Gain Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of Gain Recognized in Earnings on Derivatives	2016	2015	2016	2015
Foreign exchange contracts	Selling, general and administrative expense	$403	$161	$1,271	$283

NOTE G — STOCK COMPENSATION

Option Awards

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2016 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2016	2,242,202	$14.28
Grants	56,850	15.69
Exercises	(140,693)	8.65
Cancellations	(29,750)	15.48
Expirations	(218,100)	27.93

Options outstanding, September 30, 2016	1,910,509	13.16	4.9	$3,303,700

Options exercisable, September 30, 2016	1,564,076	$12.45	4.4	$3,253,200

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2016. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2016 and the exercise price.

The total intrinsic value of stock options exercised for the nine month periods ended September 30, 2016 and 2015 was $0.9 million and $0.6 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at September 30, 2016, before the effect of income taxes, was $1.8 million and is expected to be recognized over a weighted-average period of 1.8 years.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2016 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Nonvested restricted shares, January 1, 2016	101,435	$14.77
Grants	109,170	15.64
Vested	(44,639)	14.84
Cancellations	(2,325)	14.93

Nonvested restricted shares, September 30, 2016	163,641	$15.33

Total unrecognized compensation expense remaining	$2,090,000
Weighted-average years expected to be recognized over	2.8

The total fair value of restricted stock that vested during the nine months ended September 30, 2016 was $682,000.

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

A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2016 is as follows:

	Performance- based awards (1)	Weighted- average grant date fair value
Nonvested performance-based awards, January 1, 2016	66,150	$14.84
Grants	82,000	15.69
Cancellations	(2,041)	14.94

Nonvested performance-based awards, September 30, 2016	146,109	$15.32

Total unrecognized compensation expense remaining	$1,526,000
Weighted-average years expected to be recognized over	1.8

(1)	Represents the target number of shares to be issued for each performance-based award.

The Company recognized total stock compensation expense of $0.8 million for the three months ended September 30, 2016, of which $0.4 million represents stock option compensation expense and $0.4 million represents restricted stock and performance based compensation expense. For the nine months ended September 30, 2016 the Company recognized total stock compensation expense of $2.1 million, of which $1.0 million represents stock option compensation expense, $1.1 million represents restricted stock and performance based compensation expense and $32,000 represents stock awards granted in 2016.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

The Company recognized total stock compensation expense of $0.8 million for the three months ended September 30, 2015, of which $0.5 million represents stock option compensation expense and $0.3 million represents restricted stock and performance based compensation expense. For the nine months ended September 30, 2015 the Company recognized total stock compensation expense of $2.3 million, of which $1.7 million represents stock option compensation expense, $0.5 million represents restricted stock and performance based compensation expense and $53,000 represents stock awards granted in 2015.

At September 30, 2016, there were 410,504 shares available for awards that could be granted under the Company’s Amended and Restated 2000 Long-Term Incentive Plan.

NOTE H — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the three and nine month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income – basic and diluted	$6,452	$5,104	$973	$1,272
Weighted-average shares outstanding – basic	14,266	13,912	14,129	13,824
Effect of dilutive securities:
Stock options and restricted stock	365	395	365	418

Weighted-average shares outstanding – diluted	14,631	14,307	14,494	14,242

Basic income per common share	$0.45	$0.37	$0.07	$0.09

Diluted income per common share	$0.44	$0.36	$0.07	$0.09

The computation of diluted income per common share for the three September 30, 2016 excludes options to purchase 523,375 shares. The computation of diluted income per common share for the nine months ended September 30, 2016 excludes options to purchase 1,543,387 shares and 89,164 restricted shares. The computation of diluted income per common share for the three and nine months ended September 30, 2015 excludes options to purchase 682,900 shares and 1,732,076 shares, respectively. These shares were excluded due to their antidilutive effects.

NOTE I — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at September 30, 2016 is a gross liability of tax and interest of $172,000. The Company believes that $70,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2014. At September 30, 2016, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2012 through 2015.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and nine month periods ended September 30, 2016 and 2015.

The Company’s effective tax rate for the nine months ended September 30, 2016 was 14.9% as compared to 31.6% for the 2015 period. The Company’s effective tax rate for the nine months ended September 30, 2016 reflects the enactment of lower corporate income tax rates in the United Kingdom, from 18% to 17%, effective April 1, 2020, as well as a lower blended state income tax rate as compared to the prior year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net sales
U.S. Wholesale	$139,607	$130,588	$314,613	$311,710
International	26,736	28,812	71,969	76,641
Retail Direct	3,781	3,798	12,517	13,439

Total net sales	$170,124	$163,198	$399,099	$401,790

Income (loss) from operations
U.S. Wholesale	$14,367	$13,464	$15,846	$20,094
International	1,024	608	1,037	(3,060)
Retail Direct	(97)	(377)	(54)	(784)
Unallocated corporate expenses	(4,512)	(3,933)	(11,550)	(9,646)

Income from operations	$10,782	$9,762	$5,279	$6,604

Depreciation and amortization
U.S. Wholesale (1)	$3,386	$2,164	$7,837	$6,609
International	1,264	1,312	3,804	3,982
Retail Direct	32	34	103	112

Total depreciation and amortization (1)	$4,682	$3,510	$11,744	$10,703

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

	September 30,	December 31,
	2016	2015
	(in thousands)
Assets
U.S. Wholesale	$336,901	$269,143
International	117,639	115,128
Retail Direct	369	443
Unallocated/ Corporate/ Other	12,995	13,617

Total assets	$467,904	$398,331

(1)	The three and nine months ended September 30, 2016 includes a $1.3 million charge to correct prior years’ depreciation of certain assets within the U.S. Wholesale segment.

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for OU-1, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA will conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by EPA on the necessity of any further response actions to address groundwater contamination. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none such litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE L — OTHER

Cash dividends

Dividends declared in the nine months ended September 30, 2016 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$ 0.0425	March 3, 2016	May 2, 2016	May 16, 2016
$ 0.0425	June 9, 2016	August 1, 2016	August 15, 2016
$ 0.0425	August 4, 2016	November 1, 2016	November 15, 2016

On February 15, 2016, May 16, 2016 and August 15, 2016 the Company paid cash dividends of $594,000, $602,000 and $608,000 respectively. In the three months ended September 30, 2016, the Company reduced retained earnings for the accrual of $619,000 relating to the dividend payable on November 15, 2016.

On November 3, 2016, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on February 15, 2017 to shareholders of record on February 1, 2017.

Supplemental cash flow information

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,998	$3,636
Cash paid for taxes	6,361	6,883
Non-cash investing activities:
Translation adjustment	$7,140	$4,681

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(17,716)	$(9,187)	$(12,961)	$(7,680)
Translation loss during period	(2,007)	(3,174)	(7,140)	(4,681)
Amounts reclassified from accumulated other comprehensive loss: (1)
Currency translation adjustment	—	—	378

Balance at end of period	$(19,723)	$(12,361)	$(19,723)	$(12,361)

Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(67)	$(55)	$(20)	$(18)
Derivative fair value adjustment, net of taxes of $22 and $22 for the three month periods ended September 30, 2016 and 2015, respectively, and $10 and $47 for the nine month periods ended September 30, 2016 and 2015, respectively	33	(34)	(14)	(71)

Balance at end of period	$(34)	$(89)	$(34)	$(89)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,177)	$(2,184)	$(1,204)	$(2,224)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial losses, net of taxes of $9 and $13 for the three month periods ended September 30, 2016 and 2015, respectively, and $27 and $40 for the nine month periods ended September 30, 2016 and 2015, respectively	14	20	41	60

Balance at end of period	$(1,163)	$(2,164)	$(1,163)	$(2,164)

Total accumulated other comprehensive loss at end of period	$(20,920)	$(14,614)	$(20,920)	$(14,614)

(1)	Amount is recorded in equity in earnings (losses) on the condensed consolidated statements of operations.
(2)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2016 and 2015, and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

November 9, 2016

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in in this Quarterly Report on Form 10-Q in Part II, Item 1A under the heading Risk Factors and the Company’s 2015 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

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

In 2016, the Company further expanded its brand portfolio through the acquisition of brands and certain other assets of Wilton Armetale and the acquisition of certain assets of the Kitchen division of Focus Products Group, LLC. The Focus Products Group acquisition included kitchenware and bakeware products marketed under the Amco Houseworks®, Chicago™ Metallic and Swing-A-Way® brands.

In October 2016 the Company acquired the Copco® product line, which specializes in thermal and hydration beverageware, tea kettles and kitchen organization products, from Wilton Industries, Inc.

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

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of September 30, 2016, Vasconia’s Board of Directors is comprised of ten members of whom the Company has designated three members.

During the second quarter of 2016 the Company sold its 40% equity interest in GS Internacional S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil. The Company initially acquired GSI in December 2011 and accounted for this investment using the equity method of accounting; however, impairment losses recognized in 2014 reduced the value of the investment to zero. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000 which is included within Equity in earnings (losses), net of tax.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2015 and 2014, net sales for the third and fourth quarters accounted for 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.

RESTRUCTURING

In 2015 the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. During 2016 the Company expanded this restructuring plan to focus on specific actions required to achieve the plan’s objectives. The restructuring plan included the realignment of product categories to best achieve the Company’s strategic plan and implementation of cost reduction initiatives. During the nine months ended September 30, 2016, the Company recorded $1.7 million of restructuring expense. The Company expects to incur $606,000 of additional severance charges in the fourth quarter of 2016 related to the U.S. Wholesale restructuring.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.7	65.1	64.5	63.8

Gross margin	34.3	34.9	35.5	36.2
Distribution expenses	8.5	8.2	10.1	9.8
Selling, general and administrative expenses	19.4	20.7	23.7	24.7
Restructuring expenses	—	—	0.4	—

Income from operations	6.4	6.0	1.3	1.7
Interest expense	(0.7)	(0.9)	(0.9)	(1.1)
Financing expense	—	—	—	—
Loss on early retirement of debt	—	—	(0.1)	—

Income before income taxes and equity in earnings	5.6	5.1	0.4	0.6
Income tax provision	(1.7)	(1.7)	(0.1)	(0.2)
Equity in losses, net of taxes	(0.1)	(0.3)	(0.1)	—

Net income	3.8%	3.1%	0.2%	0.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED

SEPTEMBER 30, 2015

Net Sales

Net sales for the three months ended September 30, 2016 were $170.1 million, an increase of $6.9 million, or 4.2%, as compared to net sales of $163.2 million for the corresponding period in 2015.

Net sales for the U.S. Wholesale segment for the three months ended September 30, 2016 were $139.6 million, an increase of $9.0 million, or 6.9%, as compared to net sales of $130.6 million for the corresponding period in 2015. As a result of the Company’s realignment of the product categories within the U.S. Wholesale segment, previous periods presented for the U.S. Wholesale segment product categories have been recast to conform to the current period presentation.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $75.0 million for the three months ended September 30, 2016, a decrease of $3.5 million, or 4.5%, as compared to $78.5 million for the corresponding period in 2015. The decrease in the U.S. Wholesale segment’s Kitchenware product category sales was attributable to a decrease in cutlery sales; and cookware sales, in part, due to timing. The decrease was partially offset by an increase in pantryware warehouse club programs and an increase in sales from a cross-divisional program at a major retailer.

Net sales for the U.S. Wholesale segment’s Tableware product category were $48.6 million for the three months ended September 30, 2016, an increase of $8.1 million, or 20.0%, as compared to $40.5 million for the corresponding period in 2015. The increase was attributable to dinnerware and flatware warehouse club program sales.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $16.0 million for the three months ended September 30, 2016, an increase of $4.4 million, or 37.9%, as compared to $11.6 million for the corresponding period in 2015. The increase reflects new home décor programs and the timing of drug store chain programs. The increase also reflects the new program launch for the Built NY line.

Net sales for the International segment were $26.7 million for the three months ended September 30, 2016, a decrease of $2.1 million, or 7.3%, as compared to net sales of $28.8 million for the corresponding period in 2015. In constant currency, net sales increased approximately 4.8%. The increase, in local currencies, was primarily due to kitchenware sales to on-line retailers and export sales and, to a lesser extent, tableware sales.

Net sales for the Retail Direct segment were $3.8 million for the three months ended September 30, 2016 and 2015.

Gross margin

Gross margin for the three months ended September 30, 2016 was $58.3 million, or 34.3%, as compared to $57.0 million, or 34.9%, for the corresponding period in 2015.

Gross margin for the U.S. Wholesale segment was $47.1 million, or 33.8%, for the three months ended September 30, 2016, as compared to $44.8 million, or 34.3%, for the corresponding period in 2015. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The decrease reflects a change in product mix and shift in product category growth.

Gross margin for the International segment was $8.7 million, or 32.4%, for the three months ended September 30, 2016, as compared to $9.6 million, or 33.2%, for the corresponding period in 2015. The decrease in margin is the result of the weakened British pound and, to a lesser extent, customer mix for kitchenware products.

Gross margin for the Retail Direct segment was $2.5 million, or 66.9%, for the three months ended September 30, 2016, as compared to $2.6 million, or 69.2%, for the corresponding period in 2015. The decrease in gross margin in the Retail Direct segment reflects a change in product mix.

Distribution expenses

Distribution expenses for the three months ended September 30, 2016 were $14.5 million as compared to $13.3 million for the corresponding period in 2015. In September 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the three months ended September 30, 2016 includes $1.3 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of September 30, 2016. Excluding this additional depreciation expense, distribution expenses as a percentage of net sales were 7.8% for the three months ended September 30, 2016 as compared to 8.2% for the three months ended September 30, 2015.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 7.7% and 7.0% for the three months ended September 30, 2016 and 2015, respectively. Excluding the additional depreciation expense described above, distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 6.7% for the three months ended September 30, 2016. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 8.0% for the three months ended September 30, 2016 and 8.4% for the three months ended September 30, 2015. The decrease reflects the effect of an increase in sales shipped from the Company’s warehouses.

Distribution expenses as a percentage of net sales for the International segment were approximately 9.7% and 10.1% for the three months ended September 30, 2016 and 2015, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 12.2% and 12.7% for the three months ended September 30, 2016 and 2015, respectively. The improvement reflects a reduction in freight rates.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 31.6% and 32.6% for the three months ended September 30, 2016 and 2015, respectively. The decrease was from lower freight-out expenses due to fewer product breakage replacements.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 were $33.0 million, a decrease of $0.8 million, or 2.4%, as compared to $33.8 million for the corresponding period in 2015.

Selling, general and administrative expenses for the U.S. Wholesale segment were $22.0 million for the three months ended September 30, 2016, as compared to $22.1 million for the three months ended September 30, 2015. The 2016 period reflects a reduction in headcount. As a percentage of net sales, selling, general and administrative expenses were 15.8% and 16.9% for the three months ended September 30, 2016 and 2015, respectively.

Selling, general and administrative expenses for the three months ended September 30, 2016 for the International segment were $5.0 million, a decrease of $1.1 million, from $6.1 million for the corresponding period in 2015. The decrease in the 2016 quarter was due to foreign currency transaction gains resulting from the Company’s hedging activity and the effect of foreign currency translation as a result of the weakened British pound.

Selling, general and administrative expenses for the Retail Direct segment were $1.5 million for the three months ended September 30, 2016, as compared to $1.8 million for the three months ended September 30, 2015. The decrease in expenses was primarily due to a decrease in headcount and a reduction in selling expenses.

Unallocated corporate expenses for the three months ended September 30, 2016 were $4.5 million as compared to $3.9 million for the corresponding period in 2015. The increase was primarily attributable to an increase in acquisition related expenses.

Interest expense

Interest expense for the three months ended September 30, 2016 was $1.2 million, a decrease of $0.3 million, from $1.5 million for the three months ended September 30, 2015. The decrease in expense was attributable to a decrease in average borrowings and a decrease in average borrowing rate due to Term Loan repayments.

Income tax provision

Income tax provision for the three months ended September 30, 2016 was $3.0 million as compared to $2.7 million for the corresponding period in 2015. The Company’s effective tax rate for the three months ended September 30, 2016 was 31.0% as compared to 33.0% for the corresponding 2015 period. The effective tax rate for the three months ended September 30, 2016 reflects the enactment of lower corporate income tax rates in the United Kingdom, from 18% to 17%, effective April 1, 2020 as well as a lower blended state income tax rate as compared to the prior year.

Equity in losses

Equity in losses of Vasconia, net of taxes, was $138,000, net of tax, for the three months ended September 30, 2016, as compared to $459,000, net of tax, for the three months ended September 30, 2015. Equity in losses for the three months ended September 30, 2016 and 2015 include deferred tax expense of $0.1 million and $0.8 million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $0.6 million for the three months ended September 30, 2016, as compared to a $2.1 million for the three months ended September 30, 2015. The decrease in income from operations is primarily due to a decrease in sales volume and margin in Vasconia’s aluminum business.

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THE NINE MONTHS ENDED

SEPTEMBER 30, 2015

Net Sales

Net sales for the nine months ended September 30, 2016 were $399.1 million, a decrease of $2.7 million, or 0.7%, as compared to net sales of $401.8 million for the corresponding period in 2015.

Net sales for the U.S. Wholesale segment for the nine months ended September 30, 2016 were $314.6 million, an increase of $2.9 million, or 0.9%, as compared to net sales of $311.7 million for the corresponding period in 2015. As a result of the Company’s realignment of its product categories within the U.S. Wholesale segment, previous periods presented for the U.S. Wholesale segment product categories have been recast to conform to the current period presentation.

Net sales for the U.S. Wholesale’s Kitchenware product category were $189.2 million for the nine months ended September 30, 2016, a decrease of $7.8 million, or 4.0%, as compared to $197.0 million for the corresponding period in 2015. The decrease in the U.S. Wholesale’s Kitchenware product category was primarily attributable to a decrease in cutlery sales and a decrease in cookware sales, in part, due to timing. The decrease was partially offset by an increase in sales from a cross-divisional program at a major retailer.

Net sales for the U.S. Wholesale’s Tableware product category were $95.0 million for the nine months ended September 30, 2016, an increase of $6.4 million, or 7.2%, as compared to $88.6 million for the corresponding period in 2015. The increase was attributable to dinnerware and glassware warehouse club program sales.

Net sales for the U.S. Wholesale’s Home Solutions product category were $30.4 million for the nine months ended September 30, 2016, an increase of $4.3 million, or 16.5%, as compared to $26.1 million for the corresponding period in 2015. This increase reflects an increase in home décor sales, on timing of a drug store program and new programs at certain retailers, and a new program launch for the Built NY line.

Net sales for the International segment for the nine months ended September 30, 2016 were $72.0 million, a decrease of $4.6 million, as compared to net sales of $76.6 million for the corresponding period in 2015. In local currency, net sales increased approximately 1.4%. The increase was primarily due to an increase in kitchenware sales to on-line retailers and export sales, partially offset by a decline in tableware sales with certain customers.

Net sales for the Retail Direct segment for the nine months ended September 30, 2016 were $12.5 million, a decrease of $0.9 million, or 6.7%, as compared to $13.4 million for the corresponding period in 2015. The decrease was primarily attributable to a decrease in sales from the Mikasa® Internet website.

Gross margin

Gross margin for the nine months ended September 30, 2016 was $141.9 million, or 35.5%, as compared to $145.4 million, or 36.2%, for the corresponding period in 2015.

Gross margin for the U.S. Wholesale segment was $108.9 million, or 34.6% for the nine months ended September 30, 2016, as compared to $110.4 million, or 35.4%, for the corresponding period in 2015. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The decrease reflects an increase in customer incentives and a change in product mix.

Gross margin for the International segment was $24.6 million, or 34.2%, for the nine months ended September 30, 2016, as compared to $25.8 million, or 33.7%, for the corresponding period in 2015. The increase in margin is the result of a decrease in tableware promotional activities and change in customer mix.

Gross margin for the Retail Direct segment was $8.4 million, or 66.8%, for the nine months ended September 30, 2016, as compared to $9.1 million, or 67.9%, for the corresponding period in 2015. The decrease in gross margin in Retail Direct reflects additional costs to reduce shipment breakage and higher royalty expenses.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2016 were $40.2 million as compared to $39.4 million for the corresponding period in 2015. In September 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the nine months ended September 30, 2016 includes $1.3 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of September 30, 2016. Excluding this additional depreciation expense, distribution expenses as a percentage of net sales were 9.7% and 9.8% for the nine months ended September 30, 2016 and 2015, respectively.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 9.1% and 8.7% for the nine months ended September 30, 2016 and 2015, respectively. Excluding the additional depreciation expense described above, distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 8.6% for the three months ended September 30, 2016. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 9.6% and 9.7% for the nine months ended September 30, 2016 and 2015, respectively. The decrease reflects the effect of an increase in sales shipped from the Company’s warehouses and a decrease in freight-out expenses due to carrier rate negotiations.

Distribution expenses as a percentage of net sales for the International segment were approximately 11.0% for the nine months ended September 30, 2016, as compared to 10.7% for the corresponding period in 2015. As a percentage of sales shipped from the Company’s U.K. warehouses, distribution expenses for the International segment were 12.7% for the nine months ended September 30, 2016 and 2015. A decrease in sales shipped from the warehouses offset a decrease in freight-out expenses due to a change in customer mix.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 30.4% and 31.6% for the nine months ended September 30, 2016 and 2015, respectively. The decrease was from lower freight-out expenses due to fewer product breakage replacements.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 were $94.7 million, a decrease of $4.8 million, or 4.7%, as compared to $99.4 million for the corresponding period in 2015.

Selling, general and administrative expenses for the nine months ended September 30, 2016 for the U.S. Wholesale segment were $62.9 million, a decrease of $2.0 million, or 3.1%, as compared to $64.9 million for the corresponding period in 2015. The decrease was attributable to a reduction in headcount and unrealized foreign currency translation gains, partially offset by an increase in selling related expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 20.0% for the nine months ended September 30, 2016 compared to 20.8% for the corresponding period in 2015.

Selling, general and administrative expenses for the nine months ended September 30, 2016 for the International segment were $15.7 million, a decrease of $3.5 million, or 18.2%, as compared to $19.2 million for the corresponding period in 2015. The nine months ended September 30, 2015 included a charge of approximately $1.5 million related to the change in fair value of contingent consideration attributable to the Kitchen Craft acquisition. The decrease in the 2016 quarter was due to foreign currency transaction gains resulting from the Company’s hedging activity and the effect of foreign currency translation as a result of the weakened British pound.

Selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015 for the Retail Direct segment were $4.5 million and $5.7 million, respectively. The decrease in expenses was primarily due to a decrease in headcount and a reduction in selling expenses.

Unallocated corporate expenses for the nine months ended September 30, 2016 and 2015 were $11.6 million and $9.6 million, respectively. The increase was primarily attributable to an increase in acquisition related fees and the reimbursement of expenses incurred for an acquisition not completed during the nine months ended September 30, 2015.

Restructuring expenses

During the nine months ended September 30, 2016, the Company recorded $1.7 million of restructuring expense. The expense for the period includes severance of approximately $0.6 million and consulting expenses of approximately $1.1 million. These charges are related to the execution of the U.S. Wholesale restructuring plan.

Interest expense

Interest expense for the nine months ended September 30, 2016 was $3.5 million as compared to $4.3 million for the corresponding period in 2015. The decrease in expense was attributable to a decrease in average borrowings and a decrease in average borrowing rate due to Term Loan repayments.

Financing expense

During the nine months ended September 30, 2015, the Company wrote off $0.2 million of expenses related to the refinancing of indebtedness that was not completed. The Company did not incur financing expenses during the nine months ended September 30, 2016.

Loss on early retirement of debt

In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms of the Company’s Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax provision

The income tax provision for the nine months ended September 30, 2016 was $0.2 million as compared to $0.7 million for the corresponding period in 2015. The Company’s effective tax rate for the nine months ended September 30, 2016 was 14.9% as compared to 31.6% for the 2015 period. The Company’s effective tax rate for the nine months ended September 30, 2016 reflects the enactment of lower corporate income tax rates in the United Kingdom, from 18% to 17%, effective April 1, 2020, as well as a lower blended state income tax rate as compared to the prior year.

Equity in earnings (losses)

Equity in losses of Vasconia, net of taxes, was $0.5 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. Equity in losses includes a deferred tax expense of $0.5 million and $1.3 million during the nine months ended September 30, 2016 and 2015, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $3.6 million and $8.7 million for the nine months ended September 30, 2016 and 2015, respectively, and net income of $0.5 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in income from operations is primarily due to a decrease in sales volume and margin in Vasconia’s aluminum business.

As described above, the Company sold its 40% equity interest in GSI during the nine months ended September 30, 2016. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 reclassified out of Other comprehensive income (loss).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At September 30, 2016, the Company had cash and cash equivalents of $5.8 million compared to $7.1 million at December 31, 2015. Working capital was $206.2 million at September 30, 2016 compared to $152.0 million at December 31, 2015. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Credit Agreement), was $49.8 million.

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2016 inventory turnover was 2.8 times, or 132 days, as compared to 2.6 times, or 142 days, for the three months ended September 30, 2015. The increase in turnover and decrease in turnover days is, in part, the result of a reduction in average inventory in the U.S. Wholesale segment due to SKU rationalization and inventory management. This was partially offset by an increase in average inventory in the International segment due to a change in strategy to accommodate the replenishment of certain high volume items with certain retailers.

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At September 30, 2016, borrowings outstanding under the Revolving Credit Facility were $128.7 million and open letters of credit were $2.4 million. At September 30, 2016, availability under the Revolving Credit Facility was approximately $43.9 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

As of September 30, 2016 and December 31, 2015, $12.0 million and $35.0 million, respectively, were outstanding under the Term Loan. At September 30, 2016 and December 31, 2015, unamortized debt issuance costs were $179,000 and $621,000, respectively.

Interest rates on outstanding borrowings at September 30, 2016 ranged from 2.50% to 5.06%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

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

As of September 30, 2016, the Company’s Senior Leverage Ratio was 3.11 to 1.00.

Pursuant to the Credit Agreement, as of September 30, 2016 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $43.9 million. The Company was in compliance with the financial covenants of the Credit Agreement at September 30, 2016.

Covenant Calculations

Consolidated EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s Consolidated EBITDA for the last four fiscal quarters:

Consolidated EBITDA for the Four Quarters Ended September 30, 2016
(in thousands)
Three months ended September 30, 2016	16,652
Three months ended June 30, 2016	5,206
Three months ended March 31, 2016	268
Three months ended December 31, 2015	23,889

Total for the four quarters	$46,015

Capital expenditures for the nine months ended September 30, 2016 were $2.0 million.

Non-GAAP financial measure

Consolidated EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income, as reported, to Consolidated EBITDA, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income as reported	$6,452	$5,104	$973	$1,272
Subtract out:
Undistributed equity in losses, net	138	459	270	169
Add back:
Income tax provision	2,961	2,745	218	665
Interest expense	1,231	1,454	3,546	4,344
Financing expense	—	—	—	154
Loss on early retirement of debt	—	—	272	—
Depreciation and amortization	4,682	3,510	11,744	10,703
Stock compensation expense	825	791	2,115	2,314
Contingent consideration	—	—	—	1,692
Permitted acquisition related expenses, net of recovery	363	26	1,287	(317)
Restructuring expenses	—	—	1,701	—

Consolidated EBITDA	$16,652	$14,089	$22,126	$20,996

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.9 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At September 30, 2016 and December 31, 2015, borrowings of RMB 787,000 ($118,000) and RMB 1.6 million ($252,000), respectively, were outstanding under the HSBC Facility. Outstanding borrowings at September 30, 2016 carried an interest rate of 5.0%.

Accounts Receivable Purchase Agreement

In order to reduce accounts receivable balances and improve cash flows, on September 30, 2016 the Company entered into an uncommitted Receivables Purchase Agreement among the Company and HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume credit risk of the Receivables sold and the Company will be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. The Company did not sell any Receivables pursuant to this agreement during the nine months ended September 30, 2016. Subsequent to September 30, 2016, the Company sold $16.1 million of Receivables pursuant to this agreement.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $15.8 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

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

Operating activities

Net cash used in operating activities was $30.4 million for the nine months ended September 30, 2016 as compared to $11.4 million for the corresponding 2015 period. The change in operating cash flow was primarily due to the timing of the collection of receivables in the current period as compared to the 2015 period and a decrease in payments of accrued expenses and accounts payable in the 2016 period, as compared to the 2015 period.

Investing activities

Net cash used in investing activities was $10.8 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively. The 2016 investing activity includes the Company’s acquisition of inventory and intangibles from Focus Products Group International, LLC and the acquisition of the Wilton Armetale® trade name.

Financing activities

Net cash provided by financing activities was $40.1 million for the nine months ended September 30, 2016 as compared to $17.4 million for the corresponding 2015 period. The change in financing activities was attributable to the change in borrowings under the Company’s Revolving Credit Facility and the prepayment of borrowings under the Company’s Term Loan.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2016, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for OU-1, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA will conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by EPA on the necessity of any further response actions to address groundwater contamination. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

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

The referendum held in the United Kingdom (“U.K.”) on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union would be unprecedented and it is unclear, if passed into law, what impact this would have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. The Company has two wholly-owned businesses based in the U.K., Kitchen Craft, acquired in 2014, and Creative Tops, acquired in 2011. Net sales attributable to these U.K. domiciled businesses were $26.0 million and $70.0 million for the three and nine month periods ended September 30, 2016, respectively, and represent 15.3% and 17.5% of the Company’s consolidated net sales for those periods, respectively. The uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer and investor confidence, result in additional market volatility, including volatility in the value of the British pound and European euro and adversely affect the Company’s businesses, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
August 1- August 31, 2016	617	$14.21	—	$6,771,467

(1)	The repurchased 617 shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan which allows participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.
(2)	On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended September 30, 2016.

Item 6. Exhibits

Exhibit No.

10.1	Receivables Purchase Agreement, dated as of September 30, 2016 by and among Lifetime Brands, Inc., as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereafter signatory thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2016)

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	November 9, 2016
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 9, 2016
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)