Form 10-K
period 2016-12-31
LIFETIME BRANDS, INC
filed 2017-03-16
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 12,061,674 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $175,979,824. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of February 28, 2017 was 14,565,936.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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

PART I

Item 1. Business

OVERVIEW

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company, or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumer purchases of moderately priced kitchenware, tableware and housewares, are sold through virtually every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (including through their Internet websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own Internet websites. At the heart of the Company is a culture of innovation. The Company expects to introduce approximately 4,000 new or redesigned products globally in 2017. Newly introduced products generally reach their peak sales in 12 to 18 months.

The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, food storage, neoprene travel products and home décor).

The Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States. The Company has two wholly-owned businesses based in the United Kingdom (“U.K”). One is Kitchen Craft, acquired in 2014, a leading supplier of kitchenware products and accessories in the U.K. and in over 70 countries. The other is Creative Tops, acquired in 2011, a supplier of private label and branded tableware (including La Cafetière and Randwyck brands, acquired in 2014) products in the U.K. and other countries in Europe. The Company also has a subsidiary in China to supply kitchenware and tableware products to the market and a subsidiary based in Hong Kong to facilitate the sale of its products to other parts of Asia and smaller markets elsewhere in the world. The Company has a presence in Mexico and other parts of Latin America (excluding Brazil) through its 30% equity interest in Grupo Vasconia, S.A.B. (“Vasconia”), a housewares company and aluminum manufacturer based in Mexico; and a strategic alliance with a Canadian company to distribute many of the Company’s products in Canada.

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

In 2016, the Company further expanded its brand portfolio through the acquisition of certain brands and certain other assets of Wilton Armetale, the acquisition of certain assets of the Kitchen division of Focus Products Group, LLC, and the acquisition of the Copco® product line. The Focus Products Group acquisition included kitchenware and bakeware products marketed under the Amco Houseworks®, Chicago™ Metallic and Swing-A-Way® brands. The Copco® product line specializes in thermal and hydration beverageware, tea kettles and kitchen organization products.

The Company is a Delaware corporation, incorporated on December 22, 1983.

The Company’s top brands and their respective product categories are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed (1)	Kitchenware
Mikasa®	Owned	Tableware and Home Solutions
KitchenAid®	Licensed	Kitchenware
Pfaltzgraff®	Owned	Kitchenware, Tableware and Home Solutions
KitchenCraft®	Owned	Kitchenware
Sabatier®	Licensed	Kitchenware
Mossy Oak®	Licensed	Kitchenware, Tableware and Home Solutions
Kamenstein®	Owned	Kitchenware
masterclass®	Owned	Kitchenware
Towle®	Owned	Tableware
Fred®	Owned	Kitchenware
Copco®	Owned	Kitchenware and Home Solutions
Chicago™ Metallic	Licensed (2)	Kitchenware
Wilton Armetale®	Owned	Tableware
Swing-A-Way®	Owned	Kitchenware

(1)	The Company has a royalty free license to utilize the Farberware® brand for kitchenware and tableware products for a term that expires in 2195, subject to earlier termination under certain circumstances.

(2)	The Company has an exclusive perpetual, royalty free, license to use the Chicago TM Metallic trademark.

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

CUSTOMERS

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers, home and garden centers, pharmacies and Internet retailers.

The Company’s products are sold globally to a diverse customer base including mass merchants (such as Walmart and Target), specialty stores (such as Bed Bath & Beyond and Dunelm), national chains (such as Kohl’s and JCPenney), department stores (such as Macy’s and Bon-Ton), warehouse clubs (such as Costco, Sam’s Club and BJs), supermarkets (such as Stop & Shop, Meijer, Winn-Dixie, Kroger, Tesco and Sainsbury’s), off-price retailers (such as TJX Companies, Ross Stores and Big Lots), home and garden centers (such as TrueValue, ACE Hardware Stores and Wyevale), pharmacies (such as Walgreens) and Internet retailers (such as Amazon). The Company also does business with independent retailers, including through business-to-business Internet sites aimed at independent retailers.

The Company also operates its own consumer Internet sites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly from the Company.

During the years ended December 31, 2016, 2015 and 2014, Wal-Mart Stores, Inc., including Sam’s Club and Asda Superstore, (“Walmart”), accounted for 16% of consolidated net sales, in each period. During the year ended December 31, 2016, Costco Wholesale Corporation, (“Costco”), accounted for 10% of consolidated net sales. No other customer accounted for 10% or more of the Company’s net sales during these periods.

DISTRIBUTION

The Company sells its products directly to retailers and, to a lesser extent, to distributors. The Company also sells a limited quantity of the Company’s products to individual consumers and smaller retailers through its own Internet sites. The Company operates distribution centers at the following locations:

Location	Size (square feet)
Fontana, California	753,000
Robbinsville, New Jersey	700,000
Birmingham, England	183,000
Winchendon, Massachusetts	175,000
Corby, England	143,000
Medford, Massachusetts	5,590

SALES AND MARKETING

The Company’s sales and marketing staff coordinates directly with its wholesale customers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed many promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s sales and marketing efforts are supported from its principal offices and showroom in Garden City, New York; as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; Carlisle, Pennsylvania; Issaquah, Washington; Pawtucket, Rhode Island; Menomonee Falls, Wisconsin; Birmingham, England; Corby, England, Maastricht, Netherlands and Hong Kong.

The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and/or packaging for their stores.

DESIGN AND INNOVATION

At the heart of the Company is a culture of innovation and new product development. The Company’s global in-house design and development teams currently consist of 122 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.

SOURCES OF SUPPLY

The Company sources its products from hundreds of suppliers. Most of the Company’s suppliers are located in the People’s Republic of China. The Company also sources products from suppliers in Hong Kong, the United States, the United Kingdom, Vietnam, Malaysia, India, Slovakia, Indonesia, Taiwan, Mexico, Thailand, Portugal, American Samoa, Italy, Slovenia, Japan, Korea, France, Poland, Netherlands, Czech Republic, Canada, Germany, Belgium and Israel. The Company orders products substantially in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.

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

PATENTS

The Company owns approximately 350 design and utility patents. The Company believes that the expiration of any of its patents would not have a material adverse effect on the Company’s business.

BACKLOG

Backlog is not material to the Company’s business, because actual confirmed orders from the Company’s customers are typically received within close proximity to the required shipment dates.

EMPLOYEES

At December 31, 2016, the Company had a total of 1,384 full-time employees, of whom 208 were located in Asia and 326 in Europe. In addition, the Company employed 32 people on a part-time basis, predominately in Corporate Marketing/Sales Support. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law.

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

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2016, net sales in the third and fourth quarters accounted for 61% of total annual net sales. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

GEOGRAPHIC INFORMATION

Geographic information concerning the Company’s revenues and long-lived assets is contained in Note K of the Notes to the Consolidated Financial Statements included in Item 15 of this annual report.

RESTRUCTURING

In 2015 the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. During 2016 the Company expanded this restructuring plan to focus on specific actions required to achieve the plan’s objectives. The restructuring plan included the realignment of product categories to best achieve the Company’s strategic plan and the implementation of cost reduction initiatives. During the years ended December 31, 2016 and 2015, the Company recorded $2.4 million and $437,000, respectively, of restructuring expense. The Company does not expect to incur additional charges related to the U.S. Wholesale restructuring.

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

Economic and political risks

The Company may be adversely affected by changes in U.S. and non-U.S. tax laws in the countries in which it operates.

The U.S. Congress and the Administration have indicated a desire to reform the U.S. corporate income tax code. A significant objective of the tax reform under consideration is to discourage the importation of goods manufactured outside the U.S. and encourage the export of goods manufactured in the U.S. (commonly referred to as a border adjustment tax). Substantially all the Company’s products are manufactured outside the U.S. and a significant majority of its products are sold in the U.S. Additionally, there may be other U.S. tax code changes that adversely affect the Company including elimination of interest expense deductions. At this time, it is not possible to measure the potential impact of the proposed U.S. corporate tax reform on the Company’s tax expense. However, based on the Company’s initial understanding, the impact of certain proposals could be material to its tax expense and profitability. The Company may not be able to fully offset any such incremental tax increase through product price. Significant increases in product prices would likely decrease customer and consumer demand for the Company’s products. Any significant changes in current U.S. tax code could have a material adverse effect upon the Company’s results of operations.

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

The referendum held in the United Kingdom (“U.K.”) on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union would be unprecedented and it is unclear what impact this would have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. The Company has two wholly-owned businesses based in the U.K., Kitchen Craft and Creative Tops. Net sales attributable to these U.K. domiciled businesses were $98.1 million for the year ended December 31, 2016, and represent approximately 17% of the Company’s consolidated net sales for the period. The uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact the U.K economy, customers and investor confidence. It may contribute to additional market volatility, including volatility in the value of the British pound and European euro, and adversely affect the Company’s businesses, results of operations, and financial condition.

Liquidity and financial risks

The Company has substantial indebtedness and the Company’s business is highly seasonal.

The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. The Company’s Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A, as Administrative Agent and Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent, and the other Lenders and Loan Parties party thereto, as amended, (the “Credit Agreement”) provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million (the “Revolving Credit Facility”) and a term loan facility with an outstanding balance of $9.5 million at December 31, 2016 (“Term Loan”). As of December 31, 2016, the Company had approximately $95.8 million of consolidated debt, including $95.7 million under the Credit Agreement, representing approximately 24% of total capital (indebtedness plus stockholders’ equity). The Company may borrow under its Revolving Credit Facility, subject to the limitations of a borrowing base. Because the borrowing capacity under the Revolving Credit Facility depends on levels of eligible inventory, accounts receivable and the appraised value of certain intellectual property that fluctuate from time to time, the full commitment amount may not represent actual borrowing capacity. The financial covenants in the Credit Agreement limit the Company’s ability to incur indebtedness. The Company may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, its indebtedness. In addition, the Company’s business is seasonal with a significant amount of its revenue being realized during the latter portion of the year. Therefore, the Company’s borrowing needs fluctuate widely based upon its working capital requirements.

The Company’s leverage and the effects of seasonal fluctuations in its cash flow, borrowing requirements and ability to borrow could have significant negative consequences on the Company’s financial condition and results of operations, including:

•	impairing the Company’s ability to meet one or more of the financial covenants contained in its debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of the Company’s outstanding debt;

•	increasing the Company’s vulnerability to general adverse economic and industry conditions;

•	limiting the Company’s ability to obtain additional debt or equity financing;

•	increasing the Company’s borrowing costs if it were to obtain additional debt financing or amend its existing debt agreements;

•	requiring the dedication of a substantial portion of the Company’s cash flow from operations to service the Company’s debt, thereby reducing the amount of cash flow available for other purposes, including working capital, capital expenditures and acquisitions;

•	requiring the Company to seek debt or equity financing or to sell some of the Company’s core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the markets in which the Company competes;

•	limiting the Company’s ability to declare and pay dividends to its stockholders and/or engage in share repurchase programs; and

•	placing the Company at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources.

The Company’s failure to meet certain covenants or comply with other requirements of its Credit Agreement may materially and adversely affect the Company’s assets, financial position and cash flows.

The Credit Agreement, under certain circumstances, requires the Company to maintain a certain fixed charge coverage ratio. In addition, at any time the Company’s Term Loan is outstanding, the Company’s Credit Agreement requires the Company to maintain its Senior Leverage Ratio within defined parameters. As a result of these requirements within the Credit Agreement, the Company is limited in its ability to incur additional debt, make investments or undertake certain other business activities. These requirements could limit the Company’s ability to obtain future financing and may prevent the Company from taking advantage of attractive business opportunities. The Company’s ability to meet the covenants or requirements in its Credit Agreement may be affected by events beyond the Company’s control, and the Company cannot assure you that it will satisfy such covenants and requirements. A breach of these covenants or the Company’s inability to comply with the restrictions could result in an event of default under the Credit Agreement, which in turn could result in an event of default under the terms of the Company’s other indebtedness. Upon the occurrence of an event of default under the Company’s Credit Agreement, after the expiration of any grace periods, the Company’s lenders could elect to declare all amounts outstanding under the Company’s debt arrangements, together with accrued interest, to be immediately due and payable. If this happens, the Company cannot assure that its assets would be sufficient to repay in full the amounts due under the Credit Agreement or the Company’s other indebtedness.

The Company’s sale of certain accounts receivables subjects the Company to additional liquidity risks.

In order to improve its liquidity during seasonally high working capital periods, in 2016 the Company entered into an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). If HSBC terminates the Company’s Receivables Purchase Agreement, the Company may experience a material and adverse loss of its liquidity, which could have a material adverse effect on its financial condition, results of operations and cash flows.

The Company’s borrowings, and discount rate applied to sale of receivables, are subject to interest rate fluctuations and an increase in interest rates could adversely affect the Company’s financial results.

The Company’s borrowings bear interest at floating rates. An increase in interest rates would adversely affect the Company’s profitability. To the extent that the Company’s access to credit may be restricted because of its own performance, its bank lenders’ performances or conditions in the capital markets generally, the Company would not be able to operate normally.

The Company’s Receivables Purchase Agreement also depends upon LIBOR, as it is a component of the discount rate applicable to the agreement. If LIBOR increases, the Company may not be able to rely on the Receivables Purchase Agreement, which could have a material and adverse effect upon the Company’s financial condition, results of operations and cash flows.

Foreign exchange variability could materially adversely affect the Company’s operating results.

The Company’s functional currency is the U.S. Dollar. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company’s sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States. The Company transacts a portion of its business in currencies other than the U.S. Dollar, primarily British Pounds, and to a lesser degree, Chinese Renminbi, Euros and Canadian Dollars. Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. Accordingly, foreign operations expose the Company to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes. In the consolidated financial statements, local currency financial results are translated into U.S. dollars based on the exchange rates prevailing during the reporting periods. During times of a strengthening U.S. dollar, the reported revenues and earnings of the international operations will be reduced because the local currencies will translate into fewer U.S. dollars.

The Company’s strategic alliances in Mexico and Canada also subject the Company to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates.

The vast majority of products are purchased from China in U.S. Dollars, including products purchased by the Company’s international operations. As a result, the gross margin from international operations is subject to volatility from movements in exchange rates, which could have an adverse effect on the financial condition and results of operations and profitability from the growth desired from international operations. The Company has entered into foreign exchange derivative financial instruments to hedge the volatility of exchange rates related to a portion of its international inventory purchases. The Company cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. If the Chinese Renminbi should appreciate against the U.S. Dollar, the costs of the Company’s products will likely rise over time because of the impact the fluctuations will have on the Company’s suppliers, and the Company may not be able to pass on these price increases to its customers. The Company is also subject to the risks of currency controls and devaluations. Currency controls may limit the Company’s ability to convert currencies into U.S. Dollars or other currencies, as needed, or to pay dividends or make other payments from funds held by subsidiaries in the countries imposing such controls, which could adversely affect the Company’s liquidity.

As the Company continues to expand its international operations, it will be subject to increased foreign exchange variability which could have a material adverse effect on the Company’s results of operations. The impact of future exchange rate fluctuations on the Company’s results of operations cannot be accurately predicted.

The Company’s business requires it to maintain large fixed-costs that can affect its profitability. Cost reduction efforts and restructurings benefits may not be realized.

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

A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and fixed assets. At December 31, 2016, goodwill totaled $14.2 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or comparable market sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that we expect. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. If future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.

As of October 1, 2016, the fair value of the Creative Tops reporting unit, which carries goodwill of $2.1 million, was approximately 3% below its carrying value. The decline in fair value was due to the forecasted sales and profits for the reporting unit falling below expectations relative to the Company’s previous projections and the macroeconomic conditions in Europe contributing to a decline in EBITDA. With the assistance of a third party valuation specialist the Company performed the second step of the impairment test by estimating the fair value of the assets and liabilities to determine the implied fair value of goodwill. The implied fair value of goodwill was determined to be greater than the carrying value and no impairment charge was recorded. Changes in any of the significant assumptions used in the calculation of the fair value of the reporting unit or changes in the assumptions used in the calculation of the fair value of the assets and liabilities of the reporting unit, could lead to a potentially material non-cash impairment charge.

As of October 1, 2016, the excess of fair value of the Kitchen Craft reporting unit, which carries goodwill of $9.7 million, was approximately 3% over its carrying value. Macroeconomic conditions in Europe have contributed to a decline in the reporting unit’s EBITDA. Management’s projections used to estimate the cash flows include increasing net sales and operational improvements designed to reduce costs. Changes in any of the significant assumptions used could materially affect the expected cash flows, and such impacts could result in the requirement to proceed to the second step of the test and potentially a material non-cash impairment charge could result. The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting unit being less than the carrying value.

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

The Company has achieved growth through acquisitions, investments and joint ventures. The Company has completed approximately 18 acquisitions and strategic investments since 2006, including three acquisitions completed in 2016. The Company seeks acquisition opportunities that complement and expand its operations, some of which are based outside the United States. There can be no assurance that the Company will be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval or otherwise complete acquisitions in the future.

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

The Company self-insures a substantial portion of the costs of employee healthcare and workers compensation. This could result in higher volatility in the Company’s earnings and exposes the Company to higher financial risks. The Company’s medical costs in recent years have generally increased and an aging workforce and other employee demographics could result in an increase in medical costs beyond what we have experienced or expect. We have stop-loss coverage in place for catastrophic events, but the aggregate impact of a high number of claims up to our stop-loss limit may have an effect on our profitability.

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

Customer risks

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

As certain online retailers grow they may continue to demand lower pricing, special packaging, shorter lead times for the delivery of products, smaller more frequent shipments, or impose other requirements on product suppliers. The cost of compliance with customers’ demands could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

In 2016, Wal-Mart Stores, Inc., including Sam’s Club and, in the United Kingdom, Asda Superstore (“Walmart”), accounted for 16% of the Company’s consolidated net sales and Costco Wholesale Corporation (“Costco”), accounted for 10% of the Company’s consolidate net sales. The Company’s top ten customers accounted for approximately 56% of the Company’s net sales in 2016. A material reduction in sales to Walmart, Costco or other top customers in aggregate, could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by such customers that would cause the Company to materially reduce the price of its products which could result in reduced operating margin. Any significant changes or financial difficulties that affect these customers, such as reduced sales by such customers (whether for reasons that affect a particular customer or the retail industry in general) may also result in reduced demand for the Company’s products. The Company would also be subject to increased credit risk with respect to such customers. In particular, the concentration of the Company’s business with Walmart extends to its international business, including in China, as well as through Vasconia in Mexico and the Company’s strategic alliance in Canada, due to the market presence of Walmart in these foreign countries. Any changes in purchasing practices or decline in the financial condition, of Walmart, Costco or other large customers may have a material adverse impact on the business, results of operations and financial condition of the Company.

The Company’s large customers also have significant purchasing leverage. Customers may demand lower pricing, special packaging, shorter lead times for the delivery of products or impose other requirements on product suppliers like the Company. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. If the Company does not effectively respond to the demands of its customers, they could decrease or eliminate their purchases from the Company. These risks could be exacerbated if such large customers consolidate, or if the Company’s smaller customers consolidate to become larger customers, which would increase their purchasing leverage. A reduction in the purchases of the Company’s products by its wholesale customers or the costs of complying with customer business demands could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s customers could carry products that directly compete with the Company’s products for retail space and consumer purchases. There is a risk that these customers could give higher priority to products of, or form alliances with, the Company’s competitors. Failure of customers to provide the Company’s products with similar levels of promotional support and retail space could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, consumer’s growing preference for purchasing products online may reduce foot traffic at traditional retail stores and increase price competition for the Company’s products. If we do not effectively respond to evolving trends and demands from our customers, these customers could decrease their purchases. A reduction in the demand for the Company’s products could have a material adverse effect on our business, results of operations and financial condition.

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

Supply chain risks

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

Although the Company has agreements with its third party manufacturers regarding quality standards and regularly audits the facilities of its manufacturers, through its quality control program, there can be no assurance that the third party manufacturers will continue to meet the Company’s quality standards, social standards regarding its workforce that is expected in the United States or legislation and regulations that apply to the products the Company contracts to manufacture. Failure by the Company’s manufacturers to meet these standards could, in turn, increase order cancellations, returns, price concessions and decrease customer demand for the Company’s products. Non-compliance with the Company’s product standards, regulatory requirements or product recall (or other regulatory actions) could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Intellectual property risks

The loss of certain licenses or material changes in royalty rates could materially adversely affect the Company’s operating margin and cash flow.

Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2016, sales of licensed brands accounted for approximately 40% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.

The Company holds certain rights to use the Farberware brand for kitchen tools and gadgets, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The licensor is a joint venture of which the Company is a 50% owner. The other 50% owner of the joint venture has the right to terminate the Company’s license if the Company materially breaches any of the material terms of the license and fails to cure the material breach within 180 days of notice of the breach, if it is determined in an arbitration proceeding that money damages alone would not be sufficient compensation to the licensor and that the breach is so egregious as to warrant termination of the license and forfeiture of the Company’s rights to use the brand under that license agreement. If the Company were to lose the Farberware license for kitchen tools and gadgets, cutlery, cutting boards, shears and other products through termination as a result of an uncured breach, its business, results of operations and financial condition would be materially adversely affected.

The Company’s license to use the KitchenAid brand, to a lesser extent, also represents a material portion of its sales and is subject to a license agreement that has a three-year term that will expire in December 2018. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time. Although it expects to be able to renew its current KitchenAid license prior to its expiration, there is no assurance that the Company will be able to do so on reasonable terms, or at all, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Operational and regulatory risks

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

The Company conducts business outside of the United States through subsidiaries, affiliates and joint ventures. These entities have operations and assets in the United Kingdom, Mexico, Canada, China and Hong Kong. Therefore, the Company is subject to increases and decreases in its investments in these entities resulting from the impact of fluctuations in foreign currency exchange rates. These entities also bear risks similar to those risks faced by the Company. However, there are specific additional risks related to these organizations, such as the failure of the Company’s partners or other investors to meet their obligations and higher credit and liquidity risks related to thinly capitalized entities. Failure of these entities or the Company’s vendors to adhere to required regulatory or other standards, including social compliance standards, could materially and adversely impact the Company’s reputation and business.

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). WSPR has cooperated with the EPA in their investigation. In August 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. In December 2015, the EPA issued its Record of Decision (“ROD”) for OU-1, selecting a dual phase removal remedy to deal with soil contamination. The EPA’s selected remedy consists of soil vapor extraction and dual-phase extraction/in-situ treatment. The EPA also designated a second operable unit under which the EPA will conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. It is not possible at this time for the Company to estimate its share of liability, if any, related to this matter. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

The Company’s executives and other key employees are critical to the Company’s success. The loss of and failure to attract and maintain its highly skilled employees could adversely affect the Company’s business.

The Company’s success depends, in part, on the efforts and skills of its executives and other key employees. The Company’s key employees are experienced and highly qualified in the housewares industry. The loss of any of the Company’s executive officers or other key employees could harm the business and the Company’s ability to timely achieve its strategic initiatives. The Company’s success also depends, in part, on its ability to identify, hire and retain other skilled personnel. The Company’s industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with successful track records. The Company may not be able to attract and retain skilled personnel or may incur significant costs in order to do so.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the principal properties at which the Company operated its business at December 31, 2016:

Location	Description	Size (square feet)	Owned/ Leased
Fontana, California (1) (4)	Principal West Coast warehouse and distribution facility	753,000	Leased
Robbinsville, New Jersey(1)	Principal East Coast warehouse and distribution facility	700,000	Leased
Birmingham, England (2)	Offices, showroom, warehouse and distribution facilities	204,000	Leased
Winchendon, Massachusetts(1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Corby, England (2)	Offices, showroom, warehouse and distribution facility	168,000	Leased
Garden City, New York(3)	Corporate headquarters/main showroom	159,000	Leased
Medford, Massachusetts(1)	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico(1)	Sterling silver manufacturing facility	55,000	Leased
Shanghai, China(3)	Offices	22,000	Leased
Guangzhou, China(3)	Offices	18,000	Leased
New York, New York (1)	Showrooms	17,000	Leased
York, Pennsylvania(1)	Offices	14,000	Leased
Kowloon, Hong Kong(3)	Offices and showrooms	12,000	Leased
Atlanta, Georgia(1)	Showrooms	11,000	Leased
Bentonville, Arkansas(1)	Offices and showroom	7,000	Leased
Maastricht, Netherlands(2)	Offices and showroom	5,400	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin(1)	Showroom	4,000	Leased
Carlisle, Pennsylvania(1)	Showroom	2,300	Leased
Issaquah, Washington (1)	Showroom	1,100	Leased

(1)	Location primarily used by the U.S. Wholesale segment.
(2)	Location used by the International segment.
(3)	Location used by all segments.
(4)	In February 2017 the Company entered into a lease agreement for warehouse and distribution space in Rialto, California. The Company expects to begin moving its operations into the Facility in November 2017. The Facility will serve as the Company’s West Coast distribution facility primarily for its U.S. Wholesale segment, which will replace the Company’s existing Fontana, California facility, the lease for which expires in March 2018.

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for OU-1, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA will conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it plans to expand its field investigation for the RI/FS for the second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

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

	2016		2015
	High	Low	High	Low
First quarter	$15.45	$11.29	$17.27	$12.48
Second quarter	17.80	12.70	16.45	14.06
Third quarter	16.03	12.03	15.43	12.87
Fourth quarter	19.35	12.55	15.81	12.55

At December 31, 2016, the Company estimates that there were approximately 1,700 record holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2016.

In the last two fiscal years, the Board of Directors declared a dividend of $0.0375 per share payable on each of May 15, 2015 and August 14, 2015 and declared a dividend of $0.0425 per share payable on each of November 13, 2015, February 15, 2016, May 16, 2016, August 15, 2016 and November 15, 2016. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time. On March 8, 2017, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2017 to shareholders of record on May 1, 2017. The Company’s Credit Agreement, however, may restrict its ability to declare and pay dividends, establishing conditions that are to be met prior to making any dividend payment as well as restrictions on the amount of any dividend payment.

The following table sets forth the Company’s purchase of equity securities during the quarter ended December 31, 2016.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
December 1- December 31, 2016	685	$17.75	—	$6,771,467

(1)	The repurchased shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan which allows participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of the Company’s stock compensation plans.
(2)	On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No such repurchases occurred during the quarter ended December 31, 2016.

The following table summarizes the Company’s equity compensation plan as of December 31, 2016:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants or rights (1)	Weighted- average exercise price of outstanding options (2)	Number of shares of common stock remaining available for future issuance
Equity compensation plan approved by security holders	1,994,343	$13.44	414,352
Equity compensation plan not approved by security holders	—	—	—

Total	1,994,343	$13.44	414,352

(1)	Securities reported in this column include outstanding options to purchase 1,775,400 shares of common stock as well as 218,943 deferred stock awards, the maximum number of performance-based deferred stock awards where the underlying shares have not been issued as the period over which performance is determined has not yet expired.
(2)	The weighted-average exercise price takes into account option awards but not the shares subject to performance-based deferred stock awards.

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	NASDAQ Market Index
12/31/2011	$100.00	$100.00	$100.00
12/31/2012	88.50	139.97	117.45
12/31/2013	132.39	205.15	164.57
12/31/2014	146.13	248.36	188.84
12/31/2015	113.85	283.24	201.98
12/31/2016	154.14	292.24	219.89

(1)	The graph assumes $100 was invested as of the open of trading on January 1, 2012 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2012, 2013, 2014, 2015 and 2016. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not the chart is prepared before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing. A list of the companies included in the Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 has been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data at December 31, 2014, 2013 and 2012 have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS DATA(1)	(in thousands, except per share data)
Net sales	$592,619	$587,670	$586,010	$502,721	$486,842
Cost of sales	375,719	373,284	373,129	315,459	310,054
Distribution expenses (2)	57,006	54,815	54,202	44,364	44,046
Selling, general and administrative expenses (3)	130,397	134,903	133,786	114,345	104,338
Intangible asset impairment	—	—	3,384	—	1,069
Restructuring expenses	2,420	437	125	367	—

Income from operations	27,077	24,231	21,384	28,186	27,335
Interest expense	(4,803)	(5,746)	(6,418)	(4,847)	(5,898)
Financing expense	—	(154)	(758)	—	—
Loss on early retirement of debt	(272)	—	(346)	(102)	(1,363)

Income before income taxes, equity in earnings and extraordinary item	22,002	18,331	13,862	23,237	20,074
Income tax provision	(7,030)	(6,627)	(5,825)	(9,175)	(5,208)
Equity in earnings (losses), net of taxes (4)	748	574	(6,493)	(4,781)	6,081

Net income	$15,720	$12,278	$1,544	$9,281	$20,947

Basic income per common share	$1.11	$0.89	$0.11	$0.73	$1.67

Weighted-average shares outstanding – basic	14,174	13,850	13,519	12,757	12,511

Diluted income per common share	$1.08	$0.86	$0.11	$0.71	$1.64

Weighted-average shares outstanding – diluted	14,549	14,266	13,974	13,043	12,810

Cash dividends declared per common share	$0.17	$0.16	$0.15	$0.13125	$0.125

	December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA(1)	(in thousands)
Current assets	$256,447	$243,380	$258,117	$214,676	$212,759
Current liabilities	91,286	91,361	83,869	69,494	66,899
Working capital	165,161	152,019	174,248	145,182	145,860
Total assets	399,854	398,331	421,402	336,739	348,797
Short-term borrowings (5)	9,456	19,898	10,765	3,937	11,375
Long-term debt (5)	86,201	80,350	127,655	65,919	84,593
Stockholders’ equity	197,728	199,468	188,233	180,905	172,230

Notes:

(1)	The acquisition of Kitchen Craft in January 2014 affects the comparability of the periods.
(2)	The 2016 period includes a $1.3 million charge to correct prior years’ depreciation of certain assets within the U.S. Wholesale segment.
(3)	In 2015 and 2014, the Company recorded a net charge of $0.7 million and a credit of $4.2 million, respectively, related to adjustments to the fair value of certain contingent consideration.
(4)	In 2012, the Company recorded a gain of $4.1 million related to Vasconia’s purchase of Almexa and in 2013, the Company recorded a charge of $5.0 million, net of tax for a reduction of the fair value of the Company’s investment in Vasconia. In 2014, the Company recorded a charge of $6.0 million, net of tax, for a reduction of the fair value of the Company’s investment in GSI.
(5)	In 2016 the Company adopted Accounting Standards Update (“ASU”) 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In connection with the adoption of this standard, debt issuance costs associated with the Company’s Term Loan are presented as a deduction from the Term Loan balance as of December 31, 2016 and December 31, 2015. The retrospective adoption of this pronouncement results in a reduction of other assets of $621,000, a reduction of the current maturity of the Credit Agreement Term Loan of $354,000 and a reduction of the Credit Agreement Term Loan of $267,000 on the consolidated balance sheet as of December 31, 2015. The debt issuance costs associated with the Company’s Revolving Credit Facility are presented as other assets as of December 31, 2016 and 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the Company and notes thereto set forth in Item 15. This discussion contains forward-looking statements relating to future events and the future performance of the Company based on the Company’s current expectations, assumptions, estimates and projections about it and the Company’s industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this Annual Report including those discussed under “Disclosures regarding Forward-Looking Statements” and under Item 1A “Risk Factors” and Item 7A “Quantitative and Qualitative Disclosures Regarding Market Risk.” The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. In 2016, in connection with the Company’s U.S. Wholesale restructuring plan, the Company realigned its product categories to best achieve the Company’s strategic plan and implementation of cost reduction initiatives. Following the realignment, the Company’s product categories include two categories of products that people use to prepare, serve and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, food storage and home décor). In 2016, Kitchenware products and Tableware products accounted for approximately 90% of the Company’s U.S. Wholesale net sales and 88% of the Company’s consolidated net sales. In 2015, with categories recast to conform to the current period presentation, Kitchenware products and Tableware products accounted for approximately 92% of the Company’s U.S. Wholesale net sales and 90% of the Company’s consolidated net sales.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry including Farberware®, Mikasa®, KitchenAid®, Pfaltzgraff®, KitchenCraft®, Sabatier®, Mossy Oak®, Kamenstein®, masterclass®, Towle®, Fred®, Copco®, Chicago™ Metallic, Wilton Armetale® and Swing-A-Way®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands, including complementary brands in markets outside the United States, and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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

The Company recorded equity in earnings of Vasconia, net of taxes, of $570,000, $594,000 and $230,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2016, 2015 and 2014, net sales for the third and fourth quarters accounted for 61%, 59% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

IMPACT OF INFLATION

Inflation rates in the United States and in major foreign countries where the Company operates have not had a significant impact on its results of operations or financial position during 2016, 2015 or 2014. The Company will continue its practice of monitoring costs and adjusting prices, accordingly.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES

Adopted Accounting Pronouncements

Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In connection with the adoption of this standard, debt issuance costs associated with the Company’s Term Loan are presented as a deduction from the Term Loan balance as of December 31,

2016 and December 31, 2015. The retrospective adoption of this pronouncement results in a reduction of other assets of $621,000, a reduction of the current maturity of the Credit Agreement Term Loan of $354,000 and a reduction of the Credit Agreement Term Loan of $267,000 on the consolidated balance sheet as of December 31, 2015. The debt issuance costs associated with the Company’s Revolving Credit Facility are presented as other assets as of December 31, 2016 and 2015.

Effective January 1, 2016, the Company adopted ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. The Company will apply the guidance prospectively to all arrangements entered into or materially modified after January 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2016, the Company adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The Company will apply the new guidance prospectively to adjustments to provisional amounts that occur after the January 1, 2016 effective date. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern, which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. The standard also requires footnote disclosures if management concludes that substantial doubts exists or that its future plans alleviate substantial doubt that was raised. The Company adopted ASU No. 2014-15 for the year ended December 31, 2016, with no impact to its financial statements and concluded that there were no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

Accounting Pronouncements to be Adopted in Future Periods

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for transactions not reported in financial statements that have been issued or made available for issuance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice on how certain transactions are classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using either the first-in, first-out or average cost method. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but when adopted, this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB’s finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations

The Company intends to adopt the new guidance on January 1, 2018, with a cumulative-effect adjustment to opening retained earnings under the modified retrospective approach. Currently, the Company recognizes revenue when title passes to customers and incentives and promotions are recognized as a reduction of revenue, which generally reflects the consideration the Company expects to receive in exchange for the goods sold. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue. The Company continues to evaluate the presentation of certain contract costs (whether presented gross or offset against revenues) and its principal versus agent arrangements.

The Company’s evaluation of the new guidance is not yet complete; however, based on the nature of the Company’s primary revenue sources and current policies, the Company does not expect a significant change in the timing and presentation of recognizing its revenue.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.4	63.5	63.7

Gross margin	36.6	36.5	36.3
Distribution expenses	9.6	9.3	9.2
Selling, general and administrative expenses	22.0	23.0	22.8
Intangible asset impairment	—	—	0.6
Restructuring	0.4	0.1	—

Income from operations	4.6	4.1	3.7
Interest expense	(0.8)	(1.0)	(1.1)
Financing expense	—	—	(0.1)
Loss on early retirement of debt	—	—	(0.1)

Income before income taxes and equity in earnings	3.8	3.1	2.4
Income tax provision	(1.2)	(1.1)	(1.0)
Equity in earnings (losses), net of taxes	0.1	0.1	(1.1)

Net income	2.7%	2.1%	0.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2016 COMPARED TO 2015

Net Sales

Net sales for the year 2016 were $592.6 million, an increase of $4.9 million, or 0.8%, compared to net sales of $587.7 million in 2015.

Net sales for the U.S. Wholesale segment in 2016 were $471.0 million, an increase of $12.4 million, or 2.7%, compared to net sales of $458.6 million in 2015. As a result of the Company’s realignment of the product categories within the U.S. Wholesale segment, previous periods presented for the U.S. Wholesale segment product categories have been recast to conform to the current period presentation.

Net sales for the U.S. Wholesale’s Kitchenware product category in 2016 were $286.8 million, a decrease of $8.8 million, or 3.0%, compared to net sales of $295.6 million in 2015. The decrease in the U.S. Wholesale’s Kitchenware product category was primarily attributable to a decline in cutlery sales volume, partially offset by an increase in tools and gadgets due to strategic sales efforts with key customers, including on-line retailers. The decrease is also partially offset by net sales from the Company’s acquisition of the Amco Houseworks®, Chicago™ Metallic, Swing-A-Way® and Copco® brands.

Net sales for the U.S. Wholesale’s Tableware product category in 2016 were $135.9 million, an increase of $10.5 million, or 8.4%, compared to net sales of $125.4 million for 2015. The Tableware product category sales increase was primarily attributable to an increase in flatware and houseware sales from warehouse club programs. The increase was also due in part to an increase in sales to on-line retailers.

Net sales for the U.S. Wholesale’s Home Solutions products category in 2016 were $48.3 million, an increase of $10.7 million, or 28.5%, compared to net sales of $37.6 million in 2015. The increase in the Home Solutions product category reflects an increase in Built NY sales as a result of growth in hydration programs.

Net sales for the International segment in 2016 were $101.1 million, a decrease of $6.9 million, compared to net sales of $108.0 million for 2015. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased approximately 5.6%. The increase, in constant currency, is due to an increase in kitchenware sales to on-line retailers and export sales, partially offset by a small decline in tableware sales with certain customers

Net sales for the Retail Direct segment in 2016 were $20.6 million, a decrease of $0.5 million, or 2.4%, compared to $21.1 million for 2015. The decrease was primarily attributable to a decrease in sales from the Mikasa® Internet website.

Gross margin

Gross margin for 2016 was $216.9 million, or 36.6%, compared to $214.4 million, or 36.5%, for the corresponding period in 2015.

Gross margin for the U.S. Wholesale segment was $169.4 million, or 36.0%, for 2016 compared to $163.5 million, or 35.7%, for 2015. Gross margin may be expected to fluctuate from period to period based on a number of factors, including product and customer mix. The increase in gross margin for the U.S. Wholesale segment is primarily due to an increase in margin in the Kitchenware product category which reflects a decrease in customer incentives and a change in product mix.

Gross margin for the International segment was $33.7 million, or 33.4%, for 2016 compared to $36.7 million, or 34.0%, for 2015. The decrease in gross margin in the International segment is a result of the strengthened U.S. Dollar against the Pound Sterling as well as the weakened Euro against the Pound Sterling during the period.

Gross margin for the Retail Direct segment was $13.8 million, or 67.0%, for 2016 compared to $14.2 million, or 67.2%, for 2015. The decrease in gross margin in the Retail Direct segment reflects additional costs to reduce shipment breakage and higher royalty expenses.

Distribution expenses

Distribution expenses for 2016 were $57.0 million as compared to $54.8 million for 2015. In 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the year ended December 31, 2016 includes $1.2 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of December 31, 2016. Excluding this additional depreciation expense, distribution expenses as a percentage of net sales were 9.4% and 9.3% in 2016 and 2015, respectively.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 8.5% in 2016 and 8.0% in 2015. Excluding the additional depreciation expense described above, distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 8.2% in 2016. Distribution expenses, excluding the depreciation expense described above, as a percentage of sales shipped from the Company’s warehouses located in the United States for the U.S. Wholesale segment were 9.0% for 2016 and 2015. Sales shipped from the Company’s warehouses increased in 2016 and offset an increase in expense due to transition service agreements for brands acquired in 2016 and labor related to smaller case pack shipments.

Distribution expenses as a percentage of net sales for the International segment were approximately 10.9% and 10.5% for 2016 and 2015, respectively. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the International segment were 12.6% and 12.4% for the 2016 and 2015, respectively. The change reflects an increase warehouse labor and storage costs.

Distribution expenses as a percentage of net sales for the Retail Direct segment were 30.6% for 2016 compared to 30.8% for 2015. The decrease was from lower freight-out expenses due to fewer product breakage replacements.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for 2016 were $130.4 million, a decrease of $4.5 million, or 3.3%, as compared to $134.9 million for 2015.

SG&A expenses for 2016 for the U.S. Wholesale segment were $87.5 million, an increase of $2.7 million, or 3.2%, compared to $84.8 million for 2015. The increase was attributable to an increase in incentive compensation, partially offset by a decrease in employee expense due to a reduction in headcount. As a percentage of net sales, SG&A expenses were 18.6% for 2016 compared to 18.5% for 2015.

SG&A expenses for 2016 for the International segment were $19.7 million compared to $27.0 million for 2015. The decrease in the 2016 period was due to foreign currency transaction gains resulting from the Company’s hedging activity and the effect of foreign currency translation as a result of the weakened British pound. As a percentage of net sales, SG&A expenses decreased to 19.5% for 2016 compared to 25.0% for 2015.

SG&A expenses for 2016 for the Retail Direct segment were $6.7 million compared to $8.2 million for 2015. The decrease was primarily due to a decrease in employee related expenses and a decrease in marketing expenditures.

Unallocated corporate expenses for 2016 were $16.5 million compared to $14.9 million for 2015. The 2015 period included the reimbursement of expenses incurred for an acquisition not completed and the reimbursement of certain litigation expenses. The increase in the 2016 period was primarily attributable to an increase in professional and acquisition related fees.

Restructuring expenses

Restructuring expenses related to the U.S. Wholesale restructuring plan were $2.4 million and $0.4 million for 2016 and 2015, respectively. The expense for the 2016 period includes severance of approximately $0.7 million and consulting expense of approximately $1.6 million. The expense for the 2015 period includes $0.4 million of consulting expense.

Interest expense

Interest expense for 2016 was $4.8 million compared to $5.7 million for 2015. The decrease in expense is attributable to the use of operating cash flow to reduce indebtedness and a decrease in the average borrowing rate due to Term Loan repayments.

Financing expenses

In 2015 the Company wrote off $0.2 million of expenses related to a refinancing of indebtedness that was not completed.

Loss on early retirement of debt

In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms of the Company’s Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax provision

The income tax provision was $7.0 million in 2016 and $6.6 million in 2015. The Company’s effective tax rate for 2016 was 32.0%, compared to 36.2% for 2015. The lower effective tax rate in 2016 primarily reflects a reduction of deferred tax liabilities in the U.K. as a result of a rate change enacted in 2016 as well as a favorable foreign tax rate differential for income earned in the U.K.

Equity in earnings (losses)

The Company’s equity in earnings (losses), net of tax, for 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Equity in earnings of Grupo Vasconia:
Equity earnings, net of tax	$1,087	$1,897
Tax provision recorded in equity in earnings (1)	(517)	(1,303)

Equity in earnings of Grupo Vasconia	570	594
Equity in earnings of GSI:
Gain on sale of investment, net of tax	189	—

Equity in earnings of GSI	189	—
Equity in losses of other investments	(11)	(20)

	$748	$574

(1)	Income tax provision related to the valuation allowance for deferred taxes associated with the cumulative foreign currency translation adjustment.

Equity in earnings of Vasconia, net of taxes, was $570,000 in 2016, as compared to $594,000 in 2015. Vasconia reported income from operations for 2016 of $5.6 million, as compared to $10.6 million for 2015 and net income of $3.5 in 2016, compared to $7.4 million in 2015.

As described above, the Company sold its 40% equity interest in GSI during the year ended December 31, 2016. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 that were recognized when the equity interest was sold.

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

Net sales for the U.S. Wholesale’s Kitchenware product category in 2015 were $295.6 million, an increase of $1.7 million, or 0.6%, compared to net sales of $293.9 million in 2014. The increase in the U.S. Wholesale’s Kitchenware product category was primarily attributable to an increase in cutlery and cookware sales volume, partially offset by a decline in tools and gadgets.

Net sales for the U.S. Wholesale’s Tableware product category in 2015 were $125.5 million, an increase of $7.9 million, or 6.7%, compared to net sales of $117.5 million for 2014. The Tableware product category sales increase was primarily attributable to an increase in housewares and flatware on sales to new customers and on growth from warehouse club programs.

Net sales for the U.S. Wholesale’s Home Solutions products category in 2015 were $37.6 million, an increase of $7.7 million, or 25.8%, compared to net sales of $29.8 million in 2014. The increase in the Home Solutions product category reflects an increase in Built NY sales on growth from warehouse club and ecommerce customers and an increase in home décor sales for new customer programs.

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

Restructuring expenses

The Company incurred one-time restructuring expenses of $0.4 million in 2015 and $0.1 million in 2014. The restructuring expenses in 2015 resulted primarily from the Company’s reorganization of the U.S. Wholesale product categories. The restructuring expenses in 2014 resulted from the consolidation of the customer service and call center functions which resulted in the elimination of certain employee positions.

Interest expense

Interest expense for 2015 was $5.7 million compared to $6.4 million for 2014. The decrease in expense was attributable to the use of operating cash flow to reduce indebtedness.

Financing expenses

In 2015 and 2014, the Company wrote off $0.2 million and $0.7 million of expenses, respectively, related to the refinancing of indebtedness that was not completed.

Loss on early retirement of debt

In January 2014, in connection with the refinancing of its senior debt, the Company repaid the senior secured term loan outstanding under its Amended and Restated Credit Agreement dated as of October 28, 2011 with JP Morgan Chase Bank, N.A. as Administrative Agent and a Co-Collateral Agent, which was replaced by the Credit Agreement. In connection therewith, the Company wrote off the related debt issuance costs of $0.3 million.

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

The Company’s investment in GSI was $0 as of December 31, 2015 and, therefore, the Company did not record its share of equity in losses in GSI for the year ended December 31, 2015. The Company will continue to monitor the operating results of GSI and will record equity in earnings when the equity in earnings exceeds the Company’s previously unrecognized losses. Equity in losses of GSI in 2014 was $6.7 million (including a charge of $6.0 million, net of tax, for the reduction in the fair value of the Company’s investment in GSI).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with GAAP and with the instructions to Form 10-K and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, health insurance reserves, impairment of goodwill, tangible and intangible assets, stock compensation expense, accruals related to the Company’s tax positions and tax valuation allowances. Actual results may differ from these estimates using different assumptions and under different conditions. The Company’s significant accounting policies are more fully described in Note A of the Notes to the Consolidated Financial Statements included in Item 15. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

The Company bypassed the optional qualitative impairment analysis for its three reporting units with goodwill for its October 1, 2016 impairment test. Accordingly, the first step of the two step goodwill impairment test, as described above, was performed. Under the first step, the estimated fair value of each of the reporting units was determined using either the income approach or a combined income and market approach with equal weighting. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The market approach is based on a market multiple (revenue and EBITDA) and requires an estimate of appropriate multiples based on market date. Under the combined income and market approach, the resultant estimated fair value of two of the three reporting units exceeded their carrying value as of October 1, 2016.

For the Creative Tops reporting unit, which carried goodwill of $2.1 million, the market approach was not used as it was concluded that the selected industry market data was not consistent with a business with the future growth expectations of this reporting unit. The reporting unit’s fair value, as calculated under the income approach, was approximately 3% less than the carrying value. The decline in fair value was due to the forecasted sales and profits for the reporting unit falling below expectations relative to the Company’s previous projections and the macroeconomic conditions in Europe contributing to a decline in EBITDA. With the assistance of a third party valuation specialist, the Company performed the second step of the impairment test by estimating the fair value of the assets and liabilities to determine the implied fair value of goodwill. The implied fair value of goodwill was determined to be greater than the carrying value and no impairment charge was recorded. Changes in any of the significant assumptions used in the calculation of the fair value of the reporting unit or changes in the assumptions used in the calculation of the fair value of the assets and liabilities of the reporting unit, could lead to a potentially material non-cash impairment charge.

The excess of fair value of the Kitchen Craft reporting unit, which carried goodwill of $9.7 million, was approximately 3% over its carrying value. Macroeconomic conditions in Europe have contributed to a decline in EBITDA. Management’s projections used to estimate the cash flows included increasing net sales and operational improvements designed to reduce costs. Changes in any of the significant assumptions used can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to the second step of the test and potentially a material non-cash impairment charge could result. The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting unit being less than the carrying value.

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

The Company bases the estimated fair value of restricted stock awards based on the fair value of its common stock on the date of grant. The estimated fair value of an award is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares awarded. Compensation expense is recognized on a straight-line basis over the vesting period, reduced by an estimated forfeiture rate.

Restructuring Expenses

Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. A liability has been incurred at the point of closure for any remaining operating lease obligations and at the communication date for severance.

In December 2015, the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. The Company expanded this restructuring plan in 2016 to focus on specific actions required to achieve the plan’s objectives. The Company recorded $2.4 million and $437,000 of restructuring expenses during the years ended December 31, 2016 and 2015, respectively, related to the execution of this plan. The expense for the 2016 period includes severance of approximately $0.7 million and consulting expense of approximately $1.6 million.

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

Derivatives

The Company accounts for all derivative instruments on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings to the extent the derivatives are considered highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged items are recognized in earnings. If a derivative which is designated as part of a hedging relationship is considered ineffective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, the change in fair value is recorded in operations. For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

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

At December 31, 2016, the Company had cash and cash equivalents of $7.9 million compared to $7.1 million at December 31, 2015, working capital of $165.2 million at December 31, 2016 compared to $152.0 million at December 31, 2015 and the current ratio (current assets to current liabilities) was 2.8 to 1.0 at December 31, 2016 compared to 2.7 to 1.0 at December 31, 2015.

Borrowings under the Company’s Revolving Credit Facility increased to $86.2 million at December 31, 2016 compared to $65.6 million at December 31, 2015. The borrowings in 2016 were primarily attributable to the pay down of the Company’s Term Loan and the financing of the Copco and Focus acquisitions.

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

Each borrowing under the Revolving Credit Facility bears interest, at the Company’s option, at one of the following rates: (i) the Alternate Base Rate, defined as the greater of the Prime Rate, Federal Funds Rate plus 0.5% or the Adjusted LIBO Rate plus 1.0%, plus a margin of 0.75% to 1.25%, or (ii) the Eurodollar Rate, defined as the Adjusted LIBO Rate plus a margin of 1.75% to 2.25%. Interest rates on outstanding borrowings under the Revolving Credit Facility at December 31, 2016 ranged from 2.5% to 4.75%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

Availability under the Credit Agreement depends on the valuation of certain current assets and trademark values and the Company’s ability to meet and maintain certain financial ratios, as discussed below. Due to the Company’s seasonality, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. At December 31, 2016, borrowings outstanding under the Revolving Credit Facility were $86.2 million and open letters of credit were $2.4 million. At December 31, 2016, availability under the Revolving Credit Facility was approximately $76.5 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals. Consequently, the $175.0 million commitment may not represent actual borrowing capacity.

The Company classifies a portion of the Revolving Credit Facility as a current liability if the Company intends to and is able to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions.

ABR Term Loans or Eurocurrency Term Loans, provided for under the Credit Agreement, bear interest based on the applicable Senior Leverage Ratio. As of December 31, 2016, the Company’s Senior Leverage Ratio was 2.1 to 1. The ABR Spread for Term Loans is 3.0% to 3.5% and the Eurocurrency Spread for Term Loans is 4.0% to 4.5%. As of December 31, 2016, $9.5 million was outstanding under the Term Loan. The interest rate on outstanding borrowings under the Term Loan was 5.125%.

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

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 3.75 to 1.00 for each fiscal quarter thereafter. For each fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

Pursuant to the term loan agreement, as of December 31, 2016 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $78.9 million. The Company was in compliance with the financial covenants of the Credit Agreement at December 31, 2016.

The Company expects that it will continue to borrow and repay funds, subject to availability, under the Credit Agreement based on working capital and other corporate needs.

Covenant Calculations

Consolidated adjusted EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s Consolidated adjusted EBITDA for the last four fiscal quarters:

Consolidated adjusted EBITDA for the four quarters ended December 31, 2016
(in thousands)
Three months ended December 31, 2016	$25,100
Three months ended September 30, 2016	16,652
Three months ended June 30, 2016	5,206
Three months ended March 31, 2016	268

Total for the four quarters	$47,226

Non-GAAP financial measure

Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. This measure is provided because management of the Company uses this financial measure in evaluating the Company’s on-going financial results and trends. Management also uses this non-GAAP information as an indicator of business performance. Consolidated adjusted EBITDA is also one of the measures used to calculate financial covenants required to be maintained under the Company’s Credit Agreement.

Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, the Company’s financial performance measures prepared in accordance with GAAP. Further, the Company’s non-GAAP information may be different from the non-GAAP information provided by other companies including other companies within the home retail industry.

The following is a reconciliation of net income as reported to Consolidated adjusted EBITDA for the years ended December 31, 2016 and 2015 and each fiscal quarter of 2016 and 2015:

	Three Months Ended				Year Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
			(in thousands)
Net income as reported	$(4,288)	$(1,191)	$6,452	$14,747	$15,720
Subtract out:
Undistributed equity (earnings) losses, net	150	(18)	138	(814)	(544)
Add back:
Income tax provision (benefit)	(2,270)	(473)	2,961	6,812	7,030
Interest expense	1,193	1,122	1,231	1,257	4,803
Loss on early retirement of debt	—	272	—	—	272
Depreciation and amortization	3,484	3,578	4,682	2,404	14,148
Stock compensation expense	803	487	825	827	2,942
Restructuring expenses (1)	641	1,060	—	719	2,420
Permitted acquisition related expenses, net of acquisition not completed	555	369	363	(852)	435

Consolidated adjusted EBITDA	$268	$5,206	$16,652	$25,100	$47,226

	Three Months Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
			(in thousands)
Net income as reported	$(2,105)	$(1,727)	$5,104	$11,006	$12,278
Subtract out:
Undistributed equity (earnings) losses, net	(288)	(2)	459	(517)	(348)
Add back:
Income tax provision (benefit)	(1,363)	(717)	2,745	5,962	6,627
Interest expense	1,431	1,459	1,454	1,402	5,746
Financing expense	154	—	—	—	154
Depreciation and amortization	3,555	3,638	3,510	3,500	14,203
Stock compensation expense	750	773	791	2,972	5,286
Contingent consideration accretion	147	1,545	—	(876)	816
Restructuring expenses (1)	—	—	—	437	437
Permitted acquisition related expenses, net of recovery	238	(581)	26	3	(314)

Consolidated adjusted EBITDA	$2,519	$4,388	$14,089	$23,889	$44,885

(1)	Restructuring expenses represent non-recurring charges incurred during such periods and are permitted exclusions from the Company’s Consolidated adjusted EBITDA, pursuant to the Company’s Credit Agreement.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.6 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At December 31, 2016 and 2015, RMB 0.8 million ($113,000) and RMB 1.6 million ($252,000) was outstanding under the HSBC Facility. Outstanding borrowings at December 31, 2016 carried an interest rate of 5.0%.

Accounts Receivable Purchase Agreement

In order to improve its liquidity during seasonally high working capital periods, in 2016 the Company entered into an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume credit risk of the Receivables purchased; provided, however, and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold $44.3 million of Receivables during the year ended December 31, 2016. A charge of $131,000 related to the sale of the Receivables is included in Selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

Inventory

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors and customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2016, inventory turnover was 3.1 times, or 119 days, as compared to 3.0 times, or 122 days, for the three months ended December 31, 2015. The increase in turnover and decrease in turnover days is, in part, the result of a reduction in average inventory in the U.S. Wholesale segment due to SKU rationalization and inventory management. This was partially offset by an increase in average inventory in the International segment due to a change in strategy to accommodate the replenishment of certain high volume items with certain retailers.

Capital expenditures

Capital expenditures for the year ended December 31, 2016 were $3.4 million.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $14.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period.

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. None of these foreign exchange contracts were designated as hedges as required in order to apply hedge accounting. An aggregate notional amount of $38.3 million foreign exchange contracts are open at December 31, 2016.

Dividends

The Board of Directors declared a dividend of $0.0375 per share, payable on each of February 13, 2015, May 15, 2015, and August 15, 2015, and declared a dividend of $0.0425 per share, payable on each of November 13, 2015, February 15, 2016, May 16, 2016, August 15, 2016, November 15, 2016 and February 15, 2017.

Operating activities

Net cash provided by operating activities was $29.7 million in 2016 compared to $46.5 million in 2015 and $4.6 million in 2014. The decrease was primarily attributable to an increase in accounts receivable, partially offset by an increase in accounts payable and accrued expenses.

Investing activities

Net cash used in investing activities was $24.4 million in 2016 compared to $5.0 million in 2015 and $72.2 million in 2014. The 2016 investing activity includes the Company’s acquisition of inventory and intangibles of the Kitchen division of Focus Products Group, LLC, and the Copco® product lines. In 2014 investing activities primarily related to the cash consideration paid in the 2014 acquisition of Kitchen Craft. No such investing activities occurred in 2015.

Financing activities

Net cash used in financing activities was $4.2 million and $39.1 million in 2016 and 2015, respectively. Net cash provided by financing activities was $67.8 million in 2014. The Company had net repayments of $4.0 million under its Credit Agreement in 2016, which included net borrowings of $21.4 million under its Revolving Credit Facility and the repayment of $25.5 million under its Term Loan. In 2015 the Company had net repayments of $36.7 million, which included net repayments of $26.7 million under its Revolving Credit Facility and the repayment of $10.0 million under its Term Loan. In 2014 the Company had net borrowings of $43.9 million under its Revolving Credit Facility and entered into its current Credit Agreement. The proceeds from the 2014 borrowings were principally used to finance the 2014 acquisition of Kitchen Craft.

CONTRACTUAL OBLIGATIONS

As of December 31, 2016, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$123,163	$17,279	$24,732	$19,916	$61,236
Short-term debt (1)	9,613	9,613	—	—	—
Long-term debt	86,201	—	86,201	—	—
Interest on debt	6,003	3,158	2,800	45	—
Minimum royalty payments	13,208	6,199	6,187	440	382
Post retirement benefits	6,940	312	807	764	5,057
Contingent consideration (2)	738	738	—	—	—

Total	$245,866	$37,299	$120,727	$21,165	$66,675

(1)	Reported amount reflects gross debt liability.
(2)	Reported amounts reflect the fair value of contingent payment obligations in connection with certain acquisitions.

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

The Company’s functional currency is the U.S. Dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the United Kingdom, Mexico, Canada, Hong Kong China and until May 2016, Brazil; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2016, approximately 15% of the Company’s net sales revenue was in foreign currencies, compared to 16% for the year ended December 31, 2015. These sales were primarily denominated in British Pounds, Euros and Canadian Dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. Dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. Dollar as the functional and reporting currency, would result in an approximately $1.1 million increase in SG&A expenses.

The Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Included in SG&A expenses in the consolidated statement of operations is a gain of $2.2 million related to these foreign exchange derivative contracts. The aggregate notional amount of outstanding foreign exchange contracts was $38.3 million at December 31, 2016.

The Company’s Revolving Credit Facility and Term Loan, provided for under the Credit Agreement bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the Adjusted LIBO, the Prime Rate or the Federal Funds Rate; and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into an interest rate swap agreement in August 2012 to manage interest rate exposure in connection with its variable interest rate borrowings. As of December 31, 2016, approximately $95.7 million of the Company’s debt carries a variable rate of interest, as compared to $82.2 million at December 31, 2015. The remainder of the debt at December 31, 2016 (approximately $14.0 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $0.8 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve.

The Company is a party to interest rate swap agreements with an aggregate notional amount of $14.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2016 in Item 15 commencing on page F-1 are incorporated herein by reference.

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2016. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2016
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$110,925	$118,050	$170,124	$193,520
Gross margin	40,551	42,994	58,322	75,033
Income (loss) from operations	(5,215)	(288)	10,782	21,798
Net income (loss)	(4,288)	(1,191)	6,452	14,747
Basic income (loss) per common share	(0.31)	(0.08)	0.45	1.03
Diluted income (loss) per common share	(0.31)	(0.08)	0.44	1.00

	Year ended December 31, 2015
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$117,657	$120,935	$163,198	$185,880
Gross margin	44,908	43,511	56,952	69,015
Income (loss) from operations	(2,171)	(987)	9,762	17,627
Net income (loss)	(2,105)	(1,727)	5,104	11,006
Basic income (loss) per common share	(0.15)	(0.12)	0.37	0.79
Diluted income (loss) per common share	(0.15)	(0.12)	0.36	0.77

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2016, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lifetime Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lifetime Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lifetime Brands, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Lifetime Brands, Inc. and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York

March 16, 2017

Item 9B. Other Information

Not applicable.

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2017 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits*:

Exhibit No.	Description

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of Lifetime Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2016)

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2016)

4.1	Indenture dated as of June 27, 2006, Lifetime Brands, Inc. as issuer, and HSBC Bank USA, National Association as trustee, $75,000,000 4.75% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s registration statement No. 333-137575 on Form S-3)

10.1	License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.3	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2007)*

10.4	Employment Agreement, dated March 4, 2011, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2011)*

10.5	First Amendment to Employment Agreement, dated April 30, 2012, between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2012)*

10.6	Employment Agreement, dated March 12, 2014, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 18, 2014)*

10.7	Employment Agreement, dated January 12, 2017, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2017)*

10.8	Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2006)

10.9	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.10	Amended 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 9, 2006)*

10.11	Amendment to the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated November 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2007)*

10.12	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 11, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 12, 2009)*

10.13	Amendment of the Lifetime Brands, Inc. 2000 Long-Term Incentive Plan dated June 13, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 15, 2012)*

10.14	Lifetime Brands Inc. Amended and Restated 2000 Long-Term Incentive Plan dated June 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2015) *

10.15	Form of Restricted Stock Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015) *

10.16	Form of Deferred Stock (Performance-Vesting) Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015) *

10.17	Amended 2000 Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 9, 2006)*

10.18	Employment Agreement dated June 28, 2007 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2007)*

10.19	Amendment to Employment Agreement, dated March 8, 2010, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010)*

10.20	Amendment of Employment Agreement, dated April 12, 2012, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 16, 2012)*

10.21	Amended and Restated Employment Agreement, dated September 10, 2015, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2015) *

10.22	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2007)

10.23	Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.25	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 6, 2007)

10.26	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.27	Amended and Restated Employment Agreement, dated August 10, 2009 by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 12, 2009)*

10.28	Amendment of Amended and Restated Employment Agreement, dated November 9, 2010, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010)*

10.29	Second Amended and Restated Employment Agreement, dated as of December 20, 2012, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2012)*

10.30	Third Amended and Restated Employment Agreement, dated as of November 24, 2015, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2015)*

10.31	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2011)

10.32	Senior Secured Credit Agreement, dated as of July 27, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.33	Amendment No. 1 to the Senior Secured Credit Agreement, dated as of November 13, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the Swap Agreement Counterparty, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 27, 2013)

10.34	Amendment No. 2 to the Senior Secured Credit Agreement, dated as of June 21, 2013, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2013)

10.35	Share Purchase Agreement, dated January 15, 2014, relating to Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

10.36	Deed of Variation and Settlement, dated April 1, 2015, by and among Lifetime Brands, Inc. and the sellers of Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2015)

10.37	Second Amended and Restated Credit Agreement, dated as of January 13, 2014, among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent, with exhibits. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

10.38	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of September 23, 2014 among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2014)

10.39	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of February 17, 2015 among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, The Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2015)

10.40	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 29, 2015, among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2015)

10.41	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of August 4, 2016, among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2016)

10.42	Employment Agreement, dated November 28, 2014, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 3, 2014)*

10.43	Amendment of Employment Agreement dated April 27, 2015 between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2015)*

10.44	Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2016)

10.45	Receivables Purchase Agreement, dated as of September 30, 2016 by and among Lifetime Brands, Inc., as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2016)

14.1	Code of Ethics dated February 28, 2013 (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2013)

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September, 30 2008)

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG Cardenas Dosal, S. C. (Mexico)

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Independent Registered Accounting Firm on Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), consolidated financial statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Siegel	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017
Jeffrey Siegel

/s/ Ronald Shiftan	Vice Chairman of the Board of Directors, Chief Operating Officer and Director	March 16, 2017
Ronald Shiftan

/s/ Laurence Winoker	Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2017
Laurence Winoker

/s/ Michael J. Jeary	Director	March 16, 2017
Michael J. Jeary

/s/ John Koegel	Director	March 16, 2017
John Koegel

/s/ Cherrie Nanninga	Director	March 16, 2017
Cherrie Nanninga

/s/ Craig Phillips	Director	March 16, 2017
Craig Phillips

/s/ Dennis E. Reaves	Director	March 16, 2017
Dennis E. Reaves

/s/ Michael J. Regan	Director	March 16, 2017
Michael J. Regan

/s/ Sara Genster Robling	Director	March 16, 2017
Sara Genster Robling

/s/ William U. Westerfield	Director	March 16, 2017
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company has a 30% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $22.5 million and $24.7 million at December 31, 2016 and 2015, respectively, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $0.6 million, $0.6 million and $0.2 million for the three years in the period ended December 31, 2016. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifetime Brands, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Jericho, New York
March 16, 2017

LIFETIME BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands-except share data)

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,883	$7,131
Accounts receivable, less allowances of $5,725 at December 31, 2016 and $5,300 at December 31, 2015	104,556	90,576
Inventory (Note N)	135,212	136,890
Prepaid expenses and other current assets	8,796	8,783

TOTAL CURRENT ASSETS	256,447	243,380

PROPERTY AND EQUIPMENT, net (Note N)	21,131	24,877
INVESTMENTS (Note D)	22,712	24,973
INTANGIBLE ASSETS, net (Note E)	89,219	96,593
DEFERRED INCOME TAXES (Note J)	8,459	6,486
OTHER ASSETS	1,886	2,022

TOTAL ASSETS	$399,854	$398,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note F)	$9,343	$19,646
Short term loan (Note F)	113	252
Accounts payable	29,698	27,245
Accrued expenses (Note N)	45,212	40,154
Income taxes payable (Note J)	6,920	4,064

TOTAL CURRENT LIABILITIES	91,286	91,361

DEFERRED RENT & OTHER LONG-TERM LIABILITIES (Note N)	18,973	18,556
DEFERRED INCOME TAXES (Note J)	5,666	8,596
REVOLVING CREDIT FACILITY (Note F)	86,201	65,617
CREDIT AGREEMENT TERM LOAN (Note F)	—	14,733

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at December 31, 2016 and 25,000,000 at December 31, 2015; shares issued and outstanding: 14,555,936 at December 31, 2016 and 14,030,221 at December 31, 2015	146	140
Paid-in capital	173,600	165,780
Retained earnings	60,981	47,733
Accumulated other comprehensive loss (Note N)	(36,999)	(14,185)

TOTAL STOCKHOLDERS’ EQUITY	197,728	199,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$399,854	$398,331

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands – except per share data)

	Year Ended December 31,
	2016	2015	2014

Net sales	$592,619	$587,670	$586,010
Cost of sales	375,719	373,284	373,129

Gross margin	216,900	214,386	212,881
Distribution expenses	57,006	54,815	54,202
Selling, general and administrative expenses	130,397	134,903	133,786
Intangible asset impairment (Note E)	—	—	3,384
Restructuring expenses	2,420	437	125

Income from operations	27,077	24,231	21,384
Interest expense (Note F)	(4,803)	(5,746)	(6,418)
Financing expense	—	(154)	(758)
Loss on early retirement of debt (Note F)	(272)	—	(346)

Income before income taxes and equity in earnings	22,002	18,331	13,862
Income tax provision (Note J)	(7,030)	(6,627)	(5,825)
Equity in earnings (losses), net of taxes (Note D)	748	574	(6,493)

NET INCOME	$15,720	$12,278	$1,544

BASIC INCOME PER COMMON SHARE (NOTE I)	$1.11	$0.89	$0.11

DILUTED INCOME PER COMMON SHARE (NOTE I)	$1.08	$0.86	$0.11

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$15,720	$12,278	$1,544
Other comprehensive (loss) income, net of tax:
Translation adjustment (Note N)	(23,061)	(5,281)	(4,736)
Less: Amount reclassified	378	—	—

Total translation loss	(22,683)	(5,281)	(4,736)

Deferred (losses) gains on cash flow hedges (Notes G & N):
Fair value adjustment, net of tax of $11 in 2016,$1 in 2015 and $9 in 2014	17	(2)	13

Total deferred gains (losses) on cash flow hedges	17	(2)	13

Effect of retirement benefit obligations (Note N):
Net (loss) income arising from retirement benefit obligations, net of tax of ($135) in 2016, $211 in 2015 and ($589) in 2014	(202)	941	(1,507)
Less: amortization of loss included in net income, net of tax of $36 in 2016, $53 in 2015 and $19 in 2014	54	79	28

Total effects of retirement benefit obligations	(148)	1,020	(1,479)

Other comprehensive loss, net of tax	(22,814)	(4,263)	(6,202)

Comprehensive (loss) income	$(7,094)	$8,015	$(4,658)

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Paid-in	Retained	Accumulated other comprehensive
	Shares	Amount	capital	earnings	loss	Total
BALANCE AT DECEMBER 31, 2013	12,777	$128	$146,273	$38,224	$(3,720)	$180,905
Comprehensive (loss) income:
Net income	—	—	—	1,544	—	1,544
Translation adjustment	—	—	—	—	(4,736)	(4,736)
Derivative fair value adjustment (Note G)	—	—	—	—	13	13
Effect of retirement benefit obligations	—	—	—	—	(1,479)	(1,479)

Total comprehensive loss						(4,658)

Shares issued to directors (Note H)	23	—	344	—	—	344
Shares issued to employee (Note H)	5	—	2	—	—	2
Stock compensation expense (Note H)	—	—	2,489	—	—	2,489
Issuance of 581,432 shares of common stock for acquisition of Kitchen Craft (Note B)	581	6	8,376	—	—	8,382
Excess tax benefit from stock options, net	—	—	343	—	—	343
Exercise of stock options	326	3	2,488	—	—	2,491
Dividends (Note H)	—	—	—	(2,065)	—	(2,065)

BALANCE AT DECEMBER 31, 2014	13,712	$137	$160,315	$37,703	$(9,922)	$188,233

Comprehensive (loss) income:
Net income	—	—	—	12,278	—	12,278
Translation adjustment	—	—	—	—	(5,281)	(5,281)
Derivative fair value adjustment (Note G)	—	—	—	—	(2)	(2)
Effect of retirement benefit obligations	—	—	—	—	1,020	1,020

Total comprehensive income						8,015

Shares issued to directors (Note H)	28	—	416	—	—	416
Shares issued to employees (Note H)	189	2	1,655	—	—	1,657
Stock compensation expense (Note H)	—	—	2,689	—	—	2,689
Reduction of tax benefit from stock options, net	—	—	(138)	—	—	(138)
Exercise of stock options	101	1	843	—	—	844
Dividends (Note H)	—	—	—	(2,248)	—	(2,248)

BALANCE AT DECEMBER 31, 2015	14,030	$140	$165,780	$47,733	$(14,185)	$199,468

Comprehensive (loss) income:
Net income	—	—	—	15,720	—	15,720
Translation adjustment	—	—	—	—	(22,683)	(22,683)
Derivative fair value adjustment (Note G)	—	—	—	—	17	17
Effect of retirement benefit obligations	—	—	—	—	(148)	(148)

Total comprehensive loss						(7,094)

Shares issued to directors (Note H)	27	—	421	—	—	421
Net shares issued to employees (Note H)	234	3	2,124	—	—	2,127
Stock compensation expense (Note H)	—	—	2,490	—	—	2,490
Excess tax benefit from stock options, net	—	—	435	—	—	435
Exercise of stock options	265	3	2,350	—	—	2,353
Dividends (Note H)	—	—	—	(2,472)	—	(2,472)

BALANCE AT DECEMBER 31, 2016	14,556	$146	$173,600	$60,981	$(36,999)	$197,728

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$15,720	$12,278	$1,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,148	14,203	14,200
Amortization of financing costs	650	641	617
Deferred rent	(243)	848	(722)
Deferred income taxes	(1,951)	(1,440)	(3,757)
Net loss on disposal of fixed assets	84	—	—
Stock compensation expense	2,942	5,286	4,493
Undistributed equity (earnings) losses	(544)	(348)	6,724
Intangible asset impairment (Note E)	—	—	3,384
Loss on early retirement of debt (Note F)	272	—	346
Contingent consideration fair value adjustment	—	650	(4,203)
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(17,977)	15,527	(5,923)
Inventory	4,491	(308)	(6,354)
Prepaid expenses, other current assets and other assets	(1,199)	1,087	(2,063)
Accounts payable, accrued expenses and other liabilities	12,255	(397)	(950)
Income taxes receivable	132	—	—
Income taxes payable	969	(1,517)	(2,747)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,749	46,510	4,589

INVESTING ACTIVITIES
Purchases of property and equipment	(3,380)	(5,166)	(6,171)
Equity investments	567	112	(764)
Kitchen Craft acquisition, net of cash acquired	—	—	(59,977)
Other acquisitions, net of cash acquired	(21,699)	—	(5,389)
Net proceeds from sale of property	64	26	68

NET CASH USED IN INVESTING ACTIVITIES	(24,448)	(5,028)	(72,233)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility (Note F)	268,242	263,632	278,014
Repayments from Revolving Credit Facility (Note F)	(246,756)	(290,346)	(234,067)
Repayments of Senior Secured Term Loan (Note F)	—	—	(20,625)
Proceeds from Credit Agreement Term Loan (Note F)	—	—	50,000
Repayments of Credit Agreement Term Loan (Note F)	(25,500)	(10,000)	(5,000)
Proceeds from Short Term Loan (Note F)	118	289	1,645
Payments from Short Term Loan (Note F)	(248)	(802)	(880)
Payments for stock repurchase	(86)	—	—
Payment of financing costs	(30)	(212)	(2,283)
Cash dividends paid (Note H)	(2,413)	(2,150)	(2,031)
Payment of capital lease obligations	(68)	(50)	—
Payment of contingent consideration	—	(391)	—
Proceeds from the exercise of stock options	2,353	843	2,488
Excess tax benefit from stock options	223	43	553

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,165)	(39,144)	67,814

Effect of foreign exchange on cash	(384)	(275)	(49)

INCREASE IN CASH AND CASH EQUIVALENTS	752	2,063	121

Cash and cash equivalents at beginning of year	7,131	5,068	4,947

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,883	$7,131	$5,068

See notes to consolidated financial statements

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Foreign currency

All foreign wholly-owned subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Income and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, including the unrealized gain or loss on the fair value of foreign exchange contracts not designated as hedges and the realized gain or loss on all foreign exchange contracts, whether or not designated as hedges, are recognized in selling, general and administrative expenses in the consolidated statements of operations. Foreign currency gain/loss included within selling, general and administrative expenses was a $4.2 million gain in 2016, a $714,000 loss in 2015, and a $1.4 million loss in 2014.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail direct sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail direct sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $2.6 million in 2016, $2.4 million in 2015 and $2.1 million in 2014. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Distribution expenses

Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $11.0 million, $11.3 million and $11.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Handling costs of products sold are included in cost of sales.

In 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the year ended December 31, 2016 includes $1.2 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of December 31, 2016.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $3.7 million, $3.9 million and $4.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The sale of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, are reflected as a reduction of accounts receivable in the Company’s consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Property and equipment

Property and equipment is stated at cost. Property and equipment, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the assets. Building and improvements are being depreciated over 30 years and machinery, furniture and equipment over periods ranging from 3 to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the end of the period are classified as construction in progress.

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

During the years ended December 31, 2016, 2015, and 2014, Wal-Mart Stores, Inc., including Sam’s Club and, in the United Kingdom, Asda Superstore, (“Walmart”), accounted for 16% of net sales in each period. During the year ended December 31, 2016, Costco Wholesale Corporation, (“Costco”), accounted for 10% of net sales. Sales to Walmart are included in the Company’s U.S. Wholesale and International segments. Sales to Costco are primarily included in the U.S. Wholesale segment. No other customers accounted for 10% or more of the Company’s sales during these periods.

Fair value measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s consolidated financial statements relate to the Company’s annual goodwill and other intangible asset impairment tests and derivatives, described in Notes E and G, respectively.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

In December 2015, the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. The Company expanded this restructuring plan in 2016 to focus on specific actions required to achieve the plan’s objectives. The Company recorded $2.4 million and $437,000 of restructuring expenses during the years ended December 31, 2016 and 2015, respectively, related to the execution of this plan. The expense for the 2016 period includes severance of approximately $0.7 million and consulting expense of approximately $1.6 million.

As of December 31, 2016, $525,000 was accrued related to severance and consulting expenses from the restructuring plan. The Company does not expect to incur additional charges related to the execution of this plan.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Adopted accounting pronouncements

Effective January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. In connection with the adoption of this standard, debt issuance costs associated with the Company’s Term Loan are presented as a deduction from the Term Loan balance as of December 31, 2016 and December 31, 2015. The retrospective adoption of this pronouncement results in a reduction of other assets of $621,000, a reduction of the current maturity of the Credit Agreement Term Loan of $354,000 and a reduction of the Credit Agreement Term Loan of $267,000 on the consolidated balance sheet as of December 31, 2015. The debt issuance costs associated with the Company’s Revolving Credit Facility are presented as other assets as of December 31, 2016 and 2015.

Effective January 1, 2016, the Company adopted ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance about whether a cloud computing arrangement includes a software license. The Company will apply the guidance prospectively to all arrangements entered into or materially modified after January 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2016, the Company adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The Company will apply the new guidance prospectively to adjustments to provisional amounts that occur after the January 1, 2016 effective date. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern, which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. The standard also requires footnote disclosures if management concludes that substantial doubts exists or that its future plans alleviate substantial doubt that was raised. The Company adopted ASU No. 2014-15 for the year ended December 31, 2016, with no impact to its financial statements and concluded that there were no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

Accounting pronouncements to be adopted in future periods

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating if it will early adopt this pronouncement.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for transactions not reported in financial statements that have been issued or made available for issuance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice on how certain transactions are classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using either the first-in, first-out or average cost method. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement, but when adopted, this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB’s finalization of a one year deferral of this standard, the ASU is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. This ASU can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations

The Company intends to adopt the new guidance on January 1, 2018, with a cumulative-effect adjustment to opening retained earnings under the modified retrospective approach. Currently, the Company recognizes revenue when title passes to customers and incentives and promotions are recognized as a reduction of revenue, which generally reflects the consideration the Company expects to receive in exchange for the goods sold. The Company’s implementation of

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue. The Company continues to evaluate the presentation of certain contract costs (whether presented gross or offset against revenues) and its principal versus agent arrangements.

The Company’s evaluation of the new guidance is not yet complete; however, based on the nature of the Company’s primary revenue sources and current policies, the Company does not expect a significant change in the timing and presentation of recognizing its revenue.

NOTE B —ACQUISITIONS

Focus

In September 2016, the Company acquired the Amco Houseworks®, Chicago™ Metallic and Swing-A-Way® kitchenware and bakeware brands, together with their related inventory, from Focus Products Group International, LLC (“Focus”) for cash in the amount of $8.8 million. The assets and operating results of the Focus brands are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The consolidated statement of operations for the year ended December 31, 2016 includes $3.6 million of net sales attributable to the Focus brands. The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired including, inventory ($3.5 million) and customer relationships and trade names ($5.3 million). Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives of 15 years.

Copco

In October 2016, the Company acquired the Copco® product line from Wilton Industries, Inc., for cash in the amount of $12.3 million. The product line includes thermal and hydration beverageware, tea kettles and kitchen organization products. The assets and operating results of the Copco brands are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The consolidated statement of operations for the year ended December 31, 2016 includes $3.9 million of net sales attributable to the Copco® brands. The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired including, inventory ($3.9 million) and customer relationships and trade names ($8.4 million). Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives of 15 and 10 years, respectively.

Kitchen Craft

In January 2014, the Company acquired 100% of the share capital of Thomas Plant (Birmingham) Limited (“Kitchen Craft”) for cash in the amount of £37.4 million (approximately $61.3 million) and 581,432 shares of common stock of the Company with an intrinsic value of £5.5 million ($9.0 million). The purchase price also included contingent cash consideration of up to £5.5 million ($9.0 million) which was to be payable in future years if Kitchen Craft achieved certain financial targets. Kitchen Craft is a leading supplier of kitchenware products and accessories in the United Kingdom. The assets, liabilities and operating results of Kitchen Craft are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date.

In April 2015, the Company entered into a Deed of Variation and Settlement with the sellers of Kitchen Craft to amend the calculation and financial targets of the contingent consideration included in the share purchase agreement, (the “Amended Agreement”). The maximum undiscounted contingent consideration to be paid remains unchanged at £5.5 million. As a result of the Amended Agreement, in April 2015, a charge of £1.0 million (approximately $1.5 million) was recorded in selling, general and administration expenses. Pursuant to the terms of the Amended Agreement, during the year ended December 31, 2016, the Company paid £2.1 million (approximately $3.2 million) to the sellers of Kitchen Craft. At December 31, 2016, the fair value of the contingent consideration outstanding under the Amended Agreement is £0.6 million (approximately $0.7 million).

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The Company’s net periodic benefit costs for the years ended December 31, 2015 and 2014 are described in Note M.

The year ended December 31, 2014 includes the operations of Kitchen Craft for the period from January 15, 2014 to December 31, 2014. The consolidated statement of operations for the year ended December 31, 2014 includes $67.6 million of net sales and $4.1 million of income from operations attributable to Kitchen Craft.

NOTE C — SALE OF ACCOUNTS RECEIVABLE

In order to improve its liquidity during seasonally high working capital periods, in 2016 the Company entered into an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume credit risk of the Receivables purchased; provided, however, and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold $44.3 million of Receivables during the year ended December 31, 2016. A charge of $131,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

At December 31, 2016, the Company held approximately $3.3 million of restricted cash representing collections the Company received as servicer of the Receivables sold to HSBC. This restricted cash was held in trust at December 31, 2016 and restricted from being pledged by the Company. The restricted cash was subsequently remitted to HSBC in accordance with the terms of the Receivables Purchase Agreement.

NOTE D — EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”) an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2016, 2015 and 2014 in the accompanying consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 20.70 and MXN 17.38 at December 31, 2016 and 2015, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 18.02 to 19.85, MXN 14.94 to 16.76 and MXN 12.99 to 13.87, during the years ended December 31, 2016, 2015, and 2014, respectively. The effect of the translation of the

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Company’s investment resulted in a decrease of the investment of $3.2 million, $4.9 million and $4.0 million during the years ended December 31, 2016, 2015 and 2014, respectively. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $205,000, $226,000 and $230,000, from Vasconia during the years ended December 31, 2016, 2015 and 2014, respectively. Included in prepaid expenses and other current assets at December 31, 2016 and 2015 was $83,000 and $55,000 due from Vasconia. Included within accounts payable and accrued expenses at December 31, 2016 and 2015 was $220,000 and $28,000 due to Vasconia.

Summarized income statement information for the years ended December 31, 2016, 2015, and 2014, as well as summarized balance sheet information as of December 31, 2016 and 2015, for Vasconia in USD and MXN is as follows:

	Year Ended December 31,
	2016		2015		2014
	(in thousands)
Income Statement	USD	MXN	USD	MXN	USD	MXN
Net Sales	$149,533	$2,795,009	$178,832	$2,824,399	$188,863	$2,514,294
Gross Profit	27,205	510,617	33,982	534,285	35,592	474,482
Income from operations	5,611	105,334	10,551	165,507	7,790	103,658
Net Income	3,491	68,230	7,353	117,194	5,328	71,732
Adjustments (1)	—	—	—	—	1,131	15,679
Net Income as reported by Vasconia (2)	$3,491	$68,230	$7,353	$117,194	$6,459	$87,411

(1)	Certain adjustments were identified and not recorded in Vasconia’s consolidated financial statements for the year ended December 31, 2013 and were subsequently recorded by Vasconia in the year ended December 31, 2014. The Company recorded its proportionate share of the adjustments, approximately $0.3 million, net of tax, in the correct period in connection with its equity method of accounting for its investment in Vasconia.

(2)	Vasconia’s consolidated financial statements for the year ended December 31, 2014 were included as Exhibit 99.1 to Amendment 1 to the Company’s fiscal year 2014 Form 10-K.

	December 31,
	2016		2015
	(in thousands)
Balance Sheet	USD	MXN	USD	MXN
Current assets	$81,509	$1,687,396	$100,482	$1,745,922
Non-current assets	83,890	1,736,681	87,118	1,513,724
Current liabilities	31,303	648,028	38,983	677,355
Non-current liabilities	49,408	1,022,842	56,339	978,910

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.6 million, $0.6 million and $0.2 million for the years ended December 31, 2016, December 31, 2015, and 2014, respectively. Equity in earnings in 2016, 2015 and 2014 includes deferred tax expense of $0.5 million, $1.3 million and $1.1 million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.

As of December 31, 2016, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $29.0 million. The carrying value of the Company’s investment in Vasconia was $22.5 million.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

During the year ended December 31, 2016, the Company sold its 40% equity interest in GS Internacional S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil. The Company initially acquired GSI in December 2011 and accounted for this investment using the equity method of accounting; however, impairment losses in 2014 reduced the investment balance to zero and the Company recorded a total $6.0 million impairment charge, net of tax, in equity in earnings (losses), net of tax during the year ended December 31, 2014. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain is included within equity in earnings (losses), net of tax, and represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 recognized upon the sale of the equity interest in GSI.

In February 2012, the Company entered into a joint venture, Grand Venture Holdings Limited (“Grand Venture”), with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentages. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings (losses) in the Company’s consolidated statements of operations. The Company recorded equity in losses of the joint venture of $11,000, $20,000 and $39,000 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the carrying value of the Company’s investment in Grand Venture was $256,000 and $246,000, respectively.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at December 31, 2016, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

NOTE E — GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets, all of which are included in the U.S. Wholesale and International segments, consist of the following (in thousands):

	Year Ended December 31,
	2016			2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$14,201	$—	$14,201	$18,101	$—	$18,101
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616

Finite-lived intangible assets:
Licenses	15,847	(8,919)	6,928	15,847	(8,462)	7,385
Trade names	31,150	(8,286)	22,864	29,724	(6,818)	22,906
Customer relationships	49,372	(12,188)	37,184	50,823	(10,806)	40,017
Other	1,266	(840)	426	1,202	(634)	568

Total	$119,452	$(30,233)	$89,219	$123,313	$(26,720)	$96,593

A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2016, 2015 and 2014 consists of the following (in thousands):

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2013	$50,064	$5,085	$55,149
Acquisition of trade names	12,348	—	12,348
Acquisition of customer relationships	32,417	—	32,417
Acquisition of other intangible assets	618	—	618
Goodwill from Kitchen Craft acquisition	—	13,016	13,016
Impairment of trade names	(3,384)	—	(3,384)
Amortization	(6,567)	—	(6,567)

Goodwill and Intangible Assets, December 31, 2014	85,496	18,101	103,597
Amortization	(7,004)	—	(7,004)

Goodwill and Intangible Assets, December 31, 2015	78,492	18,101	96,593
Acquisition of trade names	5,159	—	5,159
Acquisition of customer relationships	8,878	—	8,878
Acquisition of other intangible assets	50	—	50
Foreign currency translation adjustment	(11,400)	(3,900)	(15,300)

Amortization	(6,161)	—	(6,161)

Goodwill and Intangible Assets, December 31, 2016	$75,018	$14,201	$89,219

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2016 are as follows:

Years
Trade names	14
Licenses	33
Customer relationships	13
Other	11

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2017	$6,669
2018	6,669
2019	6,669
2020	6,654
2021	6,176

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $6.2 million, $7.0 million and $6.6 million, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Annual indefinite-lived trade name impairment test

For the Company’s 2016 and 2015 annual impairment tests for its indefinite-lived trade names as of October 1, 2016 and 2015, the Company elected to first perform a qualitative assessment to determine if it was more likely than not that the fair values of the Company’s indefinite-lived trade names were less than the carrying values. The Company considered events and circumstances that could affect the significant inputs used to determine the fair values of the indefinite-lived trade names. Based on the qualitative assessment, the Company determined it was not more likely than not that the fair values of the Company’s indefinite-lived trade names were less than the carrying values as of October 1, 2016 and 2015.

In 2014, the Company performed quantitative impairment test for its indefinite-lived trade names which involved the assessment of the fair market values of the Company’s indefinite-lived trade names based on Level 3 unobservable inputs, using a relief from royalty approach, assuming a discount rate of 14.0%-15.5% and an average long term growth rate of 2.5%-3%. The result of the impairment assessment of the Company’s indefinite-lived trade names indicated that the carrying values of the Elements® and Melannco® trade names exceeded their fair values as of October 1, 2014. The Company’s home décor products category had experienced a decline in sales and profit in recent years. The Company believed the most significant factor resulting in the decline was the reduction in retail space allocated by the Company’s customers to the category which had also contributed to pricing pressure. As a result of these factors, the Company recorded an impairment charge of $3.4 million, related to these brands, in its consolidated statement of operations for the year ended December 31, 2014.

Annual goodwill impairment test

The Company bypassed the optional qualitative impairment analysis for its three reporting units with goodwill for its October 1, 2016 impairment test. Accordingly, the first step of the two step goodwill impairment test was performed. Under the first step, the estimated fair value of each of the reporting units was determined using the income approach or a combined income and market approach with equal weighting. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The market approach is based on a market multiple (revenue and EBITDA) and requires an estimate of appropriate multiples based on market date. Under the combined income and market approach, the resultant estimated fair value of two of the three reporting units exceeded their carrying value as of October 1, 2016.

For the Creative Tops reporting unit, which carried goodwill of $2.1 million, the market approach was not used as it was concluded that the selected industry market data was not consistent with a business with the future growth expectations of this reporting unit. The reporting unit’s fair value, as calculated under the income approach, was approximately 3% less than the carrying value. The decline in fair value was due to the forecasted sales and profits for the reporting unit falling below expectations relative to the Company’s previous projections and the macroeconomic conditions in Europe contributing to a decline in EBITDA. With the assistance of a third party valuation specialist, the Company performed the second step of the impairment test by estimating the fair value of the assets and liabilities to determine the implied fair value of goodwill. The implied fair value of goodwill was determined to be greater than the carrying value and no impairment charge was recorded. Changes in any of the significant assumptions used in the calculation of the fair value of the reporting unit or changes in the assumptions used in the calculation of the fair value of the assets and liabilities of the reporting unit, could lead to a potentially material non-cash impairment charge.

The excess of fair value of the Kitchen Craft reporting unit, which carried goodwill of $9.7 million, was approximately 3% over its carrying value. Macroeconomic conditions in Europe have contributed to a decline in EBITDA. Management’s projections used to estimate the cash flows included increasing net sales and operational improvements designed to reduce costs. Changes in any of the significant assumptions used can materially affect the

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

expected cash flows, and such impacts can result in the requirement to proceed to the second step of the test and potentially a material non-cash impairment charge could result. The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting unit being less than the carrying value.

As of December 31, 2016, the Company assessed the carrying value of goodwill and determined based on qualitative factors, no impairment existed.

NOTE F — DEBT

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

At December 31, 2016 and 2015, under the Revolving Credit Facility, borrowings outstanding were $86.2 million and $65.6 million, respectively. At December 31, 2016 and 2015, open letters of credit were $2.4 million and $1.4 million, respectively and availability under the Revolving Credit Facility was approximately $76.5 million and $86.2 million, respectively. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory, each of which fluctuates based upon the seasonality of the business, and certain trademark values, based upon periodic appraisals. Therefore, the actual borrowing capacity may be less than the $175.0 million commitment.

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

As of December 31, 2016 and 2015, $9.5 million and $35.0 million, respectively, was outstanding under the Term Loan and unamortized debt issuance costs were $157,000 and $621,000, respectively. In May 2015 the Credit Agreement was amended to provide for a $10.0 million prepayment of the Term Loan, if such amount was greater than the payment that would have been required pursuant to the agreement’s original terms (50% of the Company’s excess cash flow for the 2015 fiscal year). In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Interest rates on outstanding borrowings at December 31, 2016 ranged from 2.5% to 5.125%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 3.75 to 1.00 for each fiscal quarter ending thereafter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

Pursuant to the Credit Agreement, as of December 31, 2016 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $78.9 million. The Company was in compliance with the financial covenants of the Credit Agreement at December 31, 2016.

In August 2016, the Company amended the Credit Agreement to, among other things, allow the sale of certain accounts receivable by the Company to other financial institutions (subject to the approval of the Credit Agreement’s administrative agent) and revise the definition of EBITDA to provide that non-recurring charges shall not exceed $5.0 million during the term of the Credit Agreement (the previous limit was $2.0 million).

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.6 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At December 31, 2016 and 2015, RMB 0.8 million ($113,000) and RMB 1.6 million ($252,000), respectively, was outstanding under the HSBC Facility. Outstanding borrowings at December 31, 2016 carried an interest rate of 5.0%.

NOTE G — DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional amount of $14.0 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive loss.

The Company has also entered into foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional amount of foreign exchange contracts at December 31, 2016 was $38.3 million. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in earnings immediately.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2016	2015

Interest rate swaps	Accrued expenses	$4	$10
	Deferred rent & other long-term liabilities	3	25

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2016	2015

Foreign exchange contracts	Prepaid expenses and other current assets	$924	$261

The fair value of the derivatives have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive (loss) income as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2016	2015	2014

Interest rate swaps	$17	$(2)	$13

No amounts recorded in accumulated other comprehensive loss are expected to be reclassified to interest expense in the next twelve months.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

Derivatives not designated as hedging instruments	Location of Gain or (Loss)	Year Ended December 31,
		2016	2015	2014

Foreign exchange contracts	Selling, general and administrative expense	$2,182	$272	$694

NOTE H — CAPITAL STOCK

Long-term incentive plan

The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 4,850,000 shares of common stock. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance based awards

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to five years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to four years from the date of grant. Performance based awards that have been granted under the Plan vest after three years based upon the attainment of specified performance goals. As of December 31, 2016, there were 414,352 shares available for the grant of awards.

Cash dividends

Dividends were declared in 2016 and 2015 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0375	March 4, 2015	May 1, 2015	May 15, 2015
$0.0375	June 10, 2015	July 31, 2015	August 14, 2015
$0.0425	August 4, 2015	October 30, 2015	November 13, 2015
$0.0425	November 3, 2015	February 1, 2016	February 15, 2016
$0.0425	March 3, 2016	May 2, 2016	May 16, 2016
$0.0425	June 9, 2016	August 1, 2016	August 15, 2016
$0.0425	August 4, 2016	November 1, 2016	November 15, 2016
$0.0425	November 3, 2016	February 1, 2017	February 15, 2017

On March 8, 2017, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2017 to shareholders of record on May 1, 2017.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the years ended December 31, 2016, 2015 and 2014.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2016.

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2016, is as follows:

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2013	2,371,650	$12.75
Grants	394,400	18.83
Exercises	(365,223)	8.63
Cancellations	(32,200)	12.23
Expirations	(42,000)	26.61

Options outstanding at December 31, 2014	2,326,627	14.19
Grants	89,600	13.99
Exercises	(110,375)	8.84
Cancellations	(37,750)	15.57
Expirations	(25,900)	26.60

Options outstanding at December 31, 2015	2,242,202	14.28
Grants	66,850	15.44
Exercises	(272,325)	9.01
Cancellations	(30,750)	15.39
Expirations	(230,577)	27.16

Options outstanding at December 31, 2016	1,775,400	13.44	4.7	8,305,300

Options exercisable at December 31, 2016	1,469,967	$12.85	4.2	$7,667,500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their in-the-money stock options on December 31, 2016. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2016 and the exercise price.

The total intrinsic values of those stock options that were exercised in the years ended December 31, 2016, 2015 and 2014 were $1,848,000, $639,000 and $3,103,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at December 31, 2016, before the effect of income taxes, was $1.5 million and is expected to be recognized over a weighted-average period of 1.8 years.

The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2016, 2015, and 2014 was $5.43, $4.68 and $9.73, respectively.

The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

	2016	2015	2014
Historical volatility	39%	39%	58%
Expected term (years)	6.0	5.2	6.0
Risk-free interest rate	1.37%	1.67%	1.95%
Expected dividend yield	1.10%	1.18%	0.77%

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2016 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2013	22,459	$13.26
Grants	26,511	15.86
Vested	(22,459)	13.26

Non-vested restricted shares, December 31, 2014	26,511	15.86
Grants	100,073	14.78
Vested	(24,649)	15.97
Cancellations	(500)	14.84

Non-vested restricted shares, December 31, 2015	101,435	14.77
Grants	109,170	15.64
Vested	(46,306)	14.79
Cancellations	(2,475)	14.93

Non-vested restricted shares, December 31, 2016	161,824	$15.35

Total unrecognized compensation expense remaining	$1,837,700
Weighted-average years expected to be recognized over	2.6

The total fair value of restricted stock that vested during the year ended December 31, 2016 was $712,000.

Performance shares

Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee. The shares are subject to the terms and conditions of the Plan.

A summary of the Company’s performance-based award activity and related information for the two years ended December 31, 2016 is as follows:

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

	Performance- based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2015	—	$—
Grants	66,650	14.84
Cancellations	(500)	14.84

Non-vested performance-based awards, December 31, 2015	66,150	14.84
Grants	82,000	15.69
Cancellations	(2,188)	14.94

Non-vested performance-based awards, December 31, 2016	145,962	$15.32

Total unrecognized compensation expense remaining	$1,313,200
Weighted-average years expected to be recognized over	1.6

(1)	Represents the target number of shares to be issued for each performance-based award.

The Company recognized total stock compensation expense of $2.9 million for the year ended December 31, 2016, of which $1.4 million represents stock option compensation expense, $1.5 million represents restricted stock, including restricted stock granted to directors and performance based compensation expense, and $32,000 represents stock awards. The Company recognized total stock compensation expense of $5.3 million for the year ended December 31, 2015, of which $2.2 million represents stock option compensation expense, $0.8 million represents restricted stock including restricted stock granted to directors and performance based compensation expense, and $2.2 million represents stock awards. For the year ended December 31, 2014 the Company recognized total stock compensation expense of $4.5 million, of which $2.5 million represents stock option compensation expense, $0.3 million represents restricted stock compensation expense and $1.7 million represents stock awards.

NOTE I — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the years ended December 31, 2016, 2015 and 2014, are as follows:

	2016	2015	2014
	(in thousands - except per share amounts)
Net income – Basic and Diluted	$15,720	$12,278	$1,544
Weighted-average shares outstanding – Basic	14,174	13,850	13,519
Effect of dilutive securities:
Stock options and restricted stock	375	416	455

Weighted-average shares outstanding – Diluted	14,549	14,266	13,974

Basic income per common share	$1.11	$0.89	$0.11

Diluted income per common share	$1.08	$0.86	$0.11

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

The computations of diluted income per common share for the years ended December 31, 2016, 2015 and 2014 excludes options to purchase 1,268,240, 1,467,857 and 2,004,836 shares of the Company’s common stock, respectively. The computation of diluted income per common share for the year ended December 31, 2016 excludes 66,873 restricted shares. These shares were excluded due to their antidilutive effect.

NOTE J — INCOME TAXES

The components of income before income taxes, equity in earnings and extraordinary item are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$22,114	$22,096	$10,251
Foreign	(112)	(3,765)	3,611

Total income before income taxes and equity in earnings	$22,002	$18,331	$13,862

The provision for income taxes (before equity in earnings) consists of:

	Year Ended December 31,
	2016	2015	2014
		(in thousands)
Current:
Federal	$8,000	$5,584	$4,709
State and local	498	1,879	1,284
Foreign	483	604	1,691
Deferred	(1,951)	(1,440)	(1,859)

Income tax provision	$7,030	$6,627	$5,825

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred income tax assets:
Deferred rent expense	$3,706	$4,028
Stock options	4,593	4,179
Inventory	1,190	1,298
Operating loss carry-forward	2,568	2,213
Accounts receivable allowances	463	217
Accrued compensation	944	867
Other	2,784	2,820

Total deferred income tax assets	$16,248	$15,622

Significant components of the Company’s net deferred income tax asset (liability) are as follows:

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

	December 31,
	2016	2015
	(in thousands)
Deferred income tax liabilities:
Depreciation and amortization	$(1,268)	$(3,121)
Intangibles	(9,815)	(12,380)
Equity in earnings	24	(154)

Total deferred income tax liabilities	(11,059)	(15,655)

Net deferred income tax asset (liability)	5,189	(33)
Valuation allowance	(2,396)	(2,077)

Net deferred income tax asset (liability)	$2,793	$(2,110)

The Company has generated various state net operating loss carryforwards of which, $13.1 million remained at December 31, 2016 that begin to expire in 2026. The Company has net operating losses in foreign jurisdictions of $5.8 million at December 31, 2016 that begin to expire in 2020. The reduction in the deferred tax liabilities is primarily due to the enactment of lower corporate income tax rates in the United Kingdom, from 20% in 2016 to 17% in 2020. The valuation allowance which remained as of December 31, 2016 relates to certain state and foreign net operating losses.

The provision for income taxes (before equity in earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2016	2015	2014
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	3.6	5.3	4.9
Foreign rate differences	(7.9)	(8.6)	(2.7)
Non-deductible expenses	3.4	5.5	6.4
Other	(2.1)	(1.0)	(1.6)

Provision for income taxes	32.0%	36.2%	42.0%

The estimated values of the Company’s gross uncertain tax positions at December 31, 2016, 2015 and 2014 are liabilities of $109,000, $157,000 and $572,000, respectively, and consist of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at January 1	$(157)	$(572)	$(351)
Additions based on tax positions related to the current year	—	(15)	—
Additions for tax positions of prior years	—	—	(221)
Settlements	48	430	—

Balance at December 31	$(109)	$(157)	$(572)

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

The Company had approximately $29,000 and $42,000, net of federal and state tax benefit, accrued at December 31, 2016 and 2015, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.

If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $122,000 all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that $54,000 of its tax positions will be resolved within the next twelve months.

The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2014. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Illinois, New York, New Jersey and the United Kingdom. At December 31, 2016, the periods subject to examination by the Company’s major state jurisdictions are the years ended 2012 through 2015.

NOTE K — BUSINESS SEGMENTS

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net sales:
U.S. Wholesale	$470,981	$458,593	$441,293
International	101,070	108,000	125,230
Retail Direct	20,568	21,077	19,487

Total net sales	$592,619	$587,670	$586,010

Income from operations:
U.S. Wholesale(1)	$39,745	$41,343	$34,874
International (2)	3,052	(1,600)	3,759
Retail Direct	770	(596)	(1,034)
Unallocated corporate expenses	(16,490)	(14,916)	(16,215)

Total income from operations	$27,077	$24,231	$21,384

Depreciation and amortization:
U.S. Wholesale(3)	$10,095	$8,784	$8,618
International	3,917	5,272	5,379
Retail Direct	136	147	203

Total depreciation and amortization	$14,148	$14,203	$14,200

(1)	In 2016 and 2015, income from operations for the U.S. Wholesale segment includes $2.4 million and $0.4 million, respectively, of restructuring expenses related to the U.S. Wholesale restructuring plan as described in Note A. The 2016 period also includes a $1.2 million charge to correct prior years’ depreciation of certain assets within the U.S. Wholesale segment. In 2014, income from operations for the U.S. Wholesale segment included a $3.4 million of intangible asset impairment charge and $4.2 million related to the reduction in certain contingent consideration accruals.
(2)	In 2015, income from operations for the International segment includes a $1.0 million net charge related to the change in certain contingent consideration accruals.
(3)	The 2016 period includes a $1.2 million charge to correct prior years’ depreciation of certain assets within the U.S. Wholesale segment.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Assets:
U.S. Wholesale	$287,313	$269,143	$287,744
International	95,698	115,128	128,055
Retail Direct	501	443	535
Unallocated/ corporate/ other	16,342	13,617	5,068

Total assets	$399,854	$398,331	$421,402

Capital expenditures:
U.S. Wholesale	$2,767	$4,087	$5,431
International	424	1,004	650
Retail Direct	189	75	90

Total capital expenditures	$3,380	$5,166	$6,171

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Goodwill:
U.S. Wholesale
Beginning balance	$2,412	$2,412	$2,412
Acquisition activity	—	—	—

Ending balance	2,412	2,412	2,412

International
Beginning balance	15,689	15,689	2,673
Acquisition activity	—	—	13,016
Foreign currency translation adjustment	(3,900)	—	—

Ending balance	11,789	15,689	15,689

Total goodwill (1)	$14,201	$18,101	$18,101

(1)	No goodwill is allocated to the Company’s Retail Direct reportable segment.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Geographical information

The following table sets forth net sales and long-lived assets by the major geographic locations:

	Year ended December 31,
	2016	2015	2014
	(in thousands)

Net sales:
United States	$472,962	$462,234	$436,049
United Kingdom	74,991	81,347	93,432
Rest of World	44,666	44,089	56,529

Total	$592,619	$587,670	$586,010

	December 31,
	2016	2015
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$43,431	$49,369
United Kingdom	1,186	1,550
Rest of World	1,112	953

Total	$45,729	$51,872

Product category information – net sales

In 2016, in connection with the Company’s U.S. Wholesale restructuring plan the Company realigned its product categories to best achieve the Company’s strategic plan and implementation of cost reduction initiatives. The revenue source categories disclosed below for the U.S. Wholesale operating segment reflect this realignment. Product categories in 2015 and 2014 have been reclassified to conform to current year presentation for comparative purposes. The following table sets forth net sales by major product categories included within the Company’s U.S. Wholesale operating segment:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Category:
Kitchenware	$286,815	$295,592	$293,904
Tableware	135,901	125,445	117,546
Home Solutions	48,265	37,556	29,843

Total	$470,981	$458,593	$441,293

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

The following table sets forth net sales by major product categories included within the Company’s International operating segment:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Category:
Kitchenware	$59,742	$61,291	$67,604
Tableware	41,328	46,709	57,626

Total	$101,070	$108,000	$125,230

NOTE L — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has lease agreements for its corporate headquarters, distribution centers, showrooms and sales offices that expire through 2029. These leases generally provide for, among other things, annual base rent escalations and additional rent for real estate taxes and other costs.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2017	$17,279
2018	13,478
2019	11,254
2020	10,145
2021	9,771
Thereafter	61,236

Total	$123,163

Rent and related expenses under operating leases were $16.6 million, $17.4 million and $15.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company received $108,000 in sublease rental income in 2016. No such sublease rental income was received in 2015 or 2014.

The Company leases one property from the trustees of an active retirement benefit plan in which former and current employees of the Company participate. Total lease payments made to this related party in 2016 was $434,000. The lease agreement expires in 2020.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Royalties

The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2023. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31,
2017	$6,199
2018	5,939
2019	248
2020	218
2021	222
Thereafter	382

Total	$13,208

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for OU-1, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA will conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it plans to expand its field investigation for the RI/FS for the second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

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

NOTE M — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $18,000 ($24,000 for employees 50 years or over) for 2016. Effective January 1, 2009, the Company suspended its matching contribution as an expense savings measure. The Company’s United Kingdom-based subsidiaries also maintain defined contribution pension plans.

Retirement benefit obligations

The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. These obligations under the agreements with these former executives are unfunded and amounted to $6.9 million at December 31, 2016 and $6.5 million at December 31, 2015.

The discount rate used to calculate the retirement benefit obligations was 3.76% at December 31, 2016 and 3.96% at December 31, 2015. The retirement benefit obligations are included in accrued expenses and deferred rent and other long-term liabilities.

The Company expects to recognize $104,000 of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2017.

Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year ending December 31,
2017	$312
2018	410
2019	397
2020	383
2021	381
2022 through 2026	1,991

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Kitchen Craft pension plan

Kitchen Craft was the sponsor of a defined benefit pension plan (the “Plan”) for which service costs accrual ceased prior to its acquisition in January 2014. In October 2014, the Plan trustees secured, in full, all benefits payable or contingently payable under the Plan (subject to adjustment as determined by the UK pension authority in connection with its approval of the Plan’s termination) through the purchase of a group annuity contract from a major UK-based insurance company. The share purchase agreement, pursuant to which the Company acquired Kitchen Craft, provides that any additional contributions required in connection with the settlement and termination of the Plan shall be offset by future amounts owed to the sellers or, if those amounts are insufficient, reimbursed to the Company by the sellers. Accordingly, there was no impact to the Company’s statement of operations in the years ended December 31, 2016 and 2015. The settlement and termination of the Plan occurred in 2015.

The following table summarizes the changes in the projected benefit obligations and plan assets for the year ended December 31, 2015:

Year Ended December 31,
2015
(in thousands)
Change in projected benefit obligations
Projected benefit obligations, beginning of year	$13,796
Interest cost	—
Actuarial (gain) loss	(2,492)
Benefits paid	(58)
Annuity purchase	(11,008)
Currency adjustment	(238)

Projected benefit obligations, end of year	$—

Change in plan assets
Fair value of plan assets, beginning of year	$15,533
Actual return on plan assets	(1,903)
Employer (refund) contributions	(2,295)
Benefits paid	(58)
Annuity purchase	(11,008)
Currency adjustment	(269)

Fair value of plan assets, end of year	$—

Net Plan funding, end of year	$—

No periodic pension costs were incurred during the years ended December 31, 2016 and 2015. The following table summarizes the components of net period pension costs for the year ended December 31, 2014 (in thousands).

Components of net periodic pension cost
Expected return on plan assets	$(390)
Interest cost on projected benefit obligations	364

Net periodic pension cost	$(26)

The accumulated benefit obligations at December 31, 2016 and 2015 were $0. The amount in accumulated other comprehensive income at December 31, 2014 was $623,000.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE N — OTHER

Inventory

The components of inventory are as follows:

	December 31,
	2016	2015
	(in thousands)
Finished goods	$132,564	$133,618
Work in process	1,521	1,754
Raw materials	1,127	1,518

Total	$135,212	$136,890

Property and equipment

Property and equipment consist of:

	December 31,
	2016	2015
	(in thousands)
Machinery, furniture and equipment	$89,545	$88,914
Leasehold improvements	30,019	28,989
Building and improvements	1,622	1,604
Construction in progress	2,639	1,543
Land	100	100

	123,925	121,150
Less: accumulated depreciation and amortization	(102,794)	(96,273)

Total	$21,131	$24,877

Depreciation and amortization expense of property and equipment for the years ended December 31, 2016, 2015 and 2014 was $8.0 million, $7.2 million and $7.7 million, respectively. In 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the year ended December 31, 2016 includes $1.2 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of December 31, 2016.

Included in machinery, furniture and equipment at each of December 31, 2016 and 2015 is $2.2 million and $2.3 million, respectively, related to assets recorded under capital leases. Included in accumulated depreciation and amortization at December 31, 2016 and 2015 is $2.0 million and $2.1 million, respectively, related to assets recorded under capital leases.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Accrued expenses

Accrued expenses consist of:

	December 31,
	2016	2015
	(in thousands)
Customer allowances and rebates	$10,787	$10,474
Compensation and benefits	13,616	10,762
Interest	185	241
Vendor invoices	5,415	4,424
Royalties	2,095	2,330
Commissions	947	989
Freight	1,684	1,360
Professional fees	1,464	860
VAT	648	1,312
Contingent consideration related to acquisitions	738	3,193
HSBC collection receipts (1)	3,335	—
Other	4,298	4,209

Total	$45,212	$40,154

(1)	Collections received on behalf of HSBC in connection with the Receivable Purchase Agreement.

Deferred rent & other long-term liabilities

Deferred rent & other long-term liabilities consist of:

	December 31,
	2016	2015
	(in thousands)
Deferred rent liability	$12,213	$10,450
Retirement benefit obligations	6,629	6,349
Contingent consideration related to acquisitions	—	892
Compensation	—	719
Capital lease obligations	128	121
Derivative liability	3	25

Total	$18,973	$18,556

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Supplemental cash flow information

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,171	$4,909	$5,035
Cash paid for taxes	6,384	8,963	4,912

Non-cash investing activities:
Translation adjustment	$(23,061)	$(5,281)	$(4,736)

Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2016	2015	2014
	(in thousands)

Accumulated translation adjustment:
Balance at beginning of year	$(12,961)	$(7,680)	$(2,944)
Translation adjustment during period	(23,061)	(5,281)	(4,736)
Amounts reclassified from accumulated other comprehensive loss: (1)
Currency translation adjustment	378	—	—

Balance at end of year	$(35,644)	$(12,961)	$(7,680)

Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(1,204)	$(2,224)	$(745)
Net gain (loss) arising from retirement benefit obligations, net of tax	(202)	941	(1,507)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of loss, net of tax(2)	54	79	28

Balance at end of year	$(1,352)	$(1,204)	$(2,224)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$(20)	$(18)	$(31)
Derivative fair value adjustment, net of tax	17	(2)	13

Balance at end of year (3)	$(3)	$(20)	$(18)

(1)	Amount is recorded in equity in earnings (losses) on the consolidated statements of operations.
(2)	Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.
(3)	No amounts were reclassified out of accumulated other comprehensive loss. Amounts reclassified would be recorded in interest expense on the consolidated statements of operations.

Item 15(a)

LIFETIME BRANDS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at beginning of period	Due to acquisitions	Charged to costs and expenses		Deductions		Balance at end of period

Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$697	$—	$127		$(176	)(a)	$648
Reserve for sales returns and allowances	4,603	—	5,110	(c)	(4,636	)(b)	5,077

	$5,300	$—	$5,237		$(4,812)		$5,725

Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$815	$—	$226		$(344	)(a)	$697
Reserve for sales returns and allowances	5,848	—	6,504	(c)	(7,749	)(b)	4,603

	$6,663	$—	$6,730		$(8,093)		$5,300

Year ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$473	$119	$401		$(178	)(a)	$815
Reserve for sales returns and allowances	4,736	350	10,996	(c)	(10,234	)(b)	5,848

	$5,209	$469	$11,397		$(10,412)		$6,663

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Allowances granted.
(c)	Charged to net sales.

S-1