Form 10-Q
period 2017-03-31
LIFETIME BRANDS, INC
filed 2017-05-09
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2017 was 14,575,748.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,289	$7,883
Accounts receivable, less allowances of $4,545 at March 31, 2017 and $5,725 at December 31, 2016	61,756	104,556
Inventory (Note A)	154,188	135,212
Prepaid expenses and other current assets	9,837	8,796

TOTAL CURRENT ASSETS	232,070	256,447

PROPERTY AND EQUIPMENT, net	19,891	21,131
INVESTMENTS (Note B)	24,331	22,712
INTANGIBLE ASSETS, net (Note C)	88,069	89,219
DEFERRED INCOME TAXES (Note H)	8,473	8,459
OTHER ASSETS	1,813	1,886

TOTAL ASSETS	$374,647	$399,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note D)	$6,890	$9,343
Short term loan	233	113
Accounts payable	26,569	29,698
Accrued expenses	31,145	45,212
Income taxes payable (Note H)	5,525	6,920

TOTAL CURRENT LIABILITIES	70,362	91,286

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	17,871	18,973
DEFERRED INCOME TAXES (Note H)	5,778	5,666
REVOLVING CREDIT FACILITY (Note D)	81,933	86,201

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at March 31, 2017 and December 31, 2016; shares issued and outstanding: 14,571,748 at March 31, 2017 and 14,555,936 at December 31, 2016	146	146
Paid-in capital	174,573	173,600
Retained earnings	58,979	60,981
Accumulated other comprehensive loss (Note K)	(34,995)	(36,999)

TOTAL STOCKHOLDERS’ EQUITY	198,703	197,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$374,647	$399,854

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$113,356	$110,925
Cost of sales	69,415	70,374

Gross margin	43,941	40,551
Distribution expenses	13,433	13,317
Selling, general and administrative expenses	32,382	31,808
Restructuring expenses	—	641

Loss from operations	(1,874)	(5,215)
Interest expense (Note D)	(941)	(1,193)

Loss before income taxes and equity in earnings	(2,815)	(6,408)
Income tax benefit (Note H)	944	2,270
Equity in earnings (losses), net of taxes (Note B)	540	(150)

NET LOSS	$(1,331)	$(4,288)

BASIC LOSS PER COMMON SHARE (NOTE G)	$(0.09)	$(0.31)

DILUTED LOSS PER COMMON SHARE (NOTE G)	$(0.09)	$(0.31)

Cash dividends declared per common share	$0.0425	$0.0425

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,331)	$(4,288)
Other comprehensive income (loss), net of taxes:
Translation adjustment	1,976	(1,679)
Derivative fair value adjustment	13	(43)
Effect of retirement benefit obligations	15	14

Other comprehensive income (loss), net of taxes	2,004	(1,708)

Comprehensive income (loss)	$673	$(5,996)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,331)	$(4,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,286	3,484
Amortization of financing costs	217	162
Deferred rent	(140)	20
Deferred income taxes	—	113
Stock compensation expense	804	803
Undistributed equity in (earnings) losses, net	(540)	150
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	43,044	15,733
Inventory	(18,648)	(3,510)
Prepaid expenses, other current assets and other assets	(1,073)	(2,546)
Accounts payable, accrued expenses and other liabilities	(18,135)	(10,508)
Income taxes receivable	(132)	(3,561)
Income taxes payable	(1,373)	(4,872)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,979	(8,820)

INVESTING ACTIVITIES
Purchases of property and equipment	(373)	(761)

NET CASH USED IN INVESTING ACTIVITIES	(373)	(761)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	66,298	58,392
Repayments of Revolving Credit Facility	(70,620)	(46,813)
Repayment of Credit Agreement Term Loan	(2,500)	(2,500)
Proceeds from Short Term Loan	119	—
Payments on Short Term Loan	—	(117)
Payment of financing costs	(29)	—
Payments for capital leases	—	(16)
Proceeds from exercise of stock options	92	115
Cash dividends paid (Note K)	(613)	(594)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,253)	8,467

Effect of foreign exchange on cash	53	(139)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,594)	(1,253)

Cash and cash equivalents at beginning of period	7,883	7,131

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,289	$5,878

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2016 and 2015, net sales for the third and fourth quarters accounted for 61% and 59% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed primarily to retail customers in sales transactions are included in net sales and amounted to $561,000 and $536,000 for the three months ended March 31, 2017 and 2016, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

March 31, 2017

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

Receivable purchase agreement

The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, are reflected as a reduction of accounts receivable in the Company’s condensed consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $21.6 million of Receivables during the three months ended March 31, 2017. A charge of $67,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2017.

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced using the lower of cost (first-in, first-out basis) or net realizable value. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment. If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of the inventory to its net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predicable cost of completion, disposal and transportation.

The components of inventory are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Finished goods	$151,513	$132,564
Work in process	1,551	1,521
Raw materials	1,124	1,127

Total	$154,188	$135,212

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

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

March 31, 2017

(unaudited)

Restructuring expenses

Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. A liability has been incurred at the point of closure for any remaining operating lease obligations and at the communication date for severance.

In December 2015, the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. The Company expanded this restructuring plan in the first quarter of 2016 to focus on specific actions required to achieve the plan’s objectives. During the three months ended March 31, 2016, the Company recorded $0.6 million of restructuring expense related to the execution of this plan. No such charges were incurred during the three months ended March 31, 2017.

Adoption of new accounting pronouncements

Effective January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard requires, on a prospective basis, all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The standard also allows an employer to repurchase more of an employee’s shares than is currently allowed for tax withholding purposes without triggering liability accounting, and allows companies to make a policy election to account for forfeitures as they occur. In connection with the adoption of this standard, the Company adopted a policy to account for forfeitures as they occur on a modified retrospective basis. The change in policy of accounting for forfeitures resulted in a $46,000 decrease to retained earnings, net of tax, which the company recorded as of January 1, 2017. Upon adoption of ASU 2016-09, on a prospective basis, excess tax benefits from share-based award activity will be presented as an operating activity in the Company’s statement of cash flow.

Effective January 1, 2017, the Company adopted ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using either the first-in, first-out or average cost method. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The adoption is did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting pronouncements to be adopted in future periods

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the effect of adopting this pronouncement.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606, to clarify the principles of recognizing revenue and create common revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. Following the FASB’s finalization of a one year deferral of this standard, Topic 606 is now effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2016. Topic 606 can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of the adoption. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations.

The Company intends to adopt the new guidance provided under Topic 606 on January 1, 2018, with a cumulative-effect adjustment to opening retained earnings under the modified retrospective approach. Currently, the Company recognizes revenue when title passes to customers and incentives and promotions are recognized as a reduction of revenue, which generally reflects the consideration the Company expects to receive in exchange for the goods sold. The Company’s implementation of this ASU includes the evaluation of its customer agreements to identify terms or conditions that could be considered a performance obligation such that, if material to the terms of the contract, consideration would be allocated to the performance obligation and could accelerate or defer the timing of recognizing revenue. The Company continues to evaluate the presentation of certain contract costs (whether presented gross or offset against revenues) and its principal versus agent arrangements.

The Company’s evaluation of the new guidance provided under Topic 606 is not yet complete; however, based on the nature of the Company’s primary revenue sources and current policies, the Company does not expect a significant change in the timing and presentation of recognizing its revenue.

NOTE B —INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly,

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three month periods ended March 31, 2017 and 2016 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 18.73 and MXN 20.70 at March 31, 2017 and December 31, 2016, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 20.30 and MXN 18.02 during the three months ended March 31, 2017 and 2016, respectively. The effect of the translation of the Company’s investment resulted in an increase to the investment of $1.3 million and a decrease to the investment of $0.6 million during the three months ended March 31, 2017 and 2016, respectively (also see Note K). These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at March 31, 2017 and December 31, 2016 are amounts due from Vasconia of $59,000 and $83,000, respectively. Included within accrued expenses and accounts payable at March 31, 2017 and December 31, 2016 are amounts due to Vasconia of $116,000 and $220,000, respectively.

A summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended March 31,
	2017		2016
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$36,823	$747,495	$37,325	$672,578
Gross profit	7,853	159,421	5,418	97,634
Income from operations	2,430	49,329	923	16,633
Net income	1,234	25,043	220	3,959

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.5 million, net of tax, for the three months ended March 31, 2017 and equity in losses, net of taxes, of $0.2 million, net of tax, for the three months ended March 31, 2016. Equity in earnings (losses) for the three months ended March 31, 2017 and 2016, includes deferred tax benefit of $0.2 million and deferred tax expense of $0.2 million, respectively, due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.

As of March 31, 2017 and December 31, 2016, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $32.1 million and $29.0 million, respectively. The carrying value of the Company’s investment in Vasconia was $24.1 million and $22.5 million as of March 31, 2017 and December 31, 2016, respectively.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at March 31, 2017, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

NOTE C — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$14,347	$—	$14,347	$14,201	$—	$14,201

Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616
Finite-lived intangible assets:
Licenses	15,847	(9,035)	6,812	15,847	(8,919)	6,928
Trade names	31,295	(8,932)	22,363	31,150	(8,286)	22,864
Customer relationships	49,757	(13,226)	36,531	49,372	(12,188)	37,184
Other	1,135	(735)	400	1,266	(840)	426

Total	$119,997	$(31,928)	$88,069	$119,452	$(30,233)	$89,219

NOTE D— DEBT

Credit Agreement

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At March 31, 2017 and December 31, 2016, borrowings outstanding under the Revolving Credit Facility were $81.9 million and $86.2 million, respectively, and open letters of credit were $2.8 million and $2.4 million, respectively. At March 31, 2017, availability under the Revolving Credit Facility was approximately $53.5 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

As of March 31, 2017 and December 31, 2016, $7.0 million and $9.5 million, respectively, was outstanding under the Term Loan. At March 31, 2017 and December 31, 2016, unamortized debt issuance costs were $110,000 and $157,000, respectively. In April 2017, the Company repaid the $7.0 million outstanding balance under the Term Loan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Interest rates on outstanding borrowings at March 31, 2017 ranged from 2.5% to 5.3%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

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

Pursuant to the Credit Agreement, as of March 31, 2017, the maximum additional permitted indebtedness other than certain subordinated indebtedness was $92.6 million. The Company was in compliance with the financial covenants of the Credit Agreement at March 31, 2017.

NOTE E- DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional value of $12.3 million and $14.0 million, at March 31, 2017 and December 31, 2016, respectively, to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive income (loss).

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. The aggregate gross notional values of foreign exchange contracts at March 31, 2017 and December 31, 2016 were $58.4 million and $38.3 million, respectively. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair values of these contracts are recorded in earnings immediately.

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Prepaid Expenses	$16	$—
	Accrued Expenses	—	4
	Deferred rent & other long-term liabilities	—	3

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Foreign exchange contracts	Prepaid expenses and other current assets	$636	$924

The fair values of the derivatives have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2017	2016
Interest rate swaps	$13	$(43)

No amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified to interest expense in the next twelve months.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of Gain or (Loss)	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$(189)	$552

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

NOTE F — STOCK COMPENSATION

Option Awards

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2017 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2017	1,775,400	$13.44
Grants	75,000	16.60
Exercises	(6,000)	15.30
Cancellations	(11,200)	16.06

Options outstanding, March 31, 2017	1,833,200	13.54	4.6	$12,092,000

Options exercisable, March 31, 2017	1,463,967	$12.84	3.9	$10,695,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2017. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2017 and the exercise price.

The total intrinsic value of stock options exercised for the three month periods ended March 31, 2017 and 2016 was $27,000 and $275,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at March 31, 2017, before the effect of income taxes, was $1.5 million and is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2017 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2017	161,824	$15.35
Grants	10,000	16.60
Vested	(1,674)	12.52
Cancellations	(188)	14.84

Non-vested restricted shares, March 31, 2017	169,962	$15.45

Total unrecognized compensation expense remaining	$1,793,000
Weighted-average years expected to be recognized over	2.7

The total fair value of restricted stock that vested during the three months ended March 31, 2017 was $28,000.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2017 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2017	145,962	$15.32
Cancellations	(250)	14.84

Non-vested performance-based awards, March 31, 2017	145,712	$15.32

Total unrecognized compensation expense remaining	$1,143,000
Weighted-average years expected to be recognized over	1.5

(1)	Represents the target number of shares to be issued for each performance-based award.

The Company recognized total stock compensation expense of $0.8 million for the three months ended March 31, 2017, of which $0.4 million represents stock option compensation expense and $0.4 million represents restricted stock and performance based compensation expense. For the three months ended March 31, 2016, the Company recognized total stock compensation expense of $0.8 million, of which $0.5 million represents stock option compensation expense, $0.3 million represents restricted stock and performance based compensation expense and $32,000 represents stock awards granted in 2016.

At March 31, 2017, there were 341,115 shares available for awards that could be granted under the Company’s Amended and Restated 2000 Long-Term Incentive Plan.

NOTE G—LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net loss– basic and diluted	$(1,331)	$(4,288)

Weighted-average shares outstanding – basic and diluted	14,396	13,963

Basic and diluted loss per common share	$(0.09)	$(0.31)

The computation of diluted loss per common share for the three months ended March 31, 2017 excludes options to purchase 1,833,200 shares and 169,962 restricted shares. The computation of diluted loss per common share for the three months ended March 31, 2016 excludes options to purchase 2,187,652 shares and 101,859 restricted shares. These shares were excluded due to their antidilutive effects.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

NOTE H — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at March 31, 2017 is a gross liability of tax and interest of $115,000. The Company believes that $54,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2014. At March 31, 2017, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2013 through 2016.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three month periods ended March 31, 2017 and 2016.

NOTE I – BUSINESS SEGMENTS

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net sales
U.S. Wholesale	$87,392	$82,268
International	21,228	23,673
Retail Direct	4,736	4,984

Total net sales	$113,356	$110,925

Income (loss) from operations
U.S. Wholesale	$2,235	$(1,789)
International	(1,157)	395
Retail Direct	116	37
Unallocated corporate expenses	(3,068)	(3,858)

Loss from operations	$(1,874)	$(5,215)

Depreciation and amortization
U.S. Wholesale	$2,302	$2,179
International	951	1,270
Retail Direct	33	35

Total depreciation and amortization	$3,286	$3,484

	March 31, 2017	December 31, 2016
	(in thousands)
Assets
U.S. Wholesale	$260,454	$287,313
International	98,965	95,698
Retail Direct	466	501
Unallocated/ Corporate/ Other	14,762	16,342

Total assets	$374,647	$399,854

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C.

Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

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

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE K — OTHER

Cash dividends

On March 8, 2017, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2017 to shareholders of record on May 1, 2017. On February 15, 2017, the Company paid dividends of $613,000 to shareholders of record on February 1, 2017. As of March 31, 2017, the Company accrued $680,000 for the payment of dividends.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(unaudited)

Supplemental cash flow information

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$787	$1,028
Cash paid for taxes	537	5,881

Non-cash investing activities:
Translation gain (loss) adjustment	$1,976	$(1,679)

Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(35,644)	$(12,961)
Translation gain (loss) during period	1,976	(1,679)

Balance at end of period	$(33,668)	$(14,640)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$(3)	$(20)
Derivative fair value adjustment, net of taxes of $9 and $29 for the three month periods ended March 31, 2017 and 2016, respectively.	13	(43)

Balance at end of period	$10	$(63)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,352)	$(1,204)
Amounts reclassified from accumulated other comprehensive loss: (1)
Amortization of actuarial losses, net of taxes of $10 and $9 for the three month periods ended March 31, 2017 and 2016, respectively.	15	14

Balance at end of period	$(1,337)	$(1,190)

Total accumulated other comprehensive loss at end of period	$(34,995)	$(15,893)

(1)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 16, 2017. We did not audit the consolidated financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest), which statements have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $22.5 million at December 31, 2016, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $0.6 million for the year ended December 31, 2016. In our opinion, the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Jericho, New York

May 9, 2017

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2016 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	Tax reform;

•	General economic factors and political conditions;

•	Indebtedness;

•	Seasonality;

•	Liquidity;

•	Interest;

•	Competition;

•	Customer practices;

•	Intellectual property, brands and licenses;

•	International operations;

•	Supply chain;

•	Foreign exchange rates;

•	International trade and transportation;

•	Product liability;

•	Regulatory matters;

•	Product development;

•	Reputation;

•	Technology;

•	Personnel;

•	Price fluctuations;

•	Business interruptions;

•	Projections;

•	Fixed costs; and

•	Acquisitions and investments;

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

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, KitchenAid®, Pfaltzgraff®, KitchenCraft®, Sabatier®, Mossy Oak®, Kamenstein®, Copco®, masterclass®, Towle®, Fred® and La Cafetière®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands, including complementary brands in markets outside the United States, and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2017, Vasconia’s Board of Directors is comprised of ten members of whom the Company has designated three members.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2016 and 2015, net sales for the third and fourth quarters accounted for 61% and 59% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.

RESTRUCTURING

In 2015 the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. During 2016 the Company expanded this restructuring plan to focus on specific actions required to achieve the plan’s objectives. The restructuring plan included the realignment of product categories to best achieve the Company’s strategic plan and implementation of cost reduction initiatives. During the three months ended March 31, 2016, the Company recorded $0.6 million of restructuring expense. No such expenses were incurred during the three months ended March 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is an update to the corresponding accounting policy set forth in the Company’s 2016 Annual Report on Form 10-K. Except as modified below, there have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced using the lower of cost (first-in, first-out basis) or net realizable value. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment. If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of the inventory to its net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predicable cost of completion, disposal and transportation.

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

The Company bases the estimated fair value of restricted stock awards on the fair value of its common stock on the date of grant. The estimated fair value of an award is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares awarded. Compensation expense is recognized on a straight-line basis over the vesting period. Forfeitures are accounted for as they occur.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2017		2016
Net sales	100.0%		100.0%
Cost of sales	61.2		63.4

Gross margin	38.8		36.6
Distribution expenses	11.9		12.0
Selling, general and administrative expenses	28.6		28.7
Restructuring expenses	—		0.6

Loss from operations	(1.7)		(4.7)
Interest expense	(0.8)		(1.1)

Loss before income taxes and equity in earnings	(2.5)		(5.8)
Income tax benefit	0.8		2.0
Equity in earnings (losses), net of taxes	0.5		(0.1)

Net loss	(1.2	) %	(3.9	) %

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2016

Net Sales

Net sales for the three months ended March 31, 2017 were $113.4 million, an increase of $2.5 million, or 2.3%, as compared to net sales of $110.9 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale segment for the three months ended March 31, 2017 were $87.4 million, an increase of $5.1 million, or 6.2%, as compared to net sales of $82.3 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $56.4 million for the three months ended March 31, 2017, an increase of $0.7 million, or 1.3%, as compared to $55.7 million for the corresponding period in 2016. The increase in the U.S. Wholesale segment’s Kitchenware product category was attributable to the contributions from the brands acquired in 2016. The increase was partially offset by a decrease in cutlery sales due to the timing of customer programs.

Net sales for the U.S. Wholesale segment’s Tableware product category were $19.9 million for the three months ended March 31, 2017, an increase of $0.2 million, or 1.0%, as compared to $19.7 million for the corresponding period in 2016. The increase was attributable to dinnerware replenishment sales, partially offset by a decrease in metal sales due to the timing of customer programs.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $11.1 million for the three months ended March 31, 2017, an increase of $4.2 million, or 60.9%, as compared to $6.9 million for the corresponding period in 2016. The increase reflects a new drug store home decor program and growth in Built NY hydration programs, in part due to the brands acquired in 2016.

Net sales for the International segment were $21.2 million for the three months ended March 31, 2017, a decrease of $2.5 million, or 10.5%, as compared to net sales of $23.7 million for the corresponding period in 2016. In constant currency, net sales increased approximately 3.4%. The increase, in constant currency, was due to an increase in tableware sales to U.K. national retailers and kitchenware export sales.

Net sales for the Retail Direct segment were $4.7 million for the three months ended March 31, 2017, as compared to net sales of $5.0 million for the corresponding period in 2016.

Gross margin

Gross margin for the three months ended March 31, 2017 was $43.9 million, or 38.8%, as compared to $40.6 million, or 36.6%, for the corresponding period in 2016.

Gross margin for the U.S. Wholesale segment was $33.5 million, or 38.4%, for the three months ended March 31, 2017, as compared to $28.8 million, or 35.0%, for the corresponding period in 2016. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The increase reflects the timing of planned customer programs and a decrease in ocean freight rates.

Gross margin for the International segment was $7.3 million, or 34.2%, for the three months ended March 31, 2017, as compared to $8.4 million, or 35.5%, for the corresponding period in 2016. The decrease in margin is the result of a change in customer and product mix, merchandising support for a new retail program, the sell-off of a discontinued product line, as well as the weakened British Pound.

Gross margin for the Retail Direct segment was $3.1 million, or 66.7%, for the three months ended March 31, 2017, as compared to $3.4 million, or 67.3%, for the corresponding period in 2016. The decrease in gross margin in the Retail Direct segment reflects an increase in promotions.

Distribution expenses

Distribution expenses for the three months ended March 31, 2017 were $13.4 million, as compared to $13.3 million for the corresponding period in 2016. Distribution expenses as a percentage of net sales were 11.9% for the three months ended March 31, 2017, as compared to 12.1% for the three months ended March 31, 2016.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment was approximately 11.1% for both the three months ended March 31, 2017 and 2016. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 11.2% for the three months ended March 31, 2017 and 11.3% for the three months ended March 31, 2016. The decrease reflects the effect of an increase in sales shipped from the Company’s warehouses partially offset by higher freight expense.

Distribution expenses as a percentage of net sales for the International segment were approximately 10.8% and 11.4% for the three months ended March 31, 2017 and 2016, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 11.9% and 12.5% for the three months ended March 31, 2017 and 2016, respectively. The improvement reflects a reduction in facility expenses due to sublease rental income.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 31.9% and 30.0% for the three months ended March 31, 2017 and 2016, respectively. The increase reflects the effect of a decrease in volume.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 were $32.4 million, an increase of $0.6 million, or 1.9%, as compared to $31.8 million for the corresponding period in 2016.

Selling, general and administrative expenses for the U.S. Wholesale segment were $21.6 million for the three months ended March 31, 2017, as compared to $20.9 million for the three months ended March 31, 2016. The 2017 period reflects an increase in marketing expenses, IT software to improve efficiencies and intangible amortization related to the Company’s 2016 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 24.7% and 25.4% for the three months ended March 31, 2017 and 2016, respectively.

Selling, general and administrative expenses for the three months ended March 31, 2017 for the International segment were $6.2 million, an increase of $0.9 million, from $5.3 million for the corresponding period in 2016. The increase in expenses in the 2017 quarter was due to an unrealized loss on foreign currency contracts in the current period, as compared to unrealized gains on foreign currency contracts in the 2016 period, resulting from the Company’s hedging activity.

Selling, general and administrative expenses for the Retail Direct segment were $1.5 million for the three months ended March 31, 2017, as compared to $1.8 million for the three months ended March 31, 2016. The decrease in expenses was primarily due to a decrease in headcount and a reduction in selling expenses.

Unallocated corporate expenses for the three months ended March 31, 2017 were $3.1 million, as compared to $3.8 million for the corresponding period in 2016. The decrease was primarily attributable to a decrease in professional fees and acquisition related expenses.

Interest expense

Interest expense for the three months ended March 31, 2017 was $0.9 million, a decrease of $0.3 million, from $1.2 million for the three months ended March 31, 2016. The decrease in expense was attributable to a decrease in average borrowings and a decrease in the Company’s average borrowing rate due to Term Loan repayments.

Income tax benefit

Income tax benefit for the three months ended March 31, 2017 was $0.9 million as compared to $2.3 million for the corresponding period in 2016. The Company’s effective tax rate for the three months ended March 31, 2017 was 33.5% as compared to 35.4% for the corresponding 2016 period. The effective tax rate for the three months ended March 31, 2017 reflects income derived from foreign sources being taxed at lower income tax rates, as well as the release of a tax liability related to an uncertain tax position.

Equity in earnings (losses)

Equity in earnings of Vasconia, net of taxes, was $0.5 million, net of tax, for the three months ended March 31, 2017, as compared to equity in losses, net of tax, of $0.2 million, net of tax, for the three months ended March 31, 2016. Equity in earnings (losses) for the three months ended March 31, 2017 and 2016 includes deferred tax benefit (expense) of $0.2 million and ($0.2) million, respectively, due to the requirement to record tax benefits for foreign currency translation gains (losses) through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $2.4 million for the three months ended March 31, 2017, as compared to a $0.9 million for the three months ended March 31, 2016. The increase in income from operations is primarily due to improved margin in Vasconia’s aluminum business.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility. The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At March 31, 2017, the Company had cash and cash equivalents of $6.3 million compared to $7.9 million at December 31, 2016. Working capital was $161.7 million at March 31, 2017 compared to $165.2 million at December 31, 2016. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Credit Agreement), was $59.8 million.

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended March 31, 2017 inventory turnover was 1.9 times, or 190 days, as compared to 2.0 times, or 179 days, for the three months ended March 31, 2016. The decrease in turnover and increase in turnover days is, in part, the result of an increase in average inventory in the U.S. Wholesale segment due to an increase in in-transit inventory and the Company’s acquisitions in the fourth quarter of 2016.

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At March 31, 2017, borrowings outstanding under the Revolving Credit Facility were $81.9 million and open letters of credit were $2.8 million. At March 31, 2017, availability under the Revolving Credit Facility was approximately $53.5 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

As of March 31, 2017 and December 31, 2016, $7.0 million and $9.5 million, respectively, were outstanding under the Term Loan. At March 31, 2017 and December 31, 2016, unamortized debt issuance costs were $110,000 and $157,000, respectively. In April 2017, the Company repaid its $7.0 million outstanding balance under the Term Loan.

Interest rates on outstanding borrowings at March 31, 2017 ranged from 2.5% to 5.3%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Credit Agreement also provides that when the Term Loan is outstanding, the Company is required to maintain a Senior Leverage Ratio within defined parameters not to exceed 3.75 to 1.00 for each fiscal quarter. For any fiscal quarter of the Company ending on September 30th, the maximum Senior Leverage Ratio is increased by an additional 0.25:1.00 in excess of the applicable level otherwise provided.

As of March 31, 2017, the Company’s Senior Leverage Ratio was 1.87 to 1.00.

Pursuant to the Credit Agreement, as of March 31, 2017 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $92.6 million. The Company was in compliance with the financial covenants of the Credit Agreement at March 31, 2017.

Covenant Calculations

Consolidated adjusted EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s Consolidated adjusted EBITDA for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended March 31, 2017
(in thousands)
Three months ended March 31, 2017	$2,251
Three months ended December 31, 2016	25,100
Three months ended September 30, 2016	16,652
Three months ended June 30, 2016	5,206

Total for the four quarters	$49,209

Capital expenditures for the three months ended March 31, 2017 were $0.4 million.

Non-GAAP financial measure

Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net loss, as reported, to Consolidated adjusted EBITDA, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss as reported	$(1,331)	$(4,288)
Subtract out:
Undistributed equity in (earnings) losses, net	(540)	150
Add back:
Income tax benefit	(944)	(2,270)
Interest expense	941	1,193
Depreciation and amortization	3,286	3,484
Stock compensation expense	804	803
Permitted acquisition related expenses	35	555
Restructuring expenses	—	641

Consolidated adjusted EBITDA	$2,251	$268

Accounts Receivable Purchase Agreement

In order to improve its liquidity during seasonally high working capital periods, in 2016 the Company entered into an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased; and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold to HSBC $21.6 million of Receivables during the three months ended March 31, 2017. A charge of $67,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2017.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $12.3 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

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

Operating activities

Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2017 as compared to cash used in operating activities of $8.8 million for the corresponding 2016 period. The change in operating cash flow was primarily due to the timing of the collection of receivables in the current period as compared to the 2016 period, partially offset by an increase in inventory.

Investing activities

Net cash used in investing activities was $0.4 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

Financing activities

Net cash used in financing activities was $7.3 million for the three months ended March 31, 2017 as compared to net cash provided by operating activities of $8.5 million for the corresponding 2016 period. The change in financing activities was attributable to the change in borrowings under the Company’s Revolving Credit Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2017, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none such litigation, individually or collectively, would have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the company’s risk factors from those disclosed in the Company’s 2016 Annual Report on Form 10K.

Item 6. Exhibits

Exhibit No.

10.1	Lease agreement dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	May 9, 2017
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 9, 2017
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)