Form 10-Q
period 2017-06-30
LIFETIME BRANDS, INC
filed 2017-08-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Yes  ☐            No  ☑

The number of shares of the registrant’s common stock outstanding as of July 31, 2017 was 14,798,440.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,122	$7,883
Accounts receivable, less allowances of $4,349 at June 30, 2017 and $5,725 at December 31, 2016	67,509	104,556
Inventory (Note A)	167,428	135,212
Prepaid expenses and other current assets	8,088	8,796
Income taxes receivable (Note H)	4,279	—

TOTAL CURRENT ASSETS	251,426	256,447
PROPERTY AND EQUIPMENT, net	20,650	21,131
INVESTMENTS (Note B)	25,170	22,712
INTANGIBLE ASSETS, net (Note C)	88,129	89,219
DEFERRED INCOME TAXES (Note H)	8,467	8,459
OTHER ASSETS	1,340	1,886

TOTAL ASSETS	$395,182	$399,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note D)	$—	$9,343
Short term loan	121	113
Accounts payable	33,977	29,698
Accrued expenses	37,159	45,212
Income taxes payable (Note H)	—	6,920

TOTAL CURRENT LIABILITIES	71,257	91,286
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	17,610	18,973
DEFERRED INCOME TAXES (Note H)	6,161	5,666
REVOLVING CREDIT FACILITY (Note D)	98,974	86,201
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at June 30, 2017 and December 31, 2016; shares issued and outstanding: 14,797,690 at June 30, 2017 and 14,555,936 at December 31, 2016	148	146
Paid-in capital	176,488	173,600
Retained earnings	56,210	60,981
Accumulated other comprehensive loss (Note K)	(31,666)	(36,999)

TOTAL STOCKHOLDERS’ EQUITY	201,180	197,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,182	$399,854

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$117,393	$118,050	$230,749	$228,975
Cost of sales	74,596	75,056	144,011	145,430

Gross margin	42,797	42,994	86,738	83,545
Distribution expenses	12,582	12,377	26,015	25,694
Selling, general and administrative expenses	33,102	29,845	65,484	61,653
Restructuring expenses	254	1,060	254	1,701

Loss from operations	(3,141)	(288)	(5,015)	(5,503)
Interest expense (Note D)	(1,001)	(1,122)	(1,942)	(2,315)
Loss on early retirement of debt	(110)	(272)	(110)	(272)

Loss before income taxes and equity in earnings	(4,252)	(1,682)	(7,067)	(8,090)
Income tax benefit (Note H)	1,698	473	2,642	2,743
Equity in earnings (losses), net of taxes (Note B)	458	18	998	(132)

NET LOSS	$(2,096)	$(1,191)	$(3,427)	$(5,479)

BASIC LOSS PER COMMON SHARE (NOTE G)	$(0.14)	$(0.08)	$(0.24)	$(0.39)

DILUTED LOSS PER COMMON SHARE (NOTE G)	$(0.14)	$(0.08)	$(0.24)	$(0.39)

Cash dividends declared per common share	$0.0425	$0.0425	$0.085	$0.085

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(2,096)	$(1,191)	$(3,427)	$(5,479)
Other comprehensive income (loss), net of taxes:
Translation adjustment	3,312	(3,076)	5,288	(4,755)
Derivative fair value adjustment	1	(4)	14	(47)
Effect of retirement benefit obligations	16	13	31	27

Other comprehensive income (loss), net of taxes	3,329	(3,067)	5,333	(4,775)

Comprehensive income (loss)	$1,233	$(4,258)	$1,906	$(10,254)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(3,427)	$(5,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,634	7,062
Amortization of financing costs	282	333
Deferred rent	(304)	(37)
Deferred income taxes	—	113
Stock compensation expense	1,530	1,290
Undistributed equity in (earnings) losses, net	(970)	132
Gain on disposal of fixed assets	—	(17)
Loss on early retirement of debt	110	272
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	37,950	7,562
Inventory	(30,769)	(16,357)
Prepaid expenses, other current assets and other assets	1,107	(1,359)
Accounts payable, accrued expenses and other liabilities	(5,291)	(3,748)
Income taxes receivable	(4,279)	(4,311)
Income taxes payable	(6,858)	(5,031)

NET CASH USED IN OPERATING ACTIVITIES	(4,285)	(19,575)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,710)	(1,091)
Proceeds from disposition of GSI	—	567
Acquisitions	—	(614)

NET CASH USED IN INVESTING ACTIVITIES	(2,710)	(1,138)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	123,534	120,334
Repayments of Revolving Credit Facility	(110,937)	(79,206)
Repayment of Credit Agreement Term Loan	(9,500)	(20,500)
Proceeds from Short Term Loan	119	—
Payments on Short Term Loan	(114)	(117)
Payments of financing costs	(30)	—
Payments for capital leases	(49)	(32)
Payments of tax withholding for stock based compensation	(176)	(65)
Proceeds from exercise of stock options	1,425	1,191
Cash dividends paid (Note K)	(1,235)	(1,198)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,037	20,407

Effect of foreign exchange on cash	197	(176)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,761)	(482)

Cash and cash equivalents at beginning of period	7,883	7,131

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,122	$6,649

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist only of normal recurring accruals, have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2016 and 2015, net sales for the third and fourth quarters accounted for 61% and 59% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $431,000 and $497,000 for the three months ended June 30, 2017 and 2016, respectively, and $992,000 and $1,033,000 for the six months ended June 30, 2017 and 2016, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

June 30, 2017

(unaudited)

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

Receivable purchase agreement

The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, are reflected as a reduction of accounts receivable in the Company’s condensed consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $17.6 million and $39.2 million of Receivables during the three and six month periods ended June 30, 2017, respectively. A charge of $63,000 and $130,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2017, respectively.

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

The components of inventory are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Finished goods	$164,645	$132,564
Work in process	1,612	1,521
Raw materials	1,171	1,127

Total	$167,428	$135,212

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

June 30, 2017

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

In 2016, to reduce costs and achieve synergies, the Company began the process of integrating its legal entities operating in Europe. During the three and six months ended June 30, 2017, the Company recorded $254,000, of restructuring expense related to the execution of this plan, primarily related to severance. The Company expects to incur approximately $0.7 million of additional restructuring charges in 2017 related to this integration.

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

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU Topic No. 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, an unconditional option, the Company will proceed with performing the two-step process. The first step in the two-step process compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, the second step must be performed. The second step represents a hypothetical purchase price allocation as if the Company had acquired the reporting unit on that date. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Effective January 1, 2017, the Company adopted ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using either the first-in, first-out or average cost method. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

June 30, 2017

(unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to initially recognize a lease liability for the obligation to make lease payments, and a right-of-use asset, for the right to use the underlying asset for the lease term, on the lessee’s balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within with those years, and is required to be applied using a modified retrospective approach at the beginning of the earliest period presented. Early adoption is permitted. The Company is in the process of evaluating the effect the guidance will have on its existing accounting policies and its consolidated financial statements, but expects there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of the right-of-use assets and corresponding lease liabilities, which may be material.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

NOTE B —INVESTMENTS

The Company owns an approximately 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six month periods ended June 30, 2017 and 2016 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 18.05 and MXN 20.70 at June 30, 2017 and December 31, 2016, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 18.54 and MXN 18.09 during the three months ended June 30, 2017 and 2016, respectively, and MXN 18.54 to MXN 20.30 and MXN 18.06 to MXN 18.07 during the six months ended June 30, 2017 and 2016, respectively. The effect of the translation of the Company’s investment resulted in an increase to the investment of $1.8 million and a decrease to the investment of $1.7 million during the six months ended June 30, 2017 and 2016, respectively (also see Note K). These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at June 30, 2017 and December 31, 2016 are amounts due from Vasconia of $85,000 and $83,000, respectively. Included within accrued expenses and accounts payable at June 30, 2017 and December 31, 2016 are amounts due to Vasconia of $24,000 and $220,000, respectively.

A summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended June 30,
	2017		2016
		(in thousands)
	USD	MXN	USD	MXN
Net sales	$41,736	$773,825	$37,854	$684,771
Gross profit	7,755	143,790	7,446	134,700
Income from operations	1,686	31,258	2,073	37,502
Net income	1,168	21,663	516	9,335

	Six Months Ended June 30,
	2017		2016
		(in thousands)
	USD	MXN	USD	MXN
Net Sales	$78,558	$1,521,320	$75,178	$1,357,349
Gross Profit	15,609	303,211	12,864	232,334
Income from operations	4,116	80,587	2,996	54,135
Net Income	2,402	46,706	736	13,294

The Company recorded equity in earnings of Vasconia of $458,000 and $998,000, net of taxes, for the three and six months ended June 30, 2017, respectively. The Company recorded equity in losses of Vasconia of $171,000 and $321,000, net of taxes, for the three and six months ended June 30, 2016, respectively. Due to the requirement to record tax benefits/expenses for foreign currency translation losses/gains through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities, equity in earnings for the three and six months ended June 30, 2017 includes a deferred tax benefit of $0.1 million and $0.4 million, respectively. Equity in losses for the three and six months ended June 30, 2016 includes deferred tax expense of $0.3 million and $0.5 million, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

As of June 30, 2017 and December 31, 2016, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $34.0 million and $29.0 million, respectively. The carrying value of the Company’s investment in Vasconia was $24.9 million and $22.5 million as of June 30, 2017 and December 31, 2016, respectively.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at June 30, 2017, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

NOTE C — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$14,839	$—	$14,839	$14,201	$—	$14,201
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616
Finite-lived intangible assets:
Licenses	15,847	(9,149)	6,698	15,847	(8,919)	6,928
Trade names	31,763	(9,679)	22,084	31,150	(8,286)	22,864
Customer relationships	51,073	(14,569)	36,504	49,372	(12,188)	37,184
Other	1,150	(762)	388	1,266	(840)	426

Total	$122,288	$(34,159)	$88,129	$119,452	$(30,233)	$89,219

NOTE D — DEBT

The Company’s Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A, as Administrative Agent and Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent, and the other Lenders and Loan Parties party thereto, as amended, (the “Credit Agreement”), which expires in January 2019, provides for, among other things, a revolving credit facility commitment totaling $175.0 million, $40.0 million of which is available for multi-currency borrowings (the “Revolving Credit Facility”) and a term loan facility (the “Term Loan”).

At June 30, 2017 and December 31, 2016, borrowings outstanding under the Revolving Credit Facility were $99.0 million and $86.2 million, respectively, and open letters of credit were $2.8 million and $2.4 million, respectively. In April 2017, the Company repaid the $7.0 million outstanding balance under the Term Loan. As of June 30, 2017 and December 31, 2016, $0 and $9.5 million was outstanding under the Term Loan, respectively. At June 30, 2017 and December 31, 2016, unamortized debt issuance costs were $0 and $157,000, respectively.

At June 30, 2017, availability under the Revolving Credit Facility was approximately $62.8 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly, and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

The Company’s payment obligations under the Revolving Credit Facility are unconditionally guaranteed by each of its existing U.S. subsidiaries and will be unconditionally guaranteed by each of its future U.S. subsidiaries.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

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

Interest rates on outstanding borrowings at June 30, 2017 ranged from 2.25% to 5.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Company was in compliance with the financial covenants of the Credit Agreement as of June 30, 2017.

NOTE E- DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional value of $10.5 million and $14.0 million, at June 30, 2017 and December 31, 2016, respectively, to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive income (loss).

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. The aggregate gross notional value of foreign exchange contracts at June 30, 2017 and December 31, 2016 were $44.6 million and $38.3 million, respectively. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in earnings immediately.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Prepaid expenses	$18	$—
	Accrued expenses	—	4
	Deferred rent & other long-term liability	—	3

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$924
	Accrued expenses	814	—

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

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2017	2016	2017	2016
Interest rate swaps	$1	$(4)	$14	$(47)

No amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified to interest expense in the next twelve months.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments		2017	2016	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$(1,377)	$433	$(1,566)	$867

NOTE F — STOCK COMPENSATION

On June 22, 2017, the shareholders of the Company approved an amendment to the Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”). The Plan revised the terms and conditions of the Amended and Restated 2000 Long-Term Incentive Plan to increase the shares available for grant under the plan by 437,500 shares, permit certain awards under the Plan to continue to qualify for the exemption from the $1.0 million deduction limit under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and include and clarify several features that promote good governance.

At June 30, 2017, there were 499,577 shares available for awards that could be granted under the Company’s Amended and Restated 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

Option Awards

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2017 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2017	1,775,400	$13.44
Grants	125,750	17.38
Exercises	(130,250)	12.12
Cancellations	(24,700)	15.98
Expirations	(7,000)	22.66

Options outstanding, June 30, 2017	1,739,200	13.75	4.6	$8,114,000

Options exercisable, June 30, 2017	1,468,506	$13.17	4.0	$7,694,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2017. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2017 and the exercise price.

The total intrinsic value of stock options exercised for the six month periods ended June 30, 2017 and 2016 was $0.9 million and $0.9 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at June 30, 2017, before the effect of income taxes, was $1.6 million and is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2017 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2017	161,824	$15.35
Grants	130,352	18.33
Vested	(63,129)	15.40
Cancellations	(1,439)	15.14

Non-vested restricted shares, June 30, 2017	227,608	$17.05

Total unrecognized compensation expense remaining	$3,748,000
Weighted-average years expected to be recognized over	3.0

The total fair value of restricted stock that vested during the six months ended June 30, 2017 was $1.2 million.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

Performance shares

Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by the end of the performance periods, as determined by the Compensation Committee. The shares are subject to the terms and conditions of the Plan.

A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2017 is as follows:

	Performance- based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2017	145,962	$15.32
Grants	87,000	18.45
Cancellations	(792)	15.17

Non-vested performance-based awards, June 30, 2017	232,170	$16.49

Total unrecognized compensation expense remaining	$2,511,000
Weighted-average years expected to be recognized over	2.1

(1)	Represents the target number of shares to be issued for each performance-based award.

The Company recognized total stock compensation expense of $0.7 million for the three months ended June 30, 2017, of which $0.2 million represents stock option compensation expense and $0.5 million represents restricted stock and performance based compensation expense. For the six months ended June 30, 2017 the Company recognized total stock compensation expense of $1.5 million, of which $0.6 million represents stock option compensation expense, $0.9 million represents restricted stock and performance based compensation expense.

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

NOTE G—LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three and six month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net loss– basic and diluted	$(2,096)	$(1,191)	$(3,427)	$(5,479)
Weighted-average shares outstanding – basic and diluted	14,456	14,155	14,426	14,059
Basic and diluted loss per common share	$(0.14)	$(0.08)	$(0.24)	$(0.39)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

The computation of diluted loss per common share for the three and six months ended June 30, 2017 excludes 1,990,982 shares and 1,997,072 shares, respectively, related to options to purchase shares and other stock awards. The computation of diluted loss per common share for the three and six months ended June 30, 2016 excludes 2,084,767 shares and 2,187,139 shares, respectively, related to options to purchase shares and other stock awards. These shares, in each case, were excluded due to their antidilutive effect.

NOTE H — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at June 30, 2017 is a gross liability of tax and interest of $115,000. The Company believes that $54,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2014. At June 30, 2017, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2013 through 2016.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and six month periods ended June 30, 2017 and 2016.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net sales
U.S. Wholesale	$94,770	$92,738	$182,162	$175,006
International	19,365	21,560	40,593	45,233
Retail Direct	3,258	3,752	7,994	8,736

Total net sales	$117,393	$118,050	$230,749	$228,975

Loss from operations
U.S. Wholesale	$3,712	$3,268	$5,947	$1,479
International	(3,743)	(382)	(4,900)	13
Retail Direct	(277)	6	(161)	43
Unallocated corporate expenses	(2,833)	(3,180)	(5,901)	(7,038)

Loss from operations	$(3,141)	$(288)	$(5,015)	$(5,503)

Depreciation and amortization
U.S. Wholesale	$2,301	$2,272	$4,603	$4,451
International	1,014	1,270	1,965	2,540
Retail Direct	33	36	66	71

Total depreciation and amortization	$3,348	$3,578	$6,634	$7,062

	June 30,	December 31,
	2017	2016
	(in thousands)
Assets
U.S. Wholesale	$283,942	$287,313
International	93,946	95,698
Retail Direct	426	501
Unallocated/ Corporate/ Other	16,868	16,342

Total assets	$395,182	$399,854

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

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

NOTE K — OTHER

Cash dividends

Dividends declared in the six months ended June 30, 2017 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$ 0.0425	March 8, 2017	May 1, 2017	May 15, 2017
$ 0.0425	June 22, 2017	August 1, 2017	August 15, 2017

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

On February 15, 2017 and May 15, 2017, the Company paid cash dividends of $613,000 and $613,000, respectively, to shareholders of record on February 1, 2017 and May 1, 2017, respectively. In the three months ended June 30, 2017, the Company reduced retained earnings for the accrual of $639,000 relating to the dividend payable on August 15, 2017.

On August 4, 2017, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on November 15, 2017 to shareholders of record on November 1, 2017.

Supplemental cash flow information

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,704	$1,971
Cash paid for taxes	8,753	5,923
Non-cash investing activities:
Translation adjustment	$5,288	$(5,133)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(33,668)	$(14,640)	$(35,644)	$(12,961)
Translation gain (loss) during period	3,312	(3,454)	5,288	(5,133)
Amounts reclassified from accumulated other comprehensive loss: (1)
Currency translation adjustment	—	378	—	378

Balance at end of period	$(30,356)	$(17,716)	$(30,356)	$(17,716)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$10	$(63)	$(3)	$(20)
Derivative fair value adjustment, net of taxes of $1 and $3 for the three month periods ended June 30, 2017 and 2016, respectively and $9 and $32 for the six month periods ended June 30, 2017 and 2016, respectively.	1	(4)	14	(47)

Balance at end of period	$11	$(67)	$11	$(67)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,337)	$(1,190)	$(1,352)	$(1,204)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial losses, net of taxes of $10 and $9 for the three month periods ended June 30, 2017 and 2016, respectively and $20 and $18 for the six month periods ended June 30, 2017 and 2016, respectively.	16	13	31	27

Balance at end of period	$(1,321)	$(1,177)	$(1,321)	$(1,177)

Total accumulated other comprehensive loss at end of period	$(31,666)	$(18,960)	$(31,666)	$(18,960)

(1)	Amount is recorded in equity in earnings (losses) on the condensed consolidated statements of operations.
(2)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-and six month periods ended June 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 16, 2017. We did not audit the consolidated financial statements of Grupo Vasconia, S.A.B. and Subsidiaries (a corporation in which the Company has a 30% interest), which statements have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $22.5 million at December 31, 2016, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $0.6 million for the year ended December 31, 2016. In our opinion, the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Jericho, New York

August 8, 2017

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, shears, cookware, pantryware, spice racks, and bakeware); and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, food storage, neoprene travel products and home décor). In 2016, Kitchenware products and Tableware products accounted for approximately 90% of the Company’s U.S. Wholesale net sales and 88% of the Company’s consolidated net sales.

At the heart of the Company is a culture of innovation. The Company employs over 120 artists, engineers, industrial designers and graphics specialists, who create new products, packaging and merchandising concepts. The Company expects to introduce approximately 4,000 new or redesigned products globally in 2017. Newly introduced products typically reach their peak sales in 12 to 18 months.

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

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings (losses) in the Company’s condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2017, Vasconia’s Board of Directors is comprised of ten members of whom the Company has designated three members.

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

RESTRUCTURING

In 2016, to reduce costs and achieve synergies, the Company began the process of integrating its legal entities operating in Europe. During the three and six months ended June 30, 2017, the Company recorded $254,000 of restructuring expense related to the execution of this plan, primarily related to severance. The Company expects to incur approximately $0.7 million of additional restructuring charges in 2017 related to this integration.

In 2015 the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. During 2016 the Company expanded this restructuring plan to focus on specific actions required to achieve the plan’s objectives. The restructuring plan included the realignment of product categories to best achieve the Company’s strategic plan and implementation of cost reduction initiatives. During the three and six months ended June 30, 2016, the Company recorded $1.1 million and $1.7 million of restructuring expense related to the U.S. Wholesale restructuring.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	63.6	62.4	63.5

Gross margin	36.5	36.4	37.6	36.5
Distribution expenses	10.7	10.5	11.3	11.2
Selling, general and administrative expenses	28.2	25.3	28.4	26.9
Restructuring expenses	0.2	0.9	0.1	0.7

Loss from operations	(2.6)	(0.3)	(2.2)	(2.3)
Interest expense	(0.9)	(1.0)	(0.8)	(1.0)
Loss on early retirement of debt	(0.1)	(0.2)	—	(0.1)

Loss before income taxes and equity in earnings	(3.6)	(1.5)	(3.0)	(3.4)
Income tax benefit	1.4	0.4	1.1	1.2
Equity in earnings (losses), net of taxes	0.4	—	0.4	(0.1)

Net loss	(1.8)%	(1.1)%	(1.5)%	(2.3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2016

Net Sales

Net sales for the three months ended June 30, 2017 were $117.4 million, a decrease of $0.7 million, or 0.6%, as compared to net sales of $118.1 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale segment for the three months ended June 30, 2017 were $94.8 million, an increase of $2.1 million, or 2.3%, as compared to net sales of $92.7 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $61.5 million for the three months ended June 30, 2017, an increase of $2.9 million, or 4.9%, as compared to $58.6 million for the corresponding period in 2016. The increase in the U.S. Wholesale segment’s Kitchenware product category was attributable to increases in the kitchen tools and gadgets, cookware and bakeware product lines.

Net sales for the U.S. Wholesale segment’s Tableware product category were $22.3 million for the three months ended June 30, 2017, a decrease of $4.4 million, or 16.5%, as compared to $26.7 million for the corresponding period in 2016. The decrease was attributable to the sales decline at department stores and a club promotion not repeated.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $11.0 million for the three months ended June 30, 2017, an increase of $3.5 million, or 46.7%, as compared to $7.5 million for the corresponding period in 2016. The increase reflects the continued growth in hydration programs, including products under the Built brand. This increase was partially offset by a decline in the home decór product lines.

Net sales for the International segment were $19.4 million for the three months ended June 30, 2017, a decrease of $2.2 million, or 10.2%, as compared to net sales of $21.6 million for the corresponding period in 2016. In constant currency, net sales increased approximately 0.8%. The increase, in constant currency, was due to an increase in kitchenware sales to online retailers and export sales. This increase was partially offset by a decrease in tableware sales.

Net sales for the Retail Direct segment were $3.3 million for the three months ended June 30, 2017, a decrease of $0.5 million, or 13.2%, as compared to net sales of $3.8 million for the corresponding period in 2016. The decrease was attributable to more emphasis on the wholesale online sales channel and a decrease in promotions.

Gross margin

Gross margin for the three months ended June 30, 2017 was $42.8 million, or 36.5%, as compared to $43.0 million, or 36.4%, for the corresponding period in 2016.

Gross margin for the U.S. Wholesale segment was $34.6 million, or 36.5%, for the three months ended June 30, 2017, as compared to $33.0 million, or 35.6%, for the corresponding period in 2016. Gross margin fluctuates from period to period based on a number of factors, including product and customer mix. The increase reflects a change in customer and product mix, in part from the timing of customer programs.

Gross margin for the International segment was $6.0 million, or 31.1%, for the three months ended June 30, 2017, as compared to $7.5 million, or 34.8% for the corresponding period in 2016. The decrease in margin is the result of tableware product lines de-emphasized, higher customer allowances and increases in product testing and factory audit expenses.

Gross margin for the Retail Direct segment was $2.2 million, or 67.4%, for the three months ended June 30, 2017, as compared to $2.5 million, or 65.9%, for the corresponding period in 2016. The increase in gross margin percentage in the Retail Direct segment reflects a decrease in promotions.

Distribution expenses

Distribution expenses for the three months ended June 30, 2017 were $12.6 million as compared to $12.4 million for the corresponding period in 2016. Distribution expenses as a percentage of net sales were 10.7% for the three months ended June 30, 2017, as compared to 10.5% for the three months ended June 30, 2016.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 9.8% and 9.4% for the three months ended June 30, 2017 and 2016, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 10.8% for the three months ended June 30, 2017 and 10.3% for the three months ended June 30, 2016. The increases reflect the effect of an increase in facility costs, labor costs and higher prepaid freight sales.

Distribution expenses as a percentage of net sales for the International segment were approximately 11.3% and 12.0% for the three months ended June 30, 2017 and 2016, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 12.9% and 13.4% for the three months ended June 30, 2017 and 2016, respectively. The improvement reflects an improvement in labor management, freight rates and the decrease in the use of third party warehousing.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 33.3% and 28.9% for the three months ended June 30, 2017 and 2016, respectively. The increase was from an increase in freight rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 were $33.1 million, an increase of $3.3 million, or 11.1%, as compared to $29.8 million for the corresponding period in 2016.

Selling, general and administrative expenses for the three months ended June 30, 2017, for the U.S. Wholesale segment were $21.6 million, an increase of $1.6 million, or 8.0%, from $20.0 million for the corresponding period in 2016. The 2017 period reflects an increase in employee related expenses (including severance), intangible amortization related to the Company’s 2016 acquisitions, customer credit insurance and an increase in marketing expense. As a percentage of net sales, selling, general and administrative expenses were 22.8% and 21.6% for the three months ended June 30, 2017 and 2016, respectively.

Selling, general and administrative expenses for the three months ended June 30, 2017 for the International segment were $7.3 million, an increase of $2.0 million, from $5.3 million for the corresponding period in 2016. The increase in expenses was primarily due to unrealized losses on foreign currency contracts in the current period, as compared to unrealized gains on foreign currency contracts in the corresponding 2016 period, resulting from the Company’s hedging activity. In addition, the increase in expenses is attributable to SAP implementation costs.

Selling, general and administrative expenses for the Retail Direct segment were $1.4 million for the three months ended June 30, 2017, as compared to $1.3 million for the three months ended June 30, 2016. The increase in expenses was primarily due to an increase in employee headcount.

Unallocated corporate expenses for the three months ended June 30, 2017 were $2.8 million as compared to $3.2 million for the corresponding period in 2016. The decrease was primarily attributable to a decrease in professional fees and acquisition related expenses.

Restructuring expenses

During the three months ended June 30, 2017, the Company recorded $0.3 million of restructuring expense, primarily for severance related to the integration of legal entities operating in Europe.

During the three months ended June 30, 2016, the Company recorded $1.1 million of restructuring expense, primarily for consulting fees related to the execution of the U.S. Wholesale restructuring plan.

Interest expense

Interest expense for the three months ended June 30, 2017 was $1.0 million, a decrease of $0.1 million, from $1.1 million for the three months ended June 30, 2016. The decrease in expense was attributable to a decrease in average borrowings outstanding.

Loss on early retirement of debt

In April 2017, the Company prepaid the remaining outstanding balance under the Company’s Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.1 million.

In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms of the Company’s Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax benefit

The income tax benefit for the three months ended June 30, 2017 was $1.7 million as compared to $0.5 million for the corresponding period in 2016. The Company’s effective tax rate for the three months ended June 30, 2017 was 39.9% as compared to 28.1% for the corresponding 2016 period. The effective tax rate for the three months ended June 30, 2017, as a percentage of quarterly losses, increased due to a change in the jurisdictional mix in forecasted earnings for the year, as well as the benefit generated on share based compensation. This was partially offset by foreign losses for which no benefit was recorded.

Equity in earnings (losses)

Equity in earnings of Vasconia was $0.5 million, net of taxes, for the three months ended June 30, 2017, as compared to equity in losses of $0.2 million, net of tax, for the corresponding 2016 period. Equity in earnings (losses) for the three months ended June 30, 2017 and 2016 includes a deferred tax benefit (expense) of $0.1 million and ($0.3) million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported net income of $1.2 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2016, the Company sold its 40% equity interest in GS Internacional S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil. Upon the sale of its equity interest in GSI, the Company recognized a net gain of $189,000. This gain represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 that were recognized when the equity interest was sold.

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2017 AS COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2016

Net Sales

Net sales for the six months ended June 30, 2017 were $230.7 million, an increase of $1.7 million, or 0.7%, as compared to net sales of $229.0 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale segment for the six months ended June 30, 2017 were $182.1 million, an increase of $7.1 million, or 4.1%, as compared to net sales of $175.0 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale’s Kitchenware product category were $117.9 million for the six months ended June 30, 2017, an increase of $3.7 million, or 3.2%, as compared to $114.2 million for the corresponding period in 2016. The increase in the U.S. Wholesale segment’s Kitchenware product category was primarily attributable to the cookware and bakeware product lines, partially offset by a decrease in cutlery sales due to the timing of programs with certain retailers.

Net sales for the U.S. Wholesale’s Tableware product category were $42.1 million for the six months ended June 30, 2017, a decrease of $4.3 million, or 9.3%, as compared to $46.4 million for the corresponding period in 2016. The decrease was attributable to the sales decline at department stores and, in part, due to the timing of programs with certain retailers.

Net sales for the U.S. Wholesale’s Home Solutions product category were $22.1 million for the six months ended June 30, 2017, an increase of $7.7 million, or 53.5%, as compared to $14.4 million for the corresponding period in 2016. The increase reflects the continued growth in hydration programs, including products under the Built brand, as well as a new drug store program.

Net sales for the International segment for the six months ended June 30, 2017 were $40.6 million, a decrease of $4.6 million, as compared to net sales of $45.2 million for the corresponding period in 2016. In constant currency, net sales increased approximately 2.2%. The increase, in constant currency, was due to an increase in sales to U.K. national retailers and kitchenware export sales.

Net sales for the Retail Direct segment for the six months ended June 30, 2017 were $8.0 million, a decrease of $0.7 million, or 8.0%, as compared to $8.7 million for the corresponding period in 2016. The decrease was attributable to more emphasis on the wholesale online sales channel and a decrease in promotions.

Gross margin

Gross margin for the six months ended June 30, 2017 was $86.7 million, or 37.6%, as compared to $83.5 million, or 36.5%, for the corresponding period in 2016.

Gross margin for the U.S. Wholesale segment was $68.1 million, or 37.4% for the six months ended June 30, 2017, as compared to $61.8 million, or 35.3%, for the corresponding period in 2016. Gross margin fluctuates from period to period based on a number of factors, including product and customer mix. The increase reflects a change in customer and product mix, in part from the timing of customer programs and a decrease in ocean freight rates.

Gross margin for the International segment was $13.3 million, or 32.7%, for the six months ended June 30, 2017, as compared to $15.9 million, or 35.2%, for the corresponding period in 2016. The decrease in margin is the result of a change in customer mix, tableware product lines de-emphasized, higher customer allowances and the weakened British Pound.

Gross margin for the Retail Direct segment was $5.3 million, or 67.0%, for the six months ended June 30, 2017, as compared to $5.8 million, or 66.7%, for the corresponding period in 2016. The increase in gross margin percentage in Retail Direct reflects a reduction in promotional expenses in the 2017 period.

Distribution expenses

Distribution expenses for the six months ended June 30, 2017 were $26.0 million as compared to $25.7 million for the corresponding period in 2016. Distribution expenses as a percentage of net sales were 11.3% and 11.2% for the six months ended June 30, 2017 and 2016, respectively.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 10.4% and 10.2% for the six months ended June 30, 2017 and 2016, respectively. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the U.S. Wholesale segment were 11.0% and 10.8% for the six months ended June 30, 2017 and 2016, respectively. The increases reflect a decrease in labor efficiencies and an increase in facility costs.

Distribution expenses as a percentage of net sales for the International segment were approximately 11.1% for the six months ended June 30, 2017, as compared to 11.5% for the corresponding period in 2016. As a percentage of sales shipped from the Company’s U.K. warehouses, distribution expenses for the International segment were 12.4% and 13.0% for the six months ended June 30, 2017 and 2016, respectively. The improvement reflects a reduction in facility expenses due to a reduction in third party warehousing and improvements in labor management.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 32.5% and 29.9% for the six months ended June 30, 2017 and 2016, respectively. The increase was from an increase in freight rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2017 were $65.5 million, an increase of $3.8 million, or 6.2%, as compared to $61.7 million for the corresponding period in 2016.

Selling, general and administrative expenses for the six months ended June 30, 2016 for the U.S. Wholesale segment were $43.2 million, an increase of $2.3 million, or 5.6%, as compared to $40.9 million for the corresponding period in 2016. The 2017 period reflects an increase in employee related expenses (including severance), IT software to improve efficiencies, intangible amortization related to the Company’s 2016 acquisitions, customer credit insurance and an increase in marketing expenses. As a percentage of net sales, selling, general and administrative expenses increased to 23.7% for the six months ended June 30, 2017 compared to 23.4% for the corresponding period in 2016.

Selling, general and administrative expenses for the six months ended June 30, 2017 for the International segment were $13.4 million, an increase of $2.7 million, or 25.2%, as compared to $10.7 million for the corresponding period in 2016. The increase in expenses in the 2017 period was primarily due to unrealized loss on foreign currency contracts in the current period, as compared to unrealized gains on foreign currency contracts in the corresponding 2016 period, resulting from the Company’s hedging activity. In addition, the increase in expenses is attributable to SAP implementation costs.

Selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 for the Retail Direct segment were $3.0 million and $3.1 million, respectively. The decrease in expenses was primarily due to a reduction in headcount and selling expenses.

Unallocated corporate expenses for the six months ended June 30, 2017 and 2016 were $5.9 million and $7.0 million, respectively. The decrease was primarily attributable to decrease in professional fees and acquisition related expenses.

Restructuring expenses

During the six months ended June 30, 2017, the Company recorded $0.3 million of restructuring expense, primarily for severance. These charges are related to the integration of legal entities operating in Europe.

During the six months ended June 30, 2016, the Company recorded $1.7 million of restructuring expense. The expense for the period includes severance of approximately $0.6 million and consulting expenses of approximately $1.1 million. These charges are related to the execution of the U.S. Wholesale restructuring plan.

Interest expense

Interest expense for the six months ended June 30, 2017 was $1.9 million as compared to $2.3 million for the corresponding period in 2016. The decrease in expense was attributable to a decrease in average borrowings and a decrease in average borrowing rate due to Term Loan repayments.

Loss on early retirement of debt

In April 2017, the Company repaid the outstanding balance under its Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.1 million.

In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms of the Company’s Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax benefit

The income tax benefit for the six months ended June 30, 2017 was $2.6 million as compared to $2.7 million for the corresponding period in 2016. The Company’s effective tax rate for the six months ended June 30, 2017 was 37.4% as compared to 33.9% for the corresponding 2016 period. The effective tax rate for the six months ended June 30, 2017, as a percentage of quarterly losses, increased due to a change in the jurisdictional mix in forecasted earnings for the year, as well as the benefit generated on share based compensation. This was partially offset by foreign losses for which no benefit was recorded.

Equity in earnings (losses)

Equity in earnings of Vasconia was $1.0 million, net of taxes, for the six months ended June 30, 2017, as compared to equity in losses of $0.3 million, net of taxes, for the corresponding 2016 period. Equity in earnings (losses) for the six months ended June 30, 2017 and 2016 includes a deferred tax benefit (expense) of $0.4 million and ($0.5) million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $4.1 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively, and net income of $2.4 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2016, the Company sold its 40% equity interest in GSI. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 that were recognized when the equity interest was sold.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A, as Administrative Agent and Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent, and the other Lenders and Loan Parties party thereto, as amended, (the “Credit Agreement”), which provides for, among other things, a revolving credit facility commitment totaling $175.0 million (the “Revolving Credit Facility”) and a term loan facility (the “Term Loan”). The Company’s primary uses of funds consist of working capital requirements, capital expenditures and payments of principal and interest on its debt.

At June 30, 2017, the Company had cash and cash equivalents of $4.1 million, compared to $7.9 million at December 31, 2016. Working capital was $180.2 million at June 30, 2017 compared to $165.2 million at December 31, 2016. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Credit Agreement), was $66.9 million.

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turnover due to lower minimum order quantities or trending sale demands. For the three months ended June 30, 2017, inventory turnover was 1.9 times, or 196 days, as compared to 2.1 times, or 174 days, for the three months ended June 30, 2016. The decrease in turnover and increase in turnover days is, in part, the result of an increase in average inventory in the U.S. Wholesale segment due to an increase in inventory as the result of the Company’s acquisitions in the fourth quarter of 2016.

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At June 30, 2017, borrowings outstanding under the Revolving Credit Facility were $99.0 million and open letters of credit were $2.8 million. At June 30, 2017, availability under the Revolving Credit Facility was approximately $62.8 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly, and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

In April 2017, the Company repaid its $7.0 million outstanding balance under the Term Loan. As of December 31, 2016, $9.5 million was outstanding under the Term Loan. At December 31, 2016, unamortized debt issuance costs were $157,000. In connection with the repayment of the Term Loan, the Company wrote off the unamortized debt issuance costs of $110,000 during the six months ended June 30, 2017.

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

Interest rates on outstanding borrowings at June 30, 2017 ranged from 2.25% to 5.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Company was in compliance with the financial covenants of the Credit Agreement as of June 30, 2017.

Covenant Calculations

Consolidated adjusted EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s consolidated adjusted EBITDA for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended June 30, 2017
(in thousands)
Three months ended June 30, 2017	$1,361
Three months ended March 31, 2017	2,251
Three months ended December 31, 2016	25,100
Three months ended September 30, 2016	16,652

Total for the four quarters	$45,364

Capital expenditures for the three months ended June 30, 2017 were $2.7 million.

Non-GAAP financial measure

Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net loss, as reported, to consolidated adjusted EBITDA, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss as reported	$(2,096)	$(1,191)	$(3,427)	$(5,479)
Subtract out:
Undistributed equity in (earnings) losses, net	(430)	(18)	(970)	132
Add back:
Income tax benefit	(1,698)	(473)	(2,642)	(2,743)
Interest expense	1,001	1,122	1,942	2,315
Loss on early retirement of debt	110	272	110	272
Depreciation and amortization	3,348	3,578	6,634	7,062
Stock compensation expense	726	487	1,530	1,290
Permitted acquisition related expenses	(9)	369	26	924
Restructuring expenses (1)	254	1,060	254	1,701
Severance expenses (1)	155	—	155	—

Consolidated adjusted EBITDA	$1,361	$5,206	$3,457	$5,474

(1)	Restructuring expenses and severance expenses represent non-recurring charges incurred during such periods and are permitted exclusions from the Company’s consolidated adjusted EBITDA, pursuant to the Company’s Credit Agreement.

Accounts Receivable Purchase Agreement

In order to improve its liquidity during seasonally high working capital periods, in 2016 the Company entered into an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased; and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold to HSBC $17.6 million and $39.2 million of Receivables during the three and six months ended June 30, 2017, respectively. A charge of $63,000 and $130,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2017, respectively.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $10.5 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

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

Operating activities

Net cash used in operating activities was $4.3 million for the six months ended June 30, 2017 as compared to $19.6 million for the corresponding 2016 period. The change in operating cash flow was primarily due to the timing of the collection of receivables in the current period, as compared to the 2016 period, partially offset by an increase in inventory in the current period, as compared to the 2016 period.

Investing activities

Net cash used in investing activities was $2.7 million for the six months ended June 30, 2017, as compared to $1.1 million for the corresponding 2016 period.

Financing activities

Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2017 as compared to $20.4 million for the corresponding 2016 period. The change in financing activities was attributable to the change in borrowings under the Company’s Revolving Credit Facility and the prepayment of borrowings under the Company’s Term Loan.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2017, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the company’s risk factors from those disclosed in the Company’s 2016 Annual Report on Form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
June 1- June 30, 2017	9,239	$19.15	—	$6,771,467

(1)	The repurchased shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.
(2)	On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended June 30, 2017.

Item 6. Exhibits

Exhibit No.

10.1	Amended and Restated 2000 Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2017)

10.2	Amended and Restated 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 23, 2017)

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel	August 8, 2017
Jeffrey Siegel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 8, 2017
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)