Form 10-Q
period 2017-09-30
LIFETIME BRANDS, INC
filed 2017-11-09
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2017 was 14,816,128.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,533	$7,883
Accounts receivable, less allowances of $4,658 at September 30, 2017 and $5,725 at December 31, 2016	119,732	104,556
Inventory (Note A)	175,645	135,212
Prepaid expenses and other current assets	7,110	8,796
Income taxes receivable (Note I)	862	—

TOTAL CURRENT ASSETS	308,882	256,447
PROPERTY AND EQUIPMENT, net	20,091	21,131
INVESTMENTS (Note C)	24,480	22,712
INTANGIBLE ASSETS, net (Note D)	90,045	89,219
DEFERRED INCOME TAXES (Note I)	8,458	8,459
OTHER ASSETS	1,768	1,886

TOTAL ASSETS	$453,724	$399,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note E)	$—	$9,343
Short term loan	123	113
Accounts payable	47,987	29,698
Accrued expenses	45,339	45,212
Income taxes payable (Note I)	—	6,920

TOTAL CURRENT LIABILITIES	93,449	91,286
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	17,429	18,973
DEFERRED INCOME TAXES (Note I)	6,290	5,666
REVOLVING CREDIT FACILITY (Note E)	128,457	86,201
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at September 30, 2017 and December 31, 2016; shares issued and outstanding: 14,797,199 at September 30, 2017 and 14,555,936 at December 31, 2016	148	146
Paid-in capital	177,459	173,600
Retained earnings	59,900	60,981
Accumulated other comprehensive loss (Note L)	(29,408)	(36,999)

TOTAL STOCKHOLDERS’ EQUITY	208,099	197,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,724	$399,854

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$165,957	$170,124	$396,706	$399,099
Cost of sales	108,769	111,802	252,780	257,232

Gross margin	57,188	58,322	143,926	141,867
Distribution expenses	13,495	14,531	39,510	40,225
Selling, general and administrative expenses	34,088	33,009	99,572	94,662
Restructuring expenses	272	—	526	1,701

Income from operations	9,333	10,782	4,318	5,279
Interest expense (Note E)	(1,172)	(1,231)	(3,114)	(3,546)
Loss on early retirement of debt	—	—	(110)	(272)

Income (loss) before income taxes and equity in earnings	8,161	9,551	1,094	1,461
Income tax (provision) benefit (Note I)	(3,505)	(2,961)	(863)	(218)
Equity in earnings (losses), net of taxes (Note C)	(326)	(138)	672	(270)

NET INCOME	$4,330	$6,452	$903	$973

BASIC INCOME PER COMMON SHARE (NOTE H)	$0.30	$0.45	$0.06	$0.07

DILUTED INCOME PER COMMON SHARE (NOTE H)	$0.29	$0.44	$0.06	$0.07

Cash dividends declared per common share	$0.0425	$0.0425	$0.1275	$0.1275

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$4,330	$6,452	$903	$973
Other comprehensive income (loss), net of taxes:
Translation adjustment	2,246	(2,007)	7,534	(6,762)
Derivative fair value adjustment	(4)	33	10	(14)
Effect of retirement benefit obligations	16	14	47	41

Other comprehensive income (loss), net of taxes	2,258	(1,960)	7,591	(6,735)

Comprehensive income (loss)	$6,588	$4,492	$8,494	$(5,762)

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$903	$973
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,697	11,744
Amortization of financing costs	401	513
Deferred rent	(469)	(125)
Stock compensation expense	2,482	2,115
Undistributed equity in (earnings) losses, net	(644)	270
Loss (gain) on disposal of fixed assets	—	(23)
Loss on early retirement of debt	110	272
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(10,524)	(42,360)
Inventory	(32,508)	(34,552)
Prepaid expenses, other current assets and other assets	1,901	(412)
Accounts payable, accrued expenses and other liabilities	14,539	38,410
Income taxes receivable	(862)	(1,967)
Income taxes payable	(6,949)	(5,246)

NET CASH USED IN OPERATING ACTIVITIES	(20,923)	(30,388)

INVESTING ACTIVITIES
Purchases of property and equipment	(4,269)	(1,982)
Proceeds from disposition of GSI	—	567
Acquisitions	(9,072)	(9,382)

NET CASH USED IN INVESTING ACTIVITIES	(13,341)	(10,797)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	191,087	200,144
Repayments of Revolving Credit Facility	(149,289)	(136,175)
Repayment of Credit Agreement Term Loan	(9,500)	(23,000)
Proceeds from Short Term Loan	119	118
Payments on Short Term Loan	(114)	(248)
Payments of financing costs	(39)	(13)
Payments for capital leases	(72)	(55)
Payments of tax withholding for stock based compensation	(188)	(74)
Proceeds from exercise of stock options	1,453	1,217
Cash dividends paid (Note L)	(1,855)	(1,804)

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,602	40,110

Effect of foreign exchange on cash	312	(225)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,350)	(1,300)

Cash and cash equivalents at beginning of period	7,883	7,131

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,533	$5,831

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of brand names and trademarks, which are either owned or licensed by the Company, or through retailers’ private labels. The Company markets and sells its products principally on a wholesale basis to retailers. The Company also markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff, Mikasa, Fred and Friends, Built NY, Fitz and Floyd, Housewares Deals and Lifetime Sterling internet websites.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which consist only of normal recurring accruals, have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2016 and 2015, net sales for the third and fourth quarters accounted for 61% and 59% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $694,000 and $578,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

September 30, 2017

(unaudited)

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

Receivable purchase agreement

The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, are reflected as a reduction of accounts receivable in the Company’s condensed consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $23.6 million and $62.8 million of Receivables during the three and nine month periods ended September 30, 2017, respectively. A charge of $88,000 and $218,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three and nine month periods ended September 30, 2017, respectively.

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

The components of inventory are as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Finished goods	$172,819	$132,564
Work in process	1,689	1,521
Raw materials	1,137	1,127

Total	$175,645	$135,212

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

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

In 2016, to reduce costs and achieve synergies, the Company began the process of integrating its legal entities operating in Europe. During the three and nine months ended September 30, 2017, the Company recorded $272,000 and $526,000, of restructuring expense related to the execution of this plan, primarily related to severance. The Company expects to incur approximately $0.6 million of additional restructuring charges in 2017 related to this integration.

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

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment testing described in ASU Topic No. 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, an unconditional option, the Company will proceed with performing the two-step process.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

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

September 30, 2017

(unaudited)

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

The Company’s evaluation of the new guidance provided under Topic 606 is not yet complete; however, based on the nature of the Company’s primary revenue sources and current policies, the Company does not expect a significant change in the timing and presentation of recognizing its revenue.

NOTE B — ACQUISITION

Fitz and Floyd

On August 31, 2017, the Company acquired the Fitz and Floyd business, including the trade names and related working capital, from Fitz and Floyd Enterprises, LLC (“Fitz”) for cash in the amount of $9.1 million. The purchase price was funded by borrowings under the Company’s revolving credit facility.

The assets and operating results of the Fitz and Floyd brands are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The condensed consolidated statement of operations for the three and nine months ended September 30, 2017 includes $2.1 million of net sales attributable to the Fitz and Floyd brands.

The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation
Accounts Receivable	$3,115
Inventory	5,424
Other assets	389
Other liabilities	(2,056)
Goodwill and other intangibles	2,200

Total allocated value	$9,072

On the basis of estimated fair values, the excess of the purchase price over the net assets acquired of $2.2 million has been allocated as follows: $1.7 million for customer relationships and trade names and $0.5 million for goodwill. The goodwill recognized results from such factors as assembled workforce and the value of other synergies expected from combining operations with the Company. All the goodwill and other intangibles are included in the U.S. Wholesale segment. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note D).

NOTE C — INVESTMENTS

The Company owns an approximately 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine month periods ended September 30, 2017 and 2016 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 18.25 and MXN 20.70 at September 30, 2017 and December 31, 2016, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 17.81 and MXN 18.73 during the three months ended September 30, 2017 and 2016, respectively, and MXN 17.81 to MXN 20.30 and MXN 17.79 to MXN 18.27 during the nine months ended

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

September 30, 2017 and 2016, respectively. The effect of the translation of the Company’s investment resulted in an increase to the investment of $1.3 million and a decrease to the investment of $2.5 million during the nine months ended September 30, 2017 and 2016, respectively (also see Note L). These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at September 30, 2017 and December 31, 2016 are amounts due from Vasconia of $47,000 and $83,000, respectively. Included within accrued expenses and accounts payable at September 30, 2017 and December 31, 2016 are amounts due to Vasconia of $70,000 and $220,000, respectively.

A summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended
	September 30,
	2017		2016
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$40,184	$715,577	$34,416	$644,788
Gross profit	7,553	134,507	5,736	107,474
Income from operations	1,766	31,440	630	11,798
Net loss	(648)	(11,538)	(215)	(4,020)

	Nine Months Ended
	September 30,
	2017		2016
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$118,743	$2,236,897	$109,594	$2,002,137
Gross profit	23,162	437,718	18,601	339,808
Income from operations	5,881	112,027	3,626	65,933
Net income	1,754	35,168	521	9,274

The Company recorded equity in losses of Vasconia of $326,000 and equity in earnings of Vasconia of $672,000, net of taxes, for the three and nine months ended September 30, 2017, respectively. The Company recorded equity in losses of Vasconia of $138,000 and $459,000, net of taxes, for the three and nine months ended September 30, 2016, respectively. Due to the requirement to record tax benefits/ expenses for foreign currency translation losses/ gains through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities, equity in earnings (losses) for the three and nine months ended September 30, 2017 includes a deferred tax expense of $0.1 million and deferred tax benefit of $0.2 million, respectively. Equity in losses for the three and nine months ended September 30, 2016 includes deferred tax expense of $0.1 million and $0.5 million, respectively.

As of September 30, 2017 and December 31, 2016, the fair value (based upon Vasconia’s quoted stock price on the Mexican Stock Exchange using the average exchange rates of MXN 18.25 and MXN 20.70, respectively) of the Company’s investment in Vasconia was $34.3 million and $29.0 million, respectively. The carrying value of the Company’s investment in Vasconia was $24.2 million and $22.5 million as of September 30, 2017 and December 31, 2016, respectively.

The Company evaluated the disclosure requirements of ASC Topic No. 860, Transfers and Servicing, and determined that at September 30, 2017, the Company did not have a controlling voting interest or variable interest in any of its investments and therefore continued accounting for the investments using the equity method of accounting.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

NOTE D — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$15,765	$—	$15,765	$14,201	$—	$14,201
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616
Finite-lived intangible assets:
Licenses	15,847	(9,255)	6,592	15,847	(8,919)	6,928
Trade names	33,295	(10,421)	22,874	31,150	(8,286)	22,864
Customer relationships	52,755	(15,935)	36,820	49,372	(12,188)	37,184
Other	1,163	(785)	378	1,266	(840)	426

Total	$126,441	$(36,396)	$90,045	$119,452	$(30,233)	$89,219

NOTE E — DEBT

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

At September 30, 2017 and December 31, 2016, borrowings outstanding under the Revolving Credit Facility were $128.5 million and $86.2 million, respectively, and open letters of credit were $3.2 million and $2.4 million, respectively. In April 2017, the Company repaid the $7.0 million outstanding balance under the Term Loan. As of September 30, 2017 and December 31, 2016, $0 and $9.5 million was outstanding under the Term Loan, respectively. At September 30, 2017 and December 31, 2016, unamortized debt issuance costs were $0 and $157,000, respectively.

At September 30, 2017, availability under the Revolving Credit Facility was approximately $43.4 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly, and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

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

Interest rates on outstanding borrowings at September 30, 2017 ranged from 2.25% to 5.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Company was in compliance with the financial covenants of the Credit Agreement as of September 30, 2017.

NOTE F- DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional value of $7.9 million and $14.0 million, at September 30, 2017 and December 31, 2016, respectively, to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive income (loss).

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional value of foreign exchange contracts at September 30, 2017 and December 31, 2016 were $40.5 million and $38.3 million, respectively. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in earnings immediately.

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Prepaid expenses	$12	$—
	Accrued expenses	—	4
	Deferred rent & other long-term liability	—	3

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$924
	Accrued expenses	1,762	—

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2017	2016	2017	2016
Interest rate swaps	$(4)	$33	$10	$(14)

No amounts recorded in accumulated other comprehensive income (loss) are expected to be reclassified to interest expense in the next twelve months.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments		2017	2016	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$(1,082)	$403	$(2,648)	$1,271

NOTE G — STOCK COMPENSATION

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

At September 30, 2017, there were 592,369 shares available for awards that could be granted under the Company’s Amended and Restated 2000 Long-Term Incentive Plan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

Option Awards

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2017 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2017	1,775,400	$13.44
Grants	125,750	17.38
Exercises	(132,000)	12.16
Cancellations	(27,700)	16.32
Expirations	(90,250)	20.53

Options outstanding, September 30, 2017	1,651,200	13.40	4.6	$8,293,000

Options exercisable, September 30, 2017	1,383,506	$12.73	3.9	$7,850,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2017. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2017 and the exercise price.

The total intrinsic value of stock options exercised for the nine month periods ended September 30, 2017 and 2016 was $0.9 million and $0.9 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at September 30, 2017, before the effect of income taxes, was $1.3 million and is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2017 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2017	161,824	$15.35
Grants	133,352	18.32
Vested	(64,795)	15.38
Cancellations	(6,064)	16.07

Non-vested restricted shares, September 30, 2017	224,317	$17.09

Total unrecognized compensation expense remaining	$3,310,000
Weighted-average years expected to be recognized over	2.8

The total fair value of restricted stock that vested during the nine months ended September 30, 2017 was $1.2 million.

Performance awards

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2017 is as follows:

	Performance- based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2017	145,962	$15.32
Grants	87,000	18.45
Cancellations	(4,070)	16.52

Non-vested performance-based awards, September 30, 2017	228,892	$16.49

Total unrecognized compensation expense remaining	$2,090,000
Weighted-average years expected to be recognized over	1.9

(1)	Represents the target number of shares to be issued for each performance-based award.

The Company recognized total stock compensation expense of $1.0 million for the three months ended September 30, 2017, of which $0.2 million represents stock option compensation expense and $0.8 million represents restricted stock and performance based compensation expense. For the nine months ended September 30, 2017 the Company recognized total stock compensation expense of $2.5 million, of which $0.8 million represents stock option compensation expense, $1.7 million represents restricted stock and performance based compensation expense.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

NOTE H — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the three and nine month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income – basic and diluted	$4,330	$6,452	$903	$973
Weighted-average shares outstanding – basic	14,572	14,266	14,422	14,129
Effect of dilutive securities:
Stock options and other stock awards	471	365	478	365

Weighted-average shares outstanding – diluted	15,043	14,631	14,900	14,494

Basic income per common share	$0.30	$0.45	$0.06	$0.07

Diluted income per common share	$0.29	$0.44	$0.06	$0.07

The computation of diluted income per common share for the three and nine months ended September 30, 2017 excludes 390,950 shares and 1,461,698 shares, respectively, related to options to purchase shares and other stock awards. The computation of diluted income per common share for the three and nine months ended September 30, 2016 excludes 523,375 shares and 1,632,551 shares, respectively, related to options to purchase shares and other stock awards. These shares, in each case, were excluded due to their antidilutive effect.

NOTE I — INCOME TAXES

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at September 30, 2017 is a gross liability of tax and interest of $117,000. The Company believes that $54,000 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2014. At September 30, 2017, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2013 through 2016.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s financial position, results of operations or cash flows as of and for the three and nine month periods ended September 30, 2017 and 2016.

The Company’s effective tax rate for the nine months ended September 30, 2017 was 78.9% as compared to 14.9% for the 2016 period. The effective tax rate for the nine months ended September 30, 2017 increased due to a change in the jurisdictional mix in forecasted earnings for the year, foreign losses for which no benefit was recorded and expense generated on share based compensation pursuant to the requirements of ASU 2014-09, which was adopted by the Company on January 1, 2017. The Company’s effective tax rate for the nine months ended September 30, 2016 reflects the enactment of lower corporate income tax rates in the United Kingdom, from 18% to 17%, effective April 1, 2020, as well as a lower blended state income tax rate.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

NOTE J — BUSINESS SEGMENTS

The Company operates in three reportable business segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. The Retail Direct segment is where the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff, Mikasa, Fred and Friends, Built NY, Fitz and Floyd, Housewares Deals and Lifetime Sterling internet websites.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net sales
U.S. Wholesale	$137,096	$139,607	$319,258	$314,613
International	25,330	26,736	65,923	71,969
Retail Direct	3,531	3,781	11,525	12,517

Total net sales	$165,957	$170,124	$396,706	$399,099

Income (loss) from operations
U.S. Wholesale	$14,798	$14,367	$20,745	$15,846
International	(1,573)	1,024	(6,473)	1,037
Retail Direct	(259)	(97)	(420)	(54)
Unallocated corporate expenses	(3,633)	(4,512)	(9,534)	(11,550)

Income from operations	$9,333	$10,782	$4,318	$5,279

Depreciation and amortization
U.S. Wholesale	$3,010	$3,386	$7,613	$7,837
International	1,048	1,264	3,013	3,804
Retail Direct	5	32	71	103

Total depreciation and amortization	$4,063	$4,682	$10,697	$11,744

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

	September 30,	December 31,
	2017	2016
	(in thousands)
Assets
U.S. Wholesale	$332,117	$287,313
International	106,295	95,698
Retail Direct	458	501
Unallocated/ Corporate/ Other	14,854	16,342

Total assets	$453,724	$399,854

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

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

NOTE L — OTHER

Cash dividends

Dividends declared in the nine months ended September 30, 2017 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2017	May 1, 2017	May 15, 2017
$0.0425	June 22, 2017	August 1, 2017	August 15, 2017
$0.0425	August 4, 2017	November 1, 2017	November 15, 2017

On February 15, 2017, May 15, 2017 and August 15, 2017 the Company paid cash dividends of $613,000, $613,000 and $619,000, respectively, to shareholders of record on February 1, 2017, May 1, 2017 and August 1, 2017, respectively. In the three months ended September 30, 2017, the Company reduced retained earnings for the accrual of $638,000 relating to the dividend payable on November 15, 2017.

On November 7, 2017, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on February 15, 2018 to shareholders of record on February 1, 2018.

Supplemental cash flow information

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,695	$2,998
Cash paid for taxes	8,675	6,361
Non-cash investing activities:
Translation adjustment	$7,534	$(7,140)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(30,356)	$(17,716)	$(35,644)	$(12,961)
Translation gain (loss) during period	2,246	(2,007)	7,534	(7,140)
Amounts reclassified from accumulated other comprehensive loss: (1)
Currency translation adjustment	—	—	—	378

Balance at end of period	$(28,110)	$(19,723)	$(28,110)	$(19,723)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$11	$(67)	$(3)	$(20)
Derivative fair value adjustment, net of taxes of $2 and $22 for the three month periods ended September 30, 2017 and 2016, respectively and $7 and $10 for the nine month periods ended September 30, 2017 and 2016, respectively.	(4)	33	10	(14)

Balance at end of period	$7	$(34)	$7	$(34)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,321)	$(1,177)	$(1,352)	$(1,204)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial losses, net of taxes of $10 and $9 for the three month periods ended September 30, 2017 and 2016, respectively and $31 and $27 for the nine month periods ended September 30, 2017 and 2016, respectively.	16	14	47	41

Balance at end of period	$(1,305)	$(1,163)	$(1,305)	$(1,163)

Total accumulated other comprehensive loss at end of period	$(29,408)	$(20,920)	$(29,408)	$(20,920)

(1)	Amount is recorded in equity in earnings (losses) on the condensed consolidated statements of operations.
(2)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lifetime Brands, Inc.:

We have reviewed the condensed consolidated balance sheet of Lifetime Brands, Inc. as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-and nine month periods ended September 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management.

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
November 9, 2017

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

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, KitchenAid®, Pfaltzgraff®, KitchenCraft®, Fitz and Floyd®, Sabatier®, Mossy Oak®, Kamenstein®, Copco®, masterclass®, Fred® and La Cafetière®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands, including complementary brands in markets outside the United States, and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

In the third quarter of 2017 the Company acquired the Fitz and Floyd business. Fitz and Floyd designs, sources, markets and distributes Fitz and Floyd® and other branded tabletop products and decorative ceramic collections.

Manufacturing of sterling silver products at the Company’s leased manufacturing facility in San Germán, Puerto Rico was temporarily halted due to Hurricane Maria. The hurricane did not cause significant asset damage at the facility, however the interruption in manufacturing resulted in an increase in certain fixed overhead costs during the three months ended September 30, 2017. Manufacturing at the facility resumed during the fourth quarter and the Company in the process of assessing the impact of the interruption and the recovery efforts on its results of operations for the year ended December 31, 2017.

BUSINESS SEGMENTS

The Company operates in three reportable segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment, is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products directly to consumers through its Pfaltzgraff, Mikasa, Fred and Friends, Built NY, Fitz and Floyd, Housewares Deals and Lifetime Sterling internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings (losses) in the Company’s condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of September 30, 2017, Vasconia’s Board of Directors is comprised of eleven members of whom the Company has designated three members.

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

RESTRUCTURING

In 2016, to reduce costs and achieve synergies, the Company began the process of integrating its legal entities operating in Europe. During the three and nine months ended September 30, 2017, the Company recorded $272,000 and $526,000, respectively, of restructuring expense related to the execution of this plan, primarily related to severance. The Company expects to incur approximately $0.6 million of additional restructuring charges in 2017 related to this integration.

In 2015 the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. During 2016 the Company expanded this restructuring plan to focus on specific actions required to achieve the plan’s objectives. The restructuring plan included the realignment of product categories to best achieve the Company’s strategic plan and implementation of cost reduction initiatives. During the nine months ended September 30, 2016, the Company recorded $1.7 million of restructuring expense related to the U.S. Wholesale restructuring.

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

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.5	65.7	63.7	64.5

Gross margin	34.5	34.3	36.3	35.5
Distribution expenses	8.1	8.5	10.0	10.1
Selling, general and administrative expenses	20.5	19.4	25.1	23.7
Restructuring expenses	0.2	—	0.1	0.4

Income from operations	5.7	6.4	1.1	1.3
Interest expense	(0.7)	(0.7)	(0.8)	(0.9)
Loss on early retirement of debt	—	—	—	(0.1)

Income before income taxes and equity in earnings	5.0	5.7	0.3	0.3
Income tax provision	(2.1)	(1.7)	(0.2)	(0.1)
Equity in earnings (losses), net of taxes	(0.2)	(0.1)	0.2	(0.1)

Net income	2.7%	3.9%	0.3%	0.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED

SEPTEMBER 30, 2016

Net Sales

Net sales for the three months ended September 30, 2017 were $166.0 million, a decrease of $4.1 million, or 2.4%, as compared to net sales of $170.1 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale segment for the three months ended September 30, 2017 were $137.1 million, a decrease of $2.5 million, or 1.8%, as compared to net sales of $139.6 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $74.9 million for the three months ended September 30, 2017, a decrease of $0.1 million, or 0.1%, as compared to $75.0 million for the corresponding period in 2016. The decrease in the U.S. Wholesale segment’s Kitchenware product category was attributable to decreases in the pantryware and cutlery product lines, partially offset by tools and gadget and bakeware product lines club program sales.

Net sales for the U.S. Wholesale segment’s Tableware product category were $46.5 million for the three months ended September 30, 2017, a decrease of $2.1 million, or 4.3%, as compared to $48.6 million for the corresponding period in 2016. The decrease was attributable to club programs not repeated, partially offset by an increase in sales to online retailers and sales of the recently acquired Fitz and Floyd product line.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $15.7 million for the three months ended September 30, 2017, a decrease of $0.3 million, or 1.9%, as compared to $16.0 million for the corresponding period in 2016. The decrease reflects a change in timing of home decor drug store programs, partially offset by an increase in the Built NY product line sales.

Net sales for the International segment were $25.3 million for the three months ended September 30, 2017, a decrease of $1.4 million, or 5.2%, as compared to net sales of $26.7 million for the corresponding period in 2016. In constant currency, net sales decreased approximately 5.0%. The decrease was due to a decline in the independent U.K. trade channel and tableware sales to national accounts.

Net sales for the Retail Direct segment were $3.5 million for the three months ended September 30, 2017, a decrease of $0.3 million, or 7.9%, as compared to net sales of $3.8 million for the corresponding period in 2016. The decrease was attributable to more emphasis on the wholesale online sales channel and a decrease in promotions.

Gross margin

Gross margin for the three months ended September 30, 2017 was $57.2 million, or 34.5%, as compared to $58.3 million, or 34.3%, for the corresponding period in 2016.

Gross margin for the U.S. Wholesale segment was $47.0 million, or 34.2%, for the three months ended September 30, 2017, as compared to $47.1 million, or 33.8%, for the corresponding period in 2016. Gross margin fluctuates from period to period based on a number of factors, including product and customer mix. The increase reflects a change in customer and product mix, partially offset by an increase in fixed overhead costs due to a decrease in inventory purchases.

Gross margin for the International segment was $7.9 million, or 31.2%, for the three months ended September 30, 2017, as compared to $8.7 million, or 32.4% for the corresponding period in 2016. The decrease in margin is the result of tableware product sales mix and de-emphasized product lines partially offset by improved margin for kitchenware products.

Gross margin for the Retail Direct segment was $2.3 million, or 65.9%, for the three months ended September 30, 2017, as compared to $2.5 million, or 66.9%, for the corresponding period in 2016. The decrease in gross margin percentage in the Retail Direct segment reflects an increase in promotions.

Distribution expenses

Distribution expenses for the three months ended September 30, 2017 were $13.5 million as compared to $14.5 million for the corresponding period in 2016. In September 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the three months ended September 30, 2016 includes $1.3 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of September 30, 2016. Distribution expenses as a percentage of net sales were 8.1% for the three months ended September 30, 2017, as compared to 7.8%, excluding the additional depreciation expense, for the three months ended September 30, 2016.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 7.3% and 7.7% for the three months ended September 30, 2017 and 2016, respectively. Excluding the additional distribution expense described above, distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 6.7% for the three months ended September 30, 2016. As a percentage of sales shipped from the Company’s warehouses, distribution expenses for the U.S. Wholesale segment were 8.4% for the three months ended September 30, 2017 and 8.0% for the three months ended September 30, 2016. The increases reflects an increase in freight expense on higher sales to prepaid freight customers.

Distribution expenses as a percentage of net sales for the International segment were approximately 9.5% and 9.7% for the three months ended September 30, 2017 and 2016, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 10.8% and 12.2% for the three months ended September 30, 2017 and 2016, respectively. The improvement reflects a decrease in temporary labor costs and lower freight rates.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 34.3% and 31.6% for the three months ended September 30, 2017 and 2016, respectively. The increase was from an increase in freight rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 were $34.1 million, an increase of $1.1 million, or 3.3%, as compared to $33.0 million for the corresponding period in 2016.

Selling, general and administrative expenses for the three months ended September 30, 2017, for the U.S. Wholesale segment were $22.2 million, an increase of $0.2 million, or 0.9%, from $22.0 million for the corresponding period in 2016. The 2017 period reflects employee severance, intangible amortization related to the Company’s 2016 acquisitions, the inclusion of Fitz and Floyd and expenses associated with retailer credit concerns. The increase was partially offset by a decrease attributable to the timing of short term incentive compensation expense. As a percentage of net sales, selling, general and administrative expenses were 16.2% and 15.8% for the three months ended September 30, 2017 and 2016, respectively.

Selling, general and administrative expenses for the three months ended September 30, 2017 for the International segment were $6.9 million, an increase of $1.9 million, from $5.0 million for the corresponding period in 2016. The increase in expenses was primarily due to unrealized losses on foreign currency contracts in the current period resulting from the Company’s hedging activity, currency contract settlement payments and expenses attributable to the implementation of SAP.

Selling, general and administrative expenses for the Retail Direct segment were $1.4 million for the three months ended September 30, 2017, as compared to $1.5 million for the three months ended September 30, 2016.

Unallocated corporate expenses for the three months ended September 30, 2017 were $3.6 million as compared to $4.5 million for the corresponding period in 2016. The decrease was primarily attributable to the timing of short term incentive compensation expense.

Restructuring expenses

During the three months ended September 30, 2017, the Company recorded $0.3 million of restructuring expense, primarily for severance related to the integration of legal entities operating in Europe.

Interest expense

Interest expense for the three months ended September 30, 2017 was $1.2 million, as compared to $1.2 million for the three months ended September 30, 2016. An increase in average borrowing rate offset a decrease in interest expense due to the term loan repayment.

Income tax provision

The income tax provision for the three months ended September 30, 2017 was $3.5 million as compared to $3.0 million for the corresponding period in 2016. The Company’s effective tax rate for the three months ended September 30, 2017 was 42.9% as compared to 31.0% for the corresponding 2016 period. The effective tax rate for the three months ended September 30, 2017 increased due to a change in the jurisdictional mix in forecasted earnings for the year, foreign losses for which no benefit was recorded and expense generated on share based compensation pursuant to the requirements of ASU 2014-09, which was adopted by the Company on January 1, 2017. The Company’s effective tax rate for the three months ended September 30, 2016 reflects the enactment of lower corporate income tax rates in the United Kingdom, from 18% to 17%, effective April 1, 2020, as well as lower blended state income tax rate.

Equity in losses

Equity in losses of Vasconia was $326,000, net of taxes, for the three months ended September 30, 2017, as compared to equity in losses of $138,000, net of tax, for the corresponding 2016 period. Equity in losses for the three months ended September 30, 2017 and 2016 includes a deferred tax expense of $0.1 million in both periods, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported a net loss of $0.6 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THE NINE MONTHS ENDED

SEPTEMBER 30, 2016

Net Sales

Net sales for the nine months ended September 30, 2017 were $396.7 million, a decrease of $2.4 million, or 0.6%, as compared to net sales of $399.1 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale segment for the nine months ended September 30, 2017 were $319.3 million, an increase of $4.7 million, or 1.5%, as compared to net sales of $314.6 million for the corresponding period in 2016.

Net sales for the U.S. Wholesale’s Kitchenware product category were $192.8 million for the nine months ended September 30, 2017, an increase of $3.6 million, or 1.9%, as compared to $189.2 million for the corresponding period in 2016. The increase in the U.S. Wholesale segment’s Kitchenware product category was primarily attributable to tools and gadget club programs and an increase cookware and bakeware product line sales. The increase was partially offset by cutlery and pantryware club sales not repeated.

Net sales for the U.S. Wholesale’s Tableware product category were $88.7 million for the nine months ended September 30, 2017, a decrease of $6.3 million, or 6.6%, as compared to $95.0 million for the corresponding period in 2016. The decrease was attributable to tableware club program not repeated, partially offset by an increase in sales to online retailers.

Net sales for the U.S. Wholesale’s Home Solutions product category were $37.8 million for the nine months ended September 30, 2017, an increase of $7.4 million, or 24.3%, as compared to $30.4 million for the corresponding period in 2016. The increase reflects the continued growth in hydration programs, including products under the Built brand.

Net sales for the International segment for the nine months ended September 30, 2017 were $65.9 million, a decrease of $6.1 million, as compared to net sales of $72.0 million for the corresponding period in 2016. In constant currency, net sales decreased approximately 0.9%. The decrease, in constant currency, was due to a decrease in tableware sales.

Net sales for the Retail Direct segment for the nine months ended September 30, 2017 were $11.5 million, a decrease of $1.0 million, or 8.0%, as compared to $12.5 million for the corresponding period in 2016. The decrease was attributable to more emphasis on the wholesale online sales channel and a decrease in promotions.

Gross margin

Gross margin for the nine months ended September 30, 2017 was $143.9 million, or 36.3%, as compared to $141.9 million, or 35.5%, for the corresponding period in 2016.

Gross margin for the U.S. Wholesale segment was $115.1 million, or 36.0% for the nine months ended September 30, 2017, as compared to $108.9 million, or 34.6%, for the corresponding period in 2016. Gross margin fluctuates from period to period based on a number of factors, including product and customer mix. The increase reflects a change in customer and product mix and a decrease in ocean freight rates, partially offset by an increase in fixed overhead costs.

Gross margin for the International segment was $21.2 million, or 32.1% for the nine months ended September 30, 2017, as compared to $24.6 million, or 34.2%, for the corresponding period in 2016. The decrease in margin is the result of a change in customer mix, tableware product lines de-emphasized, higher customer allowances and the weakened British Pound.

Gross margin for the Retail Direct segment was $7.6 million, or 66.6% for the nine months ended September 30, 2017, as compared to $8.4 million, or 66.8%, for the corresponding period in 2016. The decrease in gross margin percentage in Retail Direct reflects an increase in promotional expenses in the 2017 period.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2017 were $39.5 million as compared to $40.2 million for the corresponding period in 2016. In September 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly distribution expense for the nine months ended September 30, 2016 includes $1.3 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of September 30, 2016. Distribution expenses as a percentage of net sales were 10.0% and 9.7% for the nine months ended September 30, 2017 and 2016, respectively.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 9.1% for both the nine months ended September 30, 2017 and 2016, respectively. Excluding the additional distribution expense described above, distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 8.6% for the nine months ended September 30, 2016. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the U.S. Wholesale segment were 9.9% and 9.6% for the nine months ended September 30, 2017 and 2016, respectively. The increase reflects a decrease in sales shipped and an increase in freight expense on higher sales to prepaid freight customers.

Distribution expenses as a percentage of net sales for the International segment were approximately 10.3% for the nine months ended September 30, 2017, as compared to 11.0% for the corresponding period in 2016. As a percentage of sales shipped from the Company’s U.K. warehouses, distribution expenses for the International segment were 11.8% and 12.7% for the nine months ended September 30, 2017 and 2016, respectively. The improvement reflects a reduction in facility expenses due to a reduction in third party warehousing and improvement in freight rates.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 31.3% and 30.4% for the nine months ended September 30, 2017 and 2016, respectively. The increase was from an increase in freight rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2017 were $99.6 million, an increase of $4.9 million, or 5.2%, as compared to $94.7 million for the corresponding period in 2016.

Selling, general and administrative expenses for the nine months ended September 30, 2017 for the U.S. Wholesale segment were $65.3 million, an increase of $2.4 million, or 3.8%, as compared to $62.9 million for the corresponding period in 2016. The 2017 period reflects an increase in employee severance, IT software to improve efficiencies, intangible amortization related to the Company’s 2016 acquisitions and customer credit insurance. The increase was partially offset by a decrease attributable to the timing of short term incentive compensation expense. As a percentage of net sales, selling, general and administrative expenses increased to 20.5% for the nine months ended September 30, 2017 compared to 20.0% for the corresponding period in 2016.

Selling, general and administrative expenses for the nine months ended September 30, 2017 for the International segment were $20.3 million, an increase of $4.6 million, or 29.3%, as compared to $15.7 million for the corresponding period in 2016. The increase in expenses in the 2017 period was primarily due to unrealized loss on foreign currency contracts in the current period, as compared to realized and unrealized gains on foreign currency contracts in the corresponding 2016 period, resulting from the Company’s hedging activity. In addition, the increase in expenses is attributable to SAP implementation costs.

Selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 for the Retail Direct segment were $4.4 million and $4.5 million, respectively. The decrease in expenses was primarily due to a reduction in headcount and selling expenses.

Unallocated corporate expenses for the nine months ended September 30, 2017 and 2016 were $9.5 million and $11.6 million, respectively. The decrease was primarily attributable to decrease in acquisition related expenses and the timing of short term incentive compensation expense. The decrease was partially offset by an increase in share based compensation expense.

Restructuring expenses

During the nine months ended September 30, 2017, the Company recorded $0.5 million of restructuring expense, primarily for severance. These charges are related to the integration of legal entities operating in Europe.

During the nine months ended September 30, 2016, the Company recorded $1.7 million of restructuring expense. The expense for the period includes severance of approximately $0.6 million and consulting expenses of approximately $1.1 million. These charges are related to the execution of the U.S. Wholesale restructuring plan.

Interest expense

Interest expense for the nine months ended September 30, 2017 was $3.1 million as compared to $3.5 million for the corresponding period in 2016. The decrease in expense was attributable to a decrease in average borrowings and a decrease in average borrowing rate due to Term Loan repayments.

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

Income tax provision

The income tax provision for the nine months ended September 30, 2017 was $0.9 million as compared to $0.2 million for the corresponding period in 2016. The Company’s effective tax rate for the nine months ended September 30, 2017 was 78.9% as compared to 14.9% for the corresponding 2016 period. The effective tax rate for the nine months ended September 30, 2017 increased due to a change in the jurisdictional mix in forecasted earnings for the year, foreign losses for which no benefit was recorded and expense generated on share based compensation pursuant to the requirements of ASU 2014-09, which was adopted by the Company on January 1, 2017. The Company’s effective tax rate for the nine months ended September 30, 2016 reflects the enactment of lower corporate income tax rates in the United Kingdom, from 18% to 17%, effective April 1, 2020, as well as lower blended state income tax rate.

Equity in earnings (losses)

Equity in earnings of Vasconia was $0.7 million, net of taxes, for the nine months ended September 30, 2017, as compared to equity in losses of $0.5 million, net of taxes, for the corresponding 2016 period. Equity in earnings (losses) for the nine months ended September 30, 2017 and 2016 includes a deferred tax benefit (expense) of $0.2 million and ($0.5) million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $5.9 million and $3.6 million for the nine months ended September 30, 2017 and 2016, respectively, and net income of $1.8 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2016, the Company sold its 40% equity interest in GSI. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain represents the net consideration received of R$2.3 million (approximately $567,000) reduced by currency translation losses of $378,000 that were recognized when the equity interest was sold.

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

At September 30, 2017, the Company had cash and cash equivalents of $5.5 million, compared to $7.9 million at December 31, 2016. Working capital was $215.4 million at September 30, 2017 compared to $165.2 million at December 31, 2016. Liquidity, which includes cash and cash equivalents and availability under its credit facilities (subject to the financial covenants of the Credit Agreement), was $48.9 million.

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turnover due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2017, inventory turnover was 2.5 times, or 144 days, as compared to 2.8 times, or 132 days, for the three months ended September 30, 2016. The decrease in turnover and increase in turnover days is, in part, the result of an increase in average inventory in the U.S. Wholesale segment due to an increase in inventory as the result of the Company’s recent acquisitions.

The Company’s Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At September 30, 2017, borrowings outstanding under the Revolving Credit Facility were $128.5 million and open letters of credit were $3.2 million. At September 30, 2017, availability under the Revolving Credit Facility was approximately $43.4 million. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly, and certain trademark values based upon periodic appraisals, and may be lower in the first and second quarters when the Company’s inventory level is lower due to seasonality.

In April 2017, the Company repaid its $7.0 million outstanding balance under the Term Loan. As of December 31, 2016, $9.5 million was outstanding under the Term Loan. At December 31, 2016, unamortized debt issuance costs were $157,000. In connection with the repayment of the Term Loan, the Company wrote off the unamortized debt issuance costs of $110,000 during the nine months ended September 30, 2017.

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

Interest rates on outstanding borrowings at September 30, 2017 ranged from 2.25% to 5.25%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

The Credit Agreement provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the Credit Agreement provides that at any time any Term Loan is outstanding or at any time no Term Loan is outstanding and availability under the Revolving Credit Facility is less than $17.5 million and continuing until availability of at least $20.0 million is maintained for three consecutive months, the Company is required to maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 for each of four consecutive fiscal quarter periods. The Company was in compliance with the financial covenants of the Credit Agreement as of September 30, 2017.

Covenant Calculations

Consolidated adjusted EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement. The following is the Company’s consolidated adjusted EBITDA for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended September 30, 2017
(in thousands)
Three months ended September 30, 2017	$15,683
Three months ended June 30, 2017 (1)	2,817
Three months ended March 31, 2017(1)	2,546
Three months ended December 31, 2016(1)	24,741

Total for the four quarters	$45,787

(1)	Consolidated adjusted EBITDA for the three months ended June 30, 2017, March 31, 2017 and December 31, 2016 presented above have been re-cast to exclude the non-cash gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments, recognized in earnings. These non-cash gains and losses are permitted to be excluded from the EBITDA covenant in the Company’s Credit Agreement. Non-cash gains and losses related to the Company’s derivative financial instruments, not designated as hedging instruments, recognized in earnings, were a loss of $1.5 million, a loss of $0.3 million and a gain $0.4 million for the three months ended June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

Capital expenditures for the nine months ended September 30, 2017 were $4.3 million.

Non-GAAP financial measure

Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net loss, as reported, to consolidated adjusted EBITDA, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income as reported	$4,330	$6,452	$903	$973
Subtract out:
Undistributed equity in (earnings) losses, net	326	138	(644)	270
Add back:
Income tax provision	3,505	2,961	863	218
Interest expense	1,172	1,231	3,114	3,546
Loss on early retirement of debt	—	—	110	272
Depreciation and amortization	4,063	4,682	10,697	11,744
Stock compensation expense	952	825	2,482	2,115
Permitted acquisition related expenses	166	363	192	1,287
Restructuring expenses (1)	272	—	526	1,701
Severance expenses (1)	—	—	155	—
Unrealized loss (gain) on foreign currency contracts (2)	897	25	2,648	(386)

Consolidated adjusted EBITDA	$15,683	$16,677	$21,046	$21,740

(1)	Restructuring expenses and severance expenses represent non-recurring charges incurred during such periods and are permitted exclusions from the Company’s consolidated adjusted EBITDA, pursuant to the Company’s Credit Agreement.
(2)	Consolidated adjusted EBITDA for the three and nine months ended September 30, 2016 presented above have been re-cast to exclude the non-cash gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments, recognized in earnings. These non-cash gains and losses are permitted to be excluded from the EBITDA covenant in the Company’s Credit Agreement.

Accounts Receivable Purchase Agreement

In order to improve its liquidity during seasonally high working capital periods, in 2016 the Company entered into an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased; and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold to HSBC $23.6 million and $62.8 million of Receivables during the three and nine months ended September 30, 2017, respectively. A charge of $88,000 and $218,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017, respectively.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional amount of $7.9 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and will expire in September 2018, and the notional amounts amortize over this period. The hedge provides for a fixed payment of interest at an annual rate of 1.05% in exchange for the Adjusted LIBO Rate.

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

Operating activities

Net cash used in operating activities was $20.9 million for the nine months ended September 30, 2017 as compared to $30.4 million for the corresponding 2016 period. The change in operating cash flow was primarily due to the timing of the collection of receivables in the current period, as compared to the 2016 period, partially offset by an increase in the payment of accounts payable and accrued expenses in current period, as compared to the 2016 period.

Investing activities

Net cash used in investing activities was $13.3 million for the nine months ended September 30, 2017, as compared to $10.8 million for the corresponding 2016 period. The 2017 investing activity includes the Company’s acquisition of Fitz and Floyd and the 2016 investing activity includes the Company’s acquisition of inventory and intangibles from Focus Products Group, LLC. The 2017 investing activity also includes software capital expenditures related to SAP.

Financing activities

Net cash provided by financing activities was $31.6 million for the nine months ended September 30, 2017, as compared to $40.1 million for the corresponding 2016 period. The change in financing activities was attributable to the change in borrowings under the Company’s Revolving Credit Facility and the prepayment of borrowings under the Company’s Term Loan.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2017, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the company’s risk factors from those disclosed in the Company’s 2016 Annual Report on Form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
August 1- August 31, 2017	616	$19.10	—	$6,771,467

(1)	The repurchased shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan which allow participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.
(2)	On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended September 30, 2017.

Item 5. Other Information

On November 8, 2017, Lifetime Brands, Inc. (the “Company”) entered into amendments to the employment agreements (the “Employment Agreements”) that it had previously entered into with each of Jeffrey Siegel, the Company’s Chairman of the Board of Directors and Chief Executive Officer, Ronald Shiftan, the Company’s Vice Chairman of the Board of Directors and Chief Operating Officer, and Laurence Winoker, the Company’s Senior Vice President – Finance, Treasurer and Chief Financial Officer (the “Amendments”).

Amendment to Mr. Siegel’s Employment Agreement

The Amendment materially amended or modified the following terms and conditions of Mr. Siegel’s Employment Agreement:

1.	In the event that Mr. Siegel’s employment is terminated by the Company without cause, on account of Mr. Siegel’s death or disability, or by Mr. Siegel for good reason (an “Involuntary Termination”), Mr. Siegel’s severance payments and benefits include: (i) lump sum payment equal to three years of base salary, (ii) a cash payment equal to three times Mr. Siegel’s target bonus at the time of termination, (iii) a pro-rated portion of the performance bonus for the year of termination (or, if termination occurs on or after July 1 of a calendar year, a full performance bonus for the year of termination), (iv) continued benefits (as defined by the Employment Agreement) until the end of the otherwise applicable term (or, if earlier, until Mr. Siegel obtains other employment), and (v) vesting of outstanding stock options and restricted stock awards, to the extent permitted by the Company’s equity plan.

2.	In the event that Mr. Siegel’s employment is terminated by reason of expiration of the term of the Employment Agreement, Mr. Siegel’s severance payments and benefits include: (i) a lump sum payment equal to two years of base salary, (ii) a lump sum payment equal to two times the average of the annual bonuses earned during the year of termination and each of the two prior years, and (iii) vesting of outstanding stock options and restricted stock awards, to the extent permitted by the Company’s equity plan.

3.	In the event that Mr. Siegel’s employment is terminated under circumstances constituting any Involuntary Termination or on account of the Company’s non-renewal of the term of the Employment Agreement, in each case prior to and in connection with, or within two years following, a change of control of the Company, Mr. Siegel receives the severance payments and benefits described in item 1 above; however, payment in respect of base salary will be based on the greater of the rate in effect at the time of the change of control and at the time of termination, and if termination occurs following a change of control, payment in respect of the target bonus will be based on the target bonus in effect at the time of the change of control.

Additional changes included in the Amendment are: (i) a form of release of claims to be executed by Mr. Siegel in order to receive any severance payments and benefits under the Employment Agreement, (ii) the ability for Mr. Siegel to assume the life insurance policy obtained and owned by the Company in Mr. Siegel’s name in the event of his termination of employment other than on account of death or if the Company earlier determines to cease maintaining the policy, and (iii) Mr. Siegel’s right to receive reimbursement for reasonable attorneys’ fees incurred in any proceeding regarding the Employment Agreement in which he prevails.

The other terms and conditions of Mr. Siegel’s Employment Agreement remain substantially unchanged, including other amounts payable thereunder, and have been previously reported on Current Reports on Form 8-K filed by the Company with the SEC on March 18, 2014 and January 19, 2017, respectively.

Amendment to Mr. Shiftan’s Employment Agreement

The Amendment materially amended or modified the following terms and conditions of Mr. Shiftan’s Employment Agreement:

1.	In the event that Mr. Shiftan’s employment is terminated by the Company without cause, on account of Mr. Shiftan’s death or disability, or by Mr. Shiftan for good reason (an “Involuntary Termination”), Mr. Shiftan’s severance payments and benefits include: (i) lump sum payment equal to three years of base salary, (ii) a cash payment equal to three times Mr. Shiftan’s target bonus at the time of termination, (iii) a pro-rated portion of the performance bonus for the year of termination, (iv) continued benefits (as defined by the Employment Agreement) until the end of the otherwise applicable term (or, if earlier, until Mr. Shiftan obtains other employment), and (v) vesting of outstanding stock options and restricted stock awards, to the extent permitted by the Company’s equity plan.

2.	In the event that Mr. Shiftan’s employment is terminated on account of the Company’s non-renewal of the term of the Employment Agreement, Mr. Shiftan’s severance payments and benefits include: (i) a lump sum payment equal to one year of base salary, (ii) a lump sum payment equal to the average of the annual bonuses earned during the year of termination and each of the two prior years, and (iii) vesting of outstanding stock options and restricted stock awards, to the extent permitted by the Company’s equity plan.

3.	In the event that Mr. Shiftan’s employment is terminated under circumstances constituting any Involuntary Termination or on account of the Company’s non-renewal of the term of the Employment Agreement, in each case prior to and in connection with, or within two years following, a change of control of the Company, Mr. Shiftan receives the severance payments and benefits described in item 1 above, however, payment in respect of base salary will be based on the greater of the rate in effect at the time of the change of control and at the time of termination, and if termination occurs following a change of control, payment in respect of the target bonus will be based on the target bonus in effect at the time of the change of control.

Additional changes included in the Amendment are: (i) a form of release of claims to be executed by Mr. Shiftan in order to receive any severance payments and benefits under the Employment Agreement, (ii) the ability for Mr. Shiftan to assume the life insurance policy obtained and owned by the Company in Mr. Shiftan’s name in the event of his termination of employment other than on account of death or if the Company earlier determines to cease maintaining the policy, (iii) Mr. Shiftan’s right to receive reimbursement for reasonable attorneys’ fees incurred in any proceeding regarding the Employment Agreement in which he prevails, and (iv) amendments relating to the requirements of the federal Defend Trade Secrets Act of 2016.

The other terms and conditions of Mr. Shiftan’s Employment Agreement remain unchanged, including other amounts payable thereunder, and have been previously reported on Current Reports on Form 8-K filed by the Company with the SEC on December 21, 2012 and November 30, 2015, respectively.

Amendment to Mr. Winoker’s Employment Agreement

The Amendment materially amended or modified the following terms and conditions of Mr. Winoker’s Employment Agreement:

1.	In the event that Mr. Winoker’s employment is terminated by the Company without cause or by Mr. Winoker for good reason, Mr. Winoker’s severance payments and benefits include: (i) continued payments of base salary for two years, (ii) a cash payment equal to two times Mr. Winoker’s target bonus of 62.5% of Mr. Winoker’s base salary, (iii) a pro-rated portion of the performance bonus for the year of termination, (iv) continued benefits (as defined by the Employment Agreement) for one year, and (v) vesting of outstanding stock options and restricted stock awards, to the extent permitted by the Company’s equity plan.

2.	In the event that Mr. Winoker’s employment is terminated by the Company without cause, on account of the Company’s non-renewal of the term of the Employment Agreement or by Mr. Winoker for good reason, in each case prior to and in connection with, or within two years following, a change of control of the Company, Mr. Winoker’s severance payments and benefits are the same as described in item 1 above, except that the 24 months of base salary will be paid in one lump sum, and for purposes of Mr. Winoker’s severance payments, base salary will be based on the greater of base salary in effect at the time of the change of control or termination of employment.

Additional changes included in the Amendment are: (i) a form of release of claims to be executed by Mr. Winoker in order to receive any severance payments and benefits under the Employment Agreement, (ii) modification of the period prior to a change of control of the Company during which Mr. Winoker’s employment must be terminated in order to receive change of control severance benefits, and (iii) amendments relating to the requirements of the federal Defend Trade Secrets Act of 2016.

The other terms and conditions of Mr. Winoker’s Employment Agreement remain unchanged, including other amounts payable thereunder, and have been previously reported on Current Reports on Form 8-K filed by the Company with the SEC on July 3, 2007, March 10, 2010, April 16, 2012, and September 16, 2015, respectively.

Mr. Daniel Siegel’s Employment Agreement

Also on November 8, 2017, the Company entered into a new employment agreement with Daniel Siegel, the Company’s President (the “New Employment Agreement”). The New Employment Agreement provides, among other things, that:

1.	The term of Mr. Daniel Siegel’s employment, under the Employment Agreement, will begin on January 1, 2018 and will continue through December 31, 2020. The term will automatically renew for consecutive one-year periods, unless Mr. Daniel Siegel’s employment is otherwise earlier terminated or the Company or Mr. Daniel Siegel provides notice of non-renewal at least 90 days prior to the applicable expiration date.

2.	The Company will pay Mr. Daniel Siegel a base salary at an annualized rate of $512,500 through June 30, 2019. Effective July 1, 2019, the Company will pay Mr. Daniel Siegel a base salary at an annualized rate of $550,000.

3.	The Company will pay Mr. Daniel Siegel an automobile allowance of $1,500 per month.

4.	For each year during the term of Mr. Daniel Siegel’s employment, Mr. Daniel Siegel will receive performance bonuses (i) based on the Company’s Adjusted Income Before Income Taxes for such year (the “Annual Adjusted IBIT Performance Bonus”), and (ii) based on Mr. Daniel Siegel having met certain individual performance goals for such year (the “Individual Goal Target Bonus”).

5.	In the event that Mr. Daniel Siegel is terminated for any reason, Mr. Daniel Siegel is entitled to the following amounts: (i) payment of his base salary accrued up to and including the date of termination of employment, (ii) payment in lieu of any accrued but unused vacation time and (iii) payment of any unreimbursed expenses.

6.	In the event that Mr. Daniel Siegel’s employment is terminated by the Company on account of the Company’s non-renewal of the Employment Agreement, Mr. Daniel Siegel’s severance payments and benefits include: (i) continued payments of base salary for one year, (ii) the Annual Adjusted IBIT Performance Bonus for the year of termination, (iii) continued medical and dental benefits at actively employee rates for one year, and (iv) vesting of outstanding stock options and restricted stock awards, to the extent permitted by the Company’s equity plan.

7.	In the event that Mr. Daniel Siegel’s employment is terminated by the Company without cause or by Mr. Daniel Siegel for good reason (in each case, as defined in the Employment Agreement), Mr. Daniel Siegel’s severance payments and benefits include: (i) continued payment of base salary for two years, (ii) a pro-rated portion of the Annual Adjusted IBIT Performance Bonus for the year of termination, (iii) a cash payment equal to two times Mr. Daniel Siegel’s target bonus of 112.5% of base salary, (iv) continued medical and benefits at active employee rates for one year, and (v) vesting of outstanding stock options and restricted stock awards, to the extent permitted by the Company’s equity plan.

8.	In the event that Mr. Daniel Siegel’s employment is terminated by the Company without cause, on account of the Company’s non-renewal of the term of the Employment Agreement or by Mr. Daniel Siegel for good reason, in each case during the period beginning 90 days prior to, through the end of the two year period following, a change of control of the Company (as defined in the Employment Agreement), Mr. Daniel Siegel’s severance payments and benefits are the same as described in item 7, except that the 24 months of base salary will be paid in one lump sum, and for purposes of Mr. Daniel Siegel’s severance payments, base salary will be based on the greater of base salary in effect at the time of the change of control or termination of employment.

9.	In the event that Mr. Daniel Siegel’s employment is terminated by reason of Mr. Daniel Siegel’s death, Mr. Daniel Siegel’s legal representative, estate or designated beneficiary, as applicable will be entitled to receive any pro-rated Annual Adjusted IBIT Performance Bonus accrued through the effective date of his termination.

10.	In the event that Mr. Daniel Siegel’s employment is terminated by reason of Mr. Daniel Siegel’s total disability (as defined in the Employment Agreement), Mr. Daniel Siegel will be entitled to receive: (i) continued payment of base salary for six months and (ii) any pro-rated Annual Adjusted IBIT Performance Bonus accrued through the effective date of his termination.

11.	If Mr. Daniel Siegel prevails in any legal action to enforce rights under the Employment Agreement, the Company will reimburse Mr. Daniel Siegel for reasonable attorneys’ fees and costs.

12.	Additional terms included in the Employment Agreement are: (i) a form of release of claims to be executed by Mr. Daniel Siegel in order to receive any severance payments and benefits under the Employment Agreement and (ii) non-competition and non-solicitation restrictions which apply during the employment term and for a period of one year following termination of employment.

The foregoing descriptions of the Amendments and the New Employment Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the Amendments and the New Employment Agreement, which are filed as exhibits to this Form 10-Q and incorporated by reference in this Item 5 in their entirety.

Item 6. Exhibits

Exhibit No.

10.1	Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Jeffrey Siegel

10.2	Amendment to the Third Amended and Restated Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Ronald Shiftan

10.3	Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Laurence Winoker

10.4	Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Daniel Siegel

31.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jeffrey Siegel, Chief Executive Officer and Chairman of the Board of Directors, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Jeffrey Siegel November 9, 2017
Jeffrey Siegel
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Laurence Winoker November 9, 2017
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)