Form 10-K
period 2017-12-31
LIFETIME BRANDS, INC
filed 2018-03-16
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of 12,313,851 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $223,496,396. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of March 2, 2018 was 20,540,268.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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

PART I

Item 1. Business

OVERVIEW

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company, or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumer purchases of moderately priced kitchenware, tableware and housewares, are sold through virtually every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (including through their Internet websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own Internet websites. At the heart of the Company is a culture of innovation. The Company expects to introduce approximately 4,000 new or redesigned products globally in 2018. Newly introduced products generally reach their peak sales in 12 to 18 months.

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

The Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States. Lifetime Brands Europe is comprised of the Kitchen Craft business, acquired in 2014, and Creative Tops, acquired in 2011. Kitchen Craft is a leading supplier of kitchenware products and accessories in the U.K. and in over 80 countries. Creative Tops is a supplier of private label and branded tableware products (including La Cafetière and Randwyck brands, acquired in 2014) in the U.K. and other countries in Europe. The Company also has a subsidiary in China to supply kitchenware and tableware products to the market and a subsidiary based in Hong Kong to facilitate the sale of its products to other parts of Asia and smaller markets elsewhere in the world. The Company has a presence in Mexico and other parts of Latin America (excluding Brazil) through its 30% equity interest in Grupo Vasconia, S.A.B. (“Vasconia”), a housewares company and aluminum manufacturer based in Mexico; and a strategic alliance with a Canadian company to distribute many of the Company’s products in Canada.

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

In 2016, the Company further expanded its brand portfolio through the acquisition of certain brands and certain other assets of Wilton Armetale, the acquisition of certain assets of the Kitchen division of Focus Products Group, LLC, and the acquisition of the Copco® product line. The Focus Products Group acquisition included kitchenware and bakeware products marketed under the Amco Houseworks®, Chicago™ Metallic and Swing-A-Way® brands. The Copco® product line specializes in thermal and hydration beverageware, tea kettles and kitchen organization products. In 2017, the Company acquired the Fitz and Floyd business. Fitz and Floyd designs, sources, markets and distributes Fitz and Floyd® and other branded tabletop products and decorative ceramic collections.

On December 22, 2017, the Company entered into a merger agreement (the “Merger Agreement”) by and among the Company, certain of the Company’s wholly-owned subsidiaries created for the purpose of entering into the Merger Agreement and performing the transactions contemplated thereby, Taylor Parent, LLC, a Delaware limited liability company (“Taylor Parent”) and Taylor Holdco, LLC, a Delaware limited liability company (“Taylor”), providing for the acquisition of Taylor by the Company. At a special meeting of stockholders held on February 28, 2018, stockholders approved the issuance of shares of common stock of the Company pursuant to the Merger Agreement and the acquisition was completed on March 2, 2018. Taylor and its subsidiaries (dba Filament Brands) primarily design, market and distribute consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products and select outdoor products to major retailers in the United States, Canada and select distributors throughout Europe and Asia. Taylor distributes products under the Taylor, Salter, Springfield, HoMedics, Rabbit, Houdini, Metrokane, Mako, EatSmart, TravelWise, Chef’n, Vibe, d.stil, RBT and private label brand names. The aggregate consideration for Taylor was approximately $297.3 million, including 5.6 million newly issued shares of the Company’s common stock, with a value equal to $76.9 million.

The Company is a Delaware corporation, incorporated on December 22, 1983.

The Company’s top brands and their respective product categories as of December 31, 2017 are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed (1)	Kitchenware
Mikasa®	Owned	Tableware and Home Solutions
KitchenAid®	Licensed	Kitchenware
Pfaltzgraff®	Owned	Kitchenware, Tableware and Home Solutions
KitchenCraft®	Owned	Kitchenware
Fitz and Floyd®	Owned	Tableware
Sabatier®	Licensed	Kitchenware
Kamenstein®	Owned	Kitchenware
BUILT NY®	Owned	Home Solutions
MasterClass®	Owned	Kitchenware
Fred®	Owned	Kitchenware
LaCafetière®	Owned	Tableware

(1)	The Company has a royalty free license to utilize the Farberware® brand for kitchenware and tableware products for a term that expires in 2195, subject to earlier termination under certain circumstances.

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

BUSINESS SEGMENTS

The Company’s segments include three categories, U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment includes the domestic operations of the Company’s primary business that designs, markets and distributes its products to retailers and distributors. Certain business operations conducted outside the U.S., including Kitchen Craft and Creative Tops, are included in the International segment. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products through its Pfaltzgraff, Mikasa, Fred and Friends, Built NY, Fitz and Floyd, Housewares Deals and Lifetime Sterling internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations.

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

The Company’s products are sold globally to a diverse customer base including mass merchants (such as Walmart and Target), specialty stores (such as Bed Bath & Beyond and Dunelm), national chains (such as Kohl’s and JCPenney), department stores (such as Macy’s, Belk and John Lewis), warehouse clubs (such as Costco, Sam’s Club and BJs), supermarkets (such as Stop & Shop, Meijer, Winn-Dixie, Kroger, Tesco, Waitrose and Sainsbury’s), off-price retailers (such as TJX Companies, Ross Stores and Big Lots), home and garden centers (such as TrueValue, ACE Hardware Stores and Wyevale), pharmacies (such as Walgreens) and Internet retailers (such as Amazon). The Company also does business with independent retailers, including through business-to-business Internet sites aimed at independent retailers.

The Company also operates its own consumer Internet sites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly from the Company.

During the years ended December 31, 2017, 2016 and 2015, Wal-Mart Stores, Inc., including Sam’s Club and Asda Superstore, (“Walmart”), accounted for 15%, 16% and 16% of consolidated net sales, respectively. During the year ended December 31, 2016, Costco Wholesale Corporation, (“Costco”), accounted for 10% of consolidated net sales. No other customer accounted for 10% or more of the Company’s net sales during these periods.

DISTRIBUTION

The Company sells its products directly to retailers and, to a lesser extent, to distributors. The Company also sells a limited quantity of the Company’s products to individual consumers and smaller retailers through its own Internet sites. The Company operates distribution centers at the following locations:

Location	Size (square feet)
Fontana, California (1)	753,000
Rialto, California (1)	703,000
Robbinsville, New Jersey	700,000
Birmingham, England	183,000
Winchendon, Massachusetts	175,000
Corby, England	143,000
Medford, Massachusetts	5,590

(1)	In February 2017 the Company entered into a lease agreement for warehouse and distribution space in Rialto, California. The Company took possession of this facility in December 2017. The facility will serve as the Company’s West Coast distribution facility primarily for its U.S. Wholesale segment and will replace the Company’s existing Fontana, California facility, the lease for which expires in March 2018.

SALES AND MARKETING

The Company’s sales and marketing staff coordinates directly with its wholesale customers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed many promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s sales and marketing efforts are supported from its principal offices and showroom in Garden City, New York; as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; Issaquah, Washington; Pawtucket, Rhode Island; Menomonee Falls, Wisconsin; Birmingham, England; Corby, England and Hong Kong.

The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and/or packaging for their stores.

DESIGN AND INNOVATION

At the heart of the Company is a culture of innovation and new product development. The Company’s global in-house design and development teams currently consist of approximately 120 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.

SOURCES OF SUPPLY

The Company sources its products from hundreds of suppliers. Most of the Company’s suppliers are located in the People’s Republic of China. The Company also sources products from suppliers in Hong Kong, Vietnam, the United States, Taiwan, Slovakia, the United Kingdom, Malaysia, India, Indonesia, Netherlands, Thailand, Czech Republic, American Samoa, Mexico, Portugal, Italy, Japan, South Korea, Poland, Slovenia, France, Canada, Turkey, Germany, Israel and New Zealand. The Company orders products substantially in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.

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

EMPLOYEES

At December 31, 2017, the Company had a total of 1,372 full-time employees, of whom 215 were located in Asia and 313 in Europe and 844 were located in the United States. In addition, the Company employed 31 people on a part-time basis, predominately in Corporate Marketing/Sales Support. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law. The Company believes that its relations with its employees are good.

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

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2017, net sales in the third and fourth quarters accounted for 60% of total annual net sales. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

GEOGRAPHIC INFORMATION

Geographic information concerning the Company’s revenues and long-lived assets is contained in Note K of the Notes to the Consolidated Financial Statements included in Item 15 of this Annual Report.

RESTRUCTURING

In 2016, to reduce costs and achieve synergies, the Company began the process of integrating its legal entities operating in Europe. During the year ended December 31, 2017, the Company recorded $1.0 million of restructuring expense related to the execution of this plan, primarily related to severance. The Company does not expect to incur additional restructuring charges in 2018 related to this integration.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act is one of the most comprehensive changes in U.S. corporate tax law and policy since 1986 and certain provisions are extremely complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).

The lower U.S. corporate income tax rate is effective January 1, 2018; however the Company’s U.S. deferred tax assets and liabilities were adjusted in 2017 when the new tax law was enacted. Additionally, in 2017, as part of the transition to the new quasi-territorial tax system, the Tax Act imposes a one-time tax on deemed repatriation of foreign subsidiaries’ earnings.

Due to the complexities involved in the accounting for the Tax Act, on December, 22, 2017, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 was issued to provide guidance to companies that have not yet completed their accounting for the Tax Act in the period of enactment. SAB 118 requires the Company to include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. The Company is continuing to assess the impact from the Tax Act and will record adjustments in 2018. The final impact on the Company from the Tax Act’s transition tax legislation may differ from the reasonable estimate due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax’s reasonable estimate. Such differences could have a material adverse effect upon the Company’s results of operations.

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

The referendum held in the United Kingdom (“U.K.”) on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union would be unprecedented and it is unclear what impact this would have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. Net sales attributable to U.K. domiciled businesses were $95.9 million for the year ended December 31, 2017, and represent approximately 17% of the Company’s consolidated net sales for the period. The uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact the U.K economy, customers and investor confidence. It may contribute to additional market volatility, including volatility in the value of the British pound and European euro, and adversely affect the Company’s businesses, results of operations, and financial condition.

Liquidity and financial risks

The Company has substantial indebtedness and the Company’s business is highly seasonal.

The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. As of December 31, 2017, the Company had approximately $94.8 million of consolidated debt, including $94.7 million under its Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A, as Administrative Agent and Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent, and the other Lenders and Loan Parties party thereto, as amended, (the “Former Credit Agreement”). Until it was replaced, as described below, the Former Credit Agreement provided for, among other things, a Revolving Credit Facility commitment totaling $175.0 million (the “Revolving Credit Facility”) and a term loan that had been repaid in full in April 2017 (“Term Loan”). At December 31, 2017, borrowings under the Former Credit Agreement represented approximately 24% of total capital (indebtedness plus stockholders’ equity). The Company was permitted to borrow under its Revolving Credit Facility, subject to the limitations of a borrowing base. Because the borrowing capacity under the Revolving Credit Facility depended on levels of eligible inventory, accounts receivable and the appraised value of certain intellectual property that fluctuated from time to time, the full commitment amount might not have represented actual borrowing capacity at any given time. The financial covenants in the Former Credit Agreement limited the Company’s ability to incur indebtedness.

In connection with the Company’s acquisition of Taylor, on March 2, 2018 (1) the Company entered into a new credit agreement (with all exhibits, schedules and attachments thereto, the “ABL Credit Agreement”) with the Company, as a borrower and a guarantor, the other borrowers (the “ABL Borrowers”) party thereto, the other guarantors party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the lenders and issuing banks party thereto, evidencing a senior secured asset-based revolving credit facility provided to the Company and the ABL Borrowers in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and (2) the Company entered into a new loan agreement (with all exhibits, schedules and attachments thereto, the “TLB Credit Agreement” and, collectively with the ABL Credit Agreement, the “Debt Agreements”) with the Company, as the borrower and a guarantor, the other guarantors, JPMorgan, as administrative agent, Golub Capital LLC, as syndication agent, and the lenders party thereto, providing for a senior secured term loan credit facility to the Company in the principal amount of $275.0 million, which will mature on February 28, 2025. The term loan facility will be repaid, commencing June 30, 2018, in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the term loan facility. The maximum borrowing under the ABL Credit Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the TLB Credit Agreement if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the TLB Credit Agreement, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the TLB Credit Agreement.

The Company utilized the proceeds of borrowings under the revolving credit facility and the proceeds of the term loan (i) to repay in full all existing indebtedness for borrowed money under the Former Credit Agreement and (ii) to finance the acquisition of Taylor, the refinancing of certain indebtedness of Taylor and its subsidiaries, and the payment of fees and expenses in connection with the foregoing. The Company may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, its indebtedness. In addition, the Company’s business is seasonal with a significant amount of its revenue being realized during the latter portion of the year. Therefore, the Company’s borrowing needs fluctuate widely based upon its working capital requirements.

The debt financing obtained in connection with the Company’s acquisition of Taylor increased the Company’s debt and caused the Company to become more highly leveraged, resulting in increased risk of default on its obligations and an increase in debt service requirements which will adversely affect the Company’s financial condition. The Company’s leverage and the effects of seasonal fluctuations in its cash flow, borrowing requirements and ability to borrow could have significant negative consequences on the Company’s financial condition and results of operations, including:

•	impairing the Company’s ability to meet the financial covenants, if and when applicable, contained in the ABL Credit Agreement or to generate cash sufficient to pay interest or principal due under its Debt Agreements, which could result in an acceleration of some or all of the Company’s outstanding debt;

•	limiting the Company’s ability to borrow money, dispose of assets or sell equity to fund the Company’s working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, its operations or business;

•	making the Company more highly leveraged than some of its competitors, which may place the Company at a competitive disadvantage;

•	making the Company more vulnerable to downturns in the economy or its business;

•	requiring a substantial portion of the Company’s cash flow from operations to make interest payments;

•	making it more difficult for the Company to satisfy other obligations;

•	increasing the risk of a future credit ratings downgrade of the Company, which could increase future debt costs and limit the future availability of debt financing; and

•	preventing the Company from borrowing additional funds as needed or taking advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.

To the extent the Company incurs additional indebtedness, the risks described above could increase. In addition, the Company’s actual cash requirements in the future may be greater than expected. The Company’s cash flow from operations may not be sufficient to service its outstanding debt or to repay the outstanding debt as it becomes due, and the Company may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance its debt.

The Company’s failure to meet certain covenants or comply with other requirements of its Credit Agreement may materially and adversely affect the Company’s assets, financial position and cash flows.

The ABL Credit Agreement, under certain circumstances, requires the Company to maintain a certain fixed charge coverage ratio. As a result of this and other covenants within the Debt Agreements, the Company is limited in its ability to incur additional debt, make investments or undertake certain other business activities. These requirements could limit the Company’s ability to obtain future financing and may prevent the Company from taking advantage of attractive business opportunities. The Company’s ability to meet the covenants or requirements in its Debt Agreements may be affected by events beyond the Company’s control, and the Company cannot assure you that it will satisfy such covenants and requirements. A breach of these covenants or the Company’s inability to comply with the restrictions could result in an event of default under the Debt Agreements, which in turn could result in an event of default under the terms of the Company’s other indebtedness. Upon the occurrence of an event of default under the Company’s Debt Agreements, after the expiration of any grace periods, the Company’s lenders could elect to declare all amounts outstanding under the Company’s debt arrangements, together with accrued interest, to be immediately due and payable. If this happens, the Company cannot assure that its assets would be sufficient to repay in full the amounts due under the Debt Agreements or the Company’s other indebtedness.

The Company’s sale of certain accounts receivable subjects the Company to additional liquidity risks.

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

The Company has historically achieved growth through acquisitions, investments and joint ventures. In addition to the acquisition of Taylor, the Company seeks acquisition opportunities that complement and expand its operations, some of which are based outside the United States. There can be no assurance that the Company will be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval or otherwise complete acquisitions in the future.

Additionally, the Company may not be able to successfully integrate the business of Taylor or future acquired businesses into its existing business without substantial costs, delays or other operational or financial difficulties. Potential difficulties the Company may encounter as part of the integration process include the following:

•	the potential inability to successfully combine businesses in a manner that permits the Company to achieve the cost synergies expected to be achieved as a result of the consummation of the acquisition and other benefits anticipated to result from the acquisition;

•	the potential inability to integrate acquired companies’ products and services;

•	challenges leveraging the customer information and technology of the two companies;

•	challenges effectuating the diversification strategy, including challenges achieving revenue growth from sales of each company’s products and services to the clients and customers of the other company;

•	complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, clients, employees, lenders, and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition.

It is possible that the integration process could result in diversion of the attention of each company’s management which could adversely affect each company’s ability to maintain relationships with customers, clients, employees, and other constituencies or the Company’s ability to achieve the anticipated benefits of the acquisition, or could reduce each company’s operating results or otherwise adversely affect the Company’s business and financial results following the acquisition.

The Company’s future results and reputation will suffer if it does not effectively manage its expanded operations following the acquisition.

Following the acquisition of Taylor, the size of the Company’s business will increase substantially. The Company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations, significantly increased foreign operations, and associated increased costs and complexity. There can be no assurances that the Company will be successful following the acquisition.

The Company expects to incur substantial expenses related to the acquisition and integration of Taylor.

The Company expects to incur significant transaction costs and significant synergy planning and integration costs in connection with the acquisition of Taylor. The Company may have substantial expenses related to the acquisition and the related debt financing. While the Company has assumed that this level of expense will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the acquisition expenses, integration expenses and the debt financing expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent these acquisition expenses, integration expenses and debt financing expenses are higher than anticipated, the Company’s future operating results and financial condition may be materially adversely affected and the Company’s ability to meet the covenants mandated by its credit obligations may be impaired.

The Company’s future results following the acquisition of Taylor may differ materially from the unaudited pro forma financial information included in the definitive proxy statement related to the acquisition.

The unaudited pro forma combined financial information contained in the Company’s definitive proxy statement for the special meeting of stockholders to approve the issuance of shares of common stock in connection with the acquisition of Taylor was presented for purposes of presenting the Company’s historical consolidated financial statements with Taylor’s historical consolidated financial statements as adjusted to give effect to the acquisition and is not necessarily indicative of the financial condition or results of operations of the Company following the acquisition. The unaudited pro forma combined financial information reflected adjustments, which was based upon preliminary estimates, to allocate the purchase price to Taylor’s acquired assets and liabilities. The purchase price allocation reflected in the proxy statement is still preliminary, and final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets and liabilities of Taylor as of March 2, 2018, the date of the consummation of the acquisition, which valuation is not yet complete. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect the Company’s financial condition and results of operations following the acquisition. Any change in the Company’s financial condition or results of operations may cause significant variations in the price of the Company’s common stock.

The market price of the Company’s common stock may decline as a result of the acquisition of Taylor or the issuance of shares to Taylor Parent.

The Company anticipates that the acquisition of Taylor will be accretive to earnings per share, after factoring in synergies and excluding costs to achieve synergies and other one-time costs related to the acquisition. This expectation is based on preliminary estimates that are subject to change. The Company could also encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the acquisition, or be subject to other factors that affect preliminary estimates. Any of these factors could cause a decrease in the Company’s earnings per share or adjusted earnings per share or decrease the expected accretive effect of the acquisition and contribute to a decrease in the price of the Company’s common stock.

In addition, the Company is unable to predict the potential effects of the issuance of the shares to Taylor parent on the trading activity and market price of the Company’s common stock. The Company granted certain registration rights to Taylor Parent for the resale of the shares of common stock issued in connection with the acquisition. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of the Company’s common stock available for public trading. Sales of a substantial number of shares of the Company’s common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of the Company’s common stock.

Foreign exchange variability could materially adversely affect the Company’s operating results.

The Company’s functional currency is the U.S. Dollar. Changes in the relation of foreign currencies to the U.S. Dollar will affect the Company’s sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States. The Company transacts a portion of its business in currencies other than the U.S. Dollar, primarily British Pounds, and to a lesser degree, Chinese Renminbi, Euros and Canadian Dollars. Such transactions include sales, certain inventory purchases and operating expenses. As a result, portions of the Company’s cash, trade accounts receivable and trade accounts payable, as well as other assets and liabilities, are denominated in foreign currencies. Accordingly, foreign operations expose the Company to foreign currency fluctuations, both for purposes of actual conversion and financial reporting purposes. In the consolidated financial statements, local currency financial results are translated into U.S. dollars based on the exchange rates prevailing during the reporting periods. During times of a strengthening U.S. dollar, the reported revenues and earnings of the international operations will be reduced because the local currencies will translate into fewer U.S. dollars.

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

A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and fixed assets. At December 31, 2017, goodwill totaled $15.8 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or comparable market sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, further corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that the Company expects. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. If future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.

As of October 1, 2016, the fair value of the Creative Tops reporting unit, which carried goodwill of $2.1 million, was approximately 3% below its carrying value. In 2016 the Company performed the second step of the impairment test by estimating the fair value of the assets and liabilities to determine the implied fair value of goodwill. The implied fair value of goodwill was determined to be greater than the carrying value and no impairment charge was recorded. As of October 1, 2016, the excess of fair value of the Kitchen Craft reporting unit, which carried goodwill of $9.7 million, was approximately 3% over its carrying value.

As of October 1, 2017, the fair values of the Creative Tops and Kitchen Craft reporting units, both exceeded their respective carrying values. Such excess fair value was driven by realized cost savings and, to a larger extent, future cost savings from the combination of the operations expected to be completed in the near term. Changes in any of the significant assumptions used in calculating their respective fair values could materially affect the expected cash flows, and a material non-cash impairment charge could result.

The Company’s acquisition of Taylor will be accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, which will establish a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained. The allocation of purchase price is preliminary at this time; however, the Company believes long-term assets will consist of goodwill and other identifiable intangible assets, including trade names. If the future operating performance of the acquired business does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.

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

The Company self-insures a substantial portion of the costs of employee healthcare and workers compensation. This could result in higher volatility in the Company’s earnings and exposes the Company to higher financial risks. The Company’s medical costs in recent years have generally increased and an aging workforce and other employee demographics could result in an increase in medical costs beyond what the Company has experienced or expects. The Company has stop-loss coverage in place for catastrophic events, but the aggregate impact of a high number of claims up to the Company’s stop-loss limit may have an effect on the Company’s profitability.

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

In 2017, Wal-Mart Stores, Inc., including Sam’s Club and, in the United Kingdom, Asda Superstore (“Walmart”), accounted for approximately 15% of the Company’s consolidated net sales. The Company’s top ten customers accounted for approximately 56% of the Company’s consolidated net sales in 2017. A material reduction in sales to Walmart or other top customers in aggregate, could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by such customers that would cause the Company to materially reduce the price of its products which could result in reduced operating margin. Any significant changes or financial difficulties that affect these customers, such as reduced sales by such customers (whether for reasons that affect a particular customer or the retail industry in general) may also result in reduced demand for the Company’s products. The Company would also be subject to increased credit risk with respect to such customers. In particular, the concentration of the Company’s business with Walmart extends to its international business, including in China, as well as through Vasconia in Mexico and the Company’s strategic alliance in Canada, due to the market presence of Walmart in these foreign countries. Any changes in purchasing practices or decline in the financial condition, of Walmart or other large customers may have a material adverse impact on the business, results of operations and financial condition of the Company.

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

The rapidly changing retail environment could result in the loss of, or material reduction in, sales to certain of the Company’s customers, which could materially adversely affect Company’s business, results of operations, financial condition and cash flows.

The retail environment is highly competitive. Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a greater portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. If the Company’s brick-and-mortar retail customers fail to maintain or grow their overall market position through the integration of physical retail presence and digital retail, these customers may experience financial difficulties including store closures, bankruptcies or liquidations. This could, in turn, substantially reduce the Company’s revenues, increase credit risk and have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

If the Company is unable to effectively manage Taylor’s and the Company’s existing Internet business, its reputation and operating results may be harmed.

The success of Taylor’s and the Company’s Internet business depends, in part, on factors over which the Company may have limited control. The Company must successfully respond to changing consumer preferences and buying trends relating to Internet usage. The Company is also vulnerable to certain additional risks and uncertainties associated with the Internet, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as the Company upgrades its website software; computer viruses; changes in applicable federal and state regulations; security breaches; and consumer privacy concerns. In addition, the Company must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools such as paid search, which may increase its costs and which may not succeed in increasing sales or attracting customers. The Company’s failure to successfully respond to these risks and uncertainties might adversely affect the sales in its Internet business, as well as damage the Company’s reputation and brands.

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

The acquisition of Taylor may result in a loss of customers, clients and strategic alliances.

As a result of the acquisition of Taylor, some of the customers, clients, potential customers or clients or strategic partners of the Company or Taylor may terminate their business relationship with the Company following the acquisition. Potential clients or strategic partners may delay entering into, or decide not to enter into, a business relationship with the Company because of the acquisition. If customer or client relationships or strategic alliances are adversely affected by the acquisition, the Company’s business and financial performance following the acquisition would suffer.

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

Although the Company has agreements with its third party manufacturers regarding quality standards and regularly audits the facilities of its manufacturers, through its quality control program, there can be no assurance that the third party manufacturers will continue to meet the Company’s quality standards, social standards regarding its workforce that are expected in the United States or legislation and regulations that apply to the products the Company contracts to manufacture. Failure by the Company’s manufacturers to meet these standards could, in turn, increase order cancellations, returns and price concessions and decrease customer demand for the Company’s products. Non-compliance with the Company’s product standards, regulatory requirements or product recall (or other regulatory actions) could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2017, sales of licensed brands accounted for approximately 37% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.

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

The Company may need to resort to litigation to enforce or defend its intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by the Company, or a trademark application claiming a trademark, service mark or trade dress also used by the Company, in order to protect the Company’s rights, the Company may have to participate in opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. The Company cannot guarantee that the operation of its business does not infringe or otherwise violate the intellectual property rights of third parties, and the Company’s intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. The costs associated with protecting intellectual property rights, including costs associated with litigation or administrative proceedings, may be material and there can be no assurance that any such litigation or administrative proceedings will be successful. Any such matters or proceedings could be burdensome, divert the time and resources of the Company’s personnel and the Company may not prevail. Furthermore, even if the Company’s intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of the Company’s intellectual property rights, or other parties such as the Company’s competitors may independently develop technologies that are substantially equivalent or superior to the Company’s technology.

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

In September 2017, manufacturing of sterling silver products at the Company’s leased manufacturing facility in San Germán, Puerto Rico was temporarily halted due to Hurricane Maria. The hurricane did not cause significant asset damage at the facility, however the interruption in manufacturing resulted in an increase in certain fixed overhead costs during the year ended December 31, 2017. Manufacturing at the facility resumed during the fourth quarter. The interruption and the recovery efforts did not materially impact the results of operations for the year ended December 31, 2017.

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

The Company relies on many information technology systems for the operation of its principal business functions, including, but not limited to, the Company’s enterprise resource planning, warehouse management, inventory forecast and ordering and call center systems. In the case of the Company’s inventory forecast and ordering system, most of the Company’s orders are received directly through electronic connections with the Company’s largest customers. Additionally, the success of certain product categories in a competitive marketplace is dependent upon the creation and launch of new, innovative products. Accordingly, to keep pace within a competitive retail environment, the Company uses and will continue to evaluate new technologies to improve the efficiency of designing new innovative products. The failure of any of these systems or technologies could have a material adverse effect on the Company’s business and results of operations.

The Company is subject to cyber security risks and may incur increasing costs in efforts to minimize those risks and to comply with regulatory standards.

The Company employs information technology systems and Internet systems, including websites, which allow for the secure storage and transmission of proprietary or confidential information regarding the Company’s customers, employees and others, including credit card information and personal identification information. The Company has made significant efforts to secure its computer network to mitigate the risk of possible cyber-attacks and is continuously working to upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. Despite these efforts security of the Company’s computer networks could be compromised which could impact operations and confidential information could be misappropriated, which could lead to negative publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third-parties for damages which could adversely impact profits.

Additionally, the Company must comply with increasingly complex and rigorous regulatory standards enacted to protect businesses and personal data, including the General Data Protection Regulation (“GDPR”), a comprehensive European Union privacy and data protection reform effective in 2018. GDPR, which applies to companies that are organized in the European Union (or otherwise provide services to consumers who reside in the European Union), imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. Any failure to comply with GDPR, or other regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to the Company’s reputation and credibility, and could have a material adverse effect on the Company’s business and results of operations.

The Company will be subject to additional laws and regulations governing the Internet and e-commerce due to Taylor’s strong online presence and may be subject to future laws and regulations governing the Internet and e-commerce, which could have a material adverse effect on the Company’s operations.

The Company will be subject to additional laws and regulations governing the Internet and e-commerce due to Taylor’s substantial online presence. These existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues would harm the Company’s business. This could, in turn, diminish the demand for the Company’s products on the Internet and increase the cost of doing business.

The Company sells consumer products which involve an inherent risk of product liability claims.

The marketing of certain of the Company’s consumer products involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by the Office of Fair Trading in the U.K., by other regulatory authorities or through private causes of action and the Company has had in the past, and may have in the future, recalls (both voluntary and involuntary) of its products. Any defects in products the Company markets could harm the Company’s reputation, adversely affect its relationship with its customers and decrease market acceptance of the Company’s products and the strength of the brand names under which the Company markets such products. Potential product liability claims may exceed the amount of the Company’s insurance coverage (which is subject to self-insured retention amounts) and could materially damage the Company’s business and its financial condition. Additionally, the Company’s product standards could be impacted by new or revised environmental rules and regulations or other social initiatives.

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

Uncertainties associated with the acquisition of Taylor may cause a loss of management personnel and other key employees of Taylor or the Company which could adversely affect the Company’s future business and operations following the acquisition.

The Company’s success after the acquisition will depend in part upon its ability to retain key management personnel and other key employees of Taylor or the Company. Current and prospective employees of Taylor and the Company may experience uncertainty about their roles within the Company following the acquisition or other concerns regarding the Company’s operations following the acquisition, any of which may have an adverse effect on the Company’s ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the Company will be able to attract or retain key management personnel and other key employees following the acquisition to the same extent that the Company has previously been able to attract or retain such employees.

Governance risks related to the acquisition of Taylor

Pre-existing stockholders will have reduced ownership and voting interests after the acquisition.

The Company issued approximately 27% of its outstanding shares of common stock to Taylor Parent in the acquisition.

Upon the consummation of the acquisition, Taylor Parent became a stockholder of the Company. As a result, the percentage ownership of the Company held by each of the pre-existing stockholders is smaller than such stockholder’s percentage ownership of the Company prior to the acquisition. The Company’s pre-existing stockholders therefore, have proportionately less ownership and voting interests in the Company following the acquisition than they had before the acquisition.

Following the acquisition Taylor Parent has significant influence over the Company and its interests may conflict with the Company’s or its stockholders in the future.

As a result of the issuance of common stock to Taylor Parent, Taylor Parent will have significant influence over the Company. Going forward, Taylor Parent’s degree of control will depend on, among other things, its level of ownership of the Company’s common stock and its ability to exercise certain rights under the terms of the stockholders agreement that the Company entered into with Taylor Parent in connection with the acquisition and merger agreement.

Under the stockholders agreement, for so long as Taylor Parent continues to beneficially own at least 50% of the shares it received at the consummation of the acquisition, neither the Company nor any of its subsidiaries may take any of the following actions without the approval of the directors designated by Taylor Parent, such approval not to be unreasonably withheld: (i) enter into any agreement for a transaction that would result in a change of control of the Company; (ii) consummate any transaction for the sale of all or substantially all of the Company’s assets; (iii) file for reorganization pursuant to Chapter 11, or for liquidation pursuant to Chapter 7, of the U.S. Bankruptcy Code; (iv) liquidate or dissolve the business and affairs of the Company; (v) take any Board of Directors action to seek an amendment to the Company’s Certificate of Incorporation or approve, or recommend that the Company’s stockholders approve, an amendment to the Company’s Amended and Restated Bylaws, except as required by Delaware Law (as defined in the merger agreement) or other applicable law and other than amendments that would not materially and disproportionately affect Taylor Parent; (vi) incur additional debt in excess of $100 million in the aggregate, subject to certain exceptions; (vii) acquire or dispose of assets or a business, in each case with an individual value in excess of $100 million; (viii) terminate the employment of the Chief Executive Officer, other than for cause (in which case the Company shall consult in good faith with Taylor Parent on a replacement Chief Executive Officer); or (ix) adopt a stockholder rights plan that does not exempt as “grandfathered persons” the stockholders party to the stockholders agreement and their affiliates from being deemed “acquiring persons” due to their beneficial ownership of the common stock of the Company upon the public announcement of adoption of such stockholder rights plan (it being understood that no such plan shall restrict any stockholder party to the Stockholders Agreement or its affiliates from acquiring, in the aggregate, common stock up to the level of their aggregate percentage beneficial ownership as of the public announcement of the adoption of such stockholder rights plan).

Accordingly, Taylor Parent’s influence over the Company and the consequences of such control could have a material adverse effect on the Company’s business and business prospects and negatively impact the trading price of its common stock.

Changes in the Company’s management team may adversely affect the Company’s operations.

Upon the consummation of the acquisition, Robert B. Kay became the Company’s new Chief Executive Officer. The Company’s prior Chief Executive Officer, Jeffrey Siegel, remains with the Company in a new role as the Executive Chairman of the Board. Other members of Taylor’s senior management became officers of the Company, as well. The Company may encounter challenges with the integration of new members of its management team. Although many of the new members of the Company’s management team have substantial experience managing companies in its industry, they lack experience managing public companies or companies of the size and scope of the Company. The Company cannot assure you that they will not require significant time to learn the Company’s business and become familiar with various aspects of its operations. The devotion of a significant portion of their time to the integration of the Company’s businesses and their lack of experience may adversely affect the Company’s operations.

The acquisition resulted in changes to the Company’s Board of Directors that may affect the strategy and operations of the Company as compared to that of the Company and Taylor on a stand-alone basis.

Upon consummation of the acquisition, the composition of the Company’s Board of Directors changed. Following the consummation of the acquisition, the Company’s Board of Directors increased from 10 to 13 directors and Robert B. Kay and two new directors designated for appointment to the Board of Directors by Taylor Parent, Bruce Pollack and Michael Schnabel, became members of the Board of Directors. This new composition of the Board of Directors may affect the Company’s business strategy and operating decisions following consummation of the acquisition. In addition, there can be no assurances that the new Board of Directors will function effectively as a team and that there will not be any adverse effects on the business as a result.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the principal properties at which the Company operated its business at December 31, 2017:

Location	Description	Size (square feet)	Owned/ Leased
Fontana, California (1) (4)	West Coast warehouse and distribution facility	753,000	Leased
Rialto, California (1) (4)	West Coast warehouse and distribution facility	703,000	Leased
Robbinsville, New Jersey(1)	Principal East Coast warehouse and distribution facility	700,000	Leased
Birmingham, England (2)	Offices, showroom, warehouse and distribution facilities	204,000	Leased
Winchendon, Massachusetts(1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Corby, England (2)	Offices, showroom, warehouse and distribution facility	168,000	Leased
Garden City, New York(3)	Corporate headquarters/main showroom	159,000	Leased
Medford, Massachusetts(1)	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico(1)	Sterling silver manufacturing facility	55,000	Leased
Shanghai, China(3)	Offices	22,000	Leased
Guangzhou, China(3)	Offices	18,000	Leased
New York, New York (1)	Showrooms	17,000	Leased
York, Pennsylvania(1)	Offices	14,000	Leased
Atlanta, Georgia(1)	Showrooms	11,000	Leased
Kowloon, Hong Kong(3)	Offices and showroom	7,300	Leased
Bentonville, Arkansas(1)	Offices and showroom	7,000	Leased
Newton, Pennsylvania (1)	Offices	5,900	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin(1)	Showroom	4,000	Leased

(1)	Location primarily used by the U.S. Wholesale segment.
(2)	Location used by the International segment.
(3)	Location used by all segments.
(4)	In February 2017 the Company entered into a lease agreement for warehouse and distribution space in Rialto, California. The Company took possession of this facility in December 2017. The facility will serve as the Company’s West Coast distribution facility primarily for its U.S. Wholesale segment and will replace the Company’s existing Fontana, California facility, the lease for which expires in March 2018.

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

	2017		2016
	High	Low	High	Low
First quarter	$21.20	$13.80	$15.45	$11.29
Second quarter	20.85	17.60	17.80	12.70
Third quarter	20.20	15.85	16.03	12.03
Fourth quarter	19.70	15.85	19.35	12.55

At December 31, 2017, the Company estimates that there were approximately 1,700 record holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2017.

In the last two fiscal years, the Board of Directors declared a dividend of $0.0425 per share payable on each of May 16, 2016, August 15, 2016, November 15, 2016, February 15, 2017, May 15, 2017, August 15, 2017, November 15, 2017 and February 15, 2018. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time. On March 8, 2018, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2018 to shareholders of record on May 1, 2018. The Company’s Credit Agreement, however, may restrict its ability to declare and pay dividends, establishing conditions that are to be met prior to making any dividend payment as well as restrictions on the amount of any dividend payment.

The following table summarizes the Company’s equity compensation plan as of December 31, 2017:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants or rights (1)	Weighted- average exercise price of outstanding options (2)	Number of shares of common stock remaining available for future issuance
Equity compensation plan approved by security holders	1,799,538	$13.64	619,369
Equity compensation plan not approved by security holders	—	—	—

Total	1,799,538	$13.64	619,369

(1)	Securities reported in this column include outstanding options to purchase 1,456,200 shares of common stock as well as 343,338 deferred stock awards, the maximum number of performance-based deferred stock awards where the underlying shares have not been issued.
(2)	The weighted-average exercise price takes into account option awards but not the shares subject to performance-based deferred stock awards.

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	NASDAQ Market Index
12/31/2012	$100.00	$100.00	$100.00
12/31/2013	$149.59	$146.57	$140.12
12/31/2014	$165.11	$177.44	$160.78
12/31/2015	$128.63	$202.37	$171.97
12/31/2016	$174.17	$208.68	$187.22
12/31/2017	$163.34	$146.73	$242.71

(1)	The graph assumes $100 was invested as of the open of trading on January 1, 2013 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2013, 2014, 2015, 2016 and 2017. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether or not the chart is prepared before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing. A list of the companies included in the Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data at December 31, 2015, 2014 and 2013 have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS DATA(1)	(in thousands, except per share data)
Net sales	$579,476	$592,619	$587,670	$586,010	$502,721
Cost of sales	364,319	375,719	373,284	373,129	315,459
Distribution expenses (2)	58,050	57,006	54,815	54,202	44,364
Selling, general and administrative expenses (3)	140,903	130,397	134,903	133,786	114,345
Intangible asset impairment	—	—	—	3,384	—
Restructuring expenses	1,024	2,420	437	125	367

Income from operations	15,180	27,077	24,231	21,384	28,186
Interest expense	(4,291)	(4,803)	(5,746)	(6,418)	(4,847)
Financing expense	—	—	(154)	(758)	—
Loss on early retirement of debt	(110)	(272)	—	(346)	(102)

Income before income taxes, equity in earnings and extraordinary item	10,779	22,002	18,331	13,862	23,237
Income tax provision	(9,032)	(7,030)	(6,627)	(5,825)	(9,175)
Equity in earnings (losses), net of taxes (4)	407	748	574	(6,493)	(4,781)

Net income	$2,154	$15,720	$12,278	$1,544	$9,281

Basic income per common share	$0.15	$1.11	$0.89	$0.11	$0.73

Weighted-average shares outstanding – basic	14,505	14,174	13,850	13,519	12,757

Diluted income per common share	$0.14	$1.08	$0.86	$0.11	$0.71

Weighted-average shares outstanding – diluted	14,955	14,549	14,266	13,974	13,043

Cash dividends declared per common share	$0.17	$0.17	$0.16	$0.15	$0.13125

	December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA(1)	(in thousands)
Current assets	$258,423	$256,447	$243,380	$258,117	$214,676
Current liabilities	71,515	91,286	91,361	83,869	69,494
Working capital	186,908	165,161	152,019	174,248	145,182
Total assets	401,521	399,854	398,331	421,402	336,739
Short-term borrowings	69	9,456	19,898	10,765	3,937
Long-term debt	94,744	86,201	80,350	127,655	65,919
Stockholders’ equity	210,279	197,728	199,468	188,233	180,905

Notes:

(1)	The acquisition of Kitchen Craft in January 2014 affects the comparability of the periods.
(2)	The 2016 period includes a $1.3 million charge to correct prior years’ depreciation of certain assets within the U.S. Wholesale segment.
(3)	In 2015 and 2014, the Company recorded a net charge of $0.7 million and a credit of $4.2 million, respectively, related to adjustments to the fair value of certain contingent consideration. The 2017, 2016 and 2015 periods include the impact of unrealized gains (losses) on foreign currency contracts of ($2.8) million, $0.7 million and $0.3 million, respectively.
(4)	In 2013, the Company recorded a charge of $5.0 million, net of tax for a reduction of the fair value of the Company’s investment in Vasconia. In 2014, the Company recorded a charge of $6.0 million, net of tax, for a reduction of the fair value of the Company’s investment in GSI.

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

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products that people use to prepare, serve and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, food storage and home décor). In 2017, Kitchenware products and Tableware products accounted for approximately 89% of the Company’s U.S. Wholesale net sales and 88% of the Company’s consolidated net sales. In 2016, Kitchenware products and Tableware products accounted for approximately 90% of the Company’s U.S. Wholesale net sales and 88% of the Company’s consolidated net sales.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry including Farberware®, Mikasa®, KitchenAid®, Pfaltzgraff®, KitchenCraft®, Fitz and Floyd®, Sabatier®, Kamenstein®, Built NY®, MasterClass®, Fred® and LaCafetière®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands, including complementary brands in markets outside the United States, and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

On December 22, 2017, the Company entered into a Merger Agreement for the acquisition of Taylor by the Company. At a special meeting of stockholders held on February 28, 2018, stockholders approved the issuance of shares of the Company’s common stock pursuant to the Merger Agreement. The acquisition was completed on March 2, 2018, for approximately $297.3 million, including approximately 5.6 million newly issued shares of the Company’s common stock. Taylor and its subsidiaries (dba Filament Brands) primarily design, market and distribute consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products and select outdoor products to major retailers in the United States, Canada and select distributors throughout Europe and Asia. Taylor distributes products under the Taylor, Salter, Springfield, HoMedics, Rabbit, Houdini, Metrokane, Mako, EatSmart, TravelWise, Chef’n, Vibe, d.stil, RBT and private label brand names.

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

The Company recorded equity in earnings of Vasconia, net of taxes, of $415,000, $570,000 and $594,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

In 2016 the Company sold its 40% equity interest in GS Internacional S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil. The Company initially acquired GSI in December 2011 and accounted for this investment using the equity method of accounting; however, impairment losses recognized in 2014 reduced the value of the investment to zero. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000 which is included within equity in earnings (losses), net of tax for the year ended December 31, 2016.

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

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2017, 2016 and 2015, net sales for the third and fourth quarters accounted for 60%, 61% and 59% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

IMPACT OF INFLATION

Inflation rates in the United States and in major foreign countries where the Company operates have not had a significant impact on its results of operations or financial position during 2017, 2016 or 2015. The Company will continue its practice of monitoring costs and adjusting prices, accordingly.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES

Adopted Accounting Pronouncements

Effective January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard requires, on a prospective basis, all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The standard also allows an employer to repurchase more of an employee’s shares than is currently allowed for tax withholding purposes without triggering liability accounting, and allows companies to make a policy election to account for forfeitures as they occur. In connection with the adoption of this standard, the Company adopted a policy to account for forfeitures as they occur on a modified retrospective basis. The change in policy of accounting for forfeitures resulted in a $46,000 decrease to retained earnings, net of tax, which the Company recorded as of January 1, 2017. Upon adoption of ASU 2016-09, on a prospective basis, excess tax benefits from share-based award activity are presented as an operating activity in the Company’s statement of cash flow.

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

Accounting Pronouncements to be Adopted in Future Periods

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption, which the Company did not elect, is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

The Company adopted the new guidance on January 1, 2018, using the modified retrospective transition method and will apply this approach to those contracts that were not completed as of that date. The Company completed its evaluation of customer agreements and changes to its controls to support recognition and disclosures under the new guidance. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.9	63.4	63.5

Gross margin	37.1	36.6	36.5
Distribution expenses	10.0	9.6	9.3
Selling, general and administrative expenses	24.3	22.0	23.0
Restructuring	0.2	0.4	0.1

Income from operations	2.6	4.6	4.1
Interest expense	(0.7)	(0.8)	(1.0)
Loss on early retirement of debt	—	—	—

Income before income taxes and equity in earnings	1.9	3.8	3.1
Income tax provision	(1.6)	(1.2)	(1.1)
Equity in earnings, net of taxes	0.1	0.1	0.1

Net income	0.4%	2.7%	2.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 COMPARED TO 2016

Net Sales

Net sales for the year 2017 were $579.5 million, a decrease of $13.1 million, or 2.2%, compared to net sales of $592.6 million in 2016.

Net sales for the U.S. Wholesale segment in 2017 were $462.6 million, a decrease of $8.4 million, or 1.8%, compared to net sales of $471.0 million in 2016.

Net sales for the U.S. Wholesale’s Kitchenware product category in 2017 were $276.6 million, a decrease of $10.2 million, or 3.6%, compared to net sales of $286.8 million in 2016. The decrease in the U.S. Wholesale’s Kitchenware product category was attributable to declines in pantryware and cutlery warehouse club sales and a decline in tools and gadget sales due to certain retailer programs not repeating. These declines were partially offset by an increase in bakeware sales and an increase in sales to on-line retailers across all Kitchenware product categories.

Net sales for the U.S. Wholesale’s Tableware product category in 2017 were $134.0 million, a decrease of $1.9 million, or 1.4%, compared to net sales of $135.9 million for 2016. The Tableware product category sales decrease was primarily attributable to a decline in housewares and metals warehouse club programs. These decreases were partially offset by an increase in sales from Fitz and Floyd of approximately $7.0 million.

Net sales for the U.S. Wholesale’s Home Solutions products category in 2017 were $52.0 million, an increase of $3.7 million, or 7.7%, compared to net sales of $48.3 million in 2016. The increase reflects an increase in hydration programs and a new lunch bag program at a warehouse club. This increase was partially offset by a decline in home décor sales attributable to the SKU simplification initiative.

Net sales for the International segment in 2017 were $97.8 million, a decrease of $3.3 million, compared to net sales of $101.1 million for 2016. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased approximately 0.3%. The increase, in constant currency, is due to an increase in kitchenware sales to on-line retailers and export sales, partially offset by a decline in tableware sales with certain customers.

Net sales for the Retail Direct segment in 2017 were $19.1 million, a decrease of $1.5 million, or 7.3%, compared to $20.6 million for 2016. The decrease was attributable a reduction in new products introduced during the 2017 period as compared to the 2016 period.

Gross margin

Gross margin for 2017 was $215.2 million, or 37.1%, compared to $216.9 million, or 36.6%, for the corresponding period in 2016.

Gross margin for the U.S. Wholesale segment was $170.9 million, or 36.9%, for 2017 compared to $169.4 million, or 36.0%, for 2016. Gross margin fluctuates from period to period based on a number of factors, including product and customer mix. The increase in margin is attributable to changes in customer and product mix in the Kitchenware and Tableware product categories and a reduction in customer allowances. These increases were partially offset by a decrease in gross margin in the Home Solutions product category due a change in customer mix and an increase in customer allowances.

Gross margin for the International segment was $31.8 million, or 32.5%, for 2017 compared to $33.7 million, or 33.4%, for 2016. The decrease in gross margin in the International segment is a result of a change in customer mix, tableware product lines de-emphasized and higher customer allowances. The decrease in gross margin in the International segment is also the result of the strengthened U.S. Dollar against the Pound Sterling.

Gross margin for the Retail Direct segment was $12.5 million, or 65.5%, for 2017 compared to $13.8 million, or 67.0%, for 2016. The decrease in gross margin percentage in Retail Direct reflects an increase in clearance sales activity in the 2017 period.

Distribution expenses

Distribution expenses were $58.1 million for the 2017 period as compared to $57.0 million for the 2016 period. In 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the year ended December 31, 2016 includes $1.2 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of December 31, 2016. Excluding this additional depreciation expense, distribution expenses as a percentage of net sales were 10.0% and 9.4% in 2017 and 2016, respectively.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 8.9% in 2017 and 8.5% in 2016. Excluding the additional depreciation expense described above, distribution expenses as a percentage of net sales for the U.S. Wholesale segment were approximately 8.2% in 2016. Excluding the depreciation expense described above, distribution expenses as a percentage of sales shipped from the Company’s warehouses located in the United States for the U.S. Wholesale segment were 9.7% and 9.0% for 2017 and 2016, respectively. The increase reflects expenses associated with the Company’s west coast distribution facility relocation, including inefficiencies in preparation for the relocation, as well an increase in employee costs and facility expenses on lower sales. The increase is also partially attributable to an increase in freight expense on higher sales to prepaid freight customers.

Distribution expenses as a percentage of net sales for the International segment were approximately 10.8% and 10.9% for 2017 and 2016, respectively. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the International segment were 12.3% and 12.6% for 2017 and 2016, respectively. The decrease reflects improved labor management and a decrease in freight rates.

Distribution expenses as a percentage of net sales for the Retail Direct segment were 33.0% for 2017 compared to 30.6% for 2016. The increase reflects lower sales and an increase in freight rates.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for 2017 were $140.9 million, an increase of $10.5 million, or 8.1%, as compared to $130.4 million for 2016.

SG&A expenses for 2017 for the U.S. Wholesale segment were $90.0 million, an increase of $2.5 million, or 2.9%, compared to $87.5 million for 2016. The 2017 period reflects employee severance, intangible amortization related to the Company’s 2016 acquisitions, the inclusion of Fitz and Floyd and expenses associated with retailer credit concerns. The increase was partially offset by a decrease in short term incentive compensation expense. As a percentage of net sales, SG&A expenses were 19.5% for 2017 compared to 18.6% for 2016.

SG&A expenses for 2017 for the International segment were $27.1 million, compared to $19.7 million for 2016. The increase was due in part to unrealized losses on foreign currency contracts of $2.8 million in the current period, resulting from the Company’s hedging activity, as compared to unrealized gains of approximately $0.7 million in 2016. The 2016 period includes realized gains on the settlement of foreign currency contracts of approximately $1.4 million and translation gains of approximately $1.7 million. These gains were not repeated in 2017. The 2017 period also includes expenses of approximately $0.7 million attributable to the implementation of SAP. As a percentage of net sales, SG&A expenses increased to 27.7% for 2017 compared to 19.5% for 2016.

SG&A expenses for 2017 for the Retail Direct segment were $6.6 million compared to $6.7 million for 2016. The decrease was primarily due to a decrease in selling expenses.

Unallocated corporate expenses for 2017 were $17.2 million compared to $16.5 million for 2016. The increase in the 2017 period was primarily attributable to an increase in professional and acquisition related fees, partially offset by a decrease in short term incentive compensation expense.

Restructuring expenses

During 2017, the Company recorded $1.0 million of restructuring expense, primarily for severance, related to the integration of operations in Europe.

Restructuring expenses related to the U.S. Wholesale restructuring plan were $2.4 million for 2016. The expense for the 2016 period includes severance of approximately $0.7 million and consulting expense of approximately $1.6 million.

Interest expense

Interest expense for 2017 was $4.3 million compared to $4.8 million for 2016. The decrease in expense is attributable to the use of operating cash flow to reduce indebtedness and a decrease in the average borrowing rate due to Term Loan repayments.

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

Income tax provision

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate tax law and policy since 1986 and certain provisions are extremely complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).

The lower U.S. corporate income tax rate is effective January 1, 2018, however the U.S. deferred tax assets and liabilities were adjusted in 2017 when the new tax law was enacted. Additionally, in 2017, as part of the transition to the new quasi-territorial tax system, the Tax Act imposes a one-time tax on deemed repatriation of foreign subsidiaries’ earnings. The estimated impact of the Tax Act summarized below is further described in the Notes to the consolidated financial statements (Note J).

The income tax provision was $9.0 million in 2017 and $7.0 million in 2016. The Company’s effective tax rate for 2017 was 83.8%, compared to 32.0% for 2016. The higher effective tax rate in 2017 was driven by the reduced deferred tax assets resulting from the application of a lower corporate tax rate under the Tax Act and the estimated transition tax. The higher rate in 2017 also resulted from foreign pretax losses in jurisdictions where the local statutory rate is lower than the current U.S. corporate income tax rate and a portion for which no benefit has been recognized due to a valuation allowance. The effective tax rate in 2016 reflected a reduction of deferred tax liabilities in the U.K. as a result of a rate change enacted in 2016 as well as a favorable foreign tax rate differential for income earned in the U.K.

Year Ended December 31, 2017
(in thousands)
Transition tax on non-U.S. subsidiaries’ earnings	$338
Re-measurement of U.S. deferred tax assets and liabilities	2,981

Total impact of the Tax Act on the provision for income taxes	$3,319

Due to the complexities involved in accounting for the recently enacted Tax Act, the Company is required to include in its financial statement the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance. The Company is continuing to assess the impact from the Tax Act and may record adjustments in 2018.

Equity in earnings (losses)

The Company’s equity in earnings (losses), net of tax, for 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Equity in earnings of Grupo Vasconia:
Equity earnings, net of tax	$176	$1,087
Tax benefit (provision) recorded in equity in earnings (1)	239	(517)

Equity in earnings of Grupo Vasconia	415	570
Equity in earnings of GSI:
Gain on sale of investment, net of tax	—	189

Equity in earnings of GSI	—	189
Equity in losses of other investments	(8)	(11)

	$407	$748

(1)	Income tax provision related to the valuation allowance for deferred taxes associated with the cumulative foreign currency translation adjustment.

Equity in earnings of Vasconia, net of taxes, was $415,000 in 2017, as compared to $570,000 in 2016. Vasconia reported income from operations for 2017 of $10.5 million, as compared to $5.6 million for 2016 and net income of $1.2 million in 2017, compared to $3.5 million in 2016.

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

Net sales for the International segment in 2016 were $101.1 million, a decrease of $6.9 million, compared to net sales of $108.0 million for 2015. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased approximately 5.6%. The increase, in constant currency, is due to an increase in kitchenware sales to on-line retailers and export sales, partially offset by a small decline in tableware sales with certain customers.

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

Equity in earnings (losses)

The Company’s equity in earnings (losses), net of tax, for 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Equity in earnings of Grupo Vasconia:
Equity earnings, net of tax	$1,087	$1,897
Tax provision recorded in equity in earnings (1)	(517)	(1,303)

Equity in earnings of Grupo Vasconia	570	594
Equity in earnings of GSI:
Gain on sale of investment, net of tax	189	—

Equity in earnings of GSI	189	—
Equity in losses of other investments	(11)	(20)

	$748	$574

(2)	Income tax provision related to the valuation allowance for deferred taxes associated with the cumulative foreign currency translation adjustment.

Equity in earnings of Vasconia, net of taxes, was $570,000 in 2016, as compared to $594,000 in 2015. Vasconia reported income from operations for 2016 of $5.6 million, as compared to $10.6 million for 2015 and net income of $3.5 million in 2016, compared to $7.4 million in 2015.

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

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced using the lower of cost (first-in, first-out basis) or net realizable value. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment. If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of the inventory to its net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation.

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

The Company bypassed the optional qualitative impairment analysis for its three reporting units with goodwill for its October 1, 2017 impairment test. Accordingly, the first step of the two step goodwill impairment test, as described above, was performed. Under the first step, the estimated fair value of each of the reporting units was determined using both the income approach and the market approach. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. Under the income and market approach, the resultant estimated fair value of the three reporting units exceeded their carrying value as of October 1, 2017.

Management’s projections used to estimate the cash flows included increasing net sales and operational improvements designed to reduce costs at the Company’s international reporting units. The planned cost savings are in line with that of a market participant and are estimated based on the integration of the Company’s legal entities operating in Europe. The attainment of the savings from the operational improvements in Europe are a critical factor in the determination of the fair value of the Kitchen Craft and Creative Tops reporting units.

Changes in any of the significant assumptions used in the valuation of the Company’s reporting units can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to the second step of the test and potentially a material non-cash impairment charge could result. The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting unit being less than the carrying value.

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

Share-based compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, “Stock Compensation”, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards. Forfeitures are accounted for as they occur.

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

In 2016, to reduce costs and achieve synergies, the Company began the process of integrating its legal entities operating in Europe. During the 2017, the Company recorded $1.0 million of restructuring expense related to the execution of this plan, primarily related to severance. The Company does not expect to incur additional restructuring charges in 2018 related to this integration.

In December 2015, the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. The Company expanded this restructuring plan in 2016 to focus on specific actions required to achieve the plan’s objectives. The Company recorded $2.4 million and $437,000 of restructuring expenses during the years ended December 31, 2016 and 2015, respectively, related to the execution of this plan. The expense for the 2016 period includes severance of approximately $0.7 million and consulting expense of approximately $1.6 million. The Company did not incur additional restructuring charges in 2017 and does not expect to incur additional restructuring charges in 2018, in each case, related to this plan.

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

On December 22, 2017, the Tax Act was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate tax law and policy since 1986 and certain provisions are extremely complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).

The lower U.S. corporate income tax rate is effective January 1, 2018, however the Company’s U.S. deferred tax assets and liabilities were adjusted in 2017 when the new tax law was enacted. Additionally, in 2017, as part of the transition to the new quasi-territorial tax system, the Tax Act imposes a one-time tax on deemed repatriation of foreign subsidiaries’ earnings.

On December, 22, 2017, SAB 118 was issued due to the complexities involved in accounting for the recently enacted Tax Act. SAB 118 requires the Company to include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. The Company is continuing to assess the impact from the Tax Act and will record adjustments in 2018. The final impact on the Company from the Tax Act’s transition tax legislation may differ from the reasonable estimate due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax’s reasonable estimate.

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

Foreign currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Income and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, including the unrealized gain or loss on the fair value of foreign exchange contracts not designated as hedges and the realized gain or loss on all foreign exchange contracts, whether or not designated as hedges, are recognized in selling, general and administrative expenses in the consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility under the ABL Credit Agreement. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, acquisitions and investments and payments of principal and interest on its debt.

At December 31, 2017, the Company had cash and cash equivalents of $7.6 million compared to $7.9 million at December 31, 2016, working capital of $186.9 million at December 31, 2017 compared to $165.2 million at December 31, 2016 and the current ratio (current assets to current liabilities) was 3.6 to 1.0 at December 31, 2017 compared to 2.8 to 1.0 at December 31, 2016.

Borrowings under the Company’s Revolving Credit Facility increased to $94.7 million at December 31, 2017 compared to $86.2 million at December 31, 2016. The borrowings in 2017 were primarily attributable to the pay down of the Company’s Term Loan and the financing of the Fitz and Floyd acquisition.

The Company believes that availability under its revolving credit facility under its ABL Credit Agreement and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient. The Company closely monitors the creditworthiness of its customers. Based upon its evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially affected by changes in the future.

Credit Facilities

At December 31, 2017, the Company’s Credit Agreement, which was to expire in January 2019, provided for, among other things, the Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which was available for multi-currency borrowings) and a Term Loan. At December 31, 2017, borrowings outstanding under the Revolving Credit Facility were $94.7 million and open letters of credit were $3.2 million. At December 31, 2017, availability under the Revolving Credit Facility was approximately $58.0 million. The Term Loan was repaid in full in April 2017. Interest rates on outstanding borrowings under the Revolving Credit Facility at December 31, 2017 ranged from 2.5% to 5.5%.

In connection with the Company’s acquisition of Taylor, on March 2, 2018, (1) the Company entered into a new credit agreement (with all exhibits, schedules and attachments thereto, the “ABL Credit Agreement”) with the Company, as a borrower and a guarantor, the other borrowers (the “ABL Borrowers”) party thereto, the other guarantors party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the lenders and issuing banks party thereto, evidencing a senior secured asset-based revolving credit facility provided to the Company and the ABL Borrowers in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and (2) the Company entered into a new loan agreement (with all exhibits, schedules and attachments thereto, the “TLB Credit Agreement”) with the Company, as the borrower and a guarantor, the other guarantors, JPMorgan, as administrative agent, Golub Capital LLC, as syndication agent, and the lenders party thereto, providing for a senior secured term loan credit facility to the Company in the principal amount of $275.0 million, which will mature on February 28, 2025. The term loan facility will be repaid, commencing June 30, 2018, in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the term loan facility. The maximum borrowing under the ABL Credit agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the TLB Credit Agreement if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the TLB Credit Agreement, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the TLB Credit Agreement.

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) base rate, defined as the greater of the prime rate, a federal funds based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Credit Agreement. The margin with respect to the revolving credit facility is, until financial statements for the first full fiscal quarter ending after the Closing are delivered, 0.50% per annum in the case of base rate borrowings and 1.50% per annum in the case of LIBOR borrowings.

The term loan facility bears interest, at the Company’s option, at one of the following rates: (i) base rate, defined as the greater of the prime rate, a federal funds based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%.

The Company utilized the proceeds of borrowings under the revolving credit facility and the proceeds of the term loan (i) to repay in full all existing indebtedness for borrowed money under its former Credit Agreement, and (ii) to finance the acquisition of Taylor, the refinancing of certain indebtedness of Taylor and its subsidiaries, and the payment of fees and expenses in connection with the foregoing.

Availability under the ABL Credit Agreement depends on the valuation of certain current assets and the Company’s ability to meet and maintain a financial ratio, if and when applicable. Due to the Company’s seasonality, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Credit Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

The Company will classify a portion of the revolving credit facility under its ABL Credit Agreement as a current liability if the Company intends to and is able to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions.

The Company’s payment obligations under its debt agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Credit Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Credit Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the debt agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interest consists of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Credit Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the TLB Credit Agreement and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “TLB Collateral”) pledged as collateral in favor of lenders under the TLB Credit Agreement and a second-priority lien in the TLB Collateral in favor of the lenders under the ABL Credit Agreement.

The debt agreements provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Credit Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Credit Agreement is less than the greater of $15.0 million and 10% of the aggregate commitment under the ABL Credit Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million and 10% of the aggregate commitment under the ABL Credit Agreement for forty-five (45) consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.

The Company was in compliance with the financial covenants of the former Credit Agreement at December 31, 2017.

The Company expects that it will continue to borrow and repay funds, subject to availability, under the ABL Credit Agreement based on working capital and other corporate needs.

Covenant Calculations

Consolidated adjusted EBITDA, as provided below, is used in the calculation of covenants provided for in the Company’s Credit Agreement as of December 31, 2017. The following is the Company’s Consolidated adjusted EBITDA for the last four fiscal quarters:

Consolidated adjusted EBITDA for the four quarters ended December 31, 2017
(in thousands)
Three months ended December 31, 2017	$19,162
Three months ended September 30, 2017	15,683
Three months ended June 30, 2017	2,817
Three months ended March 31, 2017	2,546

Total for the four quarters	$40,208

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

The following is a reconciliation of net income as reported to Consolidated adjusted EBITDA for the years ended December 31, 2017 and 2016 and each fiscal quarter of 2017 and 2016:

	Three Months Ended				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
			(in thousands)
Net income as reported	$(1,331)	$(2,096)	$4,330	$1,251	$2,154
Subtract out:
Undistributed equity (earnings) losses, net	(540)	(430)	326	265	(379)
Add back:
Income tax provision (benefit)	(944)	(1,698)	3,505	8,169	9,032
Interest expense	941	1,001	1,172	1,177	4,291
Loss on early retirement of debt	—	110	—	—	110
Depreciation and amortization, net	3,286	3,348	4,063	3,468	14,165
Stock compensation expense	804	726	952	908	3,390
Restructuring expenses (1)	—	254	272	498	1,024
Severance expense(1)	—	155	—	166	321
Warehouse relocation(1)	—	—	—	667	667
Permitted acquisition related expenses, net of acquisition not completed	35	(9)	166	2,424	2,616
Unrealized loss (gain) on foreign currency contracts	295	1,456	897	169	2,817

Consolidated adjusted EBITDA	$2,546	$2,817	$15,683	$19,162	$40,208

	Three Months Ended				Year Ended
	March 31, 2016 (2)	June 30, 2016(2)	September 30, 2016(2)	December 31, 2016(2)	December 31, 2016(2)
			(in thousands)
Net income as reported	$(4,288)	$(1,191)	$6,452	$14,747	$15,720
Subtract out:
Undistributed equity (earnings) losses, net	150	(18)	138	(814)	(544)
Add back:
Income tax provision (benefit)	(2,270)	(473)	2,961	6,812	7,030
Interest expense	1,193	1,122	1,231	1,257	4,803
Loss on early retirement of debt	—	272	—	—	272
Depreciation and amortization	3,484	3,578	4,682	2,404	14,148
Stock compensation expense	803	487	825	827	2,942
Restructuring expenses (1)	641	1,060	—	719	2,420
Permitted acquisition related expenses, net of acquisition not completed	555	369	363	(852)	435
Unrealized loss (gain) on foreign currency contracts	(199)	(212)	25	(359)	(745)

Consolidated adjusted EBITDA	$69	$4,994	$16,677	$24,741	$46,481

(1)	Restructuring expenses, severance expenses and warehouse relocation expenses represent non-recurring charges incurred during such periods and are permitted exclusions from the Company’s Consolidated adjusted EBITDA, pursuant to the Company’s Credit Agreement.
(2)	Consolidated adjusted EBITDA presented above has been re-cast to exclude the non-cash gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments, recognized in earnings. These non-cash gains and losses are permitted to be excluded from the EBITDA covenant in the Company’s Credit Agreement.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.8 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At December 31, 2017 and 2016, RMB 0.5 million ($69,000) and RMB 0.8 million ($113,000), respectively, was outstanding under the HSBC Facility. Outstanding borrowings at December 31, 2017 carried an interest rate of 5.0%.

Accounts Receivable Purchase Agreement

In order to improve its liquidity during seasonally high working capital periods, in 2016 the Company entered into an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume credit risk of the Receivables purchased; provided, however, that the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold $90.2 million of Receivables during the year ended December 31, 2017. Charges of $328,000 and $131,000 related to the sale of the Receivables are included in Selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively.

Inventory

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors and customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2017, inventory turnover was 2.9 times, or 126 days, as compared to 3.1 times, or 119 days, for the three months ended December 31, 2016. The decrease in turnover and increase in turnover days is, in part, the result of a reduction in U.S. Wholesale segment sales volume.

Capital expenditures

Capital expenditures for the year ended December 31, 2017 were $6.3 million.

Derivatives

At December 31, 2017 the Company was a party to interest rate swap agreements with an aggregate notional amount of $5.3 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and were set to expire in June 2018, and the notional amounts amortized over this period. In March 2018 the Company terminated these swap agreements in connection with entering into the new Debt Agreements described above.

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. None of these foreign exchange contracts were designated as hedges as required in order to apply hedge accounting. An aggregate notional amount of $34.9 million foreign exchange contracts are open at December 31, 2017.

Dividends

The Board of Directors declared a dividend of $0.0425 per share, payable on each of May 16, 2016, August 15, 2016, November 15, 2016, February 15, 2017, May 15, 2017, August 15, 2017, November 15, 2017 and February 15, 2018.

Operating activities

Net cash provided by operating activities was $17.0 million in 2017 compared to $29.7 million in 2016 and $46.5 million in 2015. The decrease was primarily attributable to an increase in payments of accounts payable and accrued expenses, partially offset by a reduction in inventory purchases and a change in the timing of collection of receivables.

Investing activities

Net cash used in investing activities was $15.4 million in 2017 compared to $24.4 million in 2016 and $5.0 million in 2015. The 2017 investing activity includes the Company’s acquisition of Fitz and Floyd and the 2016 investing activity includes the Company’s acquisition of inventory and intangibles of the Kitchen division of Focus Products Group, LLC, and the Copco® product lines. No such investing activities occurred in 2015. The 2017 investing activity also includes software capital expenditure related to SAP and capital expenditures related to the Company’s relocation of its west coast warehouse and distribution facility.

Financing activities

Net cash used in financing activities was $2.3 million in 2017 compared to $4.2 million in 2016 and $39.1 million in 2015. In 2017 the Company had net repayments of $1.5 million under its Credit Agreement, which included net borrowings of $8.0 million under its Revolving Credit Facility and $9.5 million repayment under its Term Loan. The Company had net repayments of $4.0 million under its Credit Agreement in 2016, which included net borrowings of $21.4 million under its Revolving Credit Facility and the repayment of $25.5 million under its Term Loan. In 2015 the Company had net repayments of $36.7 million, which included net repayments of $26.7 million under its Revolving Credit Facility and the repayment of $10.0 million under its Term Loan.

CONTRACTUAL OBLIGATIONS

As of December 31, 2017, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$148,778	$16,800	$28,904	$26,536	$76,538
Short-term debt	69	69	—	—	—
Long-term debt (1)	94,744	—	94,744	—	—
Interest on debt	3,660	3,442	218	—	—
Minimum royalty payments	7,161	6,047	510	448	156
Post retirement benefits	7,250	422	799	828	5,201

Total	$261,662	$26,780	$125,175	$27,812	$81,895

(1)	As described above, as of December 31, 2017, the Company’s contractual obligations included its Revolving Credit Facility under the Credit Agreement. In connection with the Company’s acquisition of Taylor, on March 2, 2018, the Company entered into the ABL Credit Agreement in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and the TLB Credit Agreement, providing a senior secured term loan credit facility to the Company in the principal amount of $275.0 million, which will mature on February 28, 2025. The term loan facility will be repaid, commencing June 30, 2018, in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the term loan facility. On March 2, 2018, the Company used the proceeds of the ABL Credit Agreement and the TLB Credit Agreement to repay in full all existing indebtedness for borrowed money under the Credit Agreement.

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

The Company’s functional currency is the U.S. Dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the United Kingdom, Mexico, Canada, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2017, approximately 15% of the Company’s net sales revenue was in foreign currencies, compared to 15% for the year ended December 31, 2016. These sales were primarily denominated in British Pounds, Euros and Canadian Dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. Dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. Dollar as the functional and reporting currency, would result in an approximately $1.5 million increase in SG&A expenses.

The Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Included in SG&A expenses in the consolidated statement of operations is a loss of $2.6 million related to these foreign exchange derivative contracts. The aggregate notional amount of outstanding foreign exchange contracts was $34.9 million at December 31, 2017.

The Company’s Revolving Credit Facility and Term Loan, provided for under the Credit Agreement, bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the Adjusted LIBO, the Prime Rate or the Federal Funds Rate; and, therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into an interest rate swap agreement in August 2012 to manage interest rate exposure in connection with its variable interest rate borrowings. As of December 31, 2017, approximately $90.7 million of the Company’s debt carries a variable rate of interest, as compared to $95.7 million at December 31, 2016. The remainder of the debt at December 31, 2017 (approximately $5.3 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $1.0 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve.

At December 31, 2017, the Company was a party to interest rate swap agreements with an aggregate notional amount of $5.3 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods in these agreements commenced in March 2013 and were scheduled to expire in June 2018.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2017 in Item 15 commencing on page F-1 are incorporated herein by reference.

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2017. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2017
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$113,356	$117,393	$165,957	$182,770
Gross margin	43,941	42,797	57,188	71,231
Income (loss) from operations	(1,874)	(3,141)	9,333	10,862
Net income (loss)	(1,331)	(2,096)	4,330	1,251
Basic income (loss) per common share	(0.09)	(0.14)	0.30	0.09
Diluted income (loss) per common share	(0.09)	(0.14)	0.29	0.08

	Year ended December 31, 2016
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$110,925	$118,050	$170,124	$193,520
Gross margin	40,551	42,994	58,322	75,033
Income (loss) from operations	(5,215)	(288)	10,782	21,798
Net income (loss)	(4,288)	(1,191)	6,452	14,747
Basic income (loss) per common share	(0.31)	(0.08)	0.45	1.03
Diluted income (loss) per common share	(0.31)	(0.08)	0.44	1.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2017, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

On August 31, 2017, the Company acquired the Fitz and Floyd business. The Company has begun to integrate processes and operations of Fitz and Floyd with those of the Company and is evaluating and will continue to evaluate the impact of any changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of Fitz and Floyd into the post-acquisition combined company, during the quarter ended on December 31, 2017, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principle executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

Management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the 2017 acquisition of Fitz and Floyd which is included in the Company’s 2017 consolidated financial statements and constituted total assets of approximately 2% as of December 31, 2017 and approximately 1% of net revenues for the year then ended.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lifetime Brands, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lifetime Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fitz & Floyd, which is included in the 2017 consolidated financial statements of the Company and constituted 1% of total assets as of December 31, 2017 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fitz and Floyd.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated March 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Jericho, NY

March 16, 2018

Item 9B. Other Information

Not applicable.

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2018 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item  15. Exhibits and Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b) Exhibits*:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 22, 2017, by and among the Company, TPP Acquisition I Corp., TPP Acquisition II LLC, Taylor Parent, Taylor and CP Taylor GP, LLC. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2017)

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of Lifetime Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2016)

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2016)

10.1	License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Registrant’s registration statement No. 33-40154 on Form S-1)(P)

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.3	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2007)*

10.4	Employment Agreement, dated January 12, 2017, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2017)*

10.5	Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) *

10.6	Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2006)

10.7	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.8	Lifetime Brands Inc. Amended and Restated 2000 Long-Term Incentive Plan dated June 22, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 23, 2017) *

10.9	Form of Restricted Stock Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015) *

10.10	Form of Deferred Stock (Performance-Vesting) Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015) *

10.11	Amended and Restated 2000 Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2017) *

10.12	Amended and Restated Employment Agreement, dated September 10, 2015, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2015) *

10.13	Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) *

10.14	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 11, 2007)

10.15	Amendment No. 1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.16	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed July 6, 2007)

10.18	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.19	Third Amended and Restated Employment Agreement, dated as of November 24, 2015, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 30, 2015)*

10.20	Amendment to the Third Amended and Restated Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) *

10.21	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 8, 2011)

10.22	Senior Secured Credit Agreement, dated as of July 27, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.23	Amendment No. 1 to the Senior Secured Credit Agreement, dated as of November 13, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the Swap Agreement Counterparty, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 27, 2013)

10.24	Amendment No. 2 to the Senior Secured Credit Agreement, dated as of June 21, 2013, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2013)

10.25	Share Purchase Agreement, dated January 15, 2014, relating to Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

10.26	Deed of Variation and Settlement, dated April 1, 2015, by and among Lifetime Brands, Inc. and the sellers of Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2015)

10.27	Second Amended and Restated Credit Agreement, dated as of January 13, 2014, among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent, with exhibits. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed January 17, 2014)

10.28	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of September 23, 2014 among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 26, 2014)

10.29	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of February 17, 2015 among Lifetime Brands, Inc., as Borrower, the Subsidiary Guarantors Party Thereto, as Subsidiary Guarantors, The Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and a Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and a Co-Collateral Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2015)

10.30	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of May 29, 2015, among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 2, 2015)

10.31	Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of August 4, 2016, among Lifetime Brands, Inc., as the Company, the financial institutions party thereto as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2016)

10.32	Employment Agreement, dated November 28, 2014, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 3, 2014)*

10.33	Amendment of Employment Agreement dated April 27, 2015 between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2015)*

10.34	Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) *

10.35	Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2016)

10.36	Receivables Purchase Agreement, dated as of September 30, 2016 by and among Lifetime Brands, Inc., as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2016)

10.37	Lease agreement dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.38	Voting Agreement, dated as of December 22, 2017, by and among Taylor Parent, Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and Clifford Siegel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2017)

10.39	Employment Agreement, dated as of December 22, 2017, by and between Robert Kay and the Company. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 29, 2017) *

10.40	Stockholders Agreement, dated as of March 2, 2018, by and between Lifetime Brands, Inc. and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018).

10.41	Credit Agreement, dated as of March 2, 2018, by and among Lifetime Brands, Inc., the other borrowers from time to time party thereto, the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018).

10.42	Loan Agreement, dated as of March 2, 2018, by and among Lifetime Brands, Inc., the other loan parties from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and Golub Capital LLC, as syndication agent. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2018)

14.1	Code of Ethics dated February 28, 2013 (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed March 6, 2013)

18.1	Letter from Ernst & Young LLP stating an acceptable change in accounting method for the impairment of goodwill dated October 28, 2008 (incorporated by reference to Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September, 30 2008)

21.1	Subsidiaries of the registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG Cardenas Dosal, S. C. (Mexico)

31.1	Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Independent Registered Accounting Firm on Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.), consolidated financial statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

/s/ Robert B. Kay
Robert B. Kay
Chief Executive Officer and Director
Date: March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
Robert B. Kay

/s/ Ronald Shiftan	Vice Chairman of the Board of Directors, Chief Operating Officer and Director	March 16, 2018
Ronald Shiftan

/s/ Laurence Winoker	Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
Laurence Winoker

/s/ Jeffrey Siegel	Executive Chairman of the Board of Directors	March 16, 2018
Jeffrey Siegel

/s/ Michael J. Jeary	Director	March 16, 2018
Michael J. Jeary

/s/ John Koegel	Director	March 16, 2018
John Koegel

/s/ Cherrie Nanninga	Director	March 16, 2018
Cherrie Nanninga

/s/ Craig Phillips	Director	March 16, 2018
Craig Phillips

/s/ Bruce Pollack	Director	March 16, 2018
Bruce Pollack

/s/ Dennis E. Reaves	Director	March 16, 2018
Dennis E. Reaves

/s/ Michael J. Regan	Director	March 16, 2018
Michael J. Regan

/s/ Sara Genster Robling	Director	March 16, 2018
Sara Genster Robling

/s/ Michael Schnabel	Director	March 16, 2018
Michael Schnabel

/s/ William U. Westerfield	Director	March 16, 2018
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lifetime Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company has a 30% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $23.8 million and $22.5 million as of December 31, 2017 and 2016, respectively, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $0.4 million in 2017, $0.6 million in 2016 and $0.6 million in 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1984.

Jericho, New York

March 16, 2018

LIFETIME BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands-except share data)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,600	$7,883
Accounts receivable, less allowances of $6,190 at December 31, 2017 and $5,725 at December 31, 2016	108,033	104,556
Inventory (Note N)	132,436	135,212
Prepaid expenses and other current assets	10,354	8,796

TOTAL CURRENT ASSETS	258,423	256,447
PROPERTY AND EQUIPMENT, net (Note N)	23,065	21,131
INVESTMENTS (Note D)	23,978	22,712
INTANGIBLE ASSETS, net (Note E)	88,479	89,219
DEFERRED INCOME TAXES (Note J)	5,826	8,459
OTHER ASSETS	1,750	1,886

TOTAL ASSETS	$401,521	$399,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of Credit Agreement Term Loan (Note F)	$—	$9,343
Short term loan (Note F)	69	113
Accounts payable	25,461	29,698
Accrued expenses (Note N)	44,121	45,212
Income taxes payable (Note J)	1,864	6,920

TOTAL CURRENT LIABILITIES	71,515	91,286
DEFERRED RENT & OTHER LONG-TERM LIABILITIES (Note N)	20,249	18,973
DEFERRED INCOME TAXES (Note J)	4,423	5,666
INCOME TAXES PAYABLE, LONG TERM (Note J)	311	—
REVOLVING CREDIT FACILITY (Note F)	94,744	86,201
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at December 31, 2017 and 2016; shares issued and outstanding: 14,902,527 at December 31, 2017 and 14,555,936 at December 31, 2016	149	146
Paid-in capital	178,909	173,600
Retained earnings	60,546	60,981
Accumulated other comprehensive loss (Note N)	(29,325)	(36,999)

TOTAL STOCKHOLDERS’ EQUITY	210,279	197,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,521	$399,854

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands – except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$579,476	$592,619	$587,670
Cost of sales	364,319	375,719	373,284

Gross margin	215,157	216,900	214,386
Distribution expenses	58,050	57,006	54,815
Selling, general and administrative expenses	140,903	130,397	134,903
Restructuring expenses	1,024	2,420	437

Income from operations	15,180	27,077	24,231
Interest expense (Note F)	(4,291)	(4,803)	(5,746)
Financing expense	—	—	(154)
Loss on early retirement of debt (Note F)	(110)	(272)	—

Income before income taxes and equity in earnings	10,779	22,002	18,331
Income tax provision (Note J)	(9,032)	(7,030)	(6,627)
Equity in earnings, net of taxes (Note D)	407	748	574

NET INCOME	$2,154	$15,720	$12,278

BASIC INCOME PER COMMON SHARE (NOTE I)	$0.15	$1.11	$0.89

DILUTED INCOME PER COMMON SHARE (NOTE I)	$0.14	$1.08	$0.86

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$2,154	$15,720	$12,278
Other comprehensive income (loss), net of tax:
Translation adjustment (Note N)	7,823	(23,061)	(5,281)
Less: Amount reclassified	—	378	—

Total translation gain (loss)	7,823	(22,683)	(5,281)

Deferred gains (losses) on cash flow hedges (Notes G & N):
Fair value adjustment, net of tax of $0 in 2017, $11 in 2016 and $1 in 2015	17	17	(2)

Total deferred gains (losses) on cash flow hedges	17	17	(2)

Effect of retirement benefit obligations (Note N):
Net (loss) income arising from retirement benefit obligations, net of tax of ($132) in 2017, ($135) in 2016 and $211 in 2015	(228)	(202)	941
Less: amortization of loss included in net income, net of tax of $42 in 2017, $36 in 2016 and $53 in 2015	62	54	79

Total effects of retirement benefit obligations	(166)	(148)	1,020

Other comprehensive income (loss), net of tax	7,674	(22,814)	(4,263)

Comprehensive income (loss)	$9,828	$(7,094)	$8,015

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Paid-in	Retained	Accumulated other comprehensive
	Shares	Amount	capital	earnings	loss	Total
BALANCE AT DECEMBER 31, 2014	13,712	$137	$160,315	$37,703	$(9,922)	$188,233
Comprehensive (loss) income:
Net income	—	—	—	12,278	—	12,278
Translation adjustment	—	—	—	—	(5,281)	(5,281)
Derivative fair value adjustment (Note G)	—	—	—	—	(2)	(2)
Effect of retirement benefit obligations	—	—	—	—	1,020	1,020

Total comprehensive income						8,015

Restricted shares issued to directors (Note H)	28	—	—	—	—	—
Shares issued to employees (Note H)	189	2	1,655	—	—	1,657
Stock compensation expense (Note H)	—	—	3,105	—	—	3,105
Reduction of tax benefit from stock options, net	—	—	(138)	—	—	(138)
Exercise of stock options	101	1	843	—	—	844
Dividends (Note H)	—	—	—	(2,248)	—	(2,248)

BALANCE AT DECEMBER 31, 2015	14,030	$140	$165,780	$47,733	$(14,185)	$199,468

Comprehensive (loss) income:
Net income	—	—	—	15,720	—	15,720
Translation adjustment	—	—	—	—	(22,683)	(22,683)
Derivative fair value adjustment (Note G)	—	—	—	—	17	17
Effect of retirement benefit obligations	—	—	—	—	(148)	(148)

Total comprehensive loss						(7,094)

Restricted shares issued to directors (Note H)	27	—	—	—	—	—
Net shares issued to employees (Note H)	234	3	2,124	—	—	2,127
Stock compensation expense (Note H)	—	—	2,911	—	—	2,911
Excess tax benefit from stock options, net	—	—	435	—	—	435
Exercise of stock options	265	3	2,350	—	—	2,353
Dividends (Note H)	—	—	—	(2,472)	—	(2,472)

BALANCE AT DECEMBER 31, 2016	14,556	$146	$173,600	$60,981	$(36,999)	$197,728

Comprehensive (loss) income:
Net income	—	—	—	2,154	—	2,154
Translation adjustment	—	—	—	—	7,823	7,823
Derivative fair value adjustment (Note G)	—	—	—	—	17	17
Effect of retirement benefit obligations	—	—	—	—	(166)	(166)

Total comprehensive income						9,828

Restricted shares issued to directors (Note H)	30	—	—	—	—	—
Net issuance of restricted shares to employees (Note H)	97	1	1	—	—	2
Stock compensation expense (Note H)	—	—	3,390	—	—	3,390
Net exercise of stock options	254	2	2,535	—	—	2,537
Units effectively repurchased for required employee withholding taxes	(34)	—	(694)	—	—	(694)
Adoption of ASU 2016-09	—	—	77	(46)	—	31
Dividends (Note H)	—	—	—	(2,543)	—	(2,543)

BALANCE AT DECEMBER 31, 2017	14,903	$149	$178,909	$60,546	$(29,325)	$210,279

See notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$2,154	$15,720	$12,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,189	14,148	14,203
Amortization of financing costs	519	650	641
Deferred rent	(642)	(243)	848
Deferred income taxes	1,030	(1,951)	(1,440)
Net loss on disposal of fixed assets	—	84	—
Stock compensation expense	3,390	2,942	5,286
Undistributed equity earnings	(379)	(544)	(348)
Loss on early retirement of debt (Note F)	110	272	—
Contingent consideration fair value adjustment	—	—	650
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	1,481	(17,977)	15,527
Inventory	10,818	4,491	(308)
Prepaid expenses, other current assets and other assets	(951)	(1,199)	1,087
Accounts payable, accrued expenses and other liabilities	(9,778)	12,255	(397)
Income taxes receivable	—	132	—
Income taxes payable	(4,935)	969	(1,517)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,006	29,749	46,510

INVESTING ACTIVITIES
Purchases of property and equipment	(6,311)	(3,380)	(5,166)
Equity investments	—	567	112
Acquisitions, net of cash acquired	(9,072)	(21,699)	—
Net proceeds from sale of property	15	64	26

NET CASH USED IN INVESTING ACTIVITIES	(15,368)	(24,448)	(5,028)

FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility (Note F)	237,658	268,242	263,632
Repayments of Revolving Credit Facility (Note F)	(229,696)	(246,756)	(290,346)
Repayments of Credit Agreement Term Loan (Note F)	(9,500)	(25,500)	(10,000)
Proceeds from Short Term Loan (Note F)	187	118	289
Payments from Short Term Loan (Note F)	(239)	(248)	(802)
Payments of tax withholding for stock based compensation	(644)	(86)	—
Payment of financing costs	(31)	(30)	(212)
Cash dividends paid (Note H)	(2,475)	(2,413)	(2,150)
Payment of capital lease obligations	(94)	(68)	(50)
Payment of contingent consideration	—	—	(391)
Proceeds from the exercise of stock options	2,537	2,353	843
Excess tax benefit from stock options	—	223	43

NET CASH USED IN FINANCING ACTIVITIES	(2,297)	(4,165)	(39,144)

Effect of foreign exchange on cash	376	(384)	(275)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(283)	752	2,063

Cash and cash equivalents at beginning of year	7,883	7,131	5,068

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,600	$7,883	$7,131

See notes to consolidated financial statements

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Foreign currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Income and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, including the unrealized gain or loss on the fair value of foreign exchange contracts not designated as hedges and the realized gain or loss on all foreign exchange contracts, whether or not designated as hedges, are recognized in selling, general and administrative expenses in the consolidated statements of operations. Foreign currency gain/loss included within selling, general and administrative expenses was a $3.0 million loss in 2017, $4.2 million gain in 2016 and a $714,000 loss in 2015.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail direct sales are recognized when title passes to the customer, which is primarily at the shipping point for wholesale sales and upon delivery to the customer for retail direct sales. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $2.3 million in 2017, $2.6 million in 2016 and $2.4 million in 2015. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Distribution expenses

Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $11.5 million, $11.0 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Handling costs of products sold are included in cost of sales.

In 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the year ended December 31, 2016 includes $1.2 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of December 31, 2016.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $3.4 million, $3.7 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

During the years ended December 31, 2017, 2016 and 2015, Wal-Mart Stores, Inc., including Sam’s Club and, in the United Kingdom, Asda Superstore, (“Walmart”), accounted for 15%, 16% and 16% of net sales, respectively. During the year ended December 31, 2016, Costco Wholesale Corporation, (“Costco”), accounted for 10% of net sales. Sales to Walmart are included in the Company’s U.S. Wholesale and International segments. Sales to Costco are primarily included in the U.S. Wholesale segment. No other customers accounted for 10% or more of the Company’s sales during these periods.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Share-based compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, “Stock Compensation”, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period. Forfeitures are accounted for as they occur.

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

Performance share awards are initially valued at the Company’s closing stock price on the date of grant. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by the end of the performance period, as determined by the Compensation Committee of the Board of Directors. Compensation expense for performance awards is recognized over the vesting period, and will vary based on remeasurement during the performance period. If the performance metrics are not probable of achievement during the performance period, compensation expense is reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The performance share awards vest at the end of a three year period, as determined by the Compensation Committee.

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

In 2016, to reduce costs and achieve synergies, the Company began the process of integrating its legal entities operating in Europe. During the 2017, the Company recorded $1.0 million of restructuring expense related to the execution of this plan, primarily related to severance. The Company does not expect to incur additional restructuring charges in 2018 related to this integration; however additional restructuring charges may be incurred in the future as additional integration initiatives are undertaken.

In December 2015, the Company commenced an in-depth review of its U.S. Wholesale business segment, which included the evaluation of the segment’s efficiency and effectiveness, with the objective of developing a plan to restructure its operations as appropriate. The Company expanded this restructuring plan in 2016 to focus on specific actions required to achieve the plan’s objectives. The Company recorded $2.4 million and $437,000 of restructuring expenses during the years ended December 31, 2016 and 2015, respectively, related to the execution of this plan. The expense for the 2016 period includes severance of approximately $0.7 million and consulting expense of approximately $1.6 million. The Company does not expect to incur additional charges related to the U.S. Wholesale restructuring plan.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

As of December 31, 2017 and 2016, $0 and $525,000 was accrued related to severance and consulting expenses from the restructuring plans.

Adopted Accounting Pronouncements

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

Accounting Pronouncements to be Adopted in Future Periods

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption, which the Company did not elect, is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Company adopted the new guidance on January 1, 2018, using the modified retrospective transition method and applying this approach to those contracts that were not completed as of that date. The Company completed its evaluation of customer agreements and changes to its controls to support recognition and disclosures under the new guidance. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

NOTE B —ACQUISITIONS

Fitz and Floyd

On August 31, 2017, the Company acquired the Fitz and Floyd business, including the trade names and related working capital, from Fitz and Floyd Enterprises, LLC (“Fitz”) for cash in the amount of $9.1 million. The purchase price was funded by borrowings under the Company’s revolving credit facility.

The assets and operating results of the Fitz and Floyd business are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The condensed consolidated statement of operations for the year ended December 31, 2017 includes $7.7 million of net sales attributable to the Fitz and Floyd brands.

The purchase price was allocated based on the Company’s estimate of the fair values of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation
Accounts Receivable	$3,115
Inventory	5,424
Other assets	458
Other liabilities	(2,056)
Goodwill and other intangibles	2,131

Total allocated value	$9,072

On the basis of estimated fair values, the excess of the purchase price over the net assets acquired of $2.1 million has been allocated as follows: $1.7 million for customer relationships and trade names and $0.4 million for goodwill. The goodwill recognized results from such factors as assembled workforce and the value of other synergies expected from combining operations with the Company. All the goodwill and other intangibles are included in the U.S. Wholesale segment. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note E).

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Focus

In September 2016, the Company acquired the Amco Houseworks®, Chicago™ Metallic and Swing-A-Way® kitchenware and bakeware brands, together with their related inventory, from Focus Products Group International, LLC (“Focus”) for cash in the amount of $8.8 million. The assets and operating results of the Focus brands are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The consolidated statement of operations for the year ended December 31, 2016 includes $3.6 million of net sales attributable to the Focus brands. The purchase price was allocated based on the Company’s estimate of the fair values of the assets acquired, including inventory ($3.5 million) and customer relationships and trade names ($5.3 million). Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives of 15 years.

Copco

In October 2016, the Company acquired the Copco® product line from Wilton Industries, Inc., for cash in the amount of $12.3 million. The product line includes thermal and hydration beverageware, tea kettles and kitchen organization products. The assets and operating results of the Copco brands are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The consolidated statement of operations for the year ended December 31, 2016 includes $3.9 million of net sales attributable to the Copco® brands. The purchase price was allocated based on the Company’s estimate of the fair values of the assets acquired, including inventory ($3.9 million) and customer relationships and trade names ($8.4 million). Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives of 15 and 10 years, respectively.

NOTE C — SALE OF ACCOUNTS RECEIVABLE

In order to improve its liquidity during seasonally high working capital periods, in 2016 the Company entered into an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume credit risk of the Receivables purchased; provided, however, that the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold $90.2 million and $44.3 million of Receivables during the years ended December 31, 2017 and 2016, respectively. A charge of $328,000 and $131,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively.

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

NOTE D — EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”) an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2017, 2016 and 2015 in the accompanying consolidated statements of operations. The value of the Company’s investment balance has been translated from

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rate of MXN 19.68 and MXN 20.70 at December 31, 2017 and 2016, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 17.81 to 20.30, MXN 18.02 to 19.85 and MXN 14.94 to 16.76, during the years ended December 31, 2017, 2016 and 2015, respectively. The effect of the translation of the Company’s investment resulted in increase of the investment of $1.0 during the year ended December 31, 2017 and a decrease of the investment of $3.2 million and $4.9 million during the years ended December 31, 2016 and 2015, respectively. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $28,000, $205,000 and $226,000, from Vasconia during the years ended December 31, 2017, 2016 and 2015, respectively. Included in prepaid expenses and other current assets at December 31, 2017 and 2016 was $64,000 and $83,000 due from Vasconia. Included within accounts payable and accrued expenses at December 31, 2017 and 2016 was $0 and $220,000 due to Vasconia.

Summarized income statement information for the years ended December 31, 2017, 2016 and 2015, as well as summarized balance sheet information as of December 31, 2017 and 2016, for Vasconia in USD and MXN is as follows:

	Year Ended December 31,
	2017		2016		2015
	(in thousands)
Income Statement	USD	MXN	USD	MXN	USD	MXN
Net sales	$167,283	$3,157,671	$149,533	$2,795,009	$178,832	$2,824,399
Gross profit	34,626	655,186	27,205	510,617	33,982	534,285
Income from operations	10,475	199,170	5,611	105,334	10,551	165,507
Net income	1,164	23,983	3,491	68,230	7,353	117,194

	December 31,
	2017		2016
	(in thousands)
Balance Sheet	USD	MXN	USD	MXN
Current assets	$91,157	$1,793,832	$81,509	$1,687,396
Non-current assets	87,900	1,729,745	83,890	1,736,681
Current liabilities	50,766	998,993	31,303	648,028
Non-current liabilities	39,147	770,352	49,408	1,022,842

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Equity in earnings in 2017, 2016 and 2015 includes deferred tax benefit (expense) of $0.2 million, ($0.5) million and ($1.3) million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.

As of December 31, 2017, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $31.8 million. The carrying value of the Company’s investment in Vasconia was $23.8 million.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

In February 2012, the Company entered into a joint venture, Grand Venture Holdings Limited (“Grand Venture”), with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentages. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings (losses) in the Company’s consolidated statements of operations. The Company recorded equity in losses of the joint venture of $8,000, $11,000 and $20,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the carrying value of the Company’s investment in Grand Venture was $228,000 and $256,000, respectively.

NOTE E — GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets, all of which are included in the U.S. Wholesale and International segments, consist of the following (in thousands):

	Year Ended December 31,
	2017			2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$15,772	$—	$15,772	$14,201	$—	$14,201
Indefinite-lived intangible assets:
Trade names	7,616	—	7,616	7,616	—	7,616

Finite-lived intangible assets:
Licenses	15,847	(9,375)	6,472	15,847	(8,919)	6,928
Trade names	33,368	(11,109)	22,259	31,150	(8,286)	22,864
Customer relationships	52,961	(16,966)	35,995	49,372	(12,188)	37,184
Other	1,165	(800)	365	1,266	(840)	426

Total	$126,729	$(38,250)	$88,479	$119,452	$(30,233)	$89,219

A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2017, 2016 and 2015 consists of the following (in thousands):

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2014	$85,496	$18,101	$103,597
Amortization	(7,004)	—	(7,004)

Goodwill and Intangible Assets, December 31, 2015	78,492	18,101	96,593
Acquisition of trade names	5,159	—	5,159
Acquisition of customer relationships	8,878	—	8,878
Acquisition of other intangible assets	50	—	50
Foreign currency translation adjustment	(11,400)	(3,900)	(15,300)
Amortization	(6,161)	—	(6,161)

Goodwill and Intangible Assets, December 31, 2016	75,018	14,201	89,219
Acquisition of goodwill	—	434	434
Acquisition of trade names	1,134	—	1,134
Acquisition of customer relationships	563	—	563
Foreign currency translation adjustment	2,823	1,137	3,960
Amortization	(6,831)	—	(6,831)

Goodwill and Intangible Assets, December 31, 2017	$72,707	$15,772	$88,479

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2017 are as follows:

Years
Trade names	14
Licenses	33
Customer relationships	13
Other	12

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2018	$7,096
2019	7,096
2020	7,081
2021	6,604
2022	6,604

Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $6.8 million, $6.2 million and $7.0 million, respectively.

Annual indefinite-lived trade name impairment test

In 2017, the Company performed quantitative impairment test for its indefinite-lived trade names which involved the assessment of the fair market values of the Company’s indefinite-lived trade names based on Level 3 unobservable inputs, using a relief from royalty approach, assuming a discount rate of 16.9-17.7% and an average long term growth rate of 2.5%-3%. The result of the impairment assessment of the Company’s indefinite-lived trade names indicated that the fair values of the trade names exceeded their carrying values as of October 1, 2017.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Annual goodwill impairment test

The Company bypassed the optional qualitative impairment analysis for its three reporting units with goodwill for its October 1, 2017 impairment test. Accordingly, the first step of the two step goodwill impairment test, as described above, was performed. Under the first step, the estimated fair value of each of the reporting units was determined using the income approach and market approach. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. Under the income approach, the resultant estimated fair value of the three reporting units exceeded their carrying value as of October 1, 2017.

As of October 1, 2016, the fair value of the Creative Tops reporting unit, which carried goodwill of $2.1 million, was approximately 3% below its carrying value. In 2016 the Company performed the second step of the impairment test by estimating the fair value of the assets and liabilities to determine the implied fair value of goodwill. The implied fair value of goodwill was determined to be greater than the carrying value and no impairment charge was recorded. Also, as of October 1, 2016, the excess of fair value of the Kitchen Craft reporting unit, which carried goodwill of $9.7 million, was approximately 3% over its carrying value.

As of October 1, 2017, the fair values of the Creative Tops and Kitchen Craft reporting units both exceeded their respective carrying values. Management’s projections used to estimate the cash flows included increasing net sales and operational improvements designed to reduce costs at the Company’s international reporting units. The excess fair value calculated in 2017 was driven by realized cost savings and, to a larger extent, future cost savings from the combination of the operations expected to be completed in the near term. The planned cost savings are in line with that of a market participant. Changes in any of the significant assumptions used in the valuation of the Company’s reporting units can materially affect the expected cash flows, and such impacts can result in the requirement to proceed to the second step of the test and potentially a material non-cash impairment charge could result. The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting unit being less than the carrying value.

As of December 31, 2017, the Company assessed the carrying value of goodwill and determined based on qualitative factors, no impairment existed.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE F — DEBT

Credit Agreement

In January 2014, the Company entered into the Second Amended and Restated Credit Agreement, which has been amended, with JPMorgan Chase Bank, N.A., as Administrative Agent and Co-Collateral Agent, and HSBC Bank USA, National Association, as Syndication Agent and Co-Collateral Agent (the “Credit Agreement”). The Credit Agreement, which expires in January 2019, provides for, among other things, a Revolving Credit Facility commitment totaling $175.0 million ($40.0 million of which is available for multi-currency borrowings) and a Term Loan facility.

At December 31, 2017 and 2016, under the Revolving Credit Facility, borrowings outstanding were $94.7 million and $86.2 million, respectively. At December 31, 2017 and 2016, open letters of credit were $3.2 million and $2.4 million, respectively and availability under the Revolving Credit Facility was approximately $58.0 million and $76.5 million, respectively. The borrowing capacity under the Revolving Credit Facility depends, in part, on eligible levels of accounts receivable and inventory, each of which fluctuates based upon the seasonality of the business, and certain trademark values, based upon periodic appraisals. Therefore, the actual borrowing capacity may be less than the $175.0 million commitment.

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

As of December 31, 2017 and 2016, $0 and $9.5 million, respectively, was outstanding under the Term Loan and unamortized debt issuance costs were $0 and $157,000, respectively. In April 2017, the Company repaid the $7.0 million outstanding balance under the Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.1 million. In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Interest rates on outstanding borrowings at December 31, 2017 ranged from 2.5% to 5.5%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the Revolving Credit Facility.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Pursuant to the Credit Agreement, as of December 31, 2017 the maximum additional permitted indebtedness other than certain subordinated indebtedness was $58.0 million. The Company was in compliance with the financial covenants of the Credit Agreement at December 31, 2017.

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

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility” or “Short term loan”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to RMB 18.0 million ($2.8 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At December 31, 2017 and 2016, RMB 0.5 million ($69,000) and RMB 0.8 million ($113,000), respectively, was outstanding under the HSBC Facility. Outstanding borrowings at December 31, 2017 carried an interest rate of 5.0%.

NOTE G — DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional amount of $5.3 million to manage interest rate exposure in connection with its variable interest rate borrowings. The hedge periods of these agreements commenced in March 2013 and expire in June 2018 and the notional amounts amortize over these periods. The interest rate swap agreements were designated as cash flow hedges under ASC Topic No. 815. The effective portion of the fair value gain or loss on these agreements is recorded as a component of accumulated other comprehensive loss.

The Company has also entered into foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional amount of foreign exchange contracts at December 31, 2017 was $34.9 million. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in earnings immediately.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2017	2016

Interest rate swaps	Prepaid expenses	$11	$—
	Accrued expenses	—	4
	Deferred rent & other long-term liabilities	—	3

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2017	2016

Foreign exchange contracts	Prepaid expenses and other current assets	$—	$924

	Accrued Expenses	1,951	—

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

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2017	2016	2015

Interest rate swaps	$17	$17	$(2)

As of December 31, 2017, no amounts recorded in accumulated other comprehensive loss were expected to be reclassified to interest expense in the next twelve months, however; in connection with the financing transaction described in Note O, the Company determined it is probable that the hedged forecast transaction will not occur and the net gain reported in accumulated other comprehensive income related to the interest rate swap will be reclassified into interest expense.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

Derivatives not designated as hedging instruments	Location of Gain or (Loss)	Year Ended December 31,
		2017	2016	2015

Foreign exchange contracts	Selling, general and administrative expense	$(2,592)	$2,182	$272

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE H — CAPITAL STOCK

Cash dividends

Dividends were declared in 2017 and 2016 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 3, 2016	May 2, 2016	May 16, 2016
$0.0425	June 9, 2016	August 1, 2016	August 15, 2016
$0.0425	August 4, 2016	November 1, 2016	November 15, 2016
$0.0425	November 3, 2016	February 1, 2017	February 15, 2017
$0.0425	March 8, 2017	May 1, 2017	May 15, 2017
$0.0425	June 22, 2017	August 1, 2017	August 15, 2017
$0.0425	August 4, 2017	November 1, 2017	November 15, 2017
$0.0425	November 7, 2017	February 1, 2018	February 15, 2018

On March 8, 2018, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2018 to shareholders of record on May 1, 2018.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the years ended December 31, 2017, 2016 and 2015.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2017.

Long-term incentive plan

The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 5,287,500 shares of common stock. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance based awards and other stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to four years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to four years from the date of grant. Performance based awards that have been granted under the Plan vest after three years based upon the attainment of specified performance goals. In June 2017, the shareholders of the Company approved an amendment to the Company’s Plan to revise the terms and conditions of Plan to increase the shares available for grant under the plan by 437,500 shares and include and clarify several features that promote good governance. As of December 31, 2017, there were 619,369 shares available for the grant of awards.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2017, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2014	2,326,627	$14.19
Grants	89,600	13.99
Exercises	(110,375)	8.84
Cancellations	(37,750)	15.57
Expirations	(25,900)	26.60

Options outstanding at December 31, 2015	2,242,202	14.28
Grants	66,850	15.44
Exercises	(272,325)	9.01
Cancellations	(30,750)	15.39
Expirations	(230,577)	27.16

Options outstanding at December 31, 2016	1,775,400	13.44
Grants	125,750	17.38
Exercises	(300,000)	11.34
Cancellations	(45,700)	16.40
Expirations	(99,250)	20.40

Options outstanding at December 31, 2017	1,456,200	13.64	4.6	$5,019,000

Options exercisable at December 31, 2017	1,250,673	$13.05	4.0	$4,923,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their in-the-money stock options on December 31, 2017. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2017 and the exercise price.

The total intrinsic values of those stock options that were exercised in the years ended December 31, 2017, 2016 and 2015 were $2,071,000, $1,848,000 and $639,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at December 31, 2017, before the effect of income taxes, was $1.0 million and is expected to be recognized over a weighted-average period of 2.1 years.

The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2017, 2016, and 2015 was $6.37, $5.43 and $4.68, respectively.

The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2017	2016	2015
Historical volatility	39%	39%	39%
Expected term (years)	6.0	6.0	5.2
Risk-free interest rate	1.97%	1.37%	1.67%
Expected dividend yield	0.98%	1.10%	1.18%

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2017 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2014	26,511	$15.86
Grants	100,073	14.78
Vested	(24,649)	15.97
Cancellations	(500)	14.84

Non-vested restricted shares, December 31, 2015	101,435	14.77
Grants	109,170	15.64
Vested	(46,306)	14.79
Cancellations	(2,475)	14.93

Non-vested restricted shares, December 31, 2016	161,824	15.35
Grants	133,352	18.32
Vested	(69,795)	15.39
Cancellations	(6,064)	16.07

Non-vested restricted shares, December 31, 2017	219,317	$17.12

Total unrecognized compensation expense remaining	$2,932,000
Weighted-average years expected to be recognized over	2.6

The total fair value of restricted stock that vested during the year ended December 31, 2017 was $1.3 million.

Performance shares

Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Board of Directors. The shares are subject to the terms and conditions of the Plan.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

A summary of the Company’s performance-based award activity and related information for the three years ended December 31, 2017 is as follows:

	Performance- based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2015	—	$—
Grants	66,650	14.84
Cancellations	(500)	14.84

Non-vested performance-based awards, December 31, 2015	66,150	14.84
Grants	82,000	15.69
Cancellations	(2,188)	14.94

Non-vested performance-based awards, December 31, 2016	145,962	15.32
Grants	87,000	18.45
Cancellations	(4,070)	16.52

Non-vested performance-based awards, December 31, 2017	228,892	$16.49

Total unrecognized compensation expense remaining	$1,727,000
Weighted-average years expected to be recognized over	1.7

(1)	Represents the target number of shares to be issued for each performance-based award.

On March 7, 2018, the Compensation Committee of the Board of Directors determined the performance goals set forth in the performance-based awards granted in 2015 were attained and 58,888 shares vested.

The Company recognized total stock compensation expense of $3.4 million for the year ended December 31, 2017, of which $1.1 million represents stock option compensation expense and $2.3 million represents restricted stock and performance based compensation expense. The Company recognized total stock compensation expense of $2.9 million for the year ended December 31, 2016, of which $1.4 million represents stock option compensation expense, $1.5 million represents restricted stock, including restricted stock granted to directors and performance based compensation expense, and $32,000 represents stock awards. The Company recognized total stock compensation expense of $5.3 million for the year ended December 31, 2015, of which $2.2 million represents stock option compensation expense, $0.8 million represents restricted stock including restricted stock granted to directors and performance based compensation expense, and $2.2 million represents stock awards.

NOTE I — INCOME PER COMMON SHARE

Basic income per common share has been computed by dividing net income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted income per common share adjusts net income and basic income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income per common share for the years ended December 31, 2017, 2016 and 2015, are as follows:

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

	2017	2016	2015
	(in thousands - except per share amounts)
Net income – Basic and Diluted	$2,154	$15,720	$12,278
Weighted-average shares outstanding – Basic	14,505	14,174	13,850
Effect of dilutive securities:
Stock options and other stock awards	450	375	416

Weighted-average shares outstanding – Diluted	14,955	14,549	14,266

Basic income per common share	$0.15	$1.11	$0.89

Diluted income per common share	$0.14	$1.08	$0.86

The computations of diluted income per common share for the years ended December 31, 2017, 2016 and 2015 excludes 1,190,261, 1,335,113 and 1,467,857, respectively, related to options to purchase shares and other stock awards. These shares were excluded due to their antidilutive effect.

NOTE J — INCOME TAXES

The components of income before income taxes, equity in earnings and extraordinary item are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$17,728	$22,114	$22,096
Foreign	(6,949)	(112)	(3,765)

Total income before income taxes and equity in earnings	$10,779	$22,002	$18,331

The provision for income taxes (before equity in earnings) consists of:

	Year Ended December 31,
	2017	2016	2015
		(in thousands)
Current:
Federal	$7,041	$8,000	$5,584
State and local	957	498	1,879
Foreign	4	483	604
Deferred	1,030	(1,951)	(1,440)

Income tax provision	$9,032	$7,030	$6,627

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Due to the complexities involved in the accounting for the Tax Act, on December, 22, 2017, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 was issued to provide guidance to companies that have not yet completed their accounting for the Tax Act in the period of enactment. SAB 118 provides that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118.

For the year ended December 31, 2017, the Company accrued $338,000 of tax expense for the Tax Act’s one-time transition tax on the Company’s material wholly owned foreign subsidiaries’ accumulated, unremitted earnings. A reasonable estimate cannot yet be made for the impact of the one-time transition tax on the Company’s equity investment in Grupo Vasconia due to the complexity of calculating accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years going back to 1986, including years prior to the Company’s acquisition of its equity interest.

For the year ended December 31, 2017, the Company accrued $3.0 million in provisional expense related to the net change in deferred tax assets stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%.

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) that taxes certain payments between a U.S. corporation and its subsidiaries. The Company continues to analyze whether it will be subject to the GILTI and BEAT provisions effective beginning January 1, 2018.

Pursuant to the SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to calculate the impact of the U.S. Tax Act and will record any resulting tax adjustments during 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred income tax assets:
Deferred rent expense	$2,212	$3,706
Stock options	2,903	4,593
Inventory	970	1,190
Operating loss carry-forward	4,114	2,568
Accounts receivable allowances	264	463
Accrued compensation	623	944
Depreciation and amortization	247	—
Other	1,882	2,784

Total deferred income tax assets	$13,215	$16,248

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Significant components of the Company’s net deferred income tax asset (liability) are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred income tax liabilities:
Depreciation and amortization	$—	$(1,268)
Intangibles	(8,732)	(9,815)
Equity in earnings	(56)	24

Total deferred income tax liabilities	(8,788)	(11,059)

Net deferred income tax asset	4,427	5,189
Valuation allowance	(3,024)	(2,396)

Net deferred income tax asset	$1,403	$2,793

The Company has generated various state net operating loss carryforwards of which, $13.0 million remained at December 31, 2017 that begin to expire in 2026 .The Company has net operating losses in foreign jurisdictions of $10.6 million at December 31, 2017 that begin to expire in 2020.

The valuation allowance as of December 31, 2017 increased from the prior year primarily due to foreign net operating losses that the Company does not believe will more likely than not be realized.

The provision for income taxes (before equity in earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2017	2016	2015
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	5.9	3.6	5.3
Foreign rate differences	8.0	(7.9)	(8.6)
Non-deductible expenses	3.7	3.4	5.5
Tax Act- revaluation of net deferred tax assets	27.7	—	—
Tax Act- transition tax	3.1	—	—
Other	0.4	(2.1)	(1.0)

Provision for income taxes	83.8%	32.0%	36.2%

The estimated values of the Company’s gross uncertain tax positions at December 31, 2017, 2016, and 2015 are liabilities of $161,000, $109,000 and $157,000, respectively, and consist of the following:

	Year Ended December 31,
	2017	2016	2015
		(in thousands)
Balance at January 1	$(109)	$(157)	$(572)
Additions based on tax positions related to the current year	(82)	—	(15)
Reduction for tax positions of prior years	30	—	—
Settlements	—	48	430

Balance at December 31	$(161)	$(109)	$(157)

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Company had approximately $24,000 and $29,000, net of federal and state tax benefit, accrued at December 31, 2017 and 2016, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.

If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $182,000, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that $32,000 of its tax positions will be resolved within the next twelve months.

The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2014. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Georgia, Illinois, New York, New Jersey and the United Kingdom. At December 31, 2017, the periods subject to examination by the Company’s major state jurisdictions are generally for the years ended 2013 through 2016.

NOTE K — BUSINESS SEGMENTS

Segment information

The Company has three reportable segments, U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International Segment consists of certain business operations conducted outside the U.S. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products to consumers through its Pfaltzgraff, Mikasa, Fred and Friends, Built NY, Fitz and Floyd, Housewares Deals and Lifetime Sterling websites.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net sales:
U.S. Wholesale	$462,588	$470,981	$458,593
International	97,757	101,070	108,000
Retail Direct	19,131	20,568	21,077

Total net sales	$579,476	$592,619	$587,670

Income from operations:
U.S. Wholesale(1)	$39,764	$39,745	$41,343
International (2)	(6,984)	3,052	(1,600)
Retail Direct	(423)	770	(596)
Unallocated corporate expenses	(17,177)	(16,490)	(14,916)

Total income from operations	$15,180	$27,077	$24,231

Depreciation and amortization:
U.S. Wholesale(3)	$9,851	$10,095	$8,784
International	4,185	3,917	5,272
Retail Direct	153	136	147

Total depreciation and amortization	$14,189	$14,148	$14,203

Capital expenditures:
U.S. Wholesale	$3,899	$2,767	$4,087
International	2,135	424	1,004
Retail Direct	277	189	75

Total capital expenditures	$6,311	$3,380	$5,166

(1)	In 2016 and 2015, income from operations for the U.S. Wholesale segment includes $2.4 million and $0.4 million, respectively, of restructuring expenses related to the U.S. Wholesale restructuring plan as described in Note A. The 2016 period also includes a $1.2 million charge to correct prior years’ depreciation of certain assets within the U.S. Wholesale segment.
(2)	2017 income from operations for the International segment includes $1.0 million of restructuring expenses related to the integration of entities in Europe. 2015 income from operations for the International segment includes a $1.0 million net charge related to the change in certain contingent consideration accruals.
(3)	The 2016 period includes a $1.2 million charge to correct prior years’ depreciation of certain assets within the U.S. Wholesale segment.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

	Year Ended December 31,
	2017	2016
	(in thousands)
Assets:
U.S. Wholesale	$281,398	$287,313
International	105,984	95,698
Retail Direct	613	501
Unallocated/ corporate/ other	13,526	16,342

Total assets	$401,521	$399,854

	Year Ended December 31,
	2017	2016
	(in thousands)
Goodwill:
U.S. Wholesale
Beginning balance	$2,412	$2,412
Acquisition activity	434	—

Ending balance	2,846	2,412

International
Beginning balance	11,789	15,689
Foreign currency translation adjustment	1,137	(3,900)

Ending balance	12,926	11,789

Total goodwill (1)	$15,772	$14,201

(1)	No goodwill is allocated to the Company’s Retail Direct reportable segment.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Geographical information

The following table sets forth net sales and long-lived assets by the major geographic locations:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net sales:
United States	$460,788	$472,962	$462,234
United Kingdom	74,834	74,991	81,347
Rest of World	43,854	44,666	44,089

Total	$579,476	$592,619	$587,670

	December 31,
	2017	2016
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$45,285	$43,431
United Kingdom	2,779	1,186
Rest of World	729	1,112

Total	$48,793	$45,729

Product category information – net sales

The following table sets forth net sales by major product categories included within the Company’s U.S. Wholesale operating segment:

	Year Ended December 31,
	2017	2016	2015
Category:	(in thousands)
Kitchenware	$276,574	$286,815	$295,592
Tableware	134,034	135,901	125,445
Home Solutions	51,980	48,265	37,556

Total	$462,588	$470,981	$458,593

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The following table sets forth net sales by major product categories included within the Company’s International operating segment:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Category:
Kitchenware	$59,686	$59,742	$61,291
Tableware	38,071	41,328	46,709

Total	$97,757	$101,070	$108,000

NOTE L — COMMITMENTS AND CONTINGENCIES

Operating leases

The Company has lease agreements for its corporate headquarters, distribution centers, showrooms and sales offices that expire through 2029. These leases generally provide for, among other things, annual base rent escalations and additional rent for real estate taxes and other costs.

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2018	$16,800
2019	14,866
2020	14,038
2021	13,055
2022	13,481
Thereafter	76,538

Total	$148,778

Rent and related expenses under operating leases were $16.8 million, $16.6 million and $17.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company leases one property from the trustees of an active retirement benefit plan in which former employees of the Company participate. Total lease payments made to this related party in 2017 was $412,000. The lease agreement expires in 2020.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Royalties

The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2023. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31,
2018	$6,047
2019	292
2020	218
2021	222
2022	226
Thereafter	156

Total	$7,161

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for OU-1, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA will conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it plans to expand its field investigation for the RI/FS for the second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

NOTE M — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $18,000 ($24,000 for employees 50 years or over) for 2017. The Company suspended its matching contribution in 2009 as an expense savings measure. The Company’s United Kingdom-based subsidiaries also maintain defined contribution pension plans.

Retirement benefit obligations

The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. These obligations under the agreements with these former executives are unfunded and amounted to $7.3 million at December 31, 2017 and $6.9 million at December 31, 2016.

The discount rate used to calculate the retirement benefit obligations was 3.33% at December 31, 2017 and 3.76% at December 31, 2016. The retirement benefit obligations are included in accrued expenses and deferred rent and other long-term liabilities.

The Company expects to recognize $119,000 of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2018.

Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year ending December 31,
2018	$422
2019	407
2020	392
2021	393
2022	435
2023 through 2027	1,944

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE N — OTHER

Inventory

The components of inventory are as follows:

	December 31,
	2017	2016
	(in thousands)
Finished goods	$129,611	$132,564
Work in process	1,548	1,521
Raw materials	1,277	1,127

Total	$132,436	$135,212

Property and equipment

Property and equipment consist of:

	December 31,
	2017	2016
	(in thousands)
Machinery, furniture and equipment	$91,282	$89,545
Leasehold improvements	32,591	30,019
Building and improvements	787	1,622
Construction in progress	3,122	2,639
Land	100	100

	127,882	123,925
Less: accumulated depreciation and amortization	(104,817)	(102,794)

Total	$23,065	$21,131

Depreciation and amortization expense of property and equipment for the years ended December 31, 2017, 2016, and 2015 was $6.6 million, $8.0 million and $7.2 million, respectively. In 2016, the Company identified and corrected an error in the accumulated depreciation balance relating to certain leasehold improvements at one of its U.S. warehouses. Accordingly, distribution expense for the year ended December 31, 2016 includes $1.2 million of additional depreciation expense to properly reflect the accumulated depreciation balance of these assets as of December 31, 2016.

Included in machinery, furniture and equipment at each of December 31, 2017 and 2016 is $2.0 million and $2.2 million, respectively, related to assets recorded under capital leases. Included in accumulated depreciation and amortization at December 31, 2017 and December 31, 2016 is $1.9 million and $2.0 million, respectively, related to assets recorded under capital leases.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Accrued expenses

Accrued expenses consist of:

	December 31,
	2017	2016
	(in thousands)
Customer allowances and rebates	$11,662	$10,787
Compensation and benefits	9,613	13,616
Interest	191	185
Vendor invoices	4,027	5,415
Royalties	1,744	2,095
Commissions	786	947
Freight	4,002	1,684
Professional fees	3,160	1,464
VAT	1,176	648
Contingent consideration related to acquisitions	—	738
HSBC collection receipts (1)	—	3,335
Foreign exchange contracts	1,951	—
Other	5,809	4,298

Total	$44,121	$45,212

(1)	Collections received on behalf of HSBC in connection with the Receivable Purchase Agreement.

Deferred rent & other long-term liabilities

Deferred rent & other long-term liabilities consist of:

	December 31,
	2017	2016
	(in thousands)
Deferred rent liability	$13,399	$12,213
Retirement benefit obligations	6,829	6,629
Capital lease obligations	21	128
Derivative liability	—	3

Total	$20,249	$18,973

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Supplemental cash flow information

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,791	$4,171	$4,909
Cash paid for taxes	12,936	6,384	8,963

Non-cash investing activities:
Translation adjustment	$7,823	$(23,061)	$(5,281)

Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Accumulated translation adjustment:
Balance at beginning of year	$(35,644)	$(12,961)	$(7,680)
Translation adjustment during period	7,823	(23,061)	(5,281)
Amounts reclassified from accumulated other comprehensive loss: (1)
Currency translation adjustment	—	378	—

Balance at end of year	$(27,821)	$(35,644)	$(12,961)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$(3)	$(20)	$(18)
Derivative fair value adjustment, net of tax	17	17	(2)

Balance at end of year (2)	$14	$(3)	$(20)

Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(1,352)	$(1,204)	$(2,224)
Net gain (loss) arising from retirement benefit obligations, net of tax	(228)	(202)	941
Amounts reclassified from accumulated other comprehensive loss:
Amortization of loss, net of tax(3)	62	54	79

Balance at end of year	$(1,518)	$(1,352)	$(1,204)

(1)	Amount is recorded in equity in earnings (losses) on the consolidated statements of operations.
(2)	No amounts were reclassified out of accumulated other comprehensive loss. Amounts reclassified would be recorded in interest expense on the consolidated statements of operations.
(3)	Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE O — Taylor Acquisition

On December 22, 2017, the Company entered into an Agreement providing for the acquisition of Taylor Holdco LLC, (“Taylor”) by the Company. At a special meeting of shareholders held on February 28, 2018, stockholders approved the issuance of shares pursuant to the Agreement and the acquisition was completed on March 2, 2018.

The aggregate consideration for Taylor is approximately $297.3 million, $220.4 million of cash consideration and approximately 5.6 million newly issued shares of the Company’s common stock, with a value equal to $76.9 million, based on the market value of the Company’s common stock as of March 2, 2018. The estimated cash portion of the consideration is subject to adjustments as defined in the Agreement.

The acquisition will be accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, which will establish a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value as of the date control is obtained.

In connection with the Company’s acquisition of Taylor, on March 2, 2018 (1) the Company entered into a new credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the lenders and issuing banks party thereto, in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and (2) the Company entered into a new loan agreement, the “TLB Credit Agreement”, with the Company, as the borrower and a guarantor, the other guarantors, JPMorgan, as administrative agent, Golub Capital LLC, as syndication agent, and the lenders party thereto, providing for a senior secured term loan credit facility to the Company in the principal amount of $275.0 million, which will mature on February 28, 2025. The term loan facility will be repaid, commencing June 30, 2018, in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the term loan facility. The maximum borrowing under the ABL Credit Agreement may be increased to up to $200.0 million, if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the TLB Credit Agreement if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the TLB Credit Agreement, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the TLB Credit Agreement.

The Company utilized the proceeds of borrowings under the revolving credit facility and the proceeds of the term loan (i) to repay in full all existing indebtedness for borrowed money under its former Credit Agreement and (ii) to finance the acquisition of Taylor, the refinancing of certain indebtedness of Taylor and its subsidiaries, and the payment of fees and expenses in connection with the foregoing.

Item 15(a)

LIFETIME BRANDS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at beginning of period	Due to acquisitions	Charged to costs and expenses		Deductions		Balance at end of period

Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$648	$—	$594		$(84	)(a)	$1,158
Reserve for sales returns and allowances	5,077	—	4,332	(c)	(4,377	)(b)	5,032

	$5,725	$—	$4,926		$(4,461)		$6,190

Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$697	$—	$127		$(176	)(a)	$648
Reserve for sales returns and allowances	4,603	—	5,110	(c)	(4,636	)(b)	5,077

	$5,300	$—	$5,237		$(4,812)		$5,725

Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$815	$—	$226		$(344	)(a)	$697
Reserve for sales returns and allowances	5,848	—	6,504	(c)	(7,749	)(b)	4,603

	$6,663	$—	$6,730		$(8,093)		$5,300

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Allowances granted.
(c)	Charged to net sales.

S-1