Form 10-Q
period 2018-03-31
LIFETIME BRANDS, INC
filed 2018-05-09
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of April 30, 2018 was 20,605,314.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,904	$7,600
Accounts receivable, less allowances of $6,164 at March 31, 2018 and $6,190 at December 31, 2017	87,622	108,033
Inventory	177,567	132,436
Prepaid expenses and other current assets	16,262	10,354

TOTAL CURRENT ASSETS	293,355	258,423

PROPERTY AND EQUIPMENT, net	27,052	23,065
INVESTMENTS	24,517	23,978
INTANGIBLE ASSETS, net	371,087	88,479
DEFERRED INCOME TAXES	8,889	5,826
OTHER ASSETS	2,015	1,750

TOTAL ASSETS	$726,915	$401,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$1,285	$—
Short term loan	151	69
Accounts payable	34,119	25,461
Accrued expenses	49,588	44,121
Income taxes payable	104	1,864

TOTAL CURRENT LIABILITIES	85,247	71,515

DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,569	20,249
DEFERRED INCOME TAXES	34,419	4,423
INCOME TAXES PAYABLE, LONG-TERM	311	311
REVOLVING CREDIT FACILITY	45,047	94,744
TERM LOAN	263,581	—

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at March 31, 2018 and December 31, 2017; shares issued and outstanding: 20,605,877 at March 31, 2018 and 14,902,527 at December 31, 2017	206	149
Paid-in capital	255,408	178,909
Retained earnings	48,068	60,546
Accumulated other comprehensive loss	(25,941)	(29,325)

TOTAL STOCKHOLDERS’ EQUITY	277,741	210,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$726,915	$401,521

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$118,169	$113,356
Cost of sales	73,082	69,415

Gross margin	45,087	43,941
Distribution expenses	17,822	13,433
Selling, general and administrative expenses	40,175	32,382
Restructuring expenses	406	—

Loss from operations	(13,316)	(1,874)
Interest expense	(2,103)	(941)
Loss on early retirement of debt	(66)	—

Loss before income taxes and equity in earnings	(15,485)	(2,815)
Income tax benefit	3,810	944
Equity in earnings, net of taxes	77	540

NET LOSS	$(11,598)	$(1,331)

BASIC LOSS PER COMMON SHARE	$(0.70)	$(0.09)

DILUTED LOSS PER COMMON SHARE	$(0.70)	$(0.09)

Cash dividends declared per common share	$0.0425	$0.0425

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(11,598)	$(1,331)
Other comprehensive income (loss), net of taxes:
Translation adjustment	3,380	1,976
Derivative fair value adjustment	(14)	13
Effect of retirement benefit obligations	18	15

Other comprehensive income, net of taxes	3,384	2,004

Comprehensive income (loss)	$(8,214)	$673

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(11,598)	$(1,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,309	3,286
Amortization of financing costs	220	217
Deferred rent	370	(140)
Stock compensation expense	838	804
Undistributed equity in earnings, net of taxes	(77)	(540)
Loss on early retirement of debt	66	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	48,119	43,044
Inventory	(17,303)	(18,648)
Prepaid expenses, other current assets and other assets	(1,476)	(1,073)
Accounts payable, accrued expenses and other liabilities	(7,050)	(18,135)
Income taxes receivable	—	(132)
Income taxes payable	(3,880)	(1,373)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,538	5,979

INVESTING ACTIVITIES
Purchases of property and equipment	(2,408)	(373)
Filament acquisition, net of cash acquired	(217,932)	—

NET CASH USED IN INVESTING ACTIVITIES	(220,340)	(373)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	73,725	66,298
Repayments of revolving credit facility	(123,938)	(70,620)
Proceeds from Term Loan	275,000	—
Repayment of Credit Agreement term loan	—	(2,500)
Proceeds from short term loan	79	119
Payment of financing costs	(11,049)	(29)
Payment of equity issuance costs	(929)	—
Payments for capital leases	(24)	—
Payments of tax withholding for stock based compensation	(258)	—
Proceeds from exercise of stock options	—	92
Cash dividends paid	(652)	(613)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	211,954	(7,253)

Effect of foreign exchange on cash	152	53
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,304	(1,594)

Cash and cash equivalents at beginning of period	7,600	7,883

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,904	$6,289

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY ACCOUNTING POLICIES

Organization and business

Lifetime Brands, Inc. (the “Company”) designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of brand names and trademarks, which are either owned or licensed by the Company, or through retailers’ private labels. The Company markets and sells its products principally on a wholesale basis to retailers. The Company also markets and sells a limited selection of its products directly to consumers through third parties and its own internet websites.

On March 2, 2018, the Company expanded its portfolio of products and brands through the acquisition of Taylor Holdco LLC and its subsidiaries (doing business as Filament Brands) (“Filament”). Filament primarily designs, markets, and distributes consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products, and select outdoor products. The three months ended March 31, 2018 includes the operations of Filament for the period from March 2, 2018 to March 31, 2018. See Note C for additional information.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2017 and 2016, net sales for the third and fourth quarters accounted for 60% and 61% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.

The Company offers various sales incentives and promotional programs to its customers in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and returns are reflected as reductions of revenue at the time of sale. See Note B for additional information.

Cost of sales

Cost of sales consists primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties and other product procurement related charges.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Receivable purchase agreement

The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, are reflected as a reduction of accounts receivable in the Company’s condensed consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $19.6 million and $21.6 million of Receivables during the three months ended March 31, 2018 and 2017, respectively. A charge of $90,000 and $67,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

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

The components of inventory are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Finished goods	$174,565	$129,611
Work in process	1,738	1,548
Raw materials	1,264	1,277

Total	$177,567	$132,436

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Derivatives

The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging. ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings.

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

March 31, 2018

(unaudited)

Restructuring expenses

Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. A liability has been incurred at the point of closure for any remaining operating lease obligations and at the communication date for severance.

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three months ended March 31, 2018 the Company incurred $0.4 million of restructuring charges, all of which is accrued.

Adoption of new accounting pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This standard assists with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be applied prospectively to acquisitions and has not had an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new guidance under the modified retrospective approach. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements. The adoption resulted in the recognition of right of a return asset related to certain product returns by increasing the returns liability; this gross up had no corresponding impact on the Condensed Consolidated Statement of Operations.

Effective January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The Company applied the new guidance to existing cash flow hedge relationships using a modified retrospective approach. No adjustment was recorded to opening retained earnings on the date of adoption. The adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Accounting pronouncements to be adopted in future periods

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement- Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Cuts and Jobs Act on items within accumulated other comprehensive income (loss). The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the effect of adopting this pronouncement.

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

NOTE B —REVENUE

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $545,000 and $561,000 for the three months ended March 31, 2018 and 2017, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

The Company offers various sales incentives and promotional programs to its wholesale customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements represent forms of variable consideration, and an estimate of sales returns are reflected as reductions in net sales in the Company’s condensed consolidated statements of operations. These estimates are based on historical experience and other known factors or as the most likely amount in a range of possible outcomes. On a quarterly basis, variable consideration is assessed on a portfolio approach in estimating the extent to which the components of variable consideration are constrained.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Payment terms with customers vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one year. These costs are expensed as incurred and recorded within selling, general and administrative expenses in the condensed consolidated statement of operations. Incidental items that are immaterial in the context of the contract are expensed as incurred.

The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three months ended March 31, 2018 (in thousands).

U.S. Wholesale
Kitchenware	$56,965
Tableware	20,905
Home Solutions	12,925
International
Kitchenware	13,000
Tableware	8,846
Retail Direct	5,528

$118,169

United States	$91,714
United Kingdom	15,623
Rest of World	10,832

$118,169

NOTE C —ACQUISITION

On December 22, 2017, the Company entered into an agreement providing for the acquisition of Filament by the Company. At a special meeting of stockholders held on February 28, 2018, stockholders approved the issuance of shares pursuant to the agreement and the acquisition was completed on March 2, 2018. The aggregate consideration for Filament was $295.8 million, $218.9 million of cash consideration and 5,593,116 newly issued shares of the Company’s common stock, with a value equal to $76.9 million, based on the market value of the Company’s common stock as of March 2, 2018. The estimated cash portion of the consideration is subject to adjustments as defined in the agreement. The acquisition is being accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, which established a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value.

The purchase price has been determined to be as follows (in thousands):

Cash	$218,917
Share consideration	76,905

Total purchase price	$295,822

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The purchase price was allocated based on the Company’s preliminary estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Accounts receivable	$26,453
Inventory	26,696
Other assets	10,086
Other liabilities	(24,393)
Deferred income tax	(26,633)
Goodwill and other intangibles	283,613

Total allocated value	$295,822

Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes. The goodwill and other intangible assets are primarily included in the U.S. Wholesale segment. Customer relationships are amortized on a straight-line basis over their estimated useful lives (see Note E).

The three months ended March 31, 2018 includes the operations of Filament for the period from March 2, 2018, the date of acquisition, to March 31, 2018. The condensed consolidated statement of operations for the three months ended March 31, 2018, include $9.3 million of net sales and $1.1 million net loss from operations contributed by Filament.

Unaudited Pro forma Results

The following table presents the Company’s pro forma consolidated net sales, loss before income taxes and equity in earnings and net loss for the three months ended March 31, 2018 and March 31, 2017. The unaudited pro forma results include the historical statement of operations information of the Company and of Filament, giving effect to the Filament acquisition and related financing as if they had occurred at the beginning of the periods presented.

	Unaudited pro forma results
	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands, except per share data)
Net sales	$143,980	$158,270
Loss before income taxes and equity in earnings	(15,844)	(4,962)
Net loss	(11,868)	(2,566)
Basic and diluted loss per common share	(0.58)	(0.13)

The pro forma results, prepared in accordance with U.S. GAAP, include the following pro forma adjustments related to the Filament acquisition:

(1)	as a result of a $1.5 million increase in the fair value of acquired inventory at the acquisition date, the Company recorded a $0.3 million charge in cost of sales in the three months ended March 31, 2018 condensed consolidated financial statements. The pro forma adjustments reflect the elimination of this charge;

(2)	a net increase in amortization expense related to the fair value of the identifiable intangible assets of $0.3 million for the three months ended March 31, 2018 and a net decrease in amortization expense related to the fair value of the identifiable intangible assets of $0.2 million in the three months ended March 31, 2017;

(3)	the elimination of acquisition costs recorded in the three months ended March 31, 2018 of $0.8 million incurred by the Company;

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

(4)	an adjustment to reflect the refinancing of the Company’s debt in connection with the acquisition. The three months ended March 31, 2018 and 2017 reflects a net decrease of $0.9 million and $1.4 million, respectively, for the change in interest expense, amortization of debt issuance costs and elimination of historical debt and preferred interest expense of Filament;

(5)	an adjustment to reflect additional compensation for a key executive as a result of the acquisition;

(6)	an increase in the weighted average shares outstanding to reflect the issuance of consideration shares.

The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination, or the impact of non-recurring items directly related to the business combination.

The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Filament acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future condensed consolidated operating results of the combined company.

NOTE D —INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three month periods ended March 31, 2018 and 2017 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 18.16 and MXN 19.68 at March 31, 2018 and December 31, 2017, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 18.71 and MXN 20.30 during the three months ended March 31, 2018 and 2017, respectively. The effect of the translation of the Company’s investment resulted in an increase to the investment of $0.7 million and $1.3 million during the three months ended March 31, 2018 and 2017, respectively (also see Note M). These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at March 31, 2018 and December 31, 2017 are amounts due from Vasconia of $112,000 and $64,000, respectively. Included within accrued expenses and accounts payable at March 31, 2018 and December 31, 2017 are amounts due to Vasconia of $7,000 and $0, respectively.

A summarized statement of income information for Vasconia in USD and MXN is as follows:

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

	Three Months Ended
	March 31,
	2018		2017
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$39,570	$740,406	$36,823	$747,495
Gross profit	7,119	133,207	7,853	159,421
Income from operations	1,149	21,503	2,430	49,329
Net (loss) income	(362)	(6,776)	1,234	25,043

The Company recorded equity in earnings of Vasconia, net of taxes, of $77,000 and $0.5 million, for the three months ended March 31, 2018 and 2017, respectively. Equity in earnings for the three months ended March 31, 2018 and 2017, includes deferred tax benefit of $0.2 million in both periods, due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.

As of March 31, 2018 and December 31, 2017, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $35.9 million and $31.8 million, respectively. The carrying value of the Company’s investment in Vasconia was $24.3 million and $23.8 million as of March 31, 2018 and December 31, 2017, respectively.

NOTE E — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$98,889	$—	$98,889	$15,772	$—	$15,772

Indefinite-lived intangible assets:
Trade names	64,816	—	64,816	7,616	—	7,616

Finite-lived intangible assets:
Licenses	15,847	(9,489)	6,358	15,847	(9,375)	6,472
Trade names	33,841	(11,926)	21,915	33,368	(11,109)	22,259
Customer relationships	193,492	(19,298)	174,194	52,961	(16,966)	35,995
Other	5,781	(866)	4,915	1,165	(800)	365

Total	$412,666	$(41,579)	$371,087	$126,729	$(38,250)	$88,479

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

A summary of the activities related to the Company’s intangible assets for the three months ended March 31, 2018 consists of the following (in thousands):

Goodwill and Intangible Assets, December 31, 2017	$88,479
Goodwill acquired	82,613
Trade names acquired	57,200
Customer relationships acquired	139,200
Other intangibles acquired	4,600
Foreign currency translation adjustment	1,675
Amortization	(2,680)

Goodwill and Intangible Assets, March 31, 2018	$371,087

NOTE F— DEBT

In connection with the Company’s acquisition of Filament, on March 2, 2018, the Company entered into a new credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the lenders and issuing banks party thereto, evidencing a senior secured asset-based revolving credit facility provided to the Company in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a new loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) with the Company, as the borrower and a guarantor, the other guarantors, JPMorgan, as administrative agent, Golub Capital LLC, as syndication agent, and the lenders party thereto, providing for a senior secured term loan credit facility to the Company in the original principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan facility will be repaid, commencing June 30, 2018, in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the term loan facility. The maximum borrowing under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.

At March 31, 2018, borrowings outstanding under the ABL Agreement were $45.0 million, and open letters of credit were $3.2 million. At March 31, 2018, availability under the ABL Agreement was approximately $79.5 million. Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

At March 31, 2018, $275.0 million was outstanding under the Term Loan. At March 31, 2018, unamortized debt issuance costs of $1.5 million and $8.7 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Debt Agreements and any hedging

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interest consists of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The margin with respect to the revolving credit facility is, until financial statements for the first full fiscal quarter ending after the closing are delivered, 0.50% per annum in the case of base rate borrowings and 1.50% per annum in the case of LIBOR borrowings. Interest rates on outstanding borrowings under the ABL Agreement at March 31, 2018 ranged from 2.0% to 5.3%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the three months ended March 31, 2018.

The term loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2018 was 5.2%.

The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement for forty-five (45) consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.

The Company was in compliance with the covenants of the Debt Agreements at March 31, 2018.

At December 31, 2017, borrowings outstanding under the Company’s former credit facility were $94.7 million and open letters of credit were $3.2 million. Availability under the former credit agreement was approximately $58.0 million at December 31, 2017. Upon entering into the Debt Agreements in March 2018 the Company repaid its outstanding borrowings under its former credit agreement. In connection therewith, debt issuance costs of $66,000 were written off.

NOTE G- DERIVATIVES

The Company has entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional values of foreign exchange contracts at March 31, 2018 and

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

December 31, 2017 were $28.3 million and $34.9 million, respectively. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair values of these contracts are recorded in earnings immediately.

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2018	December 31, 2017
Foreign exchange contracts	Accrued expenses	$2,428	$1,951

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

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of loss	2018	2017
Foreign exchange contracts	Selling, general and administrative expense	$(1,515)	$(189)

In connection with the financing transaction described in Note F, the Company settled its outstanding interest rate swaps, which had an aggregate notional value of $5.3 million. The net gain reported in accumulated other comprehensive income at December 31, 2017 related to the interest rate swap was reclassified into interest expense during the three months ended March 31, 2018.

NOTE H — STOCK COMPENSATION

Option Awards

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2018 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2018	1,456,200	$13.64
Grants	150,000	13.75
Cancellations	(6,625)	18.23
Expirations	(3,750)	15.41

Options outstanding, March 31, 2018	1,595,825	13.63	4.8	$1,393,000

Options exercisable, March 31, 2018	1,246,923	$13.04	3.8	$1,393,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2018. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2018 and the exercise price.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Total unrecognized stock option compensation expense at March 31, 2018, before the effect of income taxes, was $1.4 million and is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2018 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2018	219,317	$17.12
Grants	75,944	13.65
Cancellations	(5,375)	16.82

Non-vested restricted shares, March 31, 2018	289,886	$16.22

Total unrecognized compensation expense remaining	$3,486,000
Weighted-average years expected to be recognized over	2.6

No restricted stock vested during the three months ended March 31, 2018.

Performance shares

Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by the end of the performance period, as determined by the Compensation Committee. The shares are subject to the terms and conditions of the Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”).

A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2018 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2018	228,892	$16.49
Cancellations	(7,293)	15.90
Vested	(58,888)	14.84

Non-vested performance-based awards, March 31, 2018	162,711	$17.11

Total unrecognized compensation expense remaining	$1,419,000
Weighted-average years expected to be recognized over	1.5

(1)	Represents the target number of shares to be issued for each performance-based award.

The total fair value of performance-based awards that vested during the three months ended March 31, 2018 was $792,000.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The Company recognized total stock compensation expense of $0.8 million for the three months ended March 31, 2018, of which $0.2 million represents stock option compensation expense and $0.6 million represents restricted stock and performance based compensation expense. The Company recognized total stock compensation expense of $0.8 million for the three months ended March 31, 2017, of which $0.4 million represents stock option compensation expense and $0.4 million represents restricted stock and performance based compensation expense.

At March 31, 2018, there were 374,558 shares available for awards that could be granted under the Plan, assuming maximum performance of performance-based awards.

NOTE I—LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three month periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net loss– basic and diluted	$(11,598)	$(1,331)
Weighted-average shares outstanding – basic and diluted	16,601	14,396
Basic and diluted loss per common share	$(0.70)	$(0.09)

The computation of diluted loss per common share for the three months ended March 31, 2018 and 2017 excludes 1,885,711 shares and 2,003,162 shares, respectively, related to options to purchase shares and other stock awards. These shares were excluded due to their antidilutive effects.

NOTE J — INCOME TAXES

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

The Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to companies that have not yet completed their accounting for the Tax Act in the period of enactment. SAB 118 provides that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Accordingly, the Company recorded a provisional income tax expense of $3.3 million in the year ended December 31, 2017 associated with the re-measurement of the Company’s deferred tax assets stemming from the reduction of the U.S. federal income tax rate and one-time transition tax on the Company’s material wholly owned foreign subsidiaries’ accumulated, unremitted earnings, based on the reasonable estimate guidance provided by SAB 118.

As of March 31, 2018 the Company has not changed the provisional estimates recognized in 2017 and the Company is not yet able to calculate a reasonable estimate for the impact of the one-time transition tax on the Company’s equity investment due to the complexity of calculating accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for applicable years after 1986.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Beginning January 1, 2018, the Tax Act subjects the Company to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries, base erosion anti-abuse tax (“BEAT”), foreign derived intangible income tax (“FDII”), and IRC Section 163(j) interest limitation (“Interest Limitation”). Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the tax impact and has not yet made the accounting policy election. As of March 31, 2018, the Company was able to reasonably estimate provisional adjustments, based on current year operations only, related to GILTI and FDII that have been recognized in the Company’s financial statements. For the BEAT and Interest Limitation impact of the Tax Act, the Company has not recorded a provisional estimate in its effective tax rate for the three months ended March 31, 2018 because the Company does not currently estimate that these provisions of the Tax Act will apply in 2018.

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments during 2018.

Income tax benefit of $3.8 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rates of 24.6% and 33.5%, respectively. The effective rate for the three months ended March 31, 2018 reflects the reduced U.S. corporate income tax rate, partially offset by non-deductible expenses. The effective tax rate for the three months ended March 31, 2017 reflects income derived from foreign sources being taxed at a lower income tax rate, as well as the release of a tax liability related to an uncertain tax position.

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at March 31, 2018 is a gross liability of tax and interest of $3.7 million. The Company believes that $2.8 of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey, Illinois and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2014. At March 31, 2018, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2013 through 2017.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s results of operations or cash flows as of and for the three month periods ended March 31, 2018 and 2017. At March 31, 2018, interest and penalties included in the Company’s uncertain tax position gross liability was approximately $1.0 million.

NOTE K– BUSINESS SEGMENTS

The Company has three reportable business segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. The Retail Direct segment is where the Company markets and sells a limited selection of its products directly to consumers through third party and its own internet websites.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. While the three segments distribute similar products, the segments are distinct due to the different methods the Company uses to sell, market, and distribute the products. Management evaluates the performance of the U.S. Wholesale, International and Retail Direct segments based on net sales and income (loss)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net sales
U.S. Wholesale	$90,795	$87,392
International	21,846	21,228
Retail Direct	5,528	4,736

Total net sales	$118,169	$113,356

Income (loss) from operations
U.S. Wholesale	$(5,528)	$2,235
International	(3,220)	(1,157)
Retail Direct	(12)	116
Unallocated corporate expenses	(4,556)	(3,068)

Loss from operations	$(13,316)	$(1,874)

Depreciation and amortization
U.S. Wholesale	$3,091	$2,302
International	1,162	951
Retail Direct	56	33

Total depreciation and amortization	$4,309	$3,286

	March 31, 2018	December 31, 2017
	(in thousands)
Assets
U.S. Wholesale	$597,784	$281,398
International	107,726	105,984
Retail Direct	612	613
Unallocated/ Corporate/ Other	20,793	13,526

Total assets	$726,915	$401,521

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE L — CONTINGENCIES

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. The EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA will conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it plans to expand its field investigation for the RI/FS for the second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE M — OTHER

Cash dividends

On March 8, 2018, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2018 to shareholders of record on May 1, 2018. As of March 31, 2018, the Company accrued $0.9 million for the payment of these dividends. On February 15, 2018, the Company paid dividends of $624,000 to shareholders of record on February 1, 2018.

Supplemental cash flow information

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$746	$787
Cash paid for taxes	70	537

Non-cash investing activities:
Translation gain adjustment	$3,380	$1,976

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(27,821)	$(35,644)
Translation gain during period	3,380	1,976

Balance at end of period	$(24,441)	$(33,668)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$14	$(3)
Amounts reclassified from accumulated other comprehensive loss: (1)
Settlement of cash flow hedge	(14)	—
Derivative fair value adjustment, net of taxes of $0 and $9 for the three month periods ended March 31, 2018 and 2017, respectively.	—	13

Balance at end of period	$—	$10

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,518)	$(1,352)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial losses, net of taxes of $12 and $10 for the three month periods ended March 31, 2018 and 2017, respectively.	18	15

Balance at end of period	$(1,500)	$(1,337)

(1)	Amount is recorded as interest expense on the condensed consolidated statement of operations.
(2)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Lifetime Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. (the Company) as of March 31, 2018, the related condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended, and the related notes and schedules (not presented herein); and in our report dated March 16, 2018, we expressed an unqualified audit opinion on those consolidated financial statements and included an explanatory paragraph for reference to other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Jericho, New York

May 9, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries), contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “assumes,” “seeks,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2017 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	Tax reform;

•	General economic factors and political conditions;

•	Indebtedness;

•	Seasonality;

•	Liquidity;

•	Interest;

•	Acquisition integration;

•	Competition;

•	Customer practices;

•	Intellectual property, brands and licenses;

•	Goodwill;

•	International operations;

•	Supply chain;

•	Foreign exchange rates;

•	International trade and transportation;

•	Product liability;

•	Regulatory matters;

•	Product development;

•	Reputation;

•	Technology;

•	Personnel;

•	Price fluctuations;

•	Business interruptions;

•	Projections;

•	Fixed costs;

•	Governance; and

•	Acquisitions and investments.

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve, and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, shears, kitchen scales, thermometers, timers, cookware, pantryware, spice racks, wine accessories and bakeware) and Tableware (dinnerware, stemware, flatware, and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, food storage, neoprene travel products, bath scales, and home décor). In 2017, Kitchenware products and Tableware products accounted for approximately 89% of the Company’s U.S. Wholesale segment’s net sales and 88% of the Company’s consolidated net sales.

On March 2, 2018, the Company completed the acquisition of Taylor Holdco LLC and its subsidiaries (doing business as Filament Brands) (“Filament”). Filament primarily designs, markets and distributes consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products, and select outdoor products. The three months ended March 31, 2018 includes the operations of Filament for the period from March 2, 2018 to March 31, 2018.

At the heart of the Company is a culture of innovation. The Company employs over 120 artists, engineers, industrial designers and graphics specialists, who create new products, packaging and merchandising concepts. The Company expects to introduce approximately 4,000 new or redesigned products globally in 2018. Newly introduced products generally reach their peak sales in 12 to 18 months.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, Taylor®, KitchenAid®, Pfaltzgraff®, KitchenCraft®, Fitz and Floyd®, Sabatier®, Kamenstein®, Built NY®, MasterClass®, Fred®, Rabbit® and LaCafetière®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands, including complementary brands in markets outside the United States, and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

BUSINESS SEGMENTS

The Company operates in three reportable segments: U.S. Wholesale, International and Retail Direct. The U.S. Wholesale segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors. The International segment consists of certain business operations conducted outside the U.S. The Retail Direct segment is that in which the Company markets and sells a limited selection of its products directly to consumers through third party and its own internet websites. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2018, Vasconia’s Board of Directors is comprised of eleven members of whom the Company has designated three members.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2017 and 2016, net sales for the third and fourth quarters accounted for 60% and 61% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.

RESTRUCTURING

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three months ended March 31, 2018 the Company incurred $0.4 million of restructuring charges, all of which is accrued.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is an update to the corresponding critical accounting policies and estimates set forth in the Company’s 2017 Annual Report on Form 10-K. Except as modified below, there have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue recognition

The Company sells products:

•	Wholesale, to retailers and distributors, and

•	Retail, directly to consumers.

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606 regarding revenue recognition. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

The Company offers various sales incentives and promotional programs to its wholesale customers in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements represent forms of variable consideration, and an estimate of sales returns are reflected as reductions in net sales in the Company’s condensed consolidated statements of operations. These estimates are based on historical experience and other known factors or as the most likely amount in a range of possible outcomes. On a quarterly basis, variable consideration is assessed on a portfolio approach in estimating the extent to which the components of variable consideration are constrained.

Payment terms with customers vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one year. These costs are expensed as incurred and recorded within selling, general and administrative expenses in the condensed consolidated statement of operations. Incidental items that are immaterial in the context of the contract are expensed as incurred.

Derivatives

The Company accounts for derivative instruments in accordance with ASC Topic No. 815, Derivatives and Hedging. ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings.

For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	61.8	61.2

Gross margin	38.2	38.8
Distribution expenses	15.1	11.9
Selling, general and administrative expenses	34.0	28.6
Restructuring expenses	0.3	—

Loss from operations	(11.2)	(1.7)
Interest expense	(1.8)	(0.8)
Loss on early retirement of debt	(0.1)	—

Loss before income taxes and equity in earnings	(13.1)	(2.5)
Income tax benefit	3.2	0.8
Equity in earnings, net of taxes	0.1	0.5

Net loss	(9.8)%	(1.2)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2017

Net Sales

Net sales for the three months ended March 31, 2018 were $118.2 million, an increase of $4.8 million, or 4.2%, as compared to net sales of $113.4 million for the corresponding period in 2017. The three months ended March 31, 2018 includes sales of $9.3 million from Filament for the period from March 2, 2018, the date of acquisition

Net sales for the U.S. Wholesale segment for the three months ended March 31, 2018 were $90.8 million, an increase of $3.4 million, or 3.9%, as compared to net sales of $87.4 million for the corresponding period in 2017.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $57.0 million for the three months ended March 31, 2018, an increase of $0.6 million, or 1.1%, as compared to $56.4 million for the corresponding period in 2017. The increase in the U.S. Wholesale segment’s Kitchenware product category was attributable to contributions from Filament, partially offset by a decrease due to the timing of tools and gadget and bakeware sales.

Net sales for the U.S. Wholesale segment’s Tableware product category were $20.9 million for the three months ended March 31, 2018, an increase of $1.0 million, or 5.0%, as compared to $19.9 million for the corresponding period in 2017. The increase was attributable to the Fitz and Floyd product line, partially offset by a decrease due to the timing of tabletop and flatware sales.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $12.9 million for the three months ended March 31, 2018, an increase of $1.8 million, or 16.2%, as compared to $11.1 million for the corresponding period in 2017. The increase reflects contributions from the Filament, partially offset by a decrease due to a home decor program not repeated in 2018.

Net sales for the International segment were $21.8 million for the three months ended March 31, 2018, an increase of $0.6 million, or 2.8%, as compared to net sales of $21.2 million for the corresponding period in 2017. In constant currency, net sales decreased approximately 8.2%. The decrease, in constant currency, was due to timing of kitchenware sales and a decline in tableware sales.

Net sales for the Retail Direct segment were $5.5 million for the three months ended March 31, 2018, as compared to net sales of $4.7 million for the corresponding period in 2017. The increase reflects contributions from Filament’s retail websites.

Gross margin

Gross margin for the three months ended March 31, 2018 was $45.1 million, or 38.2%, as compared to $43.9 million, or 38.8%, for the corresponding period in 2017.

Gross margin for the U.S. Wholesale segment was $33.9 million, or 37.3%, for the three months ended March 31, 2018, as compared to $33.5 million, or 38.4%, for the corresponding period in 2017. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The decrease in margin is the result of a change in product mix, in part, from the Company’s acquisitions of Fitz and Floyd and Filament.

Gross margin for the International segment was $7.6 million, or 34.9%, for the three months ended March 31, 2018, as compared to $7.3 million, or 34.2%, for the corresponding period in 2017. The increase in margin is the result of the strengthening of the British pound.

Gross margin for the Retail Direct segment was $3.6 million, or 64.8%, for the three months ended March 31, 2018, as compared to $3.1 million, or 66.7%, for the corresponding period in 2017. The decrease in gross margin in the Retail Direct segment reflects product mix, including the inclusion of Filament.

Distribution expenses

Distribution expenses for the three months ended March 31, 2018 were $17.8 million, as compared to $13.4 million for the corresponding period in 2017. Distribution expenses as a percentage of net sales were 15.1% for the three months ended March 31, 2018, as compared to 11.9% for the three months ended March 31, 2017.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment was approximately 14.5% and 11.1% for the three months ended March 31, 2018 and 2017, respectively. The increase reflects expenses associated with the Company’s west coast distribution facility relocation of approximately $2.4 million. As a percentage of sales shipped from the Company’s warehouses, distribution expenses excluding the relocation costs for the U.S. Wholesale segment, were 11.9% for the three months ended March 31, 2018 and 11.2% for the three months ended March 31, 2017.

Distribution expenses as a percentage of net sales for the International segment were approximately 12.8% and 10.8% for the three months ended March 31, 2018 and 2017, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 14.2% and 11.9% for the three months ended March 31, 2018 and 2017, respectively. The increase in distribution expenses as a percentage of net sales reflects an increase in labor and facility expenses.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 32.7% and 31.9% for the three months ended March 31, 2018 and 2017, respectively. The increase reflects the effect of an increase in freight rates.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 were $40.2 million, an increase of $7.8 million, or 24.1%, as compared to $32.4 million for the corresponding period in 2017.

Selling, general and administrative expenses for the U.S. Wholesale segment were $25.8 million for the three months ended March 31, 2018, as compared to $21.6 million for the three months ended March 31, 2017. The 2018 period reflects an increase related to the Company’s acquisition of Filament and increases in employee expenses and intangible amortization expense related to the Company’s acquisitions of Fitz and Floyd in 2017 and Filament in 2018. As a percentage of net sales, selling, general and administrative expenses were 28.4% and 24.7% for the three months ended March 31, 2018 and 2017, respectively.

Selling, general and administrative expenses for the three months ended March 31, 2018 for the International segment were $8.1 million, an increase of $1.9 million, from $6.2 million for the corresponding period in 2017. The increase in selling, general and administrative expenses in the 2018 quarter was primarily due to foreign currency contract losses in the current period resulting from the Company’s hedging activity and strengthening of the British pound sterling.

Selling, general and administrative expenses for the Retail Direct segment were $1.7 million for the three months ended March 31, 2018, as compared to $1.5 million for the three months ended March 31, 2017. The increase in expenses was primarily due to the acquisition of Filament’s retail direct operations. As a percentage of net sales, selling, general and administrative expenses were 31.0% and 30.9% for the three months ended March 31, 2018 and 2017, respectively.

Unallocated corporate expenses for the three months ended March 31, 2018 were $4.6 million, as compared to $3.1 million for the corresponding period in 2017. The increase was primarily attributable to an increase in acquisition related expenses and professional fees.

Interest expense

Interest expense for the three months ended March 31, 2018 was $2.1 million, an increase of $1.2 million, from $0.9 million for the three months ended March 31, 2017. The increase in expense was attributable to the financing obtained in connection with the acquisition of Filament.

Loss on early retirement of debt

In connection with the financing obtained for the acquisition of Filament, the Company wrote-off $0.1 million of the debt issuance costs.

Income tax benefit

Income tax benefit for the three months ended March 31, 2018 was $3.8 million as compared to $0.9 million for the corresponding period in 2017. The Company’s effective tax rate for the three months ended March 31, 2018 was 24.6% as compared to 33.5% for the corresponding 2017 period. The effective tax rate for the three months ended March 31, 2018 reflects the reduced statutory U.S. corporate income tax rate, partially offset by non-deductible expenses. The effective tax rate for the three months ended March 31, 2017 reflects income derived from foreign sources being taxed at lower income tax rates, as well as the release of a tax liability related to an uncertain tax position.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $77,000, for the three months ended March 31, 2018, as compared to $0.5 million for the three months ended March 31, 2017. Equity in earnings for the three months ended March 31, 2018 and 2017 includes a deferred tax benefit of $0.2 million, in both periods, due to the requirement to record tax benefits for foreign currency translation gains through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $1.1 million for the three months ended March 31, 2018, as compared to a $2.4 million for the three months ended March 31, 2017. The decrease in income from operations is primarily due to a decrease in gross profit in the aluminum business.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility under the ABL Agreement, as defined below. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, acquisitions and investments and payments of principal and interest on its debt.

At March 31, 2018, the Company had cash and cash equivalents of $11.9 million compared to $7.6 million at December 31, 2017. Working capital was $208.1 million at March 31, 2018 compared to $186.9 million at December 31, 2017. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement was $91.4 million at March 31, 2018.

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended March 31, 2018 inventory turnover was 1.9 times, or 193 days, as compared to 1.9 times, or 190 days, for the three months ended March 31, 2017. An increase in the Company’s consolidated inventory due to the acquisition of Filament, more than offset a decline in inventory due to the Company’s SKU rationalization and inventory management.

Credit Facilities

On March 2, 2018, the Company entered into a new credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the lenders and issuing banks party thereto, evidencing a senior secured asset-based revolving credit facility provided to the Company in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and the Company entered into a new loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) with the Company JPMorgan, as administrative agent, Golub Capital LLC, as syndication agent, and the lenders party thereto, providing for a senior secured term loan credit facility to the Company in the principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan facility will be repaid, commencing June 30, 2018, in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the term loan facility. The maximum borrowing under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.

At March 31, 2018, borrowings outstanding under the ABL Agreement were $45.0 million and open letters of credit were $3.2 million. At March 31, 2018, availability under the ABL Agreement was approximately $79.5 million. The borrowing capacity under the ABL Agreement depends, in part, on eligible levels of certain current assets comprising the borrowing base and the Company’s ability to meet and maintain a financial ratio, if and when applicable. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

As of March 31, 2018, $275.0 million was outstanding under the Term Loan. At March 31, 2018, unamortized debt issuance costs of $1.5 million and $8.7 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interest consists of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The margin with respect to the revolving credit facility is, until financial statements for the first full fiscal quarter ending after the closing are delivered, 0.50% per annum in the case of base rate borrowings and 1.50% per annum in the case of LIBOR borrowings. Interest rates on outstanding borrowings under the ABL Agreement at March 31, 2018 ranged from 2.0% to 5.3%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the three months ended March 31, 2018.

The term loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2018 was 5.2%.

The Debt Agreements provides for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement for forty-five (45) consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.

The Company was in compliance with the covenants of the Debt Agreements at March 31, 2018.

The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.

Covenant Calculations

Consolidated adjusted EBITDA (a non-GAAP financial measure), which is defined in the Company’s Debt Agreements, is used in the calculation of the Fixed Charge Coverage Ratio, Secured Net Leverage Ratio, Total Leverage Ratio and Total Net Leverage Ratio, which are required to be provided to the Company’s lenders pursuant to its Debt Agreements.

The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended March 31, 2018
(in thousands)
Three months ended March 31, 2018	$(529)
Three months ended December 31, 2017	29,767
Three months ended September 30, 2017	26,500
Three months ended June 30, 2017	8,100
Pro forma projected synergies	8,100

Total for the four quarters	$71,938

Capital expenditures for the three months ended March 31, 2018 were $2.4 million.

Non-GAAP financial measure

Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income (loss), as reported, to consolidated adjusted EBITDA, for the four quarters ended March 31, 2018:

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	Twelve Months ended March 31, 2018
Net income (loss) as reported	$(11,598)	$1,251	$4,330	$(2,096)	$(8,113)
Subtract out:
Undistributed equity in (earnings) losses, net	(77)	265	326	(430)	84
Add back:
Income tax expense (benefit)	(3,810)	8,169	3,505	(1,698)	6,166
Interest expense	2,103	1,177	1,172	1,001	5,453
Loss on early retirement of debt	66	—	—	110	176
Depreciation and amortization	4,309	3,468	4,063	3,348	15,188
Stock compensation expense	838	908	952	726	3,424
Unrealized loss on foreign currency contracts	393	169	897	1,456	2,915
Other permitted non-cash charges (1)	287	—	—	—	287
Permitted acquisition related expenses	809	2,424	166	(9)	3,390
Permitted cash charges (2)	2,825	1,331	272	409	4,837
Pro forma Filament adjustment (3)	3,326	10,605	10,817	5,283	30,031
Twelve months ended March 31, 2018, Pro forma projected synergies (4)	—	—	—	—	8,100

Consolidated adjusted EBITDA	$(529)	$29,767	$26,500	$8,100	71,938

(1)	Other permitted non-cash charges includes non-cash purchase accounting adjustment to step-up the fair value of acquired inventory, a permitted exclusion from the Company’s Consolidated adjusted EBITDA, pursuant to the Company’s Debt Agreements.
(2)	Permitted cash charges includes non-recurring charges, severance expense, warehouse relocation costs, transition expenses and restructuring expenses. These are permitted exclusions from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
(3)	Pro forma Filament adjustment represents permitted adjustment to the Company’s consolidated adjusted EBITDA for the acquisition of Filament on March 2, 2018 pursuant to the Company’s Debt Agreements.
(4)	Pro forma projected synergies represents the amount of projected cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies projected by the Company as a result of actions taken through March 31, 2018 or expected to be taken as of March 31, 2018, net of the benefits realized during the three months ended March 31, 2018. Pro forma projected synergies is a permitted exclusion from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

Accounts Receivable Purchase Agreement

To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased; and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold to HSBC $19.6 million and $21.6 million of Receivables during the three months ended March 31, 2018 and 2017, respectively. A charge of $90,000 and $67,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

Derivatives

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

Operating activities

Net cash provided by operating activities was $12.5 million for the three months ended March 31, 2018 as compared to $6.0 million for the corresponding 2017 period. The change in operating cash flow was primarily due to the increase in the net loss and the timing of the payment of accrued expenses in the current period as compared to the 2017 period.

Investing activities

Net cash used in investing activities was $220.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The 2018 investing activity includes the cash consideration paid for the acquisition of Filament and capital expenditures related to the Company’s relocation of its west coast distribution facility.

Financing activities

Net cash provided by financing activities was $212.0 million for the three months ended March 31, 2018 as compared to $7.3 million for the corresponding 2017 period. The change in financing activities was attributable to the repayment of the Company’s former revolving credit facility and borrowings under the Debt Agreements, the proceeds of which were principally used to the finance the acquisition of Filament.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except as follows:

On March 2, 2018, the Company acquired Filament, pursuant to a merger agreement dated December 22, 2017, as discussed in Note C of the unaudited financial statements included in this Quarterly Report on Form 10-Q. In connection with this acquisition, the Company entered new Debt Agreements. As of March 31, 2018, the Company’s ABL Agreement and Term Loan require interest to be paid at variable rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2018, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

On March 2, 2018, the Company acquired Filament, pursuant to a merger agreement dated December 22, 2017. The Company has begun to integrate policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for changes in internal controls that we have made related to the integration of Filament into the post-acquisition combined company, during the quarter ended March 31, 2018, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. The EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA will conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it plans to expand its field investigation for the RI/FS for the second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

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

Item 1A. Risk Factors

There have been no material changes in the company’s risk factors from those disclosed in the Company’s 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities

Pursuant to the merger agreement for the acquisition of Filament, included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 29, 2017, on March 2, 2018, the Company issued an aggregate of 5,593,116 shares of Company Common Stock in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated under the Securities Act.

Item 6. Exhibits

Exhibit Index

Exhibit No.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	May 9, 2018
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 9, 2018
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)