Form 10-Q
period 2018-06-30
LIFETIME BRANDS, INC
filed 2018-08-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2018 was 20,740,997.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,999	$7,600
Accounts receivable, less allowances of $6,037 at June 30, 2018 and $6,190 at December 31, 2017	93,100	108,033
Inventory	197,879	132,436
Prepaid expenses and other current assets	14,712	10,354
Income taxes receivable	4,095	—

TOTAL CURRENT ASSETS	315,785	258,423
PROPERTY AND EQUIPMENT, net	25,643	23,065
INVESTMENTS	23,501	23,978
INTANGIBLE ASSETS, net	366,198	88,479
DEFERRED INCOME TAXES	8,957	5,826
OTHER ASSETS	1,962	1,750

TOTAL ASSETS	$742,046	$401,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$1,247	$—
Short term loan	76	69
Accounts payable	43,915	25,461
Accrued expenses	52,937	44,121
Income taxes payable	—	1,864

TOTAL CURRENT LIABILITIES	98,175	71,515
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	20,847	20,249
DEFERRED INCOME TAXES	33,968	4,423
INCOME TAXES PAYABLE, LONG-TERM	311	311
REVOLVING CREDIT FACILITY	59,577	94,744
TERM LOAN	263,329	—
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at June 30, 2018 and December 31, 2017; shares issued and outstanding: 20,740,997 at June 30, 2018 and 14,902,527 at December 31, 2017	207	149
Paid-in capital	256,182	178,909
Retained earnings	41,126	60,546
Accumulated other comprehensive loss	(31,676)	(29,325)

TOTAL STOCKHOLDERS’ EQUITY	265,839	210,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$742,046	$401,521

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$148,651	$117,393	$266,820	$230,749
Cost of sales	96,573	74,596	169,655	144,011

Gross margin	52,078	42,797	97,165	86,738
Distribution expenses	14,942	12,582	32,764	26,015
Selling, general and administrative expenses	40,042	33,102	80,217	65,484
Restructuring expenses	395	254	801	254

Loss from operations	(3,301)	(3,141)	(16,617)	(5,015)
Interest expense	(4,676)	(1,001)	(6,779)	(1,942)
Loss on early retirement of debt	—	(110)	(66)	(110)

Loss before income taxes and equity in earnings	(7,977)	(4,252)	(23,462)	(7,067)
Income tax benefit	1,765	1,698	5,575	2,642
Equity in earnings, net of taxes	155	458	232	998

NET LOSS	$(6,057)	$(2,096)	$(17,655)	$(3,427)

BASIC LOSS PER COMMON SHARE	$(0.30)	$(0.14)	$(0.96)	$(0.24)

DILUTED LOSS PER COMMON SHARE	$(0.30)	$(0.14)	$(0.96)	$(0.24)

Cash dividends declared per common share	$0.0425	$0.0425	$0.085	$0.085

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(6,057)	$(2,096)	$(17,655)	$(3,427)
Other comprehensive income (loss), net of taxes:
Translation adjustment	(5,489)	3,312	(2,109)	5,288
Derivative fair value adjustment	(263)	1	(277)	14
Effect of retirement benefit obligations	17	16	35	31

Other comprehensive income (loss), net of taxes	(5,735)	3,329	(2,351)	5,333

Comprehensive income (loss)	$(11,792)	$1,233	$(20,006)	$1,906

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(17,655)	$(3,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,731	6,634
Amortization of financing costs	663	282
Deferred rent	368	(304)
Stock compensation expense	1,759	1,530
Undistributed equity in earnings, net of taxes	(232)	(970)
Loss on early retirement of debt	66	110
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	41,441	37,950
Inventory	(39,555)	(30,769)
Prepaid expenses, other current assets and other assets	(185)	1,107
Accounts payable, accrued expenses and other liabilities	5,170	(5,291)
Income taxes receivable	(4,095)	(4,279)
Income taxes payable	(4,242)	(6,858)

NET CASH USED IN OPERATING ACTIVITIES	(5,766)	(4,285)

INVESTING ACTIVITIES
Purchases of property and equipment	(3,168)	(2,710)
Filament acquisition, net of cash acquired	(217,932)	—

NET CASH USED IN INVESTING ACTIVITIES	(221,100)	(2,710)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	126,283	123,534
Repayments of revolving credit facility	(161,173)	(110,937)
Proceeds from Term Loan	275,000	—
Repayment of Term Loan	(688)	—
Repayment of Credit Agreement term loan	—	(9,500)
Proceeds from short term loan	79	119
Payments on short term loan	(71)	(114)
Payment of financing costs	(11,154)	(30)
Payment of equity issuance costs	(936)	—
Payments for capital leases	(24)	(49)
Payments of tax withholding for stock based compensation	(398)	(176)
Proceeds from exercise of stock options	—	1,425
Cash dividends paid	(1,535)	(1,235)

NET CASH PROVIDED BY FINANCING ACTIVITIES	225,383	3,037

Effect of foreign exchange on cash	(118)	197
DECREASE IN CASH AND CASH EQUIVALENTS	(1,601)	(3,761)

Cash and cash equivalents at beginning of period	7,600	7,883

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,999	$4,122

See accompanying independent registered public accounting firm review report and notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

On March 2, 2018, the Company expanded its portfolio of products and brands through the acquisition of Taylor Holdco LLC and its subsidiaries (doing business as Filament Brands) (“Filament”). Filament primarily designs, markets, and distributes consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products, and select outdoor products. The six months ended June 30, 2018 includes the operations of Filament for the period from March 2, 2018 to June 30, 2018. See Note C– Acquisition to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all estimates and adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation of the financial position have been included. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The Company offers various sales incentives and promotional programs to its customers in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and returns are reflected as reductions of revenue at the time of sale. See Note B – Revenue to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Cost of sales

Cost of sales consists primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties and other product procurement related charges.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses and freight-out expenses.

Accounts receivable

The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments. Judgment is required to assess the ultimate realization of these receivables, including assessing the initial and on-going creditworthiness of the Company’s customers.

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

Receivable purchase agreement

The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, are reflected as a reduction of accounts receivable in the Company’s condensed consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $19.1 million and $38.7 million of receivables during the three and six months ended June 30, 2018, respectively, and $17.6 million and $39.2 million of receivables during the three and six months ended June 30, 2017, respectively. Charges of $99,000 and $189,000 related to the sale of the receivables are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively. Charges of $63,000 and $130,000 related to the sale of the receivables are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively.

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced using the lower of cost (first-in, first-out basis) or net realizable value. The Company estimates the selling price of its inventory on a product-by-product basis based on the current selling environment. If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of the inventory to its net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predicable cost of completion, disposal and transportation.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The components of inventory are as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Finished goods	$188,813	$125,355
Work in process	93	86
Raw materials	8,973	6,995

Total	$197,879	$132,436

Fair value of financial instruments

The Company determined that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility, term loan and short term loan approximate fair value since such borrowings bear interest at variable market rates, based on a recognized index rate.

Derivatives

The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging, (“ASC Topic No. 815”). ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings.

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

June 30, 2018

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

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three and six months ended June 30, 2018 the Company incurred $0.4 million and $0.8 million, respectively, of severance restructuring charges. At June 30, 2018, $0.4 million of restructuring changes were accrued.

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

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new guidance under the modified retrospective approach. The adoption of this guidance did not have a significant impact on the Company’s condensed consolidated financial statements. The adoption resulted in the recognition of right of a return asset related to certain product returns by increasing the returns liability; this gross up had no corresponding impact on the Condensed Consolidated Statement of Operations.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Effective January 1, 2018, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The Company applied the new guidance to existing cash flow hedge relationships using a modified retrospective approach. No adjustment was recorded to opening retained earnings on the date of adoption, as there was no ineffectiveness previously recorded in retained earnings that would have been included in other comprehensive income if the new guidance had been applied since hedge inception. The adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Accounting pronouncements to be adopted in future periods

Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement- Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the effect on items within accumulated other comprehensive income (loss) of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the effect of adopting this pronouncement.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice on how certain transactions are classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within with those years. Early adoption is permitted. The Company is in the process of evaluating the effect the guidance will have on its existing accounting policies and its consolidated financial statements, but expects there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of the right-of-use assets and corresponding lease liabilities, which the Company estimates be material.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE B —REVENUE

The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.8 million and $1.3 million for the three and six months ended June 30, 2018, respectively and $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and six months ended June 30, 2018 (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
U.S. Wholesale
Kitchenware	$67,633	$124,598
Tableware	32,214	53,119
Home Solutions	24,501	37,426
International
Kitchenware	11,939	24,939
Tableware	7,144	15,990
Retail Direct	5,220	10,748

Total net sales	$148,651	$266,820

United States	$119,659	$211,373
United Kingdom	14,354	29,977
Rest of World	14,638	25,470

Total net sales	$148,651	$266,820

NOTE C —ACQUISITION

On December 22, 2017, the Company entered into an agreement providing for the acquisition of Filament by the Company. The acquisition was completed on March 2, 2018. The aggregate consideration for Filament, after taking into account certain adjustments, was $295.4 million, consisting of $218.5 million of cash consideration and 5,593,116 newly issued shares of the Company’s common stock, with a value equal to $76.9 million based on the market value of the Company’s common stock as of March 2, 2018. The cash portion of the consideration was revised for certain adjustments as defined in the agreement.

The purchase price, as adjusted, has been determined to be as follows (in thousands):

Cash	$218,506
Share consideration	76,905

Total purchase price	$295,411

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The purchase price was allocated based on the Company’s preliminary estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Accounts receivable	$26,453
Inventory	26,696
Other assets	9,093
Other liabilities	(25,176)
Deferred income tax	(26,633)
Goodwill and other intangibles	284,978

Total allocated value	$295,411

The acquisition is being accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 815”), which established a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value. ASC Topic 805 allows the acquiring Company to adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values during a measurement period, generally up to one year from the date of acquisition. The fair values of net assets acquired are based on the Company’s preliminary estimate of the respective fair values. The final valuation of net assets may result in material adjustments to the respective fair values and resulting goodwill. During the six months ended June 30, 2018, the Company increased goodwill by approximately $1.4 million, net, due to certain adjustments primarily related to the opening balance sheet income tax provision and unrecorded accruals. Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes. The goodwill and other intangible assets are primarily included in the U.S. Wholesale segment. Customer relationships, which are included in intangible assets, net, are amortized on a straight-line basis over their estimated useful lives (see Note E– Intangible Assets to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

The six months ended June 30, 2018 includes the operations of Filament for the period from March 2, 2018, the date of acquisition, to June 30, 2018. The condensed consolidated statement of operations for the three months ended June 30, 2018, includes $29.3 million of net sales and $0.4 million of net loss from operations contributed by Filament. The condensed consolidated statement of operations for the six months ended June 30, 2018, includes $38.6 million of net sales and $1.5 million of net loss from operations contributed by Filament.

Unaudited Pro forma Results

The following table presents the Company’s pro forma consolidated net sales, loss before income taxes and equity in earnings and net loss for the three and six months ended June 30, 2018 and June 30, 2017. The unaudited pro forma results include the historical statement of operations information of the Company and of Filament, giving effect to the Filament acquisition and related financing as if they had occurred at the beginning of the periods presented.

	Unaudited pro forma results
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands, except per share data)		(In thousands, except per share data)
Net sales	$148,651	$149,043	$292,631	$307,313
Loss before income taxes and equity in earnings	(6,694)	(6,193)	(22,904)	(11,245)
Net loss	(5,092)	(3,295)	(17,235)	(5,935)
Basic and diluted loss per common share	(0.25)	(0.16)	(0.85)	(0.30)

The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination or the impact of non-recurring items directly related to the business combination.

The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Filament acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future condensed consolidated operating results of the combined company.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE D — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2018 and 2017 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 19.88 and MXN 19.68 at June 30, 2018 and December 31, 2017, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 19.38 and MXN 18.54 during the three months ended June 30, 2018 and 2017, respectively, and MXN 18.71 to MXN 19.38 and MXN 18.54 to MXN 20.30 during the six months ended June 30, 2018 and 2017, respectively. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $1.1 million during the six months ended June 30, 2018 and an increase to the investment of $1.8 million during the six months ended 2017. These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at June 30, 2018 and December 31, 2017 are amounts due from Vasconia of $100,000 and $64,000, respectively. No amounts were due to Vasconia at June 30, 2018 or December 31, 2017.

Summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended
	June 30,
	2018		2017
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$48,061	$931,329	$41,736	$773,825
Gross profit	9,986	193,517	7,755	143,790
Income from operations	3,655	70,827	1,686	31,258
Net income	2,457	47,621	1,168	21,663

	Six Months Ended
	June 30,
	2018		2017
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$87,630	$1,671,735	$78,558	$1,521,320
Gross Profit	17,105	326,724	15,609	303,211
Income from operations	4,804	92,330	4,116	80,587
Net Income	2,095	40,845	2,402	46,706

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The Company recorded equity in earnings of Vasconia, net of taxes, of $155,000 and $232,000, for the three and six months ended June 30, 2018, respectively. The Company recorded equity in earnings of Vasconia of $458,000 and $998,000 for the three and six months ended June 30, 2017, respectively. Equity in earnings for the three and six months ended June 30, 2018, includes deferred tax expense of $501,000 and $306,000, respectively, due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Equity in earnings for the three and six months ended June 30, 2017, includes deferred tax benefit of $140,000 and $365,000, respectively

As of June 30, 2018 and December 31, 2017, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $32.2 million and $31.8 million, respectively. The carrying value of the Company’s investment in Vasconia was $23.3 million and $23.8 million as of June 30, 2018 and December 31, 2017, respectively.

NOTE E — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$99,483	$—	$99,483	$15,772	$—	$15,772
Indefinite-lived intangible assets:
Trade names	64,816	—	64,816	7,616	—	7,616
Finite-lived intangible assets:
Licenses	15,847	(9,603)	6,244	15,847	(9,375)	6,472
Trade names	33,115	(12,319)	20,796	33,368	(11,109)	22,259
Customer relationships	191,450	(22,036)	169,414	52,961	(16,966)	35,995
Other	6,418	(973)	5,445	1,165	(800)	365

Total	$411,129	$(44,931)	$366,198	$126,729	$(38,250)	$88,479

A summary of the activities related to the Company’s intangible assets for the six months ended June 30, 2018 consists of the following (in thousands):

Goodwill and Intangible Assets, December 31, 2017	$88,479
Goodwill acquired	83,978
Trade names acquired	57,200
Customer relationships acquired	139,200
Other intangibles acquired	5,278
Foreign currency translation adjustment	(841)
Amortization	(7,096)

Goodwill and Intangible Assets, June 30, 2018	$366,198

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE F—DEBT

In connection with the Company’s acquisition of Filament, on March 2, 2018, the Company entered into a credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the lenders and issuing banks party thereto, evidencing a senior secured asset-based revolving credit facility provided to the Company in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a new loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) with the Company, as the borrower and a guarantor, the other guarantors, JPMorgan, as administrative agent, Golub Capital LLC, as syndication agent, and the lenders party thereto, providing for a senior secured term loan credit facility to the Company in the original principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan facility requires quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the term loan facility beginning June 30, 2018. The maximum borrowing under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million, plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.

At June 30, 2018, borrowings outstanding under the ABL Agreement were $59.6 million, and open letters of credit were $3.1 million. At June 30, 2018, availability under the ABL Agreement was approximately $87.3 million. Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity at any given time.

At June 30, 2018, $274.3 million was outstanding under the Term Loan. At June 30, 2018, unamortized debt issuance costs of $1.5 million and $8.2 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries, with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interest consists of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR, plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at June 30, 2018 ranged from 2.0% to 5.5%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the three months ended June 30, 2018.

The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate, plus 0.5% or one-month LIBOR (at the Company’s option), plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2018 ranged from 5.5% to 5.6%.

The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently-ended four consecutive fiscal quarters on or prior to the date that availability under the ABL Agreement is less than the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement for forty-five (45) consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.

The Company was in compliance with the covenants of the Debt Agreements at June 30, 2018.

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

NOTE G- DERIVATIVES

The Company is a party to interest rate swap agreements, with an aggregate notional value of $125.0 million at June 30, 2018. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and will expire in March 2023. The notional amounts are reduced over these periods.

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional values of foreign exchange contracts at June 30, 2018 and December 31, 2017 were $21.5 million and $34.9 million, respectively. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair values of these contracts are recorded in earnings immediately.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps	Prepaid Expenses	$—	$11
	Accrued Expenses	66	—
	Deferred rent & other long-term liabilities	286	—

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2018	December 31, 2017
Foreign exchange contracts	Accrued expenses	$196	$1,951

The fair values of the derivative financial instruments have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions.

The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. The Company does not anticipate non-performance by any of its counterparties.

The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2018	2017	2018	2017
Interest rate swaps	$(263)	$1	$(277)	$14

During the three and six months ended June 30, 2018 the Company recognized $0.2 million of interest expense related to the interest rate swaps. Gains or losses on the interest rate swaps will be reclassified into earnings as interest expense as the interest expense on the debt is recognized in earnings.

In connection with the financing transaction described in Note F– Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, in March 2018 the Company settled its outstanding interest rate swaps, which had been accounted for as hedges and had an aggregate notional value of $5.3 million. The net gain at such time in accumulated other comprehensive income at December 31, 2017 related to the interest rate swaps was reclassified into interest expense during the three months ended March 31, 2018.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2018	2017	2018	2017
Foreign exchange contracts	Selling, general and administrative expense	$1,468	$(1,377)	$(47)	$(1,566)

NOTE H— STOCK COMPENSATION

On June 28, 2018, the shareholders of the Company approved an amendment and restatement of the Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 900,000 shares. As of June 30, 2018, there were 944,419 shares available for the grant of awards under the Plan.

Option Awards

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2018 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2018	1,456,200	$13.64
Grants	205,750	13.56
Cancellations	(9,250)	17.95
Expirations	(13,875)	17.43

Options outstanding, June 30, 2018	1,638,825	13.57	4.7	$1,512,990

Options exercisable, June 30, 2018	1,312,395	$13.32	3.7	$1,512,990

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2018. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2018 and the exercise price.

Total unrecognized stock option compensation expense at June 30, 2018, before the effect of income taxes, was $1.4 million and is expected to be recognized over a weighted-average period of 2.6 years.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2018 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2018	219,317	$17.12
Grants	223,759	13.25
Vested	(85,177)	17.23
Cancellations	(6,188)	16.87

Non-vested restricted shares, June 30, 2018	351,711	$14.64

Total unrecognized compensation expense remaining	$4,935,000
Weighted-average years expected to be recognized over	2.5

The fair value of restricted stock that vested during the six months ended June 30, 2018 was $1.0 million.

Performance shares

Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals, as determined by the Compensation Committee, by the end of the performance period. The shares are subject to the terms and conditions of the Plan.

A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2018 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2018	228,892	$16.49
Grants	144,175	13.05
Vested	(58,888)	14.84
Cancellations	(8,043)	16.05

Non-vested performance-based awards, June 30, 2018	306,136	$15.20

Total unrecognized compensation expense remaining	$3,036,000
Weighted-average years expected to be recognized over	2.0

(1)	Represents the target number of shares to be issued for each performance-based award.

The total fair value of performance-based awards that vested during the six months ended June 30, 2018 was $792,000.

The Company recognized total stock compensation expense of $0.9 million for the three months ended June 30, 2018, of which $0.2 million represents stock option compensation expense and $0.7 million represents restricted stock and performance based stock compensation expense. For the six months ended June 30, 2018, the Company recognized total stock compensation expense of $1.8 million, of which $0.4 million represents stock option compensation expense and $1.4 million represents restricted stock and performance based stock compensation expense. The Company recognized total stock compensation expense of $0.7 million for the three months ended June 30, 2017, of which $0.2 million represents stock option compensation expense and $0.5 million represents restricted stock and performance based stock compensation expense. For the six months ended June 30, 2017, the Company recognized total stock compensation expense of $1.5 million, of which $0.6 million represents stock option compensation expense and $0.9 million represents restricted stock and performance based stock compensation expense.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE I—LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss– basic and diluted	$(6,057)	$(2,096)	$(17,655)	$(3,427)
Weighted-average shares outstanding – basic and diluted	20,327	14,456	18,474	14,426
Basic and diluted loss per common share	$(0.30)	$(0.14)	$(0.96)	$(0.24)

The computation of diluted loss per common share for the three and six months ended June 30, 2018 excludes 1,990,536 shares and 1,938,124 shares, respectively, related to options to purchase shares and other stock awards. The computation of diluted loss per common share for the three and six months ended June 30, 2017 excludes 1,990,982 shares and 1,997,072 shares, respectively, related to options to purchase shares and other stock awards. These shares were excluded due to their antidilutive effects.

NOTE J — INCOME TAXES

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).

The Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”) to provide guidance to companies that have not yet completed their accounting for the Tax Act in the period of enactment. SAB 118 provides that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Accordingly, in the year ended December 31, 2017, the Company recorded a provisional income tax expense of $3.3 million associated with the re-measurement of the Company’s deferred tax assets stemming from the reduction of the U.S. federal income tax rate and one-time transition tax on the Company’s material wholly owned foreign subsidiaries’ accumulated, unremitted earnings, based on the reasonable estimate guidance provided by SAB 118.

As of June 30, 2018 the Company has not changed the provisional estimates recognized in 2017, and the Company is not yet able to calculate a reasonable estimate for the impact of the one-time transition tax on the Company’s equity investment due to the complexity of calculating accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for applicable years after 1986.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Since January 1, 2018, the Tax Act has subjected the Company to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries, base erosion anti-abuse tax (“BEAT”), foreign derived intangible income tax (“FDII”), and IRC Section 163(j) interest limitation (“Interest Limitation”). Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the tax impact and has not yet made the accounting policy election. As of June 30, 2018, the Company was able to reasonably estimate provisional adjustments, based on current year operations only, related to GILTI and FDII that have been recognized in the Company’s financial statements. For the BEAT and Interest Limitation impact of the Tax Act, the Company has not recorded a provisional estimate in its effective tax rate for the six months ended June 30, 2018 because the Company does not currently estimate that these provisions of the Tax Act will apply in 2018.

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments during 2018.

Income tax benefit of $1.8 million and $5.6 million for the three and six months ended June 30, 2018, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 22.1% and 23.8%, respectively. The effective rates for the three and six months ended June 30, 2018 reflects the reduced U.S. corporate income tax rate, partially offset by non-deductible expenses.

Income tax benefit of $1.7 million and $2.6 million for the three and six months ended June 30, 2017, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rates of 39.9% and 37.4%, respectively.

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at June 30, 2018 is a gross liability of $3.7 million. The Company believes that $3.0 million of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey, Illinois and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2014. At June 30, 2018, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2013 through 2017.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s results of operations or cash flows as of and for the three and six months ended June 30, 2018 and 2017. At June 30, 2018, interest and penalties included in the Company’s uncertain tax position gross liability was approximately $1.1 million.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net sales
U.S. Wholesale	$124,348	$94,770	$215,143	$182,162
International	19,083	19,365	40,929	40,593
Retail Direct	5,220	3,258	10,748	7,994

Total net sales	$148,651	$117,393	$266,820	$230,749

Income (Loss) from operations
U.S. Wholesale	$2,101	$3,712	$(3,427)	$5,947
International	(204)	(3,743)	(3,424)	(4,900)
Retail Direct	(133)	(277)	(145)	(161)
Unallocated corporate expenses	(5,065)	(2,833)	(9,621)	(5,901)

Loss from operations	$(3,301)	$(3,141)	$(16,617)	$(5,015)

Depreciation and amortization
U.S. Wholesale	$5,287	$2,301	$8,429	$4,603
International	1,130	1,014	2,292	1,965
Retail Direct	5	33	10	66

Total depreciation and amortization	$6,422	$3,348	$10,731	$6,634

	June 30, 2018	December 31, 2017
	(in thousands)
Assets
U.S. Wholesale	$619,288	$281,398
International	102,584	105,984
Retail Direct	1,099	613
Unallocated/ Corporate/ Other	19,075	13,526

Total assets	$742,046	$401,521

NOTE L— CONTINGENCIES

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information Pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. The EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion, such as sealing floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA has and will continue to conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it plans to expand its field investigation for the RI/FS for the second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE M—OTHER

Cash dividends

Dividends declared in the six months ended June 30, 2018 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$ 0.0425	March 8, 2018	May 1, 2018	May 15, 2018
$ 0.0425	June 28, 2018	August 1, 2018	August 15, 2018

On February 15, 2018 and May 15, 2018, the Company paid dividends of $0.6 million and $0.9 million, respectively, to shareholders of record on February 1, 2018 and May 1, 2018, respectively. In the six months ended June 30, 2018, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on August 15, 2018.

On July 31, 2018 the Board of Directors declared a quarterly dividend of $0.0425 per share payable on November 15, 2018 to shareholders of record on November 1, 2018.

Supplemental cash flow information

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,614	$1,704
Cash paid for taxes	2,763	8,753
Non-cash investing activities:
Translation gain (loss) adjustment	$(2,109)	$5,288

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(24,441)	$(33,668)	$(27,821)	$(35,644)
Translation gain (loss) during period	(5,489)	3,312	(2,109)	5,288

Balance at end of period	$(29,930)	$(30,356)	$(29,930)	$(30,356)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$—	$10	$14	$(3)
Amounts reclassified from accumulated other comprehensive loss: (1)
Settlement of cash flow hedge	—	—	(14)	—
Derivative fair value adjustment, net of taxes of $88 and $1 for the three month periods ended June 30, 2018 and 2017, respectively and $88 and $9 for the six months ended June 30, 2018 and 2017, respectively.	(263)	1	(263)	14

Balance at end of period	$(263)	$11	$(263)	$11

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,500)	$(1,337)	$(1,518)	$(1,352)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial losses, net of taxes of $12 and $10 for the three month periods ended June 30, 2018 and 2017, respectively and $24 and $20 for the six months ended June 30, 2018 and 2017, respectively.	17	16	35	31

Balance at end of period	$(1,483)	$(1,321)	$(1,483)	$(1,321)

Total accumulated other comprehensive loss at end of period	$(31,676)	$(31,666)	$(31,676)	$(31,666)

(1)	Amount is recorded as interest expense on the condensed consolidated statements of operations.
(2)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Lifetime Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. (the Company) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2018 and 2017, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

August 7, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries), contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “assumes,” “seeks,” and variations of such words or similar expressions, and the negatives thereof, are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in this Quarterly Report on Form 10-Q in Part II, Item 1A Risk Factors and in Part I, Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Such risks, uncertainties and other important factors include, among others, risks related to:

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

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. The Company, however, reserves the right to update such statements, or any portion thereof, at any time for any reason.

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

On March 2, 2018, the Company completed the acquisition of Taylor Holdco LLC and its subsidiaries (doing business as Filament Brands) (“Filament”). Filament primarily designs, markets and distributes consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products, and select outdoor products. The six months ended June 30, 2018 includes the operations of Filament for the period from March 2, 2018 to June 30, 2018.

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

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2018, Vasconia’s Board of Directors was comprised of eleven members of whom the Company has designated three members.

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

RESTRUCTURING

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three and six months ended June 30, 2018, the Company incurred $0.4 million and $0.8 million, respectively, of restructuring charges primarily related to severance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is an update to the corresponding critical accounting policies and estimates set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Except as modified below, there have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Revenue recognition

The Company sells products:

•	Wholesale, to retailers and distributors, and

•	Retail, directly to consumers.

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, discussed in Note A — Basis of Presentation and Summary Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding revenue recognition. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

Derivatives

The Company accounts for derivative instruments in accordance with ASC Topic No. 815, Derivatives and Hedging, discussed in Note A — Basis of Presentation and Summary Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings.

For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0	63.5	63.6	62.4

Gross margin	35.0	36.5	36.4	37.6
Distribution expenses	10.1	10.7	12.3	11.3
Selling, general and administrative expenses	26.9	28.2	30.1	28.4
Restructuring expenses	0.3	0.2	0.3	0.1

Loss from operations	(2.2)	(2.7)	(6.2)	(2.2)
Interest expense	(3.1)	(0.9)	(2.5)	(0.8)
Loss on early retirement of debt	—	(0.1)	—	—

Loss before income taxes and equity in earnings	(5.3)	(3.6)	(8.7)	(3.0)
Income tax benefit	1.2	1.4	2.1	1.1
Equity in earnings, net of taxes	0.1	0.4	0.1	0.4

Net loss	(4.0)%	(1.8)%	(6.5)%	(1.5)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2017

Net Sales

Net sales for the three months ended June 30, 2018 were $148.7 million, an increase of $31.3 million, or 26.7%, as compared to net sales of $117.4 million for the corresponding period in 2017. The three months ended June 30, 2018 includes net sales of $29.3 million from Filament.

Net sales for the U.S. Wholesale segment for the three months ended June 30, 2018 were $124.3 million, an increase of $29.5 million, or 31.1%, as compared to net sales of $94.8 million for the corresponding period in 2017.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $67.6 million for the three months ended June 30, 2018, an increase of $6.1 million, or 9.9%, as compared to $61.5 million for the corresponding period in 2017. The increase in the U.S. Wholesale segment’s Kitchenware product category was primarily attributable to contributions from Filament, partially offset by a decrease in tools and gadget and cutlery sales reflecting the Company’s decision not to pursue certain low margin business that was done in 2017 and the planned timing of pantryware sales.

Net sales for the U.S. Wholesale segment’s Tableware product category were $32.2 million for the three months ended June 30, 2018, an increase of $9.9 million, or 44.4%, as compared to $22.3 million for the corresponding period in 2017. The increase was mainly attributable to new houseware programs and contributions from the Fitz and Floyd product line.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $24.5 million for the three months ended June 30, 2018, an increase of $13.5 million, as compared to $11.0 million for the corresponding period in 2017. The increase primarily reflects contributions from Filament and BuiltNY product launches.

Net sales for the International segment were $19.1 million for the three months ended June 30, 2018, a decrease of $0.3 million, or 1.6%, as compared to net sales of $19.4 million for the corresponding period in 2017. In constant currency, net sales decreased approximately 7.2%. The decrease, in constant currency, was in part due to the closing of the Netherlands operations, partially offset by an increase in ecommerce sales.

Net sales for the Retail Direct segment were $5.2 million for the three months ended June 30, 2018, as compared to net sales of $3.3 million for the corresponding period in 2017. The increase reflects contributions from Filament’s retail websites.

Gross margin

Gross margin for the three months ended June 30, 2018 was $52.1 million, or 35.0%, as compared to $42.8 million, or 36.5%, for the corresponding period in 2017.

Gross margin for the U.S. Wholesale segment was $42.5 million, or 34.2%, for the three months ended June 30, 2018, as compared to $34.6 million, or 36.5%, for the corresponding period in 2017. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The decrease in margin primarily reflects the sale of excess inventory at lower margins, as well as strategic promotions for certain customers.

Gross margin for the International segment was $6.3 million, or 33.3%, for the three months ended June 30, 2018, as compared to $6.0 million, or 31.1%, for the corresponding period in 2017. The increase in margin is mainly attributable to favorable customer and product mix. The 2017 period reflects the establishment of inventory reserves, not repeated in 2018.

Gross margin for the Retail Direct segment was $3.2 million, or 61.2%, for the three months ended June 30, 2018, as compared to $2.2 million, or 67.4%, for the corresponding period in 2017. The decrease in gross margin in the Retail Direct segment primarily reflects an increase in promotions.

Distribution expenses

Distribution expenses for the three months ended June 30, 2018 were $14.9 million, as compared to $12.6 million for the corresponding period in 2017. Distribution expenses as a percentage of net sales were 10.1% for the three months ended June 30, 2018, as compared to 10.7% for the three months ended June 30, 2017.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment was approximately 8.6% and 9.8% for the three months ended June 30, 2018 and 2017, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses were 9.8% for the three months ended June 30, 2018 and 10.8% for the three months ended June 30, 2017. Excluding the Company’s west coast distribution facility relocation and Filament, distribution expense as a percentage of sales shipped decrease to 10.7%. This decrease reflects a decrease in prepaid freight sales and improved labor efficiency, partially offset by lower shipments from the Company’s managed warehouses.

Distribution expenses as a percentage of net sales for the International segment were approximately 14.1% and 11.3% for the three months ended June 30, 2018 and 2017, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 14.5% and 12.9% for the three months ended June 30, 2018 and 2017, respectively. The increase in distribution expenses as a percentage of net sales reflects higher labor and facility expenses, as well as higher freight expenses on increased sales to continental Europe.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 28.8% and 33.3% for the three months ended June 30, 2018 and 2017, respectively. The decrease primarily reflects the addition of Filament, which has less distribution expense as a percentage of net sales than the Company’s historical operations.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 were $40.0 million, an increase of $6.9 million, or 20.9%, as compared to $33.1 million for the corresponding period in 2017.

Selling, general and administrative expenses for the U.S. Wholesale segment were $29.3 million for the three months ended June 30, 2018, as compared to $21.6 million for the three months ended June 30, 2017. The 2018 period reflects an increase related to the Company’s acquisition of Filament and increases in intangible amortization expense related to the Company’s acquisitions of Fitz and Floyd in 2017 and Filament in 2018. The acquisition related increases offset a decrease in legacy U.S. Wholesale employee and office expenses. As a percentage of net sales, selling, general and administrative expenses were 23.7% and 22.8% for the three months ended June 30, 2018 and 2017, respectively.

Selling, general and administrative expenses for the three months ended June 30, 2018 for the International segment were $3.9 million, a decrease of $3.4 million, from $7.3 million for the corresponding period in 2017. The decrease in selling, general and administrative expenses in the 2018 quarter was primarily due to the change in mark to market valuation of foreign currency contracts.

Selling, general and administrative expenses for the Retail Direct segment were $1.8 million for the three months ended June 30, 2018, as compared to $1.4 million for the three months ended June 30, 2017. The increase in expenses was primarily due to the acquisition of Filament’s retail direct operations. As a percentage of net sales, selling, general and administrative expenses were 34.3% and 34.6% for the three months ended June 30, 2018 and 2017, respectively.

Unallocated corporate expenses for the three months ended June 30, 2018 were $5.1 million, as compared to $2.8 million for the corresponding period in 2017. The increase reflects an increase in acquisition related expenses, professional fees and insurance expenses.

Restructuring expense

During the three months ended June 30, 2018, the Company incurred $0.4 million of restructuring expense, primarily for severance, related to the Company’s Filament integration.

During the three months ended June 30, 2017, the Company incurred $0.3 million of restructuring expense, primarily for severance, related to the integration of legal entities operating in Europe.

Interest expense

Interest expense for the three months ended June 30, 2018 was $4.7 million, an increase of $3.7 million, from $1.0 million for the three months ended June 30, 2017. The increase in expense was attributable to the financing obtained in connection with the acquisition of Filament.

Income tax benefit

Income tax benefit for the three months ended June 30, 2018 was $1.8 million, as compared to $1.7 million for the corresponding period in 2017. The Company’s effective tax rate for the three months ended June 30, 2018 was 22.1%, as compared to 39.9% for the corresponding 2017 period. The effective tax rate for the three months ended June 30, 2018 reflects the reduced statutory U.S. corporate income tax rate, partially offset by non-deductible expenses. The effective tax rate for the three months ended June 30, 2017 reflects the jurisdictional mix in forecasted earnings for the year, as well as the benefit generated on share based compensation. This was partially offset by foreign losses for which no benefit was recorded.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $0.2 million, for the three months ended June 30, 2018, as compared to $0.5 million for the three months ended June 30, 2017. Equity in earnings for the three months ended June 30, 2018 and 2017 includes a deferred tax (expense) benefit of $(0.5) million and $0.1 million, respectively, due to the requirement to record tax benefits for foreign currency translation losses and gains through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $3.7 million for the three months ended June 30, 2018, as compared to income from operations of $1.7 million for the three months ended June 30, 2017. The increase in income from operations is primarily due to an increase in gross profit in the aluminum business.

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2017

Net Sales

Net sales for the six months ended June 30, 2018 were $266.8 million, an increase of $36.1 million, or 15.7%, as compared to net sales of $230.7 million for the corresponding period in 2017. The six months ended June 30, 2018 includes net sales of $38.6 million from Filament for the period from March 2, 2018, the date of acquisition.

Net sales for the U.S. Wholesale segment for the six months ended June 30, 2018 were $215.1 million, an increase of $32.9 million, or 18.1%, as compared to net sales of $182.2 million for the corresponding period in 2017.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $124.6 million for the six months ended June 30, 2018, an increase of $6.7 million, or 5.7%, as compared to $117.9 million for the corresponding period in 2017. The increase in the U.S. Wholesale segment’s Kitchenware product category was primarily attributable to contributions from Filament, partially offset by a decrease in tools and gadget sales with certain retailers and a decrease due to the timing of pantryware sales.

Net sales for the U.S. Wholesale segment’s Tableware product category were $53.1 million for the six months ended June 30, 2018, an increase of $11.0 million, or 26.1%, as compared to $42.1 million for the corresponding period in 2017. The increase was primarily attributable to new houseware programs and contributions from the Fitz and Floyd product line.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $37.4 million for the six months ended June 30, 2018, an increase of $15.3 million, or 69.2%, as compared to $22.1 million for the corresponding period in 2017. The increase primarily reflects contributions from Filament and BuiltNY product launches, partially offset by a decrease due to a home decor program not repeated in 2018.

Net sales for the International segment were $40.9 million for the six months ended June 30, 2018, an increase of $0.3 million, or 0.7%, as compared to net sales of $40.6 million for the corresponding period in 2017. In constant currency, net sales decreased approximately 7.7%. The decrease, in constant currency, was in part due to the closing of the Netherlands operations, offset by an increase in ecommerce sales.

Net sales for the Retail Direct segment were $10.7 million for the six months ended June 30, 2018, as compared to net sales of $8.0 million for the corresponding period in 2017. The increase primarily reflects contributions from Filament’s retail websites.

Gross margin

Gross margin for the six months ended June 30, 2018 was $97.2 million, or 36.4%, as compared to $86.7 million, or 37.6%, for the corresponding period in 2017.

Gross margin for the U.S. Wholesale segment was $76.4 million, or 35.5%, for the six months ended June 30, 2018, as compared to $68.1 million, or 37.4%, for the corresponding period in 2017. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The decrease in margin is primarily attributable to the sale of excess inventory at lower margins, as well as strategic promotions for certain customers.

Gross margin for the International segment was $14.0 million, or 34.1%, for the six months ended June 30, 2018, as compared to $13.3 million, or 32.7%, for the corresponding period in 2017. The increase in margin is mainly attributable to favorable customer and product mix. The 2017 period reflects the establishment of inventory reserves not repeated in 2018.

Gross margin for the Retail Direct segment was $6.8 million, or 63.0%, for the six months ended June 30, 2018, as compared to $5.3 million, or 67.0%, for the corresponding period in 2017. The decrease in gross margin in the Retail Direct segment reflects an increase in promotions.

Distribution expenses

Distribution expenses for the six months ended June 30, 2018 were $32.8 million, as compared to $26.0 million for the corresponding period in 2017. Distribution expenses as a percentage of net sales were 12.3% for the six months ended June 30, 2018, as compared to 11.3% for the six months ended June 30, 2017.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment was approximately 11.1% and 10.4% for the six months ended June 30, 2018 and 2017, respectively. The increase reflects expenses associated with the Company’s west coast distribution facility relocation of approximately $2.6 million. As a percentage of sales shipped from the Company’s warehouses, distribution expenses excluding the relocation costs for the U.S. Wholesale segment, were 10.8% for the six months ended June 30, 2018 and 11.0% for the six months ended June 30, 2017.

Distribution expenses as a percentage of net sales for the International segment were approximately 13.4% and 11.1% for the six months ended June 30, 2018 and 2017, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 14.4% and 12.4% for the six months ended June 30, 2018 and 2017, respectively. The increase in distribution expenses as a percentage of net sales reflects higher labor and facility expenses, as well as higher freight expenses on increased sales to continental Europe.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 31.8% and 32.5% for the six months ended June 30, 2018 and 2017, respectively. The decrease primarily reflects the addition of Filament, which has less distribution expenses as a percentage of net sales than the Company’s historical operations.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2018 were $80.2 million, an increase of $14.7 million, or 22.5%, as compared to $65.5 million for the corresponding period in 2017.

Selling, general and administrative expenses for the U.S. Wholesale segment were $55.1 million for the six months ended June 30, 2018, as compared to $43.2 million for the six months ended June 30, 2017. The 2018 period reflects an increase related to the Company’s acquisition of Filament and increases in employee expenses and intangible amortization expense related to the Company’s acquisitions of Fitz and Floyd in 2017 and Filament in 2018. As a percentage of net sales, selling, general and administrative expenses were 25.7% and 23.7% for the six months ended June 30, 2018 and 2017, respectively.

Selling, general and administrative expenses for the six months ended June 30, 2018 for the International segment were $12.0 million, a decrease of $1.4 million, from $13.4 million for the corresponding period in 2017. The decrease in selling, general and administrative expenses in the 2018 period was primarily due to the change in mark to market valuation of foreign currency contracts.

Selling, general and administrative expenses for the Retail Direct segment were $3.5 million for the six months ended June 30, 2018, as compared to $3.0 million for the six months ended June 30, 2017. The increase in expenses was primarily due to the acquisition of Filament’s retail direct operations. As a percentage of net sales, selling, general and administrative expenses were 32.6% and 32.7% for the six months ended June 30, 2018 and 2017, respectively.

Unallocated corporate expenses for the six months ended June 30, 2018 were $9.6 million, as compared to $5.9 million for the corresponding period in 2017. The increase was primarily attributable to an increase in acquisition related expenses, professional fees and insurance expense.

Restructuring expense

During the six months ended June 30, 2018, the Company incurred $0.8 million of restructuring expense, primarily for severance, related to the Company’s Filament integration.

During the six months ended June 30, 2017, the Company incurred $0.3 million of restructuring expense, primarily for severance, related to the integration of legal entities operating in Europe.

Interest expense

Interest expense for the six months ended June 30, 2018 was $6.8 million, an increase of $4.9 million, from $1.9 million for the six months ended June 30, 2017. The increase in expense was primarily attributable to the financing obtained in connection with the acquisition of Filament.

Loss on early retirement of debt

In connection with the financing obtained for the acquisition of Filament, the Company wrote-off $0.1 million of the debt issuance costs.

Income tax benefit

Income tax benefit for the six months ended June 30, 2018 was $5.6 million as compared to $2.6 million for the corresponding period in 2017. The Company’s effective tax rate for the six months ended June 30, 2018 was 23.8%, as compared to 37.4% for the corresponding 2017 period. The effective tax rate for the six months ended June 30, 2018 reflects the reduced statutory U.S. corporate income tax rate, partially offset by non-deductible expenses. The effective tax rate for the six months ended June 30, 2017, reflects the jurisdictional mix in forecasted earnings for the year, as well as the benefit generated on share based compensation. This was partially offset by foreign losses for which no benefit was recorded.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $ 0.2 million for the six months ended June 30, 2018, as compared to $1.0 million for the six months ended June 30, 2017. Equity in earnings for the six months ended June 30, 2018 and 2017 includes a deferred tax (expense) benefit of ($0.3) million and $0.4 million, respectively, due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $4.8 million for the six months ended June 30, 2018, as compared to income from operations of $4.1 million for the six months ended June 30, 2017. The increase in income from operations is primarily due to an increase in operating income from the aluminum and kitchenware divisions.

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

At June 30, 2018, the Company had cash and cash equivalents of $6.0 million, compared to $7.6 million at December 31, 2017. Working capital was $217.6 million at June 30, 2018, compared to $186.9 million at December 31, 2017. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement was $93.3 million at June 30, 2018.

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended June 30, 2018 inventory turnover was 2.1 times, or 177 days, as compared to 1.9 times, or 196 days, for the three months ended June 30, 2017. The increase in turnover and decrease in turnover days primarily reflects the inclusion of Filament, partially offset by an increase in international inventory due to timing.

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

At June 30, 2018, borrowings outstanding under the ABL Agreement were $59.6 million and open letters of credit were $3.1 million. At June 30, 2018, availability under the ABL Agreement was approximately $87.3 million. The borrowing capacity under the ABL Agreement depends, in part, on eligible levels of certain current assets comprising the borrowing base and the Company’s ability to meet and maintain a financial ratio, if and when applicable. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

At June 30, 2018, $274.3 million was outstanding under the Term Loan. At June 30, 2018, unamortized debt issuance costs of $1.5 million and $8.2 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

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

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at June 30, 2018 ranged from 2.0% to 5.0%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the six months ended June 30, 2018.

The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2018 ranged from 5.5% to 5.6%.

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

The Company was in compliance with the covenants of the Debt Agreements at June 30, 2018.

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

The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended June 30, 2018
(in thousands)
Three months ended June 30, 2018	$3,910
Three months ended March 31, 2018	(529)
Three months ended December 31, 2017	29,767
Three months ended September 30, 2017	26,500
Pro forma projected synergies	9,595

Total for the four quarters	$69,243

Capital expenditures for the six months ended June 30, 2018 were $3.2 million.

Non-GAAP financial measure

Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income (loss), as reported, to consolidated adjusted EBITDA, for the four quarters ended June 30, 2018:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	Twelve Months ended June 30, 2018
Net income (loss) as reported	$(6,057)	$(11,598)	$1,251	$4,330	$(12,074)
Subtract out:
Undistributed equity in (earnings) losses, net	(155)	(77)	265	326	359
Add back:
Income tax expense (benefit)	(1,765)	(3,810)	8,169	3,505	6,099
Interest expense	4,676	2,103	1,177	1,172	9,128
Loss on early retirement of debt	—	66	—	—	66
Depreciation and amortization	6,422	4,309	3,468	4,063	18,262
Stock compensation expense	921	838	908	952	3,619
Unrealized (gain) loss on foreign currency contracts	(2,112)	393	169	897	(653)
Other permitted non-cash charges (1)	916	287	—	—	1,203
Permitted acquisition related expenses	391	809	2,424	166	3,790
Permitted non-recurring charges (2)	673	2,825	1,331	272	5,101
Pro forma Filament adjustment (3)	—	3,326	10,605	10,817	24,748
Twelve Months ended June 30, 2018, Pro forma projected synergies (4)	—	—	—	—	9,595

Consolidated adjusted EBITDA	$3,910	$(529)	$29,767	$26,500	$69,243

(1)

Other permitted non-cash charges includes non-cash purchase accounting adjustment to step-up the fair value of acquired inventory, a permitted exclusion from the Company’s Consolidated adjusted EBITDA, pursuant to the Company’s Debt Agreements.

(2)

Permitted non-recurring charges include severance expense, warehouse relocation costs, transition expenses and restructuring expenses. These are permitted exclusions from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

(3)	Pro forma Filament adjustment represents permitted adjustment to the Company’s consolidated adjusted EBITDA for the acquisition of Filament on March 2, 2018 pursuant to the Company’s Debt Agreements.
(4)

Pro forma projected synergies represents the amount of projected cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies projected by the Company as a result of actions taken through June 30, 2018 or expected to be taken as of June 30, 2018, net of the benefits realized during the six months ended June 30, 2018. Pro forma projected synergies is a permitted exclusion from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

Accounts Receivable Purchase Agreement

To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold to HSBC $19.1 million and $38.7 million of Receivables during the three and six months ended June 30, 2018, respectively, and $17.6 million and $39.2 million of Receivables during the three and six months ended June 30, 2017, respectively. Charges of $99,000 and $189,000 related to the sale of the Receivables are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively. Charges of $63,000 and $130,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively.

Derivatives

In April 2018, the Company entered into interest rate swap agreements with an aggregate notional amount of $125.0 million. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods in these agreements are set to expire in March 2023, and amortize over this period.

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

Operating activities

Net cash used in operating activities was $5.8 million for the six months ended June 30, 2018, as compared to $4.3 million for the corresponding 2017 period. The change in operating cash flow was primarily due to the increase in the net loss, an increase in inventory purchases and the timing of the payment of accounts payable and accrued expenses in the current period as compared to the 2017 period.

Investing activities

Net cash used in investing activities was $221.1 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. The 2018 investing activity includes the cash consideration paid for the acquisition of Filament and capital expenditures related to the Company’s relocation of its west coast distribution facility.

Financing activities

Net cash provided by financing activities was $225.4 million for the six months ended June 30, 2018, as compared to $3.0 million for the corresponding 2017 period. The change in financing activities was attributable to the repayment of the Company’s former revolving credit facility and borrowings under the Debt Agreements, the proceeds of which were principally used to finance the acquisition of Filament.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as follows:

On March 2, 2018, the Company acquired Filament, pursuant to a merger agreement dated December 22, 2017, as discussed in Note C- Acquisition to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In connection with this acquisition, the Company entered new Debt Agreements. In April 2018, the Company entered into interest rate swap agreements to manage interest rate exposure in connection with its variable interest rate borrowings. As of June 30, 2018, approximately $208.9 million of the Company’s debt carries a variable rate of interest, as compared to $90.7 million at December 31, 2017. The remainder of the debt at June 30, 2018 and December 31, 2017 (approximately $125.0 million and $5.3 million, respectively) carries a fixed rate of interest through the use of interest rate swaps.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2018, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

On March 2, 2018, the Company acquired Filament, pursuant to a merger agreement dated December 22, 2017. The Company has begun to integrate policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for changes in internal controls that we have made related to the integration of Filament into the post-acquisition combined company, during the quarter ended June 30, 2018, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to Note L – Contingencies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

The following is an update to the corresponding risk factor set forth in the Company’s 2017 Annual Report on Form 10-K. Except as modified below, there have been no other material changes in the Company’s risk factors from those disclosed in the Company’s 2017 Annual Report on Form 10-K.

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

Recently, the United States (“U.S.”) government announced and, in some cases, implemented additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for these imported goods and materials and may limit the amount of these goods and materials that may be imported into the U.S. A substantial majority of the Company’s products are sourced from vendors outside the U.S., primarily in the People’s Republic of China. To the extent that trade tariffs and other restrictions imposed by the U.S. increase the price or limit the amount of finished goods or raw materials imported by the Company into the U.S., the Company may be required to increase prices to its customers, which may diminish demand or, if the Company is unable to increase prices, result in lowering the gross margin that the Company realizes from the sale of its products. The results of either could adversely affect the Company’s results of operations and financial condition.

Various countries and regions, have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. The reciprocal tariffs are not expected to have a material impact on the Company because the Company contracts to manufacture most of its products outside the U.S.; however, these conditions and future actions could have a significant adverse effect on world trade and the world economy and such global macro-economic factors could adversely affect the Company’s results of operations and financial condition.

The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for the Company’s products, the costs of its products and the U.S. economy, which in turn could adversely impact the Company’s business, financial condition and results of operations.

New and future laws and regulations governing the Internet and e-commerce could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is subject to laws and regulations governing the Internet and e-commerce. These existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues could diminish the demand for the Company’s products on the Internet and increase the cost of doing business.

On June 21, 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. et al, (“the Wayfair Decision”), a case that challenged existing law under which online retailers are not required to collect sales tax unless they have a physical presence in the buyer’s state. The Wayfair Decision established that a state may enforce or adopt laws requiring online retailers to collect and remit sales tax if there is a substantial nexus between the online retailer’s activity and the state, even if the retailer has no physical presence within the taxing state. If additional states enact and enforce laws requiring the Company to start calculating, collecting and remitting sales taxes in those states, the Company could incur substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state retailers could also create additional administrative burdens on the Company. This decision and the enactment and enforcement of laws resulting from this decision could also impact where the Company is required to file state income taxes. As a result, the Company’s effective income tax rate, the cost of the Company’s e-commerce business, and the growth of its e-commerce business, could be materially adversely effected by the Wayfair Decision and other new laws or regulations governing the internet and e-commerce. This potential negative impact on the Company’s e-commerce business could have a material adverse effect on the Company’s overall business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
May 1- May 31, 2018	255	$11.00	—	$6,771,467
June 1- June 30, 2018	11,627	11.86	—	6,771,467

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

Item 6. Exhibits

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No.

10.1	Retirement Agreement, dated June 11, 2018, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K filed on June 12, 2018)

10.2	Amended and Restated 2000 Long-Term Incentive Plan, effective June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s current Report on Form 8-K filed on June 29, 2018)

31.1	Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay	August 7, 2018
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 7, 2018
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)