Form 10-Q
period 2018-09-30
LIFETIME BRANDS, INC
filed 2018-11-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2018 was 20,762,149.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,763	$7,600
Accounts receivable, less allowances of $6,546 at September 30, 2018 and $6,190 at December 31, 2017	147,520	108,033
Inventory	209,203	132,436
Prepaid expenses and other current assets	13,290	10,354
Income taxes receivable	2,952	—

TOTAL CURRENT ASSETS	378,728	258,423
PROPERTY AND EQUIPMENT, net	26,455	23,065
INVESTMENTS	24,987	23,978
INTANGIBLE ASSETS, net	359,369	88,479
DEFERRED INCOME TAXES	9,070	5,826
OTHER ASSETS	1,825	1,750

TOTAL ASSETS	$800,434	$401,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$1,249	$—
Short term loan	73	69
Accounts payable	60,026	25,461
Accrued expenses	61,293	44,121
Income taxes payable	—	1,864

TOTAL CURRENT LIABILITIES	122,641	71,515
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	21,166	20,249
DEFERRED INCOME TAXES	34,070	4,423
INCOME TAXES PAYABLE, LONG-TERM	311	311
REVOLVING CREDIT FACILITY	87,227	94,744
TERM LOAN	263,009	—
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at September 30, 2018 and December 31, 2017; shares issued and outstanding: 20,762,149 at September 30, 2018 and 14,902,527 at December 31, 2017	208	149
Paid-in capital	257,547	178,909
Retained earnings	46,169	60,546
Accumulated other comprehensive loss	(31,914)	(29,325)

TOTAL STOCKHOLDERS’ EQUITY	272,010	210,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$800,434	$401,521

See accompanying independent registered public accounting firm review report and notes to the unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$209,448	$165,957	$476,268	$396,706
Cost of sales	135,663	108,769	305,318	252,780

Gross margin	73,785	57,188	170,950	143,926
Distribution expenses	16,612	13,495	49,376	39,510
Selling, general and administrative expenses	42,113	34,088	122,330	99,572
Restructuring expenses	552	272	1,353	526
Impairment of goodwill	2,205	—	2,205	—

Income (loss) from operations	12,303	9,333	(4,314)	4,318
Interest expense	(5,634)	(1,172)	(12,413)	(3,114)
Loss on early retirement of debt	—	—	(66)	(110)

Income (loss) before income taxes and equity in earnings	6,669	8,161	(16,793)	1,094
Income tax (provision) benefit	(906)	(3,505)	4,669	(863)
Equity in earnings (losses), net of taxes	185	(326)	417	672

NET INCOME (LOSS)	$5,948	$4,330	$(11,707)	$903

BASIC INCOME (LOSS) PER COMMON SHARE	$0.29	$0.30	$(0.61)	$0.06

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.29	$0.29	$(0.61)	$0.06

See accompanying independent registered public accounting firm review report and notes to the unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$5,948	$4,330	$(11,707)	$903
Other comprehensive income (loss), net of taxes:
Translation adjustment	124	2,246	(1,985)	7,534
Derivative fair value adjustment	(381)	(4)	(658)	10
Effect of retirement benefit obligations	19	16	54	47

Other comprehensive income (loss), net of taxes	(238)	2,258	(2,589)	7,591

Comprehensive income (loss)	$5,710	$6,588	$(14,296)	$8,494

See accompanying independent registered public accounting firm review report and notes to the unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$(11,707)	$903
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	16,807	10,697
Impairment of goodwill	2,205	—
Amortization of financing costs	1,103	401
Deferred rent	357	(469)
Stock compensation expense	3,027	2,482
Undistributed equity in earnings, net of taxes	(417)	(644)
Loss on early retirement of debt	66	110
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(13,245)	(10,524)
Inventory	(51,392)	(32,508)
Prepaid expenses, other current assets and other assets	905	1,901
Accounts payable, accrued expenses and other liabilities	29,059	14,539
Income taxes receivable	(2,952)	(862)
Income taxes payable	(4,245)	(6,949)

NET CASH USED IN OPERATING ACTIVITIES	(30,429)	(20,923)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,420)	(4,269)
Filament acquisition, net of cash acquired	(217,521)	—
Other acquisition, net of cash acquired	—	(9,072)

NET CASH USED IN INVESTING ACTIVITIES	(222,941)	(13,341)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	203,237	191,087
Repayments of revolving credit facility	(210,271)	(149,289)
Proceeds from Term Loan	275,000	—
Repayment of Term Loan	(1,375)	—
Repayment of Credit Agreement term loan	—	(9,500)
Proceeds from short term loan	216	119
Payments on short term loan	(206)	(114)
Payment of financing costs	(11,171)	(39)
Payment of equity issuance costs	(936)	—
Payments for capital leases	(67)	(72)
Payments of tax withholding for stock based compensation	(442)	(188)
Proceeds from exercise of stock options	143	1,453
Cash dividends paid	(2,405)	(1,855)

NET CASH PROVIDED BY FINANCING ACTIVITIES	251,723	31,602

Effect of foreign exchange on cash	(190)	312
DECREASE IN CASH AND CASH EQUIVALENTS	(1,837)	(2,350)

Cash and cash equivalents at beginning of period	7,600	7,883

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,763	$5,533

See accompanying independent registered public accounting firm review report and notes to the unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On March 2, 2018, the Company expanded its portfolio of products and brands through the acquisition of Taylor Holdco LLC and its subsidiaries (doing business as Filament Brands) (“Filament”). Filament primarily designs, markets, and distributes consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products, and select outdoor products. The nine months ended September 30, 2018 includes the operations of Filament for the period from March 2, 2018 to September 30, 2018. See Note C– Acquisition to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) for additional information.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all estimates and adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation of the financial position have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The Company offers various sales incentives and promotional programs to its customers in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and returns are reflected as reductions of revenue at the time of sale. See Note B – Revenue to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Receivable purchase agreement

The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, are reflected as a reduction of accounts receivable in the Company’s unaudited condensed consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $20.7 million and $59.4 million of receivables during the three and nine months ended September 30, 2018, respectively, and $23.6 million and $62.8 million of receivables during the three and nine months ended September 30, 2017, respectively. At September 30, 2018, $13.6 million of receivables sold are outstanding and are due to HSBC from customers. Charges of $111,000 and $300,000 related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. Charges of $88,000 and $218,000 related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The components of inventory are as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Finished goods	$199,583	$125,355
Work in process	398	86
Raw materials	9,222	6,995

Total	$209,203	$132,436

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

Derivatives

The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging, (“ASC Topic No. 815”). ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s unaudited condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings.

For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in ASU Topic No. 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. In January 2017, the Financial Accounting Standards Board (“FASB”) issued revised guidance that simplifies the test for goodwill impairment, effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt the guidance in the third quarter of 2018. Under the revised guidance, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded to reduce the reporting unit to fair value. Prior to the revised guidance, the amount of the impairment was the difference between the carrying value of the goodwill and the “implied” fair value, which was calculated as if the reporting unit had just been acquired and accounted for as a business combination.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.

Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of each long-lived asset exceeds the fair value of the asset.

During the third quarter of 2018, in advance of its October 1, 2018 annual impairment test, the Company performed an interim impairment assessment of its European tableware reporting unit, which resulted in a $2.2 million non-cash impairment charge to reduce goodwill. See Note E – Intangible assets to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information

Employee healthcare

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

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three and nine months ended September 30, 2018 the Company incurred $0.6 million and $1.4 million, respectively, of severance restructuring charges. At September 30, 2018, $0.8 million of restructuring changes were accrued.

In 2016, to reduce costs and achieve synergies, the Company began the process of integrating its legal entities operating in Europe. During the three and nine months ended September 30, 2017, the Company recorded $272,000 and $526,000, respectively, of restructuring expense related to the execution of this plan, primarily related to severance.

Adoption of new accounting pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This standard assists with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be applied prospectively to acquisitions and has not had an impact on the Company’s unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new guidance under the modified retrospective approach. The adoption of this guidance did not have a significant impact on the Company’s unaudited condensed consolidated financial statements. The adoption resulted in the recognition of right of a return asset related to certain product returns by increasing the returns liability; this gross up had no corresponding impact on the Condensed Consolidated Statement of Operations.

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

Effective September 30, 2018, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this standard early and used it for the interim goodwill impairment test performed as of September 30, 2018.

Accounting pronouncements to be adopted in future periods

Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the effect on items within accumulated other comprehensive income (loss) of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effect of adopting this pronouncement.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within with those years. Early adoption is permitted. The Company will adopt the standard in the first quarter of fiscal 2019. The Company developed a project team to assess the effect of the adoption of this standard on its existing accounting policies, business processes, internal controls over financial reporting and related disclosures. While the assessment is not complete, the Company expects the adoption will result in a material increase in assets and liabilities on the consolidated balance sheet, with an immaterial impact on the consolidated statement of operations and consolidated statement of cash flow. The increase in assets and liabilities on the consolidated balance sheet will be due to the recording of the right-of-use assets and corresponding lease liabilities.

NOTE B — REVENUE

The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.9 million and $2.2 million for the three and nine months ended September 30, 2018, respectively and $0.5 million and $1.7 million for the three and nine months ended September 30, 2017, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

The Company offers various sales incentives and promotional programs to its wholesale customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements represent forms of variable consideration, and an estimate of sales returns are reflected as reductions in net sales in the Company’s unaudited condensed consolidated statements of operations. These estimates are based on historical experience and other known factors or as the most likely amount in a range of possible outcomes. On a quarterly basis, variable consideration is assessed on a portfolio approach in estimating the extent to which the components of variable consideration are constrained.

Payment terms with customers vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one year. These costs are expensed as incurred and recorded within selling, general and administrative expenses in the unaudited condensed consolidated statement of operations. Incidental items that are immaterial in the context of the contract are expensed as incurred.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and nine months ended September 30, 2018 (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
U.S. Wholesale
Kitchenware	$96,265	$220,863
Tableware	53,646	106,765
Home Solutions	28,607	66,033
International
Kitchenware	13,843	38,782
Tableware	8,617	24,607
Retail Direct	8,470	19,218

Total net sales	$209,448	$476,268

United States	$175,540	$386,913
United Kingdom	17,432	47,409
Rest of World	16,476	41,946

Total net sales	$209,448	$476,268

NOTE C — ACQUISITION

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

The purchase price was allocated based on the Company’s preliminary estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Accounts receivable	$26,453
Inventory	26,696
Other assets	8,663
Other liabilities	(24,746)
Deferred income tax	(26,633)
Goodwill and other intangibles	284,978

Total allocated value	$295,411

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The acquisition is being accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”), which established a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value. ASC Topic 805 allows the acquiring Company to adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values during a measurement period, generally up to one year from the date of acquisition. The fair values of net assets acquired are based on the Company’s preliminary estimate of the respective fair values. The final valuation of net assets may result in material adjustments to the respective fair values and resulting goodwill. During the three months ended September 30, 2018, the Company increased goodwill by approximately $4.9 million, due to certain adjustments primarily related to the valuation of certain intangible assets. Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes. The goodwill and other intangible assets are primarily included in the U.S. Wholesale segment. Customer relationships and certain trade names, which are included in intangible assets, net, are amortized on a straight-line basis over their estimated useful lives (see Note E– Intangible Assets to the unaudited condensed consolidated financial statements included in this Quarterly Report).

The nine months ended September 30, 2018 includes the operations of Filament for the period from March 2, 2018, the date of acquisition, to September 30, 2018. The unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018, includes $38.6 million and $77.2 million, respectively of net sales contributed by Filament.

Unaudited Pro forma Results

The following table presents the Company’s pro forma consolidated net sales, income (loss) before income taxes and equity in earnings and net income (loss) for the three and nine months ended September 30, 2018 and 2017. The unaudited pro forma results include the historical statement of operations information of the Company and of Filament, giving effect to the Filament acquisition and related financing as if they had occurred at the beginning of the periods presented.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net sales	$209,448	$209,119	$502,079	$516,432
Income (loss) before income taxes and equity in earnings	6,956	9,742	(15,416)	(1,238)
Net income (loss)	6,145	5,009	(10,671)	(801)
Diluted income (loss) per common share	0.30	0.24	(0.52)	(0.04)

NOTE D — INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

related to the customer relationships acquired) for the three and nine months ended September 30, 2018 and 2017 in the accompanying unaudited condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 18.69 and MXN 19.68 at September 30, 2018 and December 31, 2017, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 18.94 and MXN 17.81 during the three months ended September 30, 2018 and 2017, respectively, and MXN 18.71 to MXN 19.38 and MXN 17.81 to MXN 20.30 during the nine months ended September 30, 2018 and 2017, respectively. The effect of the translation of the Company’s investment resulted in an increase to the investment of $0.8 million during the nine months ended September 30, 2018 and an increase to the investment of $1.3 million during the nine months ended September 30, 2017. These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at September 30, 2018 and December 31, 2017 are amounts due from Vasconia of $147,000 and $64,000, respectively. No amounts were due to Vasconia at September 30, 2018 or December 31, 2017.

Summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended
	September 30,
	2018		2017
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$41,222	$780,938	$40,184	$715,577
Gross profit	7,762	147,039	7,553	134,507
Income from operations	1,063	20,136	1,766	31,440
Net income (loss)	(1,233)	(23,361)	(648)	(11,538)

	Nine Months Ended
	September 30,
	2018		2017
	(in thousands)
	USD	MXN	USD	MXN
Net Sales	$128,853	$2,452,673	$118,743	$2,236,897
Gross Profit	24,867	473,763	23,162	437,718
Income from operations	5,867	112,466	5,881	112,027
Net Income	862	17,484	1,754	35,168

The Company recorded equity in earnings of Vasconia, net of taxes, of $185,000 and $417,000, for the three and nine months ended September 30, 2018, respectively. The Company recorded equity in losses of Vasconia of $326,000 and equity in earnings of Vasconia of $672,000 for the three and nine months ended September 30, 2017, respectively. Equity in earnings for the three and nine months ended September 30, 2018, includes deferred tax benefit of $580,000 and $274,000, respectively, due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Equity in earnings for the three and nine months ended September 30, 2017, includes deferred tax expense of $0.1 million and a deferred tax benefit of $0.2 million, respectively.

As of September 30, 2018 and December 31, 2017, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $32.8 million and $31.8 million, respectively. The carrying value of the Company’s investment in Vasconia was $24.8 million and $23.8 million as of September 30, 2018 and December 31, 2017, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE E — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30, 2018				December 31, 2017
	Gross	Impairment	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$104,232	$(2,205)	$—	$102,027	$15,772	$—	$15,772
Indefinite-lived intangible assets:
Trade names	62,216	—	—	62,216	7,616	—	7,616
Finite-lived intangible assets:
Licenses	15,847	—	(9,717)	6,130	15,847	(9,375)	6,472
Trade names	38,355	—	(13,084)	25,271	33,368	(11,109)	22,259
Customer relationships	183,250	—	(24,861)	158,389	52,961	(16,966)	35,995
Other	6,434	—	(1,098)	5,336	1,165	(800)	365

Total	$410,334	$(2,205)	$(48,760)	$359,369	$126,729	$(38,250)	$88,479

A summary of the activities related to the Company’s intangible assets for the nine months ended September 30, 2018 consists of the following (in thousands):

Goodwill and Intangible Assets, December 31, 2017	$88,479
Goodwill acquired	88,898
Trade names acquired	60,000
Customer relationships acquired	131,450
Other intangibles acquired	5,292
Impairment of goodwill	(2,205)
Foreign currency translation adjustment	(1,391)
Amortization	(11,154)

Goodwill and intangible assets, September 30, 2018	$359,369

The Company’s European tableware business has experienced a decline in operating performance and has reduced its expectations for future cash flows. Therefore, the Company performed an interim impairment assessment in the third quarter, which resulted in a $2.2 million non-cash goodwill impairment charge.

The European tableware business is a reporting unit within the International segment. The fair value of the reporting unit was determined based on a combined income and market approach. The significant assumption used under the income approach, or discounted cash flow method, was projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The market approach is based on a market multiple (revenue and EBITDA) and requires an estimate of appropriate multiples based on market data. The resulting fair value was approximately 12% below the reporting units carrying value.

In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three months ended September 30, 2018, events and circumstances indicated that $22.9 million of assets of the European

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

tableware reporting unit might be impaired. However, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.

NOTE F — DEBT

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

At September 30, 2018, borrowings outstanding under the ABL Agreement were $87.2 million, and open letters of credit were $3.1 million. At September 30, 2018, availability under the ABL Agreement was approximately $59.6 million. Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity at any given time.

At September 30, 2018, $273.6 million was outstanding under the Term Loan. At September 30, 2018, unamortized debt issuance costs of $1.5 million and $7.9 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR, plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at September 30, 2018 ranged from 2.5% to 6.0%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the three months ended September 30, 2018.

The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate, plus 0.5% or one-month LIBOR (at the Company’s option), plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2018 was 5.7%.

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

The Company was in compliance with the covenants of the Debt Agreements at September 30, 2018.

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

NOTE G — DERIVATIVES

The Company is a party to interest rate swap agreements, with an aggregate notional value of $125.0 million at September 30, 2018. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and will expire in March 2023. The notional amounts are reduced over these periods.

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional values of foreign exchange contracts at September 30, 2018 and December 31, 2017 were $9.7 million and $34.9 million, respectively. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair values of these contracts are recorded in earnings immediately.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The fair values of the Company’s derivative financial instruments included in the unaudited condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps	Prepaid Expenses	$—	$11
	Accrued Expenses	168	—
	Deferred rent & other long-term liabilities	691	—

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2018	December 31, 2017
Foreign exchange contracts	Accrued expenses	$4	$1,951

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

The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2018	2017	2018	2017
Interest rate swaps	$(381)	$(4)	$(658)	$10

During the three and nine months ended September 30, 2018 the Company recognized $0.3 million of interest expense related to the interest rate swaps. Gains or losses on the interest rate swaps will be reclassified into earnings as interest expense as the interest expense on the debt is recognized in earnings.

In connection with the financing transaction described in Note F—Debt, to the unaudited condensed consolidated financial statements included in this Quarterly Report, in March 2018 the Company settled its outstanding interest rate swaps, which had been accounted for as hedges and had an aggregate notional value of $5.3 million. The net gain at such time in accumulated other comprehensive income at December 31, 2017 related to the interest rate swaps was reclassified into interest expense during the three months ended March 31, 2018.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

	Location of gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments		2018	2017	2018	2017
Foreign exchange contracts	Selling, general and administrative expense	$(193)	$(1,082)	$(240)	$(2,648)

NOTE H — STOCK COMPENSATION

On June 28, 2018, the shareholders of the Company approved an amendment and restatement of the Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 900,000 shares. As of September 30, 2018, there were 900,439 shares available for the grant of awards under the Plan.

Option Awards

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2018 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2018	1,456,200	$13.64
Grants	205,750	13.56
Exercises	(31,000)	4.60
Cancellations	(15,250)	17.66
Expirations	(14,250)	17.39

Options outstanding, September 30, 2018	1,601,450	13.73	4.4	$695,000

Options exercisable, September 30, 2018	1,281,020	$13.53	3.4	$695,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2018. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2018 and the exercise price.

The total intrinsic value of those stock options that were exercised in the nine months ended September 30, 2018 and 2017 was $221,000 and $0.9 million, respectively. The intrinsic value of a stock option that is exercised in calculated at the date of exercise.

Total unrecognized stock option compensation expense at September 30, 2018, before the effect of income taxes, was $1.2 million and is expected to be recognized over a weighted-average period of 1.7 years.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2018 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2018	219,317	$17.12
Grants	223,759	13.25
Vested	(85,927)	17.23
Cancellations	(12,302)	15.21

Non-vested restricted shares, September 30, 2018	344,847	$14.65

Total unrecognized compensation expense remaining	$4,228,000
Weighted-average years expected to be recognized over	1.7

The fair value of restricted stock that vested during the nine months ended September 30, 2018 was $1.0 million.

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

A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2018 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2018	228,892	$16.49
Grants	182,175	12.81
Vested	(58,888)	14.84
Cancellations	(8,397)	16.13

Non-vested performance-based awards, September 30, 2018	343,782	$14.83

Total unrecognized compensation expense remaining	$3,012,000
Weighted-average years expected to be recognized over	1.9

(1)	Represents the target number of shares to be issued for each performance-based award.

The total fair value of performance-based awards that vested during the nine months ended September 30, 2018 was $792,000.

The Company recognized total stock compensation expense of $1.3 million for the three months ended September 30, 2018, of which $0.2 million represents stock option compensation expense and $1.1 million represents restricted stock and performance based stock compensation expense. For the nine months ended September 30, 2018, the Company recognized total stock compensation expense of $3.0 million, of which $0.6 million represents stock option compensation expense and $2.4 million represents restricted stock and performance based stock compensation expense.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The Company recognized total stock compensation expense of $1.0 million for the three months ended September 30, 2017, of which $0.2 million represents stock option compensation expense and $0.8 million represents restricted stock and performance based stock compensation expense. For the nine months ended September 30, 2017, the Company recognized total stock compensation expense of $2.5 million, of which $0.8 million represents stock option compensation expense and $1.7 million represents restricted stock and performance based stock compensation expense.

NOTE I — INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted income (loss) per common share adjusts net income (loss) and basic income (loss) per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income (loss) – basic and diluted	$5,948	$4,330	$(11,707)	$903
Weighted-average shares outstanding – basic	20,357	14,572	19,123	14,422
Effect of dilutive securities:
Stock options and other stock awards	124	471	—	478

Weighted-average shares outstanding – basic and diluted	20,481	15,043	19,123	14,900

Basic income (loss) per common share	$0.29	$0.30	$(0.61)	$0.06

Diluted income (loss) per common share	$0.29	$0.29	$(0.61)	$0.06

The computation of diluted income (loss) per common share for the three and nine months ended September 30, 2018 excludes 1,361,494 shares and 1,745,914 shares, respectively, related to options to purchase shares and other stock awards. The computation of diluted income per common share for the three and nine months ended September 30, 2017 excludes 390,950 shares and 1,461,698 shares, respectively, related to options to purchase shares and other stock awards. These shares were excluded due to their antidilutive effects.

NOTE J — INCOME TAXES

On December 22, 2017, the Tax Act was enacted. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

As of September 30, 2018 the Company has not changed the provisional estimates recognized in 2017, and the Company is not yet able to calculate a reasonable estimate for the impact of the one-time transition tax on the Company’s equity investment due to the complexity of calculating accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for applicable years after 1986.

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company will continue to calculate the impact of the Tax Act and will record any resulting tax adjustments during 2018.

Since January 1, 2018, the Tax Act has subjected the Company to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries, base erosion anti-abuse tax (“BEAT”), foreign derived intangible income tax (“FDII”), and IRC Section 163(j) interest limitation (“Interest Limitation”). Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the tax impact and has not yet made the accounting policy election. As of September 30, 2018, the Company was able to reasonably estimate provisional adjustments, based on current year operations only, related to GILTI and FDII that have been recognized in the Company’s financial statements. For the BEAT and Interest Limitation impact of the Tax Act, the Company has not recorded a provisional estimate in its effective tax rate for the nine months ended September 30, 2018 because the Company does not currently estimate that these provisions of the Tax Act will apply in 2018.

Income tax provision of $0.9 million, an effective income tax rate of 13.6%, for the three months ended September 30, 2018, reflects the reduced U.S. corporate income tax rate offset by state taxes and non-deductible expenses in the U.S. and non-U.S. jurisdictions, and increased by foreign income taxes relating to uncertain tax positions and a reduced benefit on a carryback claim in a foreign jurisdiction. The income tax benefit of $4.7 million, an effective benefit income tax rate of 27.8%, for the nine months ended September 30, 2018, reflects the reduced U.S. corporate income tax rate increased by state and non-deductible expenses in the U.S. and non-U.S. jurisdictions, and offset by foreign taxes.

Income tax provision of $3.5 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rates of 42.9% and 78.8%, respectively.

On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The estimated value of the Company’s uncertain tax positions at September 30, 2018 is a gross liability of $4.0 million. The Company believes that $3.0 million of its tax positions will be resolved within the next twelve months.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey, Illinois and the United Kingdom. The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2015. At September 30, 2018, the periods subject to examination for the Company’s major state jurisdictions are the years ended 2013 through 2017.

The Company’s policy for recording interest and penalties is to record such items as a component of income taxes. Interest and penalties were not material to the Company’s results of operations or cash flows as of and for the three and nine months ended September 30, 2018 and 2017. At September 30, 2018, interest and penalties included in the Company’s uncertain tax position gross liability was approximately $1.2 million.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE K — BUSINESS SEGMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net sales
U.S. Wholesale	$178,518	$137,096	$393,661	$319,258
International	22,460	25,330	63,389	65,923
Retail Direct	8,470	3,531	19,218	11,525

Total net sales	$209,448	$165,957	$476,268	$396,706

Income (loss) from operations
U.S. Wholesale	$18,505	$14,798	$15,078	$20,745
International	(2,628)	(1,573)	(6,052)	(6,473)
Retail Direct	1,610	(259)	1,465	(420)
Unallocated corporate expenses	(5,184)	(3,633)	(14,805)	(9,534)

Income (loss) from operations	$12,303	$9,333	$(4,314)	$4,318

Depreciation and amortization
U.S. Wholesale	$5,006	$3,010	$13,435	$7,613
International	1,067	1,048	3,359	3,013
Retail Direct	3	5	13	71

Total depreciation and amortization	$6,076	$4,063	$16,807	$10,697

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

	September 30, 2018	December 31, 2017
	(in thousands)
Assets
U.S. Wholesale	$681,388	$281,398
International	100,324	105,984
Retail Direct	901	613
Unallocated/ Corporate/ Other	17,821	13,526

Total assets	$800,434	$401,521

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

September 30, 2018

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

NOTE M — OTHER

Cash dividends

Dividends declared in the nine months ended September 30, 2018 are as follows:

Dividend per share	Date declared	Date of record	Payment date
$ 0.0425	March 8, 2018	May 1, 2018	May 15, 2018
$ 0.0425	June 28, 2018	August 1, 2018	August 15, 2018
$ 0.0425	July 31, 2018	November 1, 2018	November 15, 2018

On February 15, 2018, May 15, 2018 and August 15, 2018, the Company paid dividends of $0.6 million, $0.9 million and $0.9 million respectively, to shareholders of record on February 1, 2018, May 1, 2018 and August 1, 2018 respectively. In the three months ended September 30, 2018, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on November 15, 2018.

On November 7, 2018 the Board of Directors declared a quarterly dividend of $0.0425 per share payable on February 15, 2019 to shareholders of record on February 1, 2019.

Supplemental cash flow information

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,003	$2,695
Cash paid for taxes	2,527	8,675
Non-cash investing activities:
Translation gain (loss) adjustment	$(1,985)	$7,534

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(29,930)	$(30,356)	$(27,821)	$(35,644)
Translation gain (loss) during period	124	2,246	(1,985)	7,534

Balance at end of period	$(29,806)	$(28,110)	$(29,806)	$(28,110)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$(263)	$11	$14	$(3)
Amounts reclassified from accumulated other comprehensive loss: (1)
Settlement of cash flow hedge	—	—	(14)	—
Derivative fair value adjustment, net of taxes of $127 and $2 for the three month periods ended September 30, 2018 and 2017, respectively and $215 and $7 for the nine months ended September 30, 2018 and 2017, respectively.	(381)	(4)	(644)	10

Balance at end of period	$(644)	$7	$(644)	$7

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,483)	$(1,321)	$(1,518)	$(1,352)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial losses, net of taxes of $12 and $10 for the three month periods ended September 30, 2018 and 2017, respectively and $36 and $31 for the nine months ended September 30, 2018 and 2017, respectively.	19	16	54	47

Balance at end of period	$(1,464)	$(1,305)	$(1,464)	$(1,305)

Total accumulated other comprehensive loss at end of period	$(31,914)	$(29,408)	$(31,914)	$(29,408)

(1)	Amount is recorded as interest expense on the unaudited condensed consolidated statements of operations.
(2)	Amounts are recorded in selling, general and administrative expense on the unaudited condensed consolidated statements of operations.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Lifetime Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Lifetime Brands, Inc. (the Company) as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2018 and 2017, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated March 16, 2018, we expressed an unqualified audit opinion on those consolidated financial statements and included an explanatory paragraph for reference to other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

November 8, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Quarterly Report”) of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries), contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report, the words “estimates,” “expects,” “will”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “assumes,” “seeks,” and variations of such words or similar expressions, and the negatives thereof, are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in this Quarterly Report in Part II, Item 1A. Risk Factors, in Part II, Item 1A. Risk Factors in the Form 10Q filed for the quarter ended June 30, 2018 and in Part I, Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Annual Report”). Such risks, uncertainties and other important factors include, among others, risks related to:

•	Tax reform;

•	Tariffs;

•	General economic factors and political conditions;

•	Indebtedness;

•	Seasonality;

•	Liquidity;

•	Interest;

•	Acquisition integration;

•	Competition;

•	Customer practices;

•	Intellectual property, brands and licenses;

•	Goodwill;

•	International operations;

•	Supply chain;

•	Foreign exchange rates;

•	International trade and transportation;

•	Product liability;

•	Regulatory matters;

•	Product development;

•	Reputation;

•	Technology;

•	Personnel;

•	Price fluctuations;

•	Business interruptions;

•	Projections;

•	Fixed costs;

•	Governance; and

•	Acquisitions and investments.

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

On March 2, 2018, the Company completed the acquisition of Taylor Holdco LLC and its subsidiaries (doing business as Filament Brands) (“Filament”). Filament primarily designs, markets and distributes consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products, and select outdoor products. The nine months ended September 30, 2018 includes the operations of Filament for the period from March 2, 2018 to September 30, 2018.

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

EQUITY INVESTMENT

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net income, net of taxes, as equity in earnings in the Company’s consolidated statements of operations. Pursuant to a Shares Subscription Agreement (the “Agreement”), the Company may designate four persons to be nominated as members of Vasconia’s board of directors. As of September 30, 2018, Vasconia’s board of directors was comprised of eleven members of whom the Company has designated three members.

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

RESTRUCTURING

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three and nine months ended September 30, 2018, the Company incurred $0.6 million and $1.4 million, respectively, of restructuring charges primarily related to severance.

RECENT DEVELOPMENTS

The U.S. government recently announced and, in some cases, implemented additional tariffs on certain foreign goods, including certain finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for these imported goods and materials and may limit the amount of these goods and materials that may be imported into the U.S. A substantial majority of the Company’s products are sourced from vendors in the People’s Republic of China.

Tariffs were imposed on certain finished products imported by the Company into the U.S. from China. The tariffs have been implemented in multiple phases, with effective dates of July and August 2018, for a 25% tariff on certain products, and with an effective date of September 2018 for a 10% tariff on certain other products. The 10% tariff effective in September 2018 will be increased to 25% in January 2019. The Company is developing a plan to mitigate the impact of the increase on the price of certain finished goods imported by the Company into the U.S. The Company may seek to increase prices to its customers, which may diminish demand. Additionally, if the Company is unable to increase prices, it may result in the lowering the gross margin that the Company realizes from the sale of its products. The results of either could adversely affect the Company’s results of operations and financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is an update to the corresponding critical accounting policies and estimates set forth in the Company’s Annual Report. Except as modified below, there have been no material changes to the Company’s critical accounting policies and estimates discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in the Company’s Annual Report.

Revenue recognition

The Company sells products:

•	Wholesale, to retailers and distributors, and

•	Retail, directly to consumers.

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, discussed in Note A — Basis of Presentation and Summary Accounting Policies to the unaudited condensed consolidated financial statements included in this Quarterly Report, regarding revenue recognition. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales. Net sales exclude taxes that are collected from customers and remitted to the respective taxing authorities.

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

Derivatives

The Company accounts for derivative instruments in accordance with ASC Topic No. 815, Derivatives and Hedging, discussed in Note A — Basis of Presentation and Summary Accounting Policies to the unaudited condensed consolidated financial statements included in this Quarterly Report. ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings.

For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in ASU Topic No. 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. In January 2017, the Financial Accounting Standards Board issued revised guidance that simplifies the test for goodwill impairment, effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt the guidance in the third quarter of 2018. Under the revised guidance, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded to reduce the reporting unit to fair value. Prior to the revised guidance, the amount of the impairment was the difference between the carrying value of the goodwill and the “implied” fair value, which was calculated as if the reporting unit had just been acquired and accounted for as a business combination.

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

During the third quarter of 2018 the Company performed an interim impairment assessment of its European tableware reporting unit, which resulted in a $2.2 million non-cash goodwill impairment charge. See Note E – Intangible assets to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8	65.5	64.1	63.7

Gross margin	35.2	34.5	35.9	36.3
Distribution expenses	7.9	8.1	10.4	10.0
Selling, general and administrative expenses	20.1	20.5	25.7	25.1
Restructuring expenses	0.3	0.2	0.3	0.1
Impairment of goodwill	1.1	—	0.5	—

Income (loss) from operations	5.9	5.6	(0.9)	1.1
Interest expense	(2.7)	(0.7)	(2.6)	(0.8)
Loss on early retirement of debt	—	—	—	—

Income (loss) before income taxes and equity in earnings	3.2	4.9	(3.5)	0.3
Income tax (provision) benefit	(0.4)	(2.1)	1.0	(0.2)
Equity in earnings (losses), net of taxes	0.1	(0.2)	0.1	0.2

Net income (loss)	2.9%	2.6%	(2.4)%	0.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED

SEPTEMBER 30, 2017

Net Sales

Net sales for the three months ended September 30, 2018 were $209.4 million, an increase of $43.4 million, or 26.1%, as compared to net sales of $166.0 million for the corresponding period in 2017. The three months ended September 30, 2018 includes net sales of $38.6 million from Filament.

Net sales for the U.S. Wholesale segment for the three months ended September 30, 2018 were $178.5 million, an increase of $41.4 million, or 30.2%, as compared to net sales of $137.1 million for the corresponding period in 2017.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $96.3 million for the three months ended September 30, 2018, an increase of $21.4 million, or 28.6%, as compared to $74.9 million for the corresponding period in 2017. The increase in the U.S. Wholesale segment’s Kitchenware product category was primarily attributable to contributions from Filament and an increase in pantryware, bakeware and cutlery sales. The increases were partially offset by a decrease in tools and gadget sales.

Net sales for the U.S. Wholesale segment’s Tableware product category were $53.6 million for the three months ended September 30, 2018, an increase of $7.1 million, or 15.3%, as compared to $46.5 million for the corresponding period in 2017. The increase was mainly attributable to new tableware programs and contributions from the Fitz and Floyd product line acquired on August 31, 2017.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $28.6 million for the three months ended September 30, 2018, an increase of $12.9 million, as compared to $15.7 million for the corresponding period in 2017. The increase primarily reflects contributions from Filament, partially offset by a decrease in home décor sales due to a customer bankruptcy and a decline in a customer program.

Net sales for the International segment were $22.5 million for the three months ended September 30, 2018, a decrease of $2.8 million, or 11.3%, as compared to net sales of $25.3 million for the corresponding period in 2017. In constant currency, net sales decreased approximately 10.7%. The decrease was due to the closing of the Netherlands operations and a decline in tableware sales to U.K. national customers which was partially offset by an increase in ecommerce sales.

Net sales for the Retail Direct segment were $8.5 million for the three months ended September 30, 2018, as compared to net sales of $3.5 million for the corresponding period in 2017. The increase reflects contributions from Filament’s retail websites.

Gross margin

Gross margin for the three months ended September 30, 2018 was $73.8 million, or 35.2%, as compared to $57.2 million, or 34.5%, for the corresponding period in 2017.

Gross margin for the U.S. Wholesale segment was $60.7 million, or 34.0%, for the three months ended September 30, 2018, as compared to $47.0 million, or 34.2%, for the corresponding period in 2017. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The decrease in margin primarily reflects both product and customer mix related to tableware products, partially offset by the addition of Filament products.

Gross margin for the International segment was $7.8 million, or 34.6%, for the three months ended September 30, 2018, as compared to $7.9 million, or 31.2%, for the corresponding period in 2017. The increase in margin is mainly attributable to the tableware products favorable customer and product mix.

Gross margin for the Retail Direct segment was $5.3 million, or 62.9%, for the three months ended September 30, 2018, as compared to $2.3 million, or 65.9%, for the corresponding period in 2017. The decrease in gross margin in the Retail Direct segment primarily reflects a change in product mix due to the addition of Filament products.

Distribution expenses

Distribution expenses for the three months ended September 30, 2018 were $16.6 million, as compared to $13.5 million for the corresponding period in 2017. Distribution expenses as a percentage of net sales were 7.9% for the three months ended September 30, 2018, as compared to 8.1% for the three months ended September 30, 2017.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment was approximately 6.8% and 7.3% for the three months ended September 30, 2018 and 2017, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses excluding the relocation costs for the U.S. Wholesale segment, were 8.5% and 8.4% or the three months ended September 30, 2018 and 2017, respectively. An increase in expenses was offset by improved labor efficiency and lower freight costs.

Distribution expenses as a percentage of net sales for the International segment were approximately 12.0% and 9.5% for the three months ended September 30, 2018 and 2017, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 12.4% and 10.8% for the three months ended September 30, 2018 and 2017, respectively. The increase in distribution expenses as a percentage of net sales reflects higher labor and facility expenses, as well as higher freight expenses on increased sales to continental Europe.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 20.0% and 34.3% for the three months ended September 30, 2018 and 2017, respectively. The decrease primarily reflects the addition of Filament, which has less distribution expense as a percentage of net sales than the Company’s historical operations.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2018 were $42.1 million, an increase of $8.0 million, or 23.5%, as compared to $34.1 million for the corresponding period in 2017.

Selling, general and administrative expenses for the U.S. Wholesale segment were $29.4 million for the three months ended September 30, 2018, as compared to $22.2 million for the three months ended September 30, 2017. The 2018 period reflects an increase related to the Company’s acquisition of Filament, including an increase in intangible amortization expense related to the acquisition. The acquisition related increases offset a decrease in legacy U.S. Wholesale employee, office and selling expenses. As a percentage of net sales, selling, general and administrative expenses were 16.5% and 16.2% for the three months ended September 30, 2018 and 2017, respectively.

Selling, general and administrative expenses for the three months ended September 30, 2018 for the International segment were $5.5 million, a decrease of $1.4 million, from $6.9 million for the corresponding period in 2017. The decrease in selling, general and administrative expenses in the 2018 quarter was primarily due to the change in mark to market valuation of foreign currency contracts and the closure of the Netherlands operations.

Selling, general and administrative expenses for the Retail Direct segment were $2.1 million for the three months ended September 30, 2018, as compared to $1.4 million for the three months ended September 30, 2017. The increase in expenses was primarily due to the acquisition of Filament’s retail direct operations. As a percentage of net sales, selling, general and administrative expenses were 24.3% and 24.7% for the three months ended September 30, 2018 and 2017, respectively.

Unallocated corporate expenses for the three months ended September 30, 2018 were $5.2 million, as compared to $3.6 million for the corresponding period in 2017. The increase reflects an increase in professional fees, share based compensation expense and insurance expenses.

Restructuring expense

During the three months ended September 30, 2018, the Company incurred $0.6 million of restructuring expense, primarily for severance, related to the Company’s Filament integration.

During the three months ended September 30, 2017, the Company incurred $0.3 million of restructuring expense, primarily for severance, related to the integration of legal entities operating in Europe.

Impairment of goodwill

During the third quarter of 2018 the Company performed an interim impairment assessment of the European tableware reporting unit which resulted in a $2.2 million non-cash goodwill impairment charge. No impairment charges were recorded in the 2017 period.

Interest expense

Interest expense for the three months ended September 30, 2018 was $5.6 million, an increase of $4.4 million, from $1.2 million for the three months ended September 30, 2017. The increase in expense was attributable to the financing obtained in connection with the acquisition of Filament.

Income tax provision

Income tax provision for the three months ended September 30, 2018 was $0.9 million, as compared to $3.5 million for the corresponding period in 2017. The Company’s effective tax rate for the three months ended September 30, 2018 was 13.6%, as compared to 42.9% for the corresponding 2017 period. The effective tax rate for the three months ended September 30, 2018 reflects the reduced statutory U.S. corporate income tax rate of 21%, offset by state taxes and non-deductible expenses in the U.S. and non-U.S. jurisdictions, and increased by foreign income taxes related to uncertain tax positions, and reduced benefit on a carryback claim in a foreign jurisdiction. The effective tax rate for the three months ended September 30, 2017 reflects the U.S. corporate income tax rate of 35%, increased by state taxes, a shortfall recognized on share base compensation and by foreign losses for which no benefit was recorded.

Equity in earnings (losses)

Equity in earnings (losses) of Vasconia, net of taxes, was earnings of $185,000, for the three months ended September 30, 2018, as compared to a loss of $326,000 for the three months ended September 30, 2017. Equity in earnings (losses) for the three months ended September 30, 2018 and 2017 includes a deferred tax benefit (expense) of $0.6 million and ($0.1) million, respectively, due to the requirement to record tax benefits for foreign currency translation losses and gains through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $1.1 million for the three months ended September 30, 2018, as compared to income from operations of $1.8 million for the three months ended September 30, 2017. The decrease in income from operations is primarily due to a decrease in gross margin in the kitchenware division.

MANAGEMENT’S DISCUSSION AND ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED

SEPTEMBER 30, 2017

Net Sales

Net sales for the nine months ended September 30, 2018 were $476.3 million, an increase of $79.6 million, or 20.1%, as compared to net sales of $396.7 million for the corresponding period in 2017. The nine months ended September 30, 2018 includes net sales of $77.2 million from Filament for the period from March 2, 2018, the date of acquisition.

Net sales for the U.S. Wholesale segment for the nine months ended September 30, 2018 were $393.7 million, an increase of $74.4 million, or 23.3%, as compared to net sales of $319.3 million for the corresponding period in 2017.

Net sales for the U.S. Wholesale segment’s Kitchenware product category were $220.9 million for the nine months ended September 30, 2018, an increase of $28.1 million, or 14.6%, as compared to $192.8 million for the corresponding period in 2017. The increase in the U.S. Wholesale segment’s Kitchenware product category was primarily attributable to contributions from Filament, partially offset by a decrease in tools and gadget sales with certain retailers.

Net sales for the U.S. Wholesale segment’s Tableware product category were $106.8 million for the nine months ended September 30, 2018, an increase of $18.1 million, or 20.4%, as compared to $88.7 million for the corresponding period in 2017. The increase was primarily attributable to new houseware and tableware programs and contributions from the Fitz and Floyd product line acquired on August 31, 2017.

Net sales for the U.S. Wholesale segment’s Home Solutions product category were $66.0 million for the nine months ended September 30, 2018, an increase of $28.2 million, or 74.6%, as compared to $37.8 million for the corresponding period in 2017. The increase primarily reflects contributions from Filament and BuiltNY product launches, partially offset by a decrease in home décor sales due to a customer bankruptcy and decline in a customer program.

Net sales for the International segment were $63.4 million for the nine months ended September 30, 2018, a decrease of $2.5 million, or 3.8%, as compared to net sales of $65.9 million for the corresponding period in 2017. In constant currency, net sales decreased approximately 8.9%. The decrease, in constant currency, was in part due to the closing of the Netherlands operations and a decrease in tableware sales to national customers.

Net sales for the Retail Direct segment were $19.2 million for the nine months ended September 30, 2018, as compared to net sales of $11.5 million for the corresponding period in 2017. The increase primarily reflects contributions from Filament’s retail websites.

Gross margin

Gross margin for the nine months ended September 30, 2018 was $170.9 million, or 35.9%, as compared to $143.9 million, or 36.3%, for the corresponding period in 2017.

Gross margin for the U.S. Wholesale segment was $137.1 million, or 34.8%, for the nine months ended September 30, 2018, as compared to $115.1 million, or 36.0%, for the corresponding period in 2017. Gross margin may fluctuate from period to period based on a number of factors, including product and customer mix. The decrease in margin primarily reflects both product and customer mix related to tableware products, partially offset by the addition of Filament products.

Gross margin for the International segment was $21.7 million, or 34.3%, for the nine months ended September 30, 2018, as compared to $21.2 million, or 32.1%, for the corresponding period in 2017. The increase in margin is mainly attributable to favorable customer and product mix.

Gross margin for the Retail Direct segment was $12.1 million, or 63.0%, for the nine months ended September 30, 2018, as compared to $7.6 million, or 66.6%, for the corresponding period in 2017. The decrease in gross margin in the Retail Direct segment reflects a change in product mix due to the addition of Filament products.

Distribution expenses

Distribution expenses for the nine months ended September 30, 2018 were $49.4 million, as compared to $39.5 million for the corresponding period in 2017. Distribution expenses as a percentage of net sales were 10.4% for the nine months ended September 30, 2018, as compared to 10.0% for the nine months ended September 30, 2017.

Distribution expenses as a percentage of net sales for the U.S. Wholesale segment was approximately 9.2% and 9.1% for the nine months ended September 30, 2018 and 2017, respectively. The increase reflects expenses associated with the Company’s west coast distribution facility relocation of approximately $2.6 million. As a percentage of sales shipped from the Company’s warehouses, distribution expenses excluding the relocation costs for the U.S. Wholesale segment, were 9.8% for the nine months ended September 30, 2018 and 9.9% for the nine months ended September 30, 2017.

Distribution expenses as a percentage of net sales for the International segment were approximately 12.8% and 10.3% for the nine months ended September 30, 2018 and 2017, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 13.4% and 11.8% for the nine months ended September 30, 2018 and 2017, respectively. The increase in distribution expenses as a percentage of net sales reflects higher labor and facility expenses, as well as higher freight expenses on increased sales to continental Europe.

Distribution expenses as a percentage of net sales for the Retail Direct segment were approximately 26.6% and 31.3% for the nine months ended September 30, 2018 and 2017, respectively. The decrease primarily reflects the addition of Filament, which has less distribution expenses as a percentage of net sales than the Company’s historical operations.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2018 were $122.3 million, an increase of $22.7 million, or 22.8%, as compared to $99.6 million for the corresponding period in 2017.

Selling, general and administrative expenses for the U.S. Wholesale segment were $84.5 million for the nine months ended September 30, 2018, as compared to $65.3 million for the nine months ended September 30, 2017. The 2018 period primarily reflects an increase related to the Company’s acquisition of Filament. The increase also reflects employee and intangible amortization expenses related to the Company’s acquisition of Fitz and Floyd in 2017. The Filament and Fitz and Floyd related increases offset a decrease in legacy U.S. Wholesale employee, office and selling expenses. As a percentage of net sales, selling, general and administrative expenses were 21.5% and 20.5% for the nine months ended September 30, 2018 and 2017, respectively.

Selling, general and administrative expenses for the nine months ended September 30, 2018 for the International segment were $17.4 million, a decrease of $2.9 million, from $20.3 million for the corresponding period in 2017. The decrease in selling, general and administrative expenses in the 2018 period was primarily due to the change in mark to market valuation of foreign currency contracts and settlement of foreign currency contracts.

Selling, general and administrative expenses for the Retail Direct segment were $5.6 million for the nine months ended September 30, 2018, as compared to $4.4 million for the nine months ended September 30, 2017. The increase in expenses was primarily due to the acquisition of Filament’s retail direct operations. As a percentage of net sales, selling, general and administrative expenses were 29.0% and 38.3% for the nine months ended September 30, 2018 and 2017, respectively.

Unallocated corporate expenses for the nine months ended September 30, 2018 were $14.8 million, as compared to $9.5 million for the corresponding period in 2017. The increase was primarily attributable to an increase in acquisition related expenses, professional fees, share based compensation expense and insurance expense.

Restructuring expense

During the nine months ended September 30, 2018, the Company incurred $1.4 million of restructuring expense, primarily for severance, related to the Company’s Filament integration.

During the nine months ended September 30, 2017, the Company incurred $0.5 million of restructuring expense, primarily for severance, related to the integration of legal entities operating in Europe.

Impairment

During the nine months ended September 30, 2018, the Company performed an interim impairment assessment of the European tableware reporting unit which resulted in a $2.2 million non-cash goodwill impairment charge. No impairment charges were recorded in the 2017 period.

Interest expense

Interest expense for the nine months ended September 30, 2018 was $12.4 million, an increase of $9.3 million, from $3.1 million for the nine months ended September 30, 2017. The increase in interest expense was primarily attributable to the financing obtained in connection with the acquisition of Filament.

Loss on early retirement of debt

In connection with the financing obtained for the acquisition of Filament, the Company wrote-off $0.1 million of the debt issuance costs.

Income tax benefit (provision)

Income tax benefit for the nine months ended September 30, 2018 was $4.7 million as compared to income tax provision of $0.9 million for the corresponding period in 2017. The Company’s effective tax rate for the nine months ended September 30, 2018 was 27.8%, as compared to 78.9% for the corresponding 2017 period. The effective tax rate for the nine months ended September 30, 2018 reflects the reduced statutory U.S. corporate income tax rate of 21% increased by state taxes and non-deductible expenses in the U.S. and non-U.S. jurisdictions, offset by foreign taxes. The effective tax rate for the nine months ended September 30, 2017, reflects the U.S. corporate income tax rate of 35% increased by state taxes and shortfalls recognized for share based compensation, as well as foreign losses for which no benefit was recorded.

Equity in earnings

Equity in earnings of Vasconia, net of taxes, was $417,000 for the nine months ended September 30, 2018, as compared to $672,000 for the nine months ended September 30, 2017. Equity in earnings for the nine months ended September 30, 2018 and 2017 includes a deferred tax benefit of $0.3 million and $0.2 million, respectively, due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $5.9 million for both the nine months ended September 30, 2018 and 2017.

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

At September 30, 2018, the Company had cash and cash equivalents of $5.8 million, compared to $7.6 million at December 31, 2017. Working capital was $256.1 million at September 30, 2018, compared to $186.9 million at December 31, 2017. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement was $65.4 million at September 30, 2018.

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2018 inventory turnover was 2.7 times, or 137 days, as compared to 2.5 times, or 144 days, for the three months ended September 30, 2017. The increase in turnover and decrease in turnover days primarily reflects the inclusion of Filament.

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

At September 30, 2018, borrowings outstanding under the ABL Agreement were $87.2 million and open letters of credit were $3.1 million. At September 30, 2018, availability under the ABL Agreement was approximately $59.6 million. The borrowing capacity under the ABL Agreement depends, in part, on eligible levels of certain current assets comprising the borrowing base and the Company’s ability to meet and maintain a financial ratio, if and when applicable. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

At September 30, 2018, $273.6 million was outstanding under the Term Loan. At September 30, 2018, unamortized debt issuance costs of $1.5 million and $7.9 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

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

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at September 30, 2018 ranged from 2.5% to 6.0%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the nine months ended September 30, 2018.

The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2018 was 5.7%.

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

The Company was in compliance with the covenants of the Debt Agreements at September 30, 2018.

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

The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended September 30, 2018
(in thousands)
Three months ended September 30, 2018	$22,722
Three months ended June 30, 2018	3,910
Three months ended March 31, 2018	(529)
Three months ended December 31, 2017	29,767
Pro forma projected synergies	9,423
Permitted non-recurring charge limitations	(508)

Total for the four quarters	$64,785

Capital expenditures for the nine months ended September 30, 2018 were $5.4 million.

Non-GAAP financial measure

Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The following is a reconciliation of the net income (loss), as reported, to consolidated adjusted EBITDA, for the four quarters ended September 30, 2018:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	Twelve Months ended September 30, 2018
Net income (loss) as reported	$5,948	$(6,057)	$(11,598)	$1,251	$(10,456)
Subtract out:
Undistributed equity in (earnings) losses, net	(185)	(155)	(77)	265	(152)
Add back:
Income tax expense (benefit)	906	(1,765)	(3,810)	8,169	3,500
Interest expense	5,634	4,676	2,103	1,177	13,590
Loss on early retirement of debt	—	—	66	—	66
Depreciation and amortization	6,076	6,422	4,309	3,468	20,275
Stock compensation expense	1,268	921	838	908	3,935
Impairment of goodwill	2,205	—	—	—	2,205
Unrealized (gain) loss on foreign currency contracts	(190)	(2,112)	393	169	(1,740)
Other permitted non-cash charges (1)	307	916	287	—	1,510
Permitted acquisition related expenses	43	391	809	2,424	3,667
Permitted non-recurring charges (2)	710	673	2,825	1,331	5,539
Pro forma Filament adjustment (3)	—	—	3,326	10,605	13,931
Twelve Months ended September 30, 2018, Pro forma projected synergies (4)	—	—	—	—	9,423

Consolidated adjusted EBITDA, before limitations	$22,722	$3,910	$(529)	$29,767	$65,293
Permitted non-recurring charge limitation(2)					(508)

Consolidated adjusted EBITDA					$64,785

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
(4)

Pro forma projected synergies represents the amount of projected cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies projected by the Company as a result of actions taken through September 30, 2018 or expected to be taken as of September 30, 2018, net of the benefits realized during the nine months ended September 30, 2018. Pro forma projected synergies is a permitted exclusion from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

Accounts Receivable Purchase Agreement

To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold to HSBC $20.7 million and $59.4 million of receivables during the three and nine months ended September 30, 2018, respectively, and $23.6 million and $62.8 million of receivables during the three and nine months ended September 30, 2017, respectively. At September 30, 2018 $13.6 million of receivables sold are outstanding and are due to HSBC from customers. Charges of $111,000 and $300,000 related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. Charges of $88,000 and $218,000 related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.

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

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in the unaudited condensed consolidated statement of operations.

Operating activities

Net cash used in operating activities was $30.4 million for the nine months ended September 30, 2018, as compared to $20.9 million for the corresponding 2017 period. The change in operating cash flow was primarily due to the net loss, an increase in inventory purchases and the timing of the payment of accounts payable and accrued expenses in the current period as compared to the 2017 period.

Investing activities

Net cash used in investing activities was $222.9 million and $13.3 million for the nine months ended September 30, 2018 and 2017, respectively. The 2018 investing activity includes the cash consideration paid for the acquisition of Filament and capital expenditures related to the Company’s relocation of its west coast distribution facility.

Financing activities

Net cash provided by financing activities was $251.7 million for the nine months ended September 30, 2018, as compared to $31.6 million for the corresponding 2017 period. The change in financing activities was attributable to the repayment of the Company’s former revolving credit facility and borrowings under the Debt Agreements, the proceeds of which were principally used to finance the acquisition of Filament.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K, except as follows:

On March 2, 2018, the Company acquired Filament, pursuant to a merger agreement dated December 22, 2017, as discussed in Note C- Acquisition to the unaudited condensed consolidated financial statements included in this Quarterly Report. In connection with this acquisition, the Company entered into new Debt Agreements. In April 2018, the Company entered into interest rate swap agreements to manage interest rate exposure in connection with its variable interest rate borrowings. As of September 30, 2018, approximately $235.9 million of the Company’s debt carries a variable rate of interest, as compared to $90.7 million at December 31, 2017. The remainder of the debt at September 30, 2018 and December 31, 2017 (approximately $125.0 million and $5.3 million, respectively) carries a fixed rate of interest through the use of interest rate swaps.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2018, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

On March 2, 2018, the Company acquired Filament, pursuant to a merger agreement dated December 22, 2017. The Company has begun to integrate policies, processes, people, technology and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for changes in internal controls that we have made related to the integration of Filament into the post-acquisition combined company, during the quarter ended September 30, 2018, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of certain legal proceedings affecting the Company, refer to Note L – Contingencies to the unaudited condensed consolidated financial statements included in this Quarterly Report, which is incorporated by reference herein.

Item 1A. Risk Factors

The following is an update to the corresponding risk factor set forth in the Company’s Annual Report and the Company’s Form 10-Q filed for the quarter ended June 30, 2018. Except as modified below, there have been no other material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report and the Company’s Form 10Q filed for the quarter ended June 30, 2018.

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

The referendum held in the United Kingdom (“U.K.”) on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union would be unprecedented and it is unclear what impact this would have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. Net sales attributable to U.K. domiciled businesses were $95.9 million for the year ended December 31, 2017, and represent approximately 17% of the Company’s consolidated net sales for the period. The uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact the U.K. economy, customers and investor confidence. It may contribute to additional market volatility, including volatility in the value of the British pound and European euro, and adversely affect the Company’s businesses, results of operations, and financial condition.

Recently, the U.S. government announced and, in some cases, implemented additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for these imported goods and materials and may limit the amount of these goods and materials that may be imported into the U.S. A substantial majority of the Company’s products are sourced from vendors in the People’s Republic of China.

Tariffs were imposed on certain finished products imported by the Company into the U.S. from China. The tariffs have been implemented in multiple phases, with effective dates of July and August 2018, for a 25% tariff on certain products, and with an effective date of September 2018 for a 10% tariff on certain other products. The 10% tariff effective in September 2018 will be increased to 25% in January 2019. The Company may seek to increase prices to its customers, which may diminish demand. Additionally, if the Company is unable to increase prices it may result in the lowering of the gross margin that the Company realizes from the sale of its products. The results of either could adversely affect the Company’s results of operations and financial condition.

Various countries and regions have announced plans or intentions to impose or have imposed tariffs on a wide range of U.S. products in retaliation for new U.S. tariffs. The reciprocal tariffs are not expected to have a material impact on the Company because the Company contracts to manufacture most of its products outside the U.S.; however, these conditions and future actions could have a significant adverse effect on world trade and the world economy and such global macro-economic factors could adversely affect the Company’s results of operations and financial condition.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	November 8, 2018
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 8, 2018
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)