Form 10-K
period 2018-12-31
LIFETIME BRANDS, INC
filed 2019-03-14
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of 12,631,159 shares of the voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $159,784,161. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.

The number of shares of common stock, par value $.01 per share, outstanding as of February 28, 2019 was 20,756,392.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

LIFETIME BRANDS, INC.

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries) contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning the Company’s and its subsidiaries’ plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 1 of Part I and Item 7 of Part II, respectively. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “seeks,” “will,” “potential” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s assessment of historical operating trends and the application of that assessment with regards to future periods, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

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

WHERE YOU CAN FIND OTHER INFORMATION

The Company is required to file its Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Form 8-K, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the “SEC”). The Company also maintains a website at http://www.lifetimebrands.com. Information contained on this website is not a part of or incorporated by reference into this Annual Report. The Company makes available on its website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after these reports are filed with or furnished to the SEC. Users can access these reports free of charge on the Company’s website. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company’s electronic filings with the SEC at http://www.sec.gov.

PART I

Item 1. Business

OVERVIEW

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumers purchasing moderately priced kitchenware, tableware and housewares, are sold through virtually every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (who may resell the Company’s products through their Internet websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own Internet websites.

The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor).

The Company continually evaluates opportunities to expand the reach of its brands and to invest in other companies, both foreign and domestic, that own or license complementary brands. In 2018, the Company made significant progress in this initiative and in March 2018, pursuant to a merger agreement, the Company completed the acquisition of Taylor Holdco LLC and its subsidiaries (dba Filament Brands, and which the Company refers to as “Filament”). Filament primarily designs, markets and distributes consumer and food service precision measurement products (including kitchen scales, thermometers and timers), bath scales, wine accessories, kitchen tools, and hydration products, and select outdoor products to major retailers in the United States, Canada and select distributors throughout Europe and Asia. Filament distributes products under the Taylor, Salter, Springfield, HoMedics, Rabbit, Houdini, Metrokane, Mako, EatSmart, TravelWise, Chef’n, Vibe, d.stil, RBT and private label brand names. Pursuant to the acquisition of Filament, the Company issued approximately 27% of its then-outstanding shares to Taylor Parent, LLC (“Taylor Parent”), and entered into a stockholders agreement (the “Stockholders Agreement”) with Taylor Parent, pursuant to which Taylor Parent has the right to: (i) designate up to two persons for nomination for election or appointment to the Company’s Board of Directors, for so long as Taylor Parent beneficially owns at least 20% of the outstanding common stock of the Company on a fully diluted basis and (ii) designate one person for nomination for election or appointment to the Company’s Board of Directors, for so long as Taylor Parent beneficially owns more than 10% of the outstanding common stock of the Company on a fully diluted basis. The other rights granted to Taylor Parent under the Stockholders Agreement are discussed in greater detail under Item 1A, “Risk Factors”, below.

The Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States. Lifetime Brands Europe Limited is a wholly-owned subsidiary trading as Kitchen Craft. Kitchen Craft is a leading supplier of kitchenware and tableware products and accessories in the United Kingdom (“U.K.”) and in over 80 other countries. The Company has been working to consolidate the operations of Lifetime Brands Europe Limited to create operational efficiencies and expects this to be completed in 2019. Beginning in 2019, Lifetime Brands Europe Limited’s brand development and design teams, as well as distribution and administrative teams, will be combined and operated out of one state of the art facility. This restructuring is expected to drive new product development while meeting consumer needs.

The Company also has a subsidiary in the People’s Republic of China (“China”) to supply kitchenware and tableware products to the Chinese market and a subsidiary based in Hong Kong to facilitate the sale of its products to other parts of Asia and smaller markets elsewhere in the world. The Company has a presence in Mexico and other parts of Latin America (excluding Brazil) through its 30% equity interest in Grupo Vasconia, S.A.B. (“Vasconia”), a housewares company and aluminum manufacturer based in Mexico, and a strategic alliance with a Canadian company to distribute many of the Company’s products in Canada.

The Company is a Delaware corporation, incorporated on December 22, 1983.

The Company’s top brands and their respective product categories as of December 31, 2018 are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed (1)	Kitchenware
Mikasa®	Owned	Tableware and Home Solutions
Taylor®	Owned	Kitchenware and Home Solutions
KitchenAid®	Licensed	Kitchenware
KitchenCraft®	Owned	Kitchenware
Pfaltzgraff®	Owned	Kitchenware, Tableware and Home Solutions
BUILT NY®	Owned	Home Solutions
Rabbit®	Owned	Kitchenware
Kamenstein®	Owned	Kitchenware
MasterClass®	Owned	Kitchenware

(1)

The Company has a royalty free license to utilize the Farberware® brand, primarily for its kitchenware products, for a term that expires in 2195, subject to earlier termination under certain circumstances.

With the exception of the Company’s sterling silver products, the Company sources almost all of its products from suppliers located outside the United States, primarily in China. The Company manufactures its sterling silver products at a leased facility in San Germán, Puerto Rico and fills canisters with spices and assembles spice racks at its owned Winchendon, Massachusetts distribution facility.

BUSINESS SEGMENTS

The Company has two reportable operating segments, U.S. and International. The U.S. segment includes the domestic operations of the Company’s business that design, market and distribute its products to retailers, distributors and directly to consumers through retail websites. Business operations conducted outside the U.S. are included in the International segment. Prior to December 31, 2018, the U.S. segment was reported as two separate reportable segments, Wholesale and Retail Direct. The Company realigned its operating segments to reflect the changes in how the Company manages its business, reviews operating performance and allocates resources. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.

Additional information regarding the Company’s reportable segments is included in Note L- Business Segments of the Notes to the consolidated financial statements included in Item 15.

CUSTOMERS

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers, food service distributors, home and garden centers, pharmacies, food and beverage outlets and Internet retailers.

The Company’s products are sold globally to a diverse customer base including mass merchants (such as Walmart and Target), specialty stores (such as Bed Bath & Beyond and Dunelm), national chains (such as Williams Sonoma, Sur La Table and Kohl’s), department stores (such as Macy’s, Belk and John Lewis), warehouse clubs (such as Costco, Sam’s Club and BJs), supermarkets (such as Publix, Kroger, HEB, Meijer, Winn-Dixie, Tesco, Waitrose and Sainsbury’s), off-price retailers (such as TJX Companies, Ross Stores and Big Lots), food service distributors (such as US Foods, Clark Food Service and Jetro), home and garden centers (such as TrueValue, ACE Hardware Stores and Wyevale), pharmacies (such as Walgreens), food and beverage outlets (such as Starbucks) and Internet retailers (such as Amazon). The Company also does business with independent retailers, including through business-to-business Internet sites aimed at independent retailers.

The Company also operates its own consumer Internet sites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly.

During the years ended December 31, 2018, 2017 and 2016, Wal-Mart Stores, Inc., including Sam’s Club and Asda Superstore, (“Walmart”), accounted for 14%, 15%, and 16% of consolidated net sales, respectively. During the year ended December 31, 2016, Costco Wholesale Corporation, (“Costco”), accounted for 10% of consolidated net sales. No other customer accounted for 10% or more of the Company’s net sales during these periods.

DISTRIBUTION

The Company sells its products directly to retailers and, to a lesser extent, to distributors. The Company also sells a limited quantity of the Company’s products to individual consumers and smaller retailers through its own Internet sites. The Company operates distribution centers at the following locations:

Size
Location	(square feet)
Rialto, California	703,000
Robbinsville, New Jersey	700,000
Birmingham, England (1)	183,000
Winchendon, Massachusetts	175,000
Corby, England (1)	143,000
Las Cruces, New Mexico	24,000
Medford, Massachusetts	5,590

(1)

In 2019, the Company will consolidate its Birmingham, England and Corby, England distribution centers. The Company’s International segment will be operated out of one distribution center in Aston, England, which will be approximately 228,000 square feet.

SALES AND MARKETING

The Company’s sales and marketing staff coordinates directly with its wholesale customers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed many promotional programs for use in the ordinary course of business to promote sales throughout the year.

The Company’s sales and marketing efforts are supported from its principal offices and showroom in Garden City, New York, as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; Issaquah, Washington; Pawtucket, Rhode Island; Menomonee Falls, Wisconsin; Birmingham, England; Corby, England and Hong Kong.

The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and/or packaging for their stores.

DESIGN AND INNOVATION

At the heart of the Company is a culture of innovation and new product development. The Company’s global in-house design and development teams currently consist of approximately 110 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.

SOURCES OF SUPPLY

The Company sources its products from hundreds of suppliers, almost all of which are located outside the United States (other than the suppliers for the Company’s sterling silver products). Most of the Company’s suppliers are located in China. The Company also sources products from suppliers in Hong Kong, Vietnam, the United States, Taiwan, India, Slovakia, Malaysia, the U.K., Indonesia, Czech Republic, Thailand, American Samoa, Mexico, Portugal, Japan, Italy, France, Poland, South Korea, Slovenia, Canada, Sweden, Turkey, Netherlands, Australia, Denmark, Israel, Belgium, Germany and the Philippines. The Company orders products substantially in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.

MANUFACTURING

The Company manufactures its sterling silver products at its leased manufacturing facility in San Germán, Puerto Rico and fills jars and other containers with spices and assembles spice racks at the Company’s owned Winchendon, Massachusetts distribution facility. The Company contracts with third parties to manufacture all of its other products.

COMPETITION

The markets for kitchenware, tableware and other products used in the home including home décor products are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products are innovative products, brand, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability and selling price.

PATENTS AND LICENSES

The Company owns approximately 750 design and utility patents. The Company does not believe that the expiration of any of its patents would have a material adverse effect on either of the Company’s segments.

The Company holds certain rights to use the Farberware brand for kitchen tools and gadgets, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The Company also holds a license to use the KitchenAid brand subject to a license agreement that will expire in December 2021. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time.

BACKLOG

Backlog is not material to the Company’s business, because actual confirmed orders from the Company’s customers are typically received within close proximity to the required shipment dates.

EMPLOYEES

At December 31, 2018, the Company had a total of approximately 1,500 full-time employees, of whom 200 were located in Asia, 300 were located in Europe and 1,000 were located in the United States. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law.

REGULATORY MATTERS

The Company and its affiliates are subject to significant regulation by various governmental, regulatory and other administrative authorities.

As a manufacturer and distributor of consumer products, the Company is subject to the Consumer Products Safety Act in the United States and the Consumer Protection Act in the U.K. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which the Company or its subsidiaries and affiliates sell products.

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

The Company is subject to risks and uncertainties associated with economic and political conditions around the world, including but not limited to, foreign government regulations, taxes including value-added taxes, import and export duties/tariffs and quotas, anti-dumping regulations, incidents and fears involving security, terrorism and wars, political unrest and other restrictions on trade and travel.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2018, net sales in the third and fourth quarters accounted for 62% of total annual net sales. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

GEOGRAPHIC INFORMATION

Geographic information concerning the Company’s revenues and long-lived assets is contained in Note B- Revenue and Note L- Business Segments of the Notes to the consolidated financial statements included in Item 15 of this Annual Report.

RESTRUCTURING

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the year ended December 31, 2018 the Company incurred $2.1 million of Filament restructuring charges, primarily related to severance, of which $1.4 million is accrued at December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company incurred $0.2 million and $1.0 million, respectively, of restructuring expense, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations. The Company will combine its physical locations in the U.K. in 2019 and expects to incur approximately $1.5 million of restructuring and integration charges in 2019. At December 31, 2018, $0.2 million of restructuring charges related to the European restructuring plan were accrued.

During the year ended December 31, 2016 the Company recorded $2.4 million of restructuring expense related to its review of the U.S. segment, which included the realignment of product categories and implementation of cost reduction initiatives.

Item 1A. Risk Factors

The Company’s businesses, operations, liquidity and financial condition are subject to various risks. The Company’s business, financial condition or results of operation could be significantly affected by the risks below or additional risks not presently known to the Company or by risks that the Company presently deems immaterial, such as changes in the economy, disruptions due to terrorist activity or manmade or natural disasters, or changes in law or accounting standards. The risks and uncertainties described below are those that the Company considers material.

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

•	the impact of natural disasters, conflicts and terrorist activities;

•	unfavorable economic conditions in the United States, the U.K., continental Europe, Asia and elsewhere; and

•	unstable economic and political conditions, lack of legal regulation enforcement, civil unrest and political activism, particularly in Asia.

The occurrence of negative events related to any of the foregoing may adversely impact the Company’s results of operations and financial condition.

The Company’s U.K. operations and sales may be materially adversely affected by the exit of the U.K. from the European Union.

The referendum held in the U.K. on June 23, 2016 resulted in a determination that the U.K. should exit the European Union. Such an exit from the European Union would be unprecedented and it is unclear what impact this would have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. Net sales attributable to U.K. domiciled businesses were $92.6 million for the year ended December 31, 2018, and represent approximately 13% of the Company’s consolidated net sales for the period.

Significant uncertainty remains regarding the U.K.’s exit from the European Union. The uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact the U.K. economy, customers and investor confidence. Such uncertainty may contribute to additional market volatility, including volatility in the value of the U.K. pound and European euro, and may adversely affect the Company’s businesses, results of operations, and financial condition.

The Company’s business may be materially adversely affected by the imposition of tariffs and other trade policies implemented by the U.S. and other governments.

Recently, the U.S. government has announced and, in some cases, implemented additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for these imported goods and materials and may limit the amount of these goods and materials that may be imported into the U.S.

A majority of the Company’s products are sourced from vendors in China, and in 2018 tariffs were imposed by the United States Trade Representative on certain finished products imported by the Company into the U.S. from China. The tariffs have been implemented in multiple phases, with effective dates of July and August 2018, for a 25% tariff on certain products, and with an effective date of September 2018 for a 10% tariff on certain other products, which may increase to 25%. In response to the tariffs, the Company may seek to increase prices to its customers, which may diminish demand for its products. Additionally, if the Company is unable to increase prices, this may result in the lowering of the gross margin that the Company realizes from the sale of its products. The results of either eventuality could adversely affect the Company’s results of operations and financial condition. Moreover, the imposition of further policies restrictive on trade by the U.S. government, or the imposition of retaliatory policies or tariffs by other governments, may adversely affect the Company’s results of operations and financial condition.

Liquidity and financial risks

The Company has substantial indebtedness and the highly seasonal nature of the Company’s business impacts its borrowing needs.

The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. As of December 31, 2018, the Company had $315.0 million of consolidated debt, including $42.1 million under its senior secured asset-based revolving credit facility (the “ABL Agreement”) and $272.9 million outstanding under a senior secured term loan credit facility (the “Term Loan” and, collectively with the ABL Agreement, the “Debt Agreements”). The ABL Agreement provides for, among other things, a maximum aggregate principal amount of $150.0 million and will mature on March 2, 2023. The Term Loan will be repaid in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the Term Loan, which payments commenced June 30, 2018. At December 31, 2018, borrowings under the Debt Agreements represented approximately 44.5% of total capital (indebtedness plus stockholders’ equity). The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined.

The Company utilized the proceeds of borrowings under the Debt Agreements (i) to repay in full all existing indebtedness for borrowed money under its former credit agreement and (ii) to finance, in part, the acquisition of Filament, the refinancing of certain indebtedness of Filament and its subsidiaries, and the payment of fees and expenses in connection with the foregoing. The Company may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, its indebtedness. In addition, the Company’s business is seasonal with a significant amount of its revenue realized during the latter portion of the year. Therefore, the Company’s borrowing needs fluctuate widely based upon its seasonal working capital requirements.

The Company’s leverage and the effects of seasonal fluctuations in its cash flow, borrowing requirements and ability to borrow could have significant negative consequences on the Company’s financial condition and results of operations, including:

•

impairing the Company’s ability to meet the financial covenants, if and when applicable, contained in the ABL Agreement or to generate cash sufficient to pay interest or principal due under its Debt Agreements, which could result in an acceleration of some or all of the Company’s outstanding debt;

•

limiting the Company’s ability to borrow money, dispose of assets or sell equity to fund the Company’s working capital, capital expenditures, dividend payments, debt service, strategic initiatives or for other obligations or purposes;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, its operations or business;

•	making the Company more highly leveraged than some of its competitors, which may place the Company at a competitive disadvantage;

•	making the Company more vulnerable to downturns in the economy or its business;

•	requiring a substantial portion of the Company’s cash flow from operations to make interest payments;

•	making it more difficult for the Company to satisfy other obligations;

•	risking credit rating downgrades of the Company, which could increase future debt costs and limit the future availability of debt financing; and

•	preventing the Company from borrowing additional funds as needed or taking advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.

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

The Company’s failure to meet certain covenants or comply with other requirements of its Debt Agreements may materially and adversely affect the Company’s assets, financial position and cash flows.

The ABL Agreement, under certain circumstances, requires the Company to maintain a certain fixed charge coverage ratio. As a result of this and other covenants within the Debt Agreements, the Company may be limited in its ability to incur additional debt, make investments or undertake certain other business activities. These requirements could limit the Company’s ability to obtain future financing and may prevent the Company from taking advantage of attractive business opportunities. The Company’s ability to meet the covenants or requirements in its Debt Agreements may be affected by events beyond the Company’s control, and the Company may not be able to satisfy such covenants and requirements. A breach of these covenants or the Company’s inability to comply with the restrictions could result in an event of default under the Debt Agreements, which in turn could result in an event of default under the terms of the Company’s other indebtedness. Upon the occurrence of an event of default under the Company’s Debt Agreements, after the expiration of any grace periods, the Company’s lenders could elect to declare all amounts outstanding under the Company’s debt arrangements, together with accrued interest, to be immediately due and payable. If this happens, the Company cannot assure that its assets would be sufficient to repay in full the amounts due under the Debt Agreements or the Company’s other indebtedness.

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

The Company’s inability to complete future acquisitions or strategic alliances and/or integrate acquired businesses could have a material adverse effect on the Company’s business and results of operations.

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

Additionally, the Company may not be able to successfully integrate the business of Filament or future acquired businesses into its existing business without substantial costs, delays or other operational or financial difficulties. Potential difficulties the Company may encounter as part of the integration process include the following:

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

•

challenges effectuating the Company’s diversification strategy, including challenges achieving revenue growth from sales of each company’s products and services to the clients and customers of the other company;

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

It is possible that the integration process could result in diversion of the attention of each company’s management, which could adversely affect each company’s ability to maintain relationships with customers, clients, employees, and other constituencies or the Company’s ability to achieve the anticipated benefits of the acquisition, or could reduce each company’s operating results or otherwise adversely affect the Company’s business and financial results.

Foreign exchange variability and currency controls could materially adversely affect the Company’s operating results and financial condition.

The Company’s functional currency is the U.S. dollar. Changes in the relation of foreign currencies to the U.S. dollar will affect the Company’s sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States. The Company, especially its foreign subsidiaries and affiliates, transacts business in currencies other than the U.S. dollar, primarily U.K. pounds, and to a lesser degree, Chinese renminbi, Euros, Hong Kong dollars, Mexican peso and Canadian dollars. Such transactions affect the Company’s operating results and financial condition. Foreign operations expose the Company to foreign currency fluctuations, for both transactions and financial reporting translation purposes. In the consolidated financial statements, local currency financial results are translated into U.S. dollars based on the exchange rates prevailing during the reporting periods. During times of a strengthening U.S. dollar, the reported revenues and earnings of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. As described below, during times of a weakening U.S. dollar, the Company’s costs related to the supplies and inventory it sources internationally will increase.

The vast majority of the Company’s inventory is purchased from Chinese suppliers in U.S. dollars, including inventory purchased by the Company’s international operations. As a result, the gross margin from international operations is subject to volatility from movements in exchange rates, which could have an adverse effect on the financial condition and results of operations and profitability from international operations. The Company has entered into foreign exchange derivative contracts to hedge the volatility of exchange rates related to a portion of its international inventory purchases. The Company cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. If the Chinese renminbi should appreciate against the U.S. dollar, the costs of the Company’s products will likely rise over time because of the impact the strengthening renminbi will have on the Company’s cost of sales, and the Company may not be able to pass on these price increases to its customers. The Company is also subject to the risks of currency controls and devaluations. Currency controls may limit the Company’s ability to convert currencies into U.S. dollars or other currencies, as needed, to pay dividends or make other payments from funds held by subsidiaries in countries imposing such controls, which could adversely affect the Company’s liquidity.

If the Company expands its international operations, it will be subject to increased foreign exchange variability which could have a material adverse effect on the Company’s results of operations.

The Company’s business requires it to maintain large fixed costs that can affect its profitability.

The Company’s business requires it to maintain large distribution facilities in its key markets, which represent high fixed rental costs relating to its leased facilities. In addition, significant portions of the Company’s selling, general and administrative expenses, including leased showrooms, are fixed, as they neither increase nor decrease proportionally with sales. Furthermore, the Company’s gross margins depend, in part, on its ability to spread sourcing costs, of which a significant portion are fixed, over its products sold. Decreased demand or the need to reduce inventories can lower the Company’s ability to absorb certain sourcing costs and adversely affect its results of operations. This is exacerbated by the high degree of seasonality impacting the Company, which results in lower demand during the first two quarters of the year, while many of the operating costs remain fixed, which further affects profitability.

Cost reduction efforts may not be successful and restructuring benefits may not be realized.

In order to operate more efficiently and control costs, the Company may announce restructuring plans from time to time, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense savings. The implementation of restructuring plans could be disruptive to the Company’s operations, result in higher than anticipated charges and otherwise adversely affect the Company’s results of operations and financial condition. In addition, the Company’s ability to complete restructuring plans and achieve the anticipated benefits from a plan is subject to estimates and assumptions and may vary materially from the Company’s expectations, including as a result of factors that are beyond the Company’s control. Furthermore, following completion of a restructuring plan, the business may not be more efficient or effective than prior to implementation of the plan.

If the Company’s goodwill or other long-term assets become impaired, the Company will be required to record impairment charges, which may be significant.

A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and fixed assets. At December 31, 2018, goodwill, net of impairment totaled $91.7 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently when events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or comparable market sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions and/or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, further corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that the Company expects. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. If future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.

In 2018, the Company’s European tableware business experienced a decline in operating performance and management reduced its expectations for future cash flows. The Company performed an interim impairment assessment in the third quarter of 2018, which resulted in a $2.2 million non-cash goodwill impairment charge. Events and circumstances indicated that $22.9 million of assets of the European tableware reporting unit might be impaired; however, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.

As of October 1, 2018, the excess of fair value of the European kitchenware reporting unit, which carries goodwill of $10.0 million, was approximately 7% over its carrying value. Management’s projections used to estimate the cash flows include increasing net sales and operational improvements expected as a result of the consolidation of locations in the U.K. As a result of the European restructuring plan, the European kitchenware and tableware reporting units were combined into one reporting unit as of January 1, 2019. Changes in any of the significant assumptions, including the identified restructuring activities, used in the valuation of the reporting unit could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

As of October 1, 2018, the fair value of the U.S. reporting unit, which carries goodwill of approximately $81.6 million was approximately 9% over its carrying value. Management’s projections used to estimate fair value included increasing net sales and the realizations of the savings expected from the Company’s acquisition of Filament. Changes in any of the significant assumptions used in the valuation of the reporting unit could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

The Company’s acquisition of Filament was accounted for as a business combination using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, which established a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value as of March 2, 2018. The long-term assets acquired consist of goodwill and other identifiable intangible assets, including trade names. If the future operating performance of Filament does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.

The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting units being less than the carrying value.

The recognition of an impairment of the Company’s goodwill or any of the Company’s assets would negatively affect the Company’s results of operations and total capitalization, the effect of which could be material.

The Company’s projections of product demand, sales and net income are highly subjective in nature and the Company’s future sales and net income could vary materially from the Company’s projections.

From time to time, the Company may provide projections to its stockholders, lenders, the investment community, and other stakeholders of the Company’s future sales and net income. Since the Company does not have long-term purchase commitments from customers and the customer order and shipment process is very short, it is difficult for the Company to accurately predict the demand for many of its products, or the amount and timing of the Company’s future sales and related net income. The Company’s projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant. These projections are highly subjective since sales can fluctuate substantially based on the demands of retail customers and due to other risks described in this Annual Report. Additionally, changes in retailer inventory management strategies could make the Company’s inventory management more difficult. Because the Company’s ability to forecast product demand and the timing of related sales requires significant subjective input, future sales and net income could vary materially from the Company’s projections.

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

The Company does not expect that its disclosure controls or the Company’s internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls are revised, as necessary, due to changes in conditions or deterioration in the degree of compliance with policies or procedures. Based on the material weakness in internal control over financial reporting relating to the Filament business combination that is disclosed in Management’s Report on Internal Control over Financial Reporting, the Company has revised its controls relating to the review of the valuation of intangible assets acquired in business combinations. If in the future the Company’s controls become inadequate, it could fail to meet its financial reporting obligations, its reputation may be adversely affected, its business and operating results could be harmed, and the market price of its stock could decline.

Customer risks

The Company faces intense competition from other companies worldwide and if the Company is unable to compete successfully, the Company’s business, results of operations and financial condition could be materially and adversely affected.

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

The Company’s wholesale customers include mass merchants, specialty stores, national chains, department stores, warehouse clubs, supermarkets, off-price retailers and Internet retailers. Unanticipated changes in purchasing and other practices by the Company’s customers, including a customer’s pricing and payment terms, inventory destocking, limitations on shelf space, more extensive packaging requirements, changes in order quantities, use of private label brands and other practices, could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. While the Company generally orders products substantially in advance of the anticipated time of their sale by the Company, this trend may require the Company to shorten its lead time for production in certain cases and more closely anticipate demand, which may require the Company to carry additional inventories. The Company’s annual earnings and cash flows also depend to a great extent on the results of operations in the latter half of the year due to the seasonality of its sales. The Company’s success and sales growth is also dependent on its evaluation of consumer preferences and changing trends.

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

In 2018, Walmart accounted for approximately 14% of the Company’s consolidated net sales, and the Company’s top ten customers accounted for approximately 56% of the Company’s consolidated net sales. A material reduction in sales to Walmart or other top customers in the aggregate, could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by such customers that would cause the Company to materially reduce the price of its products could result in reduced operating margin. Any significant changes or financial difficulties that affect these customers, such as reduced sales by such customers (whether for reasons that affect a particular customer or the retail industry in general) may also result in reduced demand for the Company’s products. The Company would also be subject to increased credit risk with respect to such customers. In particular, the concentration of the Company’s business with Walmart extends to its international business, including in China, as well as through Vasconia in Mexico and the Company’s strategic alliance in Canada, due to the market presence of Walmart in these foreign countries. Any changes in purchasing practices or decline in the financial condition, of Walmart or other large customers may have a material adverse impact on the business, results of operations and financial condition of the Company.

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

The Company’s customers could carry products that directly compete with the Company’s products for retail space and consumer purchases. There is a risk that these customers could give higher priority to products of, or form alliances with, the Company’s competitors. The failure of customers to provide the Company’s products with similar or better levels of promotional support and retail space as competitors receive could have a material adverse effect on the Company’s business, results of operations and financial condition.

The rapidly changing retail environment could result in the loss of, or a material reduction in, sales to the Company’s brick-and-mortar customers, which could materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

If the Company is unable to effectively manage Filament’s and the Company’s existing Internet business, its reputation and operating results may be harmed.

The success of Filament’s and the Company’s Internet business depends, in part, on factors over which the Company may have limited control. The Company must successfully respond to changing consumer preferences and buying trends relating to Internet usage. The Company is also vulnerable to certain additional risks and uncertainties associated with the Internet, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as the Company upgrades its website software; computer viruses; changes in applicable federal and state regulations; security breaches; data breaches; and consumer privacy concerns. In addition, the Company must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools such as paid search, which may increase its costs and which may not succeed in increasing sales or attracting customers. The Company’s failure to successfully respond to these risks and uncertainties might adversely affect the sales in its Internet business, as well as damage the Company’s reputation and brands.

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

The Company sources its products from suppliers located principally in Asia, Europe and the United States. The Company’s vendors in Asia, from whom a substantial majority of the Company’s products are sourced, are located primarily in China, which subjects the Company to various risks within the region including regulatory, political, economic and foreign currency changes. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China, where labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and labor in China may not continue to be available to the Company at costs consistent with historical levels. Changes in labor or other laws may be enacted, in China or in other countries in which the Company does business, which could have a material adverse effect on the Company’s operations and/or those of the Company’s suppliers. Changes in currency exchange rates might negatively affect the Company and its overseas vendors’ profitability and business prospects. The Company does not have access to its vendors’ financial information and the Company is unable to assess its vendors’ financial condition, including their liquidity. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.

The Company’s international trade subjects it to transportation risks.

The Company imports its products for delivery to its distribution centers, as well as arranges for its customers to import goods to which title has passed overseas or at a port of entry. For purchases that are to be delivered to its distribution centers, the Company arranges for transportation, primarily by sea, from ports in Asia and Europe to ports in the United States, principally New York/Newark/Elizabeth and Los Angeles/Long Beach, and in the U.K., principally Felixstowe. Accordingly, the Company is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, fuel shortages, the availability of ships, increased security restrictions, work stoppages, weather disruptions and carriers’ ability to provide delivery services to meet the Company’s shipping needs. Transportation disruptions and increased transportation costs could materially adversely affect the Company’s business, results of operations and financial condition.

The Company depends on third-party manufacturers to produce the majority of its products, which presents quality control risks to the Company.

With the exception of the Company’s sterling silver products, the Company sources almost all of its products from suppliers located outside the United States, primarily in China, which restricts the Company’s ability to monitor and control their manufacture of the Company’s goods.

Although the Company has agreements with its third party manufacturers regarding quality standards and regularly audits the facilities of its manufacturers through its quality control program, the third party manufacturers may not continue to meet the Company’s quality standards, social standards regarding its workforce that are expected in the United States or legislation and regulations that apply to the products the Company contracts to manufacture. Failure by the Company’s manufacturers to meet these standards could, in turn, increase order cancellations, returns and price concessions and decrease customer demand for the Company’s products. Non-compliance with the Company’s product standards, regulatory requirements or product recall (or other regulatory actions) could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2018, sales of licensed brands accounted for approximately 30% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.

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

Sales of KitchenAid branded products, to a lesser extent, also represent a material portion of the Company’s sales. The Company’s license to use the KitchenAid brand is subject to a license agreement that has a three-year term that will expire in December 2021. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time. Although it expects to be able to renew its current KitchenAid license prior to its expiration, there is no assurance that the Company will be able to do so on reasonable terms, or at all, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

In addition to registered intellectual property, the Company relies on know-how and other proprietary information in operating its business. If this information is not adequately protected, then it may be disclosed or used in an unauthorized manner. To the extent that consultants, vendors, key employees or other third parties apply technology independently developed by them or by others to the Company’s proposed products in the absence of a valid license or suitable non-disclosure or assignment of inventions provisions, disputes may arise as to the ownership of or rights to use such technology, which may not be resolved in the Company’s favor. If other parties breach confidentiality or other agreements, or if the Company’s registered intellectual property is not protected in the U.S. or foreign jurisdictions, this could harm the Company by enabling the Company’s competitors and other entities, who may have greater experience and financial resources, to copy or use the Company’s proprietary information in the advancement of their products, methods or technologies.

The Company’s brands are subject to reputational risks and damage to the Company’s brands or reputation could adversely affect its business.

The Company’s brands and its reputation are among its most important assets. The Company’s ability to attract and retain customers depends, in part, upon external perceptions of the Company, the quality of its products and its corporate and management integrity. The consumer goods industry is by its nature more prone to reputational risks than other industries. This has been compounded in recent years by the free flow of unverified information on the Internet and, in particular, on social media. Damage to the Company’s brands or reputation or negative publicity or perceptions about the Company could adversely affect its business.

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

The Company conducts business outside of the United States through subsidiaries, affiliates and joint ventures. These entities have operations and assets in the U.K., Mexico, Canada, China and Hong Kong. Therefore, the Company is subject to increases and decreases in its investments in these entities resulting from the impact of fluctuations in foreign currency exchange rates. These entities also bear risks similar to those risks faced by the Company. However, there are specific additional risks related to these organizations, such as the failure of the Company’s partners or other investors to meet their obligations and higher credit and liquidity risks related to thinly capitalized entities. Failure of these entities or the Company’s vendors to adhere to required regulatory or other standards, including social compliance standards, could materially and adversely impact the Company’s reputation and business.

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

Any significant violations of regulations or the occurrence of the events listed above could result in civil or criminal sanctions or the loss of export or other licenses, which could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s organizational structure may limit its ability to transfer funds between countries, particularly into and out of the United States, without incurring adverse tax consequences. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

On June 21, 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. et al, (the “Wayfair Decision”), a case that challenged existing law under which online retailers are not required to collect sales tax unless they have a physical presence in the buyer’s state. The Wayfair Decision established that a state may enforce or adopt laws requiring online retailers to collect and remit sales tax if there is a substantial nexus between the online retailer’s activity and the state, even if the retailer has no physical presence within the taxing state. If additional states enact and enforce laws requiring the Company to start calculating, collecting and remitting sales taxes in those states, the Company could incur substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state internet retailers could also create additional administrative burdens on the Company. This decision and the enactment and enforcement of laws resulting from this decision could also impact where the Company is required to file state income taxes. As a result, the Company’s effective income tax rate, the cost of the Company’s e-commerce business, and the growth of its e-commerce business, could be materially adversely effected by the Wayfair Decision and other new laws or regulations governing the internet and e-commerce. This potential negative impact on the Company’s e-commerce business could have a material adverse effect on the Company’s overall business, results of operations and financial condition.

A failure in or compromise of the Company’s operating systems or infrastructure or those of third parties could disrupt the Company’s business and cause losses.

The Company relies on many information technology systems for the operation of its principal business functions, including, but not limited to, the Company’s enterprise resource planning, warehouse management, inventory forecast and ordering and call center systems. In the case of the Company’s inventory forecast and ordering system, most of the Company’s orders are received directly through electronic connections with the Company’s largest customers. Additionally, the success of certain product categories in a competitive marketplace is dependent upon the creation and launch of new, innovative products. Accordingly, to keep pace within a competitive retail environment, the Company uses and will continue to evaluate new technologies to improve the efficiency of designing new innovative products. The failure or compromise of any of these systems or technologies could have a material adverse effect on the Company’s business and results of operations.

The Company is subject to cyber security risks and may incur increasing costs in efforts to minimize those risks and to comply with regulatory standards.

The Company employs information technology systems and operates websites which allow for the secure storage and transmission of proprietary or confidential information regarding the Company’s customers, employees and others, including credit card information and personal identification information. The Company has made significant efforts to secure its computer network to mitigate the risk of possible cyber-attacks, including, but not limited to, data breaches, and is continuously working to upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. Despite these efforts security of the Company’s computer networks could be compromised which could impact operations and confidential information could be misappropriated, which could lead to negative publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third- parties for damages, which could adversely impact profits.

Additionally, the Company must comply with increasingly complex and rigorous regulatory standards enacted to protect businesses and personal data, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act. GDPR is a comprehensive European Union privacy and data protection reform, effective in 2018, which applies to companies that are organized in the European Union or otherwise provide services to consumers who reside in the European Union, and imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. The California Consumer Privacy Act creates new data privacy rights, effective in 2020. Any failure to comply with GDPR, the California Consumer Privacy Act, or other regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to the Company’s reputation and credibility, and could have a material adverse effect on the Company’s business and results of operations.

The Company sells consumer products which involve an inherent risk of product liability claims.

The marketing of certain of the Company’s consumer products involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by the Office of Fair Trading in the U.K., by other regulatory authorities or through private causes of action. The Company has in the past, and may have in the future, recalls (both voluntary and involuntary) of its products. Any defects in products the Company markets could harm the Company’s reputation, adversely affect its relationship with its customers and decrease market acceptance of the Company’s products and the strength of the brand names under which the Company markets such products. Potential product liability claims may exceed the amount of the Company’s insurance coverage (which is subject to self-insured retention amounts) and could materially damage the Company’s business and its financial condition. Additionally, the Company’s product standards could be impacted by new or revised environmental rules and regulations or other social initiatives.

The Company may incur material costs due to environmental liabilities which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. The EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion, such as sealing the floors of the building and conducting periodic air monitoring to address potential exposure.

On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit (a discrete action towards addressing problems at the Site), electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA has and will continue to conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner.

In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

Accordingly, based on the above uncertainties and variables, it is not possible at this time for the Company to estimate its share of liability, if any, related to this matter. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material. In addition, previously unknown contamination of property underlying or in the vicinity of the Company’s manufacturing facility or other properties that are currently or have formerly been owned, operated or used by the Company is discovered, the Company could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s executives and other key employees are critical to the Company’s success. The loss of and/or failure to attract and maintain its highly skilled employees could adversely affect the Company’s business.

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

Uncertainties associated with the acquisition of Filament may cause a loss of management personnel and other key employees of Filament or the Company which could adversely affect the Company’s future business and operations following the acquisition.

The Company’s success after the acquisition of Filament will depend in part upon its ability to retain key management personnel and other key employees of Filament or the Company. Current and prospective employees of Filament and the Company may experience uncertainty about their roles within the Company following the acquisition or other concerns regarding the Company’s operations following the acquisition, any of which may have an adverse effect on the Company’s ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the Company will be able to attract or retain key management personnel and other key employees following the acquisition to the same extent that the Company has previously been able to attract or retain such employees.

As a result of the Company’s acquisition of Filament, Taylor Parent has significant influence over the Company and its interests may conflict with the Company’s or its stockholders in the future.

As a result of the issuance of common stock to Taylor Parent, Taylor Parent has significant influence over the Company. Going forward, Taylor Parent’s degree of control will depend on, among other things, its level of ownership of the Company’s common stock and its ability to exercise certain rights under the terms of the Stockholders Agreement that the Company entered into with Taylor Parent in connection with the acquisition and merger agreement.

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

Item  1B. Unresolved Staff Comments

None

Item 2. Properties

The following table lists the principal properties at which the Company operated its business at December 31, 2018:

Location	Description	Size (square feet)	Owned/
			Leased
Rialto, California (1)	West Coast warehouse and distribution facility	703,000	Leased
Robbinsville, New Jersey(1)	Principal East Coast warehouse and distribution facility	700,000	Leased
Birmingham, England (2)	Offices, showroom, warehouse and distribution facilities	204,000	Leased
Winchendon, Massachusetts(1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Corby, England (2)	Offices, showroom, warehouse and distribution facility	168,000	Leased
Garden City, New York(3)	Corporate headquarters/main showroom	159,000	Leased
Medford, Massachusetts(1)	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico(1)	Sterling silver manufacturing facility	55,000	Leased
Las Cruces, New Mexico(1)	Offices, warehouse and distribution facilities	33,000	Leased
Shanghai, China(3)	Offices	22,000	Leased
Oak Brook, Illinois(1)	Offices	18,000	Leased
Guangzhou, China(3)	Offices	18,000	Leased
Seattle, Washington(1)	Offices	17,500	Leased
York, Pennsylvania(1)	Offices	14,000	Leased
New York, New York (1)	Offices and showrooms	12,000	Leased
Atlanta, Georgia(1)	Showrooms	11,000	Leased
Kowloon, Hong Kong(3)	Offices and showroom	7,300	Leased
Bentonville, Arkansas(1)	Offices and showroom	7,000	Leased
Newtown, Pennsylvania (1)	Offices	5,900	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin(1)	Showroom	4,000	Leased

(1)	Location primarily used by the U.S. segment.
(2)

Location used by the International segment. In 2019, the Company will consolidate its Birmingham, England and Corby, England locations. The Company’s International segment will be operated out of one leased location in Aston, England, which will be approximately 228,000 square feet.

(3)	Location used by all segments.

Item 3. Legal Proceedings

WSPR, a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the PRIDCO. In March 2008, the EPA announced that the Site had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the CERCLA. In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. The EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion, such as sealing the floors of the building and conducting periodic air monitoring to address potential exposure.

On August 13, 2015, the EPA released its RI/FS for the Site. On December 11, 2015, the EPA issued the ROD for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes SVE to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA has and will continue to conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner.

In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

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

At December 31, 2018, the Company estimates that there were approximately 2,200 record holders of the Company’s common stock.

The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2018.

The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

PERFORMANCE GRAPH

The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index, the Company’s peer group and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	Peer Group	NASDAQ Market Index
12/31/2013	$100.00	$100.00	$100.00	$100.00
12/31/2014	$110.37	$121.07	$87.53	$114.75
12/31/2015	$85.99	$138.07	$77.87	$122.74
12/31/2016	$116.43	$142.38	$72.72	$133.62
12/31/2017	$109.19	$100.11	$87.05	$173.22
12/31/2018	$67.28	$62.43	$87.48	$168.30

(1)

The graph assumes $100 was invested as of the close of trading on December 31, 2013 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2014, 2015, 2016, 2017 and 2018. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation by reference language in such filing. A list of the companies included in the Company’s Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company. Peer issuers included in the peer group identified include, Acushnet Holdings Corp., Callaway Golf Co., Crocs, Inc., Delta Apparel, Inc., Hamilton Beach Brands Holding Co., Helen of Troy Ltd., JAKKS Pacific, Inc., Lands’ End, Inc., Libbey, Inc., Movado Group, Inc., Oxford Industries, Inc., The Buckle, Inc. and Tupperware Brands Corp.

The table below sets forth information regarding issuer purchases of equity securities:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
December 1- December 31, 2018	1,770	$10.03	—	$6,771,467

(1)

The repurchased shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan which allows participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of the Company’s stock compensation plans.

(2)

On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended December 31, 2018.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data at December 31, 2016, 2015 and 2014 have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and Notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2018	2017	2016	2015	2014
		(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1)
Net sales	$704,542	$579,476	$592,619	$587,670	$586,010
Cost of sales	448,785	364,319	375,719	373,284	373,129
Distribution expenses (2)	69,716	58,050	57,006	54,815	54,202
Selling, general and administrative expenses (3)	162,933	140,903	130,397	134,903	133,786
Intangible asset impairment	2,205	—	—	—	3,384
Restructuring expenses	2,324	1,024	2,420	437	125

Income from operations	18,579	15,180	27,077	24,231	21,384
Interest expense	(18,004)	(4,291)	(4,803)	(5,746)	(6,418)
Financing expense	—	—	—	(154)	(758)
Loss on early retirement of debt	(66)	(110)	(272)	—	(346)

Income before income taxes and equity in earnings	509	10,779	22,002	18,331	13,862
Income tax provision	(2,889)	(9,032)	(7,030)	(6,627)	(5,825)
Equity in earnings (losses), net of taxes (4)	660	407	748	574	(6,493)

Net (loss) income	$(1,720)	$2,154	$15,720	$12,278	$1,544

Basic (loss) income per common share	$(0.09)	$0.15	$1.11	$0.89	$0.11

Weighted-average shares outstanding – basic	19,452	14,505	14,174	13,850	13,519

Diluted (loss) income per common share	$(0.09)	$0.14	$1.08	$0.86	$0.11

Weighted-average shares outstanding – diluted	19,452	14,955	14,549	14,266	13,974

Cash dividends declared per common share	$0.17	$0.17	$0.17	$0.16	$0.15

		December 31,
	2018	2017	2016	2015	2014
		(in thousands)
BALANCE SHEET DATA(1)
Current assets	$318,804	$258,423	$256,447	$243,380	$258,117
Current liabilities	84,876	71,515	91,286	91,361	83,869
Working capital	233,928	186,908	165,161	152,019	174,248
Total assets	708,572	401,521	399,854	398,331	421,402
Short-term borrowings	1,253	69	9,456	19,898	10,765
Long-term debt	304,774	94,744	86,201	80,350	127,655
Stockholders’ equity	279,493	210,279	197,728	199,468	188,233

Notes:

(1)	The acquisition of Filament in March 2018 affects the comparability of the periods.
(2)	The 2016 period includes a $1.2 million charge to correct prior years’ depreciation of certain assets within the U.S. segment.
(3)

In 2018, 2015 and 2014, the Company recorded a credit of $1.7 million, a net charge of $0.7 million and a credit of $4.2 million, respectively, related to adjustments to the fair value of certain contingent consideration. The 2018, 2017, 2016 and 2015 periods include the impact of unrealized gains (losses) on foreign currency contracts of $1.9 million, ($2.8) million, $0.7 million and $0.3 million, respectively.

(4)	In 2014, the Company recorded a charge of $6.0 million, net of tax, for a reduction of the fair value of the Company’s investment in GS Internacional S/A.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the Company and Notes thereto set forth in Item 15. This discussion contains forward-looking statements relating to future events and the future performance of the Company based on the Company’s current expectations, assumptions, estimates and projections about it and the Company’s industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this Annual Report including those discussed under “Disclosures regarding Forward-Looking Statements,” under Item 1A “Risk Factors” and under Item 7A “Quantitative and Qualitative Disclosures Regarding Market Risk.” The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, other than as required by law.

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware), and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor). In 2018, Kitchenware products and Tableware products accounted for approximately 82% of the Company’s U.S. net sales and 84% of the Company’s consolidated net sales. In 2017, Kitchenware products and Tableware products accounted for approximately 89% of the Company’s U.S. net sales and 91% of the Company’s consolidated net sales.

The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry including Farberware®, Mikasa®, Taylor®, KitchenAid®, KitchenCraft®, Pfaltzgraff®, Built NY®, Rabbit®, Kamenstein® and MasterClass®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

The Company continually evaluates opportunities to expand the reach of its brands and to invest in other companies, both foreign and domestic, that own or license complementary brands. During 2018, the Company made significant progress in this initiative and in March 2018, pursuant to a merger agreement, the Company completed the acquisition of Taylor Holdco LLC and its subsidiaries (dba Filament Brands, and which the Company refers to as “Filament”). Filament primarily designs, markets and distributes consumer and food service precision measurement products (including kitchen scales, thermometers and timers), bath scales, wine accessories, kitchen tools, hydration products and select outdoor products to major retailers in the United States and Canada and to select distributors throughout Europe and Asia. Filament distributes products under the Taylor, Salter, Springfield, HoMedics, Rabbit, Houdini, Metrokane, Mako, EatSmart, TravelWise, Chef’n, Vibe, d.stil, RBT and private label brand names.

BUSINESS SEGMENTS

The Company has two reportable operating segments, U.S. and International. The U.S. segment includes the domestic operations of the Company’s business that designs, markets and distributes its products to retailers, distributors and direct to consumers through retail websites. Business operations conducted outside the U.S., are included in the International segment. Prior to December 31, 2018, the U.S. segment was reported as two separate reportable segments, Wholesale and Retail Direct. The Company realigned its operating segments to reflect the changes in how the Company manages its business, reviews operating performance and allocates resources. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Vasconia, an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies.

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

The Company recorded equity in earnings of Vasconia, net of taxes, of $887,000, $415,000 and $570,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In February 2012, the Company acquired a 50% stake in Grand Venture Holdings Limited (“Grand Venture”), a joint venture with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment by the Company of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentages. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss in equity in earnings (losses) in the Company’s consolidated statements of operations. Due to continuing operating losses the Company evaluated the carrying value of its investment for other-than temporary impairment under the equity-method of accounting and recorded an impairment charge of approximately $0.2 million during the year ended December 31, 2018.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2018, 2017 and 2016, net sales for the third and fourth quarters accounted for 62%, 60% and 61% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

RECENT DEVELOPMENTS

The U.S. government recently announced and, in some cases, implemented additional tariffs on certain foreign goods, including certain finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for these imported goods and materials and may limit the amount of these goods and materials that may be imported into the U.S. A substantial majority of the Company’s products are sourced from vendors in China.

Tariffs were imposed by the United States Trade Representative on certain finished products imported by the Company into the U.S. from China. The tariffs have been implemented in multiple phases, with effective dates of July and August 2018, for a 25% tariff on certain products, and with an effective date of September 2018 for a 10% tariff on certain other products, which may be increased to 25%. The Company is developing a plan to further mitigate the impact of any additional increase on the price of certain finished goods imported by the Company into the U.S. In response to the tariffs, the Company may seek to increase prices to its customers, which may diminish demand for its products. Additionally, if the Company is unable to increase prices, it may result in the lowering the gross margin that the Company realizes from the sale of its products. The results of either could adversely affect the Company’s results of operations and financial condition.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES

Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This standard assists with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be applied prospectively to acquisitions and has not had an impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new guidance under the modified retrospective approach. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements. The adoption resulted in the recognition of a right of a return asset related to certain product returns by increasing the returns liability; this gross up had no corresponding impact on the consolidated statement of operations.

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

Effective September 30, 2018, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted this standard and the guidance was applied to the Company’s September 30, 2018 interim and October 1, 2018 annual goodwill impairment tests.

Accounting Pronouncements to be Adopted in Future Periods

Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the effect on items within accumulated other comprehensive income (loss) of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon adoption, the Company does not expect to elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The guidance requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on January 1, 2019 using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. The Company’s project team assessed the effect of the adoption of this standard on its accounting policies, business processes, internal controls over financial reporting and related disclosures. Upon adoption, the Company estimates assets and liabilities will increase by approximately $91.0 million and $104.5 million, respectively. Changes in the Company’s lease population or changes in incremental borrowing rates may alter this estimate. The Company does not expect to recognize a material cumulative-effect adjustment to retained earnings upon adoption. The Company will provide expanded disclosures as a result of the guidance upon adoption.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.7	62.9	63.4

Gross margin	36.3	37.1	36.6
Distribution expenses	9.9	10.0	9.6
Selling, general and administrative expenses	23.1	24.3	22.0
Impairment of goodwill	0.3	—	—
Restructuring	0.3	0.2	0.4

Income from operations	2.7	2.6	4.6
Interest expense	(2.6)	(0.7)	(0.8)
Loss on early retirement of debt	—	—	—

Income before income taxes and equity in earnings	0.1	1.9	3.8
Income tax provision	(0.4)	(1.6)	(1.2)
Equity in earnings, net of taxes	0.1	0.1	0.1

Net (loss) income	(0.2)%	0.4%	2.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS

2018 COMPARED TO 2017

As a result of the Company’s realignment of its reportable segments into two categories, U.S. and International, in the fourth quarter of 2018, previous periods presented have been recast to conform to the current period presentation.

Net Sales

Net sales for the year 2018 were $704.5 million, an increase of $125.0 million, or 21.6%, compared to net sales of $579.5 million in 2017. Net sales from Filament for the period from March 2, 2018, the date of the acquisition of Filament, were $128.8 million.

Net sales for the U.S. segment in 2018 were $612.0 million, an increase of $130.3 million, or 27.1%, compared to net sales of $481.7 million in 2017.

Net sales for the U.S. segment’s Kitchenware product category in 2018 were $331.6 million, an increase of $54.9 million, or 19.8%, compared to net sales of $276.7 million in 2017. The increase in the U.S. segment’s Kitchenware product category was primarily attributable to contributions from Filament, and to a lesser extent, an increase in pantryware club program sales and an increase in tools and gadget off price retailer sales. These increase were partially offset by a decline in tools and gadget club sales and a decline in novelty kitchenware sales.

Net sales for the U.S. segment’s Tableware product category in 2018 were $169.7 million, an increase of $16.9 million, or 11.1%, compared to net sales of $152.8 million for 2017. The Tableware product category sales increase was primarily attributable to warehouse club programs and an increase in sales from Fitz and Floyd, which was acquired in August 2017.

Net sales for the U.S. segment’s Home Solutions products category in 2018 were $110.7 million, an increase of $58.6 million, compared to net sales of $52.1 million in 2017. The increase primarily reflects contributions from Filament and an increase in hydration programs. This increase was partially offset by a decline in home décor sales attributable to a customer bankruptcy and a decline in a customer program.

Net sales for the International segment in 2018 were $92.6 million, a decrease of $5.2 million, compared to net sales of $97.8 million for 2017. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2018 average exchange rates to 2017 local currency amounts, net sales decreased approximately 7.9%. The decrease, in constant currency, is due to a decline in private label tableware sales and a decline in kitchenware export and field sales.

Gross margin

Gross margin for 2018 was $255.8 million, or 36.3%, compared to $215.2 million, or 37.1%, for the corresponding period in 2017.

Gross margin for the U.S. segment was $223.5 million, or 36.5%, for 2018 compared to $183.4 million, or 38.1%, for 2017. Gross margin fluctuates from period to period based on a number of factors, including product and customer mix. The decrease in gross margin percentage is attributable to a change in customer and product mix from the Kitchenware and Tableware product categories, partially offset by the impact of Filament.

Gross margin for the International segment was $32.2 million, or 34.8%, for 2018 compared to $31.8 million, or 32.5%, for 2017. The increase in gross margin in the International segment is attributable to the tableware products favorable customer and product mix.

Distribution expenses

Distribution expenses were $69.7 million for the 2018 period as compared to $58.1 million for the 2017 period. Distribution expenses as a percentage of net sales were 9.9% and 10.0% in 2018 and 2017, respectively.

Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.5% in 2018 and 9.8% in 2017. Distribution expenses in 2018 and 2017 include $2.7 million and $0.7 million, respectively, for the Company’s west coast distribution facility relocation which was completed in 2018. Distribution expenses as a percentage of sales shipped from the Company’s warehouses located in the United States for the U.S. segment were 10.4% and 10.8% for 2018 and 2017, respectively. The decrease reflects the addition of Filament, which has less distribution expense as a percentage of net sales than the Company’s historical operations.

Distribution expenses as a percentage of net sales for the International segment were approximately 12.5% and 10.8% for 2018 and 2017, respectively. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the International segment were 13.1% and 12.3% for 2018 and 2017, respectively. The increase reflects an increase in labor and facility expenses, in part, due to an increase in inventory for new branded product portfolio.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses for 2018 were $162.9 million, an increase of $22.0 million, or 15.6%, as compared to $140.9 million for 2017.

SG&A expenses for 2018 for the U.S. segment were $119.1 million, an increase of $22.4 million, or 23.2%, compared to $96.7 million for 2017. The 2018 period reflects an increase related to the Company’s acquisition of Filament, including an increase in intangible amortization expense. The acquisition related increases offset a decrease in employee, office and selling expense due to synergies realized from the acquisition of Filament. As a percentage of net sales, SG&A expenses were 19.5% for 2018 compared to 20.1% for 2017.

SG&A expenses for 2018 for the International segment were $23.6 million, compared to $27.1 million for 2017. The decrease was due in part to unrealized losses on foreign currency contracts of $2.6 million in the prior period, as compared to a net realized and unrealized gain of $150 thousand in the 2018 period. The 2017 period also includes expenses of approximately $0.7 million attributable to the implementation of Systems, Applications and Products (“SAP”), which is software that the Company uses in the management of its business, which were not repeated in 2018. As a percentage of net sales, SG&A expenses decreased to 25.5% for 2018 compared to 27.7% for 2017.

Unallocated corporate expenses for 2018 were $20.2 million compared to $17.2 million for 2017. The increase in the 2018 period was attributable to an increase in professional fees, share based compensation expense and insurance expense partially offset by a decrease in short term incentive compensation expense.

Impairment of goodwill

During the third quarter of 2018 the Company performed an interim impairment assessment of the European tableware reporting unit which resulted in a $2.2 million non-cash goodwill impairment charge. No impairment charges were recorded in the 2017 period.

Restructuring expenses

During 2018, the Company recorded $2.1 million of restructuring expense, primarily for severance, related to the Company’s Filament integration.

During 2018 and 2017, the Company recorded $0.2 million and $1.0 million, respectively, of restructuring expense, primarily for severance, related to the integration of operations in Europe.

Interest expense

Interest expense for 2018 was $18.0 million compared to $4.3 million for 2017. The increase in expense was attributable to the financing obtained in connection with the acquisition of Filament.

Loss on early retirement of debt

In connection with the financing obtained for the acquisition of Filament, the Company wrote-off $0.1 million of the debt issuance costs.

In April 2017, the Company repaid the outstanding balance under its former term loan with JPMorgan Chase Bank, N.A, as administrative agent and co-collateral Agent, and HSBC Bank USA, National Association (“HSBC Bank USA”), as syndication agent and co-collateral Agent (the “Former Term Loan”). In connection therewith, the Company wrote off debt issuance costs of $0.1 million.

Income tax provision

The income tax provision was $2.9 million in 2018 and $9.0 million in 2017. The Company’s effective tax rate for 2018 was 567.6%, compared to 83.8% for 2017. The effective tax rate in 2018 was driven by nondeductible expenses related to the Filament acquisition, impairment of goodwill in the foreign jurisdictions, the increase in liability related to uncertain tax positions, and state taxes. The effective tax rate in 2017 was driven by the reduced deferred tax assets resulting from the application of a lower corporate tax rate under the Tax Act, enacted in December 2017, and the estimated transition tax.

Due to the complexities involved in accounting for the Tax Act, the Company was required to include in its 2017 financial statements the reasonable estimate of the impact of the Tax Act on its earnings to the extent such reasonable estimate had been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance. The Company continued to assess the impact from the Tax Act in 2018 and recorded an adjustment of approximately $0.7 million.

Equity in earnings

The Company’s equity in earnings, net of tax, for 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Equity in earnings of Grupo Vasconia:
Equity earnings, net of tax	$807	$176
Tax benefit (provision) recorded in equity in earnings (1)	—	239
Tax act transition adjustments	80	—

Equity in earnings of Grupo Vasconia	887	415
Impairment of Grand Venture	(227)	(8)

	$660	$407

(1)	Income tax provision related to the valuation allowance for deferred taxes associated with the cumulative foreign currency translation adjustment.

Equity in earnings of Vasconia, net of taxes, was $887,000 in 2018, as compared to $415,000 in 2017. Vasconia reported income from operations for 2018 of $11.4 million, as compared to $10.5 million for 2017 and reported net income of $2.9 million in 2018, compared to $1.2 million in 2017.

Due to the operating losses in the Company’s investment in Grand Venture, the Company evaluated the carrying value of its investment for other-than temporary impairment under the equity method of accounting, and recorded an impairment charge of approximately $0.2 million during the year ended December 31, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS

2017 COMPARED TO 2016

As a result of the Company’s realignment of its reportable segments into two categories, U.S. and International, in the fourth quarter of 2018, previous periods presented have been recast to conform to the current period presentation.

Net Sales

Net sales for the year 2017 were $579.5 million, a decrease of $13.1 million, or 2.2%, compared to net sales of $592.6 million in 2016.

Net sales for the U.S. segment in 2017 were $481.7 million, a decrease of $9.8 million, or 2.0%, compared to net sales of $491.5 million in 2016.

Net sales for the U.S. segment’s Kitchenware product category in 2017 were $276.7 million, a decrease of $10.4 million, or 3.6%, compared to net sales of $287.1 million in 2016. The decrease in the U.S. segment’s Kitchenware product category was attributable to declines in pantryware and cutlery warehouse club sales and a decline in tools and gadget sales due to certain retailer programs not repeating. These declines were partially offset by an increase in bakeware sales and an increase in sales to on-line retailers across all Kitchenware product categories.

Net sales for the U.S. segment’s Tableware product category in 2017 were $152.9 million, a decrease of $3.1 million, or 2.0%, compared to net sales of $156.0 million for 2016. The Tableware product category sales decrease was primarily attributable to a decline in housewares and metals warehouse club programs. These decreases were partially offset by an increase in sales from Fitz and Floyd of approximately $7.0 million.

Net sales for the U.S. segment’s Home Solutions products category in 2017 were $52.1 million, an increase of $3.7 million, or 7.6%, compared to net sales of $48.4 million in 2016. The increase reflects an increase in hydration programs and a new lunch bag program at a warehouse club. This increase was partially offset by a decline in home décor sales attributable to the SKU simplification initiative.

Net sales for the International segment in 2017 were $97.8 million, a decrease of $3.3 million, compared to net sales of $101.1 million for 2016. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2017 average exchange rates to 2016 local currency amounts, net sales increased approximately 0.3%. The increase, in constant currency, is due to an increase in kitchenware sales to on-line retailers and export sales, partially offset by a decline in tableware sales with certain customers.

Gross margin

Gross margin for 2017 was $215.2 million, or 37.1%, compared to $216.9 million, or 36.6%, for the corresponding period in 2016.

Gross margin for the U.S. segment was $183.4 million, or 38.1%, for 2017 compared to $183.2 million, or 37.3%, for 2016. Gross margin fluctuates from period to period based on a number of factors, including product and customer mix. The increase in margin is attributable to changes in customer and product mix in the Kitchenware and Tableware product categories and a reduction in customer allowances. These increases were partially offset by a decrease in gross margin in the Home Solutions product category due to a change in customer mix and an increase in customer allowances.

Gross margin for the International segment was $31.8 million, or 32.5%, for 2017 compared to $33.7 million, or 33.4%, for 2016. The decrease in gross margin in the International segment is the result of a change in customer mix, tableware product lines de-emphasized and higher customer allowances. The decrease in gross margin in the International segment is also the result of the strengthened U.S. dollar against the U.K. pound.

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

Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.8% in 2017 and 9.4% in 2016. Excluding the additional depreciation expense described above, distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.3% in 2016. Excluding the depreciation expense described above, distribution expenses as a percentage of sales shipped from the Company’s warehouses located in the United States for the U.S. segment were 10.8% and 10.1% for 2017 and 2016, respectively. The increase reflects expenses associated with the Company’s west coast distribution facility relocation, including inefficiencies in preparation for the relocation, as well as an increase in employee costs and facility expenses on lower sales. The increase is also partially attributable to an increase in freight expense on higher sales to prepaid freight customers.

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

Selling, general and administrative expenses

SG&A expenses for 2017 were $140.9 million, an increase of $10.5 million, or 8.1%, as compared to $130.4 million for 2016.

SG&A expenses for 2017 for the U.S. segment were $96.7 million, an increase of $2.5 million, or 2.7%, compared to $94.2 million for 2016. The 2017 period reflects employee severance, intangible amortization related to the Company’s 2016 acquisitions, the inclusion of Fitz and Floyd and expenses associated with retailer credit concerns. The increase was partially offset by a decrease in short-term incentive compensation expense. As a percentage of net sales, SG&A expenses were 20.1% for 2017 compared to 19.2% for 2016.

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

Unallocated corporate expenses for 2017 were $17.2 million compared to $16.5 million for 2016. The increase in the 2017 period was primarily attributable to an increase in professional and acquisition related fees, partially offset by a decrease in short-term incentive compensation expense.

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

Interest expense

Interest expense for 2017 was $4.3 million compared to $4.8 million for 2016. The decrease in interest expense is attributable to the use of operating cash flow to reduce indebtedness and a decrease in the average borrowing rate due to Former Term Loan repayments.

Loss on early retirement of debt

In April 2017, the Company repaid the outstanding balance under its Former Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.1 million.

In April 2016, the Company made a prepayment of $15.2 million in accordance with the amended terms of the Company’s Former Term Loan. In connection therewith, the Company wrote-off debt issuance costs of $0.3 million.

Income tax provision

The income tax provision was $9.0 million in 2017 and $7.0 million in 2016. The Company’s effective tax rate for 2017 was 83.8%, compared to 32.0% for 2016. The higher effective tax rate in 2017 was driven by the reduced deferred tax assets resulting from the application of a lower corporate tax rate under the Tax Act and the estimated transition tax on foreign unremitted earnings. The higher rate in 2017 also resulted from foreign pretax losses in jurisdictions where the local statutory rate is lower than the current U.S. corporate income tax rate and a portion for which no benefit has been recognized due to a valuation allowance. The effective tax rate in 2016 reflected a reduction of deferred tax liabilities in the U.K. as a result of a rate change enacted in 2016 as well as a favorable foreign tax rate differential for income earned in the U.K.

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

Equity in earnings of Vasconia, net of taxes, was $415,000 in 2017, as compared to $570,000 in 2016. Vasconia reported income from operations for 2017 of $10.5 million, as compared to $5.6 million for 2016, and reported net income of $1.2 million in 2017, compared to $3.5 million in 2016.

As described above, the Company sold its 40% equity interest in GSI during the year ended December 31, 2016. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain represents the net consideration received of 2.3 million Brazilian reals (approximately $567,000) reduced by currency translation losses of $378,000 that were recognized when the equity interest was sold.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with GAAP and with the instructions to Form 10-K and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, health insurance reserves, impairment of goodwill, tangible and intangible assets, stock compensation expense, accruals related to the Company’s tax positions and tax valuation allowances. Actual results may differ from these estimates using different assumptions and under different conditions. The Company’s significant accounting policies are more fully described in Note A- Significant Accounting Policies in the Notes to the consolidated financial statements included in Item 15. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Inventory

Inventory consists principally of finished goods sourced from third-party suppliers. Inventory also includes finished goods, work in process and raw materials related to the Company’s manufacture of sterling silver products. Inventory is priced using the lower of cost (first-in, first-out basis) or net realizable value. The Company estimates the selling price of its inventory on a product by product basis based on the current selling environment. If the estimated selling price is lower than the inventory’s cost, the Company reduces the value of the inventory to its net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

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

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in ASU Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. In January 2017, the FASB issued revised guidance that simplifies the test for goodwill impairment, effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt the guidance in the third quarter of 2018. Under the revised guidance, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded to reduce the reporting unit to fair value. Prior to the revised guidance, the amount of the impairment was the difference between the carrying value of the goodwill and the “implied” fair value, which was calculated as if the reporting unit had just been acquired and accounted for as a business combination.

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

Due to a decline in operating performance at the Company’s European tableware business and reduced expectations for future cash flows, the Company performed an interim impairment assessment in the third quarter of 2018, which resulted in a $2.2 million non-cash goodwill impairment charge.

The Company bypassed the optional qualitative impairment analysis for its reporting units with goodwill for its annual October 1, 2018 impairment test. Accordingly, the estimated fair value of each of the reporting units was determined using the income approach and market approach. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. Under the income approach, the resultant estimated fair value of the reporting units exceeded their carrying value as of October 1, 2018.

As of October 1, 2018, the excess of fair value of the European kitchenware reporting unit, which carries goodwill of $10.0 million, was approximately 7% over its carrying value. Management’s projections used to estimate the cash flows include increasing net sales and operational improvements expected as a results of the consolidation of locations in the U.K. As a result of the European restructuring plan, the European kitchenware and tableware reporting units were combined into one reporting unit as of January 1, 2019. Changes in any of the significant assumptions, including the identified restructuring activities, used in the valuation of the reporting unit could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

As of October 1, 2018, the fair value of the U.S. reporting unit, which carries goodwill of approximately $81.6 million was approximately 9% over its carrying value. Management’s projections used to estimate fair value included increasing net sales and the realizations of the savings expected from the Company’s acquisition of Filament. Changes in any of the significant assumptions used in the valuation of the reporting unit could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting units being less than the carrying value.

Revenue recognition

The Company sells products:

•	Wholesale, to retailers and distributors, and

•	Retail, directly to consumers.

Effective January 1, 2018, the Company adopted ASC Topic 606, discussed in Note A- Significant Accounting Policies included in the Notes to the consolidated financial statements included in Item 15, regarding revenue recognition. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales. Net sales exclude taxes that are collected from customers and remitted to the respective taxing authorities.

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

Payment terms vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one year. These costs are expensed as incurred and recorded within SG&A expenses in the consolidated statement of operations. Incidental items that are immaterial in the context of the contract are expensed as incurred.

Share-based compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, Stock Compensation, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards. Forfeitures are accounted for as they occur.

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

Performance share awards are initially valued at the Company’s closing stock price on the date of grant. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by the end of the performance period, as determined by the Compensation Committee. Compensation expense for performance awards is recognized over the vesting period, and will vary based on remeasurement during the performance period. If achievement of the performance metrics is not probable during the performance period, compensation expense is reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The performance share awards vest in full at the end of a three year period.

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

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the year ended December 31, 2018 the Company incurred $2.1 million of Filament restructuring charges, primarily related to severance, of which $1.4 million is accrued at December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company incurred $0.2 million and $1.0 million, respectively, of restructuring expense, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations. The Company will combine its physical locations in the U.K. in 2019 and expects to incur approximately $1.5 million of restructuring and integration charges in 2019. At December 31, 2018, $0.2 million of restructuring charges related to the European restructuring plan were accrued.

During the year ended December 31, 2016 the Company recorded $2.4 million of restructuring expense related to its review of the U.S. segment, which included the realignment of product categories and implementation of cost reduction initiatives.

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

On December 22, 2017, the Tax Act was enacted. The Tax Act is one of the most comprehensive changes in the U.S. corporate tax law and policy since 1986 and certain provisions are extremely complex in their application. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system and imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on the deductibility of certain costs (e.g., interest expense).

The lower U.S. corporate income tax rate is effective January 1, 2018, however the Company’s U.S. deferred tax assets and liabilities were adjusted in 2017 when the new tax law was enacted. Additionally, in 2017, as part of the transition to the new quasi-territorial tax system, the Tax Act imposes a one-time tax on deemed repatriation of foreign subsidiaries’ earnings. The U.S. provision for income tax for 2017 was based on the reasonable estimate guidance provided by SAB 118. The Company is continuing to assess the impact from the Tax Act. Changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the impact of the Tax Act could result in material changes to the Company’s future income tax provision.

Derivatives

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, discussed in Note A- Significant Accounting Policies included in the Notes to the consolidated financial statements included in Item 15. ASC Topic 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s consolidated statements of operations to mirror the location of the hedged items impacting earnings.

For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

Foreign currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Income and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, including the unrealized gain or loss on the fair value of foreign exchange contracts not designated as hedges and the realized gain or loss on all foreign exchange contracts, whether or not designated as hedges, are recognized in SG&A expenses in the consolidated statements of operations.

Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility under the ABL Agreement. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, acquisitions and investments and payments of principal and interest on its debt.

At December 31, 2018 and 2017, the Company had cash and cash equivalents of $7.6 million and working capital of $233.9 million at December 31, 2018 compared to $186.9 million at December 31, 2017. The current ratio (current assets to current liabilities) was 3.8 to 1.0 at December 31, 2018 compared to 3.6 to 1.0 at December 31, 2017.

At December 31, 2018, borrowings under the Company’s ABL Agreement were $42.1 million and $272.9 million was outstanding under the Term Loan. At December 31, 2017 $94.7 million was outstanding under the former revolving credit facility. The borrowings in 2018 were primarily attributable to the financing of the acquisition of Filament.

The Company believes that availability under the revolving credit facility under its ABL Agreement and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient. The Company closely monitors the creditworthiness of its customers. Based upon its evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially affected by changes in the future.

Credit Facilities

In March 2018, the Company entered into the ABL Agreement with the Company, as a borrower and a guarantor, the other borrowers (the “ABL Borrowers”) party thereto, the other guarantors party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the lenders and issuing banks party thereto, evidencing a senior secured asset-based revolving credit facility provided to the Company and the ABL Borrowers in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and the Company entered into the Term Loan with the Company, as the borrower and a guarantor, the other guarantors, JPMorgan, as administrative agent, Golub Capital LLC, as syndication agent, and the lenders party thereto, providing for a senior secured term loan credit facility to the Company in the principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan will be repaid in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the Term Loan, which payments commenced June 30, 2018. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of Incremental Facilities may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.

At December 31, 2018, borrowings outstanding under the ABL Agreement were $42.1 million and open letters of credit were $3.4 million. At December 31, 2018, availability under the ABL Agreement was approximately $104.5 million. The borrowing capacity under the ABL Agreement depends, in part, on eligible levels of certain current assets comprising the borrowing base and the Company’s ability to meet and maintain a financial ratio, if and when applicable. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

At December 31, 2018, $272.9 million was outstanding under the Term Loan. At December 31, 2018, unamortized debt issuance costs of $1.5 million and $7.5 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at December 31, 2018 ranged from 2.4% to 6.25%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the year ended December 31, 2018.

The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2018 was 6.0%.

Availability under the ABL Agreement depends on the valuation of certain current assets and the Company’s ability to meet and maintain a financial ratio, if and when applicable. Due to the Company’s seasonality, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

The Company will classify a portion of the revolving credit facility under its ABL Agreement as a current liability if the Company intends to and is able to repay the loan from cash flows from operations which are expected to occur within the year. Repayments and borrowings under the facility can vary significantly from planned levels based on cash flow needs and general economic conditions.

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

The debt agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $15.0 million or 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million or 10% of the aggregate commitment under the ABL Agreement for forty-five (45) consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.

The Company was in compliance with the covenants of the ABL Agreement and Term Loan at December 31, 2018.

The Company expects that it will continue to borrow and repay funds, subject to availability, under the ABL Agreement based on working capital and other corporate needs.

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

The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the four quarters ended

December 31, 2018

(in thousands)

Three months ended December 31, 2018	$30,876
Three months ended September 30, 2018	22,722
Three months ended June 30, 2018	3,910
Three months ended March 31, 2018	(529)
Pro forma projected synergies	8,546
Permitted non-recurring charge limitation	(605)

Total for the four quarters	$64,920

Non-GAAP financial measure

Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G and Item 10(e) of Regulation S-K, each promulgated by the Securities and Exchange Commission. This measure is provided because management of the Company uses this financial measure in evaluating the Company’s on-going financial results and trends. Management also uses this non-GAAP information as an indicator of business performance. Consolidated adjusted EBITDA, as discussed above, is also one of the measures used to calculate financial covenants required to be provided to the Company’s lenders pursuant to its Debt Agreements.

Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, the Company’s financial performance measures prepared in accordance with GAAP. Further, the Company’s non-GAAP information may be different from the non-GAAP information provided by other companies including other companies within the home retail industry.

The following is a reconciliation of net (loss) income as reported to consolidated adjusted EBITDA for the years ended December 31, 2018 and 2017 and each fiscal quarter of 2018 and 2017:

	Three Months Ended				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
			(in thousands)
Net (loss) income as reported	$(11,598)	$(6,057)	5,948	$9,987	$(1,720)
Subtract out:
Undistributed equity (earnings) losses, net	(77)	(155)	(185)	(128)	(545)
Add back:
Income tax provision (benefit)	(3,810)	(1,765)	906	7,558	2,889
Interest expense	2,103	4,676	5,634	5,591	18,004
Loss on early retirement of debt	66	—	—	—	66
Depreciation and amortization	4,309	6,422	6,076	6,522	23,329
Impairment of goodwill	—	—	2,205	—	2,205
Stock compensation expense	838	921	1,268	1,108	4,135
Contingent consideration fair value adjustment	—	—	—	(1,774)	(1,774)
Unrealized loss (gain) on foreign currency contracts	393	(2,112)	(190)	(33)	(1,942)
Other permitted non-cash charges (1)	287	916	307	—	1,510
Acquisition related expenses	809	391	43	523	1,766
Restructuring expenses(2)	406	395	552	971	2,324
Integration charges(2)	35	110	103	433	681
Warehouse relocation(2)	2,384	168	55	118	2,725
Pro forma Filament adjustment (3)	3,326	—	—	—	3,326
Projected synergies (4)	—	—	—	—	8,546

Consolidated adjusted EBITDA, before limitation	$(529)	$3,910	$22,722	$30,876	$65,525
Permitted non-recurring charge limitation(2)					(605)

Consolidated adjusted EBITDA					$64,920

	Three Months Ended				Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
			(in thousands)
Net (loss) income as reported	$(1,331)	$(2,096)	$4,330	$1,251	$2,154
Subtract out:
Undistributed equity (earnings) losses, net	(540)	(430)	326	265	(379)
Add back:
Income tax provision (benefit)	(944)	(1,698)	3,505	8,169	9,032
Interest expense	941	1,001	1,172	1,177	4,291
Loss on early retirement of debt	—	110	—	—	110
Depreciation and amortization, net	3,286	3,348	4,063	3,468	14,165
Stock compensation expense	804	726	952	908	3,390
Restructuring expenses (5)	—	254	272	498	1,024
Severance expense(5)	—	155	—	166	321
Warehouse relocation(5)	—	—	—	667	667
Permitted acquisition related expenses, net of acquisition not completed	35	(9)	166	2,424	2,616
Unrealized loss (gain) on foreign currency contracts	295	1,456	897	169	2,817

Consolidated adjusted EBITDA	$2,546	$2,817	$15,683	$19,162	$40,208

(1)

Other permitted non-cash charges include a non-cash purchase accounting adjustment to step-up the fair value of acquired inventory, a permitted exclusion from the Company’s consolidated adjusted EBITDA, pursuant to the Company’s Debt Agreements.

(2)

Permitted non-recurring charges include severance expense, warehouse relocation costs, transition expenses and restructuring expenses. These are permitted exclusions from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

(3)

Pro forma Filament adjustment represents a permitted adjustment to the Company’s consolidated adjusted EBITDA for the acquisition of Filament on March 2, 2018 pursuant to the Company’s Debt Agreements.

(4)

Pro forma projected synergies represents the amount of projected cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies projected by the Company as a result of actions taken through December 31, 2018 or expected to be taken as of December 31, 2018, net of the benefits realized during the twelve months ended December 31, 2018. Pro forma projected synergies is a permitted exclusion from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

(5)

Restructuring expenses, severance expenses and warehouse relocation expenses represent non-recurring charges incurred during such periods and are permitted exclusions from the Company’s consolidated adjusted EBITDA, pursuant to the Company’s former credit agreement.

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to 18.0 million ($2.6 million) Chinese renminbi. The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At December 31, 2017, 0.5 million ($69,000) Chinese renminbi, were outstanding under the HSBC Facility. No borrowings were outstanding under the HSBC Facility at December 31, 2018.

Accounts Receivable Purchase Agreement

To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold $86.0 million and $90.2 million of Receivables during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, $18.0 million and $16.4 million, respectively, of receivables sold are outstanding and are due to HSBC Bank USA from customers. A charge of $453,000 and $328,000 related to the sale of the Receivables is included in SG&A expenses in the consolidated statement of operations for the years ended December 31, 2018 and 2017, respectively.

Inventory

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors and customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2018 inventory turnover was 3.0 times, or 121 days, as compared to 2.9 times, or 126 days, for the three months ended December 31, 2017. The increase in turnover and decrease in turnover days primarily reflects the inclusion of Filament.

Capital expenditures

Capital expenditures for the year ended December 31, 2018 were $7.9 million, and were primarily composed of expenditures relating to the Company’s relocation of its west coast distribution facility and website and software development.

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

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in the consolidated statement of operations.

Dividends

The Board of Directors declared a dividend of $0.0425 per share, payable on each of May 15, 2017, August 15, 2017, November 15, 2017, February 15, 2018, May 15, 2018, August 15, 2018, November 15, 2018 and February 15, 2019.

Cash provided by operating activities

Net cash provided by operating activities was $19.2 million in 2018 compared to $17.0 million in 2017 and $29.7 million in 2016. The increase in 2018 as compared to 2017 is attributable to a decrease in payments of accounts payable and accrued expenses and an increase in collection of receivables, partially offset by an increase in inventory purchases. The decrease in 2017 as compared to 2016, is attributable to an increase in inventory purchases and payments of accounts payable and accrued expenses, partially offset by a change in the timing of collection of receivables.

Cash used in investing activities

Net cash used in investing activities was $224.2 million in 2018 compared to $15.4 million in 2017 and $24.4 million in 2016. The 2018 investing activity includes the cash consideration paid for the acquisition of Filament and capital expenditures related to the Company’s relocation of its west coast distribution facility. The 2017 investing activity includes software capital expenditures related to SAP and capital expenditures related to the Company’s relocation of its west coast warehouse and distribution facility, as well as the Company’s acquisition of Fitz and Floyd. The 2016 investing activity includes the Company’s acquisition of inventory and intangibles from Focus Products Group, LLC, and the acquisition of the Copco® product lines.

Cash used in financing activities

Net cash used in financing activities was $205.3 million in 2018 compared to $2.3 million in 2017 and $4.2 million in 2016. In 2018 the Company entered into new debt agreements, the proceeds of which were principally used to finance the Company’s acquisition of Filament. In 2017 the Company had net repayments of $1.5 million under its former credit agreement, which included net borrowings of $8.0 million under its former revolving credit facility and repayments of $9.5 million under its Former Term Loan. The Company had net repayments of $4.0 million under its former credit agreement in 2016, which included net borrowings of $21.4 million under its former revolving credit facility and repayments of $25.5 million under its Former Term Loan.

CONTRACTUAL OBLIGATIONS

As of December 31, 2018, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$137,665	$16,238	$29,396	$29,333	$62,698
Short-term debt	2,750	2,750	—	—	—
Long-term debt	312,268	—	5,500	47,580	259,188
Interest on debt	107,475	18,724	37,147	34,589	17,015
Minimum royalty payments	26,436	7,927	17,427	1,082	—
Post retirement benefits	6,590	421	811	882	4,476

Total	$593,184	$46,060	$90,281	$113,466	$343,377

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

The Company’s functional currency is the U.S. dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the U.K., Mexico, Canada, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2018, approximately 12% of the Company’s net sales revenue was in foreign currencies, compared to 15% for the year ended December 31, 2017. These sales were primarily denominated in U.K. pounds, Euros and Canadian dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximately $2.0 million increase in SG&A expenses.

The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Included in SG&A expenses in the consolidated statement of operations is a gain of $150,000 related to these foreign exchange derivative contracts. No foreign exchange contracts were outstanding at December 31, 2018.

The Company’s ABL Agreement and Term Loan bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the LIBOR, the Prime Rate or the Federal Funds Rate; therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into an interest rate swap agreement in April 2018 to manage interest rate exposure in connection with its variable interest rate borrowings. As of December 31, 2018, approximately $190.0 million of the Company’s debt carries a variable rate of interest, as compared to $90.7 million at December 31, 2017. The remainder of the debt at December 31, 2018 (approximately $125.0 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $2.2 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve.

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements as of and for the year ended December 31, 2018 in Item 15 commencing on page F-1 are incorporated herein by reference.

The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2018. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the Notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2018
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$118,169	$148,651	$209,448	$228,274
Gross margin	45,087	52,078	73,785	84,807
Income (loss) from operations	(13,316)	(3,301)	12,303	22,893
Net income (loss)	(11,598)	(6,057)	5,948	9,987
Basic income (loss) per common share	(0.70)	(0.30)	0.29	0.49
Diluted income (loss) per common share	(0.70)	(0.30)	0.29	0.49

	Year ended December 31, 2017
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$113,356	$117,393	$165,957	$182,770
Gross margin	43,941	42,797	57,188	71,231
Income (loss) from operations	(1,874)	(3,141)	9,333	10,862
Net income (loss)	(1,331)	(2,096)	4,330	1,251
Basic income (loss) per common share	(0.09)	(0.14)	0.30	0.09
Diluted income (loss) per common share	(0.09)	(0.14)	0.29	0.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2018 and the material weakness in internal control over financial reporting described below, and subject to the limitation described below relating to the Company’s acquisition of Filament on March 2, 2018, that the Company’s controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

On March 2, 2018, the Company acquired Filament. The Company has begun to integrate processes and operations of Filament with those of the Company and is evaluating and will continue to evaluate the impact of any changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of Filament into the post-acquisition combined company, during the quarter ended on December 31, 2018, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2018 and resulted in a material weakness because there was no evidence of review of certain key assumptions used in the valuation of intangible assets acquired in the Filament business combination. The Company implemented controls to remediate this material weakness in the Company’s internal control over financial reporting prior to the issuance of the Company’s audited financial statements for the year ended December 31, 2018.

Management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the 2018 acquisition of Filament, which is included in the Company’s 2018 consolidated financial statements and constituted 12% and 22% of total and net assets, respectively, as of December 31, 2018 and 18% of net sales for the year then ended.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lifetime Brands, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lifetime Brands, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the internal control criteria, Lifetime Brands, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Filament, which is included in the 2018 consolidated financial statements of the Company and constituted 12% and 22% of total and net assets, respectively as of December 31, 2018 and 18% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Filament.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. A material weakness in internal control over financial reporting existed as of December 31, 2018 related to the evidence of review of certain key assumptions used in the valuation of intangible assets acquired in the Filament business combination.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 14, 2019, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Jericho, NY

March 14, 2019

Item 9B. Other Information

Not applicable.

PART III

Items 10, 11, 12, 13 and 14

The information required under these items is contained in the Company’s 2019 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits:

Exhibit Index

No.	Description

2.1	Agreement and Plan of Merger, dated as of December 22, 2017, by and among the Company, TPP Acquisition I Corp., TPP Acquisition II LLC, Taylor Parent, LLC, Taylor Holdco, LLC, and CP Taylor GP, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 29, 2017)

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Certificate of Amendment to Second Restated Certificate of Incorporation of Lifetime Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2016)

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2016)

10.1	License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Company’s registration statement No. 33-40154 on Form S-1)(P)

10.2	Evan Miller employment agreement dated July 1, 2003 (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)*

10.3	Evan Miller Amendment of Employment Agreement dated June 29, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007)*

10.4	Employment Agreement, dated January 12, 2017, by and between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 19, 2017)*

10.5	Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) *

10.6	Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2006)

10.7	First Amendment to the Lease Agreement dated as of May 10, 2006 between AG Metropolitan Endo, L.L.C and Lifetime Brands, Inc. for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.8	Lifetime Brands Inc. Amended and Restated 2000 Long-Term Incentive Plan dated June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2018) *

10.9	Form of Restricted Stock Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015) *

10.10	Form of Deferred Stock (Performance-Vesting) Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015) *

10.11	Amended and Restated 2000 Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2017) *

10.12	Amended and Restated Employment Agreement, dated September 10, 2015, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2015) *

10.13	Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) *

10.14	Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 11, 2007)

10.15	Amendment No.1 dated September 5, 2007 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.16	Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among Lifetime Brands, Inc., Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17	Lease Agreement between Granite Sierra Park LP and Lifetime Brands, Inc. dated June 29, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 6, 2007)

10.18	Asset Purchase Agreement between Mikasa, Inc. and Lifetime Brands, Inc. dated June, 6 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008)

10.19	Third Amended and Restated Employment Agreement, dated as of November 24, 2015, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2015)*

10.20	Amendment to the Third Amended and Restated Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) *

10.21	Retirement Agreement, dated June 11, 2018, by and between Lifetime Brands, Inc. and Ronald Shiftan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 12, 2018)

10.22	Share Purchase Agreement, dated November 4, 2011, by and among Lifetime Brands, Inc. and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 8, 2011)

10.23	Senior Secured Credit Agreement, dated as of July 27, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.24	Amendment No. 1 to the Senior Secured Credit Agreement, dated as of November 13, 2012, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the Swap Agreement Counterparty, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed June 27, 2013)

10.25	Amendment No. 2 to the Senior Secured Credit Agreement, dated as of June 21, 2013, among Lifetime Brands, Inc., the Subsidiary Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 27, 2013)

10.26	Share Purchase Agreement, dated January 15, 2014, relating to Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 17, 2014)

10.27	Deed of Variation and Settlement, dated April 1, 2015, by and among Lifetime Brands, Inc. and the sellers of Thomas Plant (Birmingham) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2015)

10.28	Employment Agreement, dated November 28, 2014, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2014)*

10.29	Amendment of Employment Agreement dated April 27, 2015 between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2015)*

10.30	Employment Agreement, dated November 8, 2017, between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017) *

10.31	Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2016)

10.32	Receivables Purchase Agreement, dated as of September 30, 2016 by and among Lifetime Brands, Inc., as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2016)

10.33	Lease agreement dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.34	Voting Agreement, dated as of December 22, 2017, by and among Taylor Parent, Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and Clifford Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2017)

10.35	Employment Agreement, dated as of December 22, 2017, by and between Robert Kay and the Company. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2017) *

10.36	Stockholders Agreement, dated as of March 2, 2018, by and between Lifetime Brands, Inc. and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2018).

10.37	Letter Agreement and Joinder, dated as of November 9, 2018, by and between Lifetime Brands, Inc., Taylor Parent, LLC and Centre Capital Investors V, LP. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 15, 2018).

10.38	Credit Agreement, dated as of March 2, 2018, by and among Lifetime Brands, Inc., the other borrowers from time to time party thereto, the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2018).

10.39	Loan Agreement, dated as of March 2, 2018, by and among Lifetime Brands, Inc., the other loan parties from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 6, 2018)

14.1	Code of Ethics dated February 28, 2013 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed March 6, 2013)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

23.2	Consent of Castillo Miranda Y Compania, S.C.

23.3	Consent of KPMG Cardenas Dosal, S. C. (Mexico)

31.1	Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Independent Registered Accounting Firm on the consolidated financial statements of Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.)

99.2	Report of Independent Registered Accounting Firm on the consolidated financial statements of Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Notes to exhibits:

*	Compensatory plans in which the directors and executive officers of the Company participate.

(c)	Financial Statement Schedules — the response to this portion of Item 15 is submitted as a separate section of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay
Robert B. Kay
Chief Executive Officer and Director
Date: March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	March 14, 2019
Robert B. Kay	(Principal Executive Officer)

/s/ Ronald Shiftan	Vice Chairman of the Board of Directors,	March 14, 2019
Ronald Shiftan	Chief Operating Officer and Director

/s/ Laurence Winoker	Senior Vice President – Finance,	March 14, 2019
Laurence Winoker	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Jeffrey Siegel	Executive Chairman of the Board of Directors	March 14, 2019
Jeffrey Siegel

/s/ Michael J. Jeary	Director	March 14, 2019
Michael J. Jeary

/s/ John Koegel	Director	March 14, 2019
John Koegel

/s/ Cherrie Nanninga	Director	March 14, 2019
Cherrie Nanninga

/s/ Craig Phillips	Director	March 14, 2019
Craig Phillips

/s/ Bruce Pollack	Director	March 14, 2019
Bruce Pollack

/s/ Dennis E. Reaves	Director	March 14, 2019
Dennis E. Reaves

/s/ Michael J. Regan	Director	March 14, 2019
Michael J. Regan

/s/ Michael Schnabel	Director	March 14, 2019
Michael Schnabel

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lifetime Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company has a 30% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $22.6 million and $23.8 million as of December 31, 2018 and 2017, respectively, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $0.9 million in 2018, $0.4 million in 2017 and $0.6 million in 2016. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the reports of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an adverse thereon.

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

Jericho, New York

March 14, 2019

LIFETIME BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands-except share data)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,647	$7,600
Accounts receivable, less allowances of $7,855 at December 31, 2018 and $6,190 at December 31, 2017	125,292	108,033
Inventory	173,601	132,436
Prepaid expenses and other current assets	10,822	10,354
Income taxes receivable	1,442	—

TOTAL CURRENT ASSETS	318,804	258,423
PROPERTY AND EQUIPMENT, net	25,762	23,065
INVESTMENTS	22,582	23,978
INTANGIBLE ASSETS, net	338,847	88,479
DEFERRED INCOME TAXES	733	5,826
OTHER ASSETS	1,844	1,750

TOTAL ASSETS	$708,572	$401,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$1,253	$—
Short term loan	—	69
Accounts payable	38,167	25,461
Accrued expenses	45,456	44,121
Income taxes payable	—	1,864

TOTAL CURRENT LIABILITIES	84,876	71,515
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	23,339	20,249
DEFERRED INCOME TAXES	15,141	4,423
INCOME TAXES PAYABLE, LONG-TERM	949	311
REVOLVING CREDIT FACILITY	42,080	94,744
TERM LOAN	262,694	—
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at December 31, 2018 and 2017; shares issued and outstanding: 20,764,143 at December 31, 2018 and 14,902,527 at December 31, 2017	208	149
Paid-in capital	258,637	178,909
Retained earnings	55,264	60,546
Accumulated other comprehensive loss	(34,616)	(29,325)

TOTAL STOCKHOLDERS’ EQUITY	279,493	210,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$708,572	$401,521

See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands – except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$704,542	$579,476	$592,619
Cost of sales	448,785	364,319	375,719

Gross margin	255,757	215,157	216,900
Distribution expenses	69,716	58,050	57,006
Selling, general and administrative expenses	162,933	140,903	130,397
Impairment of goodwill	2,205	—	—
Restructuring expenses	2,324	1,024	2,420

Income from operations	18,579	15,180	27,077
Interest expense	(18,004)	(4,291)	(4,803)
Loss on early retirement of debt	(66)	(110)	(272)

Income before income taxes and equity in earnings	509	10,779	22,002
Income tax provision	(2,889)	(9,032)	(7,030)
Equity in earnings, net of taxes	660	407	748

NET (LOSS) INCOME	$(1,720)	$2,154	$15,720

BASIC (LOSS) INCOME PER COMMON SHARE	$(0.09)	$0.15	$1.11

DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.09)	$0.14	$1.08

See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year ended December 31,
	2018	2017	2016
Net (loss) income	$(1,720)	$2,154	$15,720
Other comprehensive (loss) income , net of tax:
Translation adjustment	(5,906)	7,823	(23,061)
Less: Amount reclassified	—	—	378

Total translation (loss) gain	(5,906)	7,823	(22,683)

Deferred gains (losses) on cash flow hedges :
Settlement of cash flow hedge	(14)	—	—
Fair value adjustment, net of tax of $38 in 2018, $0 in 2017 and $11 in 2016	161	17	17

Total deferred gains on cash flow hedges	147	17	17

Effect of retirement benefit obligations:
Net income (loss) arising from retirement benefit obligations, net of tax of $93 in 2018, ($132) in 2017 and ($135) in 2016	373	(228)	(202)
Less: amortization of loss included in net (loss) income, net of tax of $23 in 2018, $42 in 2017 and $36 in 2016	95	62	54

Total effects of retirement benefit obligations	468	(166)	(148)

Other comprehensive (loss) income, net of tax	(5,291)	7,674	(22,814)

Comprehensive (loss) income	$(7,011)	$9,828	$(7,094)

See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated other
	Common stock		Paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
BALANCE AT DECEMBER 31, 2015	14,030	$140	$165,780	$47,733	$(14,185)	$199,468
Comprehensive (loss) income:
Net income	—	—	—	15,720	—	15,720
Translation adjustment	—	—	—	—	(22,683)	(22,683)
Derivative fair value adjustment	—	—	—	—	17	17
Effect of retirement benefit obligations	—	—	—	—	(148)	(148)

Total comprehensive loss						(7,094)

Restricted shares issued to directors	27	—	—	—	—	—
Net shares issued to employees	234	3	2,124	—	—	2,127
Stock compensation expense	—	—	2,911	—	—	2,911
Excess tax benefit from stock options, net	—	—	435	—	—	435
Exercise of stock options	265	3	2,350	—	—	2,353
Dividends (1)	—	—	—	(2,472)	—	(2,472)

BALANCE AT DECEMBER 31, 2016	14,556	$146	$173,600	$60,981	$(36,999)	$197,728

Comprehensive (loss) income:
Net income	—	—	—	2,154	—	2,154
Translation adjustment	—	—	—	—	7,823	7,823
Derivative fair value adjustment	—	—	—	—	17	17
Effect of retirement benefit obligations	—	—	—	—	(166)	(166)

Total comprehensive income						9,828

Restricted shares issued to directors	30	—	—	—	—	—
Net issuance of restricted shares to employees	97	1	1	—	—	2
Stock compensation expense	—	—	3,390	—	—	3,390
Net exercise of stock options	254	2	2,535	—	—	2,537
Shares effectively repurchased for required employee withholding taxes	(34)	—	(694)	—	—	(694)
Adoption of ASU 2016-09	—	—	77	(46)	—	31
Dividends (1)	—	—	—	(2,543)	—	(2,543)

BALANCE AT DECEMBER 31, 2017	14,903	$149	$178,909	$60,546	$(29,325)	$210,279

Comprehensive (loss) income:
Net loss	—	—	—	(1,720)	—	(1,720)
Translation adjustment	—	—	—	—	(5,906)	(5,906)
Derivative fair value adjustment	—	—	—	—	147	147
Effect of retirement benefit obligations	—	—	—	—	468	468

Total comprehensive loss						(7,011)

Restricted shares issued to directors	46	—	—	—	—	—
Net issuance of restricted shares to employees	211	2	(2)	—	—	—
Issuance of 5,593,116 shares of common stock for acquisition of Filament, net of equity issuance costs	5,593	56	75,914	—	—	75,970
Stock compensation expense	—	—	4,091	—	—	4,091
Net exercise of stock options	58	1	285	—	—	286
Shares effectively repurchased for required employee withholding taxes	(47)	—	(560)	—	—	(560)
Dividends (1)	—	—	—	(3,562)	—	(3,562)

BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493

(1)	Cash dividend declared per share of common stock, were $0.17, $0.17 and $0.17 in 2016, 2017 and 2018, respectively.

See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net (loss) income	$(1,720)	$2,154	$15,720
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,329	14,189	14,148
Impairment of goodwill	2,205	—	—
Amortization of financing costs	1,543	519	650
Deferred rent	57	(642)	(243)
Deferred income taxes	2,086	1,030	(1,951)
Net loss on disposal of fixed assets	—	—	84
Stock compensation expense	4,135	3,390	2,942
Undistributed equity (earnings) losses	(545)	(379)	(544)
Loss on early retirement of debt	66	110	272
Contingent consideration fair value adjustment	(1,774)	—	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	8,020	1,481	(17,977)
Inventory	(13,819)	10,818	4,491
Prepaid expenses, other current assets and other assets	540	(951)	(1,199)
Accounts payable, accrued expenses and other liabilities	(3,153)	(9,778)	12,255
Income taxes receivable	(1,442)	—	132
Income taxes payable	(353)	(4,935)	969

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,175	17,006	29,749

INVESTING ACTIVITIES
Purchases of property and equipment	(7,902)	(6,311)	(3,380)
Filament acquisition, net of cash acquired	(216,527)	—	—
Acquisitions, net of cash acquired	—	(9,072)	(21,699)
Equity investments	—	—	567
Net proceeds from sale of property	249	15	64

NET CASH USED IN INVESTING ACTIVITIES	(224,180)	(15,368)	(24,448)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	268,912	237,658	268,242
Repayments of revolving credit facility	(320,767)	(229,696)	(246,756)
Proceeds from Term Loan	275,000	—	—
Repayments of Term Loan	(2,063)	—	—
Repayments of Credit Agreement term loan	—	(9,500)	(25,500)
Proceeds from short term loan	216	187	118
Payments from short term loan	(278)	(239)	(248)
Payment of financing costs	(11,171)	(31)	(30)
Payment of equity issuance costs	(936)	—	—
Cash dividends paid	(3,273)	(2,475)	(2,413)
Payment of capital lease obligations	(77)	(94)	(68)
Proceeds from the exercise of stock options	286	2,537	2,353
Payments of tax withholding for stock based compensation	(561)	(644)	(86)
Excess tax benefit from stock options	—	—	223

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	205,288	(2,297)	(4,165)

Effect of foreign exchange on cash	(236)	376	(384)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47	(283)	752

Cash and cash equivalents at beginning of year	7,600	7,883	7,131

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,647	$7,600	$7,883

See Notes to consolidated financial statements

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Foreign currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Income and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, including the unrealized gain or loss on the fair value of foreign exchange contracts not designated as hedges and the realized gain or loss on all foreign exchange contracts, whether or not designated as hedges, are recognized in selling, general and administrative expenses in the consolidated statements of operations. Foreign currency gain/loss included within selling, general and administrative expenses was a $0.5 million loss in 2018, a $3.0 million loss in 2017 and a $4.2 million gain in 2016.

Revenue recognition

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.

The Company offers various sales incentives and promotional programs to its customers in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and returns are reflected as reductions of revenue at the time of sale. See Note B – Revenue for additional information.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Cost of sales

Cost of sales consist primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties and other product procurement related charges.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $14.5 million, $11.5 million and $11.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Handling costs of products sold are included in cost of sales.

Advertising expenses

Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $4.4 million, $3.4 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Property and equipment

Property and equipment is stated at cost. Property and equipment, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the assets. Building and improvements are depreciated over 30 years and machinery, furniture and equipment over periods ranging from 3 to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the end of the period are classified as construction in progress.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

During the years ended December 31, 2018, 2017 and 2016, Wal-Mart Stores, Inc., including Sam’s Club and, in the United Kingdom, Asda Superstore, (“Walmart”), accounted for 14%, 15% and 16% of net sales, respectively. During the year ended December 31, 2016, Costco Wholesale Corporation, (“Costco”), accounted for 10% of net sales. Sales to Walmart are included in the Company’s U.S. and International segments. Sales to Costco are primarily included in the U.S. segment. No other customers accounted for 10% or more of the Company’s sales during these periods.

Fair value measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s consolidated financial statements relate to the Company’s annual goodwill and other intangible asset impairment tests and derivatives, described in Notes F- Goodwill and Intangible Assets and H- Derivatives, respectively.

Fair value of financial instruments

The Company determined that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its ABL Agreement and Term Loan approximate fair value since such borrowings bear interest at variable market rates.

Derivatives

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, (“ASC 815”). ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s consolidated statements of operations to mirror the location of the hedged items impacting earnings.

For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in operations.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in ASU Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. In January 2017, the FASB issued revised guidance that simplifies the test for goodwill impairment, effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company elected to early adopt the guidance in the third quarter of 2018. Under the revised guidance, if a reporting unit’s carrying value exceeds its fair value, an impairment charge will be recorded to reduce the reporting unit to fair value. Prior to the revised guidance, the amount of the impairment was the difference between the carrying value of the goodwill and the “implied” fair value, which was calculated as if the reporting unit had just been acquired and accounted for as a business combination.

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

Share-based compensation

The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, Stock Compensation, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period. Forfeitures are accounted for as they occur.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Performance share awards are initially valued at the Company’s closing stock price on the date of grant. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals by the end of the performance period, as determined by the Compensation Committee of the Board of Directors. Compensation expense for performance awards is recognized over the vesting period, and will vary based on remeasurement during the performance period. If achievement of the performance metrics is not probable of achievement during the performance period, compensation expense is reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The performance share awards vest at the end of a three year period, as determined by the Compensation Committee.

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

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the year ended December 31, 2018 the Company incurred $2.1 million of Filament restructuring charges, primarily related to severance, of which $1.4 million is accrued at December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company incurred $0.2 million and $1.0 million, respectively, of restructuring expense, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations. The Company will combine its physical locations in the U.K. in 2019 and expects to incur approximately $1.5 million of restructuring and integration charges in 2019. At December 31, 2018, $0.2 million of restructuring charges related to the European restructuring plan were accrued.

During the year ended December 31, 2016 the Company recorded $2.4 million of restructuring expense related to its review of the U.S. segment, which included the realignment of product categories and implementation of cost reduction initiatives.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable.

Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This standard assists with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard will be applied prospectively to acquisitions and has not had an impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers. The standard supersedes existing revenue recognition guidance and replaces it with a five step revenue model with a core principle that an entity recognizes revenue to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new guidance under the modified retrospective approach. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements. The adoption resulted in the recognition of right of a return asset related to certain product returns by increasing the returns liability; this gross up had no corresponding impact on the consolidated statement of operations.

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

Effective September 30, 2018, the Company adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Under this standard, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company early adopted this standard and the guidance was applied to the Company’s September 30, 2018 interim and October 1, 2018 annual goodwill impairment tests.

Accounting pronouncements to be adopted in future periods

Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement- Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the effect on items within accumulated other comprehensive income (loss) of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon adoption, the Company does not expect to elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The guidance requires adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on January 1, 2019 using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. The Company’s project team assessed the effect of the adoption of this standard on its accounting policies, business processes, internal controls over financial reporting and related disclosures. Upon adoption, the Company estimates assets and liabilities will increase by approximately $91.0 million and $104.5 million, respectively. Changes in the Company’s lease population or changes in incremental borrowing rates may alter this estimate. The Company does not expect to recognize a material cumulative-effect adjustment to retained earnings upon adoption. The Company will provide expanded disclosures as a result of the guidance upon adoption.

NOTE B —REVENUE

The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are FOB Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $3.5 million, $2.7 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

Payment terms vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one year. These costs are expensed as incurred and recorded within selling, general and administrative expenses in the consolidated statement of operations. Incidental items that are immaterial in the context of the contract are expensed as incurred.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
		(in thousands)
U.S. segment
Kitchenware	$331,603	$276,745	$287,100
Tableware	169,709	152,846	155,961
Home Solutions	110,661	52,128	48,488

Total U.S. segment	611,973	481,719	491,549

International segment
Kitchenware	58,164	59,686	59,742
Tableware	34,405	38,071	41,328

Total International segment	92,569	97,757	101,070

Total net sales	$704,542	$579,476	$592,619

	Year ended December 31,
	2018	2017	2016
		(in thousands)
United States	$575,158	$460,788	$472,962
United Kingdom	65,852	74,834	74,991
Rest of World	63,532	43,854	44,666

Total net sales	$704,542	$579,476	$592,619

NOTE C —ACQUISITIONS

Filament

On December 22, 2017, the Company entered into an agreement providing for the acquisition of Filament by the Company. The acquisition was completed on March 2, 2018. The aggregate consideration for Filament, after taking into account certain adjustments, was $294.4 million, consisting of $217.5 million of cash consideration and 5,593,116 newly issued shares of the Company’s common stock, with a value equal to $76.9 million based on the market value of the Company’s common stock as of March 2, 2018. The cash portion of the consideration was revised for certain adjustments as defined in the agreement.

The purchase price, as adjusted, has been determined to be as follows (in thousands):

Cash	$217,511
Share consideration	76,905

Total purchase price	$294,416

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The purchase price was allocated based on the Company’s preliminary estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Accounts receivable	$26,224
Inventory	29,444
Other assets	5,620
Other liabilities	(22,449)
Deferred income tax	(13,877)
Goodwill and other intangibles	269,454

Total allocated value	$294,416

The acquisition is being accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”), which established a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value. ASC Topic 805 allows the acquiring company to adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values during a measurement period, generally up to one year from the date of the acquisition. The fair values of net assets acquired are based on the Company’s preliminary estimate of the respective fair values. While the final valuation of net assets may result in material adjustments to the respective fair values and resulting goodwill, the Company currently expects any future adjustments to be related to income taxes. During the three months ended December 31, 2018, the Company decreased goodwill by approximately $10.1 million due to certain opening balance sheet fair value adjustments, primarily related to deferred taxes. Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes. The goodwill and other intangible assets are included in the U.S. segment. Customer relationships and certain trade names, which are included in intangible assets, net, are amortized on a straight-line basis over their estimated useful lives (see Note F– Goodwill and Intangible Assets).

The year ended December 31, 2018 includes the operations of Filament for the period from March 2, 2018, the date of the acquisition of Filament, to December 31, 2018. The consolidated statement of operations for the year ended December 31, 2018, includes $128.8 million of net sales contributed by Filament.

Included in Selling, general and administrative expenses for the year ended December 31, 2018 is a $1.8 million credit to reflect the change in fair value of a contingent consideration obligation acquired by the Company in connection with its acquisition of Filament.

Unaudited Pro forma Results

The following table presents the Company’s pro forma consolidated net sales, income before income taxes and equity in earnings and net (loss) income for the years ended December 31, 2018 and 2017. The unaudited pro forma results include the historical statement of operations information of the Company and of Filament, giving effect to the Filament acquisition and related financing as if they had occurred at the beginning of the periods presented.

The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination or the impact of non-recurring items directly related to the business combination.

The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Filament acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future consolidated operating results of the combined company.

	Year ended December 31,
	2018	2017
	(In thousands, except per share data)
Net sales	$730,353	$747,549
Income before income taxes and equity in earnings	2,439	14,151
Net (loss) income	(267)	5,794
Diluted (loss) income per common share	$(0.01)	$0.28

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Fitz and Floyd

On August 31, 2017, the Company acquired the Fitz and Floyd business, including the trade names and related working capital, from Fitz and Floyd Enterprises, LLC (“Fitz”) for cash in the amount of $9.1 million. The purchase price was funded by borrowings under the Company’s revolving credit facility.

The assets and operating results of the Fitz and Floyd business are reflected in the Company’s consolidated financial statements in accordance with ASC Topic 805 commencing from the date of the acquisition of Fitz. The consolidated statement of operations for the year ended December 31, 2017 includes $7.7 million of net sales attributable to the Fitz and Floyd brands.

The purchase price was allocated based on the Company’s estimate of the fair values of the assets acquired and liabilities assumed, as follows (in thousands):

Accounts Receivable	$3,115
Inventory	5,424
Other assets	458
Other liabilities	(2,056)
Goodwill and other intangibles	2,131

Total allocated value	$9,072

On the basis of estimated fair values, the excess of the purchase price over the net assets acquired of $2.1 million has been allocated as follows: $1.7 million for customer relationships and trade names and $0.4 million for goodwill. The goodwill recognized results from such factors as an assembled workforce and the value of other synergies expected from combining operations with the Company. All the goodwill and other intangibles are included in the U.S. segment. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note F- Goodwill and Intangible Assets).

Focus

In September 2016, the Company acquired the Amco Houseworks®, Chicago™ Metallic and Swing-A-Way® kitchenware and bakeware brands, together with their related inventory, from Focus Products Group International, LLC (“Focus”) for cash in the amount of $8.8 million. The assets and operating results of the Focus brands are reflected in the Company’s consolidated financial statements in accordance with ASC Topic 805, commencing from the date of the acquisition of Focus. The consolidated statement of operations for the year ended December 31, 2016 includes $3.6 million of net sales attributable to the Focus brands. The purchase price was allocated based on the Company’s estimate of the fair values of the assets acquired, including inventory ($3.5 million) and customer relationships and trade names ($5.3 million). Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives of 15 years.

Copco

In October 2016, the Company acquired the Copco® product line from Wilton Industries, Inc., for cash in the amount of $12.3 million. The product line includes thermal and hydration beverageware, tea kettles and kitchen organization products. The assets and operating results of the Copco® brands are reflected in the Company’s consolidated financial statements in accordance with ASC Topic 805, commencing from the date of the acquisition of the Copco® brands. The consolidated statement of operations for the year ended December 31, 2016 includes $3.9 million of net sales attributable to the Copco® brands. The purchase price was allocated based on the Company’s estimate of the fair values of the assets acquired, including inventory ($3.9 million) and customer relationships and trade names ($8.4 million). Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives of 15 and 10 years, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE D — SALE OF ACCOUNTS RECEIVABLE

In order to improve its liquidity during seasonally high working capital periods, in 2016 the Company entered into an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC Bank USA”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC Bank USA will assume credit risk of the Receivables purchased; provided, however, that the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold $86.0 million and $90.2 million of Receivables during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, $18.0 million and $16.4 million, respectively, of receivables sold are outstanding and are due to HSBC Bank USA from customers. A charge of $453,000 and $328,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2018 and 2017, respectively.

NOTE E — EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”) an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2018, 2017 and 2016 in the accompanying consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican pesos (“MXN”) to U.S. dollars (“USD”) using the spot rate of MXN 19.64 and MXN 19.68 at December 31, 2018 and 2017, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 18.71 to 19.81, MXN 17.81 to 20.30 and MXN 18.02 to 19.85, during the years ended December 31, 2018, 2017 and 2016, respectively. The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a decrease of the investment of $1.9 million during the year ended December 31, 2018 and an increase of the investment of $1.0 million during the year ended December 31, 2017. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $115,000, $28,000 and $205,000, from Vasconia during the years ended December 31, 2018, 2017 and 2016, respectively. Included in prepaid expenses and other current assets at December 31, 2018 and 2017 was $95,000 and $64,000, respectively, due from Vasconia.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Summarized income statement information for the years ended December 31, 2018, 2017 and 2016, as well as summarized balance sheet information as of December 31, 2018 and 2017, for Vasconia, calculated in accordance with U.S. GAAP, in USD and MXN is as follows:

	Year Ended December 31,
	2018		2017		2016
	(in thousands)
	USD	MXN	USD	MXN	USD	MXN
Income Statement
Net sales	$179,547	$3,456,852	$167,283	$3,157,671	$149,533	$2,795,009
Gross profit	36,891	711,941	34,626	655,186	27,205	510,617
Income from operations	11,402	222,115	10,475	199,170	5,611	105,334
Net income	2,887	57,590	1,164	23,983	3,491	68,230

	December 31,
	2018		2017
	(in thousands)
	USD	MXN	USD	MXN
Balance Sheet
Current assets	$96,135	$1,888,602	$91,157	$1,793,832
Non-current assets	86,279	1,694,969	87,900	1,729,745
Current liabilities	64,831	1,273,619	50,766	998,993
Non-current liabilities	32,261	633,772	39,147	770,352

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.9 million, $0.4 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Equity in earnings in 2018 includes $0.1 million net deferred tax benefit due to a change in the tax basis of the investment as a result of the Tax Act. Equity in earnings in 2017 and 2016 includes deferred tax benefit (expense) of $0.2 million and ($0.5) million, respectively, due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.

As of December 31, 2018, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $31.9 million. The carrying value of the Company’s investment in Vasconia was $22.6 million.

In February 2012, the Company entered into a joint venture, Grand Venture Holdings Limited (“Grand Venture”), with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment by the Company of $500,000. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentages. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings (losses) in the Company’s consolidated statements of operations. Due to the operating losses the Company evaluated the carrying value of its investment for other-than temporary impairment under the equity method of accounting and recorded an impairment charge of approximately $0.2 million during the year ended December 31, 2018. As of December 31, 2018 and 2017, the carrying value of the Company’s investment in Grand Venture was $0 and $228,000, respectively.

During the year ended December 31, 2016, the Company sold its 40% equity interest in GS Internacional S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil. The Company initially acquired GSI in December 2011 and accounted for this investment using the equity method of accounting; however, impairment losses in 2014 reduced the investment balance to zero. Upon the sale of its equity interest in GSI the Company recognized a net gain of $189,000. This gain is included within equity in earnings (losses), net of tax, and represents the net consideration received of 2.3 million Brazilian reals (approximately $567,000) reduced by currency translation losses of $378,000 recognized upon the sale of the equity interest in GSI.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE F — GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets, all of which are included in the U.S. and International segments, consist of the following (in thousands):

	Year Ended December 31,
	2018				2017
			Accumulated			Accumulated
	Gross	Impairment	Amortization	Net	Gross	Amortization	Net
Goodwill	$93,895	$(2,205)	$—	$91,690	$15,772	$—	$15,772
Indefinite -lived intangible assets:
Trade names	58,216	—	—	58,216	7,616	—	7,616
Finite -lived intangible assets:
Licenses	15,847		(9,825)	6,022	15,847	(9,375)	6,472
Trade names	43,689		(13,965)	29,724	33,368	(11,109)	22,259
Customer relationships	175,482		(27,538)	147,944	52,961	(16,966)	35,995
Other	6,510		(1,259)	5,251	1,165	(800)	365

Total	$393,639	$(2,205)	$(52,587)	$338,847	$126,729	$(38,250)	$88,479

A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2018, 2017 and 2016 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2015	$78,492	$18,101	$96,593
Acquisition of trade names	5,159	—	5,159
Acquisition of customer relationships	8,878	—	8,878
Acquisition of other intangible assets	50	—	50
Foreign currency translation adjustment	(11,400)	(3,900)	(15,300)
Amortization	(6,161)	—	(6,161)

Goodwill and Intangible Assets, December 31, 2016	75,018	14,201	89,219
Acquisition of goodwill	—	434	434
Acquisition of trade names	1,134	—	1,134
Acquisition of customer relationships	563	—	563
Foreign currency translation adjustment	2,823	1,137	3,960
Amortization	(6,831)	—	(6,831)

Goodwill and Intangible Assets, December 31, 2017	72,707	15,772	88,479
Acquisition of goodwill	—	78,795	78,795
Acquisition of trade names	61,500		61,500
Acquisition of customer relationships	124,430		124,430
Acquisition of other intangible assets	5,367	—	5,367
Foreign currency translation adjustment	(1,524)	(672)	(2,196)
Amortization	(15,323)	—	(15,323)
Impairment of goodwill	—	(2,205)	(2,205)

Goodwill and Intangible Assets, December 31, 2018	$247,157	$91,690	$338,847

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2018 are as follows:

Years
Trade names	15
Licenses	33
Customer relationships	14
Other	10

Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2019	$16,841
2020	16,827
2021	16,349
2022	16,349
2023	16,309

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $15.3 million, $6.8 million and $6.2 million, respectively.

Annual indefinite-lived trade name impairment test

In 2018, the Company elected to first perform a qualitative assessment to determine if it was more likely than not that the fair values of the Company’s indefinite-lived trade names were less than the carrying values. The Company considered events and circumstances that could affect the significant inputs used to determine the fair values of the indefinite-lived trade names. Based on the qualitative assessment, the Company determined it was not more likely than not that the fair values of the Company’s indefinite-lived trade names were less than the carrying values as of October 1, 2018.

Goodwill impairment test

During the third quarter of 2018, the Company performed an interim impairment assessment of its European tableware business due to a decline in operating performance and reduced expectations for future cash flows. The impairment assessment resulted in a $2.2 million non-cash goodwill impairment charge. The European tableware business is a reporting unit within the International segment. The fair value of the reporting unit was determined based on a combined income and market approach. The resulting fair value was approximately 12% below the reporting unit’s carrying value.

The Company bypassed the optional qualitative impairment analysis for its reporting units with goodwill for its annual October 1, 2018 impairment test. Accordingly, the estimated fair value of each of the reporting units was determined using the income approach and market approach. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. Under the income approach, the resultant estimated fair value of the reporting units exceeded their carrying value as of October 1, 2018.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

As of October 1, 2018, the excess of fair value of the European kitchenware reporting unit, which carries goodwill of $10.0 million, was approximately 7% over its carrying value. Management’s projections used to estimate the cash flows include increasing net sales and operational improvements expected as a results of the consolidation of locations in the U.K. As a result of the European restructuring plan, the European kitchenware and tableware reporting units will be combined into one reporting unit as of January 1, 2019. Changes in any of the significant assumptions, including the identified restructuring activities used in the valuation of the reporting unit could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

As of October 1, 2018, the fair value of the U.S. reporting unit, which carries goodwill of approximately $81.6 million was approximately 9% over its carrying value. Management’s projections used to estimate fair value included increasing net sales and the realization of the savings due to additional synergies expected from the Company’s acquisition of Filament. Changes in any of the significant assumptions used in the valuation of the reporting unit could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

The Company is not currently aware of any negative changes in its assumptions that could lead to the fair value of the reporting units being less than the carrying value. As of December 31, 2018, the Company assessed the carrying value of goodwill and determined based on qualitative factors, no impairment existed.

NOTE G — DEBT

In March 2018, the Company entered into a credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and the lenders and issuing banks party thereto, evidencing a senior secured asset-based revolving credit facility provided to the Company in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a new loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) with the Company, as the borrower and a guarantor, the other guarantors, JPMorgan, as administrative agent, Golub Capital LLC, as syndication agent, and the lenders party thereto, providing for a senior secured term loan credit facility to the Company in the original principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan requires quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the term loan facility beginning June 30, 2018. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million, plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.

At December 31, 2018, borrowings outstanding under the ABL Agreement were $42.1 million, and open letters of credit were $3.4 million. At December 31 2018, availability under the ABL Agreement was approximately $104.5 million. Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity at any given time.

At December 31, 2018, $272.9 million was outstanding under the Term Loan. At December 31, 2018, unamortized debt issuance costs of $1.5 million and $7.5 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

As of December 31, 2018, the future principal payments of the Term Loan are as follows (in thousands):

2019	$2,750
2020	2,750
2021	2,750
2022	2,750
2023	2,750
Thereafter	259,188

Total	$272,938

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR, plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at December 31, 2018 ranged from 2.4% to 6.25%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during 2018.

The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate, plus 0.5% or one-month LIBOR (at the Company’s option), plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2018 was 6.0%.

The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently-ended four consecutive fiscal quarters on or prior to the date that availability under the ABL Agreement is less than the greater of $15.0 million or 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million or 10% of the aggregate commitment under the ABL Agreement for forty-five (45) consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.

The Company was in compliance with the covenants of the Debt Agreements at December 31, 2018.

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

Other Credit Agreements

A subsidiary of the Company has a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to 18.0 million ($2.8 million) Chinese renminbi. The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the People’s Republic of China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. At December 31, 2018 there was no outstanding borrowings under the HSBC Facility. At December 31, 2017, 0.5 million ($69,000) Chinese renminbi were outstanding under the HSBC Facility.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE H — DERIVATIVES

The Company is a party to interest rate swap agreements, with an aggregate notional value of $125.0 million at December 31, 2018. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods.

The Company has also entered into certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. The aggregate gross notional values of foreign exchange contracts at December 31, 2017 was $34.9 million. No contracts are outstanding at December 31, 2018. These foreign exchange contracts have not been designated as hedges as required in order to apply hedge accounting. The changes in the fair values of these contracts are recorded in earnings immediately.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2018	2017
Interest rate swaps	Prepaid expenses	$42	$11
	Other assets	157	—

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2018	2017
Foreign exchange contracts	Accrued Expenses	$—	$1,951

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

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2018	2017	2016
Interest rate swaps	$161	$17	$17

During the year ended December 31, 2018 the Company recognized $0.4 million of interest expense related to the interest rate swaps. Gains or losses on the interest rate swaps will be reclassified into earnings as interest expense as the interest expense on the debt is recognized in earnings.

In connection with the financing transaction described in Note G – Debt, the Company settled its outstanding interest rate swaps, which had been accounted for as hedges and had an aggregate notional value of $5.3 million. The net gain at such time was reclassified into interest expense during the year ended December 31, 2018.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of Gain or (Loss)	2018	2017	2016
Foreign exchange contracts	Selling, general and administrative expense	$150	$(2,592)	$2,182

NOTE I — CAPITAL STOCK

Cash dividends

Dividends were declared in 2018 and 2017 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2017	May 1, 2017	May 15, 2017
$0.0425	June 22, 2017	August 1, 2017	August 15, 2017
$0.0425	August 4, 2017	November 1, 2017	November 15, 2017
$0.0425	November 7, 2017	February 1, 2018	February 15, 2018
$0.0425	March 8, 2018	May 1, 2018	May 15, 2018
$0.0425	June 28, 2018	August 1, 2018	August 15, 2018
$0.0425	July 31, 2018	November 1, 2018	November 15, 2018
$0.0425	November 7, 2018	February 1, 2019	February 15, 2019

On March 12, 2019, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2019 to shareholders of record on May 1, 2019.

Stock repurchase program

On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the years ended December 31, 2018, 2017 and 2016.

Preferred stock

The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2018.

Long-term incentive plan

The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 6,187,500 shares of common stock. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance-based awards and other

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

stock-based awards. Options that have been granted under the Plan expire over a range of five to ten years from the date of grant and vest over a range of up to four years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to four years from the date of grant. Performance-based awards that have been granted under the Plan vest after three years based upon the attainment of specified performance goals. In June 2018, the shareholders of the Company approved an amendment to the Company’s Plan to revise the terms and conditions of Plan to, among other things, increase the shares available for grant under the plan by 900,000 shares. As of December 31, 2018, there were 946,109 shares available for the grant of awards under the Plan.

Stock options

A summary of the Company’s stock option activity and related information for the three years ended December 31, 2018, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2015	2,242,202	$14.28
Grants	66,850	15.44
Exercises	(272,325)	9.01
Cancellations	(30,750)	15.39
Expirations	(230,577)	27.16

Options outstanding at December 31, 2016	1,775,400	13.44
Grants	125,750	17.38
Exercises	(300,000)	11.34
Cancellations	(45,700)	16.40
Expirations	(99,250)	20.40

Options outstanding at December 31, 2017	1,456,200	13.64
Grants	205,750	13.56
Exercises	(58,000)	4.93
Cancellations	(22,375)	16.95
Expirations	(32,750)	15.50

Options outstanding at December 31, 2018	1,548,825	13.87	4.2	$450,500

Options exercisable at December 31, 2018	1,279,825	$13.76	3.2	$450,500

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on December 31, 2018. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2018 and the exercise price.

The total intrinsic values of those stock options that were exercised in the years ended December 31, 2018, 2017 and 2016 were $361,000, $2,071,000 and $1,848,000, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.

Total unrecognized stock option compensation expense at December 31, 2018, before the effect of income taxes, was $1.0 million and is expected to be recognized over a weighted-average period of 1.6 years.

The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016, was $4.47, $6.37 and $5.43, respectively.

The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2018	2017	2016
Historical volatility	34%	39%	39%
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	2.72%	1.97%	1.37%
Expected dividend yield	1.22%	0.98%	1.10%

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2018 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2015	101,435	$14.77
Grants	109,170	15.64
Vested	(46,306)	14.79
Cancellations	(2,475)	14.93

Non-vested restricted shares, December 31, 2016	161,824	15.35
Grants	133,352	18.32
Vested	(69,795)	15.39
Cancellations	(6,064)	16.07

Non-vested restricted shares, December 31, 2017	219,317	17.12
Grants	223,884	13.25
Vested	(90,926)	17.14
Cancellations	(25,730)	14.96

Non-vested restricted shares, December 31, 2018	326,545	$14.63

Total unrecognized compensation expense remaining	$3,482,300
Weighted-average years expected to be recognized over	1.6

The total fair value of restricted stock that vested during the year ended December 31, 2018 was $1.1 million.

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

A summary of the Company’s performance-based award activity and related information for the three years ended December 31, 2018 is as follows:

	Performance - based awards (1)	Weighted- average grant date fair value
Non-vested performance -based awards, December 31, 2015	66,150	$14.84
Grants	82,000	15.69
Cancellations	(2,188)	14.94

Non-vested performance -based awards, December 31, 2016	145,962	15.32
Grants	87,000	18.45
Cancellations	(4,070)	16.52

Non-vested performance -based awards, December 31, 2017	228,892	16.49
Grants	182,300	12.81
Vested	(58,888)	14.84
Cancellations	(13,017)	15.95

Non-vested performance -based awards, December 31, 2018	339,287	$14.82

Total unrecognized compensation expense remaining	$2,388,000
Weighted-average years expected to be recognized over	1.7

(1)	Represents the target number of shares to be issued for each performance-based award.

The total fair value of performance-based awards that vested during the year ended December 31, 2018 was $792,000.

On March 12, 2019, the Compensation Committee of the Board of Directors determined the performance goals set forth in the performance-based awards granted in 2016 were attained and 66,761 shares vested.

The Company recognized total stock compensation expense of $4.1 million for the year ended December 31, 2018, of which $0.7 million represents stock option compensation expense and $3.4 million represents restricted stock and performance-based compensation expense. The Company recognized total stock compensation expense of $3.4 million for the year ended December 31, 2017, of which $1.1 million represents stock option compensation expense and $2.3 million represents restricted stock and performance-based compensation expense. The Company recognized total stock compensation expense of $2.9 million for the year ended December 31, 2016, of which $1.4 million represents stock option compensation expense, $1.5 million represents restricted stock, including restricted stock granted to directors and performance-based compensation expense, and $32,000 represents stock awards.

NOTE J — (LOSS) INCOME PER COMMON SHARE

Basic (loss) income per common share has been computed by dividing net (loss) income by the weighted-average number of shares of the Company’s common stock outstanding. Diluted (loss) income per common share adjusts net (loss) income and basic (loss) income per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted (loss) income per common share for the years ended December 31, 2018, 2017 and 2016, are as follows:

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

	2018	2017	2016
	(in thousands - except per share amounts)
Net (loss) income – Basic and Diluted	$(1,720)	$2,154	$15,720
Weighted-average shares outstanding – Basic	19,452	14,505	14,174
Effect of dilutive securities: Stock options and other stock awards	—	450	375

Weighted-average shares outstanding – Diluted	19,452	14,955	14,549

Basic (loss) income per common share	$(0.09)	$0.15	$1.11

Diluted (loss) income per common share	$(0.09)	$0.14	$1.08

The computations of diluted (loss) income per common share for the years ended December 31, 2018, 2017 and 2016 excludes 1,869,120, 1,190,261 and 1,335,113, respectively, related to options to purchase shares and other stock awards. These shares were excluded due to their antidilutive effect.

NOTE K — INCOME TAXES

The components of income before income taxes and equity in earnings are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$5,455	$17,728	$22,114
Foreign	(4,946)	(6,949)	(112)

Total income before income taxes and equity in earnings	$509	$10,779	$22,002

The provision for income taxes (before equity in earnings) consists of:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$775	$7,041	$8,000
State and local	351	957	498
Foreign	(323)	4	483
Deferred	2,086	1,030	(1,951)

Income tax provision	$2,889	$9,032	$7,030

On December 22, 2017, the Tax Act was enacted. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system, imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on the deductibility of certain costs (e.g., interest expense). For the year ended December 31, 2017, the Company accrued $338,000 of tax expense for the Tax Act’s one-time transition tax on the Company’s material wholly owned foreign subsidiaries’ accumulated, unremitted earnings and $3.0 million in provisional expense related to the net change in deferred tax assets stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

In response to the Act, the U.S. Securities and Exchange Commission (“SEC”) provided guidance by issuing Staff Accounting Bulletin No. 118 (“SAB 118”), which has since been codified by the release of ASU No. 2018- 05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 allows companies to record provisional amounts during a measurement period with respect to the impacts of the Act for which the accounting requirements under ASC Topic 740 are not complete, but a reasonable estimate has been determined. The measurement period under ASU 2018-05 ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.

As of December, 31, 2018, the Company has completed the accounting for the effects of the Act. The Company has included the impact of the Act on its annual effective tax rate and has recorded an additional provision of $0.7 million primarily related to an adjustment to the estimated transition tax liability, including an uncertain tax position.

Since January 1, 2018, the Tax Act has subjected the Company to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries, base erosion anti-abuse tax (“BEAT”), foreign derived intangible income tax (“FDII”), and IRC Section 163(j) interest limitation (“Interest Limitation”). Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to account for the GILTI tax as a current period expense. The Company did not have GILTI liability and was not subject to BEAT in 2018. The tax impact of FDII was immaterial. The Company incurred an Interest Limitation in 2018, resulting in a deferred tax asset related to interest carried forward of approximately $1.0 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred income tax assets:
Deferred rent expense	$3,504	$2,212
Stock options	2,982	2,903
Inventory	1,446	970
Operating loss and non-deductible interest carry-forward	7,071	4,114
Accounts receivable allowances	734	264
Accrued compensation	1,026	623
Depreciation and amortization	—	247
Other	1,753	1,882

Total deferred income tax assets	$18,516	$13,215

Deferred income tax liabilities:
Fixed assets	$(2,540)	$—
Intangibles	(27,534)	(8,732)
Equity in earnings	—	(56)

Total deferred income tax liabilities	(30,074)	(8,788)

Net deferred income tax (liability) asset	(11,558)	4,427
Valuation allowance	(2,850)	(3,024)

Net deferred income tax (liability) asset	$(14,408)	$1,403

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

As of December 31, 2018, a preliminary net deferred tax liability of $13.9 million was recorded in purchase accounting in connection with the Filament acquisition, including uncertain tax positions of $0.3 million. The Company continues to assess the tax accounting consideration under business combination accounting which concludes during the first quarter of 2019.

The Company has generated various state net operating loss carryforwards of which $24.9 million remained at December 31, 2018 that begin to expire in 2026. The Company has net operating losses in foreign jurisdictions of $15.9 million at December 31, 2018 that begin to expire in 2020. The Company also has U.S. losses of $5.3 million that can be carried forward indefinitely and are subject to IRC section 382 limitations.

The provision for income taxes (before equity in earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2018	2017	2016
Provision for federal income taxes at the statutory rate	21.0%	35.0%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	97.4	6.1	3.6
Foreign rate differences	(110.3)	7.2	(7.9)
Non-deductible expenses	228.5	3.7	3.4
Tax Act- revaluation of net deferred tax assets and other	16.8	27.7	—
Tax Act- transition tax	43.0	3.1	—
Uncertain tax positions	302.8	0.6	—
Research and development credit	(18.5)	—	—
Federal return to provision	(27.5)	—	—
Other	14.4	0.4	(2.1)

Provision for income taxes	567.6%	83.8%	32.0%

The estimated values of the Company’s gross uncertain tax positions at December 31, 2018, 2017 and 2016 are liabilities of $2.0 million, $161,000 and $109,000, respectively, and consist of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance at January 1	$(161)	$(109)	$(157)
Additions based on tax positions related to the current year	(626)	(82)	—
Additions based on tax positions related to the prior year	(1,302)	—	—
Reductions for tax position of prior years	114	30	—
Settlements	—	—	48

Balance at December 31	$(1,975)	$(161)	$(109)

The Company had approximately $29,000 and $24,000, net of federal and state tax benefit, accrued at December 31, 2018 and 2017, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.

If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $2.0 million, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that none of its tax positions will be resolved within the next twelve months.

The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2015. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Georgia, New Jersey, New Mexico, Texas and the United Kingdom. At December 31, 2018, the periods subject to examination by the Company’s major state jurisdictions are generally for the years ended 2014 through 2017. In certain jurisdictions Filament may have additional periods subject to examination.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE L — BUSINESS SEGMENTS

Segment information

The Company has two reportable segments, U.S. and International. Prior to October 1, 2018, the U.S. segment was reported as two separate reportable segments, U.S. Wholesale and Retail Direct. The Company changed its reporting structure to reflect how the Company is managing its operations as well as what the chief operating decision maker reviews to make organizational decisions about resource allocations. Prior period segment information has been recast to reflect the current reportable segment structure of the Company.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and its internet websites. The International Segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees and accounting, legal fees and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

	Year Ended December 31,
	2018	2017	2016
		(in thousands)
Net sales:
U.S.	$611,973	$481,719	$491,549
International	92,569	97,757	101,070

Total net sales	$704,542	$579,476	$592,619

Income from operations:
U.S. (1)	$44,213	$39,341	$40,515
International (2)	(5,395)	(6,984)	3,052
Unallocated corporate expenses	(20,239)	(17,177)	(16,490)

Total income from operations	$18,579	$15,180	$27,077

Depreciation and amortization:
U.S. (3)	$18,840	$10,004	$10,231
International	4,489	4,185	3,917

Total depreciation and amortization	$23,329	$14,189	$14,148

Capital expenditures:
U.S.	$7,746	$4,176	$2,956
International	156	2,135	424

Total capital expenditures	$7,902	$6,311	$3,380

(1)

In 2018 and 2016, income from operations for the U.S. segment includes $2.1 million and $2.4 million, respectively, of restructuring expenses related to the Filament integration and the U.S. restructuring plan, respectively, as described in Note A – Significant Accounting Policies. The 2016 period also includes a $1.2 million charge to correct prior years’ depreciation of certain assets within the U.S. segment.

(2)

In 2018 and 2017 income from operations for the International segment includes $0.2 million and $1.0 million of restructuring expenses related to the integration of entities in Europe, as described in Note A – Significant Accounting Policies.

(3)	The 2016 period includes a $1.2 million charge to correct prior years’ depreciation of certain assets within the U.S. segment.

	December
	2018	2017
	(in thousands)
Assets:
U.S.	$604,532	$282,011
International	94,210	105,984
Unallocated/ corporate/ other	9,830	13,526

Total assets	$708,572	$401,521

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

	Year Ended December
	2018	2017
	(in thousands)
Goodwill:
U.S.
Beginning balance	$2,846	$2,412
Acquisition activity	78,795	434

Ending balance	81,641	2,846

International
Beginning balance	12,926	11,789
Foreign currency translation adjustment	(672)	1,137
Impairment	(2,205)	—

Ending balance	10,049	12,926

Total goodwill	$91,690	$15,772

Geographical information

The following table sets forth long-lived assets by the major geographic locations:

	December,
	2018	2017
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$47,812	$45,285
United Kingdom	1,896	2,779
Rest of World	480	729

Total	$50,188	$48,793

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

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2019	$16,238
2020	14,898
2021	14,498
2022	14,744
2023	14,589
Thereafter	62,698

Total	$137,665

Future minimum lease payments exclude payments for leases that have not yet commenced.

Rent and related expenses under operating leases were $18.4 million, $16.8 million and $16.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Royalties

The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2023. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31,
2019	$7,927
2020	8,485
2021	8,942
2022	926
2023	156
Thereafter	—

Total	$26,436

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

In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. The EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion, such as sealing the floors of the building and conducting periodic air monitoring to address potential exposure. On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA has and will continue to conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements. Accordingly, based on the above uncertainties and variables, it is not possible at this time for the Company to estimate its share of liability, if any, related to this matter. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Other Contingencies

The Company identified certain probable and estimable non-income tax exposure matters in connection with its acquisition of Filament and recorded an accrual of approximately $1.9 million, including interest, associated with these matters.

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE N — RETIREMENT PLANS

401(k) plan

The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $18,500 ($24,500 for employees 50 years or over) for 2018. The Company suspended its matching contribution in 2009 as an expense savings measure. The Company’s United Kingdom-based subsidiaries maintain defined contribution pension plans.

Retirement benefit obligations

The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. The obligations under the agreements with these former executives are unfunded and amounted to $6.6 million at December 31, 2018 and $7.3 million at December 31, 2017.

The discount rate used to calculate the retirement benefit obligations was 3.98% at December 31, 2018 and 3.33% at December 31, 2017. The retirement benefit obligations are included in accrued expenses and deferred rent and other long-term liabilities.

The Company expects to recognize $84,000 of actuarial losses included in accumulated other comprehensive income (loss) in net periodic benefit cost in 2019.

Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year ending December 31,
2019	$421
2020	407
2021	404
2022	449
2023	433
2024 through 2028	1,937

NOTE O — OTHER

Inventory

The components of inventory are as follows:

	December 31,
	2018	2017
	(in thousands)
Finished goods	$165,969	$125,355
Work in process	375	86
Raw materials	7,257	6,995

Total	$173,601	$132,436

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Property and equipment

Property and equipment consist of:

	December 31,
	2018	2017
	(in thousands)
Machinery, furniture and equipment	$106,525	$91,282
Leasehold improvements	29,803	32,591
Building and improvements	770	787
Construction in progress	1,032	3,122
Land	100	100

	138,230	127,882
Less: accumulated depreciation and amortization	(112,468)	(104,817)

Total	$25,762	$23,065

Depreciation and amortization expense of property and equipment for the years ended December 31, 2018, 2017 and 2016 was $8.0 million, $6.6 million and $8.0 million, respectively

Included in machinery, furniture and equipment at each of December 31, 2018 and 2017 is $1.8 million and $2.0 million, respectively, related to assets recorded under capital leases. Included in accumulated depreciation and amortization at December 31, 2018 and December 31, 2017 is $1.7 million and $1.9 million, respectively, related to assets recorded under capital leases.

Accrued expenses

Accrued expenses consist of:

	December 31,
	2018	2017
	(in thousands)
Customer allowances and rebates	$12,184	$11,662
Compensation and benefits	9,065	9,613
Interest	243	191
Vendor invoices	3,487	4,027
Royalties	1,916	1,744
Commissions	1,557	786
Freight	4,160	4,002
Professional fees	2,473	3,160
VAT	79	1,176
Foreign exchange contracts	—	1,951
Restructuring	1,557	—
Other	8,735	5,809

Total	$45,456	$44,121

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Deferred rent & other long-term liabilities

Deferred rent & other long-term liabilities consist of:

	December 31,
	2018	2017
	(in thousands)
Deferred rent liability	$13,832	$13,399
Retirement benefit obligations	6,169	6,829
Non-income tax liability	1,860	—
Royalty obligation	1,324	—
Other long term obligations	154	21

Total	$23,339	$20,249

Supplemental cash flow information

	Year Ended December 31,
	2018	2017	2016
		(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,319	$3,791	$4,171
Cash paid for taxes	2,599	12,936	6,384
Non-cash investing activities:
Translation adjustment	$(5,906)	$7,823	$(23,061)

LIFETIME BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2018	2017	2016
		(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(27,821)	$(35,644)	$(12,961)
Translation adjustment during period	(5,906)	7,823	(23,061)
Amounts reclassified from accumulated other comprehensive loss: (1)
Currency translation adjustment	—	—	378

Balance at end of year	$(33,727)	$(27,821)	$(35,644)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$14	$(3)	$(20)
Amounts reclassified from accumulated other comprehensive loss:(2)
Settlement of cash flow hedge	(14)	—	—
Derivative fair value adjustment, net of tax	161	17	17

Balance at end of year	$161	$14	$(3)

Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(1,518)	$(1,352)	$(1,204)
Net gain (loss) arising from retirement benefit obligations, net of tax	373	(228)	(202)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of loss, net of tax(3)	95	62	54

Balance at end of year	$(1,050)	$(1,518)	$(1,352)

(1)	Amount is recorded in equity in earnings (losses) on the consolidated statements of operations.
(2)	Amounts reclassified are recorded in interest expense on the consolidated statement of operations.
(3)	Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.

Item 15(a)

LIFETIME BRANDS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C			COL. D		COL. E
		Additions
Description	Balance at beginning of period	Due to acquisitions	Charged to costs and expenses		Deductions		Balance at end of period
Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$1,158	$—	$786		$(448	)(a)	$1,496
Reserve for sales returns and allowances	5,032	421	4,296	(c)	(3,390	)(b)	6,359

	$6,190	$421	$5,082		$(3,838)		$7,855

Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$648	$—	$594		$(84	)(a)	$1,158
Reserve for sales returns and allowances	5,077	—	4,332	(c)	(4,377	)(b)	5,032

	$5,725	$—	$4,926		$(4,461)		$6,190

Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$697	$—	$127		$(176	)(a)	$648
Reserve for sales returns and allowances	4,603	—	5,110	(c)	(4,636	)(b)	5,077

	$5,300	$—	$5,237		$(4,812)		$5,725

Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$815	$—	$226		$(344	)(a)	$697
Reserve for sales returns and allowances	5,848	—	6,504	(c)	(7,749	)(b)	4,603

	$6,663	$—	$6,730		$(8,093)		$5,300

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Allowances granted.
(c)	Charged to net sales.

S-1