Form 10-Q
period 2019-03-31
LIFETIME BRANDS, INC
filed 2019-05-09
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	LCUT	The NASDAQ Global Select Market

The number of shares of the registrant’s common stock outstanding as of April 30, 2019 was 20,921,967.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,143	$7,647
Accounts receivable, less allowances of $7,264 at March 31, 2019 and $7,855 at December 31, 2018	92,727	125,292
Inventory	187,278	173,601
Prepaid expenses and other current assets	10,897	10,822
Income taxes receivable	3,992	1,442

TOTAL CURRENT ASSETS	301,037	318,804
PROPERTY AND EQUIPMENT, net	26,069	25,762
OPERATING LEASE RIGHT-OF-USE ASSETS	91,837	—
INVESTMENTS	22,185	22,582
INTANGIBLE ASSETS, net	336,434	338,847
DEFERRED INCOME TAXES	438	733
OTHER ASSETS	2,390	1,844

TOTAL ASSETS	$780,390	$708,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$10,757	$1,253
Accounts payable	32,016	38,167
Accrued expenses	48,597	45,456
Current portion of operating lease liability	10,257	—

TOTAL CURRENT LIABILITIES	101,627	84,876
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	10,071	23,339
DEFERRED INCOME TAXES	15,245	15,141
OPERATING LEASE LIABILITIES	96,818	—
INCOME TAXES PAYABLE, LONG-TERM	949	949
REVOLVING CREDIT FACILITY	26,490	42,080
TERM LOAN	252,879	262,694
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at March 31, 2019 and December 31, 2018; shares issued and outstanding: 20,927,517 at March 31, 2019 and 20,764,143 at December 31, 2018	209	208
Paid-in capital	259,304	258,637
Retained earnings	49,499	55,264
Accumulated other comprehensive loss	(32,701)	(34,616)

TOTAL STOCKHOLDERS’ EQUITY	276,311	279,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$780,390	$708,572

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$149,926	$118,169
Cost of sales	95,605	73,082

Gross margin	54,321	45,087
Distribution expenses	15,860	17,822
Selling, general and administrative expenses	40,140	40,175
Restructuring expenses	608	406

Loss from operations	(2,287)	(13,316)
Interest expense	(4,922)	(2,103)
Loss on early retirement of debt	—	(66)

Loss before income taxes and equity in (losses) earnings	(7,209)	(15,485)
Income tax benefit	2,458	3,810
Equity in (losses) earnings, net of taxes	(116)	77

NET LOSS	$(4,867)	$(11,598)

BASIC LOSS PER COMMON SHARE	$(0.24)	$(0.70)

DILUTED LOSS PER COMMON SHARE	$(0.24)	$(0.70)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(4,867)	$(11,598)
Other comprehensive income (loss), net of taxes:
Translation adjustment	1,306	3,380
Derivative fair value adjustment	596	(14)
Effect of retirement benefit obligations	13	18

Other comprehensive income, net of taxes	1,915	3,384

Comprehensive loss	$(2,952)	$(8,214)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(unaudited)

	Common stock		Paid-in	Retained	Accumulated other comprehensive
	Shares	Amount	capital	earnings	loss	Total
BALANCE AT DECEMBER 31, 2017	14,903	$149	$178,909	$60,546	$(29,325)	$210,279
Comprehensive income (loss):
Net loss	—	—	—	(11,598)	—	(11,598)
Translation adjustment	—	—	—	—	3,380	3,380
Derivative fair value adjustment	—	—	—	—	(14)	(14)
Effect of retirement benefit obligations	—	—	—	—	18	18

Total comprehensive loss						(8,214)

Issuance of 5,593,116 shares of common stock for acquisition of Filament, net of equity issuance costs	5,593	56	75,920	—	—	75,976
Restricted shares issued to directors	3	—	—	—	—	—
Net issuance of restricted shares to employees	126	1	(1)	—	—	—
Stock compensation expense	—	—	838	—	—	838
Shares effectively repurchased for required employee withholding taxes	(19)	—	(258)	—	—	(258)
Dividends (1)	—	—	—	(880)	—	(880)

BALANCE AT MARCH 31, 2018	20,606	$206	$255,408	$48,068	$(25,941)	$277,741

	Common stock		Paid-in	Retained	Accumulated other comprehensive
	Shares	Amount	capital	earnings	loss	Total
BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493
Comprehensive income (loss):
Net loss	—	—	—	(4,867)	—	(4,867)
Translation adjustment	—	—	—	—	1,306	1,306
Derivative fair value adjustment	—	—	—	—	596	596
Effect of retirement benefit obligations	—	—	—	—	13	13

Total comprehensive loss						(2,952)

Net issuance of restricted shares to employees	169	1	(1)	—	—	—
Stock compensation expense	—	—	900	—	—	900
Net exercise of stock options	19	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(25)	—	(232)	—	—	(232)
Dividends (1)	—	—	—	(898)	—	(898)

BALANCE AT MARCH 31, 2019	20,927	$209	$259,304	$49,499	$(32,701)	$276,311

(1)	Cash dividends declared per share of common stock were $0.0425 and $0.0425 in 2018 and 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(4,867)	$(11,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,359	4,309
Amortization of financing costs	438	220
Deferred rent	—	370
Non cash lease expense	544	—
Stock compensation expense	907	838
Undistributed equity in losses (earnings), net of taxes	116	(77)
Loss on early retirement of debt	—	66
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	33,097	48,119
Inventory	(13,314)	(17,303)
Prepaid expenses, other current assets and other assets	214	(1,476)
Accounts payable, accrued expenses and other liabilities	(3,475)	(7,050)
Income taxes receivable	(2,550)	—
Income taxes payable	—	(3,880)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,469	12,538

INVESTING ACTIVITIES
Purchases of property and equipment	(1,393)	(2,408)
Filament acquisition, net of cash acquired	—	(217,932)

NET CASH USED IN INVESTING ACTIVITIES	(1,393)	(220,340)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	66,325	73,725
Repayments of revolving credit facility	(82,130)	(123,938)
Proceeds from term loan	—	275,000
Repayment of term loan	(688)	—
Proceeds from short term loan	—	79
Payment of financing costs	—	(11,049)
Payment of equity issuance costs	—	(929)
Payments for capital leases	(6)	(24)
Payments of tax withholding for stock based compensation	(232)	(258)
Cash dividends paid	(906)	(652)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17,637)	211,954

Effect of foreign exchange on cash	57	152
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,504)	4,304

Cash and cash equivalents at beginning of period	7,647	7,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,143	$11,904

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE A — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2018 and 2017, net sales for the third and fourth quarters accounted for 62% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

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

Cost of sales

Cost of sales consists primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties, tooling, and other product procurement related charges.

Prior to January 1, 2019, depreciation associated with certain tooling used to produce products was classified as selling, general and administrative expenses. The amount recorded in cost of sales for the three months ended March 31, 2019 is $0.3 million. The impact on the comparative period presented is diminimis and therefore, the comparative period has not been adjusted to reflect this change in accounting policy.

Distribution expenses

Distribution expenses consist primarily of warehousing expenses and freight-out expenses.

Accounts receivable

The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments. A considerable amount of judgment is required to assess the ultimate potential realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers.

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

Receivable purchase agreement

The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, is reflected as a reduction of accounts receivable in the Company’s condensed consolidated balance sheets at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $25.1 million and $19.6 million of receivables during the three months ended March 31, 2019 and 2018, respectively. A charge of $147,500 and $90,000 related to the sale of the receivables is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

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

The components of inventory were as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Finished goods	$179,618	$165,969
Work in process	208	375
Raw materials	7,452	7,257

Total	$187,278	$173,601

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

For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in selling, general and administrative expenses.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment testing described in Accounting Standards Updated (“ASU”) Topic No. 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. The quantitative impairment test compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, an impairment charge will be recorded to reduce the reporting unit to fair value. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.

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

Leases

The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the condensed consolidated balance sheets. Finance leases were not material to the Company’s condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset may also include any lease payments made, adjusted for any prepaid or accrued rent payments, lease incentives, and initial direct costs incurred. Certain leases may include options to extend or terminate the lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For certain equipment leases, the Company applies a portfolio approach to effectively account for any ROU assets and liabilities. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized.

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

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three months ended March 31, 2019 and 2018, the Company incurred $0.3 million and $0.4 million of Filament restructuring charges, primarily related to severance, of which $1.3 million was accrued at March 31, 2019.

During the three months ended March 31, 2019, the Company incurred $0.3 million of restructuring expense, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations. The Company intends to combine its physical locations in the U.K. in 2019 and expects to incur approximately $1.2 million of additional restructuring and integration charges in 2019. At March 31, 2019, $0.4 million of restructuring charges related to the European restructuring plan were accrued.

Adoption of new accounting pronouncements

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term. The Company adopted this standard using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. Upon adoption, the Company recognized ROU assets and a lease liability of $90.9 million and $104.4 million, respectively. See Note D for additional information on the Company’s adoption of this standard.

Effective January 1, 2019, the Company adopted ASU 2018-02, Income Statement- Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the effect on items within accumulated other comprehensive income (loss) of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. Upon adoption, the Company did not elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

NOTE B —REVENUE

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $692,500 and $545,000 for the three months ended March 31, 2019 and 2018, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

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

Payment terms with customers vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one year. These costs are expensed as incurred and recorded within selling, general and administrative expenses in the condensed consolidated statements of operations. Incidental items that are immaterial in the context of the contract are expensed as incurred.

The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
U.S. Segment
Kitchenware	$69,267	$57,153
Tableware	26,452	25,623
Home Solutions	31,319	13,131

Total U.S. Segment	127,038	95,907

International Segment
Kitchenware	14,136	13,221
Tableware	8,752	9,041

Total International Segment	22,888	22,262

Total net sales	$149,926	$118,169

	Three Months Ended
	March 31,
	2019	2018
United States	$121,409	$91,714
United Kingdom	15,937	15,623
Rest of World	12,580	10,832

Total net sales	$149,926	$118,169

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

The purchase price was allocated based on the Company’s final estimate of the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Accounts receivable	$26,224
Inventory	29,044
Other assets	5,620
Other liabilities	(23,018)
Deferred income tax	(13,881)
Goodwill and other intangibles	270,427

Total allocated value	$294,416

Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes. The goodwill and other intangible assets are primarily included in the U.S. segment. Customer relationships are amortized on a straight-line basis over their estimated useful lives (see Note F).

The three months ended March 31, 2018 included the operations of Filament for the period from March 2, 2018, the date of acquisition, to March 31, 2018. The condensed consolidated statements of operations for the three months ended March 31, 2018 includes $9.3 million of net sales and $1.1 million of net loss from operations contributed by Filament.

Unaudited Pro forma Results

The following table presents the Company’s pro forma consolidated net sales, loss before income taxes and equity in earnings, and net loss for the three months ended March 31, 2018. The unaudited pro forma results include the historical statement of operations information of the Company and of Filament, giving effect to the Filament acquisition and related financing as if they had occurred at the beginning of the period presented.

Three Months Ended March 31, 2018
(in thousands, except per share data)
Net sales	$143,980
Loss before income taxes and equity in earnings	(15,844)
Net loss	(11,868)
Basic and diluted loss per common share	(0.58)

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

NOTE D —LEASES

The Company adopted ASC Topic 842—Leases as of January 1, 2019, using the cumulative effective adjustment method wherein the Company applied the new leases standard at adoption date. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU and operating lease liabilities of approximately $90.9 million and $104.4 million, respectively, as of January 1, 2019. Finance leases are not material to the Company and were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s condensed consolidated statements of operations or cash flows.

The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. ROU assets also include any advance lease payments. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The components of lease costs were as follows:

Three Months Ended March 31, 2019 (in thousands)
Operating lease costs:
Fixed	$4,224

Total	$4,224

Supplemental cash flow information was as follows:

Three Months Ended March 31, 2019 (in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,680

Total	$3,680

Three Months Ended March 31, 2019 (in thousands)
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$94,497

Total	$94,497

The aggregate future lease payments for operating leases as of March 31, 2019 were as follows:

Operating (in thousands)
2019 (excluding the three months ending March 31, 2019)	$12,891
2020	15,251
2021	14,901
2022	15,006
2023	15,210
Thereafter	66,130

Total lease payments	139,389
Less: Interest	(32,314)

Present value of lease liabilities	$107,075

Average lease terms and discount rates were as follows:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8.6
Weighted-average discount rate
Operating leases	6.1%

As of March 31, 2019, the Company has an additional operating lease for the U.K. headquarters and warehouse that has not yet commenced with a present value of $19.4 million. It is anticipated that the operating lease will commence in the second quarter of 2019 with a lease term of 15 years.

NOTE E —INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three month periods ended March 31, 2019 and 2018 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 19.41 and MXN 19.64 at March 31, 2019 and December 31, 2018, respectively. The Company’s proportionate share of Vasconia’s net loss has been translated from MXN to USD using the average exchange rates of MXN 19.24 during the three months ended March 31, 2019 and Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 18.71 during the three months ended March 31, 2018. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $0.3 million and an increase to the investment of $0.7 million during the three months ended March 31, 2019 and 2018, respectively. These translation effects are recorded in accumulated other comprehensive income (loss). Included within prepaid expenses and other current assets at March 31, 2019 and December 31, 2018 are amounts due from Vasconia of $130,000 and $95,000, respectively. Included within accrued expenses and accounts payable at March 31, 2019 and December 31, 2018 are amounts due to Vasconia of $33,000 and $0, respectively.

A summarized statement of income information for Vasconia in USD and MXN is as follows:

	Three Months Ended March 31,
	2019		2018
	(in thousands)
	USD	MXN	USD	MXN
Net sales	$41,494	$798,338	$39,570	$740,406
Gross profit	7,938	152,721	7,119	133,207
Income from operations	1,893	36,426	1,149	21,503
Net loss	(333)	(6,406)	(362)	(6,776)

The Company recorded equity in losses of Vasconia, net of taxes, of $116,000 for the three months ended March 31, 2019 and equity in earnings of Vasconia, net of taxes, of $77,000, for the three months ended March 31, 2018. Equity in earnings for the three months ended March 31, 2018 includes a deferred tax benefit of $0.2 million, due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.

As of March 31, 2019 and December 31, 2018, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $32.7 million and $31.9 million, respectively. The carrying value of the Company’s investment in Vasconia was $22.2 million and $22.6 million as of March 31, 2019 and December 31, 2018, respectively.

NOTE F — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$92,902	$—	$92,902	$93,895	$(2,205)	$—	$91,690
Indefinite-lived intangible assets:
Trade names	58,216	—	58,216	58,216	—	—	58,216
Finite-lived intangible assets:
Licenses	15,847	(9,944)	5,903	15,847	—	(9,825)	6,022
Trade names	43,856	(14,874)	28,982	43,689	—	(13,965)	29,724
Customer relationships	176,235	(30,921)	145,314	175,482	—	(27,538)	147,944
Other	6,534	(1,417)	5,117	6,510	—	(1,259)	5,251

Total	$393,590	$(57,156)	$336,434	$393,639	$(2,205)	$(52,587)	$338,847

NOTE G— DEBT

The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the term loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Based upon its current estimate of Excess Cash Flow, as defined, to be generated in calendar year 2019, the Company expects to prepay approximately $9.5 million of principal in the first quarter of 2020. Accordingly, this estimated amount is recorded in the current maturity of term loan on the condensed consolidated balance sheets. The maximum borrowing under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met.

The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.

At March 31, 2019 and December 31, 2018, borrowings outstanding under the ABL Agreement were $26.5 million and $42.1 million, respectively, and open letters of credit were $3.2 million and $3.4 million, respectively. At March 31, 2019, availability under the ABL Agreement was approximately $109.7 million. Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

At March 31, 2019 and December 31, 2018, $272.3 million and $272.9 million, respectively, was outstanding under the Term Loan. At March 31, 2019, unamortized debt issuance costs of $1.5 million and $7.1 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

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

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at March 31, 2019 ranged from 2.4% to 6.25%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the three months ended March 31, 2019.

The term loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2019 was 6.0%.

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

The Company was in compliance with the covenants of the Debt Agreements at March 31, 2019.

NOTE H- DERIVATIVES

The Company is a party to interest rate swap agreements, with an aggregate notional value of $119.0 million at March 31, 2019. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods.

The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and currently does not have any derivatives that are not designated as hedges.

Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in U.S. dollars. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to our foreign suppliers. The Company does not hedge the translation of foreign currency profits into U.S. dollars, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at March 31, 2019 were $13.5 million. These foreign exchange contracts have been designated as hedges as required in to order to apply hedge accounting.

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate swaps	Prepaid Expenses	$177	$42
	Other assets	656	157
Foreign exchange contracts	Prepaid Expenses	$122	$—

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

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2019	2018
Interest rate swaps	$634	$—
Foreign exchange contracts	122	—

The amounts of the loss related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of loss	2019	2018
Foreign exchange contracts	Selling, general and administrative expense	$—	$(1,515)

NOTE I — STOCK COMPENSATION

Option Awards

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2019 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2019	1,548,825	$13.87
Exercises	(25,000)	2.19
Cancellations	(4,500)	13.05
Expirations	(31,000)	16.53

Options outstanding, March 31, 2019	1,488,325	14.01	3.8	$219,700

Options exercisable, March 31, 2019	1,273,686	$13.91	3.0	$219,700

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2019. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2019 and the exercise price.

Total unrecognized stock option compensation expense at March 31, 2019, before the effect of income taxes, was $0.9 million and is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2019 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2019	326,545	$14.63
Grants	118,250	9.40
Vested	(27,610)	13.64
Cancellations	(15,564)	14.52

Non-vested restricted shares, March 31, 2019	401,621	$13.17

Total unrecognized compensation expense remaining	$3,813,000
Weighted-average years expected to be recognized over	2.3

The total fair value of restricted stock that vested during the three months ended March 31, 2019 was $0.3 million.

Performance-based awards

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

A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2019 is as follows:

	Performance- based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2019	339,287	$14.82
Vested	(66,761)	15.69
Cancellations	(22,517)	15.75

Non-vested performance-based awards, March 31, 2019	250,009	$14.50

Total unrecognized compensation expense remaining	$1,956,000
Weighted-average years expected to be recognized over	1.5

(1)	Represents the target number of shares to be issued for each performance-based award.

The total fair value of performance-based awards that vested during the three months ended March 31, 2019 was $0.6 million.

The Company recognized total stock compensation expense of $0.9 million for the three months ended March 31, 2019, of which $0.1 million represents stock option compensation expense and $0.8 million represents restricted stock and performance-based compensation expense. The Company recognized total stock compensation expense of $0.8 million for the three months ended March 31, 2018, of which $0.2 million represents stock option compensation expense and $0.6 million represents restricted stock and performance-based compensation expense.

At March 31, 2019, there were 952,329 shares available for awards that could be granted under the Plan, assuming maximum performance of performance-based awards.

NOTE J—LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three month periods ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except per share amounts)
Net loss– basic and diluted	$(4,867)	$(11,598)
Weighted-average shares outstanding – basic and diluted	20,510	16,601

Basic and diluted loss per common share	$(0.24)	$(0.70)

The computation of diluted loss per common share for the three months ended March 31, 2019 and 2018 excludes 1,901,696 shares and 1,885,711 shares, respectively, related to options to purchase shares and other stock awards. These shares were excluded due to their antidilutive effects.

NOTE K — INCOME TAXES

Income tax benefit of $2.5 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax benefit rates of 34.1% and 24.6%, respectively. The effective rate for the three months ended March 31, 2019 differs from the federal statutory rate of 21% primarily due to state and local taxes and a benefit related to rate changes, partially offset by non-deductible expenses. The effective tax rate for the three months ended March 31, 2018 reflects the reduced U.S. corporate income tax rate, partially offset by non-deductible expenses.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey, Illinois, Georgia and the United Kingdom. The Company’s 2015 U.S. Federal income tax return and New York State tax returns for years 2014-2016 remain under audit with no proposed adjustments as of March 31, 2019.

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three month period ended March 31, 2019. As of March 31, 2018, the estimated value of the Company’s uncertain tax positions was a gross liability of tax and interest of $3.7 million with an expected resolution of its tax positions of $2.8 million within the following twelve months.

NOTE L– BUSINESS SEGMENTS

The Company has two reportable segments, U.S. and International. Prior to October 1, 2018, the U.S. segment was reported as two separate reportable segments, U.S. Wholesale and Retail Direct. The Company changed its reporting structure as of October 1, 2018 to reflect how the Company is managing its operations as well as what the chief operating decision maker reviews to make organizational decisions about resource allocations. Prior period segment information has been recast to reflect the current reportable segment structure of the Company.

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and its internet websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and income (loss) from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net sales
U.S.	$127,038	$95,907
International	22,888	22,262

Total net sales	$149,926	$118,169

Income (loss) from operations
U.S.	$4,386	$(5,540)
International	(1,047)	(3,220)
Unallocated corporate expenses	(5,626)	(4,556)

Loss from operations	$(2,287)	$(13,316)

Depreciation and amortization
U.S.	$5,271	$3,147
International	1,088	1,162

Total depreciation and amortization	$6,359	$4,309

	March 31,	December 31,
	2019	2018
	(in thousands)
Assets
U.S.	$672,658	$604,532
International	97,157	94,210
Unallocated corporate	10,575	9,830

Total assets	$780,390	$708,572

NOTE M — CONTINGENCIES

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

NOTE N — OTHER

Cash dividends

On March 12, 2019, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2019 to shareholders of record on May 1, 2019. As of March 31, 2019, the Company accrued $0.9 million for the payment of this dividend. On February 15, 2019, the Company paid dividends of $0.9 million to shareholders of record on February 1, 2019.

Supplemental cash flow information

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,494	$746
Cash paid for taxes	98	70
Non-cash investing activities:
Translation gain adjustment	$1,306	$3,380

Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(33,727)	$(27,821)
Translation gain during period	1,306	3,380

Balance at end of period	$(32,421)	$(24,441)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$161	$14
Amounts reclassified from accumulated other comprehensive loss: (1)
Settlement of cash flow hedge	29	(14)
Derivative fair value adjustment, net of taxes of $189 and $0 for the three month periods ended March 31, 2019 and 2018, respectively	567	—

Balance at end of period	$757	$—

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,050)	$(1,518)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial losses, net of taxes of $8 and $12 for the three month periods ended March 31, 2019 and 2018, respectively.	13	18

Balance at end of period	$(1,037)	$(1,500)

Total accumulated other comprehensive loss at end of period	$(32,701)	$(25,941)

(1)

Amounts are recorded on the condensed consolidated statement of operations as a component of cost of sales in the three month period ended March 31, 2019 and in interest expense in the three month period ended March 31, 2018.

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2018 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	General economic factors and political conditions;

•	Exit of the United Kingdom from the European Union;

•	Tariffs;

•	Indebtedness and compliance with credit agreements;

•	Seasonality;

•	Liquidity;

•	Interest;

•	Acquisition integration;

•	Competition;

•	Customer practices;

•	Intellectual property, brands and licenses;

•	Goodwill;

•	International operations;

•	Supply chain;

•	Foreign exchange rates;

•	International trade and transportation;

•	Product liability;

•	Regulatory matters;

•	Product development;

•	Reputation;

•	Technology;

•	Personnel;

•	Price fluctuations;

•	Business interruptions;

•	Projections;

•	Fixed costs;

•	Governance; and

•	Acquisitions and investments.

There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ABOUT THE COMPANY

The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve, and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, shears, kitchen scales, thermometers, timers, cookware, pantryware, spice racks, wine accessories, and bakeware) and Tableware (dinnerware, stemware, flatware, wire organization, and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, food storage, neoprene travel products, bath scales, weather instruments, and home décor). In 2018, Kitchenware products and Tableware products accounted for approximately 82% of the Company’s U.S. segment’s net sales and 84% of the Company’s consolidated net sales.

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

BUSINESS SEGMENTS

Effective October 1, 2018, the Company operates in two reportable segments: U.S. and International. The U.S. segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors, as well as directly to consumers through third party and its own internet websites. The International segment consists of certain business operations conducted outside the U.S. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations.

EQUITY INVESTMENTS

The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia, S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI.

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s net loss, net of taxes, as equity in losses in the Company’s condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2019, Vasconia’s Board of Directors is comprised of eleven members of whom the Company has designated three members.

SEASONALITY

The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2018 and 2017, net sales for the third and fourth quarters accounted for 62% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.

RESTRUCTURING

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three months ended March 31, 2019 and 2018, the Company incurred $0.3 million and $0.4 million of Filament restructuring charges, primarily related to severance, of which $1.3 million is accrued at March 31, 2019.

During the three months ended March 31, 2019, the Company incurred $0.3 million of restructuring expense, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations. The Company will combine its physical locations in the U.K. in 2019 and expects to incur approximately $1.2 million of additional restructuring and integration charges in 2019. At March 31, 2019, $0.4 million of restructuring charges related to the European restructuring plan were accrued.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Leases

The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of the operating lease liability and operating lease liabilities, respectively, on the condensed consolidated balance sheets. Finance leases were not material to the Company’s condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with a lease term of 12 months or less are not capitalized.

The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

RESULTS OF OPERATIONS

The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	63.8	61.8

Gross margin	36.2	38.2
Distribution expenses	10.6	15.1
Selling, general and administrative expenses	26.8	34.0
Restructuring expenses	0.4	0.3

Loss from operations	(1.6)	(11.2)
Interest expense	(3.3)	(1.8)
Loss on early retirement of debt	—	(0.1)

Loss before income taxes and equity in (losses) earnings	(4.9)	(13.1)
Income tax benefit	1.6	3.2
Equity in (losses) earnings, net of taxes	(0.1)	0.1

Net loss	(3.4)%	(9.8)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED

MARCH 31, 2018

Net Sales

Net sales for the three months ended March 31, 2019 were $149.9 million, an increase of $31.7 million, or 26.8%, as compared to net sales of $118.2 million for the corresponding period in 2018. The three months ended March 31, 2018 includes sales of $9.3 million from Filament for the period from March 2, 2018, the date of the acquisition

Net sales for the U.S. segment for the three months ended March 31, 2019 were $127.0 million, an increase of $31.1 million, or 32.4%, as compared to net sales of $95.9 million for the corresponding period in 2018.

Net sales for the U.S. segment’s Kitchenware product category were $69.3 million for the three months ended March 31, 2019, an increase of $12.1 million, or 21.2%, as compared to $57.2 million for the corresponding period in 2018. The increase was attributable to the inclusion of Filament for a full quarter in 2019 which added $11.3 million. In addition, higher volume in tools and gadget products was partially offset by lower cutlery product volume.

Net sales for the U.S. segment’s Tableware product category were $26.5 million for the three months ended March 31, 2019, an increase of $0.9 million, or 3.5%, as compared to $25.6 million for the corresponding period in 2018. The increase was primarily attributable to sales within the warehouse club channel, partially offset by sales declines in other channels.

Net sales for the U.S. segment’s Home Solutions product category were $31.3 million for the three months ended March 31, 2019, an increase of $18.2 million, or 138.9%, as compared to $13.1 million for the corresponding period in 2018. The increase was primarily attributable to the inclusion of Filament for a full quarter in 2019 which added $16.9 million. The balance of the increase came from higher volume for both Built and home décor products.

Net sales for the International segment were $22.9 million for the three months ended March 31, 2019, an increase of $0.6 million, or 2.7%, as compared to net sales of $22.3 million for the corresponding period in 2018. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2019 average exchange rates to 2018 local currency amounts, net sales increased approximately 9.9%. The increase, in constant currency, was due to higher volume for kitchenware products which were partially offset by lower tableware products sales. The lower tableware sales reflects the implementation of the plan to de-emphasize low margin private label products.

Gross margin

Gross margin for the three months ended March 31, 2019 was $54.3 million, or 36.2%, as compared to $45.1 million, or 38.2%, for the corresponding period in 2018.

Gross margin for the U.S. segment was $46.3 million, or 36.5%, for the three months ended March 31, 2019, as compared to $37.3 million, or 38.9%, for the corresponding period in 2018. The gross margin decrease reflects the impact of a number of factors, primarily product mix, customer mix and promotional activities.

Gross margin for the International segment was $8.0 million, or 34.9%, for the three months ended March 31, 2019, as compared to $7.7 million, or 34.8%, for the corresponding period in 2018. The benefit of the de-emphasis on low margin private label tableware products was offset by higher sales allowances for kitchenware products.

Distribution expenses

Distribution expenses for the three months ended March 31, 2019 were $15.9 million, as compared to $17.8 million for the corresponding period in 2018. Distribution expenses as a percentage of net sales were 10.6% for the three months ended March 31, 2019, as compared to 15.1% for the three months ended March 31, 2018.

Distribution expenses as a percentage of net sales for the U.S. segment was approximately 10.4% and 15.6% for the three months ended March 31, 2019 and 2018, respectively. The 2019 period reflects $0.2 million of moving expenses to vacate a third-party managed distribution facility used by Filament. The 2018 period includes $2.4 million of expenses related to the relocation to a new west coast company-operated distribution facility. Excluding these one-time costs, distribution expenses as a percentage of net sales would have been 10.2% and 13.1% in the 2019 and 2018 periods, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses, excluding the moving and relocation costs for the U.S. segment, were 12.3% and 14.2% for the three months ended March 31, 2019 and 2018, respectively. The 2019 quarter improvement was due to higher sales volume, synergy savings from the Filament acquisition, and efficiencies from labor reduction initiatives.

Distribution expenses as a percentage of net sales for the International segment were approximately 11.6% and 12.6% for the three months ended March 31, 2019 and 2018, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 13.1% and 15.2% for the three months ended March 31, 2019 and 2018, respectively. The improvement in distribution expenses as a percentage of net sales reflects higher sales volume and fewer prepaid freight shipments. In addition, the 2018 quarter reflects expenses related to storing higher inventory levels.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 were $40.1 million, a decrease of $0.1 million, or 0.2%, as compared to $40.2 million for the corresponding period in 2018.

Selling, general and administrative expenses for the U.S. segment were $28.4 million for the three months ended March 31, 2019, as compared to $27.5 million for the three months ended March 31, 2018. As a percentage of net sales, selling, general and administrative expenses were 22.4% and 28.7% for the three months ended March 31, 2019 and 2018, respectively. The 2019 period reflects the synergy savings from the Filament acquisition. The 2018 quarter includes Filament expenses for only the period beginning March 2, 2018, the date of acquisition.

Selling, general and administrative expenses for the three months ended March 31, 2019 for the International segment were $6.1 million, a decrease of $2.0 million, from $8.1 million for the corresponding period in 2018. The 2019 period includes $0.3 million related to the reorganization of International operations. The 2018 quarter includes $1.8 million of losses related to foreign currency activities, of which $0.4 million related to unrealized mark to market losses.

Unallocated corporate expenses for the three months ended March 31, 2019 were $5.6 million, as compared to $4.6 million for the corresponding period in 2018. The increase reflects the full quarter impact of the Filament acquisition and an increase in legal fees, partially offset by lower acquisition related expenses.

Interest expense

Interest expense for the three months ended March 31, 2019 was $4.9 million, an increase of $2.8 million, from $2.1 million for the three months ended March 31, 2018. The increase in expense was attributable to financing obtained in connection with the acquisition of Filament.

Loss on early retirement of debt

In connection with the financing obtained for the acquisition of Filament, the Company wrote-off $66,000 of the debt issuance costs during the three months ended March 31, 2018.

Income tax benefit

Income tax benefit for the three months ended March 31, 2019 was $2.5 million as compared to $3.8 million for the corresponding period in 2018. The Company’s effective tax rate for the three months ended March 31, 2019 was 34.1% as compared to 24.6% for the corresponding 2018 period. The effective tax rate for the three months ended March 31, 2019 differs from the federal statutory rate of 21% primarily due to state and local taxes and a benefit related to rate changes, partially offset by non-deductible expenses. The effective tax rate for the three months ended March 31, 2018 reflects the reduced statutory U.S. corporate income tax rate, partially offset by non-deductible expenses.

Equity in earnings

Equity in losses of Vasconia, net of taxes, was $116,000 for the three months ended March 31, 2019, as compared to equity in earnings of Vasconia, net of taxes, of $77,000 for the three months ended March 31, 2018. Equity in earnings for the three months ended March 31, 2018 includes a deferred tax benefit of $0.2 million. The deferred tax benefit in 2018 is due to the requirement to record tax benefits for foreign currency translation gains through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $1.9 million for the three months ended March 31, 2019, as compared to $1.1 million for the three months ended March 31, 2018. The increase in income from operations is primarily driven by the kitchenware division.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility under the ABL Agreement, as defined below. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, acquisitions and investments, and payments of principal and interest on its debt.

At March 31, 2019, the Company had cash and cash equivalents of $6.1 million, compared to $7.6 million at December 31, 2018. Working capital was $199.4 million at March 31, 2019, compared to $233.9 million at December 31, 2018. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement was $115.8 million at March 31, 2019.

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended March 31, 2019 inventory turnover was 2.1 times, or 172 days, as compared to 1.9 times, or 193 days, for the three months ended March 31, 2018. An increase in the Company’s consolidated inventory, due to the acquisition of Filament, more than offset a decline in inventory due to the Company’s SKU rationalization and inventory management.

Credit Facilities

The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit facility in the principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the term loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Based upon its current estimate of Excess Cash Flow, as defined, to be generated in calendar year 2019, the Company expects to prepay approximately $9.5 million of principal in the first quarter of 2020. Accordingly, this estimated amount is recorded in the current maturity of term loan on the condensed consolidated balance sheets. The maximum borrowing under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.

At March 31, 2019, borrowings outstanding under the ABL Agreement were $26.5 million and open letters of credit were $3.2 million. At March 31, 2019, availability under the ABL Agreement was approximately $109.7 million. The borrowing capacity under the ABL Agreement depends, in part, on eligible levels of certain current assets comprising the borrowing base and the Company’s ability to meet and maintain a financial ratio, if and when applicable. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

As of March 31, 2019, $272.3 million was outstanding under the Term Loan. At March 31, 2019, unamortized debt issuance costs of $1.5 million and $7.1 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

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

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at March 31, 2019 ranged from 2.4% to 6.25%. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the three months ended March 31, 2019.

The term loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2019 was 6.0%.

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

The Company was in compliance with the covenants of the Debt Agreements at March 31, 2019.

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

The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended March 31, 2019
(in thousands)
Three months ended March 31, 2019	$6,127
Three months ended December 31, 2018	30,876
Three months ended September 30, 2018	22,722
Three months ended June 30, 2018	3,910
Projected synergies	6,063

Total for the four quarters	$69,698

Capital expenditures for the three months ended March 31, 2019 were $1.4 million.

Non-GAAP financial measure

Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G and Item 10(e) of Regulation S-K, each promulgated by the Securities and Exchange Commission. This measure is provided because management of the Company uses this financial measure in evaluating the Company’s on-going financial results and trends, and management believes that exclusion of certain items allows for more accurate comparison of the Company’s operating performance by investors and analysts. Management also uses this non-GAAP information as an indicator of business performance. Consolidated adjusted EBITDA, as discussed above, is also one of the measures used to calculate financial covenants required to be provided to the Company’s lenders pursuant to its Debt Agreements.

Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, the Company’s financial performance measures prepared in accordance with GAAP. Further, the Company’s non-GAAP information may be different from the non-GAAP information provided by other companies including other companies within the home retail industry.

The following is a reconciliation of the net income (loss), as reported, to consolidated adjusted EBITDA, for the four quarters ended March 31, 2019:

	Three Months Ended				Twelve Months Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	March 31, 2019
	(in thousands)
Net income (loss) as reported	$(6,057)	$5,948	$9,987	$(4,867)	$5,011
Subtract out:
Undistributed equity (earnings) losses, net	(155)	(185)	(128)	116	(352)
Add back:
Income tax provision (benefit)	(1,765)	906	7,558	(2,458)	4,241
Interest expense	4,676	5,634	5,591	4,922	20,823
Depreciation and amortization	6,422	6,076	6,522	6,359	25,379
Impairment of goodwill	—	2,205	—	—	2,205
Stock compensation expense	921	1,268	1,108	907	4,204
Contingent consideration fair value adjustment	—	—	(1,774)	—	(1,774)
Unrealized gain on foreign currency contracts	(2,112)	(190)	(33)	—	(2,335)
Other permitted non-cash charges (1)	916	307	—	—	1,223
Acquisition related expenses	391	43	523	151	1,108
Restructuring expenses	395	552	971	608	2,526
Integration charges	110	103	433	174	820
Warehouse relocation	168	55	118	215	556
Projected synergies (2)	—	—	—	—	6,063

Consolidated adjusted EBITDA	$3,910	$22,722	$30,876	$6,127	$69,698

(1)

Other permitted non-cash charges include non-cash purchase accounting adjustments to step-up the fair value of acquired inventory, a permitted exclusion from the Company’s consolidated adjusted EBITDA, pursuant to the Company’s Debt Agreements.

(2)

Projected synergies represents the amount of projected cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies projected by the Company as a result of actions taken through March 31, 2019 or expected to be taken as of March 31, 2019, net of the benefits realized during the twelve months ended March 31, 2019. Projected synergies is a permitted exclusion from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

Accounts Receivable Purchase Agreement

To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”), as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased; and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold to HSBC $25.1 million and $19.6 million of Receivables during the three months ended March 31, 2019 and 2018, respectively. A charge of $147,500 and $90,000 related to the sale of the Receivables is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

Derivatives

The Company is a party to interest rate swap agreements, with an aggregate notional value of $119.0 million at March 31, 2019. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods.

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. Beginning on January 29, 2019 these foreign exchange contracts have been designated as hedges as required in order to apply hedge accounting, and accordingly, the changes in the fair value of these contracts are recorded in accumulated other comprehensive loss in the condensed consolidated statement of stockholders equity. Prior to January 29, 2019 these foreign exchange contracts were not designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in the condensed consolidated statement of operations.

Operating activities

Net cash provided by operating activities was $17.5 million for the three months ended March 31, 2019, as compared to $12.5 million for the corresponding 2018 period. The change in operating cash flow was primarily due to additional cash generated from Filament.

Investing activities

Net cash used in investing activities was $1.4 million and $220.3 million for the three months ended March 31, 2019 and 2018, respectively. The 2018 investing activity includes the cash consideration paid for the acquisition of Filament and capital expenditures related to the Company’s relocation of its west coast distribution facility.

Financing activities

Net cash used in financing activities was $17.6 million for the three months ended March 31, 2019, as compared to net cash provided by financing activities of $212.0 million for the corresponding 2018 period. The change in financing activities was attributable to the repayment of the Company’s former revolving credit facility and borrowings under the Debt Agreements, the proceeds of which were principally used to the finance the acquisition of Filament.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2019, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

The Company implemented the new lease standard under ASC 842 as of January 1, 2019. In connection with these changes, the Company implemented certain modifications to internal controls over financial reporting, including the documentation of the policy regarding the new accounting for leases, implementation of processes to address various judgments and assessments necessary during the life of a lease, as well as implementing new controls to capture the expanded disclosures required under ASC 842.

Except as described above, there have been no other changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
March 1 - March 31, 2019	31,073	$9.22	—	$6,771,467

(1)	The repurchased shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan which allow participants to use shares to satisfy the exercise price of options exercised, certain tax liabilities arising from the exercise of options, and certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.

(2)	On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended March 31, 2019.

Item 6. Exhibits

Exhibit Index

Exhibit No.

31.1	Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay	May 9, 2019
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 9, 2019
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)