Form 10-Q
period 2019-06-30
LIFETIME BRANDS, INC
filed 2019-08-08
CIK 874396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2019 was 21,255,218.

LIFETIME BRANDS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,535	$7,647
Accounts receivable, less allowances of $7,473 at June 30, 2019 and $7,855 at December 31, 2018	91,109	125,292
Inventory	205,607	173,601
Prepaid expenses and other current assets	12,724	10,822
Income taxes receivable	10,690	1,442

TOTAL CURRENT ASSETS	330,665	318,804
PROPERTY AND EQUIPMENT, net	26,563	25,762
OPERATING LEASE RIGHT-OF-USE ASSETS	109,757	—
INVESTMENTS	20,935	22,582
INTANGIBLE ASSETS, net	331,314	338,847
DEFERRED INCOME TAXES	122	733
OTHER ASSETS	3,345	1,844

TOTAL ASSETS	$822,701	$708,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$13,261	$1,253
Accounts payable	48,495	38,167
Accrued expenses	50,966	45,456
Current portion of operating lease liability	11,163	—

TOTAL CURRENT LIABILITIES	123,885	84,876
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	10,055	23,339
DEFERRED INCOME TAXES	15,103	15,141
OPERATING LEASE LIABILITIES	114,630	—
INCOME TAXES PAYABLE, LONG-TERM	949	949
REVOLVING CREDIT FACILITY	44,913	42,080
TERM LOAN	250,062	262,694
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $.01 par value, shares authorized: 50,000,000 at June 30, 2019 and December 31, 2018; shares issued and outstanding: 21,255,218 at June 30, 2019 and 20,764,143 at December 31, 2018	213	208
Paid-in capital	260,461	258,637
Retained earnings	37,090	55,264
Accumulated other comprehensive loss	(34,660)	(34,616)

TOTAL STOCKHOLDERS’ EQUITY	263,104	279,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$822,701	$708,572

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$142,536	$148,651	$292,462	$266,820
Cost of sales	98,517	96,573	194,122	169,655

Gross margin	44,019	52,078	98,340	97,165
Distribution expenses	15,541	14,942	31,401	32,764
Selling, general and administrative expenses	40,850	40,042	80,990	80,217
Restructuring expenses	173	395	781	801

Loss from operations	(12,545)	(3,301)	(14,832)	(16,617)
Interest expense	(4,694)	(4,676)	(9,616)	(6,779)
Loss on early retirement of debt	—	—	—	(66)

Loss before income taxes and equity in (losses) earnings	(17,239)	(7,977)	(24,448)	(23,462)
Income tax benefit	5,795	1,765	8,253	5,575
Equity in (losses) earnings, net of taxes	(69)	155	(185)	232

NET LOSS	$(11,513)	$(6,057)	$(16,380)	$(17,655)

BASIC LOSS PER COMMON SHARE	(0.56)	$(0.30)	(0.80)	$(0.96)

DILUTED LOSS PER COMMON SHARE	(0.56)	$(0.30)	(0.80)	$(0.96)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(11,513)	$(6,057)	$(16,380)	$(17,655)
Other comprehensive loss, net of taxes:
Translation adjustment	(2,953)	(5,489)	(1,647)	(2,109)
Net change in cash flow hedges	982	(263)	1,578	(277)
Effect of retirement benefit obligations	12	17	25	35

Other comprehensive loss, net of taxes	(1,959)	(5,735)	(44)	(2,351)

Comprehensive loss	$(13,472)	$(11,792)	$(16,424)	$(20,006)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(unaudited)

	Common stock		Paid-in	Retained	Accumulated other
Six Months Ended June 30, 2018	Shares	Amount	capital	earnings	comprehensive loss	Total
BALANCE AT DECEMBER 31, 2017	14,903	$149	$178,909	$60,546	$(29,325)	$210,279
Comprehensive loss:
Net loss	—	—	—	(11,598)	—	(11,598)
Translation adjustment	—	—	—	—	3,380	3,380
Derivative fair value adjustment	—	—	—	—	(14)	(14)
Effect of retirement benefit obligations	—	—	—	—	18	18

Total comprehensive loss						(8,214)

Issuance of 5,593,116 shares of common stock for acquisition of Filament, net of equity issuance costs	5,593	56	75,920	—	—	75,976
Restricted shares issued to directors	3	—	—	—	—	—
Net issuance of restricted shares to employees	126	1	(1)	—	—	—
Stock compensation expense	—	—	838	—	—	838
Shares effectively repurchased for required employee withholding taxes	(19)	—	(258)	—	—	(258)
Dividends (1)	—	—	—	(880)	—	(880)

BALANCE AT MARCH 31, 2018	20,606	206	255,408	48,068	(25,941)	277,741
Comprehensive loss:
Net loss	—	—	—	(6,057)	—	(6,057)
Translation adjustment	—	—	—	—	(5,489)	(5,489)
Derivative fair value adjustment	—	—	—	—	(263)	(263)
Effect of retirement benefit obligations	—	—	—	—	17	17

Total comprehensive loss						(11,792)

Filament net equity issuance costs adjustment	—	—	(6)			(6)
Restricted shares issued to directors	54	—	—	—	—	—
Net issuance of restricted shares to employees	93	1	(1)	—	—	—
Stock compensation expense	—	—	921	—	—	921
Shares effectively repurchased for required employee withholding taxes	(12)	—	(140)	—	—	(140)
Dividends (1)	—	—	—	(885)	—	(885)

BALANCE AT JUNE 30, 2018	20,741	207	256,182	41,126	(31,676)	265,839

	Common stock		Paid-in	Retained	Accumulated other
Six Months Ended June 30, 2019	Shares	Amount	capital	earnings	comprehensive loss	Total
BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493
Comprehensive loss:
Net loss	—	—	—	(4,867)	—	(4,867)
Translation adjustment	—	—	—	—	1,306	1,306
Net change in cash flow hedges	—	—	—	—	596	596
Effect of retirement benefit obligations	—	—	—	—	13	13

Total comprehensive loss						(2,952)

Net issuance of restricted shares to employees	169	1	(1)	—	—	—
Stock compensation expense	—	—	900	—	—	900
Net exercise of stock options	19	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(25)	—	(232)	—	—	(232)
Dividends (1)	—	—	—	(898)	—	(898)

BALANCE AT MARCH 31, 2019	20,927	$209	$259,304	$49,499	$(32,701)	$276,311
Comprehensive loss:
Net loss	—	—	—	(11,513)	—	(11,513)
Translation adjustment	—	—	—	—	(2,953)	(2,953)
Net change in cash flow hedges	—	—	—	—	982	982
Effect of retirement benefit obligations	—	—	—	—	12	12

Total comprehensive loss						(13,472)

Restricted shares issued to directors	61	1	(1)	—	—	—
Net issuance of restricted shares to employees	250	3	(3)	—	—	—
Stock compensation expense	—	—	1,186	—	—	1,186
Net exercise of stock options	34	—	133	—	—	133
Shares effectively repurchased for required employee withholding taxes	(17)	—	(158)	—	—	(158)
Dividends (1)	—	—	—	(896)	—	(896)

BALANCE AT JUNE 30, 2019	21,255	$213	$260,461	$37,090	$(34,660)	$263,104

(1)	Cash dividends declared per share of common stock were $0.085 and $0.085 in the six months ended June 30, 2018 and 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(16,380)	$(17,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,649	10,731
Amortization of financing costs	876	663
Deferred rent	—	368
Non-cash lease expense	1,156	—
Stock compensation expense	2,100	1,759
Undistributed equity in losses (earnings), net of taxes	185	(232)
Loss on early retirement of debt	—	66
SKU Rationalization	8,500	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	34,184	41,441
Inventory	(40,900)	(39,555)
Prepaid expenses, other current assets and other assets	(1,568)	(185)
Accounts payable, accrued expenses and other liabilities	15,587	5,170
Income taxes receivable	(9,247)	(4,095)
Income taxes payable	—	(4,242)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,142	(5,766)

INVESTING ACTIVITIES
Purchases of property and equipment	(3,867)	(3,168)
Filament acquisition, net of cash acquired	—	(217,932)

NET CASH USED IN INVESTING ACTIVITIES	(3,867)	(221,100)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	136,455	126,283
Repayments of revolving credit facility	(133,497)	(161,173)
Proceeds from term loan	—	275,000
Repayments of term loan	(1,375)	(688)
Proceeds from short term loan	—	79
Payments on short term loan	—	(71)
Payment of financing costs	—	(11,154)
Payment of equity issuance costs	—	(936)
Payments for capital leases	(12)	(24)
Payments of tax withholding for stock based compensation	(390)	(398)
Proceeds from exercise of stock options	133	—
Cash dividends paid	(1,786)	(1,535)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(472)	225,383

Effect of foreign exchange on cash	85	(118)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,888	(1,601)
Cash and cash equivalents at beginning of period	7,647	7,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,535	$5,999

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring accruals, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”).

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Cost of sales

Cost of sales consists primarily of costs associated with the production and procurement of products, inbound freight costs, purchasing costs, royalties, tooling, and other product procurement related charges.

Prior to January 1, 2019, depreciation associated with certain tooling used to produce products was classified as selling, general and administrative expenses. The amount recorded in cost of sales for the three and six months ended June 30, 2019 was $0.4 million and $0.7 million, respectively. The impact on the comparative periods presented is de minimis and therefore, the comparative periods have not been adjusted to reflect this change in accounting policy.

The Company implemented programs to improve the productivity of its inventory and simplify its U.S. business. In connection therewith, it initiated a stock keeping unit rationalization (“SKU Rationalization”) initiative to identify inventory to discontinue from active status, consistent with the objectives of these programs.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

During the three months ended June 30, 2019, the Company recorded an $8.5 million charge to cost of sales associated with the SKU Rationalization initiative. The inventory affected represents approximately 8% of its consolidated inventory.

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

The Company also maintains an allowance for anticipated customer deductions. The allowances for deductions are primarily based on contracts with customers. However, in certain cases, the Company does not have a formal contract and, therefore, customer deductions are non-contractual. To evaluate the reasonableness of non-contractual customer deductions, the Company analyzes currently available information and historical trends of deductions.

Receivable purchase agreement

The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, is reflected as a reduction of accounts receivable in the Company’s condensed consolidated balance sheets at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $24.1 million and $49.2 million of receivables during the three and six months ended June 30, 2019, respectively, and $19.1 million and $38.7 million of receivables during the three and six months ended June 30, 2018, respectively. Charges of $138,500 and $286,000 related to the sale of the receivables are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. Charges of $99,000 and $189,000 related to the sale of receivables are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

The components of inventory were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Finished goods	$197,310	$165,969
Work in process	97	375
Raw materials	8,200	7,257

Total	$205,607	$173,601

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

Derivatives

The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging. ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges is included in accumulated other comprehensive loss and subsequently recognized in the Company’s condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes in the fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the Company’s condensed statements of operations.

Goodwill, intangible assets and long-lived assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time. As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment testing described in Accounting Standards Update (“ASU”) Topic No. 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment, it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. The quantitative impairment test compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, an impairment charge will be recorded to reduce the reporting unit to fair value. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.4 million, respectively, of Filament restructuring charges, primarily related to severance, of which $0.1 million was accrued at June 30, 2019. During the three and six months ended June 30, 2018, the Company incurred $0.4 million and $0.8 million, respectively, of Filament restructuring charges, primarily related to severance, of which $0.4 million was accrued at June 30, 2018.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.4 million of restructuring expense, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations. The Company will combine its physical locations in the U.K. in 2019 and expects to incur approximately $1.1 million of additional restructuring and integration charges in 2019. At June 30, 2019, $0.6 million of restructuring charges related to the European restructuring plan were accrued.

Adoption of new accounting pronouncements

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and an ROU asset for the right to use the underlying asset for the lease term. The Company adopted this standard using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. Upon adoption, the Company recognized ROU assets and a lease liability of $90.9 million and $104.4 million, respectively. See Note D – Leases for additional information on the Company’s adoption of this standard.

Effective January 1, 2019, the Company adopted ASU 2018-02, Income Statement- Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the effect on items within accumulated other comprehensive income (loss) of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. Upon adoption, the Company did not elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income (loss) to retained earnings.

NOTE B —REVENUE

The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.6 million and $1.3 million for the three and six months ended June 30, 2019, respectively, and $0.8 million and $1.3 million for the three and six months ended June 30, 2018, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

The Company offers various sales incentives and promotional programs to its wholesale customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements represent forms of variable consideration and an estimate of sales returns are reflected as reductions in net sales in the Company’s condensed consolidated statements of operations. These estimates are based on historical experience and other known factors or as the most likely amount in a range of possible outcomes. On a quarterly basis, variable consideration is assessed on a portfolio approach in estimating the extent to which the components of variable consideration are constrained.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
U.S. Segment
Kitchenware	$65,625	$134,892
Tableware	28,759	55,211
Home Solutions	28,708	60,027

Total U.S.Segment	123,092	250,130

International Segment
Kitchenware	12,376	26,512
Tableware	7,068	15,820

Total International Segment	19,444	42,332

Total net sales	$142,536	$292,462

United States	$116,683	$238,092
United Kingdom	14,775	30,712
Rest of World	11,078	23,658

Total net sales	$142,536	$292,462

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes. The goodwill and other intangible assets are primarily included in the U.S. segment. Customer relationships are amortized on a straight-line basis over their estimated useful lives (see Note F – Intangible Assets).

The three and six months ended June 30, 2018 included the operations of Filament for the period from March 2, 2018, the date of acquisition, to June 30, 2018. The condensed consolidated statements of operations for the three months ended June 30, 2018 include $29.3 million of net sales and $0.4 million of net loss from operations contributed by Filament. The condensed consolidated statements of operations for the six months ended June 30, 2018, include $38.6 million of net sales and $1.5 million of net loss from operations contributed by Filament.

Unaudited Pro forma Results

The following table presents the Company’s pro forma consolidated net sales, loss before income taxes and equity in earnings and net loss for the three and six months ended June 30, 2018. The unaudited pro forma results include the historical statements of operations information of the Company and of Filament, giving effect to the Filament acquisition and related financing as if they had occurred at the beginning of the periods presented.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	(in thousands, except per share data)
Net sales	$148,651	$292,631
Loss before income taxes and equity in earnings	(6,694)	(22,904)
Net loss	(5,092)	(17,235)
Basic and diluted loss per common share	(0.25)	(0.85)

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

NOTE D — LEASES

The Company adopted ASC 842 as of January 1, 2019, using the cumulative effective adjustment method wherein the Company applied the new leases standard at the adoption date. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840 – Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU assets and operating lease liabilities of approximately $90.9 million and $104.4 million, respectively, as of January 1, 2019. Finance leases are not material to the Company and were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s condensed consolidated statements of operations or cash flows.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. The Company’s lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. ROU assets also include any advance lease payments. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The components of lease costs for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs:
Fixed	$4,907	$9,131

Total	$4,907	$9,131

Supplemental cash flow information for the three and six months ended June 30, 2019 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,295	$7,975

Total	$4,295	$7,975

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$20,991	$115,488

Total	$20,991	$115,488

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

The aggregate future lease payments for operating leases as of June 30, 2019 were as follows (in thousands):

Operating
2019 (excluding the six months ending June 30, 2019)	$9,952
2020	17,461
2021	17,102
2022	17,178
2023	17,343
Thereafter	88,825

Total lease payments	167,861
Less: Interest	(42,068)

Present value of lease liabilities	$125,793

Average lease terms and discount rates were as follows:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	9.6
Weighted-average discount rate
Operating leases	6.2%

NOTE E —INVESTMENTS

The Company owns approximately a 30% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2019 and 2018 in the accompanying condensed consolidated statements of operations. The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 19.19 and MXN 19.64 at June 30, 2019 and December 31, 2018, respectively. The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the average exchange rates of MXN 19.11 and MXN 19.38 during the three months ended June 30, 2019 and 2018, respectively, and MXN 19.11 to MXN 19.24 and MXN 18.71 to MXN 19.38 during the six months ended June 30, 2019 and 2018, respectively. The effect of the translation of the Company’s investment resulted in a decrease to the investment of $1.5 million during the six months ended June 30, 2019 and a decrease to the investment of $1.1 million during the six months ended 2018. These translation effects are recorded in accumulated other comprehensive loss. Included within prepaid expenses and other current assets at June 30, 2019 and December 31, 2018 are amounts due from Vasconia of $159,000 and $95,000, respectively. Included within accrued expenses and accounts payable at June 30, 2019 and December 31, 2018 are amounts due to Vasconia of $68,000 and $0, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Summarized statement of income information for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended
	June 30,
	2019		2018
	USD	MXN	USD	MXN
Net sales	$37,040	$707,837	$48,061	$931,329
Gross profit	9,291	177,552	9,986	193,517
Income from operations	2,805	53,601	3,655	70,827
Net (Loss) Income	(178)	(3,407)	2,457	47,621

	Six Months Ended
	June 30,
	2019		2018
	USD	MXN	USD	MXN
Net Sales	$78,534	$1,506,175	$87,630	$1,671,735
Gross Profit	17,229	330,273	17,105	326,724
Income from operations	4,698	90,027	4,804	92,330
Net (Loss) Income	(511)	(9,813)	2,095	40,845

The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $(69,000) and $(185,000) for the three and six months ended June 30, 2019, respectively. The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $155,000 and $232,000 for the three and six months ended June 30, 2018, respectively. Equity in (losses) earnings for the three and six months ended June 30, 2018 includes deferred tax expense of $(501,000) and $(306,000), respectively, due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive loss, with a corresponding adjustment to deferred tax liabilities.

As of June 30, 2019 and December 31, 2018, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $34.2 million and $31.9 million, respectively. The carrying value of the Company’s investment in Vasconia was $20.9 million and $22.6 million as of June 30, 2019 and December 31, 2018, respectively.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE F — INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2019			December 31, 2018
		Accumulated				Accumulated
	Gross	Amortization	Net	Gross	Impairment	Amortization	Net
Goodwill	$92,637	$—	$92,637	$93,895	$(2,205)	$—	$91,690
Indefinite-lived intangible assets:
Trade names	58,216	—	58,216	58,216	—	—	58,216
Finite-lived intangible assets:
Licenses	15,847	(10,059)	5,788	15,847	—	(9,825)	6,022
Trade names	43,559	(15,545)	28,014	43,689	—	(13,965)	29,724
Customer relationships	175,396	(33,691)	141,705	175,482	—	(27,538)	147,944
Other	6,508	(1,554)	4,954	6,510	—	(1,259)	5,251

Total	$392,163	$(60,849)	$331,314	$393,639	$(2,205)	$(52,587)	$338,847

NOTE G — DEBT

The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Based upon its current estimate of Excess Cash Flow, as defined, to be generated in calendar year 2019, the Company expects to prepay approximately $12.0 million of principal in the first quarter of 2020. Accordingly, this estimated amount is recorded in the current maturity of term loan on the condensed consolidated balance sheets. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan.

At June 30, 2019 and December 31, 2018, borrowings outstanding under the ABL Agreement were $44.9 million and $42.1 million, respectively, and open letters of credit were $3.2 million and $3.4 million, respectively. At June 30, 2019, availability under the ABL Agreement was approximately $101.9 million. Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

At June 30, 2019 and December 31, 2018, $271.6 million and $272.9 million, respectively, was outstanding under the Term Loan. At June 30, 2019, unamortized debt issuance costs of $1.5 million and $6.8 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

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

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at June 30, 2019 ranged from 2.4% to 6.25%. In addition, the Company paid a commitment fee that ranged from 0.250% to 0.375% on the unused portion of the ABL Agreement during the six months ended June 30, 2019.

The term loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2019 was 5.9%.

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

The Company was in compliance with the covenants of the Debt Agreements at June 30, 2019.

NOTE H — DERIVATIVES

The Company is a party to interest rate swap agreements with an aggregate notional value of $100.0 million at June 30, 2019. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods. In June 2019, the Company entered into new interest rate swap agreements, with an aggregate notional value of $25.0 million at June 30, 2019. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and currently does not have any foreign currency forward contract derivatives that are not designated as hedges.

Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at June 30, 2019 was $9.0 million. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.

The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swaps	Prepaid Expenses	$460	$42
	Other Assets	1,372	157
Foreign exchange contracts	Prepaid Expenses	370	—

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swaps	Other Assets	$350	$—

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

The amounts of gains and (losses) related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive loss, net of taxes, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives designated as hedging instruments	2019	2018	2019	2018
Interest rate swaps, net of taxes	$748	$(263)	$1,224	$(277)
Foreign exchange contracts, net of taxes	234	—	354	—

	$982	$(263)	$1,578	$(277)

Gains or losses on the interest rate swaps, designated as hedges, will be reclassified into earnings as interest expense as the interest on the debt is recognized. During the three and six months ended June 30, 2019 and June 30, 2018, the Company recognized $0.1 million and $0.2 million of interest expense related to the interest rate swaps, respectively.

Gains or losses on the foreign exchange contracts will be reclassified into cost of sales as the hedged merchandise purchases are sold. The amount recorded as a gain in cost of sales for the three and six months ended June 30, 2019 was $0.1 million.

The amounts of the gains and (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2019	2018	2019	2018
Interest rate swaps	Interest expense	$350	—	$350	—
Foreign exchange contracts	Selling, general and administrative expense	—	$1,468	—	$(47)

NOTE I — STOCK COMPENSATION

Option Awards

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2019 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2019	1,548,825	$13.87
Grants	296,500	9.21
Exercises	(75,000)	4.28
Cancellations	(6,750)	13.34
Expirations	(68,125)	15.57

Options outstanding, June 30, 2019	1,695,450	13.41	4.9	$87,425

Options exercisable, June 30, 2019	1,212,172	$14.27	3.1	$87,425

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2019. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2019 and the exercise price.

Total unrecognized stock option compensation expense at June 30, 2019, before the effect of income taxes, was $1.7 million and is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2019 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2019	326,545	$14.63
Grants	437,997	9.26
Vested	(145,049)	14.49
Cancellations	(24,362)	13.99

Non-vested restricted shares, June 30, 2019	595,131	$10.74

Total unrecognized compensation expense remaining	$5,904,000
Weighted-average years expected to be recognized over	1.8

The fair value of restricted stock that vested during the six months ended June 30, 2019 was $1.4 million.

Performance shares

Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals, as determined by the Compensation Committee, by the end of the performance period. The shares are subject to the terms and conditions of the Company’s Amended and Restated 2000 Long Term Incentive Plan (the “Plan”).

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2019 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2019	339,287	$14.82
Grants	156,775	9.21
Vested	(66,761)	15.69
Cancellations	(25,767)	15.46

Non-vested performance-based awards, June 30, 2019	403,534	$12.45

Total unrecognized compensation expense remaining	$3,037,000
Weighted-average years expected to be recognized over	1.9

(1)	Represents the target number of shares to be issued for each performance-based award.

The total fair value of performance-based awards that vested during the six months ended June 30, 2019 was $0.6 million.

The Company recognized total stock compensation expense of $1.2 million for the three months ended June 30, 2019, of which $0.1 million represents stock option compensation expense and $1.1 million represents restricted stock and performance-based stock compensation expense. For the six months ended June 30, 2019, the Company recognized total stock compensation expense of $2.1 million, of which $0.3 million represents stock option compensation expense and $1.8 million represents restricted stock and performance-based stock compensation expense. The Company recognized total stock compensation expense of $0.9 million for the three months ended June 30, 2018, of which $0.2 million represents stock option compensation expense and $0.7 million represents restricted stock and performance-based stock compensation expense. For the six months ended June 30, 2018, the Company recognized total stock compensation expense of $1.8 million, of which $0.4 million represents stock option compensation expense and $1.4 million represents restricted stock and performance-based stock compensation expense.

At June 30, 2019, there were 152,342 shares available for awards that could be granted under the Plan, assuming maximum performance of performance-based awards.

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE J —LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted loss per common share adjusts net loss and basic loss per common share for the effect of all potentially dilutive shares of the Company’s common stock. The calculations of basic and diluted loss per common share for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net loss– basic and diluted	$(11,513)	$(6,057)	$(16,380)	$(17,655)
Weighted-average shares outstanding – basic and diluted	20,545	20,327	20,527	18,474
Basic and diluted loss per common share	$(0.56)	$(0.30)	$(0.80)	$(0.96)

The computation of diluted loss per common share for the three and six months ended June 30, 2019 excludes 2,147,690 shares and 1,882,113 shares, respectively, related to options to purchase shares and other stock awards. The computation of diluted loss per common share for the three and six months ended June 30, 2018 excludes 1,990,536 shares and 1,938,124 shares, respectively, related to options to purchase shares and other stock awards. These shares were excluded due to their antidilutive effects.

NOTE K— INCOME TAXES

Income tax benefit of $5.8 million and $8.3 million for the three and six months ended June 30 2019, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax benefit rates of 33.6% and 33.8%, respectively. The effective rates for the three and six months ended June 30, 2019 differs from the federal statutory rate of 21% primarily due to state and local taxes and the impact of non-deductible expenses.

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

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey, Illinois, Georgia and the United Kingdom. The Company’s 2015 U.S. Federal income tax return and New York State tax returns for years 2014-2016 remain under audit with no proposed adjustments as of June 30, 2019.

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended June 30, 2019 and June 30, 2018.

NOTE L – BUSINESS SEGMENTS

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and its internet websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and loss from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

The Company implemented its SKU Rationalization initiative to improve the productivity of its inventory and simplify its U.S. business. During the three months ended June 30, 2019, the Company recorded an $8.5 million charge to cost of sales associated with the SKU Rationalization initiative, which negatively impacted loss from operations for the U.S. segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net sales
U.S.	$123,092	$128,985	$250,130	$224,892
International	19,444	19,666	42,332	41,928

Total net sales	$142,536	$148,651	$292,462	$266,820

Loss from operations
U.S.	$(4,678)	$1,968	$(292)	$(3,572)
International	(2,868)	(204)	(3,915)	(3,424)
Unallocated corporate expenses	(4,999)	(5,065)	(10,625)	(9,621)

Loss from operations	$(12,545)	$(3,301)	$(14,832)	$(16,617)

Depreciation and amortization
U.S.	$5,210	$5,292	$10,481	$8,439
International	1,080	1,130	2,168	2,292

Total depreciation and amortization	$6,290	$6,422	$12,649	$10,731

	June 30,	December 31,
	2019	2018
	(in thousands)
Assets
U.S.	$684,229	$604,532
International	117,295	94,210
Unallocated corporate	21,177	9,830

Total Assets	$822,701	$708,572

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE M — CONTINGENCIES

Wallace Silversmiths de Puerto Rico, Ltd. (“WSPR”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List.

On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy, which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater damage at and from the Site and to determine the nature of the remedial action needed. The EPA requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR consented to the EPA’s access request, subject to PRIDCO’s consent, as the property owner.

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

On July 19, 2019, WSPR’s counsel received an email from the US Department of Justice attorney representing the EPA with respect to the Site providing, as a courtesy, information relating to a public meeting to be held on July 30, 2019, in San German concerning the EPA’s proposed plan for a second operable unit. The EPA is accepting public comments on the proposed remedy, which is estimated to cost $17.3 million and includes in situ treatment and monitored nature attenuation of groundwater. The public comment period lasts for 30 days and ends on August 11, 2019. However, any member of the public can request a mandatory 30 day extension.

WSPR never used the primary constituents of concern and did not take up its tenancy at the Site until after EPA had discovered the damage to the local water supply. EPA has also issued notices of potential liability to numerous other entities affiliated with the Site, which used the constituents of concern. Accordingly, based on the above uncertainties and variables, it is not possible at this time for the Company to estimate its share of liability, if any, related to this matter. However, in the event of one or more definitive claims because of property damage asserted against the Company and adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

NOTE N — OTHER

Cash dividends

Dividends declared in the six months ended June 30, 2019 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 12, 2019	May 1, 2019	May 15, 2019
$0.0425	June 27, 2019	August 1, 2019	August 15, 2019

On February 15, 2019 and May 15, 2019, the Company paid dividends of $0.9 million and $0.9 million to shareholders of record on February 1, 2019 and May 1, 2019, respectively. In the six months ended June 30, 2019, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on August 15, 2019.

On August 6, 2019, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on November 15, 2019 to shareholders of record on November 1, 2019.

Supplemental cash flow information

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,066	$5,614
Cash paid for taxes	993	2,763
Non-cash investing activities:
Translation loss adjustment	$(1,647)	$(2,109)

LIFETIME BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(unaudited)

Components of accumulated other comprehensive loss, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(32,421)	$(24,441)	$(33,727)	$(27,821)
Translation loss during period	(2,953)	(5,489)	(1,647)	(2,109)

Balance at end of period	$(35,374)	$(29,930)	$(35,374)	$(29,930)

Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$757	$—	$161	$14
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge	(52)	—	(23)	(14)
Change in unrealized gains (losses)	1,034	(263)	1,601	(263)

Net change in cash flow hedges, net of taxes of $306, $88, $495, and $88	982	(263)	1,578	(277)

Balance at end of period	$1,739	$(263)	$1,739	$(263)

Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,037)	$(1,500)	$(1,050)	$(1,518)
Amounts reclassified from accumulated other comprehensive loss: (1)
Amortization of actuarial losses, net of taxes	12	17	25	35

Balance at end of period	$(1,025)	$(1,483)	$(1,025)	$(1,483)

Total accumulated other comprehensive loss at end of period	$(34,660)	$(31,676)	$(34,660)	$(31,676)

(1)	Amounts are recorded in selling, general and administrative expense on the condensed consolidated statements of operations.

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2018 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:

•	General economic factors and political conditions;

•	Exit of the United Kingdom from the European Union;

•	Tariffs;

•	Indebtedness and compliance with credit agreements;

•	Seasonality;

•	Liquidity;

•	Interest;

•	Acquisition integration;

•	Competition;

•	Customer practices;

•	Intellectual property, brands and licenses;

•	Goodwill;

•	International operations;

•	Supply chain;

•	Foreign exchange rates;

•	International trade and transportation;

•	Product liability;

•	Regulatory matters;

•	Product development;

•	Stock keeping unit rationalization (“SKU Rationalization”) initiative;

•	Reputation;

•	Technology;

•	Personnel;

•	Price fluctuations;

•	Business interruptions;

•	Projections;

•	Fixed costs;

•	Governance; and

•	Acquisitions and investments.

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

On March 2, 2018, the Company completed the acquisition of Taylor Holdco LLC and its subsidiaries (doing business as Filament Brands) (“Filament”). Filament primarily designs, markets and distributes consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products, and select outdoor products. The six months ended June 30, 2018 include the operations of Filament for the period from March 2, 2018 to June 30, 2018.

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

The Company accounts for its investment in Vasconia using the equity method of accounting and has recorded its proportionate share of Vasconia’s results of operations as equity in earnings or losses in the Company’s condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2019, Vasconia’s Board of Directors is comprised of twelve members of whom the Company has designated three members.

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

RESTRUCTURING

In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.4 million, respectively, of Filament restructuring charges, primarily related to severance, of which $0.1 million was accrued at June 30, 2019. During the three and six months ended June 30, 2018, the Company incurred $0.4 million and $0.8 million, respectively, of Filament restructuring charges, primarily related to severance, of which $0.4 million was accrued at June 30, 2018.

During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.4 million of restructuring expense, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations. The Company will combine its physical locations in the U.K. in 2019 and expects to incur approximately $1.1 million of additional restructuring and integration charges in 2019. At June 30, 2019, $0.6 million of restructuring charges related to the European restructuring plan were accrued.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is an update to the corresponding critical accounting policies and estimates set forth in the Company’s 2018 Annual Report on Form 10-K. Except as modified below, there have been no material changes to the Company’s critical accounting policies and estimates discussed in the 2018 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.

Cost of Sales

The Company implemented programs to improve the productivity of its inventory and simplify its U.S. business. In connection therewith, it initiated a SKU Rationalization initiative to identify inventory to discontinue from active status, consistent with the objectives of these programs. During the three months ended June 30, 2019, the Company recorded an $8.5 million charge to cost of sales associated with the SKU Rationalization initiative. The inventory affected represents approximately 8% of its consolidated inventory.

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.1	65.0	66.4	63.6

Gross margin	30.9	35.0	33.6	36.4
Distribution expenses	10.9	10.1	10.7	12.3
Selling, general and administrative expenses	28.7	26.9	27.7	30.1
Restructuring expenses	0.1	0.3	0.3	0.3

Loss from operations	(8.8)	(2.2)	(5.1)	(6.2)
Interest expense	(3.3)	(3.1)	(3.3)	(2.5)

Loss before income taxes and equity in (losses) earnings	(12.1)	(5.3)	(8.4)	(8.7)
Income tax benefit	4.1	1.2	2.8	2.1
Equity in (losses) earnings, net of taxes	—	0.1	(0.1)	0.1

Net loss	(8.0)%	(4.0)%	(5.7)%	(6.5)%

MANAGEMENT’S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED

JUNE 30, 2018

Net Sales

Consolidated net sales for the three months ended June 30, 2019 were $142.5 million, a decrease of $6.2 million, or 4.2%, as compared to net sales of $148.7 million for the corresponding period in 2018. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2019 average rates to 2018 local currency amounts, net sales decreased $5.0 million, or 3.4%, as compared to consolidated net sales in the corresponding period in 2018.

Net sales for the U.S. segment for the three months ended June 30, 2019 were $123.1 million, a decrease of $5.9 million, or 4.6%, as compared to net sales of $129.0 million for the corresponding period in 2018.

Net sales for the U.S. segment’s Kitchenware product category were $65.6 million for the three months ended June 30, 2019, a decrease of $2.8 million, or 4.1%, as compared to $68.4 million for the corresponding period in 2018. The decrease was attributable to decreases for cutlery, bakeware, pantryware, partially offset by increases for tools and gadgets and Taylor branded kitchenware. The decrease was attributable to lower volume, including higher sales allowances, for certain brick and mortar retailers, partially offset by higher e-commerce sales.

Net sales for the U.S. segment’s Tableware product category were $28.8 million for the three months ended June 30, 2019, a decrease of $6.5 million, or 18.4%, as compared to $35.3 million for the corresponding period in 2018. The decrease was primarily attributable to certain retailer programs not repeating in 2019 and the expected timing of other programs. In addition, volume declines for certain brick and mortar retailers were partially offset by higher e-commerce sales.

Net sales for the U.S. segment’s Home Solutions product category were $28.7 million for the three months ended June 30, 2019, an increase of $3.4 million, or 13.4%, as compared to $25.3 million for the corresponding period in 2018. The increase reflects increased volumes in the hydration products category.

Net sales for the International segment were $19.4 million for the three months ended June 30, 2019, which was consistent with net sales of $19.7 million for the corresponding period in 2018. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $0.9 million, or 4.6%, as compared to consolidated net sales in the corresponding period in 2018. The increase, in constant currency, is primarily due to an increase in sales to e-commerce retailers.

Gross margin

Gross margin for the three months ended June 30, 2019 was $44.0 million, or 30.9%, as compared to $52.1 million, or 35.0%, for the corresponding period in 2018.

Gross margin for the U.S. segment was $36.7 million, or 29.8%, for the three months ended June 30, 2019, as compared to $45.5 million, or 35.3%, for the corresponding period in 2018. The gross margin decrease reflects an $8.5 million charge for the SKU Rationalization initiative, offset by a $0.9 million non-recurring inventory step-up charge related to the acquisition of Filament in the 2018 period. Excluding the SKU Rationalization and step-up charges, gross margin would have been 36.7% and 36.0% in the 2019 and 2018 periods, respectively. The increase in margin is attributable to changes in customer and product mix.

Gross margin for the International segment was $7.3 million, or 37.6%, for the three months ended June 30, 2019, as compared to $6.6 million, or 33.4%, for the corresponding period in 2018. The increase was primarily attributable to lower sales allowances, and the de-emphasis of lower margin private label tableware product lines.

Distribution expenses

Distribution expenses for the three months ended June 30, 2019 were $15.5 million, as compared to $14.9 million for the corresponding period in 2018. Distribution expenses as a percentage of net sales were 10.9% for the three months ended June 30, 2019, as compared to 10.1% for the three months ended June 30, 2018.

Distribution expenses as a percentage of net sales for the U.S. segment were approximately 10.4% and 9.5% for the three months ended June 30, 2019 and 2018, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses (excluding the moving and relocation costs for the U.S. segment) were 11.8% and 10.5% for the three months ended June 30, 2019 and 2018, respectively. The increase is primarily attributable to lower shipment volume, higher real estate taxes and an increase in freight expense on higher sales to prepaid freight customers.

Distribution expenses as a percentage of net sales for the International segment were 13.9% for the three months ended June 30, 2019, which was consistent with distribution expenses as a percentage of net sales of 13.8%, for the corresponding period in 2018. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses approximated 14% for both the three months ended June 30, 2019 and 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were $40.9 million, an increase of $0.9 million, or 2.2%, as compared to $40.0 million for the corresponding period in 2018.

Selling, general and administrative expenses for the U.S. segment were $28.9 million for the three months ended June 30, 2019, as compared to $30.9 million for the three months ended June 30, 2018. As a percentage of net sales, selling, general and administrative expenses were 23.5% and 24.0% for the three months ended June 30, 2019 and 2018, respectively. The 2019 period reflects the synergy savings from the Filament acquisition, primarily from efficiencies in labor reduction initiatives.

Selling, general and administrative expenses for the three months ended June 30, 2019 for the International segment were $7.0 million, an increase of $3.0 million, from $4.0 million for the corresponding period in 2018. Of the increase, $2.1 million represented the absence of a mark to market gain from foreign currency contracts in 2018. Additionally, the Company commenced an operating lease for its new U.K. headquarters and warehouse as part of its reorganization plan to consolidate its European operations and incurred $0.5 million in duplicative operating lease expense.

Unallocated corporate expenses for the three months ended June 30, 2019 were $5.0 million, as compared to $5.1 million for the corresponding period in 2018. Lower employee related and acquisition expenses were partially offset by higher professional fees.

Interest expense

Interest expense was $4.7 million for both the three months ended June 30, 2019 and the corresponding period in 2018. This reflects the benefit of lower debt balances offset by higher interest rates, and a benefit from mark to market changes from interest rate swaps not designated as hedges.

Income tax benefit

Income tax benefit for the three months ended June 30, 2019 was $5.8 million as compared to $1.8 million for the corresponding period in 2018. The Company’s effective tax rate for the three months ended June 30, 2019 was 33.6% as compared to 22.1% for the corresponding 2018 period. The effective tax rate for the three months ended June 30, 2019 differs from the federal statutory rate of 21% primarily due to state and local taxes and the impact of non-deductible expenses. The effective tax rate for the three months ended June 30, 2018 reflects the reduced statutory U.S. corporate income tax rate, partially offset by non-deductible expenses.

Equity in (losses) earnings

Equity in (losses) earnings of Vasconia, net of taxes, was $(0.1) million for the three months ended June 30, 2019, as compared to equity in (losses) earnings of Vasconia, net of taxes, of $0.2 million for the three months ended June 30, 2018. Equity in (losses) earnings for the three months ended June 30, 2018 includes a deferred tax expense of $(0.5) million due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive loss, with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $2.8 million for the three months ended June 30, 2019, as compared to income from operations of $3.7 million for the three months ended June 30, 2018. The decrease in income from operations is primarily due to a decrease in operating income from the aluminum division.

MANAGEMENT’S DISCUSSION AND ANALYSIS

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED

JUNE 30, 2018

Net Sales

Consolidated net sales for the six months ended June 30, 2019 were $292.5 million, an increase of $25.7 million, or 9.6%, as compared to net sales of $266.8 million for the corresponding period in 2018. The six months ended June 30, 2018 includes sales of $38.6 million from Filament for the period from March 2, 2018, the date of the acquisition. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $28.2 million, or 10.7%, as compared to consolidated net sales in the corresponding period in 2018.

Net sales for the U.S. segment for the six months ended June 30, 2019 were $250.1 million, an increase of $25.2 million, or 11.2%, as compared to net sales of $224.9 million for the corresponding period in 2018.

Net sales for the U.S. segment’s Kitchenware product category were $134.9 million for the six months ended June 30, 2019, an increase of $9.4 million, or 7.5%, as compared to $125.5 million for the corresponding period in 2018. The increase was primarily attributable to the inclusion of Filament for a full six months in 2019, which added $11.3 million of net sales. This was offset by lower sales for cutlery, bakeware, and pantryware. The reduction in sales of these products were partially offset by increases in tools and gadgets product sales. In addition, volume declines for certain brick and mortar retailers were partially offset by higher e-commerce sales.

Net sales for the U.S. segment’s Tableware product category were $55.2 million for the six months ended June 30, 2019, a decrease of $5.7 million, or 9.4%, as compared to $60.9 million for the corresponding period in 2018. The decrease was primarily attributable to certain retailer programs, including close-outs, not repeating in 2019. In addition, volume declines for certain brick and mortar retailers were partially offset by higher e-commerce sales.

Net sales for the U.S. segment’s Home Solutions product category were $60.0 million for the six months ended June 30, 2019, an increase of $21.5 million, or 55.8%, as compared to $38.5 million for the corresponding period in 2018. The increase was primarily attributable to the inclusion of Filament for a full six months in 2019, which added $16.9 million of net sales. In addition, hydration products volume increased in the 2019 period.

Net sales for the International segment were $42.3 million for the six months ended June 30, 2019, an increase of $0.4 million, or 1.0%, as compared to net sales of $41.9 million for the corresponding period in 2018. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $2.9 million, or 7.4%, as compared to consolidated net sales in the corresponding period in 2018. The International segment increase reflects an increase in sales from the e-commerce retailer channel.

Gross margin

Gross margin for the six months ended June 30, 2019 was $98.3 million, or 33.6%, as compared to $97.2 million, or 36.4%, for the corresponding period in 2018.

Gross margin for the U.S. segment was $83.0 million, or 33.2%, for the six months ended June 30, 2019, as compared to $82.9 million, or 36.8%, for the corresponding period in 2018. The gross margin decrease reflects an $8.5 million charge for the SKU Rationalization initiative, offset by the $1.2 million non-recurring inventory step-up charge incurred in the six month period in 2018. Excluding the SKU Rationalization and step-up charges, gross margin would have been 36.6% and 37.4% in the 2019 and 2018 periods, respectively. The decrease was attributable to changes in customer and product mix.

Gross margin for the International segment was $15.3 million, or 36.2%, for the six months ended June 30, 2019, as compared to $14.3 million, or 34.2%, for the corresponding period in 2018. The increase in gross margin is primarily attributable to the de-emphasis of lower margin private label tableware product lines.

Distribution expenses

Distribution expenses for the six months ended June 30, 2019 were $31.4 million, as compared to $32.8 million for the corresponding period in 2018. Distribution expenses as a percentage of net sales were 10.7% for the six months ended June 30, 2019, as compared to 12.3% for the six months ended June 30, 2018.

Distribution expenses as a percentage of net sales for the U.S. segment were approximately 10.4% and 12.1% for the six months ended June 30, 2019 and 2018, respectively. Distribution expenses in the 2019 and 2018 periods include $0.2 million and $2.6 million, respectively, of costs related to the Company’s facility relocations. As a percentage of sales shipped from the Company’s warehouses, distribution expenses, excluding the moving and relocation costs for the U.S. segment, were 11.3% and 11.6% for the six months ended June 30, 2019 and 2018, respectively.

Distribution expenses as a percentage of net sales for the International segment were approximately 12.8% and 13.3% for the six months ended June 30, 2019 and 2018, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 12.7% and 13.9% for the six months ended June 30, 2019 and 2018, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2019 were $81.0 million, an increase of $0.8 million, or 1.0%, as compared to $80.2 million for the corresponding period in 2018.

Selling, general and administrative expenses for the U.S. segment were $57.0 million for the six months ended June 30, 2019, as compared to $58.3 million for the six months ended June 30, 2018. As a percentage of net sales, selling, general and administrative expenses were 22.8% and 25.9% for the six months ended June 30, 2019 and 2018, respectively. The 2019 period reflects the synergy savings from the Filament acquisition, primarily from efficiencies in labor reduction initiatives. The 2018 period includes Filament from the date of acquisition only.

Selling, general and administrative expenses for the six months ended June 30, 2019 for the International segment were $13.4 million, an increase of $1.1 million, from $12.3 million for the corresponding period in 2018. The increase primarily reflects the absence of a mark to market gain from foreign currency contracts in 2018. Additionally, the Company commenced an operating lease for its new U.K. headquarters and warehouse as part of its reorganization plan to consolidate its European operations and incurred $0.5 million in duplicative operating lease expense.

Unallocated corporate expenses for the six months ended June 30, 2019 were $10.6 million, as compared to $9.6 million for the corresponding period in 2018. The increase is attributed to an increase in professional fees, partially offset by lower acquisition related expenses.

Interest expense

Interest expense for the six months ended June 30, 2019 was $9.6 million, an increase of $2.8 million, from $6.8 million for the six months ended June 30, 2018. The increase reflects higher interest rates on debt during the 2019 period, which was partially offset by lower debt balances.

Income tax benefit

Income tax benefit for the six months ended June 30, 2019 was $8.3 million as compared to $5.6 million for the corresponding period in 2018. The Company’s effective tax rate for the six months ended June 30, 2019 was 33.8%, as compared to 23.8% for the corresponding 2018 period. The effective tax rate for the six months ended June 30, 2019 differs from the federal statutory rate of 21% primarily due to state and local taxes and the impact of non-deductible expenses. The effective tax rate for the six months ended June 30, 2018 reflects the reduced statutory U.S. corporate income tax rate, partially offset by non-deductible expenses.

Equity in (losses) earnings

Equity in (losses) earnings of Vasconia, net of taxes, was $(0.2) million for the six months ended June 30, 2019, as compared to equity in (losses) earnings of Vasconia, net of taxes, of $0.2 million for the six months ended June 30, 2018. Equity in (losses) earnings for the six months ended June 30, 2018 includes a deferred tax expense of $(0.3) million due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive loss, with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $4.7 million for the six months ended June 30, 2019, as compared to $4.8 million for the six months ended June 30, 2018.

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

At June 30, 2019, the Company had cash and cash equivalents of $10.5 million, compared to $7.6 million at December 31, 2018. Working capital was $206.8 million at June 30, 2019, compared to $233.9 million at December 31, 2018. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $112.4 million at June 30, 2019.

Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. In addition, recent tariff increases resulted in higher inventory carrying costs at June 30, 2019. For the three months ended June 30, 2019, inventory turnover, adjusted for the SKU Rationalization initiative, was 1.8 times, or 203 days, as compared to 2.1 times, or 177 days, for the three months ended June 30, 2018. The Company expects the SKU Rationalization initiative to generate increased liquidity through the sale of inventory during the third and fourth quarter of 2019. Liquidation of low-margin products should improve inventory turnover rates and reduce overall carrying costs.

Credit Facilities

The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Based upon its current estimate of Excess Cash Flow, as defined, to be generated in calendar year 2019, the Company expects to prepay approximately $12.0 million of principal in the first quarter of 2020. Accordingly, this estimated amount is recorded in the current maturity of term loan on the condensed consolidated balance sheets. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met.

One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan.

At June 30, 2019, borrowings outstanding under the ABL Agreement were $39.8 million and open letters of credit were $3.2 million. At June 30, 2019, availability under the ABL Agreement was approximately $101.9 million. The borrowing capacity under the ABL Agreement depends, in part, on eligible levels of certain current assets comprising the borrowing base and the Company’s ability to meet and maintain a financial ratio, if and when applicable. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.

As of June 30, 2019, $271.6 million was outstanding under the Term Loan. At June 30, 2019, unamortized debt issuance costs of $1.5 million and $6.8 million offset the short-term and long-term outstanding balances, respectively, of the Term Loan.

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

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at June 30, 2019 ranged from 2.4% to 6.25%. In addition, the Company paid a commitment fee that ranged from 0.250% to 0.375% on the unused portion of the ABL Agreement during the six months ended June 30, 2019.

The term loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2019 was 5.9%.

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

The Company was in compliance with the covenants of the Debt Agreements at June 30, 2019.

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

The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended June 30, 2019
(in thousands)
Three months ended June 30, 2019	$4,306
Three months ended March 31, 2019	6,127
Three months ended December 31, 2018	30,876
Three months ended September 30, 2018	22,722
Pro forma projected synergies	4,763

Consolidated adjusted EBITDA, before limitation	68,794
Permitted non-recurring charge limitation	(8,008)

Consolidated adjusted EBITDA	$60,786

Capital expenditures for the six months ended June 30, 2019 were $3.9 million.

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

The following is a reconciliation of the net income (loss), as reported, to consolidated adjusted EBITDA, for the four quarters ended June 30, 2019:

					Twelve
	Three Months Ended				Months Ended June 30, 2019
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
	(in thousands)
Net income (loss) as reported	$5,948	$9,987	$(4,867)	$(11,513)	$(445)
Undistributed equity (earnings) losses, net	(185)	(128)	116	69	(128)
Income tax provision (benefit)	906	7,558	(2,458)	(5,795)	211
Interest expense	5,634	5,591	4,922	4,694	20,841
Depreciation and amortization	6,076	6,522	6,359	6,290	25,247
Impairment of goodwill	2,205	—	—	—	2,205
Stock compensation expense	1,268	1,108	907	1,193	4,476
Contingent consideration fair value adjustment	—	(1,774)	—	—	(1,774)
Unrealized gain on foreign currency contracts	(190)	(33)	—	—	(223)
Other permitted non-cash charges (1)	307	—	—	—	307
SKU Rationalization	—	—	—	8,500	8,500
Acquisition related expenses	43	523	151	—	717
Restructuring expenses (2)	552	971	608	173	2,304
Integration charges (2)	103	433	174	695	1,405
Warehouse relocation (2)	55	118	215	—	388
Projected synergies (3)	—	—	—	—	4,763

Consolidated adjusted EBITDA, before limitation	$22,722	$30,876	$6,127	$4,306	$68,794

Permitted non-recurring charge limitation (2)					(8,008)

Consolidated adjusted EBITDA					$60,786

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

(3)

Projected synergies represents the amount of projected cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies projected by the Company as a result of actions taken through June 30, 2019 or expected to be taken as of June 30, 2019, net of the benefits realized during the twelve months ended June 30, 2019. Projected synergies is a permitted exclusion from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

Accounts Receivable Purchase Agreement

To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased; and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold to HSBC $24.1 million and $49.2 million of Receivables during the three and six months ended June 30, 2019, respectively, and $19.1 million and $38.7 million of Receivables during the three and six months ended June 30, 2018, respectively. Charges of $138,500 and $286,000 related to the sale of the Receivables are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2019, respectively. Charges of $99,000 and $189,000 related to the sale of the Receivables are included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively.

Derivatives

The Company is a party to interest rate swap agreements with an aggregate notional value of $100 million at June 30, 2019. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods. In June 2019, the Company entered into new interest rate swap agreements, with an aggregate notional value of $25.0 million at June 30, 2019. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.

The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. Beginning on January 29, 2019, these foreign exchange contracts have been designated as hedges as required in order to apply hedge accounting, and accordingly, the changes in the fair value of these contracts are recorded in accumulated other comprehensive loss in the condensed consolidated statements of stockholders equity. Prior to January 29, 2019, these foreign exchange contracts were not designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts are recorded in the condensed consolidated statements of operations.

Operating activities

Net cash provided by operating activities was $7.1 million for the six months ended June 30, 2019, as compared to net cash used in operating activities of $5.8 million for the corresponding 2018 period. The increase in 2019 as compared to 2018 was primarily attributable to favorable timing of the payment of accounts payable and accrued expenses as well as additional cash generated from Filament.

Investing activities

Net cash used in investing activities was $3.9 million and $221.1 million for the six months ended June 30, 2019 and 2018, respectively. The 2018 investing activity includes the cash consideration paid for the acquisition of Filament.

Financing activities

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2019, as compared to net cash provided by financing activities of $225.4 million for the corresponding 2018 period. The change in financing activities was attributable to the new Debt Agreements entered into in order to finance the acquisition of Filament in 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2018 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2019, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Except as described above, there have been no other changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Wallace Silversmiths de Puerto Rico, Ltd. (“WSPR”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the United States Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List.

On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy, which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated capital cost for its selected remedy is $7.3 million. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater damage at and from the Site and to determine the nature of the remedial action needed. The EPA requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR consented to the EPA’s access request, subject to PRIDCO’s consent, as the property owner.

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

On July 19, 2019, WSPR’s counsel received an email from the US Department of Justice attorney representing the EPA with respect to the Site providing, as a courtesy, information relating to a public meeting to be held on July 30, 2019, in San German concerning the EPA’s proposed plan for a second operable unit. The EPA is accepting public comments on the proposed remedy, which is estimated to cost $17.3 million and includes in situ treatment and monitored nature attenuation of groundwater. The public comment period lasts for 30 days and ends on August 11, 2019. However, any member of the public can request a mandatory 30 day extension.

WSPR never used the primary constituents of concern and did not take up its tenancy at the Site until after EPA had discovered the damage to the local water supply. EPA has also issued notices of potential liability to numerous other entities affiliated with the Site, which used the constituents of concern. Accordingly, based on the above uncertainties and variables, it is not possible at this time for the Company to estimate its share of liability, if any, related to this matter. However, in the event of one or more definitive claims because of property damage asserted against the Company and adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none such litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
April 1 - April 30, 2019	2,972	$9.33	—	$6,771,467
May 1 - May 31, 2019	255	9.52	—	6,771,467
June 1 - June 30, 2019	30,021	8.73	—	6,771,467

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

(2)

On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the six months ended June 30, 2019.

Item 6. Exhibits

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit No.

10.1	Amended and Restated Employment Agreement dated June 27, 2019 between Lifetime Brands, Inc. and Jeffrey Siegel (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019)

31.1	Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay	August 8, 2019
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 8, 2019
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)