Form 10-Q
period 2019-09-30
LIFETIME BRANDS, INC
filed 2019-11-07
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-19254
__________________________
LIFETIME BRANDS, INC.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	11-2682486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Stewart Avenue, Garden City, New York, 11530
(Address of principal executive offices) (Zip Code)
(516) 683-6000
(Registrant’s telephone number, including area code)
__________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2019 was 21,256,793.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,761	$7,647
Accounts receivable, less allowances of $9,345 at September 30, 2019 and $7,855 at December 31, 2018	161,935	125,292
Inventory	229,947	173,601
Prepaid expenses and other current assets	9,842	10,822
Income taxes receivable	—	1,442
TOTAL CURRENT ASSETS	406,485	318,804
PROPERTY AND EQUIPMENT, net	28,229	25,762
OPERATING LEASE RIGHT-OF-USE ASSETS	108,323	—
INVESTMENTS	20,347	22,582
INTANGIBLE ASSETS, net	316,343	338,847
DEFERRED INCOME TAXES	80	733
OTHER ASSETS	3,925	1,844
TOTAL ASSETS	$883,732	$708,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$4,264	$1,253
Accounts payable	67,784	38,167
Accrued expenses	58,252	45,456
Income taxes payable	4,420	—
Current portion of operating lease liabilities	10,741	—
TOTAL CURRENT LIABILITIES	145,461	84,876
DEFERRED RENT & OTHER LONG-TERM LIABILITIES	10,987	23,339
DEFERRED INCOME TAXES	14,947	15,141
OPERATING LEASE LIABILITIES	113,506	—
INCOME TAXES PAYABLE, LONG-TERM	949	949
REVOLVING CREDIT FACILITY	91,212	42,080
TERM LOAN	258,745	262,694
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at September 30, 2019 and December 31, 2018; shares issued and outstanding: 21,256,793 at September 30, 2019 and 20,764,143 at December 31, 2018	213	208
Paid-in capital	261,959	258,637
Retained earnings	22,634	55,264
Accumulated other comprehensive loss	(36,881)	(34,616)
TOTAL STOCKHOLDERS’ EQUITY	247,925	279,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$883,732	$708,572
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$215,502	$209,448	$507,964	$476,268
Cost of sales	142,561	135,663	336,683	305,318
Gross margin	72,941	73,785	171,281	170,950
Distribution expenses	18,537	16,612	49,938	49,376
Selling, general and administrative expenses	37,389	42,113	118,379	122,330
Restructuring expenses	338	552	1,119	1,353
Impairment of goodwill	9,748	2,205	9,748	2,205
Income (loss) from operations	6,929	12,303	(7,903)	(4,314)
Interest expense	(5,172)	(5,634)	(14,788)	(12,413)
Loss on early retirement of debt	—	—	—	(66)
Income (loss) before income taxes and equity in (losses) earnings	1,757	6,669	(22,691)	(16,793)
Income tax (provision) benefit	(15,066)	(906)	(6,813)	4,669
Equity in (losses) earnings, net of taxes	(210)	185	(395)	417
NET (LOSS) INCOME	$(13,519)	$5,948	$(29,899)	$(11,707)
BASIC (LOSS) INCOME PER COMMON SHARE	$(0.66)	$0.29	$(1.46)	$(0.61)
DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.66)	$0.29	$(1.46)	$(0.61)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(13,519)	$5,948	$(29,899)	$(11,707)
Other comprehensive loss, net of taxes:
Translation adjustment	(2,385)	124	(4,032)	(1,985)
Net change in cash flow hedges	151	(381)	1,729	(658)
Effect of retirement benefit obligations	13	19	38	54
Other comprehensive loss, net of taxes	(2,221)	(238)	(2,265)	(2,589)
Comprehensive (loss) income	$(15,740)	$5,710	$(32,164)	$(14,296)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(unaudited)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Nine Months Ended September 30, 2018	Shares	Amount
BALANCE AT DECEMBER 31, 2017	14,903	$149	$178,909	$60,546	$(29,325)	$210,279
Comprehensive loss:
Net loss	—	—	—	(11,598)	—	$(11,598)
Translation adjustment	—	—	—	—	3,380	3,380
Derivative fair value adjustment	—	—	—	—	(14)	(14)
Effect of retirement benefit obligations	—	—	—	—	18	18
Total comprehensive loss						(8,214)
Issuance of 5,593,116 shares of common stock for acquisition of Filament, net of equity issuance costs	5,593	56	75,920	—	—	75,976
Restricted shares issued to directors	3	—	—	—	—	—
Net issuance of restricted shares to employees	126	1	(1)	—	—	—
Stock compensation expense	—	—	838	—	—	838
Shares effectively repurchased for required employee withholding taxes	(19)	—	(258)	—	—	(258)
Dividends (1)	—	—	—	(880)	—	(880)
BALANCE AT MARCH 31, 2018	20,606	206	255,408	48,068	(25,941)	277,741
Comprehensive loss:
Net loss	—	—	—	(6,057)	—	$(6,057)
Translation adjustment	—	—	—	—	(5,489)	(5,489)
Derivative fair value adjustment	—	—	—	—	(263)	(263)
Effect of retirement benefit obligations	—	—	—	—	17	17
Total comprehensive loss						(11,792)
Filament net equity issuance costs adjustment	—	—	(6)			(6)
Restricted shares issued to directors	54	—	—	—	—	—
Net issuance of restricted shares to employees	93	1	(1)	—	—	—
Stock compensation expense	—	—	921	—	—	921
Shares effectively repurchased for required employee withholding taxes	(12)	—	(140)	—	—	(140)
Dividends (1)	—	—	—	(885)	—	(885)
BALANCE AT JUNE 30, 2018	20,741	207	256,182	41,126	(31,676)	265,839
Comprehensive income:
Net income	—	—	—	5,948	—	$5,948
Translation adjustment	—	—	—	—	124	124
Derivative fair value adjustment	—	—	—	—	(381)	(381)
Effect of retirement benefit obligations	—	—	—	—	19	19
Total comprehensive income						5,710
Net issuance of restricted shares to employees	25	1	—	—	—	1
Stock compensation expense	—	—	1,268	—	—	1,268
Net exercise of stock options	—	—	142	—	—	142
Shares effectively repurchased for required employee withholding taxes	(4)	—	(45)	—	—	(45)
Dividends (1)	—	—	—	(905)	—	(905)
BALANCE AT SEPTEMBER 30, 2018	20,762	$208	$257,547	$46,169	$(31,914)	$272,010

(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2018 and 2019, respectively.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except per share data)
(unaudited)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Nine Months Ended September 30, 2019	Shares	Amount
BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493
Comprehensive loss:
Net loss	—	—	—	(4,867)	—	$(4,867)
Translation adjustment	—	—	—	—	1,306	1,306
Net change in cash flow hedges	—	—	—	—	596	596
Effect of retirement benefit obligations	—	—	—	—	13	13
Total comprehensive loss						(2,952)
Net issuance of restricted shares to employees	169	1	(1)	—	—	—
Stock compensation expense	—	—	900	—	—	900
Net exercise of stock options	19	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(25)	—	(232)	—	—	(232)
Dividends (1)	—	—	—	(898)	—	(898)
BALANCE AT MARCH 31, 2019	20,927	209	259,304	49,499	(32,701)	276,311
Comprehensive loss:
Net loss	—	—	—	(11,513)	—	$(11,513)
Translation adjustment	—	—	—	—	(2,953)	(2,953)
Net change in cash flow hedges	—	—	—	—	982	982
Effect of retirement benefit obligations	—	—	—	—	12	12
Total comprehensive loss						(13,472)
Restricted shares issued to directors	61	1	(1)	—	—	—
Net issuance of restricted shares to employees	250	3	(3)	—	—	—
Stock compensation expense	—	—	1,186	—	—	1,186
Net exercise of stock options	34	—	133	—	—	133
Shares effectively repurchased for required employee withholding taxes	(17)	—	(158)	—	—	(158)
Dividends (1)	—	—	—	(896)	—	(896)
BALANCE AT JUNE 30, 2019	21,255	213	260,461	37,090	(34,660)	263,104
Comprehensive loss:
Net loss	—	—	—	(13,519)	—	$(13,519)
Translation adjustment	—	—	—	—	(2,385)	(2,385)
Derivative fair value adjustment	—	—	—	—	151	151
Effect of retirement benefit obligations	—	—	—	—	13	13
Total comprehensive loss						(15,740)
Net issuance of restricted shares to employees	1	—	—	—	—	—
Stock compensation expense	—	—	1,498	—	—	1,498
Dividends (1)	—	—	—	(937)	—	(937)
BALANCE AT SEPTEMBER 30, 2019	21,256	$213	$261,959	$22,634	$(36,881)	$247,925
(1)Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2018 and 2019, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(29,899)	$(11,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,771	16,807
Impairment of goodwill	9,748	2,205
Amortization of financing costs	1,312	1,103
Deferred rent	—	357
Non-cash lease expense	1,050	—
Stock compensation expense	3,605	3,027
Undistributed equity in losses (earnings), net of taxes	395	(417)
Loss on early retirement of debt	—	66
SKU Rationalization	8,500	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	(37,343)	(13,245)
Inventory	(66,195)	(51,392)
Prepaid expenses, other current assets and other assets	756	905
Accounts payable, accrued expenses and other liabilities	43,465	29,059
Income taxes receivable	1,442	(2,952)
Income taxes payable	4,434	(4,245)
NET CASH USED IN OPERATING ACTIVITIES	(39,959)	(30,429)
INVESTING ACTIVITIES
Purchases of property and equipment	(7,618)	(5,420)
Filament acquisition, net of cash acquired	—	(217,521)
NET CASH USED IN INVESTING ACTIVITIES	(7,618)	(222,941)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	258,647	203,237
Repayments of revolving credit facility	(208,737)	(210,271)
Proceeds from term loan	—	275,000
Repayments of term loan	(2,063)	(1,375)
Proceeds from short term loan	—	216
Payments on short term loan	—	(206)
Payment of financing costs	—	(11,171)
Payment of equity issuance costs	—	(936)
Payments for capital leases	(18)	(67)
Payments of tax withholding for stock based compensation	(390)	(442)
Proceeds from the exercise of stock options	133	143
Cash dividends paid	(2,693)	(2,405)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,879	251,723
Effect of foreign exchange on cash	(188)	(190)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,886)	(1,837)
Cash and cash equivalents at beginning of period	7,647	7,600
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,761	$5,763
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2018 and 2017, net sales for the third and fourth quarters accounted for 62 % and 60 % of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
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
Prior to January 1, 2019, depreciation associated with certain tooling used to produce products was classified as selling, general and administrative expenses. The amount recorded in cost of sales for the three and nine months ended September 30, 2019 was $0.4 million and $1.1 million, respectively. The impact on the comparative periods presented is immaterial and therefore, the comparative periods have not been adjusted to reflect this change in accounting policy.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
The Company implemented programs to improve the productivity of its inventory and simplify its U.S. business. In connection therewith, it initiated a stock keeping unit rationalization (“SKU Rationalization”) initiative to identify inventory to discontinue from active status, consistent with the objectives of these programs.
During the nine months ended September 30, 2019, the Company recorded an $8.5 million charge to cost of sales associated with the SKU Rationalization initiative. The inventory charge, which was recognized in cost of sales during the three months ended June 30, 2019, represented approximately 8% of the Company's consolidated inventory at June 30, 2019.
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $32.5 million and $81.7 million of receivables during the three and nine months ended September 30, 2019, respectively, and $20.7 million and $59.4 million of receivables during the three and nine months ended September 30, 2018, respectively. Charges of $0.2 million and $0.4 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. Charges of $0.1 million and $0.3 million related to the sale of receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. At September 30, 2019 and September 30, 2018, $17.8 million and $13.6 million, respectively, of receivables sold were outstanding and due to HSBC Bank USA from customers.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
The components of inventory were as follows (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$221,863	$165,969
Work in process	140	375
Raw materials	7,944	7,257
Total	$229,947	$173,601
Fair value of financial instruments
The Company determined that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its revolving credit facility, and term loan approximate fair value since such borrowings bear interest at variable market rates.
Derivatives
The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic No. 815, Derivatives and Hedging. ASC Topic No. 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges that qualify and are designated as part of a hedging relationship are included in accumulated other comprehensive loss and subsequently recognized in the Company’s unaudited condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes in the fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the Company’s unaudited condensed statements of operations.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
During the third quarter of 2019, the Company’s qualitative assessment of goodwill indicated triggering events in its European kitchenware business, which resulted in a $9.7 million non-cash impairment charge. There were no indicators of impairment in the U.S. reporting unit.
See Note F – Intangible assets to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

Leases
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the condensed consolidated balance sheets. Finance leases are not material to the Company’s condensed consolidated balance sheets.
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
For certain equipment leases, the Company applies a portfolio approach to effectively account for any ROU assets and lease liabilities. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
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
In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the nine months ended September 30, 2019, the Company incurred $0.4 million of Filament restructuring charges, primarily related to severance. During the three and nine months ended September 30, 2018, the Company incurred $0.6 million and $1.4 million, respectively, of Filament restructuring charges, primarily related to severance, of which $0.8 million was accrued at September 30, 2018.
During the three and nine months ended September 30, 2019, the Company incurred $0.3 million and $0.7 million of restructuring expense, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations. The Company will combine its physical locations in the U.K. in 2019 and expects to incur approximately $0.7 million of additional restructuring and integration charges in 2019. At September 30, 2019, $0.1 million of restructuring charges related to the European restructuring plan were accrued.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
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
Effective January 1, 2019, the Company adopted ASU 2018-02, Income Statement- Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which addresses the effect on items within accumulated other comprehensive income (loss) of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. Upon adoption, the Company did not elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive (loss) income to retained earnings.
NOTE B —REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.0 million and $2.3 million for the three and nine months ended September 30, 2019, respectively, and $0.9 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
U.S. Segment
Kitchenware	$99,257	$234,149
Tableware	57,332	112,543
Home Solutions	38,610	98,637
Total U.S. Segment	195,199	445,329
International Segment
Kitchenware	16,406	42,918
Tableware	3,897	19,717
Total International Segment	20,303	62,635
Total net sales	$215,502	$507,964
United States	179,565	417,657
United Kingdom	13,985	44,697
Rest of World	21,952	45,610
Total net sales	$215,502	$507,964

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
The three and nine months ended September 30, 2018 included the operations of Filament for the period from March 2, 2018, the date of acquisition, to September 30, 2018. The unaudited condensed consolidated statements of operations for the three months ended September 30, 2018 include $38.6 million of net sales contributed by Filament. The condensed consolidated statements of operations for the nine months ended September 30, 2018, include $77.2 million of net sales contributed by Filament.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
Unaudited Pro forma Results
The following table presents the Company’s pro forma consolidated net sales, income (loss) before income taxes and equity in earnings (losses) and net income (loss) for the three and nine months ended September 30, 2018. The unaudited pro forma results include the historical statements of operations information of the Company and of Filament, giving effect to the Filament acquisition and related financing as if they had occurred at the beginning of the periods presented.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands, except per share data)
Net sales	$209,448	$502,079
Income (loss) before income taxes and equity in earnings (losses)	6,956	(15,416)
Net income (loss)	6,145	(10,671)
Basic and diluted income (loss) per common share	0.30	(0.52)
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
NOTE D — LEASES
The Company adopted ASC 842 as of January 1, 2019, using the cumulative effective adjustment method wherein the Company applied the new leases standard at the adoption date. Accordingly, all periods prior to January 1, 2019 are presented in accordance with the previous ASC Topic 840 – Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU assets and operating lease liabilities of approximately $90.9 million and $104.4 million, respectively, as of January 1, 2019. Finance leases are not material to the Company and were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding assets were already recorded in the balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s condensed consolidated statements of operations or cash flows.
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.
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
The components of lease costs for the three and nine months ended September 30, 2019 were as follows (in thousands):

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs:
Fixed	$4,796	$13,927
Total	$4,796	$13,927
Supplemental cash flow information for the three and nine months ended September 30, 2019 was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,902	$12,877
Total	$4,902	$12,877

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,566	$118,054
Total	$2,566	$118,054
The aggregate future lease payments for operating leases as of September 30, 2019 were as follows (in thousands):

Operating
2019 (excluding the nine months ending September 30, 2019)	$4,922
2020	17,655
2021	17,538
2022	17,642
2023	17,818
Thereafter	88,965
Total lease payments	164,540
Less: Interest	(40,293)
Present value of lease payments	$124,247
Average lease terms and discount rates were as follows:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	8.7
Weighted-average discount rate
Operating leases	6.1%

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
NOTE E —INVESTMENTS
The Company owns approximately a 30 % interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2019 and 2018 in the accompanying unaudited condensed consolidated statements of operations.

The value of the Company's investment balance has been translated from Mexican Pesos ("MXN") to U.S. Dollars ("USD") using the spot rates of MXN 19.71 and MXN 19.64 at September 30, 2019 and December 31, 2018, respectively.
The Company's proportionate share of Vasconia's net (loss) income has been translated from MXN to USD using the following exchange rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average exchange rate (MXN to USD)	19.42	18.94	19.11 - 19.42	18.71-19.38
The effect of the translation of the Company’s investment resulted in a decrease to the investment of $1.8 million during the nine months ended September 30, 2019 and an increase to the investment of $0.8 million during the nine months ended 2018. These translation effects are recorded in accumulated other comprehensive income (loss).

Summarized statement of income information for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended September 30,
	2019		2018
	USD	MXN	USD	MXN
Net sales	$36,566	$710,118	$41,222	$780,938
Gross profit	5,572	108,205	7,762	147,039
(Loss) income from operations	(581)	(11,288)	1,063	20,136
Net Loss	(647)	(12,571)	(1,233)	(23,361)

	Nine Months Ended September 30,
	2019		2018
	USD	MXN	USD	MXN
Net Sales	$115,100	$2,216,293	$128,853	$2,452,673
Gross profit	22,801	438,478	24,867	473,763
Income from operations	4,117	78,739	5,867	112,466
Net (Loss) income	(1,158)	(22,384)	862	17,484
The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $(0.2) million and $(0.4) million for the three and nine months ended September 30, 2019, respectively. The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. Equity in (losses) earnings for the three and nine months ended September 30, 2018 includes deferred tax benefit of $0.6 million and $0.3 million, respectively, due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive (loss) income, with a corresponding adjustment to deferred tax liabilities.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
Included within the Company's condensed consolidated balance sheets are the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	September 30, 2019	December 31, 2018
Amounts due from Vasconia	Prepaid expenses and other current assets	$48	$95
Amounts due to Vasconia	Accrued expenses and Accounts payable	90	—

As of September 30, 2019 and December 31, 2018, the fair value (based upon Vasconia’s quoted stock price) of the Company’s investment in Vasconia was $33.3 million and $31.9 million, respectively. The carrying value of the Company’s investment in Vasconia was $20.3 million and $22.6 million as of September 30, 2019 and December 31, 2018, respectively.
NOTE F — INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands):

	September 30, 2019				December 31, 2018
	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$92,361	$(9,748)	—	$82,613	$93,895	$(2,205)	$—	$91,690
Indefinite-lived intangible assets:
Trade names	58,216	—	—	58,216	58,216	—	—	58,216
Finite-lived intangible assets:
Licenses	15,847	—	(10,173)	5,674	15,847	—	(9,825)	6,022
Trade names	43,193	—	(16,174)	27,019	43,689	—	(13,965)	29,724
Customer relationships	174,366	—	(36,332)	138,034	175,482	—	(27,538)	147,944
Other	6,475	—	(1,688)	4,787	6,510	—	(1,259)	5,251
Total	$390,458	$(9,748)	$(64,367)	$316,343	$393,639	$(2,205)	$(52,587)	$338,847

During the third quarter of 2019, the Company’s qualitative assessment of goodwill indicated triggering events in its European kitchenware reporting unit, resulting in the Company performing a quantitative assessment, that resulted in a $9.7 million non-cash goodwill impairment charge. In the third quarter of 2018 the Company incurred a non-cash goodwill impairment charge of $2.2 million related to the European tableware business.
Furthermore, during the third quarter of 2019 the Company determined its European kitchenware and tableware reporting units had met the criteria to be combined into one reporting unit based on the guidance of ASC Topic No. 350, Intangibles - Goodwill and Other and ASC Topic No. 280, Segment Reporting. As a result of the goodwill impairment charges taken in both the third quarter of 2019 and 2018, the Company wrote off to zero the amount of goodwill associated with the European kitchenware and tableware reporting units, acquired in 2014 and 2011, respectively.

Several impairment indicators for the European kitchenware business were considered by the Company including the continued uncertainties of the macro-environment in Europe as a result of the ongoing Brexit negotiations. In addition, the Company considered the decline in operating performance for the European kitchenware business, which included slower fulfillment of orders and labor inefficiencies associated with setting up the new warehouse in the United Kingdom (“U.K.”). While the warehouse consolidation and integration efforts were substantially complete as of September 30, 2019, the operational improvements anticipated from the consolidation of locations had not yet been fully realized as of September 30, 2019. These factors resulted in a decline in the long-term forecast for the European kitchenware business. The fair value of the business was determined based on a combined income and market approach.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

NOTE G — DEBT

The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which will mature on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. This estimated amount is recorded in the current maturity of term loan on the unaudited condensed consolidated balance sheets. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan.

At September 30, 2019 and December 31, 2018, borrowings outstanding under the ABL Agreement were $91.2 million and $42.1 million, respectively, and open letters of credit were $3.2 million and $3.4 million, respectively. At September 30, 2019, availability under the ABL Agreement was approximately $55.6 million. Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment there under may not represent actual borrowing capacity.
The current and non current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets are presented as follows (in thousands):

	September 30, 2019	December 31, 2018
Current portion of Term Loan facility:
Term Loan facility	$2,750	$2,750
Estimated Excess Cash Flow payment	3,000	—
Unamortized debt issuance costs	(1,486)	(1,497)
Total Current portion of Term Loan facility	$4,264	$1,253

Non Current portion of Term Loan facility:
Term Loan facility	$265,125	$270,188
Unamortized debt issuance costs	(6,380)	(7,493)
Total Non Current portion of Term Loan facility	$258,745	$262,695

The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65 % of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interest consists of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
its domestic subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5 % or one-month LIBOR plus 1%, plus a margin of 0.25 % to 0.75%, or (ii) LIBOR plus a margin of 1.25 % to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at September 30, 2019 ranged from 2.60 % to 6.00%. In addition, the Company paid a commitment fee of 0.250 % to 0.375 % on the unused portion of the ABL Agreement during the nine months ended September 30, 2019.
The term loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.50 % or one-month LIBOR plus 1%, plus a margin of 2.50 % or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2019 was 5.60%.
The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $15.0 million and 10 % of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million and 10 % of the aggregate commitment under the ABL Agreement for forty-five (45) consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2019.
NOTE H — DERIVATIVES
The Company is a party to interest rate swap agreements with an aggregate notional value of $100.0 million at September 30, 2019. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods. In June 2019, the Company entered into new interest rate swap agreements, with an aggregate notional value of $25.0 million at September 30, 2019. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of September 30, 2019, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. The aggregate gross notional value of foreign exchange contracts that were not designated as hedges at September 30, 2018 was $9.7 million.
Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at September 30, 2019 was $4.5 million. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swaps	Prepaid Expenses	$495	$42
	Other Assets	1,479	157
Foreign exchange contracts	Prepaid Expenses	339	—

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swaps	Other Assets	$717	$—
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
The amounts of gains (losses) related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive (loss) income, net of taxes, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2019	2018	2019	2018
Interest rate swaps	$107	$(381)	$1,331	$(658)
Foreign exchange contracts	44	—	398	—
	$151	$(381)	$1,729	$(658)
Gains (losses) on the interest rate swaps, designated as hedges, will be reclassified into earnings as interest expense as the interest on the debt is recognized. During the three and nine months ended September 30, 2019, the Company recognized $(0.1) million and $(0.2) million of interest expense related to the interest rate swaps, respectively. During the three and nine months ended September 30, 2018, the Company recognized $(0.1) million and $(0.3) million of interest expense related to the interest rate swaps, respectively.
Gains (losses) on the foreign exchange contracts will be reclassified into cost of sales as the hedged merchandise purchases are sold. The amount recorded as a gain in cost of sales for the three and nine months ended September 30, 2019 was $0.2 million and $0.3 million, respectively.
The amounts of the gains (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2019	2018	2019	2018
Interest rate swaps	Interest expense	$390	—	$740	—
Foreign exchange contracts	Selling, general and administrative expense	—	$(193)	—	$(240)

NOTE I — STOCK COMPENSATION
Option Awards
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2019 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2019	1,548,825	$13.87
Grants	296,500	9.21
Exercises	(75,000)	4.28
Cancellations	(6,750)	13.34
Expirations	(240,125)	13.93
Options outstanding, September 30, 2019	1,523,450	13.43	5.2	$7,200
Options exercisable, September 30, 2019	1,040,172	$14.44	3.3	$7,200
Total unrecognized stock option expense remaining (in thousands)	$1,554
Weighted-average years expected to be recognized over	1.6
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2019. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2019 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2019 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2019	326,545	$14.63
Grants	439,747	9.25
Vested	(145,049)	14.49
Cancellations	(24,537)	13.97
Non-vested restricted shares, September 30, 2019	596,706	$10.73
Total unrecognized compensation expense remaining (in thousands)	$5,045
Weighted-average years expected to be recognized over	1.7

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
The fair value of restricted stock that vested during the nine months ended September 30, 2019 was $1.4 million.
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
A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2019 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2019	339,287	$14.82
Grants	158,525	9.19
Vested	(66,761)	15.69
Cancellations	(25,992)	15.44
Non-vested performance-based awards, September 30, 2019	405,059	$12.43
Total unrecognized compensation expense remaining (in thousands)	$2,513
Weighted-average years expected to be recognized over	1.7
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the nine months ended September 30, 2019 was $0.6 million.
At September 30, 2019, there were 320,480 shares available for awards that could be granted under the Plan, assuming maximum performance of performance-based awards.

The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Compensation Expense Components	2019	2018	2019	2018
Equity based stock option expense	$206	$152	$454	$559
Restricted and performance-based stock awards expense	1,292	1,116	3,130	2,468
Stock compensation expense for equity based awards	$1,498	$1,268	$3,584	$3,027
Liability based stock option expense	7		21
Total Stock Compensation Expense	$1,505	$1,268	$3,605	$3,027

NOTE J —(LOSS) INCOME PER COMMON SHARE
Basic (loss) income per common share has been computed by dividing net (loss) income by the weighted-average number of shares of the Company’s common stock outstanding during the relevant period. Diluted (loss) income per common share adjusts net (loss) income and basic (loss) income per common share for the effect of all potentially dilutive shares of the Company’s common stock. Anti-dilutive securities are not included in the computation of diluted earnings per share under the treasury stock method.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
The calculations of basic and diluted (loss) income per common share for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net (loss) income – basic	$(13,519)	$5,948	$(29,899)	$(11,707)
Weighted-average shares outstanding – basic	20,429	20,357	20,494	19,123
Effect of dilutive securities:
Stock options and other stock awards	—	124	—	—
Weighted-average shares outstanding – diluted	20,429	20,481	20,494	19,123
Basic (loss) income per common share	$(0.66)	$0.29	$(1.46)	$(0.61)
Diluted (loss) income per common share	$(0.66)	$0.29	$(1.46)	$(0.61)
Antidilutive Securities	2,128	1,361	2,246	1,746

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
NOTE K— INCOME TAXES
Income tax (provision) of $(15.1) million and $(6.8) million for the three and nine months ended September 30, 2019, respectively, represent taxes on U.S. earnings and a reduced benefit on foreign losses at a combined effective income tax provision rate of 857.5% and (30.0)%, respectively. The negative rate for the nine months ended September 30, 2019 reflects tax expense on a pretax book loss. The effective tax rates for the three and nine months ended September 30, 2019 differ from the federal statutory rate of 21% primarily due to state and local taxes and the impact of non-deductible expenses, offset by a benefit for federal credits. Included within the non-deductible expenses is the European goodwill impairment of $9.7 million recorded in the three months ended September 30, 2019, which is not deductible for income tax purposes in the foreign jurisdiction.

Income tax (provision) benefit of $(0.9) million and $4.7 million for the three and nine months ended September 30, 2018, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 13.6 % and an income tax benefit rate of 27.8%, respectively. The effective rate for the three months ended September 30, 2018 reflects the reduced U.S. corporate income tax rate offset by state taxes and non-deductible expenses and increased by foreign income taxes relating to uncertain tax positions and a reduced benefit for a carryback claim in a foreign jurisdiction. The effective rate for the nine months ended September 30, 2018 reflects the reduced U.S. corporate income tax rate, increased by state and local taxes and the impact of nondeductible expenses and offset by foreign taxes.

The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New York, New Jersey, Illinois, Georgia and the United Kingdom. The Company’s 2015 U.S. Federal income tax return and New York State tax returns for years 2014-2016 remain under audit with no material assesments as of September 30, 2019.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended September 30, 2019 and September 30, 2018.
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
The Company implemented its SKU Rationalization initiative to improve the productivity of its inventory and simplify its U.S. business. During the nine months ended September 30, 2019, the Company recorded an $8.5 million charge to cost of sales associated with the SKU Rationalization initiative, which negatively impacted income (loss) from operations for the U.S. segment.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net sales
U.S.	$195,199	$186,064	$445,329	$410,955
International	20,303	23,384	62,635	65,313
Total net sales	$215,502	$209,448	$507,964	$476,268
Income (loss) from operations
U.S.	$24,328	$20,027	$24,036	$16,455
International	(12,898)	(2,522)	(16,813)	(5,946)
Unallocated corporate expenses	(4,501)	(5,202)	(15,126)	(14,823)
Income (loss) from operations	$6,929	$12,303	$(7,903)	$(4,314)
Depreciation and amortization
U.S.	$5,094	$5,009	$15,575	$13,448
International	1,028	1,067	3,196	3,359
Total depreciation and amortization	$6,122	$6,076	$18,771	$16,807

	September 30, 2019	December 31, 2018
	(in thousands)
Assets
U.S.	$772,871	$604,532
International	105,975	94,210
Unallocated corporate	4,886	9,830
Total Assets	$883,732	$708,572

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

On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated total net present worth cost for its selected remedy is $7.3 million.. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater damage at and from the Site and to determine the nature of the remedial action needed. The EPA requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR consented to the EPA’s access request, subject to PRIDCO’s consent, as the property owner.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
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

The EPA released its proposed plan for a second operable unit in July 2019. The public comment period for the proposed plan ended on September 10, 2019. On September 30, 2019, the EPA issued the ROD for operable unit 2 (“OU-2”), electing to implement its preferred remedy which consists of in-situ treatment of groundwater and a monitored natural attenuation (MNA) program including monitoring of the plume fringe at the Site. The EPA’s estimated total net present worth cost for its selected remedy is $17.3 million.

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
NOTE N — OTHER
Cash dividends
Dividends declared in the nine months ended September 30, 2019 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	03/12/2019	05/01/2019	05/15/2019
$0.0425	06/27/2019	08/01/2019	08/15/2019
$0.0425	08/06/2019	11/01/2019	11/15/2019
On February 15, 2019, May 15, 2019, and August 15, 2019 the Company paid dividends of $0.9 million, $0.9 million and $0.9 million, respectively, to shareholders of record on February 1, 2019, May 1, 2019, and August 1, 2019, respectively. In the three months ended September 30, 2019, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on November 15, 2019.
On November 7, 2019, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on February 14, 2020 to shareholders of record on January 31, 2020.
Supplemental cash flow information

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,876	$11,003
Cash paid for taxes, net of refunds	938	2,527
Non-cash investing activities:
Translation loss adjustment	$(4,032)	$(1,985)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(35,374)	$(29,930)	$(33,727)	$(27,821)
Translation (loss) gain during period	(2,385)	124	(4,032)	(1,985)
Balance at end of period	$(37,759)	$(29,806)	$(37,759)	$(29,806)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$1,739	$(263)	$161	$14
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge	(143)	—	(166)	(14)
Change in unrealized gains (losses)	294	(381)	1,895	(644)
Net change in cash flow hedges, net of taxes of $36, $127, $531, and $215	151	(381)	1,729	(658)
Balance at end of period	$1,890	$(644)	$1,890	$(644)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,025)	$(1,483)	$(1,050)	$(1,518)
Amounts reclassified from accumulated other comprehensive loss: (1)
Amortization of actuarial losses, net of taxes	13	19	38	54
Balance at end of period	$(1,012)	$(1,464)	$(1,012)	$(1,464)
Total accumulated other comprehensive loss at end of period	$(36,881)	$(31,914)	$(36,881)	$(31,914)
(1)Amounts are recorded in selling, general and administrative expense on the unaudited condensed consolidated statements of operations.

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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s 2018 Annual Report on Form 10-K in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:
•General economic factors and political conditions;
•Exit of the United Kingdom from the European Union;
•Tariffs;
•Indebtedness and compliance with credit agreements;
•Restructuring and integration of our European operations;
•Seasonality;
•Liquidity;
•Interest;
•Acquisition integration;
•Competition;
•Customer practices;
•Intellectual property, brands and licenses;
•Goodwill;
•International operations;
•Supply chain;
•Foreign exchange rates;
•International trade and transportation;
•Product liability;
•Regulatory matters;
•Product development;
•Stock keeping unit rationalization (“SKU Rationalization”) initiative;
•Reputation;
•Technology;
•Personnel;
•Price fluctuations;
•Business interruptions;

•Projections;
•Fixed costs;
•Governance; and
•Acquisitions and investments.
There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve, and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, cutting boards, shears, kitchen scales, thermometers, timers, cookware, pantryware, spice racks, wine accessories, and bakeware) and Tableware (dinnerware, stemware, flatware, wire organization, and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, food storage, neoprene travel products, bath scales, weather instruments, and home décor). In 2018, Kitchenware products and Tableware products accounted for approximately 82 % of the Company’s U.S. segment’s net sales and 84 % of the Company’s consolidated net sales.
On March 2, 2018, the Company completed the acquisition of Taylor Holdco LLC and its subsidiaries (doing business as Filament Brands) (“Filament”). Filament primarily designs, markets and distributes consumer and food service precision measurement products, including kitchen scales, thermometers and timers, bath scales, wine accessories, kitchen tools, hydration products, and select outdoor products. The nine months ended September 30, 2018 include the operations of Filament for the period from March 2, 2018 to September 30, 2018.
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
EQUITY INVESTMENTS
The Company owns approximately a 30 % interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2019 and 2018 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of September 30, 2019, Vasconia’s Board of Directors is comprised of twelve members of whom the Company has designated three members.
SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2018 and 2017, net sales for the third and fourth quarters accounted for 62 % and 60 % of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
RESTRUCTURING
In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition. During the nine months ended September 30, 2019, the Company incurred $0.4 million of Filament restructuring charges, primarily related to severance. During the three and nine months ended September 30, 2018, the Company incurred $0.6 million and $1.4 million, respectively, of Filament restructuring charges, primarily related to severance, of which $0.8 million was accrued at September 30, 2018.
During the three and nine months ended September 30, 2019, the Company incurred $0.3 million and $0.7 million of restructuring expense, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations. The Company will combine its physical locations in the U.K. in 2019 and expects to incur approximately $0.7 million of additional restructuring and integration charges in 2019. At September 30, 2019, $0.1 million of restructuring charges related to the European restructuring plan were accrued.

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
Cost of Sales
The Company implemented programs to improve the productivity of its inventory and simplify its U.S. business. In connection therewith, it initiated a stock keeping unit rationalization (“SKU Rationalization”) initiative to identify inventory to discontinue from active status, consistent with the objectives of these programs. During the nine months ended September 30, 2019, the Company recorded an $8.5 million charge to cost of sales associated with the SKU Rationalization initiative. The inventory charge, which was recognized in cost of sales during the three months ended June 30, 2019, represented approximately 8% of the Company's consolidated inventory at June 30, 2019.
Leases
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the condensed consolidated balance sheets. Finance leases are not material to the Company’s condensed consolidated balance sheets.
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
For certain equipment leases, the Company applies a portfolio approach to effectively account for any ROU assets and lease liabilities. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized.
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100%	100%	100%	100%
Cost of sales	66.2	64.8	66.3	64.1
Gross margin	33.8	35.2	33.7	35.9
Distribution expenses	8.6	7.9	9.8	10.4
Selling, general and administrative expenses	17.4	20.1	23.4	25.7
Restructuring expenses	0.2	0.3	0.3	0.3
Impairment of goodwill	4.6	1.1	2.0	0.5
Income (loss) from operations	3.0	5.9	-1.8	-0.9
Interest expense	-2.4	-2.7	-3.0	-2.6
Income (loss) before income taxes and equity in earnings (losses)	0.6	3.2	-4.8	-3.5
Income tax (provision) benefit	-7.0	-0.4	-1.4	1.0
Equity in (losses) earnings, net of taxes	-0.1	0.1	-0.1	0.1
Net (loss) income	-6.5	2.9	-6.3	-2.4

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2018
Net Sales
Consolidated net sales for the three months ended September 30, 2019 were $215.5 million, representing an increase of $6.1 million, or 2.9%, as compared to net sales of $209.4 million for the corresponding period in 2018. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2019 average rates to 2018 local currency amounts, net sales increased $7.2 million, or 3.5%, as compared to consolidated net sales in the corresponding period in 2018.
Net sales for the U.S. segment for the three months ended September 30, 2019 were $195.2 million, an increase of $9.1 million, or 4.9%, as compared to net sales of $186.1 million for the corresponding period in 2018.
Net sales for the U.S. segment’s Kitchenware product category were $99.3 million for the three months ended September 30, 2019, an increase of $2.4 million, or 2.5%, as compared to $96.9 million for the corresponding period in 2018. The increase was attributable to new promotional programs for cutlery, bakeware, and Taylor branded kitchenware, in addition to higher sales within the warehouse club channel.
Net sales for the U.S. segment’s Tableware product category were $57.3 million for the three months ended September 30, 2019, which was consistent with net sales of $56.9 million for the corresponding period in 2018. The increase was primarily attributable to higher sales in the warehouse club channel.
Net sales for the U.S. segment’s Home Solutions product category were $38.6 million for the three months ended September 30, 2019, an increase of $6.3 million, or 19.5%, as compared to $32.3 million for the corresponding period in 2018. The increase was primarily attributable to increased home décor sales as a result of new program initiatives.
Net sales for the International segment were $20.3 million for the three months ended September 30, 2019, a decrease of $3.1 million, or 13.2%, as compared to net sales of $23.4 million for the corresponding period in 2018. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $1.9 million, or 8.6%, as compared to consolidated net sales in the corresponding period in 2018. The decrease in sales, and sales in constant currency, was primarily due to slower fulfillment of orders as a result of warehouse consolidation efforts performed by the business.
Gross margin
Gross margin for the three months ended September 30, 2019 was $72.9 million, or 33.8%, as compared to $73.8 million, or 35.2%, for the corresponding period in 2018.
Gross margin for the U.S. segment was $67.0 million, or 34.3%, for the three months ended September 30, 2019, as compared to $65.7 million, or 35.3%, for the corresponding period in 2018. The decrease in percentage was primarily due to changes in both product and customer mix.
The U.S. segment's gross margin was negatively impacted by higher tariff rates on products imported from the People's Republic of China ("China"). This impact was partially offset by the devalued Chinese Yuan, cost concessions from vendors, packaging redesigns, and higher wholesale price points on affected inventory. Both the tariff environment and the vendor and customer community's response are highly dynamic, which can negatively or positively impact gross margin in future reporting periods.
Gross margin for the International segment was $5.9 million, or 29.1%, for the three months ended September 30, 2019, as compared to $8.1 million, or 34.6%, for the corresponding period in 2018. The decrease was primarily attributable to changes in customer and product mix.
Distribution expenses
Distribution expenses for the three months ended September 30, 2019 were $18.5 million, as compared to $16.6 million for the corresponding period in 2018. Distribution expenses as a percentage of net sales were 8.6% for the three months ended September 30, 2019, as compared to 7.9% for the three months ended September 30, 2018.

Distribution expenses as a percentage of net sales for the U.S. segment were approximately 7.2% and 7.4% for the three months ended September 30, 2019 and 2018, respectively. As a percentage of sales shipped from the Company’s warehouses, distribution expenses were 8.8 % and 8.9 % for the three months ended September 30, 2019 and 2018, respectively.
Distribution expenses as a percentage of net sales for the International segment were 22.2% for the three months ended September 30, 2019, compared to 12.0% for the corresponding period in 2018. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses (excluding the moving and relocation costs for UK operations) approximated 19.1 % for the three months ended September 30, 2019 and 11.9 % for the three months ended September 30, 2018. The increase is primarily attributed to the slower fulfillment of orders and labor inefficiencies associated with setting up the new U.K. warehouse but not directly attributable to relocation costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2019 were $37.4 million, a decrease of $4.7 million, or 11.2%, as compared to $42.1 million for the corresponding period in 2018.
Selling, general and administrative expenses for the U.S. segment were $28.7 million for the three months ended September 30, 2019, as compared to $31.4 million for the three months ended September 30, 2018. As a percentage of net sales, selling, general and administrative expenses were 14.7% and 16.9% for the three months ended September 30, 2019 and 2018, respectively. The 2019 period reflects the synergy savings from the Filament acquisition, primarily from efficiencies in labor reduction initiatives.
Selling, general and administrative expenses for the three months ended September 30, 2019 for the International segment were $4.2 million, a decrease of $1.3 million, from $5.5 million for the corresponding period in 2018. The decrease was primarily due to lower overhead expenses as a result of office consolidation efforts in addition to lower direct selling expenses in the current period.
Unallocated corporate expenses for the three months ended September 30, 2019 were $4.5 million, as compared to $5.2 million for the corresponding period in 2018. The decrease was mainly attributable to lower professional fees.
Impairment of Goodwill

During the third quarter of 2019, the Company’s qualitative assessment of goodwill indicated triggering events in its European kitchenware reporting unit, resulting in the Company performing a quantitative assessment, that resulted in a $9.7 million non-cash goodwill impairment charge. In the third quarter of 2018 the Company incurred a non-cash goodwill impairment charge of $2.2 million related to the European tableware business. As a result of the goodwill impairment charges taken in both the third quarter of 2019 and 2018, the Company wrote off to zero the amount of goodwill associated with the European kitchenware and tableware reporting units, acquired in 2014 and 2011, respectively.

Several impairment indicators for the European kitchenware business were considered by the Company including the continued uncertainties of the macro-environment in Europe as a result of the ongoing Brexit negotiations. In addition, the Company considered the decline in operating performance for the European kitchenware business, which included slower fulfillment of orders and labor inefficiencies associated with setting up the new warehouse in the U.K. While the warehouse consolidation and integration efforts were substantially complete as of September 30, 2019, the operational improvements anticipated from the consolidation of locations had not yet been fully realized as of September 30, 2019. These factors resulted in a decline in the long-term forecast for the European kitchenware business.

Interest expense
Interest expense was $5.2 million for three months ended September 30, 2019 and $5.6 million for the three months ended September 30, 2018. This reflects the benefit from mark to market changes from interest rate swaps not designated as effective hedges.
Income tax (provision)
Income tax (provision) for the three months ended September 30, 2019 was $(15.1) million as compared to $(0.9) million for the corresponding period in 2018. The Company’s effective income tax provision rate for the three months ended September 30, 2019 was 857.5% as compared to 13.6% for the corresponding 2018 period. The effective tax rate for the three months ended September 30, 2019 differs from the federal statutory rate of 21% primarily due to state and local taxes and the impact of non-deductible expenses offset by a benefit for federal credits. Included within the non-deductible expenses is the European goodwill impairment of $9.7 million recorded in the three months ended September 30, 2019, which is not deductible for income tax purposes in the foreign jurisdiction. The effective tax rate for the three months ended September 30, 2018 reflects the reduced U.S. corporate income tax rate offset by state and local taxes and the impact of non-deductible expenses and increased by foreign income taxes relating to uncertain tax positions and a reduced benefit for a carryback claim in a foreign jurisdiction.
Equity in (losses) earnings
Equity in (losses) earnings of Vasconia, net of taxes, was $(0.2) million for the three months ended September 30, 2019, as compared to equity in (losses) earnings of Vasconia, net of taxes, of $0.2 million for the three months ended September 30, 2018. Equity in (losses) earnings for the three months ended September 30, 2018 includes a deferred tax expense of $0.6 million due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive (loss) income, with a corresponding adjustment to deferred tax liabilities. Vasconia reported losses from operations of $(0.6) for the three months ended September 30, 2019, as compared to income from operations of $1.1 million for the three months ended September 30, 2018. The decrease in income from operations is primarily due to a decrease in operating income from the aluminum division.
MANAGEMENT’S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2018
Net Sales
Consolidated net sales for the nine months ended September 30, 2019 were $508.0 million, an increase of $31.7 million, or 6.7%, as compared to net sales of $476.3 million for the corresponding period in 2018. The nine months ended September 30, 2018 includes sales of $77.2 million from Filament for the period from March 2, 2018, the date of the acquisition. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $35.3 million, or 7.5%, as compared to consolidated net sales in the corresponding period in 2018.
Net sales for the U.S. segment for the nine months ended September 30, 2019 were $445.3 million, an increase of $34.3 million, or 8.3%, as compared to net sales of $411.0 million for the corresponding period in 2018.
Net sales for the U.S. segment’s Kitchenware product category were $234.2 million for the nine months ended September 30, 2019, an increase of $5.8 million, or 2.6%, as compared to $228.4 million for the corresponding period in 2018. The increase was attributable to the inclusion of Filament for a full nine months in 2019, which added $11.3 million of net sales. Additionally, sale increases were driven by new program initiatives and increasing sales to the warehouse club channel, offset by lower sales for cutlery, bakeware, and pantryware products.
Net sales for the U.S. segment’s Tableware product category were $112.5 million for the nine months ended September 30, 2019, an increase of $0.7 million, or 0.7%, as compared to $111.8 million for the corresponding period in 2018. The increase is primarily related to higher e-commerce sales offset by sales in certain retailer programs, including close-outs, not repeating in 2019.
Net sales for the U.S. segment’s Home Solutions product category were $98.6 million for the nine months ended September 30, 2019, an increase of $27.8 million, or 39.3%, as compared to $70.8 million for the corresponding period in 2018. The increase was primarily attributable to the inclusion of Filament for a full nine months in 2019, which added $16.9 million of net sales. In addition, home décor sales increased as a result of new program initiatives.
Net sales for the International segment were $62.7 million for the nine months ended September 30, 2019, a decrease of $2.6 million, or 3.9%, as compared to net sales of $65.3 million for the corresponding period in 2018. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $0.9 million, or 1.4%, as compared to consolidated net sales in the corresponding period in 2018. Both net sales and net sales in constant currency were negatively impacted by the slower fulfillment of orders as a result of warehouse consolidation efforts performed by the business.
Gross margin
Gross margin for the nine months ended September 30, 2019 was $171.3 million, or 33.7%, as compared to $171.0 million, or 35.9%, for the corresponding period in 2018.

Gross margin for the U.S. segment was $149.9 million, or 33.7%, for the nine months ended September 30, 2019, as compared to $148.6 million, or 36.2%, for the corresponding period in 2018. The gross margin decrease reflects an $8.5 million charge for the SKU Rationalization initiative, offset by the $1.5 million non-recurring inventory step-up adjustment incurred in the comparative 2018 period. Excluding the SKU Rationalization and the step-up adjustment, gross margin would have been 31.2 % and 31.5 % in the 2019 and 2018 periods, respectively. The decrease was attributable to changes in customer and product mix.
The U.S. segment's gross margin was negatively impacted by higher tariff rates on products imported from China. This impact was partially offset by the devalued Chinese Yuan, cost concessions from vendors, packaging redesigns, and higher wholesale price points on affected inventory. Both the tariff environment and the vendor and customer community's response are highly dynamic, which can negatively or positively impact gross margin in future reporting periods.
Gross margin for the International segment was $21.4 million, or 34.1%, for the nine months ended September 30, 2019, as compared to $22.4 million, or 34.3%, for the corresponding period in 2018. The decrease was primarily attributable to changes in customer and product mix.
Distribution expenses
Distribution expenses for the nine months ended September 30, 2019 were $49.9 million, as compared to $49.4 million for the corresponding period in 2018. Distribution expenses as a percentage of net sales were 9.8% for the nine months ended September 30, 2019, as compared to 10.4% for the nine months ended September 30, 2018.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 7.1% and 8.3% for the nine months ended September 30, 2019 and 2018, respectively. Distribution expenses in the 2019 and 2018 periods include $0.2 million and $2.6 million, respectively, of costs related to the Company’s facility relocation efforts. As a percentage of sales shipped from the Company’s warehouses, distribution expenses, excluding the moving and relocation costs for the U.S. segment, were 10.3 % and 10.5 % for the nine months ended September 30, 2019 and 2018, respectively.
Distribution expenses as a percentage of net sales for the International segment were approximately 15.9% and 12.7% for the nine months ended September 30, 2019 and 2018, respectively. Distribution expenses as a percentage of sales shipped from the Company’s U.K. warehouses were 14.7 % and 13.2 % for the nine months ended September 30, 2019 and 2018, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2019 were $118.4 million, a decrease of $3.9 million, or 3.1%, as compared to $122.3 million for the corresponding period in 2018.
Selling, general and administrative expenses for the U.S. segment were $85.7 million for the nine months ended September 30, 2019, as compared to $90.1 million for the nine months ended September 30, 2018. As a percentage of net sales, selling, general and administrative expenses were 19.2% and 21.9% for the nine months ended September 30, 2019 and 2018, respectively. The 2019 period reflects the synergy savings from the Filament acquisition, primarily from efficiencies in labor reduction initiatives and lower rent expense. The 2018 period includes Filament from the date of acquisition only.
Selling, general and administrative expenses for the nine months ended September 30, 2019 for the International segment were $17.6 million, an increase of $0.2 million, from $17.4 million for the corresponding period in 2018. The increase is primarily due to higher professional recruitment expenses in addition to lower market foreign exchange rate favorability experienced during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2019.
Unallocated corporate expenses for the nine months ended September 30, 2019 were $15.1 million, as compared to $14.8 million for the corresponding period in 2018 mainly attributable to increased professional fees, partially offset by lower acquisition related expenses.
Impairment of Goodwill

During the third quarter of 2019, the Company’s qualitative assessment of goodwill indicated triggering events in its European kitchenware reporting unit, resulting in the Company performing a quantitative assessment, that resulted in a $9.7 million non-cash goodwill impairment charge. In the third quarter of 2018 the Company incurred a non-cash goodwill impairment charge of $2.2 million related to the European tableware business. As a result of the goodwill impairment charges taken in both the third quarter of 2019 and 2018, the Company wrote off to zero the amount of goodwill associated with the European kitchenware and tableware reporting units, acquired in 2014 and 2011, respectively.

Several impairment indicators for the European kitchenware business were considered by the Company including the continued uncertainties of the macro-environment in Europe as a result of the ongoing Brexit negotiations. In addition, the Company considered the decline in operating performance for the European kitchenware business, which included slower fulfillment of orders and labor inefficiencies associated with setting up the new warehouse in the U.K. While the warehouse consolidation and integration efforts were substantially complete as of September 30, 2019, the operational improvements anticipated from the consolidation of locations had not yet been fully realized as of September 30, 2019. These factors resulted in a decline in the long-term forecast for the European kitchenware business.
Interest expense
Interest expense for the nine months ended September 30, 2019 was $14.8 million, an decrease of $2.4 million, from $12.4 million for the nine months ended September 30, 2018. The decrease in interest expense was primarily attributable to the financing obtained in connection with the acquisition of Filament.
Income tax (provision) benefit
Income tax (provision) benefit for the nine months ended September 30, 2019 was $(6.8) million as compared to $4.7 million for the corresponding period in 2018. The Company’s effective income tax expense rate for the nine months ended September 30, 2019 was (30.0)%, which reflects a tax expense on a pretax book loss, as compared to the effective income tax benefit rate of 27.8 % for the corresponding 2018 period. The effective tax rate for the nine months ended September 30, 2019 differs from the federal statutory rate of 21% primarily due to state and local taxes and the impact of non-deductible expenses, offset by a benefit for federal credits. Included within the non-deductible expenses is the European goodwill impairment of $9.7 million recorded in the three months ended September 30, 2019, which is not deductible for income tax purposes in the foreign jurisdiction. The effective tax rate for the nine months ended September 30, 2018 reflects the reduced statutory U.S. corporate income tax rate, increased by state and local taxes and the impact of nondeductible expenses and offset by foreign taxes.
Equity in (losses) earnings
Equity in (losses) earnings of Vasconia, net of taxes, was $(0.4) million for the nine months ended September 30, 2019, as compared to equity in (losses) earnings of Vasconia, net of taxes, of $0.4 million for the nine months ended September 30, 2018. Equity in (losses) earnings for the nine months ended September 30, 2018 includes a deferred tax expense of $0.3 million due to the requirement to record tax benefits for foreign currency translation gains and losses through other comprehensive (loss) income, with a corresponding adjustment to deferred tax liabilities. Vasconia reported income from operations of $4.1 million for the nine months ended September 30, 2019, as compared to $5.9 million for the nine months ended September 30, 2018.
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
At September 30, 2019, the Company had cash and cash equivalents of $4.8 million, compared to $7.6 million at December 31, 2018. Working capital was $261.0 million at September 30, 2019, compared to $233.9 million at December 31, 2018. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $60.4 million at September 30, 2019.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. In addition, recent tariff increases resulted in higher inventory carrying costs at September 30, 2019. For the three months ended September 30, 2019, inventory turnover was 2.6 times, or 142 days, as compared to 2.7 times, or 137 days, for the three months ended September 30, 2018. The Company expects the SKU Rationalization initiative to generate increased liquidity through the sale of inventory during the fourth quarter of 2019. Liquidation of low-margin products should improve inventory turnover rates and reduce overall carrying costs.
Credit Facilities
The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which will mature on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to $275.0 million, which will mature on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25%of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. This estimated amount is recorded in the current maturity of term loan on the unaudited condensed consolidated balance sheets. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million, if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan.

At September 30, 2019 and December 31, 2018, borrowings outstanding under the ABL Agreement were $91.2 million and $42.1 million, respectively, and open letters of credit were $3.2 million and $3.4 million, respectively. At September 30, 2019, availability under the ABL Agreement was approximately $55.6 million. Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment there under may not represent actual borrowing capacity.

The current and non current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets are presented as follows (in thousands):

	September 30, 2019	December 31, 2018
Current portion of Term Loan facility:
Term Loan facility	2,750	2,750
Estimated Excess Cash Flow payment	3,000	—
Unamortized debt issuance costs	(1,486)	(1,497)
Total Current portion of Term Loan facility	4,264	1,253

Non Current portion of Term Loan facility:
Term Loan facility	265,125	270,188
Unamortized debt issuance costs	(6,380)	(7,493)
Total Non Current portion of Term Loan facility	258,745	262,695

Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. Due to the seasonality of the Company’s business, this may mean that the Company will have greater borrowing availability during the third and fourth quarters of each year. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Consequently, the $150.0 million commitment there under may not represent actual borrowing capacity.
The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65 % of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interest consists of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and its domestic subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5 % or one-month LIBOR plus 1.0%, plus a margin of 0.25 % to 0.75%, or (ii) LIBOR plus a margin of 1.25 % to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at September 30, 2019 ranged from 2.60 % to 6.00%. In addition, the Company paid a commitment fee of 0.250 % to 0.375 % on the unused portion of the ABL Agreement during the nine months ended September 30, 2019.
The term loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.50 % or one-month LIBOR plus 1%, plus a margin of 2.50 % or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2019 was 5.60%.
The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $15.0 million and 10 % of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million and 10 % of the aggregate commitment under the ABL Agreement for forty-five (45) consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2019.
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
The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended September 30, 2019
(in thousands)
Three months ended September 30, 2019	$25,758
Three months ended June 30, 2019	4,306
Three months ended March 31, 2019	6,127
Three months ended December 31, 2018	30,876
Pro forma projected synergies	2,523
Consolidated adjusted EBITDA, before limitation	69,590
Permitted non-recurring charge limitation	(8,471)
Consolidated adjusted EBITDA	$61,119
Capital expenditures for the nine months ended September 30, 2019 were $7.6 million.

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
The following is a reconciliation of the net (loss) income, as reported, to consolidated adjusted EBITDA, for the four quarters ended September 30, 2019:

	Three Months Ended				Twelve Months Ended September 30, 2019
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
	(in thousands)
Net (loss) income as reported	$9,987	$(4,867)	$(11,513)	$(13,519)	$(19,912)
Undistributed equity (earnings) losses, net	(128)	116	69	210	267
Income tax (provision) benefit	7,558	(2,458)	(5,795)	15,066	14,371
Interest expense	5,591	4,922	4,694	5,172	20,379
Depreciation and amortization	6,522	6,359	6,290	6,122	25,293
Impairment of goodwill	—	—	—	9,748	9,748
Stock compensation expense	1,108	907	1,193	1,505	4,713
Contingent consideration fair value adjustment	(1,774)	—	—	—	(1,774)
Unrealized gain on foreign currency contracts	(33)	—	—	—	(33)
SKU Rationalization (1)	—	—	8,500	—	8,500
Acquisition related expenses and divestments	523	151	—	—	674
Restructuring expenses (1)	971	608	173	338	2,090
Integration charges (1)	433	174	695	235	1,537
Warehouse relocation (1)	118	215	—	881	1,214
Projected synergies (2)	—	—	—	—	2,523
Consolidated adjusted EBITDA, before limitation	$30,876	$6,127	$4,306	$25,758	$69,590
Permitted non-recurring charge limitation (1)					(8,471)
Consolidated adjusted EBITDA					$61,119
(1)Permitted non-recurring charges include SKU Rationalization, severance expense, warehouse relocation costs, transition expenses and restructuring expenses. These are permitted exclusions from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
(2)Projected synergies represents the amount of projected cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies projected by the Company as a result of actions taken through September 30, 2019 or expected to be taken as of September 30, 2019, net of the benefits realized during the twelve months ended September 30, 2019. Projected synergies is a permitted exclusion from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
Accounts Receivable Purchase Agreement

To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased; and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party. Pursuant to this agreement, the Company sold to HSBC $32.5 million and $81.7 million of receivables during the three and nine months ended September 30, 2019, respectively, and $20.7 million and $59.4 million of receivables during the three and nine months ended September 30, 2018, respectively. Charges of $0.2 million and $0.4 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. Charges of $0.1 million and $0.3 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. At September 30, 2019 and September 30, 2018, $17.8 million and $13.6 million, respectively, of receivables sold were outstanding and are due to HSBC Bank USA from customers.
Derivatives
The Company is a party to interest rate swap agreements with an aggregate notional value of $100.0 million at September 30, 2019. The Company designated the interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods. In June 2019, the Company entered into new interest rate swap agreements, with an aggregate notional value of $25.0 million at September 30, 2019. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company has also entered into certain foreign exchange contracts, to primarily offset the earnings impact related to fluctuations in foreign currency exchange rates associated with sales and inventory purchases denominated in foreign currencies. Beginning on January 29, 2019, these foreign exchange contracts have been designated as hedges as required in order to apply hedge accounting, and accordingly, the changes in the fair value of these contracts are recorded in accumulated other comprehensive loss in the unaudited condensed consolidated statements of stockholders equity. Prior to January 29, 2019, these foreign exchange contracts were not designated as hedges as required in order to apply hedge accounting. The changes in the fair value of these contracts were recorded in the unaudited condensed consolidated statements of operations.
Operating activities
Net cash used in operating activities was $40.0 million for the nine months ended September 30, 2019, as compared to net cash used in operating activities of $30.4 million for the corresponding 2018 period. The change from 2019 as compared to 2018 was primarily attributable to timing of collections related to the Company's accounts receivable.
Investing activities
Net cash used in investing activities was $7.6 million and $222.9 million for the nine months ended September 30, 2019 and 2018, respectively. The 2018 investing activity includes the cash consideration paid for the acquisition of Filament of $217.5 million.
Financing activities
Net cash provided by financing activities was $44.9 million for the nine months ended September 30, 2019, as compared to net cash provided by financing activities of $251.7 million for the corresponding 2018 period. The change in financing activities was attributable to the new Debt Agreements entered into in order to finance the acquisition of Filament in 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2018 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2019, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls
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
Except as described above, there have been no other changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s estimated total net present worth cost for its selected remedy is $7.3 million. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater damage at and from the Site and to determine the nature of the remedial action needed. The EPA requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR consented to the EPA’s access request, subject to PRIDCO’s consent, as the property owner.

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

EPA released its proposed plan for a second operable unit in July 2019. The public comment period for the proposed plan ended on September 10, 2019. On September 30, 2019, the EPA issued the ROD for operable unit 2 (“OU-2”), electing to implement its preferred remedy which consists of in-situ treatment of groundwater and a monitored natural attenuation (MNA) program including monitoring of the plume fringe at the Site. The EPA’s estimated total net present worth cost for its selected remedy is $17.3 million

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
Exhibit Index

Exhibit No.
10.1
Amended and Restated Employment Agreement dated October 11, 2019 between Lifetime Brands, Inc. and Taylor Parent, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.2
Amended and Restated Employment Agreement dated October 11, 2019 between Lifetime Brands, Inc. and Robert B. Kay (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.3
Amended and Restated Employment Agreement dated October 11, 2019 between Lifetime Brands, Inc. and Jefferey Siegel (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.4
Amended and Restated Employment Agreement dated October 11, 2019 between Lifetime Brands, Inc. and Laurence Winoker (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.5
Amended and Restated Employment Agreement dated October 11, 2019 between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.6
Amended and Restated Employment Agreement dated October 11, 2019 between Lifetime Brands, Inc. and Jefferey Siegel (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 15, 2019)

31.1
Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay	November 7, 2019
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 7, 2019
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)