Form 10-K
period 2019-12-31
LIFETIME BRANDS, INC
filed 2020-03-13
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 0-19254
______________________________________________
LIFETIME BRANDS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	11-2682486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Stewart Avenue, Garden City, New York 11530
(Address of principal executive offices, including Zip Code)
(516) 683-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	LCUT	The NASDAQ Global Select Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 12,624,113 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $119,424,109. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 29, 2020, was 21,254,244.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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

The Company intends to use its website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Such disclosures will be included on the Company’s website in the ‘Investor Relations’ section. Accordingly, investors should monitor such portion of the Company's website, in addition to following the Company's press releases, SEC filings and public conference calls and webcasts.

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
The Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States. Lifetime Brands Europe Limited is a wholly-owned subsidiary trading as Kitchen Craft. Kitchen Craft is a leading supplier of kitchenware and tableware products and accessories in the United Kingdom (“U.K.”) and in over 80 other countries. The Company continued its operational consolidation efforts of Lifetime Brands Europe Limited to create operational efficiencies in 2019. As a result, Lifetime Brands Europe Limited’s brand development and design teams, administrative teams, and a majority of distribution combined and operated out of one state of the art facility in Aston, England.
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

The Company’s top brands and their respective product categories as of December 31, 2019 are:

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
(1)The Company has a royalty free license to utilize the Farberware® brand, primarily for its kitchenware products, for a term that expires in 2195, subject to earlier termination under certain circumstances.
With the exception of the Company’s sterling silver products, the Company sources almost all of its products from suppliers located outside the United States, primarily in China. The Company manufactures its sterling silver products at a leased facility in San Germán, Puerto Rico and fills canisters with spices and assembles spice racks at its owned distribution facility in Winchendon, Massachusetts.
BUSINESS SEGMENTS
The Company has two reportable operating segments, U.S. and International. The U.S. segment includes the domestic operations of the Company’s business that design, market and distribute its products to retailers, distributors and directly to consumers through retail websites. Business operations conducted outside the U.S. are primarily included in the International segment. Prior to December 31, 2018, certain international operations of the Company’s business were managed domestically by the U.S. segment. In 2019, the Company realigned its operating segments to reflect the changes in how the Company manages its business, reviews operating performance and allocates resources. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.
Additional information regarding the Company’s reportable segments is included in Note M- Business Segments of the Notes to the consolidated financial statements included in Item 15.
CUSTOMERS
The Company’s wholesale customers include mass market merchants, specialty stores, commercial stores, department stores, warehouse clubs, grocery stores, off-price retailers, food service distributors, pharmacies, food and beverage outlets and e-commerce.
The Company’s products are sold globally to a diverse customer base including mass market merchants (such as Walmart and Target), specialty stores (such as Bed Bath & Beyond and Dunelm), commercial stores (such as Williams Sonoma, Sur La Table and Kohl’s), department stores (such as Macy’s, Belk and John Lewis), warehouse clubs (such as Costco, Sam’s Club and BJs), grocery stores (such as Publix, Kroger, HEB, Meijer, Winn-Dixie, Tesco, Waitrose and Sainsbury’s), off-price retailers (such as TJX Companies, Ross Stores and Big Lots), food service distributors (such as US Foods, Clark Food Service and Jetro), food and beverage outlets (such as Starbucks) and e-commerce (such as Amazon). The Company also does business with independent retailers, including through business-to-business Internet sites aimed at independent retailers.

The Company also operates its own consumer Internet sites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly.
During the years ended December 31, 2019, 2018 and 2017, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 16%, 14% and 15% of net sales, respectively. Sales to Walmart are included in the Company's U.S. and International segments. During the year ended December 31, 2019, sales to Costco Wholesale Corporation (“Costco”) accounted for 11% of consolidated net sales. Sales to Costco are included in the Company's U.S. and International segment. No other customers accounted for 10% or more of the Company’s sales during these periods.

DISTRIBUTION
The Company sells its products directly to retailers and, to a lesser extent, to distributors. The Company also sells a limited quantity of the Company’s products to individual consumers and smaller retailers through its own Internet sites. The Company operates distribution centers at the following locations:

Location	Size (square feet)
Rialto, California	703,000
Robbinsville, New Jersey	700,000
Aston, England (1)	228,000
Winchendon, Massachusetts	175,000
Corby, England (1)	68,000
Las Cruces, New Mexico	24,000
Medford, Massachusetts	5,600
(1)As of December 31, 2019, the International segment utilized the Corby, England distribution center for a limited portion of customer orders. The Company expects to complete the consolidation of its Corby, England distribution center into the Aston, England distribution center in 2020.
SALES AND MARKETING
The Company’s sales and marketing staff coordinates directly with its wholesale customers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed many promotional programs for use in the ordinary course of business to promote sales throughout the year.
The Company’s sales and marketing efforts are supported from its principal offices and showroom in Garden City, New York, as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; Issaquah, Washington; Pawtucket, Rhode Island; Menomonee Falls, Wisconsin; Aston, England; and Hong Kong.
The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and/or packaging for them.
DESIGN AND INNOVATION
At the heart of the Company is a culture of innovation and new product development. The Company’s global in-house design and development teams currently consist of approximately 116 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.
SOURCES OF SUPPLY
The Company sources its products from hundreds of suppliers, almost all of which are located outside the United States (other than the suppliers for the Company’s sterling silver products). Most of the Company’s suppliers are located in China. The Company also sources products from suppliers in Hong Kong, Taiwan, Japan, South Korea, Vietnam, Malaysia, Thailand, India, the United States, Canada, Mexico, the U.K., Italy, France, Portugal, Poland, Slovenia, Sweden, Turkey, Netherlands, Denmark, Israel, Belgium, Germany, Czech Republic, Slovakia, American Samoa, Cambodia, Indonesia, the Philippines and Australia. The Company orders products substantially in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.
MANUFACTURING
The Company manufactures its sterling silver products at its leased manufacturing facility in San Germán, Puerto Rico and fills jars and other containers with spices and assembles spice racks at the Company’s owned distribution facility in Winchendon, Massachusetts. The Company contracts with third parties to manufacture all of its other products.

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
PATENTS AND LICENSES
The Company owns approximately 848 design and utility patents. The Company does not believe that the expiration of any of its patents would have a material adverse effect on either of the Company’s segments.
The Company holds certain rights to use the Farberware brand for kitchen tools and gadgets, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The Company also holds a license to use the KitchenAid brand subject to a license agreement that will expire in December 2022. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time.
BACKLOG
Backlog is not material to the Company’s business, because actual confirmed orders from the Company’s customers are typically received within close proximity to the required shipment dates.
EMPLOYEES
At December 31, 2019, the Company had a total of approximately 1,400 full-time employees, of whom 180 were located in Asia, 270 were located in Europe and 950 were located in the United States and Puerto Rico. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law.
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
The Company’s spice filling operation and other certain scale products are regulated by the U.S. Food and Drug Administration.
The Company’s operations are also subject to national, state and local environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes.
The Company is subject to risks and uncertainties associated with economic and political conditions around the world, including but not limited to, foreign government regulations, taxes including value-added taxes, import and export duties/tariffs and quotas, anti-dumping regulations, incidents and fears involving security, man-made or natural disasters, health epidemics, terrorism and wars, political unrest and other restrictions on trade and travel.
SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2019, net sales in the third and fourth quarters accounted for 60% of total annual net sales. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

GEOGRAPHIC INFORMATION
Geographic information concerning the Company’s revenues and long-lived assets is contained in Note B- Revenue and Note M- Business Segments of the Notes to the consolidated financial statements included in Item 15 of this Annual Report.

RESTRUCTURING
In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition.
During the years ended December 31, 2019 and 2018, the Company's U.S. segment incurred $0.7 million and $2.1 million, respectively, of restructuring expense related to the Filament integration, of which $0.1 million and $1.4 million was accrued at December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, and December 31, 2018 the Company's international segment incurred $0.7 million and $0.2 million, respectively, of restructuring expense primarily related to the integration of its legal entities operating in Europe of which $0.2 million was accrued at December 31, 2018. The Company had no international restructuring accrual as of December 31, 2019.
The Company's International segment expects to incur restructuring charges of $0.5 million in 2020 to complete its warehouse integration efforts.

Item 1A. Risk Factors
The Company’s businesses, operations, liquidity and financial condition are subject to various risks. The Company’s business, financial condition or results of operation could be significantly affected by the risks below or additional risks not presently known to the Company or by risks that the Company presently deems immaterial, such as changes in the economy, disruptions due to terrorist activity or man-made or natural disasters, or changes in law or accounting standards. The risks and uncertainties described below are those that the Company considers material.
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
The Company’s performance is affected by general economic factors, the strength of retail economies and political conditions that are beyond its control. Retail economies are impacted by factors such as consumer demand and the condition of the retail industry, which in turn, are affected by general economic factors. These general economic factors include, among other factors:
•recession, inflation, deflation, unemployment and other factors adversely affecting consumer spending patterns generally;
•conditions affecting the retail environment for the home and other matters that influence consumer spending in the home retail industry specifically;
•conditions affecting the housing markets;
•consumer credit availability and consumer debt levels;
•material input costs, including fuel and energy costs and labor cost inflation;
•foreign currency translation;
•interest rates and the ability to hedge interest rate risks;
•government policies including tax policies relating to value-added taxes, import and export duties and quotas, anti-dumping regulations and related tariffs, import and export controls and social compliance standards;
•the impact of natural disasters, conflicts and terrorist activities;
•public health epidemics; such as the recent 2019 Coronavirus outbreak first reported in Wuhan, Hubei Province, China in December 2019;
•unfavorable economic conditions in the United States, the U.K., continental Europe, Asia and elsewhere;
•unstable economic and political conditions, lack of legal regulation enforcement, civil unrest and political activism, particularly in Asia; and
•restructuring and integration of the Company's European operations;
The occurrence of negative events related to any of the foregoing may adversely impact the Company’s results of operations and financial condition.
The Company’s U.K. operations and sales may be materially adversely affected by the exit of the U.K. from the European Union.
On January 31, 2020, the U.K. left the European Union ("Brexit"). The U.K.’s exit from the European Union is unprecedented and it remains unclear what impact this will have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. Net sales attributable to U.K. domiciled businesses were $85.8 million for the year ended December 31, 2019, and represent approximately 12% of the Company’s consolidated net sales for the period.

Significant uncertainty remains regarding the impact of the U.K.’s exit from the European Union. The uncertainty surrounding the consequences of the U.K.’s exit could adversely impact the U.K. economy, customers and investor confidence. Such uncertainty may contribute to additional market volatility, including volatility in the value of the U.K. pound and European euro, and may adversely affect the Company’s businesses, results of operations, and financial condition.

The Company’s business may be materially adversely affected by the imposition of tariffs and other trade policies implemented by the U.S. and other governments.

During the last few years, the U.S. government has announced and, in some cases, implemented additional tariffs on certain foreign goods, including finished products and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted or may result in increased prices for these imported goods and materials and may limit the amount of these goods and materials that may be imported into the U.S.

A majority of the Company’s products are sourced from vendors in China. In 2018 and 2019, tariffs were imposed by the United States Trade Representative on certain finished products imported by the Company into the U.S. from China. In response to the tariffs, the Company may seek to increase prices to its customers, which may diminish demand for its products. Additionally, if the Company is unable to increase prices, this may result in the lowering of the gross margin that the Company realizes from the sale of its products. The results of either eventuality could adversely affect the Company’s results of operations and financial condition. Moreover, the imposition of further policies restrictive on trade by the U.S. government, or the imposition of retaliatory policies or tariffs by other governments, may adversely affect the Company’s results of operations and financial condition.

The Company's ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by macroeconomic and company-specific events, as well as the financial condition of insurers.

The Company is generally not fully insured against all significant losses. For example, the Company is not fully insured against hurricane and earthquake related losses. A loss for which the Company is not fully insured could have a material adverse effect on the business, financial condition, results of operations and prospects.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to the Company. The Company's ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, the Company may be required to pay costs associated with adverse future events.

Liquidity and financial risks
The Company has substantial indebtedness and the highly seasonal nature of the Company’s business impacts its borrowing needs.
The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. As of December 31, 2019, the Company had $303.0 million of consolidated debt, including $32.8 million under its senior secured asset-based revolving credit facility (the “ABL Agreement”) and $270.2 million outstanding under a senior secured term loan credit facility (the “Term Loan” and, collectively with the ABL Agreement, the “Debt Agreements”).
The ABL Agreement provides for, among other things, a maximum aggregate principal amount of $150.0 million and will mature on March 2, 2023. The Term Loan will be repaid in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the Term Loan, which payments commenced June 30, 2018. The Term Loan requires the Company to make an annual mandatory prepayment of principal based upon excess cash flow, if any. This amount is recorded in the current maturity of the Term Loan on the consolidated balance sheets. At December 31, 2019, borrowings under the Debt Agreements represented approximately 39% of total capital (indebtedness plus stockholders’ equity). The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined.

In 2018, the Company utilized the proceeds of borrowings under the Debt Agreements (i) to repay in full all existing indebtedness for borrowed money under its former credit agreement and (ii) to finance, in part, the acquisition of Filament, the refinancing of certain indebtedness of Filament and its subsidiaries, and the payment of fees and expenses in connection with the foregoing. The Company may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, its indebtedness. In addition, the Company’s business is seasonal with a significant amount of its revenue realized during the latter portion of the year. Therefore, the Company’s borrowing needs fluctuate widely based upon its seasonal working capital requirements.
The Company’s leverage and the effects of seasonal fluctuations in its cash flow, borrowing requirements and ability to borrow could have significant negative consequences on the Company’s financial condition and results of operations, including:
•impairing the Company’s ability to meet the financial covenants, if and when applicable, contained in the ABL Agreement or to generate cash sufficient to pay interest or principal due under its Debt Agreements, which could result in an acceleration of some or all of the Company’s outstanding debt;
•limiting the Company’s ability to borrow money, dispose of assets or sell equity to fund the Company’s working capital, capital expenditures, dividend payments, debt service, strategic initiatives or for other obligations or purposes;
•limiting the Company’s ability to sell eligible accounts receivable under its Receivables Purchase Agreement;

•limiting the Company’s flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, its operations or business;
•limiting the Company's ability to enter into derivative agreements to hedge interest rate and foreign exchange risk;
•making the Company more highly leveraged than some of its competitors, which may place the Company at a competitive disadvantage;
•making the Company more vulnerable to downturns in the economy or its business;
•requiring a substantial portion of the Company’s cash flow from operations to make interest payments;
•making it more difficult for the Company to satisfy other obligations;
•risking credit rating downgrades of the Company, which could increase future debt costs and limit the future availability of debt financing; and
•preventing the Company from borrowing additional funds as needed or taking advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.
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

Changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate could increase the Company's borrowing costs.

Some of the Company’s borrowings bear interest at a variable rate based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.

The Company is evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. The Company is not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on the Company's financial condition and results of operations.
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
Additionally, the Company may not be able to successfully integrate future acquired businesses into its existing business without substantial costs, delays or other operational or financial difficulties. Potential difficulties the Company may encounter as part of the integration process include the following:
•the potential inability to successfully combine businesses in a manner that permits the Company to achieve the cost synergies expected to be achieved as a result of the consummation of the acquisition and other benefits anticipated to result from the acquisition;
•the potential inability to integrate acquired companies’ products and services;
•challenges leveraging the customer information and technology of the two companies;
•challenges effectuating the Company’s diversification strategy, including challenges achieving revenue growth from sales of each company’s products and services to the clients and customers of the other company;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, clients, employees, lenders, and other constituencies; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition.
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
A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and fixed assets. At December 31, 2019, goodwill, net of impairment totaled $49.4 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently when events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or comparable market sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions and/or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, further corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that the Company expects. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. If the future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.
The further recognition of an impairment of the Company’s goodwill or any of the Company’s assets would negatively affect the Company’s results of operations and total capitalization, the effect of which could be material.
International Reporting Unit

During the third quarter of 2019, the Company performed an interim assessment of its European kitchenware business by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple approach. Based upon the analysis performed, the Company recognized a $9.7 million non-cash goodwill impairment charge during the third quarter of 2019. The goodwill impairment charge was the result of a decline in operating performance and reduced expectations for future cash flows of the European kitchenware business. The fair value of the business was approximately 30.1% below its carrying value as of September 30, 2019.

In 2018, the Company incurred a non-cash goodwill impairment charge of $2.2 million related to the European tableware business due to a decline in operating performance and reduced expectations for future cash flows.
Following the goodwill impairment charges taken in both the third quarter of 2019 and 2018, goodwill associated with the International reporting unit, comprised of the European kitchenware business and tableware business, acquired in 2014 and 2011, respectively, is zero.
U.S. Reporting Unit

The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2019 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company recognized a non-cash goodwill impairment charge of $33.2 million, during the three months ended December 31, 2019. The goodwill impairment charge resulted from, among other factors, a sustained decline in the Company's market capitalization observed in the fourth quarter of 2019.The fair value of the U.S, reporting unit was approximately 6.1% below its carrying value.

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
The Company’s wholesale customers include mass market merchants, specialty stores, commercial stores, department stores, warehouse clubs, grocery stores, off-price retailers, food service distributors, pharmacies, food and beverage outlets and e-commerce. Unanticipated changes in purchasing and other practices by the Company’s customers, including a customer’s pricing and payment terms, inventory de-stocking, limitations on shelf space, more extensive packaging requirements, changes in order quantities, use of private label brands and other practices, could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. While the Company generally orders products substantially in advance of the anticipated time of their sale by the Company, this trend may require the Company to shorten its lead time for production in certain cases and more closely anticipate demand, which may require the Company to carry additional inventories. The Company’s annual earnings and cash flows also depend to a great extent on the results of operations in the latter half of the year due to the seasonality of its sales. The Company’s success and sales growth is also dependent on its evaluation of consumer preferences and changing trends.
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
During the years ended December 31, 2019, 2018 and 2017, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 16%, 14% and 15% of net sales, respectively. Sales to Walmart are included in the Company's U.S. and International segments. During the year ended December 31, 2019, sales to Costco Wholesale Corporation (“Costco”) accounted for 11% of consolidated net sales. Sales to Costco are included in the Company's U.S. and International segment. No other customers accounted for 10% or more of the Company’s sales during these periods.
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
If the Company is unable to effectively manage its existing Internet business, the Company's reputation and operating results may be harmed.
The success of the Company’s Internet business depends, in part, on factors over which the Company may have limited control. The Company must successfully respond to changing consumer preferences and buying trends relating to Internet usage. The Company is also vulnerable to certain additional risks and uncertainties associated with the Internet, including: changes in required technology interfaces; website downtime and other technical failures; costs and technical issues as the Company upgrades its website software; computer viruses; changes in applicable federal and state regulations; security breaches; data breaches; and consumer privacy concerns. In addition, the Company must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools such as paid search, which may increase its costs and which may not succeed in increasing sales or attracting customers. The Company’s failure to successfully respond to these risks and uncertainties might adversely affect the sales in its Internet business, as well as damage the Company’s reputation and brands.
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
Supply chain risks
International suppliers subject the Company to regional regulatory, man-made or natural disasters, health epidemics, political, economic and foreign currency exchange risk that could materially and adversely affect the Company’s operating results.

The Company sources its products from suppliers located principally in Asia, Europe and the United States. The Company’s vendors in Asia, from whom a substantial majority of the Company’s products are sourced, are located primarily in China, which subjects the Company to various risks within the region including regulatory, man-made or natural disasters, health epidemics, political, economic and foreign currency changes. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China, where labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and labor in China may not continue to be available to the Company at costs consistent with historical levels. Changes in labor or other laws may be enacted, in China or in other countries in which the Company does business, which could have a material adverse effect on the Company’s operations and/or those of the Company’s suppliers. Changes in currency exchange rates might negatively affect the Company and its overseas vendors’ profitability and business prospects. The Company does not have access to its vendors’ financial information and the Company is unable to assess its vendors’ financial condition, including their liquidity. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.
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

A widespread outbreak of an illness or other health issue could negatively affect various aspects of the business, including the Company's supply chain, and make it more difficult and expensive to meet the Company's obligations to its customers, and could result in reduced demand from its customers.

The Company's global operations are susceptible to global events, including a widespread outbreak of an illness or other health issue, As a result of epidemic outbreaks businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Epidemic outbreaks could also substantially interfere with general commercial activity related to the Company's supply chain and customer base, which could have a material adverse effect on the Company's financial condition, results of operations, business, or prospects.

If the Company's operations are curtailed and the supply chain continues to be disrupted, the Company may need to seek alternate sources of supply for services and staff, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to the Company from its supply chain and subsequently to the customers, each of which would affect the Company's results of operations. Further, if the customers’ businesses are similarly affected, they might delay or reduce purchases from the Company, which could have a material adverse effect on the Company's results from operations.

Intellectual property risks
The loss of certain licenses or material changes in royalty rates could materially adversely affect the Company’s operating margin and cash flow.
Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2019, sales of licensed brands accounted for approximately 12% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.
The Company holds certain rights to use the Farberware brand for kitchen tools and gadgets, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The licensor is a joint venture of which the Company is a 50% owner. The other 50% owner of the joint venture has the right to terminate the Company’s license if the Company materially breaches any of the material terms of the license and fails to cure the material breach within 180 days of notice of the breach, if it is determined in an arbitration proceeding that money damages alone would not be sufficient compensation to the licensor and that the breach is so egregious as to warrant termination of the license and forfeiture of the Company’s rights to use the brand under that license agreement. If the Company were to lose the Farberware license for kitchen tools and gadgets, cutlery, cutting boards, shears and certain other products through termination as a result of an uncured breach, its business, results of operations and financial condition would be materially adversely affected.
Sales of KitchenAid branded products, to a lesser extent, also represent a material portion of the Company’s sales. The Company also holds a license to use the KitchenAid brand subject to a license agreement that will expire in December 2022. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time. Although it expects to be able to renew its current KitchenAid license prior to its expiration, there is no assurance that the Company will be able to do so on reasonable terms, or at all, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
The Company’s worldwide operations could be subject to natural and man-made disasters, telecommunications failures, water shortages, tsunamis, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, conflicts, acts of terrorism, health epidemics and other business interruptions. The occurrence of any of these business disruptions could seriously harm the Company’s business, revenue and financial condition and increase the Company’s costs and expenses. If the Company’s or its manufacturers’ warehousing facilities or transportation facilities are damaged or destroyed, the Company would be unable to distribute products on a timely basis, which could harm the Company’s business. The Company’s back-up operations may be inadequate, and the Company’s business interruption insurance may not be sufficient to compensate for any losses that may occur.
The Company’s international operations present special challenges that the Company may not be able to meet, and this could materially and adversely affect the Company’s financial results.
The Company conducts business outside of the United States through subsidiaries, affiliates and joint ventures. These entities have operations and assets in the U.K., Mexico, Brazil, Canada, China and Hong Kong. Therefore, the Company is subject to increases and decreases in its investments in these entities resulting from the impact of fluctuations in foreign currency exchange rates. These entities also bear risks similar to those risks faced by the Company. However, there are specific additional risks related to these organizations, such as the failure of the Company’s partners or other investors to meet their obligations and higher credit and liquidity risks related to thinly capitalized entities. Failure of these entities or the Company’s vendors to adhere to required regulatory or other standards, including social compliance standards, could materially and adversely impact the Company’s reputation and business.
In addition, the Company sells its products in foreign countries and seeks to increase its level of international business activity. Accordingly, the Company is subject to various risks, including:
•U.S.-imposed embargoes of sales to specific countries;
•foreign import controls (which may be arbitrarily imposed or enforced);
•import regulations and duties;
•export regulations (which require the Company to comply with stringent licensing regimes);
•anti-dumping regulations;
•price and currency controls;
•exchange rate fluctuations;
•dividend remittance restrictions;
•expropriation of assets;
•war, civil uprisings and riots;
•government instability;
•the necessity of obtaining governmental approval for new and continuing products and operations;
•legal systems or decrees, laws, taxes, regulations, interpretations and court decisions that are not always fully developed and that may be retroactively or arbitrarily applied;
•restructuring and integration of the Company's European operations;
•public health epidemics;
•unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments; and
•difficulties in managing a global enterprise.
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

On June 21, 2018, the U.S. Supreme Court decided South Dakota v. Wayfair, Inc. et al, (the “Wayfair Decision”), a case that challenged existing law under which online retailers are not required to collect sales tax unless they have a physical presence in the buyer’s state. The Wayfair Decision established that a state may enforce or adopt laws requiring online retailers to collect and remit sales tax if there is a substantial nexus between the online retailer’s activity and the state, even if the retailer has no physical presence within the taxing state. The majority of U.S. states have enacted laws or have pending legislation that require online retailers to collect and remit sales tax for online sales. These laws and pending legislation could result in the Company incurring substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state internet retailers could also create additional administrative burdens on the Company. This decision and the enactment and enforcement of laws resulting from this decision could also impact where the Company is required to file state income taxes. As a result, the Company’s effective income tax rate, the cost of the Company’s e-commerce business, and the growth of its e-commerce business, could be materially adversely effected by the Wayfair Decision and other new laws or regulations governing the internet and e-commerce. This potential negative impact on the Company’s e-commerce business could have a material adverse effect on the Company’s overall business, results of operations and financial condition.
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

Additionally, the Company must comply with increasingly complex and rigorous regulatory standards enacted to protect businesses and personal data, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act. GDPR is a comprehensive European Union privacy and data protection reform, effective in 2018, which applies to companies that are organized in the European Union or otherwise provide services to consumers who reside in the European Union, and imposes strict standards regarding the sharing, storage, use, disclosure and protection of end user data and significant penalties (monetary and otherwise) for non-compliance. The California Consumer Privacy Act, which became effective in January 2020, created new data privacy rights, including a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Any failure to comply with GDPR, the California Consumer Privacy Act, or other regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to the Company’s reputation and credibility, and could have a material adverse effect on the Company’s business and results of operations.

The Company is in the process of transitioning the Company's Systems, Applications and Products and other critical systems to cloud-based technologies. As the Company transitions to cloud-based technologies, the Company may be exposed to additional cyber threats as the Company migrates from legacy systems to cloud-based solutions. The Company's increased dependence on third parties for cloud-based systems may also subject the Company to further cyber threats.
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
The Company is subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:
•discharges to the air, water and land;
•the handling and disposal of solid and hazardous substances and wastes; and
•remediation of contamination associated with release of hazardous substances at the Company’s facilities and at off-site disposal locations.

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
Wallace EPA Matter
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

On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s total net present worth estimated cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA has and will continue to conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. In February 2020, the tolling agreements were extended to November 2020. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements.

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

The Company’ executives and other key employees are critical to the Company’s success. The loss of and/or failure to attract and maintain its highly skilled employees could adversely affect the Company’s business.
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
Item  1B. Unresolved Staff Comments
None

Item 2. Properties
The following table lists the principal properties at which the Company operated its business at December 31, 2019:

Location	Description	Size (square feet)	Owned/ Leased
Rialto, California (1)	West Coast warehouse and distribution facility	703,000	Leased
Robbinsville, New Jersey (1)	Principal East Coast warehouse and distribution facility	700,000	Leased
Aston, England (2) (4)	Offices, showroom, warehouse and distribution facilities	260,000	Leased
Winchendon, Massachusetts (1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York (3)	Corporate headquarters/main showroom	159,000	Leased
Corby, England (2) (4)	Offices, showroom, warehouse and distribution facility	143,000	Leased
Medford, Massachusetts (1)	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico (1)	Sterling silver manufacturing facility	55,000	Leased
Las Cruces, New Mexico (1)	Offices, warehouse and distribution facilities	33,000	Leased
Shanghai, China (3)	Offices	22,000	Leased
Oak Brook, Illinois (1)	Offices	18,000	Leased
Guangzhou, China (3)	Offices	18,000	Leased
Seattle, Washington (1)	Offices	17,500	Leased
York, Pennsylvania (1)	Offices	14,000	Leased
New York, New York (1)	Offices and showrooms	12,000	Leased
Atlanta, Georgia (1)	Showrooms	11,000	Leased
Kowloon, Hong Kong (3)	Offices and showroom	7,300	Leased
Bentonville, Arkansas (1)	Offices and showroom	7,000	Leased
Newtown, Pennsylvania (1)	Offices	5,900	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin (1)	Showroom	4,000	Leased
Tianjin, China (3)	Offices	2,400	Leased
Minneapolis, Minnesota (1)	Offices	1,956	Leased
Isaaquah, Washington (1)	Offices	1,125	Leased
(1)Location primarily used by the U.S. segment.
(2)Location used by the International segment.
(3)Location used by all segments.
(4)As of December 31, 2019, the International segment utilized the Corby, England distribution center for a limited portion of customer orders. The Company expects to complete the consolidation of its Corby, England distribution center into the Aston, England distribution center in 2020.

Item 3. Legal Proceedings
Wallace EPA Matter
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

On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s total net present worth estimated cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA has and will continue to conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. In February 2020, the tolling agreements were extended to November 2020. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements.

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

U.S. Customs and Border Protection matter

By letter dated August 26, 2019, the Company was advised that U.S. Customs and Border Protection ("CBP") had commenced an investigation, pursuant to 19 U.S.C. §1592, regarding the Company’s tariff classification of certain tableware and kitchenware. The issue centers on whether such merchandise meets the criteria for reduced duty rates as specified sets as those terms are defined in Chapter 69, Note 6(b), Harmonized Tariff System of the United States. The period of investigation is stated to be from August 26, 2014 to the present. Since being notified of the investigation, the Company has obtained a significant amount of evidence that, the

Company believes, supports that the imported products were properly classified as specified sets. The Company's counsel filed a lead Protest and Application for Further Review on February 5, 2020 and will be requesting that CBP suspend the matter until the protest is reviewed and decided by CBP headquarters based on the sufficiency of the evidence presented.

In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $3.1 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $6.2 million for negligence and up to $12.4 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.

Accordingly, based on the above uncertainties and variables, the Company considers the potential losses related to this matter to be reasonably possible, but not probable. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

Other

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
At December 31, 2019, the Company estimates that there were approximately 1,900 record holders of the Company’s common stock.
The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2019.
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

Date	Lifetime Brands, Inc.	Hemscott Group Index	Peer Group	NASDAQ Market Index
12/31/2014 (1)	$100.00	$100.00	$100.00	$100.00
12/31/2015	$77.91	$114.05	$88.97	$106.96
12/31/2016	$105.49	$117.60	$83.09	$116.45
12/31/2017	$98.93	$82.69	$99.45	$150.96
12/31/2018	$60.96	$51.57	$99.95	$146.67
12/31/2019	$43.05	$55.53	$124.73	$200.49
(1)The graph assumes $100 was invested as of the close of trading on December 31, 2014 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2015, 2016, 2017, 2018 and 2019. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation by reference language in such filing. A list of the companies included in the Company’s Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company. Peer issuers included in the peer group identified include, Acushnet Holdings Corp., Callaway Golf Co., Crocs, Inc., Delta Apparel, Inc., Hamilton Beach Brands Holding Co., Helen of Troy Ltd., JAKKS Pacific, Inc., Lands’ End, Inc., Libbey, Inc., Movado Group, Inc., Oxford Industries, Inc., The Buckle, Inc. and Tupperware Brands Corp.

The table below sets forth information regarding issuer purchases of equity securities:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
December 1- December 31, 2019	1,133	$6.95	—	$6,771,467
(1)The repurchased shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan which allows participants to use shares to satisfy certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of the Company’s stock compensation plans.
(2)On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended December 31, 2019.

Item 6. Selected Financial Data
The selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data at December 31, 2017, 2016 and 2015 have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and Notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2019	2018	2017	2016	2015
		(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA (1)
Net sales	$734,902	$704,542	$579,476	$592,619	$587,670
Cost of sales (2)	479,711	448,785	364,319	375,719	373,284
Distribution expenses (3)	72,543	69,716	58,050	57,006	54,815
Selling, general and administrative expenses (4)	161,618	162,933	140,903	130,397	134,903
Impairment of goodwill	42,990	2,205	—	—	—
Restructuring expenses	1,435	2,324	1,024	2,420	437
(Loss) Income from operations	(23,395)	18,579	15,180	27,077	24,231
Interest expense	(20,378)	(18,004)	(4,291)	(4,803)	(5,746)
Financing expense	—	—	—	—	(154)
Loss on early retirement of debt	—	(66)	(110)	(272)	—
(Loss) Income before income taxes and equity in earnings	(43,773)	509	10,779	22,002	18,331
Income tax provision	(1,109)	(2,889)	(9,032)	(7,030)	(6,627)
Equity in earnings, net of taxes	467	660	407	748	574
Net (loss) income	$(44,415)	$(1,720)	$2,154	$15,720	$12,278
Basic (loss) income per common share	$(2.16)	$(0.09)	$0.15	$1.11	$0.89
Weighted-average shares outstanding – basic	20,597	19,452	14,505	14,174	13,850
Diluted (loss) income per common share	$(2.16)	$(0.09)	$0.14	$1.08	$0.86
Weighted-average shares outstanding – diluted	20,597	19,452	14,955	14,549	14,266
Cash dividends declared per common share	$0.17	$0.17	$0.17	$0.17	$0.16

		December 31,
	2019	2018	2017	2016	2015
		(in thousands)
BALANCE SHEET DATA (1)
Current assets	$329,153	$318,804	$258,423	$256,447	$243,380
Current liabilities (5)	107,307	84,876	71,515	91,286	91,361
Working capital (4)	221,846	233,928	186,908	165,161	152,019
Total assets (5)	770,023	708,572	401,521	399,854	398,331
Short-term borrowings	8,413	1,253	69	9,456	19,898
Long-term debt	287,103	304,774	94,744	86,201	80,350
Stockholders’ equity	236,317	279,493	210,279	197,728	199,468
Notes:
(1)The acquisition of Filament in March 2018 affects the comparability of the periods.
(2)Prior to January 1, 2019, depreciation associated with certain tooling used to produce products was classified as selling, general and administrative expenses. The amount recorded in cost of sales for the year ended December 31, 2019 was $1.4 million. The impact on the comparative periods presented is immaterial and therefore, the comparative periods have not been adjusted to reflect this change in accounting policy.
(3)The 2016 period includes a $1.2 million charge to correct prior years’ depreciation of certain assets within the U.S. segment.
(4)In 2018 and 2015, the Company recorded a gain of $1.7 million and a loss of $0.7 million, respectively, related to adjustments to the fair value of certain contingent consideration.
(5)The 2019 period reflects the adoption of ASU 2016-02, Leases (Topic 842) which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. As a result, comparability to the prior years' current liabilities, working capital, and total assets is affected.

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
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor). In 2019, Kitchenware products and Tableware products accounted for approximately 79% of the Company’s U.S. net sales and 82% of the Company’s consolidated net sales. In 2018, Kitchenware products and Tableware products accounted for approximately 82% of the Company’s U.S. net sales and 84% of the Company’s consolidated net sales. The year ended December 31, 2018 includes the operations of Filament for the period from March 2, 2018, the date of the acquisition of Filament, to December 31, 2018.
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, Taylor®, KitchenAid®, KitchenCraft®, Pfaltzgraff®, BUILT NY®, Rabbit®, Kamenstein®, and MasterClass®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
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
EQUITY INVESTMENTS
The Company owns approximately 30% interest in Grupo Vasconia S.A.B ("Vasconia), an integrated manufacturer of aluminum products and one of Mexico's largest housewares companies. Shares of Vasconia's capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company's consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia's net income (reduced for amortization expense related to the customer relationships acquired) for the year ended December 31, 2019, 2018, and 2017 in the accompanying consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors.
The Company recorded equity in earnings of Vasconia, net of taxes, of $0.5 million, $0.9 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2019, 2018 and 2017, net sales for the third and fourth quarters accounted for 60%, 62% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. Consistent with the seasonality of the Company's net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
RESTRUCTURING
In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition.
During the years ended December 31, 2019 and 2018, the Company's U.S. segment incurred $0.7 million and $2.1 million, respectively, of restructuring expense related to the Filament integration, of which $0.1 million and $1.4 million was accrued at December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, and December 31, 2018 the Company's international segment incurred $0.7 million and $0.2 million, respectively, of restructuring expense primarily related to the integration of its legal entities operating in Europe of which $0.2 million was accrued at December 31, 2018. The Company had no international restructuring accrual as of December 31, 2019.
The Company's International segment expects to incur restructuring charges of $0.5 million in 2020 to complete its warehouse integration efforts.
RECENT DEVELOPMENTS
The U.S. government recently announced and, in some cases, implemented additional tariffs on certain foreign goods, including certain finished products and raw materials such as steel and aluminum. These tariffs have resulted or may result in increased prices for these imported goods and materials and may limit the amount of these goods and materials that may be imported into the U.S.
During 2019, the Office of the U.S. Trade Representative (‘‘USTR’’) has imposed, and in certain cases subsequently reduced or removed, additional tariffs on products imported from China. The Company purchases a high concentration of products from unaffiliated manufacturers located in China. This concentration exposes the Company to risks associated with doing business globally, including changes in tariffs.

The tariff increases that have been implemented by the USTR began to adversely impact the Company's cost of sales in the third quarter of fiscal 2019 and will continue to do so, as long as these tariff increases remain in effect. In December 2019, the U.S. and China announced an interim trade agreement to halt additional tariff increases that were due to become effective before the end of the year and reverse some tariff increases that became effective in September 2019. The specific details of the interim trade agreement are unclear, as is the ultimate outcome of the broader trade negotiations. At this time, the Company expects to mitigate the impact of tariff increases primarily through pricing actions and product cost reductions in its supply chain. A substantial majority of the Company’s products are sourced from vendors in China. Although the Company's pricing actions are intended to offset the gross profit dollar impact of tariff increases, there are no assurances that the pricing actions will be successful in fully offsetting this impact or will not reduce retail consumption or customer orders in the short-term. Since July 2018, the USTR has periodically issued lists of products that are excluded from tariffs on Chinese imports. Under the USTR exclusion process, companies have the opportunity to seek to have particular products excluded from the tariff lists and apply for a refund.

On January 31, 2020, the U.K. left the European Union. The U.K.’s exit from the European Union is unprecedented and it remains unclear what impact this will have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. Net sales attributable to U.K. domiciled businesses were $85.8 million for the year ended December 31, 2019, and represent approximately 12% of the Company’s consolidated net sales for the period.

Significant uncertainty remains regarding the impact of the U.K.’s exit from the European Union. The uncertainty surrounding the consequences of the U.K.’s exit could adversely impact the U.K. economy, customers and investor confidence. Such uncertainty may contribute to additional market volatility, including volatility in the value of the U.K. pound and European euro, and may adversely affect the Company’s businesses, results of operations, and financial condition.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES
Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice on how certain transactions are classified in the statement of cash flows. The adoption of this ASU did not have a material impact on the Company’s cash flow statement.
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance required adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on January 1, 2019 using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. The Company’s project team assessed the effect of the adoption of this standard on its accounting policies, business processes, internal controls over financial reporting and related disclosures. Upon adoption, the Company's asset and lease liabilities increased by $91.0 million and $104.5 million, respectively. The Company did not recognize a material cumulative-effect adjustment to retained earnings upon adoption.
Accounting Pronouncements to be Adopted in Future Periods
Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The ASU also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
RESULTS OF OPERATIONS
The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.3	63.7	62.9
Gross margin	34.7	36.3	37.1
Distribution expenses	9.9	9.9	10.0
Selling, general and administrative expenses	22.0	23.1	24.3
Impairment of goodwill	5.8	0.3	—
Restructuring expenses	0.2	0.3	0.2
(Loss) income from operations	(3.2)	2.7	2.6
Interest expense	(2.8)	(2.6)	(0.7)
(Loss) income before income taxes and equity in earnings	(6.0)	0.1	1.9
Income tax provision	(0.2)	(0.4)	(1.6)
Equity in earnings, net of taxes	0.1	0.1	0.1
Net (loss) income	(6.1)%	(0.2)%	0.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS
2019 COMPARED TO 2018
In 2019, the Company realigned its operating segments to reflect the changes in how the Company manages its business, reviews operating performance and allocates resources. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.
Net Sales
Net sales for the year 2019 were $734.9 million, an increase of $30.4 million, or 4.3%, compared to net sales of $704.5 million in 2018. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2019 average rates to 2018 local currency amounts, net sales increased $34.0 million, or 4.9%, as compared to consolidated net sales in the corresponding period in 2018. Net sales in 2019 increased $4.6 million or 0.6% on an unaudited pro forma basis, reflecting the acquisition of Filament as if it had occurred on January 1, 2018.
Net sales for the U.S. segment in 2019 were $644.2 million, an increase of $35.1 million, or 5.8%, compared to net sales of $609.1 million in 2018. Net sales in 2019 increased $9.3 million or 1.5%, on a pro forma basis, reflecting the acquisition of Filament as if it had occurred on January 1, 2018.
Net sales for the U.S. segment’s Kitchenware product category in 2019 were $354.3 million, an increase of $24.2 million, or 7.3%, compared to net sales of $330.1 million in 2018. The net sales increase in the U.S. segment’s Kitchenware product category was partially attributable to the inclusion of Filament for a full year in 2019. Additionally, net sales increased as a result of new tools and gadgets program, as well as higher sales for Taylor and Rabbit branded kitchenware. The increase was partially offset by lower sales for cutlery and bakeware/pantryware products.
Net sales for the U.S. segment’s Tableware product category in 2019 were $156.1 million, a decrease of $12.7 million, or 7.5%, compared to net sales of $168.8 million for 2018. The decrease was primarily driven by lower replenishment orders related to certain dinnerware retail programs in 2019.
Net sales for the U.S. segment’s Home Solutions products category in 2019 were $133.8 million, an increase of $23.6 million, or 21.4%, compared to net sales of $110.2 million in 2018. The increase was primarily attributable to a new program for the home decor products line and the inclusion of Filament for a full year in 2019.
Net sales for the International segment in 2019 were $90.7 million, a decrease of $4.7 million, compared to net sales of $95.4 million for 2018. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2019 average exchange rates to 2018 local currency amounts, net sales decreased approximately 1.2%. The decrease in sales was partially due to an order fulfillment disruption caused by a consolidation from multiple to a single new warehouse, partially offset by growth in E-Commerce and an increase in Asia trading operations.
Gross margin
Gross margin for 2019 was $255.2 million, or 34.7%, compared to $255.8 million, or 36.3%, for the corresponding period in 2018.
Gross margin for the U.S. segment was $226.5 million, or 35.2%, for 2019 compared to $223.5 million, or 36.7%, for 2018. Gross margin fluctuates from period to period based on a number of factors, including product and customer mix. The U.S. segment's gross margin was negatively impacted by higher tariff rates on products imported from China. This impact was partially offset by tariff exclusion refunds for certain duties charged to cost of sales in 2018, devalued Chinese Yuan, cost concessions from suppliers, packaging redesigns, and higher wholesale price points on affected inventory. Both the tariff environment, and the suppliers and customer community's response are highly dynamic, which can negatively or positively impact gross margin in future reporting periods.
Gross margin for the International segment was $28.7 million, or 31.6%, for 2019 compared to $32.3 million, or 33.9%, for 2018. The decrease was primarily attributable to sales of clearance inventory and changes in customer and product mix.

Distribution expenses
Distribution expenses were $72.5 million for the 2019 period as compared to $69.7 million for the 2018 period. Distribution expenses as a percentage of net sales were 9.9% and 9.9% in 2019 and 2018.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.6% in 2019 and 9.5% in 2018. Distribution expenses in 2019 and 2018 include $0.2 million and $2.7 million, respectively, for the Company’s facility relocation efforts of its west coast distribution facility. As a percentage of sales shipped from the Company’s warehouses, distribution expenses, excluding the relocation costs for the U.S. segment, were 9.6% and 9.9% for 2019 and 2018, respectively. The decrease reflects the termination of the Company's variable cost distribution facility as part of the efforts to integrate the operations of Filament.
Distribution expenses as a percentage of net sales for the International segment were approximately 18.7% in 2019 and 12.4% in 2018, respectively. Distribution expenses in 2019 include $2.6 million, for the Company’s facility relocation costs of its International distribution facilities. No International relocation costs were incurred in 2018. As a percentage of sales shipped from the Company’s warehouses, distribution expenses, excluding the relocation costs for the International segment, were 15.6% and 13.1% for 2019 and 2018, respectively. The increase was primarily driven by higher U.K. integration facility expenses due to running multiple facilities concurrently in 2019.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for 2019 were $161.6 million, a decrease of $1.3 million, or 0.8%, as compared to $162.9 million for 2018.
SG&A expenses for 2019 for the U.S. segment were $117.1 million, a decrease of $2.0 million, or 1.7%, compared to $119.1 million for 2018. As a percentage of net sales, SG&A expenses were 18.2% for 2019 compared to 19.6% for 2018. The 2019 period reflects the synergy savings from the Filament acquisition, primarily from efficiencies in labor reduction initiatives. The 2018 period does not reflect a full year of SG&A expenses for Filament, which was acquired on March 2, 2018.
SG&A expenses for 2019 for the International segment were $24.3 million, compared to $23.6 million for 2018. As a percentage of net sales, SG&A expenses increased to 26.8% for 2019 compared to 24.7% for 2018. The increase was driven by higher professional fees and higher warehouse expenses as the Company began consolidating its Corby, England distribution center into the Aston, England distribution center in 2019.
Unallocated corporate expenses were $20.2 million for both 2019 and 2018. The 2019 results reflect higher professional fees offset by lower acquisition expenses than the comparative 2018 period.
Impairment of goodwill
U.S. Reporting Unit
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2019 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company recognized a non-cash goodwill impairment charge of $33.2 million, during the three months ended December 31, 2019. The goodwill impairment charge resulted from, among other factors, a sustained decline in the Company's market capitalization observed in the fourth quarter of 2019.The fair value of the U.S, reporting unit was approximately 6.1% below its carrying value.

Management’s projections used to estimate the cash flows included organic net sales growth and net sales growth through new customer channels as well as continued operating efficiencies in future periods. Changes in any of the significant assumptions used in the valuation of the reporting unit could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.
International Reporting Unit

During the third quarter of 2019, the Company performed an interim assessment of its European kitchenware business by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple approach. Based upon the analysis performed, the Company recognized a $9.7 million non-cash goodwill impairment charge during the third quarter of 2019. The goodwill impairment charge was the result of a decline in operating performance and reduced expectations for future cash flows of the European kitchenware business. The fair value of the business was approximately 30.1% below its carrying value as of September 30, 2019.

In 2018, the Company incurred a non-cash goodwill impairment charge of $2.2 million related to the European tableware business due to a decline in operating performance and reduced expectations for future cash flows.
Following the goodwill impairment charges taken in both the third quarter of 2019 and 2018, goodwill associated with the International reporting unit, comprised of the European kitchenware business and tableware business, acquired in 2014 and 2011, respectively, is zero.
Restructuring expenses
In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition.
During the years ended December 31, 2019 and 2018, the Company's U.S. segment incurred $0.7 million and $2.1 million, respectively, of restructuring expense related to the Filament integration, of which $0.1 million and $1.4 million was accrued at December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, and December 31, 2018 the Company's international segment incurred $0.7 million and $0.2 million, respectively, of restructuring expense primarily related to the integration of its legal entities operating in Europe of which $0.2 million was accrued at December 31, 2018. The Company had no international restructuring accrual as of December 31, 2019.
The Company's International segment expects to incur restructuring charges of $0.5 million in 2020 to complete its warehouse integration efforts.
Interest expense
Interest expense for 2019 was $20.4 million compared to $18.0 million for 2018. The increase in expense was attributable to the financing obtained in connection with the acquisition of Filament which was completed in March 2018. The 2019 interest expense included a full year of interest related to the financing of Filament.
Income tax provision
The income tax provision was $1.1 million in 2019 and $2.9 million in 2018. The Company’s effective tax rate for 2019 was (2.5)%, compared to 567.6% for 2018. The effective tax rate in 2019 was driven primarily by the impairment of goodwill in the U.S. and international reporting units, nondeductible expenses, state taxes and tax credits. The effective tax rate in 2018 was driven by nondeductible expenses related to the Filament acquisition, impairment of goodwill in the international reporting unit, the increase in liability related to uncertain tax positions, and state taxes.
Equity in earnings
The Company’s equity in earnings, net of tax, for 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Equity earnings, net of taxes	$467	$807
Tax act transition adjustments	—	80
Equity in earnings, net of taxes and adjustments	467	887
Impairment of Grand Venture	—	(227)
Equity in earnings	$467	$660
Vasconia reported income from operations for 2019 of $8.6 million, as compared to $11.4 million for 2018 and reported net income of $1.8 million and $2.9 million in 2019 and 2018, respectively . The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a decrease of the investment of $1.6 million during the year ended December 31, 2019 and a decrease of the investment of $1.9 million during the year ended December 31, 2018.
Due to the operating losses in the Company’s investment in Grand Venture, the Company evaluated the investments carrying value and assessed if an other-than temporary impairment under the equity method of accounting was necessary. As a result of this evaluation, the Company recorded an impairment charge of approximately $0.2 million during the year ended December 31, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS
2018 COMPARED TO 2017

Prior to December 31, 2018, certain international operations of the Company’s business were managed domestically by the U.S. segment. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.
Net Sales
Net sales for the year 2018 were $704.5 million, an increase of $125.0 million, or 21.6%, compared to net sales of $579.5 million in 2017. Net sales from Filament for the period from March 2, 2018, the date of the acquisition of Filament, were $128.8 million. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2018 average rates to 2017 local currency amounts, net sales increased $122.3 million, or 21.0%, as compared to consolidated net sales in the corresponding period in 2018.
Net sales for the U.S. segment in 2018 were $609.1 million, an increase of $131.0 million, or 27.4%, compared to net sales of $478.1 million in 2017.
Net sales for the U.S. segment’s Kitchenware product category in 2018 were $330.1 million, an increase of $56.0 million, or 20.4%, compared to net sales of $274.1 million in 2017. The increase in the U.S. segment’s Kitchenware product category was primarily attributable to contributions from Filament, and to a lesser extent, an increase in pantryware club program sales and an increase in tools and gadget off price retailer sales. These increase were partially offset by a decline in tools and gadget club sales and a decline in novelty kitchenware sales.
Net sales for the U.S. segment’s Tableware product category in 2018 were $168.8 million, an increase of $16.3 million, or 10.7%, compared to net sales of $152.5 million for 2017. The Tableware product category sales increase was primarily attributable to warehouse club programs and an increase in sales from Fitz and Floyd, which was acquired in August 2017.
Net sales for the U.S. segment’s Home Solutions products category in 2018 were $110.2 million, an increase of $58.6 million, compared to net sales of $51.6 million in 2017. The increase primarily reflects contributions from Filament and an increase in hydration programs. This increase was partially offset by a decline in home décor sales attributable to a customer bankruptcy and a decline in a customer program.
Net sales for the International segment in 2018 were $95.4 million, a decrease of $6.0 million, compared to net sales of $101.4 million for 2017. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2018 average exchange rates to 2017 local currency amounts, net sales decreased approximately 8.3%. The decrease, in constant currency, is due to a decline in private label tableware sales and a decline in kitchenware export and field sales.
Gross margin
Gross margin for 2018 was $255.8 million, or 36.3%, compared to $215.2 million, or 37.1%, for the corresponding period in 2017.
Gross margin for the U.S. segment was $223.5 million, or 36.7%, for 2018 compared to $182.2 million, or 38.1%, for 2017. Gross margin fluctuates from period to period based on a number of factors, including product and customer mix. The decrease in gross margin percentage is attributable to a change in customer and product mix from the Kitchenware and Tableware product categories, partially offset by the impact of Filament.
Gross margin for the International segment was $32.3 million, or 33.9%, for 2018 compared to $33.0 million, or 32.5%, for 2017. The increase in gross margin in the International segment is attributable to the tableware products favorable customer and product mix.
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

Distribution expenses as a percentage of net sales for the International segment were approximately 12.4% and 11.0% for 2018 and 2017, respectively. Distribution expenses as a percentage of sales shipped from the Company’s warehouses for the International segment were 13.1% and 12.3% for 2018 and 2017, respectively. The increase reflects an increase in labor and facility expenses, in part, due to an increase in inventory for new branded product portfolio.
Selling, general and administrative expenses
SG&A expenses for 2018 were $162.9 million, an increase of $22.0 million, or 15.6%, as compared to $140.9 million for 2017.
SG&A expenses for 2018 for the U.S. segment were $119.1 million, an increase of $22.4 million, or 23.2%, compared to $96.7 million for 2017. The 2018 period reflects an increase related to the Company’s acquisition of Filament, including an increase in intangible amortization expense. The acquisition related increases offset a decrease in employee, office and selling expense due to synergies realized from the acquisition of Filament. As a percentage of net sales, SG&A expenses were 19.6% for 2018 compared to 20.2% for 2017.
SG&A expenses for 2018 for the International segment were $23.6 million, compared to $27.1 million for 2017. The decrease was due in part to unrealized losses on foreign currency contracts of $2.6 million in the prior period, as compared to a net realized and unrealized gain of $0.2 million in the 2018 period. The 2017 period also includes expenses of approximately $0.7 million attributable to the implementation of Systems, Applications and Products (“SAP”), which is software that the Company uses in the management of its business, which were not repeated in 2018. As a percentage of net sales, SG&A expenses decreased to 24.7% for 2018 compared to 27.7% for 2017.
Unallocated corporate expenses for 2018 were $20.2 million compared to $17.2 million for 2017. The increase in the 2018 period was attributable to an increase in professional fees, share based compensation expense and insurance expense partially offset by a decrease in short term incentive compensation expense.
Restructuring expenses
During 2018, the U.S. segment recorded $2.3 million of restructuring expense, primarily for severance, related to the Company’s Filament integration.

During 2018 and 2017, the Company recorded $0.2 million and $1.0 million, respectively, of international restructuring expense, primarily for severance, related to the integration of operations in Europe.

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
Equity in earnings (losses)
The Company’s equity in earnings (losses), net of tax, for 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Equity earnings, net of tax	$807	$176
Tax benefit recorded in equity in earnings (1)
Tax act transition adjustments	80	239
Equity in earnings	887	415
Impairment of Grand Venture	$(227)	$(8)
	$660	$407
(1)Income tax provision related to the valuation allowance for deferred taxes associated with the cumulative foreign currency translation adjustment.
Equity in earnings, net of taxes, was $0.9 million in 2018, as compared to $0.4 million in 2017. Vasconia reported income from operations for 2018 of $11.4 million, as compared to $10.5 million for 2017, and reported net income of $2.9 million in 2018, compared to $1.2 million in 2017.
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
Receivable purchase agreement
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon 60 days prior written notice to the other party. Pursuant to this agreement, the Company sold $115.4 million and $86.0 million of Receivables during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, $20.9 million and $18.0 million, respectively, of receivables sold are outstanding and are due to HSBC Bank USA from customers. A charge of $0.6 million and $0.5 million related to the sale of the Receivables is included in SG&A expenses in the consolidated statement of operations for the years ended December 31, 2019 and 2018, respectively.

Leases
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the consolidated balance sheets. Finance leases are not material to the Company’s consolidated balance sheets.
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
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in Accounting Standards Update (“ASU”) Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test.
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of October 1st or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in the Company's stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or results of operations. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, an impairment charge will be recorded to reduce the reporting unit to fair value. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.
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
Revenue recognition
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free on Board ("FOB") Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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
Prior to January 1, 2019, depreciation associated with certain tooling used to produce products was classified as selling, general and administrative expenses. The amount recorded in cost of sales for the year ended December 31, 2019 was $1.4 million. The impact on the comparative periods presented is immaterial and therefore, the comparative periods have not been adjusted to reflect this change in accounting policy.
The Company implemented programs to improve the productivity of its inventory and simplify its U.S. business. In connection therewith, it initiated a stock keeping unit rationalization (“SKU Rationalization”) initiative to identify inventory to discontinue from active status, consistent with the objectives of these programs. During the year ended December 31, 2019, the Company recorded an $8.5 million charge to cost of sales associated with the SKU Rationalization initiative. The inventory charge represented approximately 8% of the Company's consolidated inventory as of June 30, 2019, the period in which the charge was taken.
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
The Company bases the estimated fair value of Stock Compensation restricted stock awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares awarded. Compensation expense is recognized on a straight-line basis over the vesting period.
Restructuring Expenses
In connection with the Company’s March 2018 acquisition of Filament, the Company commenced a restructuring plan to integrate the operations of Filament with the Company’s operations and realize the savings expected from the synergies of the acquisition.
During the years ended December 31, 2019 and 2018, the Company's U.S. segment incurred $0.7 million and $2.1 million, respectively, of restructuring expense related to the Filament integration, of which $0.1 million and $1.4 million was accrued at December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, and December 31, 2018 the Company's international segment incurred $0.7 million and $0.2 million, respectively, of restructuring expense primarily related to the integration of its legal entities operating in Europe of which $0.2 million was accrued at December 31, 2018. The Company had no international restructuring accrual as of December 31, 2019.
The Company's International segment expects to incur restructuring charges of $0.5 million in 2020 to complete its warehouse integration efforts.
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
Derivatives
The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive loss and is subsequently recognized in the Company’s consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the consolidated statement of operations.
Foreign currency
Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Income and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). The Company may enter into foreign exchange derivative contracts to hedge the volatility of exchange rates related to a portion of its international inventory purchases. Realized gains and losses from designated foreign currency derivative contracts are recognized in cost of sales as the hedged inventory purchases are sold. Unrealized gains and losses from foreign currency transactions on the fair value of foreign exchange contracts designated as hedges are recorded as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses from non-designated foreign currency hedges are recognized in selling, general and administrative expenses in the consolidated statements of operations.
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
At December 31, 2019 and 2018, the Company had cash and cash equivalents of $11.4 million and $7.6 million, respectively, and working capital of $221.8 million at December 31, 2019 compared to $233.9 million at December 31, 2018. The current ratio (current assets to current liabilities) was 3.1 to 1.0 at December 31, 2019 compared to 3.8 to 1.0 at December 31, 2018. The decrease in the current ratio was driven by the adoption of the new lease accounting standard and the excess cash flow principal payment related to the debt agreement.
At December 31, 2019, borrowings under the Company’s ABL Agreement were $32.8 million and $270.2 million was outstanding under the Term Loan. At December 31, 2018, borrowings under the Company’s ABL Agreement were $42.1 million and $272.9 million was outstanding under the Term Loan. The borrowings in 2019 and 2018 were primarily attributable to the financing of the acquisition of Filament.
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
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2019 inventory turnover was 2.9 times, or 128 days, as compared to 3.0 times, or 121 days, for the three months ended December 31, 2018.
Credit Facilities
The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. This amount is recorded in the current maturity of term loan on the consolidated balance sheets. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of Incremental Facilities may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.
As of December 31, 2019 and 2018, the total availability under the ABL Agreement are as follows (in thousands):

	December 31, 2019	December 31, 2018
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(32,822)	(42,080)
Open letters of credit	(2,288)	(3,392)
Total availability under the credit agreement	$114,890	$104,528
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

The current and non current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2019	December 31, 2018
Current portion of Term Loan facility:
Term Loan facility annual principal payment	$2,750	$2,750
Excess Cash Flow principal payment	7,145	—
Unamortized debt issuance costs	(1,482)	(1,497)
Total Current portion of Term Loan facility	$8,413	$1,253

Non Current portion of Term Loan facility:
Term Loan facility	$260,293	$270,188
Unamortized debt issuance costs	(6,012)	(7,494)
Total Non Current portion of Term Loan facility	$254,281	$262,694

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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at December 31, 2019 ranged from 2.44% to 2.63%. In addition, the Company paid a commitment fee that ranged from 0.250% to 0.375% on the unused portion of the ABL Agreement during the year ended December 31, 2019.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.50% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2019 was 5.3%.
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2019. The Company expects that it will continue to borrow and repay funds, subject to availability, under the ABL Agreement based on working capital and other corporate needs.

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

The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the four quarters ended
December 31, 2019
(in thousands)

Three months ended December 31, 2019	$27,873
Three months ended September 30, 2019	25,758
Three months ended June 30, 2019	4,306
Three months ended March 31, 2019	6,127
Consolidated adjusted EBITDA, before limitation	64,064
Permitted non-recurring charge limitation	(8,929)
Consolidated adjusted EBITDA	$55,135
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

The following is a reconciliation of net loss as reported to consolidated adjusted EBITDA for the years ended December 31, 2019 and 2018 and each fiscal quarter of 2019 and 2018:

	Three Months Ended				Year Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019
			(in thousands)
Net loss as reported	$(4,867)	$(11,513)	(13,519)	$(14,516)	$(44,415)
Subtract out:
Undistributed equity losses (earnings), net	116	69	210	(738)	(343)
Add back:
Income tax (benefit) provision	(2,458)	(5,795)	15,066	(5,704)	1,109
Interest expense	4,922	4,694	5,172	5,590	20,378
Depreciation and amortization	6,359	6,290	6,122	6,344	25,115
Impairment of goodwill	—	—	9,748	33,242	42,990
Stock compensation expense	907	1,193	1,505	1,436	5,041
SKU Rationalization (1)	—	8,500	—	—	8,500
Acquisition and divestment related expenses	151	—	—	55	206
Restructuring expenses (1)	608	173	338	316	1,435
Integration charges (1)	174	695	235	159	1,263
Warehouse relocation (1)	215	—	881	1,689	2,785
Consolidated adjusted EBITDA, before limitation	$6,127	$4,306	$25,758	$27,873	$64,064
Permitted non-recurring charge limitation (1)					(8,929)
Consolidated adjusted EBITDA					55,135
(1)Permitted non-recurring charges include restructuring expenses, integration charges, warehouse relocation costs, and SKU Rationalization. These are permitted exclusions from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

Consolidated adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Consolidated adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in (earnings) losses, income tax (benefit) provision, interest, depreciation and amortization, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements

	Three Months Ended				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
			(in thousands)
Net (loss) income as reported	$(11,598)	$(6,057)	$5,948	$9,987	$(1,720)
Subtract out:
Undistributed equity (earnings), net	(77)	(155)	(185)	(128)	(545)
Add back:
Income tax (benefit) provision	(3,810)	(1,765)	906	7,558	2,889
Interest expense	2,103	4,676	5,634	5,591	18,004
Loss on early retirement of debt	66	—	—	—	66
Depreciation and amortization, net	4,309	6,422	6,076	6,522	23,329
Impairment of goodwill	—	—	2,205	—	2,205
Stock compensation expense	838	921	1,268	1,108	4,135
Contingent consideration fair value adjustment	—	—	—	(1,774)	(1,774)
Unrealized loss (gain) on foreign currency contracts	393	(2,112)	(190)	(33)	(1,942)
Other permitted non-cash charges (1)	287	916	307	—	1,510
Acquisition related expenses	809	391	43	523	1,766
Restructuring expenses (2)	406	395	552	971	2,324
Integration charges (2)	35	110	103	433	681
Warehouse relocation (2)	2,384	168	55	118	2,725
Pro forma Filament adjustment (3)	3,326	—	—	—	3,326
Projected synergies (4)	—	—	—	—	8,546
Consolidated adjusted EBITDA, before limitation	$(529)	$3,910	$22,722	$30,876	$65,525
Permitted non-recurring charge limitation (2)					$(605)
Consolidated adjusted EBITDA					$64,920
(1)Other permitted non-cash charges include a non-cash purchase accounting adjustment to step-up the fair value of acquired inventory, a permitted exclusion from the Company’s consolidated adjusted EBITDA, pursuant to the Company’s Debt Agreements.
(2)Permitted non-recurring charges include restructuring expenses, integration charges, warehouse relocation costs, transition expenses and severance expense. These are permitted exclusions from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
(3)Pro forma Filament adjustment represents a permitted adjustment to the Company’s consolidated adjusted EBITDA for the acquisition of Filament on March 2, 2018 pursuant to the Company’s Debt Agreements.
(4)Pro forma projected synergies represents the amount of projected cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies projected by the Company as a result of actions taken through December 31, 2018 or expected to be taken as of December 31, 2018, net of the benefits realized during the twelve months ended December 31, 2018. Pro forma projected synergies is a permitted exclusion from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

Capital expenditures
Capital expenditures for the year ended December 31, 2019 were $9.2 million mainly attributable to the warehouse consolidation efforts related to the International business.
Derivatives
Interest Rate Swap Agreements
The Company is a party to interest rate swap agreements, with an aggregate notional value of $100.0 million at December 31, 2019. The Company designated these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods. In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2019. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025. The Company's net total outstanding notional value of interest rate swaps was $125.0 million at December 31, 2019.
Foreign Exchange Contracts
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of December 31, 2019, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting. No contracts were outstanding at December 31, 2018.
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2019 was $7.3 million.
Dividends
Dividends were declared in 2019 and 2018 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2018	May 1, 2018	May 15, 2018
$0.0425	June 28, 2018	August 1, 2018	August 15, 2018
$0.0425	July 31, 2018	November 1, 2018	November 15, 2018
$0.0425	November 7, 2018	February 1, 2019	February 15, 2019
$0.0425	March 12, 2019	May 1, 2019	May 15, 2019
$0.0425	June 27, 2019	August 1, 2019	August 15, 2019
$0.0425	August 6, 2019	November 1, 2019	November 15, 2019
$0.0425	November 7, 2019	January 31, 2020	February 14, 2020
On March 10, 2020, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2020 to shareholders of record on May 1, 2020.
Cash provided by operating activities
Net cash provided by operating activities was $29.9 million in 2019 compared to $19.2 million in 2018 and $17.0 million in 2017. The change from 2019 compared to 2018 was primarily attributable to timing of collections related to the Company's accounts receivables. The increase in 2018 as compared to 2017, is attributable to a decrease in payments of accounts payable and accrued expenses and an increase in collection of receivables, partially offset by an increase in inventory purchases.
Cash used in investing activities
Net cash used in investing activities was $9.2 million in 2019 compared to $224.2 million in 2018 and $15.4 million in 2017. The 2019 investing activity includes the capital expenditures incurred as a result of the warehouse integration efforts of the International business. The 2018 investing activity includes the cash consideration paid for the acquisition of Filament and capital expenditures related to the Company’s relocation of its west coast distribution facility.

Cash (used in) provided by
Net cash (used in) provided by financing activities was $(16.9) million in 2019 compared to $205.3 million in 2018 and $(2.3) million in 2017. In 2019, the Company utilized cash generated in the latter part of the year to repay a portion of its outstanding debt related to its Term Loan and credit facility. In 2018, the change in financing activities was attributable to the new Debt Agreements entered into in order to finance the acquisition of Filament in 2018.

CONTRACTUAL OBLIGATIONS
As of December 31, 2019, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$162,008	$17,876	$35,588	$35,632	$72,912
Short-term debt	9,895	9,895	—	—	—
Long-term debt	260,293	—	5,500	38,322	216,471
Interest on debt	92,612	16,387	32,138	29,377	14,710
Minimum royalty payments	27,542	8,763	18,473	306	—
Post retirement benefits	7,266	419	866	848	5,133
Total	$559,616	$53,340	$92,565	$104,485	$309,226

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
The Company’s functional currency is the U.S. dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the U.K., Mexico, Canada, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2019, approximately 11% of the Company’s net sales revenue was in foreign currencies, compared to 12% for the year ended December 31, 2018. These sales were primarily denominated in U.K. pounds, Euros and Canadian dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximately $4.2 million increase in SG&A expenses.
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2019 was $7.3 million. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting. No contracts were outstanding at December 31, 2018.

The Company’s ABL Agreement and Term Loan bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the LIBOR, the Prime Rate or the Federal Funds Rate; therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into interest rate swap agreement in April 2018 to manage interest rate exposure in connection with its variable interest rate borrowings with an aggregate notional value of $100.0 million at December 31, 2019. In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2019. As of December 31, 2019, approximately $178.0 million of the Company’s debt carries a variable rate of interest, as compared to $190.0 million at December 31, 2018. The remainder of the debt at December 31, 2019 (approximately $125.0 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $3.0 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve.

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
Item 8. Financial Statements and Supplementary Data
The Company’s consolidated financial statements as of and for the year ended December 31, 2019 in Item 15 commencing on page F-1 are incorporated herein by reference.
The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2019. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the Notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2019
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$149,926	$142,536	$215,502	$226,938
Gross margin	54,321	44,019	72,941	83,910
(Loss) income from operations	(2,287)	(12,545)	6,929	(15,492)
Net loss	(4,867)	(11,513)	(13,519)	(14,516)
Basic loss per common share	(0.24)	(0.56)	(0.66)	(0.70)
Diluted loss per common share	(0.24)	(0.56)	(0.66)	(0.70)

	Year ended December 31, 2018
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$118,169	$148,651	$209,448	$228,274
Gross margin	45,087	52,078	73,785	84,807
(Loss) income from operations	(13,316)	(3,301)	12,303	22,893
Net (loss) income	(11,598)	(6,057)	5,948	9,987
Basic (loss) income per common share	(0.70)	(0.30)	0.29	0.49
Diluted (loss) income per common share	(0.70)	(0.30)	0.29	0.49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2019, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lifetime Brands, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lifetime Brands, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lifetime Brands, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Jericho, New York
March 13, 2020

Item 9B. Other Information
Not applicable.
PART III

Items 10, 11, 12, 13 and 14
The information required under these items is contained in the Company’s 2020 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)See Financial Statements and Financial Statement Schedule on page F-1.
(b)Exhibits:
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

3.2
Certificate of Amendment to Second Restated Certificate of Incorporation of Lifetime Certificate of Amendment to Second Restated Certificate of Incorporation of Lifetime Brands, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2016), Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2016)

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2016)

4.1	Description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended

10.1	License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Company’s registration statement No. 33-40154 on Form S-1)(P)

10.2
Fourth Amended and Restated Employment Agreement, dated as of June 27, 2019, between the Company and Jeffrey Fourth Amended and Restated Employment Agreement, dated as of June 27, 2019, between the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019)* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019)*

10.3
First Amendment to the Fourth Amended and Restated Employment Agreement, dated as of October 11, 2019, between the Company and Jeffrey Siegel (First Amendment to the Fourth Amended and Restated Employment Agreement, dated as of October 11, 2019, between the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 15, 2019)* by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.4
Lease Agreement, dated as of May 10, 2006, between AG Metropolitan Endo, L.L.C and the Company for the property located at 1000 Stewart Lease Agreement, dated as of May 10, 2006, between AG Metropolitan Endo, L.L.C and the Company for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2006) in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2006)

10.5
First Amendment to the Lease Agreement, dated as of September 26, 2006, between AG Metropolitan Endo, L.L.C and the Company for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.6	Amended and Restated 2000 Long-Term Incentive Plan, dated June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2018)*

10.7
Form of Restricted Stock Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference Form of Restricted Stock Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015)* 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015)*

10.8
Form of Form of Deferred Stock (Performance-Vesting) Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015)* Stock (Performance-Vesting) Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015)*

10.9	Amended and Restated 2000 Incentive Bonus Compensation Plan, effective as of June 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2017)*

10.10
Amended and Restated Employment Agreement, dated September 10, 2015, between the Company and Laurence Winoker (Amended and Restated Employment Agreement, dated September 10, 2015, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2015)* by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2015)*

10.11
Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.12
Second Amendment Second Amendment to the Amended and Restated Employment Agreement, dated as of October 11, 2019, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 15, 2019)* the Amended and Restated Employment Agreement, dated as of October 11, 2019, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.13
Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 11, 2007)

10.14
Amendment No. 1 dated September 5, 2007 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. Amendment No. 1 dated September 5, 2007 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.15
Amendment No. 2 dated September 25, 2008 to the Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.16
Asset Asset Purchase Agreement between Mikasa, Inc. and the Company, dated as of June 6, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008) Agreement between Mikasa, Inc. and the Company, dated as of June 6, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008)

10.17
Share Purchase Agreement, dated November 4, 2011, by and among the Company and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 8, 2011)

10.18
Senior Secured Credit Agreement, dated as of July 27, 2012, by and among the Company, the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.19
Amendment No. 1 to the Senior Secured Credit Agreement, dated as of November 13, 2012, by and among the Company, the Subsidiary Guarantors party thereto, the Swap Agreement Counterparty, the financial institutions party thereto and JPMorgan Chase Bank, Amendment No. 1 to the Senior Secured Credit Agreement, dated as of November 13, 2012, by and among the Company, the Subsidiary Guarantors party thereto, the Swap Agreement Counterparty, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed June 27, 2013).A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed June 27, 2013)

10.20
Amendment No. 2 to the Senior Secured Credit Agreement, dated as of June 21, 2013, by and among the Company, the Subsidiary Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 27, 2013)

10.21
Share Purchase Agreement relating to Thomas Plant (Birmingham) Limited, dated January 15, 2014, by and among the Company and Andrew Plant, Richard Plant, Peter Bushell, and Sally Wright (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 17, 2014)

10.22
Deed of Variation and Settlement, dated April 1, 2015, by and among the Company and Andrew Plant, Richard Plant, Peter Bushell, and Sally Wright (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2015)

10.23
Employment Agreement, dated as of November 8, 2017, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.24
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.5 to the Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 15, 2019)*’s Current Report on Form 8-K filed October 15, 2019)*

10.25
Form of Amended and Restated Director’s and Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2016)’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2016)

10.26
Receivables Purchase Agreement, dated as of September 30, 2016 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2016)

10.27
Lease Agreement (Single Tenant Facility), dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.28
Voting Agreement, dated as of December 22, 2017, by and among Taylor Parent, LLC, and Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and Clifford Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2017)

10.29
Employment Agreement, dated as of December 22, 2017, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2017)*

10.30
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.31
Stockholders Agreement, dated as of March 2, 2018, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.32
Amendment to Stockholders Agreement, dated as of October 11, 2019, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.33
Letter Agreement and Joinder, dated as of November 9, 2018, by and among the Company, Taylor Parent, LLC and Centre Capital Investors V, LP. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 15, 2018)

10.34
Credit Agreement, dated as of March 2, 2018, by and among the Company, the other Borrowers from time to time party thereto, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.35
Loan Agreement, dated as of March 2, 2018, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2018)

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

23.2	Consent of Castillo Miranda Y Compania, S.C.

23.3	Consent of KPMG Cardenas Dosal, S. C. (Mexico)

31.1
Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Senior Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

99.1	Report of Independent Registered Accounting Firm on the consolidated financial statements of Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.)

99.2	Report of Independent Registered Accounting Firm on the consolidated financial statements of Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
Notes to exhibits:
(*) Compensatory plans in which the directors and executive officers of the Company participate.
(**) Furnished, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay
Robert B. Kay
Chief Executive Officer and Director
Date: March 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	March 13, 2020
Robert B. Kay	(Principal Executive Officer)

/s/ Laurence Winoker	Senior Vice President – Finance,	March 13, 2020
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey Siegel	Executive Chairman of the Board of Directors	March 13, 2020
Jeffrey Siegel

/s/ Rachael Jarosh	Director	March 13, 2020
Rachael Jarosh

/s/ John Koegel	Director	March 13, 2020
John Koegel

/s/ Cherrie Nanninga	Director	March 13, 2020
Cherrie Nanninga

/s/ Craig Phillips	Director	March 13, 2020
Craig Phillips

/s/ Bruce Pollack	Director	March 13, 2020
Bruce Pollack

/s/ Dennis E. Reaves	Director	March 13, 2020
Dennis E. Reaves

/s/ Michael J. Regan	Director	March 13, 2020
Michael J. Regan

/s/ Michael Schnabel	Director	March 13, 2020
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lifetime Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company has a 30% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $21.3 million and $22.6 million as of December 31, 2019 and 2018, respectively, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $0.5 million in 2019, $0.9 million in 2018 and $0.4 million in 2017. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the reports of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02, Leases

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Jericho, New York
March 13, 2020

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands - except share data)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,370	$7,647
Accounts receivable, less allowances of $9,681 at December 31, 2019 and $7,855 at December 31, 2018	128,639	125,292
Inventory	173,427	173,601
Prepaid expenses and other current assets	14,140	10,822
Income taxes receivable	1,577	1,442
TOTAL CURRENT ASSETS	329,153	318,804
PROPERTY AND EQUIPMENT, net	28,168	25,762
OPERATING LEASE RIGHT-OF-USE ASSETS	106,871	—
INVESTMENTS	21,289	22,582
INTANGIBLE ASSETS, net	280,471	338,847
OTHER ASSETS	4,071	1,844
DEFERRED INCOME TAXES	—	733
TOTAL ASSETS	$770,023	$708,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$8,413	$1,253
Accounts payable	36,173	38,167
Accrued expenses	52,060	45,456
Current portion of operating lease liabilities	10,661	—
TOTAL CURRENT LIABILITIES	107,307	84,876
OTHER LONG-TERM LIABILITIES	12,214	23,339
DEFERRED INCOME TAXES	13,685	15,141
OPERATING LEASE LIABILITIES	112,180	—
INCOME TAXES PAYABLE, LONG-TERM	1,217	949
REVOLVING CREDIT FACILITY	32,822	42,080
TERM LOAN	254,281	262,694
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
CCommon stock, $0.01 par value, shares authorized: 50,000,000 at December 31, 2019 and 2018; shares issued and outstanding: 21,255,660 at December 31, 2019 and 20,764,143 at December 31, 2018	213	208
Paid-in capital	263,386	258,637
Retained earnings	7,173	55,264
Accumulated other comprehensive loss	(34,455)	(34,616)
TOTAL STOCKHOLDERS’ EQUITY	236,317	279,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$770,023	$708,572
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands – except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$734,902	$704,542	$579,476
Cost of sales	479,711	448,785	364,319
Gross margin	255,191	255,757	215,157
Distribution expenses	72,543	69,716	58,050
Selling, general and administrative expenses	161,618	162,933	140,903
Impairment of goodwill	42,990	2,205	—
Restructuring expenses	1,435	2,324	1,024
(Loss) income from operations	(23,395)	18,579	15,180
Interest expense	(20,378)	(18,004)	(4,291)
Loss on early retirement of debt	—	(66)	(110)
(Loss) income before income taxes and equity in earnings	(43,773)	509	10,779
Income tax provision	(1,109)	(2,889)	(9,032)
Equity in earnings, net of taxes	467	660	407
NET (LOSS) INCOME	$(44,415)	$(1,720)	$2,154
BASIC (LOSS) INCOME PER COMMON SHARE	$(2.16)	$(0.09)	$0.15
DILUTED (LOSS) INCOME PER COMMON SHARE	$(2.16)	$(0.09)	$0.14
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year ended December 31,
	2019	2018	2017
Net (loss) income	$(44,415)	$(1,720)	$2,154
Other comprehensive income (loss) , net of tax:
Translation adjustment	(292)	(5,906)	7,823
Deferred (losses) gains on cash flow hedges :
Settlement of cash flow hedge	(209)	(14)	—
Fair value adjustment, net of tax of $347 in 2019, $38 in 2018 and $0 in 2017	1,212	161	17
Total deferred gains on cash flow hedges	1,003	147	17
Effect of retirement benefit obligations:
Net (loss) income arising from retirement benefit obligations, net of tax of $(251) in 2019, $93 in 2018 and $(132) in 2017	(601)	373	(228)
Less: amortization of loss included in net (loss) income, net of tax of $34 in 2019, $23 in 2018 and $42 in 2017	51	95	62
Total effects of retirement benefit obligations	(550)	468	(166)
Other comprehensive income (loss), net of tax	161	(5,291)	7,674
Comprehensive (loss) income	$(44,254)	$(7,011)	$9,828
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2016	14,556	$146	$173,600	$60,981	$(36,999)	$197,728
Comprehensive income (loss):
Net income	—	—	—	2,154	—	2,154
Translation adjustment	—	—	—	—	7,823	7,823
Derivative fair value adjustment	—	—	—	—	17	17
Effect of retirement benefit obligations	—	—	—	—	(166)	(166)
Total comprehensive income						9,828
Restricted shares issued to directors	30	—	—	—	—	—
Net issuance of restricted shares to employees	97	1	1	—	—	2
Stock compensation expense	—	—	3,390	—	—	3,390
Net exercise of stock options	254	2	2,535	—	—	2,537
Shares effectively repurchased for required employee withholding taxes	(34)	—	(694)	—	—	(694)
Adoption of ASU 2016-09	—	—	77	(46)	—	31
Dividends (1)	—	—	—	(2,543)	—	(2,543)
BALANCE AT DECEMBER 31, 2017	14,903	$149	$178,909	$60,546	$(29,325)	$210,279
Comprehensive (loss) income:
Net loss	—	—	—	(1,720)	—	(1,720)
Translation adjustment	—	—	—	—	(5,906)	(5,906)
Derivative fair value adjustment	—	—	—	—	147	147
Effect of retirement benefit obligations	—	—	—	—	468	468
Total comprehensive loss						(7,011)
Restricted shares issued to directors	46	—	—	—	—	—
Net issuance of restricted shares to employees	211	2	(2)	—	—	—
Issuance of 5,593,116 shares of common stock for acquisition of Filament, net of equity issuance costs	5,593	56	75,914	—	—	75,970
Stock compensation expense	—	—	4,091	—	—	4,091
Net exercise of stock options	58	1	285	—	—	286
Shares effectively repurchased for required employee withholding taxes	(47)	—	(560)	—	—	(560)
Dividends (1)	—	—	—	(3,562)	—	(3,562)
BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493
Comprehensive (loss) income:
Net loss	—	—	—	(44,415)	—	(44,415)
Translation adjustment	—	—	—	—	(292)	(292)
Derivative fair value adjustment	—	—	—	—	1,003	1,003
Effect of retirement benefit obligations	—	—	—	—	(550)	(550)
Total comprehensive loss						(44,254)
Performance shares issued to employees	67	1	(1)	—	—	—
Net issuance of restricted shares to employees	416	4	(4)	—	—	—
Stock compensation expense	—	—	5,021	—	—	5,021
Net exercise of stock options	53	1	131	—	—	132
Shares effectively repurchased for required employee withholding taxes	(44)	(1)	(398)	—	—	(399)
Dividends (1)	—	—	—	(3,676)	—	(3,676)
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
(1)Cash dividend declared per share of common stock, were $0.17, $0.17 and $0.17 in 2017, 2018 and 2019, respectively.
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(44,415)	$(1,720)	$2,154
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,115	23,329	14,189
Impairment of goodwill	42,990	2,205	—
Amortization of financing costs	1,748	1,543	519
Deferred rent	—	57	(642)
Non-cash lease expense	1,047	—	—
Deferred income taxes	(1,073)	2,086	1,030
Stock compensation expense	5,041	4,135	3,390
Undistributed equity earnings	(343)	(545)	(379)
Loss on early retirement of debt	—	66	110
SKU Rationalization	8,500	—	—
Contingent consideration fair value adjustment	—	(1,774)	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(2,259)	8,020	1,481
Inventory	(7,455)	(13,819)	10,818
Prepaid expenses, other current assets and other assets	(4,257)	540	(951)
Accounts payable, accrued expenses and other liabilities	5,108	(3,153)	(9,778)
Income taxes receivable	(135)	(1,442)	—
Income taxes payable	260	(353)	(4,935)
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,872	19,175	17,006
INVESTING ACTIVITIES
Purchases of property and equipment	(9,169)	(7,902)	(6,311)
Filament acquisition, net of cash acquired	—	(216,527)	—
Fitz acquisition, net of cash acquired	—	—	(9,072)
Net proceeds from sale of property	—	249	15
NET CASH USED IN INVESTING ACTIVITIES	(9,169)	(224,180)	(15,368)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	345,494	268,912	237,658
Repayments of revolving credit facility	(355,730)	(320,767)	(229,696)
Proceeds from Term Loan	—	275,000	—
Repayments of Term Loan	(2,750)	(2,063)	—
Repayments of Credit Agreement term loan	—	—	(9,500)
Proceeds from short term loan	—	216	187
Payments from short term loan	—	(278)	(239)
Payment of financing costs	—	(11,171)	(31)
Payment of equity issuance costs	—	(936)	—
Cash dividends paid	(3,571)	(3,273)	(2,475)
Payment of capital lease obligations	(92)	(77)	(94)
Proceeds from the exercise of stock options	132	286	2,537
Payments of tax withholding for stock based compensation	(399)	(561)	(644)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(16,916)	205,288	(2,297)
Effect of foreign exchange on cash	(64)	(236)	376
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,723	47	(283)
Cash and cash equivalents at beginning of year	7,647	7,600	7,883
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,370	$7,647	$7,600

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
NOTE A — SIGNIFICANT ACCOUNTING POLICIES
Organization and business
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
Foreign currency
Foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Income and losses resulting from translation are recorded as a component of accumulated other comprehensive income (loss). The Company may enter into foreign exchange derivative contracts to hedge the volatility of exchange rates related to a portion of its international inventory purchases. Realized gains and losses from designated foreign currency derivative contracts are recognized in cost of sales as the hedged inventory purchases are sold. Unrealized gains and losses from foreign currency transactions on the fair value of foreign exchange contracts designated as hedges are recorded as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses from non-designated foreign currency hedges are recognized in selling, general and administrative expenses in the consolidated statements of operations.
Foreign currency gains and losses included within selling, general and administrative expenses were a $0.1 million gain in 2019, a $0.5 million loss in 2018, and a $3.0 million loss in 2017.
Revenue recognition
The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are primarily recognized at the point in time the customer obtains control of the products, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
Prior to January 1, 2019, depreciation associated with certain tooling used to produce products was classified as selling, general and administrative expenses. The amount recorded in cost of sales for the year ended December 31, 2019 was $1.4 million. The impact on the comparative periods presented is immaterial and therefore, the comparative periods have not been adjusted to reflect this change in accounting policy.
The Company implemented programs to improve the productivity of its inventory and simplify its U.S. business. In connection therewith, it initiated a stock keeping unit rationalization (“SKU Rationalization”) initiative to identify inventory to discontinue from active status, consistent with the objectives of these programs. During the year ended December 31, 2019, the Company recorded an $8.5 million charge to cost of sales associated with the SKU Rationalization initiative. The inventory charge represented approximately 8% of the Company's consolidated inventory as of June 30, 2019, the period in which the charge was taken.
Distribution expenses
Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $15.5 million, $14.5 million and $11.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Handling costs of products sold are included in cost of sales.
Advertising expenses
Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $4.0 million, $4.4 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Property and equipment
Property and equipment is stated at cost. Property and equipment, other than leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years and machinery and equipment over periods ranging from 3 years to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the end of the period are classified as construction in progress.
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
During the years ended December 31, 2019, 2018 and 2017, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 16%, 14% and 15% of net sales, respectively. Sales to Walmart are included in the Company's U.S. and International segments. During the year ended December 31, 2019, sales to Costco Wholesale Corporation (“Costco”) accounted for 11% of consolidated net sales. Sales to Costco are included in the Company's U.S. and International segment. No other customers accounted for 10% or more of the Company’s sales during these periods.
Fair value measurements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s consolidated financial statements relate to the Company’s annual goodwill and other intangible asset impairment tests and derivatives, described in Notes G - Goodwill and Intangible Assets and I - Derivatives, respectively.
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
Derivatives
The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive loss and is subsequently recognized in the Company’s consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the consolidated statement of operations.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in Accounting Standards Update (“ASU”) Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test.
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of October 1st or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in the Company's stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or results of operations. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, an impairment charge will be recorded to reduce the reporting unit to fair value. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
The Company bases the estimated fair value of Stock Compensation restricted stock awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares awarded. Compensation expense is recognized on a straight-line basis over the vesting period.

Leases
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the consolidated balance sheets. Finance leases are not material to the Company’s consolidated balance sheets.
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
During the years ended December 31, 2019 and 2018, the Company's U.S. segment incurred $0.7 million and $2.1 million, respectively, of restructuring expense related to the Filament integration, of which $0.1 million and $1.4 million was accrued at December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, and December 31, 2018 the Company's international segment incurred $0.7 million and $0.2 million, respectively, of restructuring expense primarily related to the integration of its legal entities operating in Europe of which $0.2 million was accrued at December 31, 2018. The Company had no international restructuring accrual as of December 31, 2019.

The Company's International segment expects to incur restructuring charges of $0.5 million in 2020 to complete its warehouse integration efforts.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Commitments and Contingencies
The Company is subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable.
Adopted Accounting Pronouncements
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice on how certain transactions are classified in the statement of cash flows. The adoption of this ASU did not have a material impact on the Company’s cash flow statement.
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
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance required adoption using a modified retrospective transition approach with either 1) periods prior to the adoption date being recast or 2) a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company adopted this standard on January 1, 2019 using the cumulative-effect adjustment method and elected certain practical expedients allowed under the standard. The Company’s project team assessed the effect of the adoption of this standard on its accounting policies, business processes, internal controls over financial reporting and related disclosures. Upon adoption, the Company's asset and lease liabilities increased by $91.0 million and $104.5 million, respectively. The Company did not recognize a material cumulative-effect adjustment to retained earnings upon adoption.
Accounting Pronouncements to be Adopted in Future Periods
Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The ASU also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company as defined by the Securities and Exchange Commission for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
NOTE B —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free on Board ("FOB") Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
included in net sales and amounted to $3.6 million, $3.5 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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
The Company has two reportable segments, U.S. and International. Prior to December 31, 2018, certain international operations of the Company’s business were managed domestically by the U.S. segment. In 2019, the Company realigned its operating segments to reflect the changes in how the Company manages its business, reviews operating performance and allocates resources. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2019	2018	2017
		(in thousands)
U.S. segment
Kitchenware	$354,331	$330,110	$274,070
Tableware	156,061	168,781	152,514
Home Solutions	133,779	110,223	51,560
Total U.S. segment	644,171	609,114	478,144
International segment
Kitchenware	62,845	59,657	62,361
Tableware	27,886	35,771	38,971
Total International segment	90,731	95,428	101,332
Total net sales	$734,902	$704,542	$579,476

	Year ended December 31,
	2019	2018	2017
		(in thousands)
United States	$612,762	$575,158	$460,788
United Kingdom	62,991	65,852	74,834
Rest of World	59,149	63,532	43,854
Total net sales	$734,902	$704,542	$579,476

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
In the first two months of 2019, the Company decreased goodwill by approximately $1.0 million due to certain opening balance sheet fair value adjustments, primarily related to deferred taxes.
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
The goodwill and other intangible assets are included in the U.S. segment. Customer relationships and certain trade names, which are included in intangible assets, net, are amortized on a straight-line basis over their estimated useful lives (see Note G– Goodwill and Intangible Assets). Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes.
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
Unaudited Pro forma Results
The following unaudited pro forma financial information presents the results of the Company as if the acquisition of Filament had occurred on January 1, 2017.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination or the impact of non-recurring items directly related to the business combination.

	Year ended December 31,
	2018	2017
	(In thousands, except per share data)
Net sales	$730,353	$747,549
Income before income taxes and equity in earnings	2,439	14,151
Net (loss) income	(267)	5,794
Basic and diluted (loss) income per common share	$(0.01)	$0.28
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

On the basis of estimated fair values, the excess of the purchase price over the net assets acquired of $2.1 million has been allocated as follows: $1.7 million for customer relationships and trade names and $0.4 million for goodwill. The goodwill recognized results from such factors as an assembled workforce and the value of other synergies expected from combining operations with the Company. All the goodwill and other intangibles are included in the U.S. segment. Customer relationships and trade names are amortized on a straight-line basis over their estimated useful lives (see Note G- Goodwill and Intangible Assets).

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE D — LEASES

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
The components of lease costs for the year ended December 31, 2019 were as follows (in thousands):

Year Ended December 31, 2019
Operating lease costs:
Fixed	$18,898
Total	$18,898
Rent and related expenses under operating leases were $18.4 million and $16.8 million for the years ended December 31, 2018 and 2017, respectively.
Supplemental cash flow information for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$17,851
Total	$17,851

Year ended December 31, 2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$118,447
Total	$118,447
Included in machinery, furniture and equipment at each of December 31, 2019 and 2018 is $0.3 million and $1.8 million, respectively, related to assets recorded under capital leases. Included in accumulated depreciation and amortization at December 31, 2019 and December 31, 2018 is $0.1 million and $1.7 million, respectively, related to assets recorded under capital leases.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The aggregate future lease payments for operating leases as of December 31, 2019 were as follows (in thousands):

Operating
2020	$17,876
2021	17,760
2022	17,828
2023	17,982
2024	17,650
Thereafter	72,912
Total lease payments	162,008
Less: Interest	(39,167)
Present value of lease payments	$122,841
Average lease terms and discount rates were as follows:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	9.6
Weighted-average discount rate
Operating leases	6.2%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
NOTE E — SALE OF ACCOUNTS RECEIVABLE
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon 60 days prior written notice to the other party. Pursuant to this agreement, the Company sold $115.4 million and $86.0 million of Receivables during the years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, $20.9 million and $18.0 million, respectively, of receivables sold are outstanding and are due to HSBC Bank USA from customers. A charge of $0.6 million and $0.5 million related to the sale of the Receivables is included in SG&A expenses in the consolidated statement of operations for the years ended December 31, 2019 and 2018, respectively.
NOTE F — EQUITY INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Vasconia, an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2019, 2018 and 2017 in the accompanying consolidated statements of operations.
The value of the Company’s investment balance has been translated from Mexican pesos (“MXN”) to U.S. dollars (“USD”) using the spot rate of MXN 18.91 and MXN 19.64 at December 31, 2019 and 2018, respectively.
The Company's proportionate share of Vasconia's net income (loss) has been translated from MXN to USD using the following exchange rates:

		Year Ended December 31, 2019
	2019	2018	2017
Average exchange rate (MXN to USD)	19.11 - 19.42	18.71 - 19.81	17.81 - 20.30
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a decrease of the investment of $1.6 million during the year ended December 31, 2019 and a decrease of the investment of $1.9 million during the year ended December 31, 2018. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $124,000, $115,000 and $28,000, from Vasconia during the years ended December 31, 2019, 2018 and 2017, respectively.
The amounts due to and due from Vasconia as of December 31, 2019 and 2018 are as follows (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	December 31, 2019	December 31, 2018
Amounts due from Vasconia	Prepaid expenses and other current assets	$63	$95
Amounts due to Vasconia	Accrued expenses and Accounts payable	(77)	—

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Summarized income statement information for the years ended December 31, 2019, 2018 and 2017, as well as summarized balance sheet information as of December 31, 2019 and 2018, for Vasconia, calculated in accordance with U.S. GAAP, in USD and MXN is as follows:

	Year Ended December 31,
	2019		2018		2017
	(in thousands)
	USD	MXN	USD	MXN	USD	MXN
Income Statement
Net sales	$159,746	$3,074,398	$179,547	$3,456,852	$167,283	$3,157,671
Gross profit	34,032	654,342	36,891	711,941	34,626	655,186
Income from operations	8,620	165,287	11,402	222,115	10,475	199,170
Net income	1,757	28,892	2,887	57,590	1,164	23,983

	December 31,
	2019		2018
	(in thousands)
	USD	MXN	USD	MXN
Balance Sheet
Current assets	$94,263	$1,782,170	$96,135	$1,888,602
Non-current assets	110,908	2,096,880	86,279	1,694,969
Current liabilities	74,095	1,400,883	64,831	1,273,619
Non-current liabilities	50,037	946,014	32,261	633,772
The Company recorded equity in earnings of Vasconia, net of taxes, of $0.5 million, $0.9 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Equity in earnings in 2018 includes deferred tax benefit of $0.1 million due to a change in the tax basis of the investment as a result of the Tax Act. Equity in earnings in 2017 includes deferred tax benefit of $0.2 million due to the requirement to record tax benefits for foreign currency translation losses through other comprehensive income (loss), with a corresponding adjustment to deferred tax liabilities.
As of December 31, 2019, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $34.7 million. The carrying value of the Company’s investment in Vasconia was $21.3 million.
In February 2012, the Company entered into a joint venture, Grand Venture Holdings Limited (“Grand Venture”), with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment by the Company of $0.5 million. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentages. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings (losses) in the Company’s consolidated statements of operations. Due to the operating losses the Company evaluated the carrying value of its investment for other-than temporary impairment under the equity method of accounting and recorded an impairment charge of approximately $0.2 million during the year ended December 31, 2018. As of December 31, 2018, the Company had a carrying value of zero in Grand Venture.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

NOTE G — GOODWILL AND INTANGIBLE ASSETS
The Company’s intangible assets, all of which are included in the U.S. and International segments, consist of the following (in thousands):

	Year Ended December 31,
	2019				2018
	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$92,361	$(42,990)	$—	$49,371	$93,895	$(2,205)	$—	$91,690
Indefinite -lived intangible assets:
Trade names	58,216	—	—	58,216	58,216	—	—	58,216
Finite -lived intangible assets:
Licenses	15,847		(10,287)	5,560	15,847		(9,825)	6,022
Trade names	43,986		(17,337)	26,649	43,689		(13,965)	29,724
Customer relationships	176,602		(40,605)	135,997	175,482		(27,538)	147,944
Other	6,546		(1,868)	4,678	6,510		(1,259)	5,251
Total	$393,558	$(42,990)	$(70,097)	$280,471	$393,639	$(2,205)	$(52,587)	$338,847
A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2019, 2018 and 2017 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2016	$75,018	$14,201	$89,219
Acquisition of goodwill	—	434	434
Acquisition of trade names	1,134	—	1,134
Acquisition of customer relationships	563	—	563
Foreign currency translation adjustment	2,823	1,137	3,960
Amortization	(6,831)	—	(6,831)
Goodwill and Intangible Assets, December 31, 2017	72,707	15,772	88,479
Acquisition of goodwill	—	78,795	78,795
Acquisition of trade names	61,500	—	61,500
Acquisition of customer relationships	124,430	—	124,430
Acquisition of other intangible assets	5,367	—	5,367
Foreign currency translation adjustment	(1,524)	(672)	(2,196)
Amortization	(15,323)	—	(15,323)
Impairment of goodwill	—	(2,205)	(2,205)
Goodwill and Intangible Assets, December 31, 2018	247,157	91,690	338,847
Purchase price adjustment	—	972	972
Foreign currency translation adjustment	786	(301)	485
Amortization	(16,843)	—	(16,843)
Impairment of goodwill	—	(42,990)	(42,990)
Goodwill and Intangible Assets, December 31, 2019	$231,100	$49,371	$280,471

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2019 are as follows:

Years
Trade names	15
Licenses	33
Customer relationships	14
Other	10
Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2020	$16,380
2021	15,657
2022	15,657
2023	15,533
2024	15,005
Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $16.8 million, $15.3 million and $6.8 million, respectively.
Goodwill impairment test
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of October 1st or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in the Company's stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or results of operations. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, an impairment charge will be recorded to reduce the reporting unit to fair value. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.
International Reporting Unit
Several impairment indicators for the European kitchenware business were considered by the Company including the continued uncertainties of the macro-environment in Europe as a result of the then ongoing Brexit negotiations. In addition, the Company considered the decline in operating performance for the European kitchenware business, which included slower fulfillment of orders and labor inefficiencies associated with setting up the new warehouse in the U.K. These factors resulted in a decline in the long-term forecast for the European kitchenware business.

During the third quarter of 2019, the Company performed an interim assessment of its European kitchenware business by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple approach. Based upon the analysis performed, the Company recognized a $9.7 million non-cash goodwill impairment charge during the third quarter of 2019. The goodwill impairment charge was the result of a decline in operating performance and

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
reduced expectations for future cash flows of the European kitchenware business. The fair value of the business was approximately 30.1% below its carrying value as of September 30, 2019.

During the third quarter of 2019 the Company also determined its European kitchenware and tableware reporting units had met the criteria to be combined into one reporting unit based on the guidance of ASC Topic No. 350, Intangibles - Goodwill and Other and ASC Topic No. 280, Segment Reporting.
In 2018, the Company incurred a non-cash goodwill impairment charge of $2.2 million related to the European tableware business due to a decline in operating performance and reduced expectations for future cash flows.
Following the goodwill impairment charges taken in both the third quarter of 2019 and 2018, goodwill associated with the International reporting unit, comprised of the European kitchenware business and tableware business, acquired in 2014 and 2011, respectively, is zero.
U.S. Reporting Unit

The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2019 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company recognized a non-cash goodwill impairment charge of $33.2 million, during the three months ended December 31, 2019. The goodwill impairment charge resulted from, among other factors, a sustained decline in the Company's market capitalization observed in the fourth quarter of 2019.The fair value of the U.S, reporting unit was approximately 6.1% below its carrying value.

Management’s projections used to estimate the cash flows included organic net sales growth and net sales growth through new customer channels as well as continued operating efficiencies in future periods. Changes in any of the significant assumptions used in the valuation of the reporting unit could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

As of December 31, 2019, the Company assessed the carrying value of goodwill and determined, based on qualitative factors, that no further impairment existed for goodwill.

Annual indefinite-lived trade name impairment test
The Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade name assets annual October 1, 2019 impairment test.

The Company values its indefinite-lived trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As of October 1, 2019, the Company completed the quantitative impairment analysis by comparing the fair value of the indefinite-lived trade names to their respective carrying value. The Company determined that the fair value of all its indefinite-lived trade names were above their respective carrying values with the exception of the Rabbit trade name that was acquired as part of the Filament acquisition on March 2, 2018, and which resulted in a fair value equal to its carrying value as of the October 1, 2019 impairment test date. While the indefinite-lived trade names were not determined to be impaired, the indefinite-lived trade names are at risk of future impairment in the event the trade names do not perform as projected or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

As of December 31, 2019, the Company assessed the carrying value of its indefinite-lived trade names and determined based on qualitative factors, no impairment existed.
NOTE H — DEBT
The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. This amount is recorded in the current maturity of term loan

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
on the consolidated balance sheets. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of Incremental Facilities may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.
As of December 31, 2019 and 2018, the total availability under the ABL Agreement are as follows (in thousands):

	December 31, 2019	December 31, 2018
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(32,822)	(42,080)
Open letters of credit	(2,288)	(3,392)
Total availability under the ABL Agreement	$114,890	$104,528
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
The current and non current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2019	December 31, 2018
Current portion of Term Loan facility:
Term Loan facility annual principal payment	$2,750	$2,750
Excess Cash Flow principal payment	7,145	—
Unamortized debt issuance costs	(1,482)	(1,497)
Total Current portion of Term Loan facility	$8,413	$1,253

Non Current portion of Term Loan facility:
Term Loan facility	$260,293	$270,188
Unamortized debt issuance costs	(6,012)	(7,494)
Total Non Current portion of Term Loan facility	$254,281	$262,694
As of December 31, 2019, the future principal payments of the Term Loan are as follows (in thousands):

2020	$9,895
2021	2,750
2022	2,750
2023	2,750
2024	2,750
Thereafter	249,293
Total	$270,188
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
the Company and its domestic subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at December 31, 2019 ranged from 2.44% to 2.63%. In addition, the Company paid a commitment fee that ranged from 0.250% to 0.375% on the unused portion of the ABL Agreement during the year ended December 31, 2019.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.50% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2019 was 5.3%.
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2019. The Company expects that it will continue to borrow and repay funds, subject to availability, under the ABL Agreement based on working capital and other corporate needs.
Other Credit Agreements
A subsidiary of the Company has a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to $18.0 million Chinese renminbi ($2.6 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary which is a trading company in the China. Borrowings under the HSBC Facility are guaranteed by the Company and are granted at the sole discretion of HSBC. No borrowings were outstanding under the HSBC Facility at December 31, 2019 and December 31, 2018.
NOTE I — DERIVATIVES
Interest Rate Swap Agreements
The Company is a party to interest rate swap agreements, with an aggregate notional value of $100.0 million at December 31, 2019. The Company designated these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods. In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2019. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025. The Company's net total outstanding notional value of interest rate swaps was $125.0 million at December 31, 2019.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2019 was $7.3 million.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of December 31, 2019, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting. No contracts were outstanding at December 31, 2018.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2019	2018
Interest rate swaps	Prepaid expenses	$427	$42
	Other assets	1,267	157
Foreign exchange contracts	Accrued expenses	180	—

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2019	2018
Interest rate swaps	Other assets	$402	$—
The fair value of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair value of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market.
The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. The Company does not anticipate non-performance by any of its counterparties.
The amounts of the gains and (losses), net of taxes, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2019	2018	2017
Interest rate swaps	$1,120	$161	$17
Foreign exchange contracts	$(117)	$—	$—
Total	$1,003	$161	$17
Realized gains or (losses) on the interest rate swaps are reclassified into earnings as interest expense as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the year ended December 31, 2019.
Realized gains or (losses) on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the year ended December 31, 2019, the Company reclassified $0.2 million of cash flow hedges in other comprehensive losses to earnings. This comprised of $(0.3) million related to interest rate swaps recognized in interest expense and a gain of $0.5 million related to foreign exchange contracts recognized in cost of sales.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of Gain or (Loss)	2019	2018	2017
Interest rate swaps	Interest expense	$407	$—	$—
Foreign exchange contracts	Selling, general & administrative expense	$—	$150	$(2,592)

NOTE J — CAPITAL STOCK
Cash dividends
Dividends were declared in 2019 and 2018 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2018	May 1, 2018	May 15, 2018
$0.0425	June 28, 2018	August 1, 2018	August 15, 2018
$0.0425	July 31, 2018	November 1, 2018	November 15, 2018
$0.0425	November 7, 2018	February 1, 2019	February 15, 2019
$0.0425	March 12, 2019	May 1, 2019	May 15, 2019
$0.0425	June 27, 2019	August 1, 2019	August 15, 2019
$0.0425	August 6, 2019	November 1, 2019	November 15, 2019
$0.0425	November 7, 2019	January 31, 2020	February 14, 2020
On March 10, 2020, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2020 to shareholders of record on May 1, 2020.
Stock repurchase program
On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the years ended December 31, 2019, 2018 and 2017.
Preferred stock
The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2019.
Long-term incentive plan
The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 6,187,500 shares of common stock. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance-based awards and other stock-based awards. Options that have been granted under the Plan expire over a range of 5 years to 10 years from the date of grant and vest over a range of up to 4 years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to 4 years from the date of grant. Performance-based awards that have been granted under the Plan vest after 3 years based upon the attainment of specified performance goals. As of December 31, 2019, there were 337,230 shares available for the grant of awards under the Plan.
Stock options
A summary of the Company’s stock option activity and related information for the three years ended December 31, 2019, is as follows:

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2016	1,775,400	$13.44
Grants	125,750	17.38
Exercises	(300,000)	11.34
Cancellations	(45,700)	16.40
Expirations	(99,250)	20.40
Options outstanding at December 31, 2017	1,456,200	13.64
Grants	205,750	13.56
Exercises	(58,000)	4.93
Cancellations	(22,375)	16.95
Expirations	(32,750)	15.50
Options outstanding at December 31, 2018	1,548,825	13.87
Grants	296,500	9.21
Exercises	(75,000)	4.28
Cancellations	(19,625)	12.94
Expirations	(242,375)	13.95
Options outstanding at December 31, 2019	1,508,325	13.43	4.9	$—
Options exercisable at December 31, 2019	1,065,422	$14.48	3.1	$—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on December 31, 2019. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2019 and the exercise price.
The total intrinsic values of those stock options that were exercised in the years ended December 31, 2019, 2018 and 2017 were $0.3 million, $0.4 million and $2.1 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.
Total unrecognized stock option compensation expense at December 31, 2019, before the effect of income taxes, was $1.1 million and is expected to be recognized over a weighted-average period of 1.5 years.
The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017, was $2.77, $4.47 and $6.37, respectively.
The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2019	2018	2017
Historical volatility	35%	34%	39%
Expected term (years)	6.0	6.0	6.0
Risk-free interest rate	1.82%	2.72%	1.97%
Expected dividend yield	1.80%	1.22%	0.98%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2019 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2016	161,824	$15.35
Grants	133,352	18.32
Vested	(69,795)	15.39
Cancellations	(6,064)	16.07
Non-vested restricted shares, December 31, 2017	219,317	17.12
Grants	223,884	13.25
Vested	(90,926)	17.14
Cancellations	(25,730)	14.96
Non-vested restricted shares, December 31, 2018	326,545	14.63
Grants	439,747	9.25
Vested	(148,414)	14.54
Cancellations	(24,537)	13.97
Non-vested restricted shares, December 31, 2019	593,341	$10.70
Total unrecognized compensation expense remaining (in thousands)	$4,199
Weighted-average years expected to be recognized over	1.6
The total fair value of restricted stock that vested during the year ended December 31, 2019 was $1.4 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
A summary of the Company’s performance-based award activity and related information for the three years ended December 31, 2019 is as follows:

	Performance - based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, December 31, 2016	145,962	$15.32
Grants	87,000	18.45
Cancellations	(4,070)	16.52
Non-vested performance-based awards, December 31, 2017	228,892	16.49
Grants	182,300	12.81
Vested	(58,888)	14.84
Cancellations	(13,017)	15.95
Non-vested performance-based awards, December 31, 2018	339,287	14.82
Grants	158,525	9.19
Vested	(66,761)	15.69
Cancellations	(25,992)	15.44
Non-vested performance-based awards, December 31, 2019	405,059	$12.43
Total unrecognized compensation expense remaining (in thousands)	$1,845
Weighted-average years expected to be recognized over	1.6
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the year ended December 31, 2019 was $0.6 million.
On March 10, 2020, the Compensation Committee of the Board of Directors determined the performance goals set forth in the performance-based awards granted in 2017 were attained and 62,215 shares vested.
The Company recorded stock compensation expense as follows (in thousands):

	Year Ended December 31,
Stock Compensation Expense Components	2019	2018	2017
Equity based stock option expense	$617	$691	$1,090
Restricted and performance-based stock awards expense	4,404	3,400	2,300
Stock compensation expense for equity based awards	$5,021	$4,091	$3,390
Liability based stock option expense	20	44	—
Total Stock Compensation Expense	$5,041	$4,135	$3,390
NOTE K — (LOSS) INCOME PER COMMON SHARE
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
The calculations of basic and diluted (loss) income per common share for the years ended December 31, 2019, 2018 and 2017, are as follows:

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	2019	2018	2017
	(in thousands - except per share amounts)
Net (loss) income – Basic and Diluted	$(44,415)	$(1,720)	$2,154
Weighted-average shares outstanding – Basic	20,597	19,452	14,505
Effect of dilutive securities:
Stock options and other stock awards	—	—	450
Weighted-average shares outstanding – Diluted	20,597	19,452	14,955
Basic (loss) income per common share	$(2.16)	$(0.09)	$0.15
Diluted (loss) income per common share	$(2.16)	$(0.09)	$0.14
Antidilutive shares	2,120	1,869	1,190

NOTE L — INCOME TAXES
The components of income before income taxes and equity in earnings are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$(21,311)	$5,455	$17,728
Foreign	(22,462)	(4,946)	(6,949)
Total (loss) income before income taxes and equity in earnings	$(43,773)	$509	$10,779
The provision for income taxes (before equity in earnings) consists of:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$906	$775	$7,041
State and local	884	351	957
Foreign	392	(323)	4
Deferred	(1,073)	2,086	1,030
Income tax provision	$1,109	$2,889	$9,032
On December 22, 2017, the Tax Act was enacted. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system, imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on the deductibility of certain costs (e.g., interest expense). For the year ended December 31, 2017, the Company accrued $0.3 million of tax expense for the Tax Act’s one-time transition tax on the Company’s material wholly owned foreign subsidiaries’ accumulated, unremitted earnings and $3.0 million in provisional expense related to the net change in deferred tax assets stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%.
In response to the Act, the U.S. Securities and Exchange Commission (“SEC”) provided guidance by issuing Staff Accounting Bulletin No. 118 (“SAB 118”), which has since been codified by the release of ASU No. 2018-5, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-5 allows companies to record provisional amounts during a measurement period with respect to the impacts of the Act for which the accounting requirements under ASC Topic 740 are not complete, but a reasonable estimate has been determined. The measurement period under ASU 2018-5 ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740, but cannot exceed one year.
As of December 31, 2018, the Company had completed the accounting for the effects of the Act. The Company had included the impact of the Act on its annual effective tax rate and has recorded an additional provision of $0.7 million primarily related to an adjustment to the estimated transition tax liability, including an uncertain tax position.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Since January 1, 2018, the Tax Act has subjected the Company to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries, base erosion anti-abuse tax (“BEAT”), foreign derived intangible income tax (“FDII”), and IRC Section 163(j) interest limitation (“Interest Limitation”). Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company had elected to account for the GILTI tax as a current period expense. The Company did not have GILTI liability and was not subject to BEAT in 2019 and 2018. The tax impact of FDII was immaterial for 2019 and 2018. The Company incurred interest limitation in 2019 and 2018, resulting in a cumulative deferred tax asset related to interest carried forward of approximately $1.9 million.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets:
Operating lease liabilities	$29,126	$—
Deferred rent expense	—	3,504
Stock options	2,660	2,982
Inventory	2,351	1,446
Operating loss and non-deductible interest carry-forward	8,041	7,071
Accounts receivable allowances	777	734
Accrued compensation	846	1,026
Other	2,034	1,753
Total deferred income tax assets	$45,835	$18,516
Deferred income tax liabilities:
Operating lease right-of-use assets	$(25,084)	$—
Fixed assets	(2,431)	(2,540)
Intangibles	(27,782)	(27,534)
Total deferred income tax liabilities	(55,297)	(30,074)
Net deferred income tax liability	(9,462)	(11,558)
Valuation allowance	(4,223)	(2,850)
Net deferred income tax liability	$(13,685)	$(14,408)
As of December 31, 2018, a net deferred tax liability of $13.9 million was recorded in purchase accounting in connection with the Filament acquisition, including uncertain tax positions of $0.3 million. The assessment of tax accounting concluded in the first quarter of 2019 with no material adjustments.
The Company has generated various state net operating loss carryforwards of which $20.2 million remained at December 31, 2019 that begin to expire in 2026. The Company has net operating losses in foreign jurisdictions of $28.1 million at December 31, 2019 that begin to expire in 2022. The Company also has U.S. losses of $0.4 million that can be carried forward indefinitely and are subject to IRC section 382 limitations.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
The provision for income taxes (before equity in earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2019	2018	2017
Federal income taxes at the statutory rate	21.0%	21.0%	35.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	(1.7)	97.4	6.1
Foreign rate differences	(1.0)	(110.3)	7.2
Impairment of goodwill (1)	(20.8)	98.6	—
Non-deductible expenses	(1.2)	129.9	3.7
Tax Act- revaluation of net deferred tax assets and other	—	16.8	27.7
Tax Act- transition tax	—	43.0	3.1
Uncertain tax positions	(0.3)	302.8	0.6
Research and development credit	1.4	(18.5)	—
Federal return to provision	0.4	(27.5)	—
Other	(0.3)	14.4	0.4
Provision for income taxes	(2.5)%	567.6%	83.8%
(1)In 2019, the rate for the impairment of goodwill was (20.8)% due to a pretax loss position. In 2018, the rate for the impairment of goodwill was 98.6% due to a pretax income position.
The estimated values of the Company’s gross uncertain tax positions at December 31, 2019, 2018 and 2017 are liabilities of $1.5 million, $2.0 million and $0.2 million, respectively, and consist of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance at January 1	$(1,975)	$(161)	$(109)
Additions based on tax positions related to the current year	(29)	(626)	(82)
Additions based on tax positions related to the prior year	—	(1,302)	—
Reductions for tax position of prior years	496	114	30
Balance at December 31	$(1,508)	$(1,975)	$(161)
The Company had approximately $89,000 and $29,000, net of federal and state tax benefit, accrued at December 31, 2019 and 2018, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.
If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $1.6 million, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that none of its tax positions will be resolved within the next twelve months.
The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2015. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Texas and the United Kingdom. At December 31, 2019, the periods subject to examination by the Company’s major state jurisdictions, except for New York State, are generally for the years ended 2015 through 2018. In certain jurisdictions Filament may have additional periods subject to examination. The Company’s 2015 Federal income tax return and New York State tax returns for years 2014-2016 remain under audit with no material assessments as of December 31, 2019.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
NOTE M — BUSINESS SEGMENTS
Segment information
The Company has two reportable segments, U.S. and International. Prior to December 31, 2018, certain international operations of the Company’s business were managed domestically by the U.S. segment. In 2019, the Company realigned its operating segments to reflect the changes in how the Company manages its business, reviews operating performance and allocates resources. The prior period segment information has been recast to reflect the current reportable segment structure of the Company.
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

	Year Ended December 31,
	2019	2018	2017
		(in thousands)
Net sales:
U.S.	$644,171	$609,114	$478,144
International	90,731	95,428	101,332
Total net sales	$734,902	$704,542	$579,476
Income from operations:
U.S. (1)(2)	$19,826	$44,213	$39,341
International (3)(4)	(22,962)	(5,395)	(6,984)
Unallocated corporate expenses	(20,259)	(20,239)	(17,177)
Total income from operations	$(23,395)	$18,579	$15,180
Depreciation and amortization:
U.S.	$20,653	$18,840	$10,004
International	4,462	4,489	4,185
Total depreciation and amortization	$25,115	$23,329	$14,189
Capital expenditures:
U.S.	$2,078	$7,746	$4,176
International	7,091	156	2,135
Total capital expenditures	$9,169	$7,902	$6,311
(1)In 2019 and 2018, income from operations for the U.S. segment includes $0.7 million and $2.1 million of restructuring expenses related to the U.S. restructuring plan and the Filament integration, respectively, as described in Note A – Significant Accounting Policies.
(2)In 2019, the the Company recognized a non-cash goodwill impairment charge of $33.2 million related to its U.S. reporting unit, as described in Note G - Goodwill and intangible assets.
(3)In 2019, 2018 and 2017, income from operations for the International segment includes $0.7 million, $0.2 million and $1.0 million, respectively, of restructuring expenses related to the integration of entities in Europe, as described in Note A – Significant Accounting Policies.
(4)In 2019 and 2018, The Company recognized a $9.7 million non-cash goodwill impairment charge related to the European kitchenware business and a non-cash goodwill impairment charge of $2.2 million related to the European tableware business, respectively, as described in Note G - Goodwill and intangible assets.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

	December
	2019	2018
	(in thousands)
Assets:
U.S.	$639,047	$604,532
International	117,935	94,210
Unallocated corporate	13,041	9,830
Total assets	$770,023	$708,572

	Year Ended December
	2019	2018
	(in thousands)
Goodwill:
U.S.
Beginning balance	$81,641	$2,846
Acquisition activity	—	78,795
Purchase price adjustment	972	—
Impairment	(33,242)	—
Ending balance	49,371	81,641
International
Beginning balance	10,049	12,926
Foreign currency translation adjustment	(301)	(672)
Impairment	(9,748)	(2,205)
Ending balance	—	10,049
Total goodwill	$49,371	91,690

Geographical information
The following table sets forth long-lived assets by the major geographic locations:

	December,
	2019	2018
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$23,455	$25,229
Mexico	21,288	22,583
United Kingdom	8,353	1,896
Rest of World	432	480
Total	$53,528	$50,188

NOTE N — COMMITMENTS AND CONTINGENCIES
Royalties
The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2024. Future minimum royalties payable under these agreements are as follows (in thousands):

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Year ending December 31,
2020	$8,763
2021	9,327
2022	9,146
2023	231
2024	75
Thereafter	—
Total	$27,542
Legal proceedings
Wallace EPA Matter
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

On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s total net present worth estimated cost for its selected remedy is $7.3 million. The EPA also designated a second operable unit under which the EPA has and will continue to conduct further investigations to determine the nature and extent of groundwater contamination, as well as a determination by the EPA on the necessity of any further response actions to address groundwater contamination. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA has requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.

In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. In February 2020, the tolling agreements were extended to November 2020. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements.

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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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

U.S. Customs and Border Protection matter

By letter dated August 26, 2019, the Company was advised that U.S. Customs and Border Protection ("CBP") had commenced an investigation, pursuant to 19 U.S.C. §1592, regarding the Company’s tariff classification of certain tableware and kitchenware. The issue centers on whether such merchandise meets the criteria for reduced duty rates as specified sets as those terms are defined in Chapter 69, Note 6(b), Harmonized Tariff System of the United States. The period of investigation is stated to be from August 26, 2014 to the present. Since being notified of the investigation, the Company has obtained a significant amount of evidence that, the Company believes, supports that the imported products were properly classified as specified sets. The Company's counsel filed a lead Protest and Application for Further Review on February 5, 2020 and will be requesting that CBP suspend the matter until the protest is reviewed and decided by CBP headquarters based on the sufficiency of the evidence presented.

In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $3.1 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $6.2 million for negligence and up to $12.4 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.

Accordingly, based on the above uncertainties and variables, the Company considers the potential losses related to this matter to be reasonably possible, but not probable. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

Other

The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE O — RETIREMENT PLANS
401(k) plan
The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $19,000 ($25,000 for employees 50 years or over) for 2019. The Company suspended its matching contribution in 2009 as an expense savings measure. The Company’s United Kingdom-based subsidiaries maintain defined contribution pension plans.
Retirement benefit obligations
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. The obligations under the agreements with these former executives are unfunded and amounted to $7.3 million at December 31, 2019 and $6.6 million at December 31, 2018.
The discount rate used to calculate the retirement benefit obligations was 2.88% at December 31, 2019 and 3.98% at December 31, 2018. The retirement benefit obligations are included in accrued expenses and deferred rent and other long-term liabilities.
The Company expects to recognize $0.1 million of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2020.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year ending December 31,
2020	$419
2021	412
2022	454
2023	434
2024	414
2025 through 2029	1,795

NOTE P — OTHER
Inventory
The components of inventory are as follows:

	December 31,
	2019	2018
	(in thousands)
Finished goods	$165,950	$165,969
Work in process	61	375
Raw materials	7,416	7,257
Total	$173,427	$173,601

Property and equipment
Property and equipment consist of:

	December 31,
	2019	2018
	(in thousands)
Machinery, furniture and equipment	$109,092	$106,525
Leasehold improvements	38,293	29,803
Building and improvements	780	770
Construction in progress	337	1,032
Land	100	100
Total	148,602	138,230
Less: accumulated depreciation and amortization	(120,434)	(112,468)
Total	$28,168	$25,762
Depreciation and amortization expense of property and equipment for the years ended December 31, 2019, 2018 and 2017 was $8.0 million, $8.0 million and $6.6 million, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Long term liabilities
Long term liabilities consist of:

	December 31,
	2019	2018
	(in thousands)
Retirement benefit obligations	$6,838	$6,169
Non-income tax liability	2,705	1,860
Unearned revenue	1,728	—
Royalty obligation	878	1,324
Other long term obligations	65	154
Deferred rent liability	—	13,832
Total	$12,214	$23,339
Accrued expenses
Accrued expenses consist of:

	December 31,
	2019	2018
	(in thousands)
Customer allowances and rebates	$18,834	$12,184
Compensation and benefits	10,542	9,065
Interest	334	243
Vendor invoices	3,428	3,487
Royalties	2,391	1,916
Commissions	894	1,557
Freight	3,263	4,160
Professional fees	1,941	2,473
Foreign exchange forward contracts	180	—
Restructuring	59	1,557
Other	10,194	8,814
Total	$52,060	$45,456

Supplemental disclosure of cash flow information

	Year Ended December 31,
	2019	2018	2017
		(in thousands)

Cash paid for interest	$18,859	$16,319	$3,791
Cash paid for taxes, net of refunds	2,057	2,599	12,936
Non-cash investing activities:
Translation adjustment	$(292)	$(5,906)	$7,823

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2019	2018	2017
		(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(33,727)	$(27,821)	$(35,644)
Translation adjustment during period	(292)	(5,906)	7,823
Balance at end of year	$(34,019)	$(33,727)	$(27,821)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$161	$14	$(3)
Amounts reclassified from accumulated other comprehensive gains: (1)
Settlement of cash flow hedge	(209)	(14)	—
Derivative fair value adjustment, net of tax	1,212	161	17
Balance at end of year	$1,164	$161	$14
Accumulated effect of retirement benefit obligations:
Balance at beginning of year	(1,050)	(1,518)	(1,352)
Net (loss) income arising from retirement benefit obligations, net of tax	(601)	373	(228)
Amounts reclassified from accumulated other comprehensive loss:
Amortization of loss, net of tax (2)	51	95	62
Balance at end of year	$(1,600)	$(1,050)	$(1,518)
(1)Amounts reclassified are recorded in interest expense and cost of goods sold on the consolidated statement of operations.
(2)Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.

Item 15(a)
LIFETIME BRANDS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

Description	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
Year ended Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$1,496	$536		$(699)	(a)	$1,333
Reserve for sales returns and allowances	6,359	6,390	(c)	(4,401)	(b)	8,348
	$7,855	$6,926		$(5,100)		$9,681
Year ended Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$1,158	$786		$(448)	(a)	$1,496
Reserve for sales returns and allowances	5,032	4,717	(c)	(3,390)	(b)	6,359
	$6,190	$5,503		$(3,838)		$7,855
Year ended Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$648	$594		$(84)	(a)	$1,158
Reserve for sales returns and allowances	5,077	4,332	(c)	(4,377)	(b)	5,032
	$5,725	$4,926		$(4,461)		$6,190
Year ended Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$697	$127		$(176)	(a)	$648
Reserve for sales returns and allowances	4,603	5,110	(c)	(4,636)	(b)	5,077
	$5,300	$5,237		$(4,812)		$5,725
(a)Uncollectible accounts written off, net of recoveries.
(b)Allowances granted.
(c)Charged to net sales.

S-1