Form 10-Q
period 2020-03-31
LIFETIME BRANDS, INC
filed 2020-05-21
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of May 1, 2020 was 21,485,682.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

EXPLANATORY NOTE

Lifetime Brands, Inc. (the “Company”) previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) that it was delaying the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2020 in reliance on the order issued by the SEC on March 4, 2020 in SEC Release No. 34-88318, as extended and amended on March 25, 2020 in SEC Release No. 34-88465, which allows for the postponement of certain filings required under the Securities Exchange Act of 1934, as amended. As a result of staffing constraints, remote work transitions, and other financial reporting considerations, the filing of this Quarterly Report on Form 10-Q was delayed to allow the Company’s finance department sufficient time to address other Company needs and requirements resulting from the novel coronavirus 2019 (“COVID-19”) outbreak, as well as to gather information relating to the impact of the COVID-19 outbreak on the Company’s business, financial condition, and results of operations for inclusion in the disclosure in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,283	$11,370
Accounts receivable, less allowances of $13,272 at March 31, 2020 and $9,681 at December 31, 2019	80,273	128,639
Inventory	164,711	173,427
Prepaid expenses and other current assets	13,395	14,140
Income taxes receivable	5,499	1,577
TOTAL CURRENT ASSETS	349,161	329,153
PROPERTY AND EQUIPMENT, net	26,846	28,168
OPERATING LEASE RIGHT-OF-USE ASSETS	103,056	106,871
INVESTMENTS	20,153	21,289
INTANGIBLE ASSETS, net	254,773	280,471
OTHER ASSETS	2,995	4,071
DEFERRED INCOME TAXES	1,485	—
TOTAL ASSETS	$758,469	$770,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$8,175	$8,413
Accounts payable	27,706	36,173
Accrued expenses	42,462	52,060
Current portion of operating lease liabilities	10,769	10,661
TOTAL CURRENT LIABILITIES	89,112	107,307
OTHER LONG-TERM LIABILITIES	15,569	12,214
INCOME TAXES PAYABLE, LONG-TERM	1,217	1,217
OPERATING LEASE LIABILITIES	108,922	112,180
DEFERRED INCOME TAXES	14,074	13,685
REVOLVING CREDIT FACILITY	74,438	32,822
TERM LOAN	254,210	254,281
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at March 31, 2020 and December 31, 2019; shares issued and outstanding: 21,485,682 at March 31, 2020 and 21,255,660 at December 31, 2019	215	213
Paid-in capital	264,405	263,386
(Accumulated deficit) retained earnings	(21,923)	7,173
Accumulated other comprehensive loss	(41,770)	(34,455)
TOTAL STOCKHOLDERS’ EQUITY	200,927	236,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$758,469	$770,023

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$145,070	$149,926
Cost of sales	92,136	95,605
Gross margin	52,934	54,321
Distribution expenses	16,557	15,860
Selling, general and administrative expenses	41,522	40,140
Restructuring expenses	—	608
Goodwill and other impairments	20,100	—
Loss from operations	(25,245)	(2,287)
Interest expense	(4,736)	(4,922)
Mark to market loss on interest rate derivatives	(2,251)	—
Loss before income taxes and equity in earnings (losses)	(32,232)	(7,209)
Income tax benefit	3,729	2,458
Equity in earnings (losses), net of taxes	339	(116)
NET LOSS	$(28,164)	$(4,867)
BASIC LOSS PER COMMON SHARE	$(1.36)	$(0.24)
DILUTED LOSS PER COMMON SHARE	$(1.36)	$(0.24)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(28,164)	$(4,867)
Other comprehensive (loss) income, net of taxes:
Translation adjustment	(4,458)	1,306
Net change in cash flow hedges	(2,877)	596
Effect of retirement benefit obligations	20	13
Other comprehensive (loss) income, net of taxes	(7,315)	1,915
Comprehensive loss	$(35,479)	$(2,952)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained Earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493
Comprehensive (loss) income:
Net loss	—	—	—	(4,867)	—	(4,867)
Translation adjustment	—	—	—	—	1,306	1,306
Derivative fair value adjustment	—	—	—	—	596	596
Effect of retirement benefit obligations	—	—	—	—	13	13
Total comprehensive loss						(2,952)
Net issuance of restricted shares to employees	169	1	(1)	—	—	—
Stock compensation expense	—	—	900	—	—	900
Net exercise of stock options	19	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(25)	—	(232)	—	—	(232)
Dividends (1)	—	—	—	(898)	—	(898)
BALANCE AT MARCH 31, 2019	20,927	$209	$259,304	$49,499	$(32,701)	$276,311

	Common stock		Paid-in capital	Retained Earnings (Accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
Comprehensive (loss) income:
Net loss	—	—	—	(28,164)	—	(28,164)
Translation adjustment	—	—	—	—	(4,458)	(4,458)
Net change in cash flow hedges	—	—	—	—	(2,877)	(2,877)
Effect of retirement benefit obligations	—	—	—	—	20	20
Total comprehensive loss						(35,479)
Performance shares issued to employees	62	1	(1)	—	—	—
Net issuance of restricted shares to employees	220	2	(2)	—	—	—
Stock compensation expense	—	—	1,320	—	—	1,320
Shares effectively repurchased for required employee withholding taxes	(52)	(1)	(298)	—	—	(299)
Dividends (1)	—	—	—	(932)	—	(932)
BALANCE AT MARCH 31, 2020	21,486	$215	$264,405	$(21,923)	$(41,770)	$200,927

(1)Cash dividends declared per share of common stock were $0.0425 and $0.0425 in the three months ended March 31, 2019 and 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(28,164)	$(4,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,234	6,359
Goodwill and other impairments	20,100	—
Amortization of financing costs	441	438
Mark to market loss on interest rate derivatives	2,251	—
Non-cash lease expense	702	544
Provision for doubtful accounts	2,844	288
Stock compensation expense	1,326	907
Undistributed equity in (earnings) losses, net of taxes	(339)	116
Changes in operating assets and liabilities (excluding the effects of business acquisitions):
Accounts receivable	43,957	32,809
Inventory	6,788	(13,314)
Prepaid expenses, other current assets and other assets	(401)	214
Accounts payable, accrued expenses and other liabilities	(18,148)	(3,475)
Income taxes receivable	(3,904)	(2,550)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,687	17,469
INVESTING ACTIVITIES
Purchases of property and equipment	(1,222)	(1,393)
NET CASH USED IN INVESTING ACTIVITIES	(1,222)	(1,393)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	67,115	66,325
Repayments of revolving credit facility	(23,436)	(82,130)
Repayments of term loan	(688)	(688)
Payments for capital leases	(25)	(6)
Payments of tax withholding for stock based compensation	(299)	(232)
Cash dividends paid	(934)	(906)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	41,733	(17,637)
Effect of foreign exchange on cash	(285)	57
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,913	(1,504)
Cash and cash equivalents at beginning of period	11,370	7,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,283	$6,143

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals and non-recurring adjustments, some specifically associated with recent events surrounding the COVID-19 pandemic, considered necessary for a fair presentation have been included.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2019 and 2018, net sales for the third and fourth quarters accounted for 60% and 62% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
Although the Company’s current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from expectations, which could materially affect the Company’s results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict.
Revenue recognition
The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are primarily recognized at the point in time the customer obtains control of the products, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.
The Company offers various sales incentives and promotional programs to its customers in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and returns are reflected as reductions of revenue at the time of sale. See Note 2 – Revenue to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Cost of sales
Cost of sales consists primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties, tooling, and other product procurement related charges.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
Distribution expenses
Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Handling costs of products sold are included in cost of sales.
Accounts receivable
The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments, taking into consideration customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of the COVID-19 pandemic in the first quarter of 2020. A considerable amount of judgment is required to assess the ultimate realization of these receivables, including assessing the initial and on-going creditworthiness of the Company’s customers.
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $37.9 million and $25.1 million of receivables during the three months ended March 31, 2020 and 2019, respectively. Charges of $0.2 million and $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and 2019, $23.2 million and $17.3 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
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
The components of inventory were as follows (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$157,231	$165,950
Work in process	272	61
Raw materials	7,208	7,416
Total	$164,711	$173,427

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
Fair value of financial instruments
The Company determined that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined the carrying amounts of borrowings outstanding under its ABL Agreement and Term Loan (each as defined in Note 6 – Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) approximate fair value since such borrowings bear interest at variable market rates.
Derivatives
The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges is included in accumulated other comprehensive loss and is subsequently recognized in the Company’s unaudited condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes to the fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the Company’s unaudited condensed statements of operations.
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
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of October 1 or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of each long-lived asset exceeds the fair value of the asset.

See Note 5 – Intangible Assets to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

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
The Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized.
Employee healthcare
The Company self-insures certain portions of its health insurance plan. The Company maintains an accrual for estimated unpaid claims and claims incurred but not yet reported (“IBNR”). Although management believes that it uses the best information available to estimate IBNR claims, actual claims may vary significantly from estimated claims.
Restructuring expenses
During the three months ended March 31, 2020 the Company did not incur any restructuring expenses.

New accounting pronouncements

Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
Smaller Reporting Company as defined by the Securities and Exchange Commission for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

On April 10, 2020, the FASB staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic (the “Question-and-Answer Document”). The guidance will allow concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. The Company is currently assessing the impact of the question-and-answer document, and will adopt the guidance in the second quarter of 2020, to the extent applicable.

NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.7 million for each of the three months ended March 31, 2020 and 2019, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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
Payment terms vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. As a result of the COVID-19 pandemic, many of the Company's customers which operate retail locations have temporarily closed their stores voluntarily or as mandated by government stay at home orders. In response to these closings, the affected customers have requested extended payment terms. The Company has been working with these customers to address their temporary extended payment requests.
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three months ended March 31, 2020 and 2019 (in thousands):

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
U.S. segment
Kitchenware	$79,274	$69,267
Tableware	23,644	26,452
Home Solutions	26,290	31,319
Total U.S. segment	129,208	127,038
International segment
Kitchenware	10,954	14,136
Tableware	4,908	8,752
Total International segment	15,862	22,888
Total net sales	$145,070	$149,926

United States	$124,727	$121,409
United Kingdom	9,099	15,937
Rest of World	11,244	12,580
Total net sales	$145,070	$149,926

NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet.
In response to the COVID-19 pandemic, the Company has negotiated COVID-19-related rent concessions for several of its leased properties. The finalization of these concessions did not take place until after the period end date of March 31, 2020. Consistent with updated guidance from the FASB in April 2020, the Company is currently assessing the impact of the Question-And-Answer document, and will adopt the guidance in the second quarter of 2020, to the extent applicable. In addition, the Company continues to assess and hold ongoing conversations with landlords for various properties in seeking commercially reasonable lease concessions given the current environment.
The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expenses:
Fixed	$4,814	$4,224

Supplemental cash flow information for lease related liabilities and assets for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,112	$3,680

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

	Three Months Ended March 31,
	2020	2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$437	$94,497
The aggregate future lease payments for operating leases as of March 31, 2020 were as follows (in thousands):

Operating
2020 (excluding the three months ending March 31, 2020)	$13,741
2021	17,787
2022	17,866
2023	17,866
2024	17,510
2025	17,516
Thereafter	54,088
Total lease payments	156,374
Less: Interest	(36,683)
Present value of lease payments	$119,691
Average lease terms and discount rates were as follows:

March 31, 2020
Operating leases:
Weighted-average remaining lease term (years)	8.8
Weighted-average discount rate	6.2%

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
NOTE 4 —INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three months ended March 31, 2020 and 2019 in the accompanying unaudited condensed consolidated statements of operations.

The value of the Company's investment balance has been translated from Mexican Pesos ("MXN") to U.S. Dollars ("USD") using the spot rates of MXN 23.77 and MXN 18.91 at March 31, 2020 and December 31, 2019, respectively.
The Company's proportionate share of Vasconia's net income (loss) has been translated from MXN to USD using the following exchange rates:

	Three Months Ended March 31,
	2020	2019
Average exchange rate (USD to MXN)	19.91	19.24
The effect of the translation of the Company’s investment, as well as the translation of Vasconia's balance sheet, resulted in a decrease to the investment of $1.5 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively. These translation effects are recorded in accumulated other comprehensive loss.

Summarized income statement information for the three months ended March 31, 2020 and 2019 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended March 31,
	2020		2019
	USD	MXN	USD	MXN
Net sales	$31,795	$633,036	$41,494	$798,338
Gross profit	5,407	107,657	7,938	152,721
(Loss) income from operations	(550)	(10,948)	1,893	36,426
Net income (loss)	1,422	28,303	(333)	(6,406)

The Company recorded equity in earnings (losses) of Vasconia, net of taxes, of $0.3 million and $(0.1) million for the three months ended March 31, 2020 and 2019, respectively.
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	March 31, 2020	December 31, 2019
Amounts due from Vasconia	Prepaid expenses and other current assets	$44	$63
Amounts due to Vasconia	Accrued expenses and Accounts payable	(122)	(77)

As of March 31, 2020 and December 31, 2019, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $27.5 million and $34.7 million, respectively. The carrying value of the Company’s investment in Vasconia was $20.2 million and $21.3 million as of March 31, 2020 and December 31, 2019, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020				December 31, 2019
	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$49,371	$(19,100)	—	$30,271	$92,361	$(42,990)	$—	$49,371
Indefinite-lived intangible assets:
Trade names	58,216	(1,000)	—	57,216	58,216	—	—	58,216
Finite-lived intangible assets:
Licenses	15,847	—	(10,400)	5,447	15,847		(10,287)	5,560
Trade names	43,262	—	(17,787)	25,475	43,986		(17,337)	26,649
Customer relationships	174,561	—	(42,693)	131,868	176,602		(40,605)	135,997
Other	6,482	—	(1,986)	4,496	6,546		(1,868)	4,678
Total	$347,739	$(20,100)	$(72,866)	$254,773	$393,558	$(42,990)	$(70,097)	$280,471

As a result of the economic downturn caused by the COVID-19 pandemic, the Company concluded that a triggering event had occurred and performed an interim impairment test of goodwill and certain intangible assets as of March 31, 2020

Goodwill

Pursuant to the applicable authoritative literature, the Company performed an interim impairment test of the goodwill in the U.S. reporting unit by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company recognized a non-cash goodwill impairment charge of $19.1 million during the three months ended March 31, 2020. The goodwill impairment charge resulted from, among other factors, the uncertain market conditions arising from the COVID-19 pandemic, which impacted the Company's market capitalization, as well as a reduction of forecasted future cash flows associated with the effects of the COVID-19 pandemic. The fair value of the U.S. reporting unit was approximately 3.9% below its carrying value.

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

Indefinite-lived trade names

As a result of the economic decline caused by the COVID-19 pandemic, the Company determined its indefinite-lived trade names had indicators for impairment. As a result, the Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade names and performed an interim quantitative impairment analysis by comparing the fair value of the indefinite-lived trade names to their respective carrying values.

The Company values its indefinite-lived trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.

As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event, the Company determined that certain of its indefinite-lived intangible assets in the U.S. segment were impaired. As a result, the Company recorded a $1.0 million non-cash impairment charge during the three months ended March 31, 2020.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
In addition, several of the Company's other indefinite-lived trade names tested for impairment as of March 31, 2020 were determined to either be recorded at fair value or with fair values within 10% of the associated carrying values. While the Company believes the estimates and assumptions used as inputs in calculating the fair value of its indefinite-lived intangible assets are reasonable and were based on facts and circumstances known at that time, it is possible new events may occur or actual events may result in differing forecasted cash flows, revenue and earnings that differ from those that formed the basis of the Company’s estimates and assumptions.

The Company believes the circumstances and global disruption caused by COVID-19 will affect its sales, operating results, cash flows and financial condition. In addition, there are some inherent estimates and assumptions used in determining fair value of indefinite-lived intangible assets and reporting units that are outside the control of management, such as interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, labor inflation and tariffs including the current trade negotiations with China. Accordingly, the Company may be required to perform additional impairment testing based on further deterioration of the global economic environment, disruptions to the Company’s business, declines in operating results of the Company’s reporting units and/or trade names, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization experiences a sustained deterioration significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

NOTE 6 — DEBT
The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) which provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (“Excess Cash Flow”), if any. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. The Company paid a prepayment amount of $6.9 million in April 2020. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan.

As of March 31, 2020 and December 31, 2019, the total availability under the ABL Agreement was as follows (in thousands):

	March 31, 2020	December 31, 2019
Maximum aggregate principal allowed	$127,977	$150,000
Outstanding borrowings under the ABL Agreement	(74,438)	(32,822)
Standby letters of credit	(2,179)	(2,288)
Total availability under the ABL Agreement	$51,360	$114,890

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

The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

	March 31, 2020	December 31, 2019
Current portion of Term Loan facility:
Term Loan facility payment	$2,750	$2,750
Excess Cash Flow principal payment	6,903	7,145
Unamortized debt issuance costs	(1,478)	(1,482)
Total Current portion of Term Loan facility	$8,175	$8,413

Non-current portion of Term Loan facility:
Term Loan facility payment	$259,847	$260,293
Unamortized debt issuance costs	(5,637)	(6,012)
Total Non-current portion of Term Loan facility	$254,210	$254,281

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
Borrowings under the ABL agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at March 31, 2020 ranged from 1.8% to 4.0%. In addition, the Company pays a commitment fee on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2020 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2020. The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
NOTE 7 — DERIVATIVES
Interest Rate Swap Agreements
The Company is a party to interest rate swap agreements, with an aggregate notional value of $94.0 million at March 31, 2020. The interest rate swaps are designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at March 31, 2020. These are non-designated interest rate swaps that serve as economic hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company's net total outstanding notional value of interest rate swaps was $119.0 million at March 31, 2020.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional value of foreign exchange contracts at March 31, 2020 was $2.1 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of March 31, 2020, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swaps	Prepaid expenses	$—	$427
	Other assets	—	1,267
	Accrued expenses	645	—
	Other Long-Term Liabilities	1,769	—
Foreign exchange contracts	Prepaid expenses	87	180

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swaps	Other assets	$—	$402
	Other Long-Term Liabilities	1,849	$—
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. The Company does not anticipate non-performance by any of its counterparties.
The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive loss, net of taxes, as follows (in thousands):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2020	2019
Interest rate swaps	$(3,094)	$634
Foreign exchange contracts	217	122
	$(2,877)	$756

Realized gains and losses on the interest rate swaps are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the three months ended March 31, 2020.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended March 31, 2020, the Company reclassified $0.1 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.2 million related to realized interest rate swap losses and a gain of $0.1 million related to foreign exchange contracts recognized in cost of sales.
Interest and mark to market losses related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain (loss)	2020	2019
Interest rate swaps	Mark to market loss on interest rate derivatives	$(2,266)	—

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
NOTE 8 — STOCK COMPENSATION
Option Awards
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2020 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding, January 1, 2020	1,508,325	$13.43
Expirations	(14,875)	10.69
Options outstanding, March 31, 2020	1,493,450	13.46	4.6	$—
Options exercisable, March 31, 2020	1,100,547	$14.50	3.1	$—
Total unrecognized stock option expense remaining (in thousands)	$979
Weighted-average years expected to be recognized over	1.4
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2020. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2020 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2020 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2020	593,341	$10.70
Grants	225,285	6.39
Vested	(142,717)	10.04
Cancellations	(5,613)	9.54
Non-vested restricted shares, March 31, 2020	670,296	$9.40
Total unrecognized compensation expense remaining (in thousands)	$4,730
Weighted-average years expected to be recognized over	1.5
The total fair value of restricted stock that vested during the three months ended March 31, 2020 was $0.8 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2020 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2020	405,059	$12.43
Vested	(62,215)	18.45
Cancellations	(14,524)	17.39
Non-vested performance-based awards, March 31, 2020	328,320	$11.07
Total unrecognized compensation expense remaining (in thousands)	$1,509
Weighted-average years expected to be recognized over	1.4
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the three months ended March 31, 2020 was $0.4 million.
At March 31, 2020, there were 185,326 shares available for awards that could be granted under the Plan, assuming maximum performance of performance-based awards.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock Compensation Expense Components	2020	2019
Equity based stock option expense	$146	$122
Restricted and performance-based stock awards expense	1,174	778
Stock compensation expense for equity based awards	$1,320	$900
Liability based stock option expense	6	7
Total Stock Compensation Expense	$1,326	$907

NOTE 9 —LOSS PER COMMON SHARE
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
The calculations of basic and diluted loss per common share for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Net loss – Basic and Diluted	$(28,164)	$(4,867)
Weighted-average shares outstanding – Basic and Diluted	20,745	20,510
Basic and Diluted loss per common share	$(1.36)	$(0.24)
Antidilutive Securities	2,158	1,901

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
NOTE 10— INCOME TAXES
Income tax benefit of $3.7 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax benefit rates of 11.6% and 34.1%, respectively. The effective tax rate for the three months ended March 31, 2020 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of the non-deductible portion of the goodwill impairment charge. The effective rate for the three months ended March 31, 2019 differs from the federal statutory income tax rate of 21.0% primarily due to state and local taxes and a benefit related to rate changes, partially offset by non-deductible expenses. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Texas and the United Kingdom. The Company’s 2015 U.S. Federal income tax return and New York State tax returns for years 2014-2016 remain under audit with no material assessments as of March 31, 2020.

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended March 31, 2020 and March 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law and the new legislation contains several key tax provisions, including the five-year net operating loss carryback, an adjusted business interest limitation, and payroll tax deferral. The Company is required to recognize the effect of tax law changes in the period of enactment. The Company has assessed the applicability of the CARES Act and determined there is no material impact to the Company.
NOTE 11 – BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and its internet websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net sales
U.S.	$129,208	$127,038
International	15,862	22,888
Total net sales	$145,070	$149,926
Loss from operations
U.S.	$(13,880)	$4,386
International	(6,734)	(1,047)
Unallocated corporate expenses	(4,631)	(5,626)
Loss from operations	$(25,245)	$(2,287)
Depreciation and amortization
U.S.	$5,062	$5,271
International	1,172	1,088
Total depreciation and amortization	$6,234	$6,359

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

	March 31, 2020	December 31, 2019
	(in thousands)
Assets
U.S.	$569,222	$639,047
International	96,802	117,935
Unallocated corporate	92,445	13,041
Total Assets	$758,469	$770,023

NOTE 12 — CONTINGENCIES
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
March 31, 2020
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

U.S. Customs and Border Protection matter

By letter dated August 26, 2019, the Company was advised that U.S. Customs and Border Protection ("CBP") had commenced an investigation, pursuant to 19 U.S.C. §1592, regarding the Company’s tariff classification of certain tableware and kitchenware. The issue centers on whether such merchandise meets the criteria for reduced duty rates as specified sets as those terms are defined in Chapter 69, Note 6(b), Harmonized Tariff System of the United States. The period of investigation is stated to be from August 26, 2014 to the present. Since being notified of the investigation, the Company has obtained a significant amount of evidence that, the Company believes, supports that the imported products were properly classified as specified sets. The Company's counsel filed a lead Protest and Application for Further Review with CBP on February 5, 2020. By letter dated March 18, 2020, the Company’s counsel requested that CBP suspend the matter until the protest is reviewed and decided by Customs Headquarters based on the sufficiency of the evidence presented. CBP has confirmed that the protest is under review.

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
NOTE 13 — OTHER
Cash dividends
Dividends declared in the three months ended March 31, 2020 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/10/2020	11/16/2020	12/16/2020

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
On February 14, 2020, the Company paid dividends of $0.9 million to shareholders of record on January 31, 2020.
On March 10, 2020, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2020 to shareholders of record on May 1, 2020. Subsequently, the Company issued a press release on April 23, 2020, announcing that the Board of Directors unanimously approved the rescheduling of the May quarterly dividend. Accordingly, shareholders of record as of November 16, 2020 will be eligible to receive $0.0425 per share on December 16, 2020.

In the three months ended March 31, 2020, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on December 16, 2020.

Supplemental cash flow information

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,154	$4,494
Cash paid for taxes, net of refunds	175	98
Non-cash investing activities:
Translation (loss) gain adjustment	$(4,458)	$1,306

Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(34,019)	$(33,727)
Translation (loss) income during period	(4,458)	1,306
Balance at end of period	$(38,477)	$(32,421)
Accumulated deferred (losses) gains on cash flow hedges:
Balance at beginning of period	$1,164	$161
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	119	29
Change in unrealized (losses) gains	(2,996)	567
Net change in cash flow hedges, net of taxes of $(998) and $189	(2,877)	596
Balance at end of period	$(1,713)	$757
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,600)	$(1,050)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial gains, net of taxes	20	13
Balance at end of period	$(1,580)	$(1,037)
Total accumulated other comprehensive losses at end of period	$(41,770)	$(32,701)

(1)Amounts are recorded in selling, general and administrative expense on the unaudited condensed consolidated statements of operations.
(2)Amounts reclassified are recorded in interest expense and cost of sales on the unaudited condensed consolidated statement of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)
NOTE 14. SUBSEQUENT EVENTS
On March 11, 2020, the World Health Organization declared the novel strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The pandemic has significantly impacted economic conditions globally, with economic impacts accelerating in the U.S. during the second half of March, as federal, state and local governments reacted to the public health crisis, creating significant uncertainties in the economy. As of the date of this filing, the Company has been impacted by the economic decline resulting, among others, from brick-and-mortar customer closures and reduced demand from these customers. Despite labor concerns due to COVID-19, the Company’s global distribution facility capacity and supply chain remain fully operational.
The Company cannot reasonably estimate the length or severity of this pandemic, however, as a result of these developments the Company believes that there could be a material adverse impact on its future sales, results of operations, and cash flows in the remainder of fiscal 2020, including the potential impairment of certain intangible and other long-lived assets.
In response to the evolving impact of the COVID-19 global pandemic, the Company announced a number of cost reduction actions in April 2020 including a reduction in cash compensation to certain of the Company’s senior executives and the Company’s Board of Directors. In addition, the Company has furloughed a number of employees as a precautionary measure in the event of a prolonged economic downturn.
In addition to these cost reductions announced in April, the Company has taken actions to safeguard its liquidity position. In March 2020, the Company borrowed $43.1 million under the ABL Agreement to provide additional liquidity and financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic. In addition, the Board of Directors has authorized the postponement of the Company's quarterly cash dividend, which was to be paid on May 15, 2020, to shareholders of record on May 1, 2020. On April 23, 2020, the Company announced a new record date of November 16, 2020, with the dividend payable on December 16, 2020.

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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in this Quarterly Report in Part II, Item 1A. Risk Factors, and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:
•General economic factors and political conditions;
•Exit of the United Kingdom from the European Union;
•Tariffs;
•Indebtedness and compliance with credit agreements;
•Access to the capital markets and credit markets;
•The credit-worthiness of our customers and the counterparties to our derivatives;
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
•Reputation;
•Technology;
•Personnel;

•Price fluctuations;
•Business interruptions;
•Projections;
•Fixed costs;
•Governance;
•Acquisitions and investments; and
•Public health pandemics, such as COVID-19.
There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve, and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks, and bakeware) and Tableware (dinnerware, stemware, flatware, and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor). In 2019, Kitchenware products and Tableware products accounted for approximately 79% of the Company’s U.S. segment’s net sales and 82% of the Company’s consolidated net sales.
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
BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and its internet websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.
EQUITY INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three months ended March 31, 2020 and 2019 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2020, Vasconia’s Board of Directors is comprised of twelve members of whom the Company has designated three members.
SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2019 and 2018, net sales for the third and fourth quarters accounted for 60% and 62% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
The Company expects that the COVID-19 pandemic will lead to shifts in some of its selling and purchasing cycles as customers are likely to deviate from their typical ordering patterns.
RESTRUCTURING
During the three months ended March 31, 2020 the Company did not incur any restructuring expenses.

RECENT DEVELOPMENTS

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic has resulted in a significant reduction in traditional retail traffic due to changes in consumer behavior as individuals are being encouraged to practice social distancing, and other restrictions have been mandated by foreign, federal, state and local governments, such as closure of non-essential businesses or reduced operating hours for businesses. This reduction in traditional retail traffic resulted in a decline in global demand for the Company’s products from the Company's brick-and-mortar retail customers in the second half of March. The Company expects this decline in demand from brick-and-mortar retail customers to continue while social distancing and other restrictions mandated by foreign, federal, state and local governments remain in place.

As of May 21, 2020, the Company’s distribution centers remain operational despite labor concerns and continue to support e-commerce and certain brick-and-mortar retail customers that have remained open. The Company has not experienced disruptions in its supply chain related to the COVID-19 pandemic to date.

In response to the current conditions, the Company's Board of Directors postponed the record and payment date of the quarterly dividend declared on March 10, 2020. Additionally, to secure the Company’s liquidity position and provide financial flexibility given uncertain market conditions, the Company drew $43.1 million on its revolving credit facility. See the subsection below entitled "Liquidity and Capital Resources" for further details.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s critical accounting policies and estimates discussed in the 2019 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	63.5	63.8
Gross margin	36.5	36.2
Distribution expenses	11.4	10.6
Selling, general and administrative expenses	28.6	26.8
Restructuring expenses	—	0.4
Goodwill and other impairments	13.9	—
Loss from operations	(17.4)	(1.6)
Interest expense	(3.2)	(3.3)
Mark to market loss on interest rate derivatives	(1.6)	—
Loss before income taxes and equity in earnings (losses)	(22.2)	(4.9)
Income tax benefit	2.6	1.6
Equity in earnings (losses), net of taxes	0.2	(0.1)
Net loss	(19.4)%	(3.4)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 2019
Net Sales
Consolidated net sales for the three months ended March 31, 2020 were $145.1 million, representing a decrease of $4.8 million, or 3.2%, as compared to net sales of $149.9 million for the corresponding period in 2019. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2020 average rates to 2019 local currency amounts, net sales decreased by $4.7 million, or 3.1%, as compared to consolidated net sales in the corresponding period in 2019.
Net sales for the U.S. segment for the three months ended March 31, 2020 were $129.2 million, an increase of $2.2 million, or 1.7%, as compared to net sales of $127.0 million for the corresponding period in 2019.
Net sales for the U.S. segment’s Kitchenware product category were $79.3 million for the three months ended March 31, 2020, an increase of $10.0 million, or 14.4%, as compared to $69.3 million for the corresponding period in 2019. The increase was attributable to the continuance of promotional programs that commenced in the latter part of 2019 for tools and gadgets, cutlery and bakeware in addition to increased e-commerce sales.
Net sales for the U.S. segment’s Tableware product category were $23.6 million for the three months ended March 31, 2020, a decrease of $2.9 million, or 10.9%, as compared to $26.5 million for the corresponding period in 2019. The decrease was primarily driven by lower sales of dinnerware products to brick-and-mortar retailers; this decrease was partially offset by increased e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $26.3 million for the three months ended March 31, 2020, a decrease of $5.0 million, or 16.0%, as compared to $31.3 million for the corresponding period in 2019. The decrease was driven by lower sales in the private label hydration category.
Net sales for the International segment were $15.9 million for the three months ended March 31, 2020, a decrease of $7.0 million, or 30.6%, as compared to net sales of $22.9 million for the corresponding period in 2019. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $6.8 million, or 30.1%, as compared to consolidated net sales in the corresponding period in 2019. The decrease in sales, and sales in constant currency, was primarily due to lower sales to brick-and-mortar retailers as a result of lower demand and closures due to COVID-19.
Gross margin
Gross margin for the three months ended March 31, 2020 was $52.9 million, or 36.5%, as compared to $54.3 million, or 36.2%, for the corresponding period in 2019.
Gross margin for the U.S. segment was $49.3 million, or 38.2%, for the three months ended March 31, 2020, as compared to $46.3 million, or 36.5%, for the corresponding period in 2019. The increase in gross margin percentage was primarily due to changes in product mix.
Gross margin for the International segment was $3.6 million, or 22.9%, for the three months ended March 31, 2020, as compared to $8.0 million, or 34.9%, for the corresponding period in 2019. The decrease in gross margin percentage was primarily due to increased sales allowances granted to customers in the 2020 period, in addition to a decrease in sales against a period over period comparable amount of fixed import and warehouse inventoriable costs.
Distribution expenses
Distribution expenses for the three months ended March 31, 2020 were $16.6 million, as compared to $15.9 million for the corresponding period in 2019. Distribution expenses as a percentage of net sales were 11.4% for the three months ended March 31, 2020, as compared to 10.6% for the three months ended March 31, 2019.

Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.8% and 10.4% for the three months ended March 31, 2020 and 2019, respectively. Distribution expenses during the three months ended March 31, 2019 include $0.2 million for the Company’s facility relocation efforts of its west coast distribution facility. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding relocation expenses, distribution expenses were 9.8% and 10.8% for the three months ended March 31, 2020 and 2019, respectively. The improvement reflects the continued realization of labor management efficiency and the leverage benefit of fixed costs on higher sales volume.

Distribution expenses as a percentage of net sales for the International segment were 24.7% for the three months ended March 31, 2020, compared to 11.6% for the corresponding period in 2019. Distribution expenses during the three months ended March 31, 2020 include $0.8 million for the Company’s facility relocation costs. As a percentage of sales shipped from the Company’s U.K. warehouses, excluding the moving and relocation costs for U.K. operations, distribution expenses were 15.9% and 11.6% for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily attributed to temporary labor inefficiencies associated with setting up the new U.K. warehouse but not directly attributable to relocation costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2020 were $41.5 million, an increase of $1.4 million, or 3.4%, as compared to $40.1 million for the corresponding period in 2019.
Selling, general and administrative expenses for the U.S. segment were $30.4 million for the three months ended March 31, 2020, as compared to $28.4 million for the corresponding period in 2019. As a percentage of net sales, selling, general and administrative expenses were 23.5% and 22.4% for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily attributable to a higher estimate for bad debt expense related to the economic uncertainties caused by the COVID-19 pandemic.

Selling, general and administrative expenses for the International segment were $6.5 million for the three months ended March 31, 2020, as compared to $6.1 million for the corresponding period in 2019. The increase was primarily attributable to a higher estimate for bad debt expense related to the economic uncertainties caused by the COVID-19 pandemic, and was partially offset by lower employee and selling expenses.
Unallocated corporate expenses for the three months ended March 31, 2020 were $4.6 million, as compared to $5.6 million for the corresponding period in 2019. The decrease was mainly attributable to lower professional fees.
Goodwill and infinite-lived intangible asset impairment

During the three months ended March 31, 2020, the Company recorded a $20.1 million non-cash goodwill and intangible asset impairment charge related to the U.S. reporting unit. The impairment charge resulted from, among other factors, more conservative estimated future cash flows in light of the uncertain market conditions arising from the COVID-19 pandemic.

Interest expense
Interest expense was $4.7 million for three months ended March 31, 2020 and $4.9 million for the three months ended March 31, 2019.

Mark to market loss on interest rate derivatives
During the three months ended March 31, 2020, the Company recorded a non-cash charge of $2.3 million for a mark to market loss on certain of its interest rate derivatives. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. The loss was caused by the recent precipitous decline in interest rates. The intent of the Company is to hold these derivative contracts until their maturity. Therefore, this loss will reverse over time.
Income tax benefit
Income tax benefit for the three months ended March 31, 2020 was $3.7 million as compared to $2.5 million for the corresponding period in 2019. The Company’s effective income tax benefit rate for the three months ended March 31, 2020 was 11.6% as compared to 34.1% for the corresponding 2019 period. The effective tax rate for the three months ended March 31, 2020 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of the non-deductible portion of the goodwill impairment charge. The effective rate for the three months ended March 31, 2019 differs from the federal statutory income tax rate of 21.0% primarily due to state and local taxes and a benefit related to rate changes, partially offset by non-deductible expenses.

Equity in earnings (losses)
Equity in earnings of Vasconia, net of taxes, was $0.3 million for the three months ended March 31, 2020, as compared to equity in losses of Vasconia, net of taxes, of $0.1 million for the three months ended March 31, 2019. Vasconia reported a loss from operations of $0.5 for the three months ended March 31, 2020, as compared to income from operations of $1.9 million for the three months ended March 31, 2019. The loss from operations is primarily due to a decrease in operating income from Vasconia's aluminum division.
LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company’s principal sources of cash to fund liquidity needs were: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility under the ABL Agreement, as defined below. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, acquisitions and investments, and payments of principal and interest on its debt. As a result of the COVID-19 pandemic, there is the potential for reduced demand for the Company's products and limited distribution facility capacity. Consequently, the Company may not be able to generate cash from operations at the levels historically provided while operating at these reduced capacities. Accordingly, in response to adverse conditions and as a precautionary measure, throughout March 2020, the Company drew down $43.1 million from its revolving credit facility under its ABL Agreement, as defined below.

At March 31, 2020, the Company had cash and cash equivalents of $85.3 million, compared to $11.4 million at December 31, 2019. Working capital was $260.0 million at March 31, 2020, compared to $221.8 million at December 31, 2019. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $136.6 million at March 31, 2020.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. In addition, recent tariff increases resulted in higher inventory carrying costs at March 31, 2020 compared to March 31, 2019. For the three months ended March 31, 2020, inventory turnover was 2.2 times, or 167 days, as compared to 2.1 times, or 172 days, for the three months ended March 31, 2019.
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
The Company expects the COVID-19 pandemic to adversely and materially affect the business operations and financial condition of some of its wholesale customers. The Company closely monitors the creditworthiness of its customers. Based upon its evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially adversely affected by changes in customers' creditworthiness in the future.
Credit Facilities
The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) which provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (“Excess Cash Flow”), if any. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. The Company paid a prepayment amount of $6.9 million in April 2020. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan.

As of March 31, 2020 and December 31, 2019, the total availability under the ABL Agreement was as follows (in thousands):

	March 31, 2020	December 31, 2019
Maximum aggregate principal allowed	$127,977	$150,000
Outstanding borrowings under the ABL Agreement	(74,438)	(32,822)
Standby letters of credit	(2,179)	(2,288)
Total availability under the ABL Agreement	$51,360	$114,890

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

The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2020	December 31, 2019
Current portion of Term Loan facility:
Term Loan facility	$2,750	$2,750
Estimated Excess Cash Flow payment	6,903	7,145
Unamortized debt issuance costs	(1,478)	(1,482)
Total Current portion of Term Loan facility	$8,175	$8,413

Non-current portion of Term Loan facility:
Term Loan facility	$259,847	$260,293
Unamortized debt issuance costs	(5,637)	(6,012)
Total Non-current portion of Term Loan facility	$254,210	$254,281

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
Borrowings under the ABL agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. Interest rates on outstanding borrowings under the ABL Agreement at March 31, 2020 ranged from 1.8% to 4.0%. In addition, the Company pays a commitment fee on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or

(ii) LIBOR, but not less than 1%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2020 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2020.
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
The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended March 31, 2020
(in thousands)
Three months ended March 31, 2020	$3,252
Three months ended December 31, 2019	27,873
Three months ended September 30, 2019	25,758
Three months ended June 30, 2019	4,306
Consolidated adjusted EBITDA, before limitation	61,189
Permitted non-recurring charge limitation	(8,988)
Consolidated adjusted EBITDA	$52,201

Capital expenditures for the three months ended March 31, 2020 were $1.2 million.
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
Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, the Company’s financial performance measures prepared in accordance with U.S. GAAP. Further, the Company’s non-GAAP information may be different from the non-GAAP information provided by other companies including other companies within the home retail industry.
The following is a reconciliation of the net loss, as reported, to consolidated adjusted EBITDA, for the four quarters ended March 31, 2020:

	Three Months Ended				Twelve Months Ended March 31, 2020
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
	(in thousands)
Net loss as reported	$(11,513)	$(13,519)	$(14,516)	$(28,164)	$(67,712)
Undistributed equity losses (earnings), net	69	210	(738)	(339)	(798)
Income tax (benefit) provision	(5,795)	15,066	(5,704)	(3,729)	(162)
Interest expense	4,694	5,172	5,590	4,736	20,192
Mark to market loss on interest rate derivatives	—	—	—	2,251	2,251
Depreciation and amortization	6,290	6,122	6,344	6,234	24,990
Goodwill and other impairments	—	9,748	33,242	20,100	63,090
Stock compensation expense	1,193	1,505	1,436	1,326	5,460
SKU Rationalization (1)	8,500	—	—	—	8,500
Acquisition and divestment related expenses	—	—	55	47	102
Restructuring expenses (1)	173	338	316	—	827
Integration charges (1)	695	235	159	—	1,089
Warehouse relocation (1)	—	881	1,689	790	3,360
Consolidated adjusted EBITDA, before limitation	$4,306	$25,758	$27,873	$3,252	$61,189
Permitted non-recurring charge limitation (1)					(8,988)
Consolidated adjusted EBITDA					$52,201

(1)Permitted non-recurring charges include restructuring expenses, integration charges, warehouse relocation costs, and SKU Rationalization. These are permitted exclusions from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
Consolidated adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Consolidated adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in (earnings) losses, income tax (benefit) provision, interest expense, mark to market loss on interest rate derivatives, depreciation and amortization, goodwill and other impairments, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
Accounts Receivable Purchase Agreement
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivable (the “Receivables”) to HSBC, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $25.0 million. HSBC will assume the credit risk of the Receivables purchased, and the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC. The term of the agreement is for 364 days and shall automatically be extended for annual successive terms unless terminated. Either party may terminate the agreement at any time upon sixty days’ prior written notice to the other party.
Pursuant to this agreement, the Company sold to HSBC $37.9 million and $25.1 million of receivables during the three months ended March 31, 2020 and 2019, respectively. Charges of $0.2 million and $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and 2019, $23.2 million and $17.3 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
Derivatives
Interest Rate Swaps
The Company is a party to interest rate swap agreements, with an aggregate notional value of $94.0 million at March 31, 2020, designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods.

In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at March 31, 2020. These are non-designated interest rate swaps that serve as economic hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company's net total outstanding notional value of interest rate swaps was $119.0 million at March 31, 2020.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional value of foreign exchange contracts at March 31, 2020 was $2.1 million.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of March 31, 2020, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
Operating activities
Net cash provided by operating activities was $33.7 million and $17.5 million for the three months ended March 31, 2020 and 2019, respectively. The change in 2020 as compared to the corresponding 2019 period was primarily attributable to the timing of collections related to the Company's accounts receivable.
Investing activities
Net cash used in investing activities was $1.2 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.
Financing activities
Net cash provided by financing activities was $41.7 million for the three months ended March 31, 2020, as compared to net cash used in financing activities of $17.6 million for the corresponding 2019 period. The change was mainly attributable to draw downs made by the Company from its revolving credit facility under its ABL Agreement in 2020 as compared to repayments made to its revolving credit facility under its ABL Agreement in the corresponding 2019 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2019 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2020, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects that the COVID-19 pandemic may have on our internal controls to minimize the impact on their design and operating effectiveness.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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

U.S. Customs and Border Protection matter

By letter dated August 26, 2019, the Company was advised that U.S. Customs and Border Protection ("CBP") had commenced an investigation, pursuant to 19 U.S.C. §1592, regarding the Company’s tariff classification of certain tableware and kitchenware. The issue centers on whether such merchandise meets the criteria for reduced duty rates as specified sets as those terms are defined in Chapter 69, Note 6(b), Harmonized Tariff System of the United States. The period of investigation is stated to be from August 26, 2014 to the present. Since being notified of the investigation, the Company has obtained a significant amount of evidence that, the Company believes, supports that the imported products were properly classified as specified sets. The Company's counsel filed a lead Protest and Application for Further Review with CBP on February 5, 2020. By letter dated March 18, 2020, the Company’s counsel requested that CBP suspend the matter until the protest is reviewed and decided by Customs Headquarters based on the sufficiency of the evidence presented. CBP has confirmed that the protest is under review.

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

Item 1A. Risk Factors
In light of recent developments relating to COVID-19, the Company is supplementing Item 1A. Risk Factors in the 2019 Annual Report on Form 10-K. The following risk factor should be read in conjunction with the risk factors described in the 2019 Annual Report on Form 10-K.
The Company must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of the COVID-19 pandemic. Any failure to do so could have a material adverse impact on the Company’s business, financial condition, results of operations, cash flows, and competitive position.
The COVID-19 pandemic has negatively impacted the global economy and disrupted global supply chains. Continuing concerns over economic and business prospects in the U.S. and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the outbreak of COVID-19, may precipitate a prolonged economic slowdown and recession.
The Company’s business may be unfavorably impacted by the fear of exposure to or actual effects of the COVID-19 pandemic, such as reduced travel or recommendations or mandates from governmental authorities to cease particular business activities.
These impacts include, but are not limited to:
•Reductions in demand or volatility in demand for one or more of the Company’s products, which may be caused by, among other things: the temporary inability of consumers to purchase the Company’s products due to illness, brick and mortar retailers closing their store operations, which has resulted in reduced demand from such customers, quarantine or other travel restrictions, or financial hardship for customers and consumers;
•Inability to meet the Company’s customers’ needs and achieve cost targets due to disruptions in the Company's supply chain arrangements as well as distribution centers caused by the loss or disruption of transportation, workforce, or other distribution capability;
•Failure of third parties on which the Company relies, including the Company’s suppliers, third-party manufacturers, distributors, and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;
•Significant changes in the political and labor conditions in markets in which the Company sells, or distributes products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close the Company’s distribution facilities, restrict the Company’s employees’ ability or willingness to travel or perform necessary business functions, or otherwise prevent the Company's facilities or its third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of the Company's products;
•Increased cybersecurity threats that could result from many of the Company’s key employees working remotely; new and preexisting technologies such as reliance on home networks, virtual workspaces, videoconferencing, and other forms of remote work practices to support this temporary working environment may expose additional cybersecurity threats and vulnerabilities to the Company's network, and increase the exposure of the Company to electrical or internet outages; or
•Negative impact on the Company’s workforce that could result if executive officers or other key employees or a large number of its workers fall ill. The temporary or permanent loss of any of the Company’s executive officers or other key employees could harm the Company’s business and negatively affect the Company’s ability to timely achieve its strategic initiatives. Moreover, the Company may not be successful in finding and integrating suitable successors in the event of the loss of executive officers or other key employees or if such persons become unavailable for a prolonged period of time.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of COVID-19 on the global economy. Although disruptions from COVID-19 may continue to occur, the long-term economic impact and near-term financial impact on the Company of the COVID-19 pandemic, including but not limited to, any possible impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. Despite efforts to manage and remedy the impact of COVID-19, the ultimate impact of COVID-19 could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows, and competitive position, and depends on factors beyond the Company’s knowledge or control, including the duration and severity of COVID-19 as well as third-party actions taken to contain its spread and mitigate its public health effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
March 1 - March 31, 2020	51,865	$5.76	—	$6,771,467
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
(2)On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended March 31, 2020.

Item 6. Exhibits
See the Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit No.
10.1	Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Robert B. Kay, effective April 13, 2020
10.2	Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Daniel Siegel, effective April 13, 2020
10.3	Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Jeffrey Siegel, effective April 13, 2020
10.4	Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Laurence Winoker, effective April 13, 2020
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

Lifetime Brands, Inc.

/s/ Robert B. Kay	May 21, 2020
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 21, 2020
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)