Form 10-Q
period 2020-06-30
LIFETIME BRANDS, INC
filed 2020-08-06
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2020 was 21,768,740.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,537	$11,370
Accounts receivable, less allowances of $13,040 at June 30, 2020 and $9,681 at December 31, 2019	111,361	128,639
Inventory	168,928	173,427
Prepaid expenses and other current assets	12,249	14,140
Income taxes receivable	2,466	1,577
TOTAL CURRENT ASSETS	358,541	329,153
PROPERTY AND EQUIPMENT, net	25,100	28,168
OPERATING LEASE RIGHT-OF-USE ASSETS	99,883	106,871
INVESTMENTS	17,020	21,289
INTANGIBLE ASSETS, net	250,515	280,471
OTHER ASSETS	2,743	4,071
TOTAL ASSETS	$753,802	$770,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$13,527	$8,413
Accounts payable	66,678	36,173
Accrued expenses	62,114	52,060
Current portion of operating lease liabilities	10,660	10,661
TOTAL CURRENT LIABILITIES	152,979	107,307
OTHER LONG-TERM LIABILITIES	16,159	12,214
INCOME TAXES PAYABLE, LONG-TERM	1,217	1,217
OPERATING LEASE LIABILITIES	106,195	112,180
DEFERRED INCOME TAXES	12,661	13,685
REVOLVING CREDIT FACILITY	27,383	32,822
TERM LOAN	242,337	254,281
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at June 30, 2020 and December 31, 2019; shares issued and outstanding: 21,768,740 at June 30, 2020 and 21,255,660 at December 31, 2019	218	213
Paid-in capital	265,630	263,386
(Accumulated deficit) retained earnings	(26,813)	7,173
Accumulated other comprehensive loss	(44,164)	(34,455)
TOTAL STOCKHOLDERS’ EQUITY	194,871	236,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$753,802	$770,023
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$150,140	$142,536	$295,210	$292,462
Cost of sales	95,972	98,517	188,108	194,122
Gross margin	54,168	44,019	107,102	98,340
Distribution expenses	15,192	15,541	31,749	31,401
Selling, general and administrative expenses	34,427	40,850	75,949	80,990
Restructuring expenses	253	173	253	781
Goodwill and other impairments	—	—	20,100	—
Income (loss) from operations	4,296	(12,545)	(20,949)	(14,832)
Interest expense	(4,230)	(5,044)	(8,966)	(9,966)
Mark to market (loss) gain on interest rate derivatives	(164)	350	(2,415)	350
Loss before income taxes and equity in losses	(98)	(17,239)	(32,330)	(24,448)
Income tax (provision) benefit	(3,031)	5,795	698	8,253
Equity in losses, net of taxes	(848)	(69)	(509)	(185)
NET LOSS	$(3,977)	$(11,513)	$(32,141)	$(16,380)
BASIC LOSS PER COMMON SHARE	$(0.19)	$(0.56)	$(1.55)	$(0.80)
DILUTED LOSS PER COMMON SHARE	$(0.19)	$(0.56)	$(1.55)	$(0.80)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(3,977)	$(11,513)	$(32,141)	$(16,380)
Other comprehensive loss, net of taxes:
Translation adjustment	(2,514)	(2,953)	(6,972)	(1,647)
Net change in cash flow hedges	101	982	(2,776)	1,578
Effect of retirement benefit obligations	19	12	39	25
Other comprehensive loss, net of taxes	(2,394)	(1,959)	(9,709)	(44)
Comprehensive loss	$(6,371)	$(13,472)	$(41,850)	$(16,424)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained Earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493
Comprehensive (loss) income:
Net loss	—	—	—	(4,867)	—	(4,867)
Translation adjustment	—	—	—	—	1,306	1,306
Net change in cash flow hedges	—	—	—	—	596	596
Effect of retirement benefit obligations	—	—	—	—	13	13
Total comprehensive loss						(2,952)
Net issuance of restricted shares to employees	169	1	(1)	—	—	—
Stock compensation expense	—	—	900	—	—	900
Net exercise of stock options	19	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(25)	—	(232)	—	—	(232)
Dividends (1)	—	—	—	(898)	—	(898)
BALANCE AT MARCH 31, 2019	20,927	$209	$259,304	$49,499	$(32,701)	$276,311
Comprehensive (loss) income:
Net loss	—	—	—	(11,513)	—	(11,513)
Translation adjustment	—	—	—	—	(2,953)	(2,953)
Net change in cash flow hedges	—	—	—	—	982	982
Effect of retirement benefit obligations	—	—	—	—	12	12
Total comprehensive loss						(13,472)
Restricted shares issued to directors	61	1	(1)	—	—	—
Net issuance of restricted shares to employees	250	3	(3)	—	—	—
Stock compensation expense	—	—	1,186	—	—	1,186
Net exercise of stock options	34	—	133	—	—	133
Shares effectively repurchased for required employee withholding taxes	(17)	—	(158)	—	—	(158)
Dividends (1)	—	—	—	(896)	—	(896)
BALANCE AT JUNE 30, 2019	21,255	$213	$260,461	$37,090	$(34,660)	$263,104

	Common stock		Paid-in capital	Retained Earnings (Accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
Comprehensive (loss) income:
Net loss	—	—	—	(28,164)	—	(28,164)
Translation adjustment	—	—	—	—	(4,458)	(4,458)
Net change in cash flow hedges	—	—	—	—	(2,877)	(2,877)
Effect of retirement benefit obligations	—	—	—	—	20	20
Total comprehensive loss						(35,479)
Performance shares issued to employees	62	1	(1)	—	—	—
Net issuance of restricted shares to employees	220	2	(2)	—	—	—
Stock compensation expense	—	—	1,320	—	—	1,320
Shares effectively repurchased for required employee withholding taxes	(52)	(1)	(298)	—	—	(299)
Dividends (1)	—	—	—	(932)	—	(932)
BALANCE AT MARCH 31, 2020	21,486	$215	$264,405	$(21,923)	$(41,770)	$200,927

Comprehensive (loss) income:
Net loss	—	—	—	(3,977)	—	(3,977)
Translation adjustment	—	—	—	—	(2,514)	(2,514)
Net change in cash flow hedges	—	—	—	—	101	101
Effect of retirement benefit obligations	—	—	—	—	19	19
Total comprehensive income						(6,371)
Net issuance of restricted shares to employees	309	3	(3)	—	—	—
Stock compensation expense	—	—	1,415	—	—	1,415
Shares effectively repurchased for required employee withholding taxes	(26)	—	(187)	—	—	(187)
Dividends (1)	—	—	—	(913)	—	(913)
BALANCE AT JUNE 30, 2020	21,769	$218	$265,630	$(26,813)	$(44,164)	$194,871
(1)Cash dividends declared per share of common stock were $0.085 and $0.085 in the six months ended June 30, 2019 and 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(32,141)	$(16,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,295	12,649
Goodwill and other impairments	20,100	—
Amortization of financing costs	878	876
Mark to market loss (gain) on interest rate derivatives	2,415	(350)
Non-cash lease expense	2,020	1,156
Provision for doubtful accounts	2,987	386
Stock compensation expense	2,746	2,100
Undistributed equity in losses, net of taxes	509	185
SKU Rationalization	—	8,500
Changes in operating assets and liabilities:
Accounts receivable	12,661	33,798
Inventory	2,398	(40,900)
Prepaid expenses, other current assets and other assets	782	(1,218)
Accounts payable, accrued expenses and other liabilities	39,430	15,587
Income taxes receivable	(871)	(9,247)
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,209	7,142
INVESTING ACTIVITIES
Purchases of property and equipment	(1,380)	(3,867)
NET CASH USED IN INVESTING ACTIVITIES	(1,380)	(3,867)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	95,851	136,455
Repayments of revolving credit facility	(99,134)	(133,497)
Repayments of term loan	(7,583)	(1,375)
Payments for finance lease obligations	(50)	(12)
Payments of tax withholding for stock based compensation	(486)	(390)
Proceeds from the exercise of stock options	—	133
Cash dividends paid	(937)	(1,786)
NET CASH USED IN FINANCING ACTIVITIES	(12,339)	(472)
Effect of foreign exchange on cash	(323)	85
INCREASE IN CASH AND CASH EQUIVALENTS	52,167	2,888
Cash and cash equivalents at beginning of period	11,370	7,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,537	$10,535

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
The Company offers various sales incentives and promotional programs to its customers in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and an estimate for products expected to be returned are reflected as reductions of revenue at the time of sale. See Note 2 – Revenue to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Cost of sales
Cost of sales consists primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties, tooling, and other product procurement related charges.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

In 2019 the Company implemented programs to improve the productivity of its inventory and simplify its U.S. business. In connection therewith, it initiated a stock keeping unit rationalization (“SKU Rationalization”) initiative to identify inventory to discontinue from active status, consistent with the objectives of these programs.
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
Accounts receivable
The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments, taking into consideration customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of the COVID-19 pandemic in 2020. A considerable amount of judgment is required to assess the ultimate realization of these receivables, including assessing the initial and on-going creditworthiness of the Company’s customers.
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $36.0 million and $73.9 million of receivables during the three and six months ended June 30, 2020, respectively, and $24.1 million and $49.2 million of receivables during the three and six months ended June 30, 2019, respectively. Charges of $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and June 30, 2019. Charges of $0.3 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2020 and June 30, 2019. At June 30, 2020 and 2019, $20.8 million and $14.8 million , respectively, of receivables sold were outstanding and due to HSBC from customers.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The components of inventory were as follows (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$160,704	$165,950
Work in process	442	61
Raw materials	7,782	7,416
Total	$168,928	$173,427

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
Derivatives
The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges is included in accumulated other comprehensive loss and is subsequently recognized in the Company’s unaudited condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes to the fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the Company’s unaudited condensed consolidated statements of operations.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
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
Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historical or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset group may be impaired. When impairment indicators are present, the recoverability of the asset group is measured by comparing the carrying value of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset group exceeds the fair value of the asset group.

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
During the three and six months ended June 30, 2020, the Company's international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts for product development efficiencies and a country tailored international sales approach. As of June 30, 2020, $0.2 million of severance was accrued. The Company does not expect to incur any additional restructuring charges for these strategic reorganization efforts for the remainder of 2020.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.4 million, respectively, of Filament restructuring charges, primarily related to severance.
During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.4 million of restructuring expenses, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations.
New accounting pronouncements
Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies the application of U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate that is expected to be discontinued as a result of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022 and should be applied on a prospective basis. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
On April 10, 2020, the FASB staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic (the “Question-and-Answer Document”). The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. The Company adopted the guidance on April 1, 2020 and elected to account for COVID-19 related rent concessions that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee not as lease modifications. See Note 3 – Leases for additional information on the Company’s adoption of this guidance.

NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.0 million and $1.7 million for the three

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
and six months ended June 30, 2020, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2019, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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
The Company incurs certain direct incremental costs to obtain contracts with customers, such as sales-related commissions, where the recognition period for the related revenue is less than one year. These costs are expensed as incurred and recorded within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Incidental items that are immaterial in the context of the contract are expensed as incurred.
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
U.S. segment
Kitchenware	$84,418	$65,625	$163,692	$134,892
Tableware	23,605	28,759	47,249	55,211
Home Solutions	24,568	28,708	50,858	60,027
Total U.S. segment	132,591	123,092	261,799	250,130
International segment
Kitchenware	15,360	12,376	26,314	26,512
Tableware	2,189	7,068	7,097	15,820
Total International segment	17,549	19,444	33,411	42,332
Total net sales	$150,140	$142,536	$295,210	$292,462

United States	$128,928	$116,683	$253,655	$238,092
United Kingdom	11,673	14,775	20,772	30,712
Rest of World	9,539	11,078	20,783	23,658
Total net sales	$150,140	$142,536	$295,210	$292,462

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet.
In response to the COVID-19 pandemic, the Company negotiated COVID-19 related rent concessions for several of its leased properties. The majority of these rent concessions were in the form of deferred rent payments for one or more months. For these rent concessions the Company elected to account for these as if no changes to the lease were made and continued to recognize the straight-line lease expense for these leases in accordance with the FASB Question-and-Answer Document. COVID-19 related deferred rent payments as of June 30, 2020, totaled $1.0 million and were recorded in accrued expenses in the unaudited condensed consolidated balance sheet as of June 30, 2020. In addition, there were a limited number of rent concessions obtained by the Company in the form of rent abatement and changes in lease terms. These lease modifications were accounted for as a resolution to a contingency that fixes previously variable lease payments which resulted in the remeasurement of the right-of-use asset and lease liability. The remeasurement of the right-of-use and lease liability did not have a material effect on our consolidated financial statements or results of operations. The Company continues to assess and hold ongoing conversations with landlords for various properties in seeking commercially reasonable lease concessions given the current environment.
The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months EndedJune 30,
	2020	2019	2020	2019
Operating lease expenses:
Fixed	$4,491	$4,907	$9,305	$9,131

Supplemental cash flow information for lease related liabilities and assets for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,285	$7,975

	Six Months Ended June 30,
	2020	2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$12	$115,488

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

The aggregate future lease payments for operating leases as of June 30, 2020 were as follows (in thousands):

Operating
2020 (excluding the six months ending June 30, 2020)	$8,819
2021	17,795
2022	17,920
2023	17,914
2024	17,585
2025	17,564
Thereafter	54,209
Total lease payments	151,806
Less: Interest	(34,951)
Present value of lease payments	$116,855
The Company expects to make payments related to the deferrals obtained as a result of COVID-19-related rent concessions of $0.4 million in 2020 and $0.6 million in 2021, per the updated terms of the applicable lease agreements.
Average lease terms and discount rates were as follows:

June 30, 2020
Operating leases:
Weighted-average remaining lease term (years)	8.6
Weighted-average discount rate	6.2%

NOTE 4 —INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2020 and 2019 in the accompanying unaudited condensed consolidated statements of operations.
The value of the Company's investment balance has been translated from Mexican Pesos ("MXN") to U.S. Dollars ("USD") using the spot rates of MXN 23.07 and MXN 18.91 at June 30, 2020 and December 31, 2019, respectively.
The Company's proportionate share of Vasconia's net loss has been translated from MXN to USD using the following exchange rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average exchange rate (USD to MXN)	23.31	19.11	19.91 - 23.31	19.11 - 19.24

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
The effect of the translation of the Company’s investment, as well as the translation of Vasconia's balance sheet, resulted in a decrease to the investment of $4.0 million and $1.5 million during the six months ended June 30, 2020 and 2019, respectively. These translation effects are recorded in accumulated other comprehensive loss.

Summarized income statement information for the three and six months ended June 30, 2020 and 2019 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended June 30,
	2020		2019
	USD	MXN	USD	MXN
Net sales	$28,572	$666,012	$37,040	$707,837
Gross profit	6,062	141,304	9,291	177,552
Income from operations	1,414	32,948	2,805	53,601
Net loss	(1,994)	(46,459)	(178)	(3,407)

	Six Months Ended June 30,
	2020		2019
	USD	MXN	USD	MXN
Net Sales	$60,367	$1,299,048	$78,534	$1,506,175
Gross profit	11,469	248,961	17,229	330,273
Income from operations	864	22,000	4,698	90,027
Net loss	(572)	(18,156)	(511)	(9,813)

The Company recorded equity in losses of Vasconia, net of taxes, of $0.6 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The Company recorded equity in losses of Vasconia, net of taxes, of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	June 30, 2020	December 31, 2019
Amounts due from Vasconia	Prepaid expenses and other current assets	$91	$63
Amounts due to Vasconia	Accrued expenses and Accounts payable	(23)	(77)

As of June 30, 2020 and December 31, 2019, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $28.3 million and $34.7 million, respectively. The carrying value of the Company’s investment in Vasconia was $17.0 million and $21.3 million as of June 30, 2020 and December 31, 2019, respectively.

Lifetime Brands Do Brasil Participacoes Ltda., a 100% owned subsidiary of Lifetime Brands, Inc., was dissolved on May 5, 2020. The subsidiary held a note receivable relating to the 2016 sale of its 40% equity interest in GS International S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil, which was accounted for as an equity method investment. The final installment due on the note receivable was received prior to dissolution of the subsidiary. Foreign currency translation losses of $0.2 million, which were previously recorded as a component of stockholder’s equity within accumulated other comprehensive loss, were recognized in earnings upon dissolution of this subsidiary for the period ended June 30, 2020. The Company included this loss within equity in losses, net of taxes.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020				December 31, 2019
	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$49,371	$(19,100)	—	$30,271	$92,361	$(42,990)	$—	$49,371
Indefinite-lived intangible assets:
Trade names	58,216	(1,000)	—	57,216	58,216	—	—	58,216
Finite-lived intangible assets:
Licenses	15,847		(10,514)	5,333	15,847		(10,287)	5,560
Trade names	43,222		(18,556)	24,666	43,986		(17,337)	26,649
Customer relationships	174,447		(45,764)	128,683	176,602		(40,605)	135,997
Other	6,478		(2,132)	4,346	6,546		(1,868)	4,678
Total	$347,581	$(20,100)	$(76,966)	$250,515	$393,558	$(42,990)	$(70,097)	$280,471

In the first quarter of 2020, as a result of the economic downturn caused by the COVID-19 pandemic, the Company concluded that a triggering event had occurred and performed an interim impairment test of goodwill and certain intangible assets as of March 31, 2020. The Company performed the first quarter 2020 interim impairment test of goodwill by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow method and market multiple method. For goodwill, the outcome of the valuation is largely dependent upon estimates made by the Company with respect to significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital under the discounted cash flow method

For its indefinite-lived trade names the Company performed a quantitative impairment analysis by comparing the fair value of the indefinite-lived trade names to their respective carrying values in the first quarter of 2020. The Company values its indefinite-lived trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. Significant assumptions used in the Company’s fair value analysis included future net sales for the related brands, royalty rates, and the cost of capital.

Based upon these analyses performed, the Company recognized a non-cash goodwill impairment charge of $19.1 million, and a $1.0 million non-cash impairment charge for certain of its indefinite-lived intangible assets in the U.S. segment in the first quarter of 2020. The Company has determined that as of June 30, 2020 a triggering event has not occurred which would require an interim impairment test to be performed.
The Company believes the circumstances and global disruption caused by COVID-19 may have an adverse effect on its sales, operating results, cash flows and financial condition. In addition, there are some inherent estimates and assumptions used in determining fair value of indefinite-lived intangible assets and reporting units that are outside the control of management, such as interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, labor inflation and tariffs including the current trade negotiations with China. Accordingly, the Company may be required to perform additional impairment testing based on further deterioration of the global economic environment, disruptions to the Company’s business, declines in operating results of the Company’s reporting units and/or trade names, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization experiences a sustained deterioration significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
NOTE 6 — DEBT
The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) which provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (“Excess Cash Flow”), if any. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan facility requires quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. Per the Debt Agreements, when an Excess Cash Flow payment is made by the Company, the payment is first applied to satisfy the future quarterly required payments in order of maturity.
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
As of June 30, 2020 and December 31, 2019, the total availability under the ABL Agreement was as follows (in thousands):

	June 30, 2020	December 31, 2019
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(27,383)	(32,822)
Standby letters of credit	(2,677)	(2,288)
Total availability under the ABL Agreement	$119,940	$114,890

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

The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2020	December 31, 2019
Current portion of Term Loan facility:
Term Loan facility payment	$—	$2,750
Excess Cash Flow principal payment	15,000	7,145
Estimated unamortized debt issuance costs	(1,473)	(1,482)
Total Current portion of Term Loan facility	$13,527	$8,413

Non-current portion of Term Loan facility:
Term Loan facility payment, net of current portion	$247,605	$260,293
Estimated unamortized debt issuance costs	(5,268)	(6,012)
Total Non-current portion of Term Loan facility	$242,337	$254,281

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Borrowings under the ABL agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2020 was 1.8%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2020 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2020. The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 7 — DERIVATIVES
Interest Rate Swap Agreements
The Company is a party to interest rate swap agreements, with an aggregate notional value of $75.0 million at June 30, 2020. The interest rate swaps are designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods.
The Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at June 30, 2020, that do not meet the criteria for hedge accounting treatment. As a result, these interest rate swap agreements are considered non-designated interest rate swaps that serve as economic hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company's total outstanding notional value of interest rate swaps was $100.0 million at June 30, 2020.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The Company's foreign exchange contracts, that had been designed as hedges in order to apply hedge accounting, matured in April 2020. As of June 30, 2020 the Company did not have any outstanding foreign exchange contracts.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of June 30, 2020, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swaps	Prepaid expenses	$—	$427
	Other assets	—	1,267
	Accrued expenses	711	—
	Other Long-Term Liabilities	1,425	—
Foreign exchange contracts	Prepaid expenses	—	180

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swaps	Other assets	$—	$402
	Other Long-Term Liabilities	2,013	—
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. The Company does not anticipate non-performance by any of its counterparties.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
The amounts of gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive loss, net of taxes, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2020	2019	2020	2019
Interest rate swaps	$209	$748	$(2,885)	$1,224
Foreign exchange contracts	(108)	234	109	354
	$101	$982	$(2,776)	$1,578
Realized gains and losses on the interest rate swaps are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the three and six months ended June 30, 2020.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended June 30, 2020, the Company reclassified $0.2 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.3 million related to realized interest rate swap losses and a gain of $0.1 million related to foreign exchange contracts recognized in cost of sales. During the six months ended June 30, 2020, the Company reclassified $0.4 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.6 million related to realized interest rate swap losses and a gain of $0.2 million related to foreign exchange contracts recognized in cost of sales.
During the three months ended June 30, 2019, the Company reclassified $0.1 million related to realized interest rate swap losses and a gain of $0.1 million related to foreign exchange contracts recognized in cost of sales. During the six months ended June 30, 2019, the Company reclassified $0.1 million related to realized interest rate swap losses and a gain of $0.1 million related to foreign exchange contracts recognized in cost of sales.

Interest and mark to market losses related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2020	2019	2020	2019
Interest rate swaps	Mark to market (loss) gain on interest rate derivatives	$(164)	350	$(2,415)	350
	Interest expense	(87)	—	(102)	—
		$(251)	$350	$(2,517)	$350

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
NOTE 8 — STOCK COMPENSATION
On June 25, 2020, the shareholders of the Company approved an amendment and restatement of the Company’s Amended and Restated 2000 Long Term Incentive Plan (the “Plan”). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 850,000 shares. As of June 30, 2020, there were 746,809 shares available for the grant of awards under the Plan.

Option Awards
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2020 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2020	1,508,325	$13.43
Grants	37,500	6.36
Cancellations	(3,750)	12.86
Expirations	(229,175)	13.14
Options outstanding, June 30, 2020	1,312,900	13.28	5.3	$14
Options exercisable, June 30, 2020	999,919	$14.28	4.2	$—
Total unrecognized stock option expense remaining (in thousands)	$903
Weighted-average years expected to be recognized over	1.5
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2020. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2020 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2020 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2020	593,341	$10.70
Grants	534,940	5.94
Vested	(288,597)	10.82
Cancellations	(5,613)	9.54
Non-vested restricted shares, June 30, 2020	834,071	$7.61
Total unrecognized compensation expense remaining (in thousands)	$5,511
Weighted-average years expected to be recognized over	1.4
The total fair value of restricted stock that vested during the six months ended June 30, 2020 was $1.8 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Performance shares
Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Board of Directors. The shares are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2020 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2020	405,059	$12.43
Grants	106,275	6.36
Vested	(62,215)	18.45
Cancellations	(14,524)	17.39
Non-vested performance-based awards, June 30, 2020	434,595	$9.92
Total unrecognized compensation expense remaining (in thousands)	$1,864
Weighted-average years expected to be recognized over	1.7
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the six months ended June 30, 2020 was $0.4 million.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Compensation Expense Components	2020	2019	2020	2019
Equity based stock option expense	$139	$100	$285	$300
Restricted and performance-based stock awards expense	1,276	1,086	2,450	1,786
Stock compensation expense for equity based awards	$1,415	$1,186	$2,735	$2,086
Liability based stock option expense	5	7	11	14
Total Stock Compensation Expense	$1,420	$1,193	$2,746	$2,100

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
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
The calculations of basic and diluted loss per common share for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net loss – Basic and Diluted	$(3,977)	$(11,513)	$(32,141)	$(16,380)
Weighted-average shares outstanding – Basic and Diluted	20,824	20,545	20,784	20,527
Basic and Diluted loss per common share	$(0.19)	$(0.56)	$(1.55)	$(0.80)
Antidilutive Securities	2,088	2,148	2,100	1,882

NOTE 10— INCOME TAXES
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to pre-tax income or loss for the reporting period. For the three and six months ended June 30, 2020, the Company has used a discrete effective tax rate method to calculate taxes. Management determined that since minimal changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2020.
Income tax expense of $3.0 million and benefit of $0.7 million for the three and six months ended June 30, 2020, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 3,092.9% and benefit rate of 2.2%, respectively. The effective tax rate for the three and six months ended June 30, 2020 differs from the federal statutory income tax rate of 21.0% primarily due to non-deductible goodwill impairment and other significant permanent items recorded year-to-date, partially offset by the benefit of losses in foreign jurisdictions.
Income tax benefit of $5.8 million and $8.3 million for the three and six months ended June 30, 2019, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax benefit rates of 33.6% and 33.8%, respectively. The effective tax rate for the three and six months ended June 30, 2019 differs from the federal statutory rate of 21.0% primarily due to state and local taxes and the impact of non-deductible expenses.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Texas and the United Kingdom. The Company’s 2015 U.S. Federal income tax return audit was completed with no assessments. The Company's New York State tax returns for years 2014-2016 remain under audit with no material assessments as of June 30, 2020.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended June 30, 2020 and June 30, 2019.
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
June 30, 2020
(unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net sales
U.S.	$132,591	$123,092	$261,799	$250,130
International	17,549	19,444	33,411	42,332
Total net sales	$150,140	$142,536	$295,210	$292,462
Income (loss) from operations
U.S.	$13,152	$(4,678)	$(728)	$(292)
International	(3,817)	(2,868)	(10,551)	(3,915)
Unallocated corporate expenses	(5,039)	(4,999)	(9,670)	(10,625)
Income (loss) from operations	$4,296	$(12,545)	$(20,949)	$(14,832)
Depreciation and amortization
U.S.	$4,934	$5,210	$9,996	$10,481
International	1,127	1,080	2,299	2,168
Total depreciation and amortization	$6,061	$6,290	$12,295	$12,649

	June 30, 2020	December 31, 2019
	(in thousands)
Assets
U.S.	$592,806	$639,047
International	95,036	117,935
Unallocated corporate	65,960	13,041
Total Assets	$753,802	$770,023

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

U.S. Customs and Border Protection matter

By letter dated August 26, 2019, the Company was advised that U.S. Customs and Border Protection ("CBP") had commenced an investigation, pursuant to 19 U.S.C. §1592, regarding the Company’s tariff classification of certain tableware and kitchenware. The issue centers on whether such merchandise meets the criteria for reduced duty rates as specified sets as those terms are defined in Chapter 69, Note 6(b), Harmonized Tariff System of the United States. The period of investigation is stated to be from August 26, 2014 to the present. Since being notified of the investigation, the Company has obtained a significant amount of evidence that, the Company believes, supports that the imported products were properly classified as specified sets. The Company's counsel filed a Lead Protest and Application for Further Review with CBP on February 5, 2020 (the "Lead Protest") relating to a single shipment made during the investigation period.

CBP approved the Company’s Lead Protest on June 8, 2020 stating that the specified set requirement was fulfilled with respect to the protested shipment based on information provided by the Company. Based on this decision, no additional duties will be owed for the seven tableware collections imported in this shipment.

The Company is now in the process of compiling a complete set of supporting documents for the remaining three protests (for the remaining 29 tableware collections that were imported by the Company under the protested shipments) for submission to the CBP. If the CBP approves these additional claims and accepts the evidence presented as it did with the Lead Protest, then no additional duties will be owed for the remaining protested shipments.

Because the period of investigation covers a five year period, the company is compiling supporting documentation packages for all tableware collections imported during this period.

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
NOTE 13 — OTHER
Cash dividends
Dividends declared in the six months ended June 30, 2020 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/10/2020	11/16/2020	12/16/2020
$0.0425	6/25/2020	8/3/2020	8/17/2020
On February 14, 2020, the Company paid dividends of $0.9 million to shareholders of record on January 31, 2020.

In 2020, the Company declared dividends as follows:
•On March 10, 2020, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2020 to shareholders of record on May 1, 2020. Subsequently, the Company issued a press release on April 23, 2020, announcing that the Board of Directors unanimously approved the rescheduling of the May quarterly dividend. Accordingly, shareholders of record as of November 16, 2020 will be eligible to receive a dividend of $0.0425 per share on December 16, 2020.
•On June 25, 2020, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on August 17, 2020 to shareholders of record on August 3, 2020.
•On August 4, 2020, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on November 16, 2020 to shareholders of record on November 2, 2020.

In the three months ended June 30, 2020, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on August 17, 2020. For the six months ended June 30, 2020, the Company reduced retained earnings for the accrual of $1.8 million relating to the dividend payable on August 17, 2020 and December 16, 2020.

Supplemental cash flow information

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,070	$9,066
Cash paid for taxes, net of refunds	173	993
Non-cash investing activities:
Translation loss adjustment	$(7,207)	$(1,647)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(38,477)	$(32,421)	$(34,019)	$(33,727)
Translation loss during period	(2,749)	(2,953)	(7,207)	(1,647)
Amounts reclassified from accumulated other comprehensive loss (1)	235	—	235	—
Translation Adjustment	(2,514)	(2,953)	(6,972)	(1,647)
Balance at end of period	$(40,991)	$(35,374)	$(40,991)	$(35,374)
Accumulated deferred gains on cash flow hedges:
Balance at beginning of period	$(1,713)	$757	$1,164	$161
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	240	(52)	359	(23)
Change in unrealized (losses) gains	(139)	1,034	(3,135)	1,601
Net change in cash flow hedges, net of taxes of $69, $306, $(929) and $495	101	982	(2,776)	1,578
Balance at end of period	$(1,612)	$1,739	$(1,612)	$1,739
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,580)	$(1,037)	$(1,600)	$(1,050)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial gains, net of taxes	19	12	39	25
Balance at end of period	$(1,561)	$(1,025)	$(1,561)	$(1,025)
Total accumulated other comprehensive losses at end of period	$(44,164)	$(34,660)	$(44,164)	$(34,660)

(1)Amount is recorded in equity in losses on the unaudited condensed consolidated statements of operations.
(2)Amounts reclassified are recorded in interest expense and cost of sales on the unaudited condensed consolidated statement of operations.
(3)Amounts are recorded in selling, general and administrative expense on the unaudited condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries), contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “predicts,” “plans,” “believes,” “may,” “should,” “would,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.
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
•Goodwill;
•International operations;
•Supply chain;
•Foreign exchange rates;
•International trade, including trade negotiations;
•Transportation;
•Product liability;
•Regulatory matters;
•Product development;
•Stock keeping unit rationalization (“SKU Rationalization”) initiative;
•Reputation;
•Technology;

•Personnel;
•Price fluctuations;
•Business interruptions;
•Projections;
•Fixed costs;
•Governance;
•Acquisitions and investments;
•Public health pandemics, such as COVID-19; and
•Social unrest, including related protests or disturbances.
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
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, Taylor®, KitchenAid®, KitchenCraft®, Pfaltzgraff®, Built NY®, Rabbit®, Kamenstein®, and MasterClass®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the U.S.), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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
EQUITY INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2020 and 2019 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2020, Vasconia’s Board of Directors is comprised of fourteen members of whom the Company has designated three members.
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
The COVID-19 pandemic has led, and may continue to lead, to shifts in some of the Company's selling and purchasing cycles as customers deviate from their historical ordering patterns.
RESTRUCTURING
During the three and six months ended June 30, 2020, the Company's international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts for product development efficiencies and a country tailored international sales approach. As of June 30, 2020, $0.2 million of severance was accrued. The Company does not expect to incur any additional restructuring charges for these strategic reorganization efforts for the remainder of 2020.
During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.4 million, respectively, of Filament restructuring charges, primarily related to severance.
During the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.4 million of restructuring expenses, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations.
RECENT DEVELOPMENTS

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The virus has continued to plague the United States and the rest of the world. The pandemic has resulted in an increase in sales of certain of the Company’s products as well as a decrease in sales in other of its products. The Company has experienced a significant reduction in sales at certain retailers which have been closed or have had a limited number of stores that are open during the pandemic. This reduction in sales has been offset by higher sales at retailers that have remained open. Many of the retailers that remain open provide products that are deemed essential. In addition, the Company's e-commerce sales have increased during the pandemic.

The Company’s distribution centers remain operational and continue to support e-commerce and brick-and-mortar retail customers. The Company has not experienced disruptions in its supply chain related to the COVID-19 pandemic. However, in limited instances and categories, increased demand has strained the manufacturing capacity of certain of the Company’s suppliers.
In response to the COVID-19 pandemic, the Company announced and implemented cost reductions in April 2020. Also in April 2020, the Company's Board of Directors authorized the postponement of the Company's quarterly cash dividend, which was to be paid on May 15, 2020, to shareholders of record on May 1, 2020. The Company set November 16, 2020 as the new record date for such dividend payable on December 16, 2020.
The Company cannot estimate the length or severity of this pandemic. However the Company believes that it could have a material adverse impact on its future sales, results of operations, and cash flows, including the potential impairment of certain intangible and other long-lived assets.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s critical accounting policies and estimates discussed in the 2019 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.9	69.1	63.7	66.4
Gross margin	36.1	30.9	36.3	33.6
Distribution expenses	10.1	10.9	10.8	10.7
Selling, general and administrative expenses	22.9	28.7	25.7	27.7
Restructuring expenses	0.2	0.1	0.1	0.3
Goodwill and other impairments	—	—	6.8	—
Income (loss) from operations	2.9	(8.8)	(7.1)	(5.1)
Interest expense	(2.8)	(3.5)	(3.0)	(3.4)
Mark to market (loss) gain on interest rate derivatives	(0.1)	0.2	(0.8)	0.1
Loss before income taxes and equity in losses	—	(12.1)	(11.0)	(8.4)
Income tax (provision) benefit	(2.0)	4.1	0.2	2.8
Equity in losses, net of taxes	(0.6)	—	(0.1)	(0.1)
Net loss	(2.6)%	(8.0)%	(10.9)%	(5.7)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2019
Net Sales
Consolidated net sales for the three months ended June 30, 2020 were $150.1 million, representing an increase of $7.6 million, or 5.3%, as compared to net sales of $142.5 million for the corresponding period in 2019. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2020 average rates to 2019 local currency amounts, consolidated net sales increased by $8.2 million, or 5.8%, as compared to consolidated net sales in the corresponding period in 2019.
Net sales for the U.S. segment for the three months ended June 30, 2020 were $132.6 million, an increase of $9.5 million, or 7.7%, as compared to net sales of $123.1 million for the corresponding period in 2019.
Net sales for the U.S. segment’s Kitchenware product category were $84.4 million for the three months ended June 30, 2020, an increase of $18.8 million, or 28.7%, as compared to $65.6 million for the corresponding period in 2019. The increase was mainly driven by higher consumer demand in the e-commerce and wholesale channels for essential kitchen tools and gadgets, cutlery and boards and bakeware products.
Net sales for the U.S. segment’s Tableware product category were $23.6 million for the three months ended June 30, 2020, a decrease of $5.2 million, or 18.1%, as compared to $28.8 million for the corresponding period in 2019. The decrease was primarily driven by lower sales of dinnerware products to brick-and-mortar retailers which were closed for most of the period as a result of the COVID-19 pandemic. This decrease was partially offset by increased e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $24.6 million for the three months ended June 30, 2020, a decrease of $4.1 million, or 14.3%, as compared to $28.7 million for the corresponding period in 2019. The decrease was driven by lower sales in the private label hydration category.
Net sales for the International segment were $17.5 million for the three months ended June 30, 2020, a decrease of $1.9 million, or 9.8%, as compared to net sales of $19.4 million for the corresponding period in 2019. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $1.3 million, or 6.7%, as compared to consolidated net sales in the corresponding period in 2019. The decrease in sales, and sales in constant currency, was primarily due to lower sales to brick-and-mortar retailers as a result of lower demand and closures due to COVID-19, offset by increased e-commerce sales due to higher customer demand in online channels.
Gross margin
Gross margin for the three months ended June 30, 2020 was $54.2 million, or 36.1%, as compared to $44.0 million, or 30.9%, for the corresponding period in 2019.
Gross margin for the U.S. segment was $49.8 million, or 37.6%, for the three months ended June 30, 2020, as compared to $36.7 million, or 29.8%, for the corresponding period in 2019. Gross margin in the 2019 period reflects an $8.5 million charge for the SKU rationalization initiative. Excluding the SKU rationalization the gross margin would have been 36.7%. The increase in gross margin, excluding the SKU rationalization change, was primarily due to changes in product mix.
Gross margin for the International segment was $4.4 million, or 24.8%, for the three months ended June 30, 2020, as compared to $7.3 million, or 37.6%, for the corresponding period in 2019. The decrease in gross margin percentage was driven by higher inventory reserves and lower sales to independent retailers a result of lower demand and store closures due to COVID-19.

Distribution expenses
Distribution expenses for the three months ended June 30, 2020 were $15.2 million, as compared to $15.5 million for the corresponding period in 2019. Distribution expenses as a percentage of net sales were 10.1% for the three months ended June 30, 2020, as compared to 10.9% for the three months ended June 30, 2019.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.8% and 10.4% for the three months ended June 30, 2020 and 2019, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses distribution expenses were 9.0% and 11.8% for the three months ended June 30, 2020 and 2019, respectively. The improvement reflects the continued realization of labor management efficiency, realized synergy savings and the leverage benefit of fixed costs on higher sales volume.
Distribution expenses as a percentage of net sales for the International segment were 19.9% for the three months ended June 30, 2020, compared to 13.9% for the corresponding period in 2019. Distribution expenses during the three months ended June 30, 2020 include $0.3 million for the Company’s facility relocation costs. As a percentage of sales shipped from the Company’s U.K. warehouses, excluding the moving and relocation costs for U.K. operations, distribution expenses were 15.0% and 14.5% for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily attributed to higher labor costs associated with increased e-commerce channel sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2020 were $34.4 million, a decrease of $6.5 million, or 15.9%, as compared to $40.9 million for the corresponding period in 2019.
Selling, general and administrative expenses for the U.S. segment were $25.0 million for the three months ended June 30, 2020, as compared to $28.9 million for the corresponding period in 2019. As a percentage of net sales, selling, general and administrative expenses were 18.9% and 23.5% for the three months ended June 30, 2020 and 2019, respectively. The decrease was primarily attributable to lower expenses resulting from the Company's cost reduction strategy in response to the COVID-19 pandemic, as well as lower selling and marketing expenses.
Selling, general and administrative expenses for the International segment were $4.4 million for the three months ended June 30, 2020, as compared to $7.0 million for the corresponding period in 2019. The decrease was primarily attributable to the realization of cost savings resulting from the Company's integration efforts, and lower employee and selling expenses resulting from the Company's cost reduction strategy in response to the COVID-19 pandemic.
Unallocated corporate expenses were $5.0 million for the three months ended June 30, 2020 and 2019.
Restructuring expenses
During the three months ended June 30, 2020, the Company's international segment incurred $0.3 million, of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts for product development efficiencies and a country tailored international sales approach.
During the three months ended June 30, 2019, the Company incurred $0.1 million of Filament restructuring charges and $0.1 million of restructuring expenses, primarily related to severance, for the integration of its legal entities operating in Europe.
Interest expense
Interest expense was $4.2 million for the three months ended June 30, 2020 and $5.0 million for the three months ended June 30, 2019 as a result of lower debt outstanding and a lower interest rate environment.

Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.2 million for the three months ended June 30, 2020 as compared to a mark to market gain on interest rate derivatives of $0.4 million for the three months ended June 30, 2019. The decrease was primarily driven by mark to market fair value fluctuations on the Company's interest rate derivatives. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. The current period loss was caused by lower interest rates as compared to the three months ended June 30, 2019. The intent of the Company is to hold these derivative contracts until their maturity. Therefore, the Company expects that this loss will reverse over time.
Income tax (provision) benefit
The provision for income taxes includes federal, foreign, state and local income taxes. The Company used a discrete effective tax rate method to calculate taxes for the three months ended June 30, 2020. Management determined that since minimal changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended June 30, 2020.
Income tax provision for the three months ended June 30, 2020 was $3.0 million as compared to an income tax benefit of$5.8 million for the corresponding period in 2019. The Company’s effective income tax provision rate for the three months ended June 30, 2020 was 3,092.9% as compared to a tax benefit rate of 33.6% for the corresponding 2019 period. The effective tax rate for the three months ended June 30, 2020 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of the non-deductible portion of the goodwill impairment charge (recorded in the three months ended March 31, 2020), the reversal of a discrete benefit recorded in the three months ended March 31, 2020 for a favorable rate arbitrage related to a net operating loss carryback claim available under the CARES Act, which is no longer expected based on a revised estimate, and other permanent items, partially offset by the benefit of losses in foreign jurisdictions. The effective rate for the three months ended June 30, 2019 differs from the federal statutory income tax rate of 21.0% primarily due to state and local taxes and the impact of non-deductible expenses.
Equity in losses
Equity in losses of Vasconia, net of taxes, was $0.6 million for the three months ended June 30, 2020, as compared to equity in losses of Vasconia, net of taxes, of $0.1 million for the three months ended June 30, 2019. Vasconia reported income from operations of $1.4 million for the three months ended June 30, 2020, as compared to income from operations of $2.8 million for the three months ended June 30, 2019. The decrease is primarily due to a decrease in operating income from Vasconia's aluminum and kitchenware division.
During the three months ended June 30, 2020, the Company recognized a loss of $0.2 million, relating to cumulative translation foreign currency losses that were recognized to earnings upon the dissolution of Lifetime Brands Do Brasil Participacoes Ltda., a 100% owned foreign subsidiary. The foreign currency translation losses related to the notes receivable due to the company from the 2016 sale of its equity interest in GS International S/A.

MANAGEMENT’S DISCUSSION AND ANALYSIS
SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2019
Net Sales
Consolidated net sales for the six months ended June 30, 2020 were $295.2 million, representing an increase of $2.7 million, or 0.9%, as compared to net sales of $292.5 million for the corresponding period in 2019. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2020 average rates to 2019 local currency amounts, net sales increased by $3.8 million, or 1.3%, as compared to consolidated net sales in the corresponding period in 2019.
Net sales for the U.S. segment for the six months ended June 30, 2020 were $261.8 million, an increase of $11.7 million, or 4.7%, as compared to net sales of $250.1 million for the corresponding period in 2019.
Net sales for the U.S. segment’s Kitchenware product category were $163.7 million for the six months ended June 30, 2020, an increase of $28.8 million, or 21.3%, as compared to $134.9 million for the corresponding period in 2019. The increase was mainly attributable to higher consumer demand in the e-commerce and wholesale channels for essential kitchen tools and gadgets, cutlery and boards, and cookware and bakeware products. In addition, in the early part of 2020, sales increased as a result of the continuance of promotional programs that commenced in the latter part of 2019 for tools and gadgets, cutlery and bakeware.
Net sales for the U.S. segment’s Tableware product category were $47.2 million for the six months ended June 30, 2020, a decrease of $8.0 million, or 14.4%, as compared to $55.2 million for the corresponding period in 2019. The decrease was primarily driven by lower sales of dinnerware products to brick-and-mortar retailers; this decrease was partially offset by increased e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $50.9 million for the six months ended June 30, 2020, a decrease of $9.1 million, or 15.2%, as compared to $60.0 million for the corresponding period in 2019. The decrease was driven by lower sales in the private label hydration category, offset by new program hydration category sales.
Net sales for the International segment were $33.4 million for the six months ended June 30, 2020, a decrease of $8.9 million, or 21.0%, as compared to net sales of $42.3 million for the corresponding period in 2019. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $7.9 million, or 19.1%, as compared to consolidated net sales in the corresponding period in 2019. The decrease in sales, and sales in constant currency, was driven by several factors including lower sales to independent retailers resulting from lower demand and store closures due to COVID-19, offset by increased e-commerce sales due to higher customer demand in online channels.
Gross margin
Gross margin for the six months ended June 30, 2020 was $107.1 million, or 36.3%, as compared to $98.3 million, or 33.6%, for the corresponding period in 2019.
Gross margin for the U.S. segment was $99.1 million, or 37.9%, for the six months ended June 30, 2020, as compared to $83.0 million, or 33.2%, for the corresponding period in 2019. Gross margin in the 2019 period reflects an $8.5 million charge for the SKU rationalization initiative. Excluding the SKU rationalization the gross margin would have been 36.6%. The increase in gross margin, excluding the SKU rationalization change, was primarily due to changes in product mix.
Gross margin for the International segment was $8.0 million, or 23.9%, for the six months ended June 30, 2020, as compared to $15.3 million, or 36.2%, for the corresponding period in 2019. The decrease in gross margin percentage was primarily due to additional allowances to brick-and-mortar customers, higher inventory reserves and a decrease in sales against a period over period comparable amount of fixed inventoriable costs.
Distribution expenses
Distribution expenses for the six months ended June 30, 2020 were $31.7 million, as compared to $31.4 million for the corresponding period in 2019. Distribution expenses as a percentage of net sales were 10.8% for the six months ended June 30, 2020, as compared to 10.7% for the six months ended June 30, 2019.

Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.3% and 10.4% for the six months ended June 30, 2020 and 2019, respectively. Distribution expenses during the six months ended June 30, 2019 include $0.2 million for the Company’s facility relocation efforts of its west coast distribution facility. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding relocation expenses, distribution expenses were 9.4% and 11.3% for the six months ended June 30, 2020 and 2019, respectively. The improvement reflects the continued realization of labor management efficiency and synergy savings as well as the leverage benefit of fixed costs on higher sales volume.
Distribution expenses as a percentage of net sales for the International segment were 22.2% for the six months ended June 30, 2020, compared to 12.8% for the corresponding period in 2019. Distribution expenses during the six months ended June 30, 2020 include $1.1 million for the Company’s facility relocation costs. As a percentage of sales shipped from the Company’s U.K. warehouses, excluding the moving and relocation costs for U.K. operations, distribution expenses were 15.5% and 12.7% for the six months ended June 30, 2020 and 2019, respectively. The increase is primarily attributed to higher labor costs associated with increased e-commerce channel sales and temporary labor inefficiencies associated with setting up the new U.K. warehouse but not directly attributable to relocation costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2020 were $75.9 million, a decrease of $5.1 million, or 6.3%, as compared to $81.0 million for the corresponding period in 2019.
Selling, general and administrative expenses for the U.S. segment were $55.4 million for the six months ended June 30, 2020, as compared to $57.0 million for the corresponding period in 2019. As a percentage of net sales, selling, general and administrative expenses were 21.2% and 22.8% for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily attributable to lower labor costs resulting from the Company's cost reduction strategy in response to the COVID-19 pandemic, as well as lower selling and marketing expenses, offset by higher estimates for bad debt expense related to the economic uncertainties caused by the COVID-19 pandemic.
Selling, general and administrative expenses for the International segment were $10.8 million for the six months ended June 30, 2020, as compared to $13.4 million for the corresponding period in 2019. The decrease was primarily attributable to the realization of cost savings resulting from the Company's integration efforts, and lower employee and selling expenses resulting from the Company's cost reduction strategy in response to the COVID-19 pandemic, offset by higher estimates for bad debt expense related to the economic uncertainties caused by the COVID-19 pandemic.
Unallocated corporate expenses for the six months ended June 30, 2020 were $9.7 million, as compared to $10.6 million for the corresponding period in 2019. The decrease was primarily attributable to executive salary costs as well as lower professional fees.
Restructuring expenses
During the six months ended June 30, 2020, the Company's international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts for product development efficiencies and a country tailored international sales approach.
During the six months ended June 30, 2019, the Company incurred $0.4 million of Filament restructuring charges and$0.4 million of restructuring expenses, primarily related to severance, for the integration of its legal entities operating in Europe.
Goodwill and infinite-lived intangible asset impairment
During the six months ended June 30, 2020, the Company recorded a $20.1 million non-cash goodwill and intangible asset impairment charge related to the U.S. reporting unit. The impairment charge resulted from, among other factors, more conservative estimated future cash flows in light of the uncertain market conditions arising from the COVID-19 pandemic.
Interest expense
Interest expense was $9.0 million for the six months ended June 30, 2020 and $10.0 million for the six months ended June 30, 2019 primarily as a result of lower debt outstanding and a lower interest rate environment.

Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $2.4 million for the six months ended June 30, 2020 as compared to a mark to market gain on interest rate derivatives of $0.4 million for the six months ended June 30, 2019. The decrease was primarily driven by mark to market fair value fluctuations on the Company's interest rate derivatives. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. The current period loss was caused by lower interest rates as compared to the six months ended June 30, 2019. The intent of the Company is to hold these derivative contracts until their maturity. Therefore, the Company expects that this loss will reverse over time.
Income tax (provision) benefit
The provision for income taxes includes federal, foreign, state and local income taxes. The Company used a discrete effective tax rate method to calculate taxes for the six months ended June 30, 2020. Management determined that since minimal changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the six months ended June 30, 2020.
Income tax benefit for the six months ended June 30, 2020 was $0.7 million as compared to an income tax benefit of $8.3 million for the corresponding period in 2019. The Company’s effective income tax benefit rate for the six months ended June 30, 2020 was 2.2% as compared to 33.8% for the corresponding 2019 period. The effective tax rate for the six months ended June 30, 2020 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of the non-deductible portion of the goodwill impairment charge (recorded in the three months ended March 31, 2020) and other permanent items, partially offset by the benefit of losses in the foreign jurisdictions. The effective rate for the six months ended June 30, 2019 differs from the federal statutory income tax rate of 21.0% primarily due to state and local taxes and the impact of non-deductible expenses.
Equity in losses
Equity in losses of Vasconia, net of taxes, was $0.3 million for the six months ended June 30, 2020, as compared to equity in losses of Vasconia, net of taxes, of $0.2 million for the six months ended June 30, 2019. Vasconia reported income from operations of $0.9 million for the six months ended June 30, 2020, as compared to income from operations of $4.7 million for the six months ended June 30, 2019. The decrease is primarily due to a decrease in operating income from Vasconia's aluminum and kitchenware division.
During the six months ended June 30, 2020, the Company recognized a loss of $0.2 million, relating to cumulative translation foreign currency losses that were recognized to earnings upon the dissolution of Lifetime Brands Do Brasil Participacoes Ltda., a 100% owned foreign subsidiary. The foreign currency translation losses related to the notes receivable due to the company from the 2016 sale of its equity interest in GS International S/A.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company’s principal sources of cash to fund liquidity needs were: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility under the ABL Agreement, as defined below. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, acquisitions and investments, and payments of principal and interest on its debt. As a result of the COVID-19 pandemic, there is the potential for reduced demand for the Company's products and limited distribution facility capacity. Consequently, the Company may not be able to generate cash from operations at the levels historically provided while operating under pandemic conditions.
At June 30, 2020, the Company had cash and cash equivalents of $63.5 million, compared to $11.4 million at December 31, 2019. Working capital was $205.6 million at June 30, 2020, compared to $221.8 million at December 31, 2019. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $183.5 million at June 30, 2020.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended June 30, 2020, inventory turnover was 2.3 times, or 157 days, as compared to 1.8 times, or 203 days, for the three months ended June 30, 2019, as adjusted for the SKU Rationalization initiative. The improvement was a result of programs implemented by the Company to improve the productivity of its inventory, including the SKU Rationalization initiative implemented in the second quarter of 2019, along with an increase in consumer demand for certain products in the second quarter of 2020.
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
The Company closely monitors the creditworthiness of its customers. Based upon its evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially adversely affected by changes in customers' creditworthiness in the future. Some of the Company’s customers may be adversely and materially affected by the COVID-19 pandemic.
Credit Facilities
The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) which provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (“Excess Cash Flow”), if any. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan facility requires quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. Per the Debt Agreements, when an Excess Cash Flow payment is made by the Company, the payment is first applied to satisfy the future quarterly required payments in order of maturity.
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

As of June 30, 2020 and December 31, 2019, the total availability under the ABL Agreement was as follows (in thousands):

	June 30, 2020	December 31, 2019
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(27,383)	(32,822)
Standby letters of credit	(2,677)	(2,288)
Total availability under the ABL Agreement	$119,940	$114,890

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

The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2020	December 31, 2019
Current portion of Term Loan facility:
Term Loan facility	$—	$2,750
Estimated Excess Cash Flow payment	15,000	7,145
Estimated unamortized debt issuance costs	(1,473)	(1,482)
Total Current portion of Term Loan facility	$13,527	$8,413

Non-current portion of Term Loan facility:
Term Loan facility payment, net of current portion	$247,605	$260,293
Estimated unamortized debt issuance costs	(5,268)	(6,012)
Total Non-current portion of Term Loan facility	$242,337	$254,281

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
Borrowings under the ABL agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2020 was 1.8%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or

(ii) LIBOR, but not less than 1%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2020 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2020.
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
The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended June 30, 2020
(in thousands)
Three months ended June 30, 2020	$12,388
Three months ended March 31, 2020	3,252
Three months ended December 31, 2019	27,873
Three months ended September 30, 2019	25,758
Consolidated adjusted EBITDA	$69,271

Capital expenditures for the six months ended June 30, 2020 were $1.4 million.
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

The following is a reconciliation of the net loss, as reported, to consolidated adjusted EBITDA, for the four quarters ended June 30, 2020:

	Three Months Ended				Twelve Months Ended June 30, 2020
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
	(in thousands)
Net loss as reported	$(13,519)	$(14,516)	$(28,164)	$(3,977)	$(60,176)
Undistributed equity losses (earnings), net	210	(738)	(339)	848	(19)
Income tax provision (benefit)	15,066	(5,704)	(3,729)	3,031	8,664
Interest expense	5,172	5,590	4,736	4,230	19,728
Mark to market loss on interest rate derivatives	—	—	2,251	164	2,415
Depreciation and amortization	6,122	6,344	6,234	6,061	24,761
Goodwill and other impairments	9,748	33,242	20,100	—	63,090
Stock compensation expense	1,505	1,436	1,326	1,420	5,687
Acquisition and divestment related expenses	—	55	47	55	157
Restructuring expenses	338	316	—	253	907
Integration charges	235	159	—	—	394
Warehouse relocation	881	1,689	790	303	3,663
Consolidated adjusted EBITDA	$25,758	$27,873	$3,252	$12,388	$69,271

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
Pursuant to this agreement, the Company sold to HSBC $36.0 million and $73.9 million of receivables during the three and six months ended June 30, 2020, respectively, and $24.1 million and $49.2 million of receivables during the three and six months ended June 30, 2019, respectively. Charges of $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 and June 30, 2019. Charges of $0.3 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2020 and June 30, 2019. At June 30, 2020 and 2019, $20.8 million and $14.8 million , respectively, of receivables sold were outstanding and due to HSBC from customers.
Derivatives
Interest Rate Swaps
The Company is a party to interest rate swap agreements, with an aggregate notional value of $75.0 million at June 30, 2020, designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods.

The Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at June 30, 2020 that do not meet the criteria for hedge accounting treatment. As a result, these interest rate swap agreements are considered non-designated interest rate swaps that serve as economic hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company's total outstanding notional value of interest rate swaps was $100.0 million at June 30, 2020.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e. 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The Company's foreign exchange contracts, that had been designed as hedges in order to apply hedge accounting, matured in April 2020. As of June 30, 2020 the Company did not have any outstanding foreign exchange contracts.

The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of June 30, 2020, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
Operating activities
Net cash provided by operating activities was $66.2 million and $7.1 million for the six months ended June 30, 2020 and 2019, respectively. The change in 2020 as compared to the corresponding 2019 period was primarily attributable to inventory reduction initiatives commencing in the second quarter of 2019, the timing of collections related to the Company's accounts receivable, in addition to cost savings initiatives and payment deferral strategies utilized in response to the COVID-19 pandemic.
Investing activities
Net cash used in investing activities was $1.4 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively. The change in 2020 as compared to the corresponding 2019 period was primarily attributable to higher capital expenditures in the 2019 period resulting from the Company's U.K. reorganization and warehouse consolidation efforts.
Financing activities
Net cash used in financing activities was $12.3 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. The change was mainly attributable to repayments on the Company's revolving credit facility under its ABL Agreement and the Company's term loan in 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2019 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2020, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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

U.S. Customs and Border Protection matter

By letter dated August 26, 2019, the Company was advised that U.S. Customs and Border Protection ("CBP") had commenced an investigation, pursuant to 19 U.S.C. §1592, regarding the Company’s tariff classification of certain tableware and kitchenware. The issue centers on whether such merchandise meets the criteria for reduced duty rates as specified sets as those terms are defined in Chapter 69, Note 6(b), Harmonized Tariff System of the United States. The period of investigation is stated to be from August 26, 2014 to the present. Since being notified of the investigation, the Company has obtained a significant amount of evidence that, the Company believes, supports that the imported products were properly classified as specified sets. The Company's counsel filed a Lead Protest and Application for Further Review with CBP on February 5, 2020 (the "Lead Protest") relating to a single shipment made during the investigation period.

CBP approved the Company’s Lead Protest on June 8, 2020 stating that the specified set requirement was fulfilled with respect to the protested shipment based on information provided by the Company. Based on this decision, no additional duties will be owed for the 7 tableware collections imported in this shipment.

The Company is now in the process of compiling a complete set of supporting documents for the remaining three protests (for the remaining 29 tableware collections that were imported by the Company under the protested shipments) for submission to the CBP. If the CBP approves these additional claims and accepts the evidence presented as it did with the Lead Protest, then no additional duties will be owed for the remaining protested shipments.

Because the period of investigation covers a five year period, the company is compiling supporting documentation packages for all tableware collections imported during this period.

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
•Failure of third parties on which the Company relies, including the Company’s suppliers, third-party manufacturers, distributors, and external business partners, to meet their obligations to the Company, including due to a lack of manufacturing capacity, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
May 1 - May 31, 2020	249	$4.84	—	$6,771,467
June 1 - June 30, 2020	26,348	7.07	—	6,771,467
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
(2)On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended June 30, 2020.

Item 6. Exhibits
See the Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit No.
10.1	Amended and Restated 2000 Long-Term Incentive Plan (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2020 and incorporated by reference herein).

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay	August 6, 2020
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 6, 2020
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)