Form 10-Q
period 2020-09-30
LIFETIME BRANDS, INC
filed 2020-11-05
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2020 was 21,768,020.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,675	$11,370
Accounts receivable, less allowances of $14,782 at September 30, 2020 and $9,681 at December 31, 2019	180,289	128,639
Inventory	209,825	173,427
Prepaid expenses and other current assets	9,619	14,140
Income taxes receivable	—	1,577
TOTAL CURRENT ASSETS	442,408	329,153
PROPERTY AND EQUIPMENT, net	23,839	28,168
OPERATING LEASE RIGHT-OF-USE ASSETS	98,126	106,871
INVESTMENTS	17,734	21,289
INTANGIBLE ASSETS, net	247,180	280,471
OTHER ASSETS	2,559	4,071
TOTAL ASSETS	$831,846	$770,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$18,522	$8,413
Accounts payable	109,509	36,173
Accrued expenses	81,167	52,060
Income taxes payable	1,522	—
Current portion of operating lease liabilities	11,329	10,661
TOTAL CURRENT LIABILITIES	222,049	107,307
OTHER LONG-TERM LIABILITIES	16,394	12,214
INCOME TAXES PAYABLE, LONG-TERM	1,217	1,217
OPERATING LEASE LIABILITIES	104,183	112,180
DEFERRED INCOME TAXES	12,829	13,685
REVOLVING CREDIT FACILITY	25,654	32,822
TERM LOAN	237,727	254,281
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at September 30, 2020 and December 31, 2019; shares issued and outstanding: 21,768,020 at September 30, 2020 and 21,255,660 at December 31, 2019	218	213
Paid-in capital	267,200	263,386
(Accumulated deficit) retained earnings	(13,842)	7,173
Accumulated other comprehensive loss	(41,783)	(34,455)
TOTAL STOCKHOLDERS’ EQUITY	211,793	236,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$831,846	$770,023
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$224,750	$215,502	$519,960	$507,964
Cost of sales	145,958	142,561	334,066	336,683
Gross margin	78,792	72,941	185,894	171,281
Distribution expenses	18,961	18,537	50,710	49,938
Selling, general and administrative expenses	38,325	37,389	114,274	118,379
Restructuring expenses	—	338	253	1,119
Goodwill and other impairments	—	9,748	20,100	9,748
Income (loss) from operations	21,506	6,929	557	(7,903)
Interest expense	(4,128)	(5,539)	(13,094)	(15,505)
Mark to market gain (loss) on interest rate derivatives	99	367	(2,316)	717
Income (loss) before income taxes and equity in earnings (losses)	17,477	1,757	(14,853)	(22,691)
Income tax provision	(3,711)	(15,066)	(3,013)	(6,813)
Equity in earnings (losses), net of taxes	147	(210)	(362)	(395)
NET INCOME (LOSS)	$13,913	$(13,519)	$(18,228)	$(29,899)
BASIC INCOME (LOSS) PER COMMON SHARE	$0.66	$(0.66)	$(0.87)	$(1.46)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.65	$(0.66)	$(0.87)	$(1.46)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$13,913	$(13,519)	$(18,228)	$(29,899)
Other comprehensive income (loss), net of taxes:
Translation adjustment	2,145	(2,385)	(4,827)	(4,032)
Net change in cash flow hedges	216	151	(2,560)	1,729
Effect of retirement benefit obligations	20	13	59	38
Other comprehensive income (loss), net of taxes	2,381	(2,221)	(7,328)	(2,265)
Comprehensive income (loss)	$16,294	$(15,740)	$(25,556)	$(32,164)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained Earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493
Comprehensive (loss) income:
Net loss	—	—	—	(4,867)	—	(4,867)
Translation adjustment	—	—	—	—	1,306	1,306
Net change in cash flow hedges	—	—	—	—	596	596
Effect of retirement benefit obligations	—	—	—	—	13	13
Total comprehensive loss						(2,952)
Net issuance of restricted shares to employees	169	1	(1)	—	—	—
Stock compensation expense	—	—	900	—	—	900
Net exercise of stock options	19	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(25)	—	(232)	—	—	(232)
Dividends (1)	—	—	—	(898)	—	(898)
BALANCE AT MARCH 31, 2019	20,927	$209	$259,304	$49,499	$(32,701)	$276,311
Comprehensive (loss) income:
Net loss	—	—	—	(11,513)	—	(11,513)
Translation adjustment	—	—	—	—	(2,953)	(2,953)
Net change in cash flow hedges	—	—	—	—	982	982
Effect of retirement benefit obligations	—	—	—	—	12	12
Total comprehensive loss						(13,472)
Restricted shares issued to directors	61	1	(1)	—	—	—
Net issuance of restricted shares to employees	250	3	(3)	—	—	—
Stock compensation expense	—	—	1,186	—	—	1,186
Net exercise of stock options	34	—	133	—	—	133
Shares effectively repurchased for required employee withholding taxes	(17)	—	(158)	—	—	(158)
Dividends (1)	—	—	—	(896)	—	(896)
BALANCE AT JUNE 30, 2019	21,255	$213	$260,461	$37,090	$(34,660)	$263,104
Comprehensive (loss) income
Net loss	—	—	—	(13,519)	—	(13,519)
Translation adjustment	—	—	—	—	(2,385)	(2,385)
Derivative fair value adjustment	—	—	—	—	151	151
Effect of retirement benefit obligations	—	—	—	—	13	13
Total comprehensive loss						(15,740)
Net issuance of restricted shares to employees	1	—	—	—	—	—
Stock compensation expense	—	—	1,498	—	—	1,498
Dividends (1)	—	—	—	(937)	—	(937)
BALANCE AT SEPTEMBER 30, 2019	21,256	$213	$261,959	$22,634	$(36,881)	$247,925

(1)Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2019 and 2020, respectively.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained Earnings (Accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
Comprehensive (loss) income:
Net loss	—	—	—	(28,164)	—	(28,164)
Translation adjustment	—	—	—	—	(4,458)	(4,458)
Net change in cash flow hedges	—	—	—	—	(2,877)	(2,877)
Effect of retirement benefit obligations	—	—	—	—	20	20
Total comprehensive loss						(35,479)
Performance shares issued to employees	62	1	(1)	—	—	—
Net issuance of restricted shares to employees	220	2	(2)	—	—	—
Stock compensation expense	—	—	1,320	—	—	1,320
Shares effectively repurchased for required employee withholding taxes	(52)	(1)	(298)	—	—	(299)
Dividends (1)	—	—	—	(932)	—	(932)
BALANCE AT MARCH 31, 2020	21,486	$215	$264,405	$(21,923)	$(41,770)	$200,927
Comprehensive (loss) income:
Net loss	—	—	—	(3,977)	—	(3,977)
Translation adjustment	—	—	—	—	(2,514)	(2,514)
Net change in cash flow hedges	—	—	—	—	101	101
Effect of retirement benefit obligations	—	—	—	—	19	19
Total comprehensive loss						(6,371)
Net issuance of restricted shares to employees	309	3	(3)	—	—	—
Stock compensation expense	—	—	1,415	—	—	1,415
Shares effectively repurchased for required employee withholding taxes	(26)	—	(187)	—	—	(187)
Dividends (1)	—	—	—	(913)	—	(913)
BALANCE AT JUNE 30, 2020	21,769	$218	$265,630	$(26,813)	$(44,164)	$194,871
Comprehensive income:
Net income	—	—	—	13,913	—	13,913
Translation adjustment	—	—	—	—	2,145	2,145
Net change in cash flow hedges	—	—	—	—	216	216
Effect of retirement benefit obligations	—	—	—	—	20	20
Total comprehensive income						16,294
Stock compensation expense	—	—	1,570	—	—	1,570
Shares effectively repurchased for required employee withholding taxes	(1)	—	—	—	—	—
Dividends (1)	—	—	—	(942)	—	(942)
BALANCE AT SEPTEMBER 30, 2020	21,768	$218	$267,200	$(13,842)	$(41,783)	$211,793
(1)Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2019 and 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(18,228)	$(29,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,385	18,771
Goodwill and other impairments	20,100	9,748
Amortization of financing costs	1,326	1,312
Mark to market loss (gain) on interest rate derivatives	2,316	(717)
Non-cash lease expense	2,915	1,050
Provision for doubtful accounts	3,011	316
Stock compensation expense	4,321	3,605
Undistributed equity in losses, net of taxes	362	395
SKU Rationalization	—	8,500
Changes in operating assets and liabilities:
Accounts receivable	(55,466)	(37,659)
Inventory	(37,303)	(66,195)
Prepaid expenses, other current assets and other assets	3,573	1,473
Accounts payable, accrued expenses and other liabilities	100,798	43,465
Income taxes receivable	1,577	1,442
Income taxes payable	1,521	4,434
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	49,208	(39,959)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,645)	(7,618)
NET CASH USED IN INVESTING ACTIVITIES	(1,645)	(7,618)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	107,418	258,647
Repayments of revolving credit facility	(113,652)	(208,737)
Repayments of term loan	(7,583)	(2,063)
Payments for finance lease obligations	(75)	(18)
Payments of tax withholding for stock based compensation	(486)	(390)
Proceeds from the exercise of stock options	—	133
Cash dividends paid	(1,862)	(2,693)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(16,240)	44,879
Effect of foreign exchange on cash	(18)	(188)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,305	(2,886)
Cash and cash equivalents at beginning of period	11,370	7,647
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,675	$4,761

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

In 2019, the Company implemented programs to improve the productivity of its inventory and simplify its U.S. business. In connection therewith, it initiated a stock keeping unit rationalization (“SKU Rationalization”) initiative to identify inventory to discontinue from active status, consistent with the objectives of these programs.
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $43.0 million and $116.9 million of receivables during the three and nine months ended September 30, 2020, respectively, and $32.5 million and $81.7 million of receivables during the three and nine months ended September 30, 2019, respectively. Charges of $0.1 million and $0.4 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. Charges of $0.2 million and $0.4 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. At September 30, 2020 and 2019, $26.7 million and $17.8 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

The components of inventory were as follows (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$201,453	$165,950
Work in process	145	61
Raw materials	8,227	7,416
Total	$209,825	$173,427

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
September 30, 2020
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
During the nine months ended September 30, 2020, the Company's international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts for product development efficiencies and a country tailored international sales approach. As of September 30, 2020, $0.1 million of severance was accrued. The Company does not expect to incur any additional restructuring charges for these strategic reorganization efforts for the remainder of 2020.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
During the nine months ended September 30, 2019, the Company incurred $0.4 million of Filament restructuring charges, primarily related to severance.
During the three and nine months ended September 30, 2019, the Company incurred $0.3 million and $0.7 million of restructuring expenses, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate that is expected to be discontinued as a result of reference rate reform. The guidance in the ASU may be applied to contract modifications and hedging relationships as of any date from March 12, 2020 but no later than December 31, 2022 and should be applied on a prospective basis. The Company has not yet applied the guidance in this ASU and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
On April 10, 2020, the FASB staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic (the “Question-and-Answer Document”). The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. The Company adopted the guidance on April 1, 2020 and elected to account for COVID-19-related rent concessions that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee not as lease modifications. See Note 3 – Leases for additional information on the Company’s adoption of this guidance.
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.9 million and $2.6 million for the three

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
and nine months ended September 30, 2020, respectively, and $1.0 million and $2.3 million for the three and nine months ended September 30, 2019, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S. segment
Kitchenware	$119,566	$99,257	$283,258	$234,149
Tableware	51,285	57,332	98,534	112,543
Home Solutions	30,688	38,610	81,546	98,637
Total U.S. segment	201,539	195,199	463,338	445,329
International segment
Kitchenware	19,186	16,406	45,500	42,918
Tableware	4,025	3,897	11,122	19,717
Total International segment	23,211	20,303	56,622	62,635
Total net sales	$224,750	$215,502	$519,960	$507,964

United States	$193,432	$179,565	$447,087	$417,657
United Kingdom	15,646	13,985	36,418	44,697
Rest of World	15,672	21,952	36,455	45,610
Total net sales	$224,750	$215,502	$519,960	$507,964

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet.
In response to the COVID-19 pandemic, the Company negotiated COVID-19-related rent concessions for several of its leased properties. The majority of these rent concessions were in the form of deferred rent payments for one or more months. For these rent concessions the Company elected to account for these as if no changes to the lease were made and continued to recognize the straight-line lease expense for these leases in accordance with the FASB Question-and-Answer Document. COVID-19-related deferred rent payments at September 30, 2020 were $1.4 million and were recorded in accrued expenses in the unaudited condensed consolidated balance sheet at September 30, 2020. In addition, there were a limited number of rent concessions obtained by the Company in the form of rent abatement and changes in lease terms. These lease modifications were accounted for as a resolution to a contingency that fixes previously variable lease payments which resulted in the remeasurement of the right-of-use asset and lease liability. The remeasurement of the right-of-use and lease liability did not have a material effect on our consolidated financial statements or results of operations. The Company continues to assess its leased properties in seeking commercially reasonable lease concessions given the current environment.
The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expenses:
Fixed	$4,450	$4,796	$13,755	$13,927

Supplemental cash flow information for lease related liabilities and assets for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,839	$12,877

	Nine Months Ended September 30,
	2020	2019
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$38	$118,054

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

The aggregate future lease payments for operating leases as of September 30, 2020 were as follows (in thousands):

Operating
2020 (excluding the nine months ending September 30, 2020)	$4,639
2021	17,965
2022	18,071
2023	18,050
2024	17,723
2025	17,697
Thereafter	54,993
Total lease payments	149,138
Less: Interest	(33,626)
Present value of lease payments	$115,512
The Company expects to make payments related to the deferrals obtained as a result of COVID-19-related rent concessions of $0.4 million in 2020 and $1.0 million in 2021, per the updated terms of the applicable lease agreements.
Average lease terms and discount rates were as follows:

September 30, 2020
Operating leases:
Weighted-average remaining lease term (years)	8.4
Weighted-average discount rate	6.2%

NOTE 4 —INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2020 and 2019 in the accompanying unaudited condensed consolidated statements of operations.
The value of the Company's investment balance has been translated from Mexican Pesos ("MXN") to U.S. Dollars ("USD") using the spot rates of MXN 22.26 and MXN 18.91 at September 30, 2020 and December 31, 2019, respectively.
The Company's proportionate share of Vasconia's net income (loss) has been translated from MXN to USD using the following exchange rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average exchange rate (USD to MXN)	22.06	19.42	19.91 - 23.31	19.11 - 19.42

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
The effect of the translation of the Company’s investment, as well as the translation of Vasconia's balance sheet, resulted in a decrease to the investment of $3.4 million and $1.8 million during the nine months ended September 30, 2020 and 2019, respectively. These translation effects are recorded in accumulated other comprehensive loss.

Summarized income statement information for the three and nine months ended September 30, 2020 and 2019 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended September 30,
	2020		2019
	USD	MXN	USD	MXN
Net sales	$39,565	$872,647	$36,566	$710,118
Gross profit	9,556	210,770	5,572	108,205
Income (loss) from operations	2,957	65,229	(581)	(11,288)
Net income (loss)	536	11,812	(647)	(12,571)

	Nine Months Ended September 30,
	2020		2019
	USD	MXN	USD	MXN
Net Sales	$99,932	$2,171,695	$115,100	$2,216,293
Gross profit	21,025	459,731	22,801	438,478
Income from operations	3,821	87,229	4,117	78,739
Net loss	(36)	(6,344)	(1,158)	(22,384)

The Company recorded equity in earnings (losses) of Vasconia, net of taxes, of $0.1 million and $(0.2) million for the three and nine months ended September 30, 2020, respectively. The Company recorded equity in losses of Vasconia, net of taxes, of $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	September 30, 2020	December 31, 2019
Amounts due from Vasconia	Prepaid expenses and other current assets	$75	$63
Amounts due to Vasconia	Accrued expenses and Accounts payable	(380)	(77)

As of September 30, 2020 and December 31, 2019, the fair value (based upon the quoted stock price) of the Company’s investment in Vasconia was $29.3 million and $34.7 million, respectively. The carrying value of the Company’s investment in Vasconia was $17.7 million and $21.3 million as of September 30, 2020 and December 31, 2019, respectively.

Lifetime Brands Do Brasil Participacoes Ltda., a 100% owned subsidiary of Lifetime Brands, Inc., was dissolved on May 5, 2020. The subsidiary held a note receivable relating to the 2016 sale of its 40% equity interest in GS International S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil, which was accounted for as an equity method investment. The final installment due on the note receivable was received prior to dissolution of the subsidiary. Foreign currency translation losses of $0.2 million, which were previously recorded as a component of stockholder’s equity within accumulated other comprehensive loss, were recognized in earnings upon dissolution of this subsidiary for the nine months ended September 30, 2020. The Company included this loss within equity in earnings (losses), net of taxes.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020				December 31, 2019
	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$49,371	$(19,100)	—	$30,271	$92,361	$(42,990)	$—	$49,371
Indefinite-lived intangible assets:
Trade names	58,216	(1,000)	—	57,216	58,216	—	—	58,216
Finite-lived intangible assets:
Licenses	15,847		(10,628)	5,219	15,847		(10,287)	5,560
Trade names	43,714		(19,605)	24,109	43,986		(17,337)	26,649
Customer relationships	175,831		(49,685)	126,146	176,602		(40,605)	135,997
Other	6,521		(2,302)	4,219	6,546		(1,868)	4,678
Total	$349,500	$(20,100)	$(82,220)	$247,180	$393,558	$(42,990)	$(70,097)	$280,471

In the first quarter of 2020, as a result of the economic downturn caused by the COVID-19 pandemic, the Company concluded that a triggering event had occurred and performed an interim impairment test of goodwill and certain intangible assets as of March 31, 2020. The Company performed the first quarter 2020 interim impairment test of goodwill by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow method and market multiple method. For goodwill, the outcome of the valuation is largely dependent upon estimates made by the Company with respect to significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital under the discounted cash flow method.
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
Based upon these analyses performed, the Company recognized a non-cash goodwill impairment charge of $19.1 million, and a $1.0 million non-cash impairment charge for certain of its indefinite-lived intangible assets in the U.S. segment in the first quarter of 2020. The Company has determined that as of September 30, 2020 a triggering event has not occurred which would require an interim impairment test to be performed.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
NOTE 6 — DEBT
The Company’s credit agreement, dated as of March 2, 2018 (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) that provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (“Excess Cash Flow”), if any. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan facility requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity.
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
As of September 30, 2020 and December 31, 2019, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2020	December 31, 2019
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(25,654)	(32,822)
Standby letters of credit	(2,678)	(2,288)
Total availability under the ABL Agreement	$121,668	$114,890

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
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2020	December 31, 2019
Current portion of Term Loan facility:
Term Loan facility payment	$—	$2,750
Estimated Excess Cash Flow principal payment	20,000	7,145
Estimated unamortized debt issuance costs	(1,478)	(1,482)
Total Current portion of Term Loan facility	$18,522	$8,413

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$242,605	$260,293
Estimated unamortized debt issuance costs	(4,878)	(6,012)
Total Non-current portion of Term Loan facility	$237,727	$254,281

The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
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
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2020 was 1.8%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2020 was 4.5%.
The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement for 45 consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2020. The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
NOTE 7 — DERIVATIVES
Interest Rate Swap Agreements
The Company is a party to interest rate swap agreements, with an aggregate notional value of $75.0 million at September 30, 2020. The interest rate swaps are designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods.
The Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at September 30, 2020, that do not meet the criteria for hedge accounting treatment. As a result, these interest rate swap agreements are considered non-designated interest rate swaps that serve as economic hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company's total outstanding notional value of interest rate swaps was $100.0 million at September 30, 2020.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e., 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The Company's foreign exchange contracts, that had been designed as hedges in order to apply hedge accounting, matured in April 2020. At September 30, 2020 the Company did not have any outstanding foreign exchange contracts.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of September 30, 2020, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swaps	Prepaid expenses	$—	$427
	Other assets	—	1,267
	Accrued expenses	614	—
	Other Long-Term Liabilities	1,233	—
Foreign exchange contracts	Prepaid expenses	—	180

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swaps	Other assets	$—	$402
	Other Long-Term Liabilities	1,913	—
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss), net of taxes, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2020	2019	2020	2019
Interest rate swaps	$216	$107	$(2,669)	$1,331
Foreign exchange contracts	—	44	109	398
	$216	$151	$(2,560)	$1,729
Realized gains and losses on the interest rate swaps are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the three and nine months ended September 30, 2020.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended September 30, 2020, the Company reclassified $0.3 million of cash flow hedges in other comprehensive losses to earnings related to realized interest rate swap losses. During the nine months ended September 30, 2020, the Company reclassified $0.7 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.9 million related to realized interest rate swap losses and a gain of $0.2 million related to foreign exchange contracts recognized in cost of sales.
During the three months ended September 30, 2019, the Company reclassified $0.1 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.1 million related to realized interest rate swap losses and a gain of $0.2 million related to foreign exchange contracts recognized in cost of sales. During the nine months ended September 30, 2019, the Company reclassified $0.2 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.1 million related to realized interest rate swap losses and a gain of $0.3 million related to foreign exchange contracts recognized in cost of sales.
Interest and mark to market gains (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2020	2019	2020	2019
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$99	$367	$(2,316)	$717
	Interest expense	(111)	23	(213)	23
		$(12)	$390	$(2,529)	$740

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
NOTE 8 — STOCK COMPENSATION
On June 25, 2020, the shareholders of the Company approved an amendment and restatement of the Company’s Amended and Restated 2000 Long Term Incentive Plan (the “Plan”). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 850,000 shares. As of September 30, 2020, there were 760,741 shares available for the grant of awards under the Plan.
Option Awards
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2020 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2020	1,508,325	$13.43
Grants	37,500	6.36
Cancellations	(12,313)	11.86
Expirations	(232,737)	13.18
Options outstanding, September 30, 2020	1,300,775	13.28	5.0	$179
Options exercisable, September 30, 2020	995,982	$14.27	3.9	$22
Total unrecognized stock option expense remaining (in thousands)	$731
Weighted-average years expected to be recognized over	1.3
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2020. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2020 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2020 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2020	593,341	$10.70
Grants	534,940	5.94
Vested	(289,034)	10.81
Cancellations	(6,295)	9.37
Non-vested restricted shares, September 30, 2020	832,952	$7.61
Total unrecognized compensation expense remaining (in thousands)	$4,469
Weighted-average years expected to be recognized over	1.3
The total fair value of restricted stock that vested during the nine months ended September 30, 2020 was $1.8 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2020 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2020	405,059	$12.43
Grants	106,275	6.36
Vested	(62,215)	18.45
Cancellations	(15,274)	16.92
Non-vested performance-based awards, September 30, 2020	433,845	$9.92
Total unrecognized compensation expense remaining (in thousands)	$1,469
Weighted-average years expected to be recognized over	1.5
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the nine months ended September 30, 2020 was $0.4 million.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Compensation Expense Components	2020	2019	2020	2019
Equity based stock option expense	$143	$206	$428	$454
Restricted and performance-based stock awards expense	1,427	1,292	3,877	3,130
Stock compensation expense for equity based awards	$1,570	$1,498	$4,305	$3,584
Liability based stock option expense	5	7	16	21
Total Stock Compensation Expense	$1,575	$1,505	$4,321	$3,605

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
NOTE 9 —INCOME (LOSS) PER COMMON SHARE
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
The calculations of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income (loss) – Basic and Diluted	$13,913	$(13,519)	$(18,228)	$(29,899)
Weighted-average shares outstanding – Basic	20,935	20,429	20,835	20,494
Effect of dilutive securities:
Stock options and other stock awards	350	—	—	—
Weighted-average shares outstanding – Basic and Diluted	21,285	20,429	20,835	20,494
Basic income (loss) per common share	$0.66	$(0.66)	$(0.87)	$(1.46)
Diluted income (loss) per common share	$0.65	$(0.66)	$(0.87)	$(1.46)
Antidilutive Securities	1,850	2,128	2,133	2,246

NOTE 10— INCOME TAXES
In interim reporting periods through March 30, 2020, the Company had historically calculated the provision for income taxes using a forecasted rate methodology and applying an estimate of the annual effective tax rate for the full fiscal year to pre-tax income or loss for the reporting period. For the three and six months ended June 30, 2020, the Company used a discrete tax methodology to calculate taxes as management determined that minimal changes in projected pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, and the historical method would not provide a reliable estimate. For the three and nine months ended September 30, 2020, the Company continues to apply the discrete tax methodology as the historical method would not provide a reliable estimate.
Income tax provision of $3.7 million and $3.0 million for the three and nine months ended September 30, 2020, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 21.2% and (20.3)%, respectively. The effective tax rate for the three months ended September 30, 2020 is consistent with the federal statutory income tax rate of 21% and includes an increase for state and local taxes offset by other items that are not material. The negative rate for the nine months ended September 30, 2020 reflects tax expense on a pretax financial reporting loss. The effective rate for the nine months ended September 30, 2020 differs from the federal statutory income tax rate primarily due to state and local taxes, equity based awards, and the non-deductible portion of the U.S. goodwill impairment recorded in the three months ended March 31, 2020.
Income tax provision of $15.1 million and $6.8 million for the three and nine months ended September 30, 2019, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 857.5% and (30.0)%, respectively. The negative rate for the nine months ended September 30, 2019 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the three and nine months ended September 30, 2019 differs from the federal statutory income tax rate of 21% primarily due to state and local taxes and the impact of non-deductible expenses, offset by a benefit for federal credits. Included within the non-deductible expenses is the European goodwill impairment recorded in the three months ended September 30, 2019, which is not deductible for income tax purposes in the foreign jurisdiction.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, Texas and the United Kingdom. The Company’s 2015 U.S. Federal income tax return audit was completed as of June 30, 2020

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
with no assessments. The Company's New York State tax returns for years 2014-2016 remain under audit with no material assessments as of September 30, 2020.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended September 30, 2020 and September 30, 2019.
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
NOTE 11 – BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and directly to consumers through its own websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net sales
U.S.	$201,539	$195,199	$463,338	$445,329
International	23,211	20,303	56,622	62,635
Total net sales	$224,750	$215,502	$519,960	$507,964
Income (loss) from operations
U.S.	$29,111	$24,328	$28,383	$24,036
International	(1,353)	(12,898)	(11,904)	(16,813)
Unallocated corporate expenses	(6,252)	(4,501)	(15,922)	(15,126)
Income (loss) from operations	$21,506	$6,929	$557	$(7,903)
Depreciation and amortization
U.S.	$4,926	$5,094	$14,922	$15,575
International	1,164	1,028	3,463	3,196
Total depreciation and amortization	$6,090	$6,122	$18,385	$18,771

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

	September 30, 2020	December 31, 2019
	(in thousands)
Assets
U.S.	$690,297	$639,047
International	98,916	117,935
Unallocated corporate	42,633	13,041
Total Assets	$831,846	$770,023

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. In February 2020, the tolling agreements were extended to November 2020. In October 2020, the Department of Justice requested that the parties enter into a further extension of the tolling agreement to November 2021. The Company and WSPR executed such extension agreement on October 30, 2020 and the extension agreement will be effective once countersigned by the Department of Justice. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements.

The EPA released its proposed plan for a second operable unit in July 2019. The public comment period for the proposed plan ended on September 10, 2019. On September 30, 2019, the EPA issued the ROD for operable unit 2 (“OU-2”), electing to implement its preferred remedy which consists of in-situ treatment of groundwater and a monitored natural attenuation program including monitoring of the plume fringe at the Site. The EPA’s estimated total net present worth cost for its selected remedy is $17.3 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

The Company has compiled and submitted to CBP a complete set of supporting documents for the remaining three protests (for the remaining 29 tableware collections that were imported by the Company under the protested shipments). These claims are now under review. If the CBP approves these additional claims and accepts the evidence presented as it did with the Lead Protest, then no additional duties will be owed for the remaining protested shipments.

Because the period of investigation covers a five-year period, the Company is compiling supporting documentation packages for all tableware collections imported during this period.

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

Other

The Company is involved in other legal proceedings from time to time. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
NOTE 13 — OTHER
Cash dividends
Dividends declared in the nine months ended September 30, 2020 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/10/2020	11/16/2020	12/16/2020
$0.0425	6/25/2020	8/3/2020	8/17/2020
$0.0425	8/4/2020	11/2/2020	11/16/2020
On February 14, 2020 and August 17, 2020 the Company paid dividends of $0.9 million and $0.9 million to shareholders of record on January 31, 2020 and August 3, 2020.
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
•On November 3, 2020, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on February 12, 2021 to shareholders of record on January 29, 2021.
In the three months ended September 30, 2020, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on November 16, 2020. For the nine months ended September 30, 2020, the Company reduced retained earnings by $2.8 million relating to the dividends declared through September 30, 2020.
Supplemental cash flow information

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,750	$13,876
Cash paid for taxes (net of refunds)	(85)	938
Non-cash investing activities:
Translation loss adjustment	$(5,062)	$(4,032)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(40,991)	$(35,374)	$(34,019)	$(33,727)
Translation income (loss) during period	2,145	(2,385)	(5,062)	(4,032)
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	235	—
Translation Adjustment	2,145	(2,385)	(4,827)	(4,032)
Balance at end of period	$(38,846)	$(37,759)	$(38,846)	$(37,759)
Accumulated deferred (losses) gains on cash flow hedges:
Balance at beginning of period	$(1,612)	$1,739	$1,164	$161
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	305	(143)	664	(166)
Change in unrealized (losses) gains	(89)	294	(3,224)	1,895
Net change in cash flow hedges, net of taxes of $73 and $36 for the three months ended September 30, 2020 and 2019, respectively and $(856) and $531 for the nine months ended September 30, 2020 and 2019, respectively.	216	151	(2,560)	1,729
Balance at end of period	$(1,396)	$1,890	$(1,396)	$1,890
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,561)	$(1,025)	$(1,600)	$(1,050)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial loss, net of taxes	20	13	59	38
Balance at end of period	$(1,541)	$(1,012)	$(1,541)	$(1,012)
Total accumulated other comprehensive loss at end of period	$(41,783)	$(36,881)	$(41,783)	$(36,881)

(1)Amount is recorded in equity in earnings (losses) on the unaudited condensed consolidated statements of operations.
(2)Amounts reclassified are recorded in interest expense and cost of sales on the unaudited condensed consolidated statement of operations.
(3)Amounts are recorded in selling, general and administrative expense on the unaudited condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries), contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “intends,” “predicts,” “plans,” “believes,” “may,” “should,” “would,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.
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
•Interest rates;
•Acquisition integration;
•Competition;
•Customer practices;
•Intellectual property, brands and licenses;
•Goodwill;
•International operations;
•Supply chain;
•Foreign exchange rates;
•International trade, including trade negotiations;
•Transportation;
•Product liability;
•Regulatory matters;
•Product development;
•Stock keeping unit rationalization (“SKU Rationalization”) initiative;
•Reputation;
•Technology;

•Personnel;
•Price fluctuations;
•Business interruptions;
•Projections;
•Fixed costs;
•Governance;
•Acquisitions and investments;
•Public health pandemics and related effects, such as the COVID-19 pandemic; and
•Social unrest, including related protests or disturbances.
There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.
The Company is required to file its Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Form 8-K, and other reports and documents as required from time to time with the United States Securities and Exchange Commission (the “SEC”). The Company also maintains a website at http://www.lifetimebrands.com. Information contained on this website is not a part of or incorporated by reference into this Annual Report. The Company makes available on its website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after these reports are filed with or furnished to the SEC. Users can access these reports free of charge on the Company’s website. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding the Company’s electronic filings with the SEC at http://www.sec.gov.

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

BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and directly to consumers through its own websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.
EQUITY INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2020 and 2019 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of September 30, 2020, Vasconia’s Board of Directors is comprised of fourteen members of whom the Company has designated three members.
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
The COVID-19 pandemic has caused, and may continue to cause, shifts in some of the Company's selling and purchasing cycles as customers deviate from their historical ordering patterns.
RESTRUCTURING
During the nine months ended September 30, 2020, the Company's international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts for product development efficiencies and a country tailored international sales approach. As of September 30, 2020, $0.1 million of severance was accrued. The Company does not expect to incur any additional restructuring charges for these strategic reorganization efforts for the remainder of 2020.
During the nine months ended September 30, 2019, the Company incurred $0.4 million of Filament restructuring charges, primarily related to severance.
During the three and nine months ended September 30, 2019, the Company incurred $0.3 million and $0.7 million of restructuring expenses, primarily related to severance, for the integration of its legal entities operating in Europe. In 2018, the Company finalized its integration plans for its European operations and took further steps to consolidate its operations.
RECENT DEVELOPMENTS
The COVID-19 pandemic continues to affect the United States and the rest of the world. The pandemic has resulted in an increase in sales of certain of the Company’s products as well as a decrease in sales in other of its products. The Company has experienced a reduction in sales at certain retailers that have been closed or have had a limited number of stores that are open during the pandemic. This reduction in sales has been offset by higher sales at retailers that have remained open. Many of the retailers that remain open provide products that are deemed essential. In addition, the Company's e-commerce sales have increased during the pandemic.

The Company’s distribution centers remain operational and continue to support e-commerce and brick-and-mortar retail customers. The Company has not experienced disruptions in its supply chain related to the COVID-19 pandemic. However, in limited instances and categories, increased demand has strained the manufacturing capacity of certain of the Company’s suppliers. Additionally, in the U.S., the Company has experienced some instances of trucking availability shortages, resulting in delays of shipments to certain of its customers.
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
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	66.2	64.2	66.3
Gross margin	35.1	33.8	35.8	33.7
Distribution expenses	8.4	8.6	9.8	9.8
Selling, general and administrative expenses	17.1	17.4	22.0	23.4
Restructuring expenses	—	0.2	0.0	0.3
Goodwill and other impairments	—	4.6	3.9	2.0
Income (loss) from operations	9.6	3.0	0.1	(1.8)
Interest expense	(1.8)	(2.6)	(2.5)	(3.1)
Mark to market gain (loss) on interest rate derivatives	0.0	0.2	(0.4)	0.1
Income (loss) before income taxes and equity in earnings (losses)	7.8	0.6	(2.9)	(4.8)
Income tax provision	(1.7)	(7.0)	(0.6)	(1.4)
Equity in earnings (losses), net of taxes	0.1	(0.1)	(0.1)	(0.1)
Net income (loss)	6.2%	(6.5)%	(3.5)%	(6.3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2019
Net Sales
Consolidated net sales for the three months ended September 30, 2020 were $224.8 million, representing an increase of $9.3 million, or 4.3%, as compared to net sales of $215.5 million for the corresponding period in 2019. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2020 average rates to 2019 local currency amounts, consolidated net sales increased by $8.4 million, or 3.9%, as compared to consolidated net sales in the corresponding period in 2019.
Net sales for the U.S. segment for the three months ended September 30, 2020 were $201.5 million, an increase of $6.3 million, or 3.2%, as compared to net sales of $195.2 million for the corresponding period in 2019.
Net sales for the U.S. segment’s Kitchenware product category were $119.6 million for the three months ended September 30, 2020, an increase of $20.3 million, or 20.4%, as compared to $99.3 million for the corresponding period in 2019. The increase was mainly driven by higher consumer demand for essential kitchen tools and gadgets, and cutlery and board products during the pandemic.
Net sales for the U.S. segment’s Tableware product category were $51.3 million for the three months ended September 30, 2020, a decrease of $6.0 million, or 10.5%, as compared to $57.3 million for the corresponding period in 2019. The decrease was primarily driven by lower sales of dinnerware products in the wholesale channel, partially offset by an increase in sales of flatware product in the wholesale channel.
Net sales for the U.S. segment’s Home Solutions product category were $30.7 million for the three months ended September 30, 2020, a decrease of $7.9 million, or 20.5%, as compared to $38.6 million for the corresponding period in 2019. The decrease was primarily driven by lower home décor sales due to certain retailer program initiatives not repeating in 2020 and lower sales in the private label hydration and back-to-school lunch box category.
Net sales for the International segment were $23.2 million for the three months ended September 30, 2020, an increase of $2.9 million, or 14.3%, as compared to net sales of $20.3 million for the corresponding period in 2019. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $2.1 million, or 9.9%, as compared to consolidated net sales in the corresponding period in 2019. The increase in sales, and sales in constant currency, was primarily driven by an increase in e-commerce sales as well as improved order fulfillment processes in 2020 compared to the corresponding 2019 period.
Gross margin
Gross margin for the three months ended September 30, 2020 was $78.8 million, or 35.1%, as compared to $72.9 million, or 33.8%, for the corresponding period in 2019.
Gross margin for the U.S. segment was $71.7 million, or 35.6%, for the three months ended September 30, 2020, as compared to $67.0 million, or 34.3%, for the corresponding period in 2019. The gross margin increase was primarily due to changes in product and customer mix.
Gross margin for the International segment was $7.0 million, or 30.2%, for the three months ended September 30, 2020, as compared to $5.9 million, or 29.1%, for the corresponding period in 2019. The improvement in gross margin was attributable to a change in product and customer mix, partially offset by a provision against slower moving inventory recorded in the current period.

Distribution expenses
Distribution expenses for the three months ended September 30, 2020 were $19.0 million, as compared to $18.5 million for the corresponding period in 2019. Distribution expenses as a percentage of net sales were 8.4% for the three months ended September 30, 2020, as compared to 8.6% for the three months ended September 30, 2019.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 7.6% and 7.2% for the three months ended September 30, 2020 and 2019, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses distribution expenses were 8.4% and 8.8% for the three months ended September 30, 2020 and 2019, respectively. The improvement reflects the continued realization of labor management efficiency, and the leverage benefit of fixed costs on higher sales volume.
Distribution expenses as a percentage of net sales for the International segment were 15.5% for the three months ended September 30, 2020, compared to 22.2% for the corresponding period in 2019. Distribution expenses during the three months ended September 30, 2019 include $0.9 million for the Company’s facility relocation costs. As a percentage of sales shipped from the Company’s U.K. warehouses, excluding the moving and relocation costs for U.K. operations, distribution expenses were 13.6% and 19.1% for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily attributed to the improvement in the fulfillment of orders and labor efficiencies compared to the prior period.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2020 were $38.3 million, an increase of $0.9 million, or 2.4%, as compared to $37.4 million for the corresponding period in 2019.
Selling, general and administrative expenses for the U.S. segment were $27.3 million for the three months ended September 30, 2020, as compared to $28.7 million for the corresponding period in 2019. As a percentage of net sales, selling, general and administrative expenses were 13.5% and 14.7% for the three months ended September 30, 2020 and 2019, respectively. The decrease was primarily attributable to lower marketing and selling expenses resulting from the Company's cost reduction strategy in response to the COVID-19 pandemic. This was partially offset by higher employee incentive compensation.
Selling, general and administrative expenses for the International segment were $4.8 million for the three months ended September 30, 2020, as compared to $4.2 million for the corresponding period in 2019. The increase was primarily attributable to higher sales commissions and leasehold amortization expenses related to the new facility, offset by lower expenses from COVID-19 actions. In addition, certain expenses previously classified in distribution expenses are included in selling, general and administrative expenses in the current quarter.
Unallocated corporate expenses for the three months ended September 30, 2020 were $6.3 million, as compared to $4.5 million for the corresponding period in 2019. The increase was primarily attributable to higher employee incentive compensation and legal expenses, partially offset by lower professional fees.
Goodwill and infinite-lived intangible asset impairment
For the three months ended September 30, 2019, the Company’s qualitative assessment of goodwill indicated triggering events in its European kitchenware reporting unit, resulting in the Company performing a quantitative assessment that resulted in a $9.7 million non-cash goodwill impairment charge.
Interest expense
Interest expense was $4.1 million for the three months ended September 30, 2020 and $5.5 million for the three months ended September 30, 2019 as a result of lower debt outstanding and a lower interest rate environment.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.1 million for the three months ended September 30, 2020 as compared to a mark to market gain on interest rate derivatives of $0.4 million for the three months ended September 30, 2019. The mark to market amount represents the change in fair value on the Company's interest rate derivatives. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. The intent of the Company is to hold these derivative contracts until their maturity. Therefore, the Company expects that this loss will reverse over time.
Income tax provision
The provision for income taxes includes federal, foreign, state and local income taxes. The Company used a discrete tax methodology to calculate taxes for the three months ended September 30, 2020. Management determined that since minimal changes in projected pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended September 30, 2020.
Income tax provision for the three months ended September 30, 2020 was $3.7 million as compared to an income tax provision of $15.1 million for the corresponding period in 2019. The Company’s effective income tax provision rate for the three months ended September 30, 2020 was 21.2% as compared to a provision rate of 857.5% for the corresponding 2019 period. The effective tax rate for the three months ended September 30, 2020 is consistent with the federal statutory income tax rate of 21% and includes an increase for state and local taxes offset by other items that are not material. The effective tax rate for the three months ended September 30, 2019 differs from the federal statutory income tax rate primarily due to state and local taxes and the impact of non-deductible expenses, offset by a benefit for federal credits. Included within the non-deductible expenses is the European goodwill impairment recorded in the three months ended September 30, 2019, which is not deductible for income tax purposes in the foreign jurisdiction.
Equity in earnings (losses)
Equity in earnings of Vasconia, net of taxes, was $0.1 million for the three months ended September 30, 2020, as compared to equity in losses of Vasconia, net of taxes, of $0.2 million for the three months ended September 30, 2019. Vasconia reported income from operations of $3.0 million for the three months ended September 30, 2020, as compared to loss from operations of $0.6 million for the three months ended September 30, 2019. The increase is primarily from improved operating results in the current period in both Vasconia's kitchenware and aluminum divisions.

MANAGEMENT’S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2019
Net Sales
Consolidated net sales for the nine months ended September 30, 2020 were $520.0 million, representing an increase of $12.0 million, or 2.4%, as compared to net sales of $508.0 million for the corresponding period in 2019. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2020 average rates to 2019 local currency amounts, net sales also increased by $12.0 million, or 2.4%, as compared to consolidated net sales in the corresponding period in 2019.
Net sales for the U.S. segment for the nine months ended September 30, 2020 were $463.3 million, an increase of $18.0 million, or 4.0%, as compared to net sales of $445.3 million for the corresponding period in 2019.
Net sales for the U.S. segment’s Kitchenware product category were $283.3 million for the nine months ended September 30, 2020, an increase of $49.1 million, or 21.0%, as compared to $234.1 million for the corresponding period in 2019. The increase was mainly attributable to higher consumer demand in the e-commerce and wholesale channels for essential kitchen tools and gadgets, cutlery and boards, and cookware and bakeware products.
Net sales for the U.S. segment’s Tableware product category were $98.5 million for the nine months ended September 30, 2020, a decrease of $14.0 million, or 12.4%, as compared to $112.5 million for the corresponding period in 2019. The decrease was primarily driven by lower sales of dinnerware products to brick-and-mortar retailers due to the COVID-19 pandemic; this decrease was partially offset by increased e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $81.5 million for the nine months ended September 30, 2020, a decrease of $17.1 million, or 17.3%, as compared to $98.6 million for the corresponding period in 2019. The decrease was driven by lower sales in the private label hydration category, and lower home décor sales due to certain retailer program initiatives not repeating in 2020. This decrease was offset by higher sales resulting from new programs of branded hydration products in the wholesale channel.
Net sales for the International segment were $56.6 million for the nine months ended September 30, 2020, a decrease of $6.1 million, or 9.7%, as compared to net sales of $62.7 million for the corresponding period in 2019. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $6.0 million, or 9.5%, as compared to consolidated net sales in the corresponding period in 2019. The decrease in sales was driven by several factors, including lower sales to national and independent retailers resulting from lower demand and store closures due to COVID-19, offset by increased e-commerce sales due to higher customer demand in online channels and order fulfillment operational improvements compared to the corresponding period in 2019.
Gross margin
Gross margin for the nine months ended September 30, 2020 was $185.9 million, or 35.8%, as compared to $171.3 million, or 33.7%, for the corresponding period in 2019.
Gross margin for the U.S. segment was $170.9 million, or 36.9%, for the nine months ended September 30, 2020, as compared to $149.9 million, or 33.7%, for the corresponding period in 2019. Gross margin in the 2019 period reflects an $8.5 million charge for the SKU Rationalization initiative. Excluding the SKU Rationalization initiative, the gross margin would have been 35.6%. The increase in gross margin, excluding the SKU Rationalization change, was primarily due to changes in product mix.
Gross margin for the International segment was $15.0 million, or 26.5%, for the nine months ended September 30, 2020, as compared to $21.4 million, or 34.1%, for the corresponding period in 2019. The decrease in gross margin percentage was primarily due to additional allowances to brick-and-mortar customers and higher inventory reserves.

Distribution expenses
Distribution expenses for the nine months ended September 30, 2020 were $50.7 million, as compared to $49.9 million for the corresponding period in 2019. Distribution expenses as a percentage of net sales were 9.8% for the nine months ended September 30, 2020 and September 30, 2019.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.6% and 9.0% for the nine months ended September 30, 2020 and 2019, respectively. Distribution expenses during the nine months ended September 30, 2019 include $0.2 million for the Company’s facility relocation efforts of its west coast distribution facility. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding relocation expenses, distribution expenses were 9.0% and 10.3% for the nine months ended September 30, 2020 and 2019, respectively. The improvement reflects the continued realization of labor management efficiency and synergy savings as well as the leverage benefit of fixed costs on higher sales volume.
Distribution expenses as a percentage of net sales for the International segment were 19.5% for the nine months ended September 30, 2020, compared to 15.9% for the corresponding period in 2019. Distribution expenses for the nine months ended September 30, 2020 and 2019 include $1.1 million and $0.9 million, respectively, of cost related to the Company’s facility relocation. As a percentage of sales shipped from the Company’s U.K. warehouses, excluding the moving and relocation costs for U.K. operations, distribution expenses were 14.7% for the nine months ended September 30, 2020 and 2019.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2020 were $114.3 million, a decrease of $4.1 million, or 3.5%, as compared to $118.4 million for the corresponding period in 2019.
Selling, general and administrative expenses for the U.S. segment were $82.7 million for the nine months ended September 30, 2020, as compared to $85.7 million for the corresponding period in 2019. As a percentage of net sales, selling, general and administrative expenses were 17.8% and 19.2% for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily attributable to lower labor costs resulting from the Company's cost reduction strategy in response to the COVID-19 pandemic, as well as lower selling and marketing expenses, offset by higher estimates for bad debt expense related to the economic uncertainties caused by the COVID-19 pandemic.
Selling, general and administrative expenses for the International segment were $15.7 million for the nine months ended September 30, 2020, as compared to $17.6 million for the corresponding period in 2019. The decrease was primarily attributable to the realization of cost savings resulting from the Company's integration efforts, and lower employee and selling expenses resulting from the Company's cost reduction strategy in response to the COVID-19 pandemic, offset by higher estimates for bad debt expense related to the economic uncertainties caused by the COVID-19 pandemic.
Unallocated corporate expenses for the nine months ended September 30, 2020 were $15.9 million, as compared to $15.1 million for the corresponding period in 2019. The increase was primarily attributable to employee related expenses, offset by a decrease in executive salary costs and lower professional fees.
Restructuring expenses
During the nine months ended September 30, 2020, the Company's international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts for product development efficiencies and a country tailored international sales approach.
During the nine months ended September 30, 2019, the Company incurred $0.4 million of Filament restructuring charges and $0.7 million of restructuring expenses, primarily related to severance, for the integration of its legal entities operating in Europe.
Goodwill and infinite-lived intangible asset impairment
During the nine months ended September 30, 2020, the Company recorded a $20.1 million non-cash goodwill and intangible asset impairment charge related to the U.S. reporting unit. The impairment charge resulted from, among other factors, more conservative estimated future cash flows in light of the uncertain market conditions arising from the COVID-19 pandemic.

During the nine months ended September 30, 2019, the Company’s qualitative assessment of goodwill indicated triggering events in its European kitchenware reporting unit, resulting in the Company performing a quantitative assessment, that resulted in a $9.7 million non-cash goodwill impairment charge.
Interest expense
Interest expense was $13.1 million for the nine months ended September 30, 2020 and $15.5 million for the nine months ended September 30, 2019, primarily as a result of lower debt outstanding and a lower interest rate environment.
Mark to market gain (loss) on interest rate derivatives
Mark to market loss on interest rate derivatives was $2.3 million for the nine months ended September 30, 2020 as compared to a mark to market gain on interest rate derivatives of $0.7 million for the nine months ended September 30, 2019. The mark to market amount represents the change in the fair value on the Company's interest rate derivatives. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. The current period loss was caused by lower interest rates as compared to the nine months ended September 30, 2019. The intent of the Company is to hold these derivative contracts until their maturity. Therefore, the Company expects that this loss will reverse over time.
Income tax provision
The provision for income taxes includes federal, foreign, state and local income taxes. The Company used a discrete tax methodology to calculate taxes for the nine months ended September 30, 2020. Management determined that since minimal changes in projected pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the nine months ended September 30, 2020.
Income tax provision for the nine months ended September 30, 2020 was $3.0 million as compared to an income tax provision of $6.8 million for the corresponding period in 2019. The Company’s effective income tax provision rate for the nine months ended September 30, 2020 was (20.3)% as compared to a provision rate of (30.0)% for the corresponding 2019 period. The negative rates for the nine months ended September 30, 2020 and September 30, 2019 reflect tax expense on a pretax financial reporting loss. The effective rate for the nine months ended September 30, 2020 differs from the federal statutory income tax rate of 21% primarily due to state and local taxes, equity based awards, and the non-deductible portion of the U.S. goodwill impairment recorded in the three months ended March 31, 2020. The effective tax rate for the nine months ended September 30, 2019 differs from the federal statutory income tax rate primarily due to state and local taxes and the impact of non-deductible expenses, offset by a benefit for federal credits. Included within the non-deductible expenses is the European goodwill impairment recorded in the three months ended September 30, 2019, which is not deductible for income tax purposes in the foreign jurisdiction.
Equity in earnings (losses)
Equity in losses of Vasconia, net of taxes, was $0.2 million for the nine months ended September 30, 2020, as compared to equity in losses of Vasconia, net of taxes, of $0.4 million for the nine months ended September 30, 2019. Vasconia reported income from operations of $3.8 million for the nine months ended September 30, 2020, as compared to income from operations of $4.1 million for the nine months ended September 30, 2019. The decrease in income from operations was attributable to the effect of foreign exchange rates in the translation of income from operations from MXP to USD.
During the nine months ended September 30, 2020, the Company recognized a loss of $0.2 million, relating to cumulative translation foreign currency losses that were recognized to earnings upon the dissolution of Lifetime Brands Do Brasil Participacoes Ltda., a 100% owned foreign subsidiary. The foreign currency translation losses related to the notes receivable due to the Company from the 2016 sale of its equity interest in GS International S/A.

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
At September 30, 2020, the Company had cash and cash equivalents of $42.7 million, compared to $11.4 million at December 31, 2019. Working capital was $220.4 million at September 30, 2020, compared to $221.8 million at December 31, 2019. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $164.3 million at September 30, 2020.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2020, inventory turnover was 3.1 times, or 119 days, as compared to 2.6 times, or 142 days, for the three months ended September 30, 2019. The improvement was a result of programs implemented by the Company to improve the productivity of its inventory, including the SKU Rationalization initiative implemented in the second quarter of 2019, along with an increase in consumer demand for certain products beginning in the second quarter of 2020.
The Company believes that availability under the revolving credit facility under its ABL Agreement, cash on hand and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient.
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
Historically, due to the seasonality of our business our debt balances decline in the fourth quarter of the calendar year. In the fourth quarter of 2020, we may shorten payment terms to certain vendors and increase inventory levels to meet expected 2021 demand. These measures would cause our debt level to be higher than it would otherwise be if we don't take the aforementioned actions.
Credit Facilities
The Company’s credit agreement, dated as of March 2, 2018 (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) that provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (“Excess Cash Flow”), if any. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan facility requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity.
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

As of September 30, 2020 and December 31, 2019, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2020	December 31, 2019
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(25,654)	(32,822)
Standby letters of credit	(2,678)	(2,288)
Total availability under the ABL Agreement	$121,668	$114,890
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

The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2020	December 31, 2019
Current portion of Term Loan facility:
Term Loan facility payment	$—	$2,750
Estimated Excess Cash Flow principal payment	20,000	7,145
Estimated unamortized debt issuance costs	(1,478)	(1,482)
Total Current portion of Term Loan facility	$18,522	$8,413

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$242,605	$260,293
Estimated unamortized debt issuance costs	(4,878)	(6,012)
Total Non-current portion of Term Loan facility	$237,727	$254,281

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
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2020 was 1.8%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-

month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2020 was 4.5%.
The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $15.0 million and 10% of the aggregate commitment under the ABL Agreement for 45 consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2020.
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
The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the Four Quarters Ended September 30, 2020
(in thousands)
Three months ended September 30, 2020	$29,228
Three months ended June 30, 2020	12,388
Three months ended March 31, 2020	3,252
Three months ended December 31, 2019	27,873
Consolidated adjusted EBITDA	$72,741
Capital expenditures for the nine months ended September 30, 2020 were $1.6 million.
Non-GAAP financial measure
Consolidated adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G and Item 10(e) of Regulation S-K, each promulgated by the SEC. This measure is provided because management of the Company uses this financial measure in evaluating the Company’s on-going financial results and trends, and management believes that exclusion of certain items allows for more accurate period-to-period comparison of the Company’s operating performance by investors and analysts. Management also uses this non-GAAP information as an indicator of business performance. Consolidated adjusted EBITDA, as discussed above, is also one of the measures used to calculate financial covenants required to be provided to the Company’s lenders pursuant to its Debt Agreements.
Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, the Company’s financial performance measures prepared in accordance with U.S. GAAP. Further, the Company’s non-GAAP information may be different from the non-GAAP information provided by other companies including other companies within the home retail industry.

The following is a reconciliation of the net income (loss), as reported, to consolidated adjusted EBITDA, for each of the last four quarters and the 12 months ended September 30, 2020:

	Three Months Ended				Twelve Months Ended September 30, 2020
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
	(in thousands)
Net (loss) income as reported	$(14,516)	$(28,164)	$(3,977)	$13,913	$(32,744)
Undistributed equity losses (earnings), net	(738)	(339)	848	(147)	(376)
Income tax (benefit) provision	(5,704)	(3,729)	3,031	3,711	(2,691)
Interest expense	5,590	4,736	4,230	4,128	18,684
Mark to market loss (gain) on interest rate derivatives	—	2,251	164	(99)	2,316
Depreciation and amortization	6,344	6,234	6,061	6,090	24,729
Goodwill and other impairments	33,242	20,100	—	—	53,342
Stock compensation expense	1,436	1,326	1,420	1,575	5,757
Acquisition and divestment related expenses	55	47	55	57	214
Restructuring expenses	316	—	253	—	569
Integration charges	159	—	—	—	159
Warehouse relocation	1,689	790	303	—	2,782
Consolidated adjusted EBITDA	$27,873	$3,252	$12,388	$29,228	$72,741

Consolidated adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Consolidated adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in (earnings) losses, income tax (benefit) provision, interest expense, mark to market loss (gain) on interest rate derivatives, depreciation and amortization, goodwill and other impairments, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
Pursuant to this agreement, the Company sold to HSBC $43.0 million and $116.9 million of receivables during the three and nine months ended September 30, 2020, respectively, and $32.5 million and $81.7 million of receivables during the three and nine months ended September 30, 2019, respectively. Charges of $0.1 million and $0.4 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. Charges of $0.2 million and $0.4 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019, respectively. At September 30, 2020 and 2019, $26.7 million and $17.8 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
Derivatives
Interest Rate Swaps
The Company is a party to interest rate swap agreements, with an aggregate notional value of $75.0 million at September 30, 2020, designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its

Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The notional amounts are reduced over these periods.

The Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at September 30, 2020 that do not meet the criteria for hedge accounting treatment. As a result, these interest rate swap agreements are considered non-designated interest rate swaps that serve as economic hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company's total outstanding notional value of interest rate swaps was $100.0 million at September 30, 2020.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e., 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The Company's foreign exchange contracts, that had been designed as hedges in order to apply hedge accounting, matured in April 2020. At September 30, 2020 the Company did not have any outstanding foreign exchange contracts.

The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of September 30, 2020, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
Operating activities
Net cash provided by operating activities was $49.2 million for the nine months ended September 30, 2020, as compared to net cash used in operating activities of $40.0 million for the nine months ended September 30, 2019. The change in 2020 as compared to the corresponding 2019 period was primarily attributable to inventory reduction initiatives commencing in the second quarter of 2019, including the SKU Rationalization initiative, which impacted 2020 more favorably than 2019, and payment deferral strategies utilized in response to the COVID-19 pandemic.
Investing activities
Net cash used in investing activities was $1.6 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively. The change in 2020 as compared to the corresponding 2019 period was primarily attributable to higher capital expenditures in the 2019 period resulting from the Company's U.K. reorganization and warehouse consolidation efforts.
Financing activities
Net cash used in financing activities was $16.2 million for the nine months ended September 30, 2020, as compared to net cash provided by of $44.9 million for the nine months ended September 30, 2019. The change was mainly attributable to repayments on the Company's revolving credit facility under its ABL Agreement and the Company's term loan in 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2019 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2020, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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

In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. In February 2020, the tolling agreements were extended to November 2020. In October 2020, the Department of Justice requested that the parties enter into a further extension of the tolling agreement to November 2021. The Company and WSPR executed such extension agreement on October 30, 2020 and the extension agreement will be effective once countersigned by the Department of Justice. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements.

The EPA released its proposed plan for a second operable unit in July 2019. The public comment period for the proposed plan ended on September 10, 2019. On September 30, 2019, the EPA issued the ROD for operable unit 2 (“OU-2”), electing to implement its preferred remedy which consists of in-situ treatment of groundwater and a monitored natural attenuation program including monitoring of the plume fringe at the Site. The EPA’s estimated total net present worth cost for its selected remedy is $17.3 million.

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

The Company has compiled and submitted to CBP a complete set of supporting documents for the remaining three protests (for the remaining 29 tableware collections that were imported by the Company under the protested shipments). These claims are now under review. If the CBP approves these additional claims and accepts the evidence presented as it did with the Lead Protest, then no additional duties will be owed for the remaining protested shipments.

Because the period of investigation covers a five-year period, the Company is compiling supporting documentation packages for all tableware collections imported during this period.

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

Other

The Company is involved in other legal proceedings from time to time. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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
•Inability to meet the Company’s customers’ needs and achieve cost targets due to disruptions in the Company's supply chain arrangements as well as distribution centers caused by the loss or disruption of transportation, trucking availability, workforce, or other distribution capability;
•Failure of third parties on which the Company relies, including the Company’s suppliers, third-party manufacturers, distributors, and external business partners, to meet their obligations to the Company, including due to a lack of manufacturing capacity, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;
•Customers' inability to make payments due to the Company pursuant to existing payment terms as a result of store closures resulting from the COVID-19 pandemic;
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
•Increased cybersecurity threats that could result from many of the Company’s key employees working remotely; new and preexisting technologies such as reliance on home networks, virtual workspaces, videoconferencing, and other forms of remote work practices to support this temporary working environment may expose additional cybersecurity threats and vulnerabilities to the Company's network, and increase the exposure of the Company to electrical or internet outages; or

•Negative impact on the Company’s workforce that could result if executive officers or other key employees or a large number of its workers fall ill. The temporary or permanent loss of any of the Company’s executive officers or other key employees could harm the Company’s business and negatively affect the Company’s ability to timely achieve its strategic initiatives. Moreover, the Company may not be successful in finding or integrating suitable successors in the event of the loss of executive officers or other key employees or if such persons become unavailable for a prolonged period of time.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the impact of COVID-19 on the global economy. Although disruptions from the COVID-19 pandemic may continue to occur, the long-term economic impact and near-term financial impact on the Company, including but not limited to, any possible impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. Despite efforts to manage and remedy the impact of COVID-19, the ultimate impact of COVID-19 could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows, and competitive position, and depends on factors beyond the Company’s knowledge or control, including the duration and severity of the COVID-19 pandemic as well as third-party actions taken in response thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
August 1 - August 31, 2020	38	$8.09	—	$6,771,467
September 1 - September 30, 2020	682	9.19	—	6,771,467
(1)The repurchased shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan, which allows participants to use shares to satisfy the exercise price of options exercised, certain tax liabilities arising from the exercise of options, and certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to us pursuant to the terms of our stock compensation plans.
(2)On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended September 30, 2020.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	November 5, 2020
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 5, 2020
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)