Form 10-K
period 2020-12-31
LIFETIME BRANDS, INC
filed 2021-03-10
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 12,981,758 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $87,237,414. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 28, 2021, was 21,771,680.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

LIFETIME BRANDS, INC.
FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information concerning, among other things, the Company’s and its subsidiaries’ plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 1 of Part I and Item 7 of Part II, respectively. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “seeks,” “will,” “potential” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company’s assessment of historical operating trends and the application of that assessment with regards to future periods, are based upon the Company’s current expectations, projections, various assumptions, intentions and/or beliefs related to future events or occurrences. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Annual Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in this Annual Report, including the risk factors discussed in Part I, Item 1A under the heading Risk Factors. The timing of certain events and circumstances and known and unknown risks and uncertainties could cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K. Except as may be required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

RISK FACTORS SUMMARY
We are subject to a variety of risks and uncertainties. The following is a summary of the principal risks that we deem material to an investment in our common stock, all of which are more fully described in, and should be read in conjunction with, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Economic and political risks
•The Company’s business may be materially adversely affected by market conditions and by global and economic conditions and other factors beyond its control.
•The Company must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of the COVID-19 pandemic. Any failure to do so could have a material adverse impact on the Company’s business, financial condition, results of operations, cash flows, and competitive position.
•The Company’s U.K. operations and sales may be materially adversely affected by the exit of the U.K. from the European Union.
•The Company’s business may be materially adversely affected by the imposition of tariffs and other trade policies implemented by the U.S. and other governments.
•The Company's ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by macroeconomic and company-specific events, as well as the financial condition of insurers.
Liquidity and financial risks
•The Company has substantial indebtedness and the highly seasonal nature of the Company’s business impacts its borrowing needs.
•The Company’s failure to meet certain covenants or comply with other requirements of its Debt Agreements (as defined below) may materially and adversely affect the Company’s assets, financial position and cash flows.
•The Company’s borrowings are subject to interest rate fluctuations and an increase in interest rates could adversely affect the Company’s financial results.
•Changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate could increase the Company's borrowing costs.

•The Company’s inability to complete future acquisitions or strategic alliances and/or integrate acquired businesses could have a material adverse effect on the Company’s business and results of operations.
•Foreign exchange variability and currency controls could materially adversely affect the Company’s operating results and financial condition.
•The Company’s business requires it to maintain large fixed costs that can affect its profitability.
•Cost reduction efforts may not be successful and restructuring benefits may not be realized.
•If the Company’s goodwill or other long-term assets become impaired, the Company will be required to record impairment charges, which may be significant.
•The Company’s projections of product demand, sales and net income are highly subjective in nature and the Company’s future sales and net income could vary materially from the Company’s projections.
•Increases in the cost of employee benefits could materially adversely impact the Company’s financial results and cash flows.
•There are inherent limitations on the effectiveness of the Company’s controls.
Customer risks
•The Company faces intense competition from other companies worldwide and if the Company is unable to compete successfully, the Company’s business, results of operations and financial condition could be materially and adversely affected.
•Changes in the Company’s customer purchasing practices could materially adversely affect the Company’s operating results.
•Changes at the Company’s large customers, or actions taken by them, and consolidation in the retail industry could materially adversely affect the Company’s operating results.
•The rapidly changing retail environment could result in the loss of, or a material reduction in, sales to the Company’s brick-and-mortar customers, which could materially adversely affect the Company’s business, results of operations, financial condition and cash flows.
•If the Company is unable to effectively manage its existing Internet business, the Company's reputation and operating results may be harmed.
•Demand for new products and the inability to develop and introduce new competitive products at favorable profit margins could adversely affect the Company’s performance and prospects for future growth.
Supply chain risks
•International suppliers subject the Company to regional regulatory, man-made or natural disasters, health epidemics, political, economic and foreign currency exchange risk that could materially and adversely affect the Company’s operating results.
•The Company’s international trade subjects it to transportation risks.
•The Company depends on third-party manufacturers to produce the majority of its products, which presents quality control risks to the Company.
•The Company’s product costs are subject to price fluctuation.
•A widespread outbreak of an illness or other health issue could negatively affect various aspects of the business, including the Company's supply chain, and make it more difficult and expensive to meet the Company's obligations to its customers, and could result in reduced demand from its customers.
Intellectual property risks
•The loss of certain licenses or material changes in royalty rates could materially adversely affect the Company’s operating margin and cash flow.
•The Company may not be able to adequately establish or protect its intellectual property rights, and the infringement or loss of the Company’s intellectual property rights could harm its business.
•If the Company is unable to protect the confidentiality of its proprietary information and know-how, the value of the Company’s technology, products and services could be harmed significantly.
•The Company’s brands are subject to reputational risks and damage to the Company’s brands or reputation could adversely affect its business.
Operational and regulatory risks
•Interruptions in the Company’s operations caused by outside forces could cause material losses.
•The Company’s international operations present special challenges that the Company may not be able to meet, and this could materially and adversely affect the Company’s financial results.

•The Company operates in a regulated environment that imposes significant compliance requirements. Non-compliance with these requirements could subject the Company to sanctions and materially adversely affect the Company’s business.
•New and future laws and regulations governing the Internet and e-commerce could have a material adverse effect on the Company’s business, results of operations and financial condition.
•A failure in or compromise of the Company’s operating systems or infrastructure or those of third parties could disrupt the Company’s business and cause losses.
•The Company is subject to cyber security and ransomware risks and may incur increasing costs in efforts to minimize those risks and to comply with regulatory standards.
•The Company sells consumer products which involve an inherent risk of product liability claims.
•The Company may incur material costs due to environmental liabilities which could have a material adverse effect on the Company’s business, financial condition and results of operations.
•The Company’ executives and other key employees are critical to the Company’s success. The loss of and/or failure to attract and maintain its highly skilled employees could adversely affect the Company’s business.
•As a result of the Company’s acquisition of Filament, Taylor Parent has significant influence over the Company and its interests may conflict with the Company’s or its stockholders in the future.

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

PART I
Item 1. Business
OVERVIEW
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumers purchasing moderately priced kitchenware, tableware and housewares, are sold through virtually every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (who may resell the Company’s products through their websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own websites.
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
The Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States. Lifetime Brands Europe Limited is a wholly-owned subsidiary trading as Kitchen Craft. Kitchen Craft is a leading supplier of kitchenware and tableware products and accessories in the United Kingdom (“U.K.”) and in over 80 other countries. In 2020, the Company completed its consolidation efforts of Lifetime Brands Europe Limited to create operational efficiencies. As a result, Lifetime Brands Europe Limited’s brand development and design teams, administrative teams, and distribution combined and operated out of one state of the art facility in Aston, England.
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

The Company’s top brands and their respective product categories as of December 31, 2020 are:

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
Additional information regarding the Company’s reportable segments is included in NOTE 13 — BUSINESS SEGMENTS of the Notes to the consolidated financial statements included in Item 15.
CUSTOMERS
The Company’s wholesale customers include mass market merchants, specialty stores, commercial stores, department stores, warehouse clubs, grocery stores, off-price retailers, food service distributors, pharmacies, food and beverage outlets and e-commerce.
The Company’s products are sold globally to a diverse customer base including mass market merchants (such as Walmart and Target), specialty stores (such as Bed Bath & Beyond and Dunelm), commercial stores (such as Williams Sonoma and Kohl’s), department stores (such as Macy’s, Belk and John Lewis), warehouse clubs (such as Costco, Sam’s Club and BJs), grocery stores (such as Publix, Kroger, HEB, Meijer, Winn-Dixie, Tesco, Waitrose and Sainsbury’s), off-price retailers (such as TJX Companies, Ross Stores and Big Lots), food service distributors (such as US Foods, Clark Food Service and Jetro), food and beverage outlets (such as Starbucks) and e-commerce (such as Amazon). The Company also does business with independent retailers, including through business-to-business websites aimed at independent retailers.
The Company also operates its own consumer websites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly.
During the years ended December 31, 2020, 2019 and 2018, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 20%, 16% and 14% of consolidated net sales, respectively. During the years ended December 31, 2020 and 2019, sales to Costco Wholesale Corporation (“Costco”) accounted for 11% of consolidated net sales. During the year ended December 31, 2020, Amazon.com Inc., (“Amazon”), accounted for 10% of consolidated net sales. Sales to Walmart, Costco and Amazon are included in the Company's U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.

DISTRIBUTION
The Company sells its products directly to retailers and, to a lesser extent, to distributors. The Company also sells a limited quantity of the Company’s products to individual consumers and smaller retailers through its own websites. The Company operates distribution facilities at the following locations:

Location	Size (square feet)
Rialto, California	703,000
Robbinsville, New Jersey	700,000
Aston, England	228,000
Winchendon, Massachusetts	175,000
Las Cruces, New Mexico	24,000
Medford, Massachusetts	5,600
Additionally, the Company uses third-party operated distribution facilities to supplement its distribution capacity.
SALES AND MARKETING
The Company’s sales and marketing staff coordinates directly with its wholesale customers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed many promotional programs for use in the ordinary course of business to promote sales throughout the year.
The Company’s sales and marketing efforts are supported from its principal office and showroom in Garden City, New York, as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; Issaquah, Washington; Pawtucket, Rhode Island; Menomonee Falls, Wisconsin; Aston, England; and Hong Kong.
The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and/or packaging for them.
DESIGN AND INNOVATION
At the heart of the Company is a culture of innovation and new product development. The Company’s global in-house design and development teams currently consist of approximately 100 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.
SOURCES OF SUPPLY
The Company sources its products from hundreds of suppliers, almost all of which are located outside the United States (other than the suppliers for the Company’s sterling silver products). Most of the Company’s suppliers are located in China. The Company also sources products from suppliers across various countries including, Hong Kong, Taiwan, Japan, South Korea, Vietnam, Malaysia, Thailand, India, the United States, Canada, Mexico, the U.K., Italy, France, Portugal, Poland, Sweden, Turkey, Netherlands, Denmark, Belgium, Germany, Czech Republic, Slovakia, Cambodia, Indonesia and Australia. The Company orders products significantly in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.
MANUFACTURING
The Company contracts with third parties to manufacture the vast majority of its products.
The Company manufactures its sterling silver products at a leased manufacturing facility in San Germán, Puerto Rico and fills jars and other containers with spices and assembles spice racks at an owned facility in Winchendon, Massachusetts.
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
PATENTS AND LICENSES
The Company owns approximately 800 design and utility patents. The Company does not believe that the expiration of any of its patents would have a material adverse effect on either of the Company’s segments.
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
HUMAN CAPITAL
The Company aspires to hire and retain the best and brightest employees. At December 31, 2020, the Company had approximately 1,350 full-time employees, of whom 150 were located in Asia, 280 were located in Europe and 920 were located in the United States and Puerto Rico. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law.
The Company believes in the importance of the retention, growth and development of our employees. We believe we offer competitive compensation and benefits packages to our employees. Further, we offer professional development opportunities to cultivate talent throughout the Company. We are focused on employee health and safety initiatives and have implemented protocols during the COVID-19 pandemic to enhance workplace safety. The Company also values diversity and inclusion and is striving to create a more diverse workforce and inclusive community.
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
SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2020, net sales in the third and fourth quarters accounted for 62% of total annual net sales. In 2020, the Company's inventory levels did not significantly decrease during the fourth quarter. The higher inventory levels at December 31, 2020, were a result of increased inventory purchases to meet higher expected demand in 2021 due in part to the effects on demand from the COVID-19 pandemic.

RESTRUCTURING
During the years ended December 31, 2019 and 2018, the Company's U.S. segment incurred $0.7 million and $2.1 million, respectively, of restructuring expense related to the integration of Filament.
During the year ended December 31, 2020, the Company's International segment incurred $0.2 million of restructuring expenses related to severance associated with the strategic reorganization of the International segment’s product development and sales workforce. The strategic reorganization was the result of the Company's efforts for product development efficiencies and an international sales approach tailored to countries. During the years ended December 31, 2019, and 2018, the Company's international segment incurred $0.7 million and $0.2 million, respectively, of restructuring expense primarily related to the integration of its legal entities operating in Europe.
The Company does not expect to incur any additional restructuring charges for these efforts.

Item 1A. Risk Factors
The Company’s businesses, operations, liquidity and financial condition are subject to various risks. The Company’s business, financial condition or results of operation could be materially affected by the risks below or additional risks not presently known to the Company or by risks that the Company presently deems immaterial, such as changes in the economy, disruptions due to terrorist activity or man-made or natural disasters, or changes in law or accounting standards. The risks and uncertainties described below are those that the Company considers material as of the date hereof. We have grouped the risk factors into categories for ease of reading, and without any reflection on the importance of, or likelihood of, any particular category.
Economic and political risks
The Company’s business may be materially adversely affected by market conditions and by global and economic conditions and other factors beyond its control.
The Company’s performance is affected by general economic factors, the strength of retail economies and political conditions that are beyond its control. Retail economies are impacted by factors such as consumer demand and the condition of the retail industry, which in turn, are affected by general economic factors. These general economic factors include, among others:
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
•public health epidemics, such as the COVID-19 pandemic;
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
These risks include, but are not limited to:
•Reductions in demand or volatility in demand for one or more of the Company’s products, which may be caused by, among other things: the temporary inability of consumers to purchase the Company’s products due to illness and, brick and mortar retailers closing their store operations, which has occurred as a result of reduced demand from such customers, quarantine or other travel restrictions, or financial hardship for customers and consumers;

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
•Increased cybersecurity threats that could result from many of the Company’s key employees working remotely; new and preexisting cybersecurity threats that arise from reliance on home networks, virtual workspaces, videoconferencing, and other forms of remote work practices to support this temporary working environment, which may expose additional cybersecurity threats and vulnerabilities to the Company's network, and increase the exposure of the Company to electrical or internet outages; or
•Negative impact on the Company’s workforce that could result if executive officers or other key employees or a large number of its workers fall ill. The temporary or permanent loss of any of the Company’s executive officers or other key employees could harm the Company’s business and negatively affect the Company’s ability to timely achieve its strategic initiatives. Moreover, the Company may not be successful in finding or integrating suitable successors in the event of the loss of executive officers or other key employees or if such persons become unavailable for a prolonged period of time.
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
On January 31, 2020, the U.K. left the European Union ("Brexit"). In December 2020, the U.K and European Union announced the agreement of a new Trade and Cooperation Agreement that will govern the ongoing relationship between the U.K. and the European Union. The U.K.’s exit from the European Union is unprecedented and it remains unclear what long-term impact this will have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. Net sales attributable to U.K. domiciled businesses were $78.0 million for the year ended December 31, 2020 and represent approximately 10% of the Company’s consolidated net sales for the period.

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
The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. As of December 31, 2020, the Company had $289.9 million of consolidated debt, consisting of $27.3 million under its senior secured asset-based revolving credit facility (the “ABL Agreement”) and $262.6 million outstanding under a senior secured term loan credit facility (the “Term Loan” and, collectively with the ABL Agreement, the “Debt Agreements”).
The ABL Agreement provides for, among other things, a maximum aggregate principal amount of $150.0 million and will mature on March 2, 2023. The Term Loan will be repaid in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the Term Loan, which payments commenced June 30, 2018. The Term Loan requires the Company to make an annual mandatory prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. This amount is recorded in the current maturity of the Term Loan on the consolidated balance sheets. At December 31, 2020, borrowings under the Debt Agreements represented approximately 36% of total capital (indebtedness plus stockholders’ equity).

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

Some of the Company’s borrowings bear interest at a variable rate based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Further, other central banks have convened working groups to determine alternative reference rates for other currencies. For example, the working group for the Sterling Risk-Free Reference Rates, have recommended the Sterling Overnight Index Average ("SONIA") as the alternative to Sterling LIBOR.

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
A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and fixed assets. At December 31, 2020, goodwill, net of impairment totaled $30.3 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently when events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or comparable market sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions and/or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, further corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that the Company expects. Determination of the fair value of a reporting unit includes developing estimates which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. If the future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.
The further recognition of an impairment of the Company’s goodwill or any of the Company’s assets would negatively affect the Company’s results of operations and total capitalization, the effect of which could be material.
U.S. Reporting Unit
During the first quarter of 2020, as a result of the economic downturn caused by the COVID-19 pandemic, the Company performed an interim assessment of the goodwill for the U.S. reporting unit as of March 31, 2020, by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company recognized a non-cash goodwill impairment charge of $19.1 million during the first quarter of 2020. The goodwill impairment charge resulted from, among other factors, the uncertain market conditions arising from the COVID-19 pandemic, which impacted the Company's market capitalization, as well as a reduction of forecasted future cash flows associated with the effects of the COVID-19 pandemic. The fair value of the U.S. reporting unit was approximately 3.9% below its carrying value as of March 31, 2020.
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2020 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2020, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill.

In 2019, the Company recognized a non-cash goodwill impairment charge of $33.2 million, during the three months ended December 31, 2019. The Company performed the analysis using a discounted cash flow and market multiple method. The goodwill impairment charge resulted from, among other factors, a sustained decline in the Company's market capitalization observed in the fourth quarter of 2019. The fair value of the U.S, reporting unit was approximately 6.1% below its carrying value at October 1, 2019.

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
The Company’s wholesale customers include mass market merchants, specialty stores, commercial stores, department stores, warehouse clubs, grocery stores, off-price retailers, food service distributors, pharmacies, food and beverage outlets and e-commerce. Unanticipated changes in purchasing and other practices by the Company’s customers, including a customer’s pricing and payment terms, inventory de-stocking, limitations on shelf space, more extensive packaging requirements, changes in order quantities, use of private label brands and other practices, could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. While the Company generally orders products significantly in advance of the anticipated time of their sale by the Company, this trend may require the Company to shorten its lead time for production in certain cases and more closely anticipate demand, which may require the Company to carry additional inventories. The Company’s annual earnings and cash flows also depend to a great extent on the results of operations in the latter half of the year due to the seasonality of its sales. The Company’s success and sales growth is also dependent on its evaluation of consumer preferences and changing trends.
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
During the years ended December 31, 2020, 2019 and 2018, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 20%, 16% and 14% of consolidated net sales, respectively. During the years ended December 31, 2020 and 2019, sales to Costco Wholesale Corporation (“Costco”) accounted for 11% of consolidated net sales. During the year ended December 31, 2020, Amazon.com Inc., (“Amazon”), accounted for 10% of consolidated net sales. Sales to Walmart, Costco and Amazon are included in the Company's U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
A material reduction in sales to the aforementioned or other top customers in the aggregate, could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by such customers that would cause the Company to materially reduce the price of its products could result in reduced sales and operating margin. Any significant changes or financial difficulties that affect these customers, such as reduced sales by such customers (whether for reasons that affect a particular customer or the retail industry in general) may also result in reduced demand for the Company’s products. The Company would also be subject to increased credit risk with respect to such customers. In particular, the concentration of the Company’s business with Walmart extends to its international business as well as through Vasconia in Mexico and the Company’s strategic alliance in Canada, due to the market presence of Walmart in these foreign countries. Any changes in purchasing practices or decline in the financial condition, of Walmart or other large customers may have a material adverse impact on the business, results of operations and financial condition of the Company.
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
The retail environment is highly competitive and rapidly evolving with the increase pace of technological development. Consumers are increasingly embracing shopping online and through mobile commerce applications, and this trend has been significantly increasing in response to the COVID-19 pandemic. As a result, an increasing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. This overall trend has negatively affected many brick-and-mortar retailers, which has been exacerbated by the COVID-19 pandemic. If the Company’s brick-and-mortar retail customers fail to maintain or grow their overall market position through the integration of physical retail presence and digital retail, these customers may experience financial difficulties including store closures, bankruptcies or liquidations. This could, in turn, substantially reduce the Company’s revenues, increase credit risk and have a material adverse effect on the Company’s results of operations, financial condition and cash flows.
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
The Company sources its products from suppliers located principally in Asia, Europe and the United States, which international scope of operations subjects the Company to various risks, including man-made or natural disasters, health epidemics, political, economic and foreign currency changes. Additionally, the Company’s vendors in Asia, from whom a substantial majority of the Company’s products are sourced, are located primarily in China, which subjects the Company to regional risks including regulatory, social and other risks. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China, where labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and labor in China may not continue to be available to the Company at costs consistent with historical levels. Changes in labor or other laws may be enacted, in China or in other countries in which the Company does business, which could have a material adverse effect on the Company’s operations and/or those of the Company’s suppliers. Changes in currency exchange rates might negatively affect the Company and its overseas vendors’ profitability and business prospects. The Company does not have access to its vendors’ financial information and the Company is unable to assess its vendors’ financial condition, including their liquidity. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.
The Company’s international trade subjects it to transportation risks.
The Company imports its products for delivery to its distribution centers, as well as arranges for its customers to import goods to which title has passed overseas or at a port of entry. For purchases that are to be delivered to its distribution facilities, the Company arranges for transportation, primarily by sea, from ports in Asia and Europe to ports in the United States, principally New York/Newark/Elizabeth and Los Angeles/Long Beach, and in the U.K., principally Felixstowe. Accordingly, the Company is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, fuel shortages, the availability of ships, increased security restrictions, work stoppages, weather disruptions and carriers’ ability to provide delivery services to meet the Company’s shipping needs. Transportation disruptions and increased transportation costs could materially adversely affect the Company’s business, results of operations and financial condition.
The Company depends on third-party manufacturers to produce the vast majority of its products, which presents quality control risks to the Company.
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
A widespread outbreak of an illness, such as the COVID-19 pandemic, or other health issue could negatively affect various aspects of the business, including the Company's supply chain, and make it more difficult and expensive to meet the Company's obligations to its customers, and could result in reduced demand from its customers.

The Company's global operations are susceptible to global events, including a widespread outbreak of an illness, such as the COVID-19 outbreak, or other health issue, As a result of epidemic outbreaks businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Epidemic outbreaks could also substantially interfere with general commercial activity related to the Company's supply chain and customer base, which could have a material adverse effect on the Company's financial condition, results of operations, business, or prospects.

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
Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2020, sales of licensed brands accounted for approximately 14% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.
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
The Company is subject in the ordinary course of its business, in the United States and elsewhere, to many statutes, ordinances, rules and regulations that, if violated by the Company or its affiliates, partners or vendors, could have a material adverse effect on the Company’s business. The Company is required to comply with the United States Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and similar anti-bribery, anti-corruption and anti-kickback laws adopted in many of the countries in which the Company does business that prohibit the Company from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business and also require maintenance of adequate record-keeping and internal accounting practices to accurately reflect transactions. Under the FCPA, companies operating in the United States may be held liable for actions taken by their strategic or local partners or representatives. The U.K. Bribery Act is broader in scope than the FCPA in that it directly addresses commercial bribery in addition to bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the FCPA. Civil and criminal penalties may be imposed for violations of these laws. In many of the countries in which the Company operates, particularly those with developing economies, it is or has been common for government officials and businesses to engage in business practices that are prohibited by these laws. If the Company does not properly implement and maintain practices and controls with respect to compliance with applicable anti-corruption, anti-bribery and anti-kickback laws, or if the Company fails to enforce those practices and controls properly, the Company may be subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on the Company’s business and capital raising activities, any of which could materially and adversely affect the Company’s business, results of operations and financial condition. The Company’s employees, distributors, dealers and other agents could engage in conduct that is not in compliance with such laws for which the Company might be held responsible. If the Company’s employees, distributors, dealers or other agents are found to have engaged in illegal practices, the Company could suffer substantial penalties and the reputation, business, results of operations and financial condition of the Company could be materially adversely affected.
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
The Company employs information technology systems and operates websites which allow for the secure storage and transmission of proprietary or confidential information regarding the Company’s customers, employees and others, including credit card information and personal identification information. The Company has made significant efforts to secure its computer network to mitigate the risk of possible cyber-attacks, including, but not limited to, data breaches, and is continuously working to upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. In the first quarter of 2021, we experienced a cyber security incident affecting our information technology systems. The business disruption caused by the cyber incident was minimal. Despite our continuous efforts to ensure the security of the Company’s computer networks, any future cyber incidents could compromise our information technology systems, which could impact operations and confidential information could be misappropriated, which could lead to negative publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third- parties for damages, which could adversely impact profits.

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
•discharges into the air, water and land;
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
For further discussion of the Company's legal proceedings refer to NOTE 14 — COMMITMENTS AND CONTINGENCIES to the Company's consolidated financial statements included in this Annual Report on Form 10-K.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The following table lists the principal properties at which the Company operated its business at December 31, 2020:

Location	Description	Size (square feet)	Owned/ Leased
Rialto, California (1)	West Coast warehouse and distribution facility	703,000	Leased
Robbinsville, New Jersey (1)	Principal East Coast warehouse and distribution facility	700,000	Leased
Aston, England (2)	Offices, showroom, warehouse and distribution facility	260,000	Leased
Winchendon, Massachusetts (1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York (3)	Corporate headquarters/main showroom	159,000	Leased
Medford, Massachusetts (1)	Offices, showroom, warehouse and distribution facility	69,000	Leased
San Germán, Puerto Rico (1)	Sterling silver manufacturing facility	55,000	Leased
Las Cruces, New Mexico (1)	Offices, warehouse and distribution facility	33,000	Leased
Shanghai, China (3)	Offices	22,000	Leased
Oak Brook, Illinois (1)	Offices	18,000	Leased
Guangzhou, China (3)	Offices	18,000	Leased
Seattle, Washington (1)	Offices	17,500	Leased
New York, New York (1)	Offices and showrooms	12,000	Leased
Atlanta, Georgia (1)	Showrooms	11,000	Leased
Bentonville, Arkansas (1)	Offices and showroom	7,000	Leased
Newtown, Pennsylvania (1)	Offices	5,900	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin (1)	Showroom	4,000	Leased
Kowloon, Hong Kong (3)	Offices and showroom	2,585	Leased
Tianjin, China (3)	Offices	2,400	Leased
Minneapolis, Minnesota (1)	Offices	1,956	Leased
Isaaquah, Washington (1)	Offices and showroom	1,125	Leased
(1)Location primarily used by the U.S. segment.
(2)Location used by the International segment.
(3)Location used by all segments.

Item 3. Legal Proceedings
For a description of our legal proceedings, please see NOTE 14 — COMMITMENTS AND CONTINGENCIES, to the Company's consolidated financial statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded under the symbol “LCUT” on the NASDAQ Global Select Market (“NASDAQ”).
At February 28, 2021, the Company estimates that there were approximately 2,095 record holders of the Company’s common stock.
The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2020.
For a discussion of dividends paid by the Company in 2020 and 2019, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

PERFORMANCE GRAPH
The following chart compares the cumulative total return on the Company’s common stock with the NASDAQ Market Index, the Company’s peer group, which is comprised of companies that we believe have comparable characteristics and are in the same industry or line-of-business, and the Hemscott Group Index for Housewares & Accessories. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	Peer Group	NASDAQ Market Index
12/31/2015 (1)	$100.00	$100.00	$100.00	$100.00
12/31/2016	$135.40	$103.49	$93.38	$108.87
12/31/2017	$126.98	$73.37	$114.43	$141.13
12/31/2018	$78.24	$45.83	$115.63	$137.12
12/31/2019	$55.25	$49.70	$144.92	$187.44
12/31/2020	$123.31	$59.04	$188.28	$271.64
(1)The graph assumes $100 was invested as of the close of trading on December 31, 2015 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2016, 2017, 2018, 2019 and 2020. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation by reference language in such filing. A list of the companies included in the Company’s Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company. Peer issuers included in the peer group identified include, Acushnet Holdings Corp., Callaway Golf Co., Crocs, Inc., Delta Apparel, Inc., Hamilton Beach Brands Holding Co., Helen of Troy Ltd., JAKKS Pacific, Inc., Lands’ End, Inc., Movado Group, Inc., Oxford Industries, Inc., The Buckle, Inc. and Tupperware Brands Corp.

The table below sets forth information regarding issuer purchases of equity securities:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
November 1 - November 30, 2020	2,751	$12.34	—	$6,771,467
December 1 - December 31, 2020	12,574	$15.20	—	$6,771,467
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
(2)On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended December 31, 2020.

Item 6. Selected Financial Data
The selected consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data at December 31, 2018, 2017 and 2016 have been derived from the Company’s audited consolidated financial statements included in the Company’s Annual Reports on Form 10-K for those respective years, which are not included in this Annual Report on Form 10-K.

This information should be read together with the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and Notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2020	2019	2018	2017	2016
		(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA (1)
Net sales	$769,169	$734,902	$704,542	$579,476	$592,619
Cost of sales (2)	495,171	479,711	448,785	364,319	375,719
Distribution expenses (3)	72,845	72,543	69,716	58,050	57,006
Selling, general and administrative expenses (4)	155,872	161,618	162,933	140,903	130,397
Goodwill and other impairments	20,100	42,990	2,205	—	—
Restructuring expenses	211	1,435	2,324	1,024	2,420
Income (loss) from operations	24,970	(23,395)	18,579	15,180	27,077
Interest expense	(17,277)	(20,780)	(18,004)	(4,291)	(4,803)
Mark to market (loss) gain on interest rate derivatives	(2,144)	402
Loss on early retirement of debt	—	—	(66)	(110)	(272)
Income (loss) before income taxes and equity in earnings	5,549	(43,773)	509	10,779	22,002
Income tax provision	(9,866)	(1,109)	(2,889)	(9,032)	(7,030)
Equity in earnings, net of taxes	1,310	467	660	407	748
Net (loss) income	$(3,007)	$(44,415)	$(1,720)	$2,154	$15,720
Basic (loss) income per common share	$(0.14)	$(2.16)	$(0.09)	$0.15	$1.11
Weighted-average shares outstanding – basic	20,860	20,597	19,452	14,505	14,174
Diluted (loss) income per common share	$(0.14)	$(2.16)	$(0.09)	$0.14	$1.08
Weighted-average shares outstanding – diluted(5)	20,860	20,597	19,452	14,955	14,549
Cash dividends declared per common share	$0.17	$0.17	$0.17	$0.17	$0.17

	December 31,
	2020	2019	2018	2017	2016
		(in thousands)
BALANCE SHEET DATA (1)
Current assets	$421,293	$329,153	$318,804	$258,423	$256,447
Current liabilities (6)	180,070	107,307	84,876	71,515	91,286
Working capital (6)	241,223	221,846	233,928	186,908	165,161
Total assets (6)	807,481	770,023	708,572	401,521	399,854
Short-term borrowings	17,657	8,413	1,253	69	9,456
Long-term debt	266,279	287,103	304,774	94,744	86,201
Stockholders’ equity	230,136	236,317	279,493	210,279	197,728

Notes:
(1)The acquisition of Filament in March 2018 affects the comparability of the periods.
(2)Prior to January 1, 2019, depreciation associated with certain tooling used to produce products was classified as selling, general and administrative expenses. The amount recorded in cost of sales for the year ended December 31, 2020 and 2019 was $1.0 million and $1.4 million, respectively. The impact on the comparative periods presented is immaterial and therefore, the comparative periods have not been adjusted to reflect this change in accounting policy.
(3)The 2016 period includes a $1.2 million charge to correct prior years’ depreciation of certain assets within the U.S. segment.
(4)The 2018 period includes a gain of $1.7 million related to adjustments to the fair value of certain contingent consideration.
(5)The computations of weighted-average shares outstanding - diluted excludes stock options and other stock awards that if included would have been anti-dilutive.
(6)The 2019 and subsequent periods reflect the adoption of the Financial Accounting Standards Board's (“FASB”) Accounting Standard's Update No. (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. As a result, comparability to the prior years' current liabilities, working capital, and total assets is affected.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements for the Company and Notes thereto set forth in Item 15. This discussion contains forward-looking statements relating to future events and the future performance of the Company based on the Company’s current expectations, assumptions, estimates and projections about it and the Company’s industry. These forward-looking statements involve risks and uncertainties. The Company’s actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this Annual Report including those discussed under “Disclosures regarding Forward-Looking Statements,” “Risk Factors Summary” under Item 1A “Risk Factors” and under Item 7A “Quantitative and Qualitative Disclosures Regarding Market Risk.” The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future, other than as required by law.
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor). In 2020, Kitchenware products and Tableware products accounted for approximately 83% of the Company’s U.S. net sales and 85% of the Company’s consolidated net sales. In 2019, Kitchenware products and Tableware products accounted for approximately 79% of the Company’s U.S. net sales and 82% of the Company’s consolidated net sales. The year ended December 31, 2018 includes the operations of Filament for the period from March 2, 2018, the date of the acquisition of Filament, to December 31, 2018.
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, Taylor®, KitchenAid®, KitchenCraft® , Pfaltzgraff® , BUILT NY®, Rabbit®, Kamenstein®, and MasterClass®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
BUSINESS SEGMENTS
The Company operates in two reportable segments: U.S. and International. The U.S. segment is the Company’s primary domestic business that designs, markets and distributes its products to retailers and distributors, as well as directly to consumers through third parties and its own internet websites. The International segment consists of certain business operations conducted outside the U.S. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations.
EQUITY INVESTMENTS
The Company owns approximately 30% interest in Grupo Vasconia S.A.B (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico's largest housewares companies. Shares of Vasconia's capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company's consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia's net income (reduced for amortization expense related to the customer relationships acquired) for the year ended December 31, 2020, 2019, and 2018 in the accompanying consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of December 31, 2020, Vasconia's Board of Directors is comprised of fourteen members of whom the Company has designated three members.
The Company recorded equity in earnings of Vasconia, net of taxes, of $1.5 million, $0.5 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2020, 2019 and 2018, net sales for the third and fourth quarters accounted for 62%, 60% and 62% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. In 2020, the Company's inventory levels did not significantly decrease during the fourth quarter. The higher inventory levels at December 31, 2020 were a result of increased inventory purchases to meet higher expected demand in 2021 due in part to the effects on demand from the COVID-19 pandemic. Consistent with the seasonality of the Company's net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
RESTRUCTURING
During the years ended December 31, 2019 and 2018, the Company's U.S. segment incurred $0.7 million and $2.1 million.
During the year ended December 31, 2020, the Company's International segment incurred $0.2 million of restructuring expenses related to severance associated with the strategic reorganization of the International segment’s product development and sales workforce. The strategic reorganization was the result of the Company's efforts for product development efficiencies and an international sales approach tailored to countries.
During the years ended December 31, 2019, and 2018, the Company's international segment incurred $0.7 million and $0.2 million, respectively, of restructuring expense primarily related to the integration of its legal entities operating in Europe. The Company does not expect to incur any additional restructuring charges for these efforts.
RECENT DEVELOPMENTS
The COVID-19 pandemic continues to affect the United States and the rest of the world. The pandemic has resulted in an increase in sales of certain of the Company’s products as well as a decrease in sales in other of its products. The Company has experienced a reduction in sales at certain retailers, that had closed or had limited store openings, during the pandemic. These declines were offset by higher sales at retailers that remained open and by e-commerce sales. Many of the retailers that had remained open provide products that are deemed essential.
The Company’s distribution facilities remain operational and continue to support e-commerce and brick-and-mortar retail customers. The Company has not experienced significant disruptions in its supply chain related to the COVID-19 pandemic. In limited instances and categories, increased demand has strained the manufacturing capacity of certain of the Company’s suppliers. The Company expects, in the short term, higher inbound freight cost to import inventory as a result of expected higher demand of the Company's products and broader macroeconomic demand for ocean freight. Additionally, in the U.S., the Company has experienced instances of trucking availability shortages, resulting in delays of shipments to certain of its customers.
During 2019, the Office of the U.S. Trade Representative (‘‘USTR’’) imposed additional tariffs on products imported from China. In certain cases, both in 2019 and 2020, these tariffs were subsequently reduced, suspended or removed. The Company purchases a high concentration of products from unaffiliated manufacturers located in China. This concentration exposes the Company to risks associated with doing business globally, including changes in tariffs.

The tariff increases that were implemented by the USTR began to adversely impact the Company's cost of sales in the third quarter of fiscal 2019 and will continue to do so, as long as these tariff increases remain in effect. In January 2020, the U.S. and China signed a trade agreement known as the Phase One Agreement. This agreement reversed some tariff increases that had become effective in September 2019. Significant uncertainty exists as to the timing and content of a Phase Two agreement, particularly due to the ongoing pandemic and to changes in the United States Administration as a result of the November 2020 Presidential election.

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

On January 31, 2020, the U.K. left the European Union. In December 2020, the U.K and European Union announced the agreement of a new Trade and Cooperation Agreement that will govern the ongoing relationship between the U.K. and the European Union. The U.K.’s exit from the European Union is unprecedented and it remains unclear what long-term impact this will have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment.

The uncertainty surrounding the consequences of the U.K.’s exit could adversely impact the U.K. economy, customers and investor confidence. The U.K.'s exit also could adversely impact the export of products between the U.K. and the European Union. Such uncertainty may contribute to additional market volatility, including volatility in the value of the U.K. pound and European euro, and may adversely affect the Company’s businesses, results of operations, and financial condition. Net sales attributable to U.K. domiciled businesses were $78.0 million for the year ended December 31, 2020, and represent approximately 10% of the Company’s consolidated net sales for the period.

On March 3, 2021, the Chancellor of the Exchequer presented the U.K Budget 2021 to Parliament. The budget includes a proposal to increase the U.K. corporate tax rate from 19% to 25% effective April 1, 2023. The proposed change will be enacted into law upon approval by Parliament, which is expected in the second half of 2021. The Company expects the higher tax rate could negatively impact the Company's operating results.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES
Adopted Accounting Pronouncements
On April 10, 2020, the FASB staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic (the “Question-and-Answer Document”). The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. The Company adopted the guidance on April 1, 2020 and elected to account for COVID-19-related rent concessions that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee not as lease modifications. See NOTE 4 — LEASES for additional information on the Company’s adoption of this guidance.

Accounting Pronouncements to be Adopted in Future Periods
Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies the application of U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The impact of the adoption is not expected to have a material impact on the Company's consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate that is expected to be discontinued as a result of reference rate reform. The guidance was effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated as of any date from March 12, 2020 but no later than December 31, 2022. The Company has not yet applied the guidance in this ASU and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

RESULTS OF OPERATIONS
The results of operations below focuses on the results of 2020 compared to 2019. For a discussion of 2019 compared to 2018 refer to "Results of Operations" in our Form 10-K for the year ended December 31, 2019.
The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.4	65.3	63.7
Gross margin	35.6	34.7	36.3
Distribution expenses	9.5	9.9	9.9
Selling, general and administrative expenses	20.3	22.0	23.1
Goodwill and other impairments	2.6	5.8	0.3
Restructuring expenses	0.0	0.2	0.3
Income (loss) from operations	3.2	(3.2)	2.7
Interest expense	(2.2)	(2.8)	(2.6)
Mark to market (loss) gain on interest rate derivatives	(0.3)	0.0	—
Loss on early retirement of debt	—	—	0.0
Income (loss) before income taxes and equity in earnings	0.7	(6.0)	0.1
Income tax provision	(1.3)	(0.2)	(0.4)
Equity in earnings, net of taxes	0.2	0.1	0.1
Net loss	(0.4)%	(6.1)%	(0.2)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
2020 COMPARED TO 2019

Net Sales
Net sales for the year 2020 were $769.2 million, an increase of $34.3 million, or 4.7%, compared to net sales of $734.9 million in 2019. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2020 average rates to 2019 local currency amounts, net sales increased $33.6 million, or 4.6%, as compared to consolidated net sales in the corresponding period in 2019.
Net sales for the U.S. segment in 2020 were $683.5 million, an increase of $39.3 million, or 6.1%, compared to net sales of $644.2 million in 2019.
Net sales for the U.S. segment’s Kitchenware product category in 2020 were $426.9 million, an increase of $72.6 million, or 20.5%, compared to net sales of $354.3 million in 2019. The net sales increase in the U.S. segment’s Kitchenware product category was primarily a result of higher consumer demand in both the e-commerce and wholesale channels for essential food preparation products including kitchen tools and gadgets, cutlery/boards, and measurement products.
Net sales for the U.S. segment’s Tableware product category in 2020 were $141.1 million, a decrease of $15.0 million, or 9.6%, compared to net sales of $156.1 million for 2019. The decrease was primarily driven by lower sales of dinnerware products to brick-and-mortar retailers many of which were closed due to the COVID-19 pandemic. This decrease was partially offset by higher sales of flatware products and e-commerce sales.
Net sales for the U.S. segment’s Home Solutions products category in 2020 were $115.5 million, a decrease of $18.3 million, or 13.7%, compared to net sales of $133.8 million in 2019. The decrease was primarily driven by lower sales in the food and beverage outlet channel and lower home décor sales due to certain retailer program initiatives not repeating in 2020 and store closing due to the pandemic. This decrease was offset by higher sales resulting from new programs of branded hydration products in the wholesale channel.

Net sales for the International segment in 2020 were $85.7 million, a decrease of $5.0 million, compared to net sales of $90.7 million for 2019. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2020 average exchange rates to 2019 local currency amounts, net sales decreased approximately 6.3%. The decrease in sales was driven by lower sales to national and independent retailers primarily as a result from lower demand and store closures due to COVID-19. This decrease was offset by increased e-commerce sales due to higher customer demand in online channels.
Gross margin
Gross margin for 2020 was $274.0 million, or 35.6%, compared to $255.2 million, or 34.7%, for the corresponding period in 2019.
Gross margin for the U.S. segment was $250.5 million, or 36.6%, for 2020, compared to $226.5 million, or 35.2%, for 2019. Gross margin in the 2019 period reflects an $8.5 million charge for the SKU Rationalization initiative. Excluding the SKU Rationalization initiative, the gross margin in the 2019 period would have been 36.5%.
Gross margin for the International segment was $23.5 million, or 27.4%, for 2020, compared to $28.7 million, or 31.6%, for 2019. The decrease in gross margin percentage was primarily due to higher inventory reserves and unfavorable sales mix related to store closures due to COVID-19.
Distribution expenses
Distribution expenses were $72.8 million for the 2020 period as compared to $72.5 million for the 2019 period. Distribution expenses as a percentage of net sales were 9.5% and 9.9% in 2020 and 2019.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.4% in 2020 and 8.6% in 2019. Distribution expenses in 2019 included $0.2 million for the Company’s facility relocation efforts of its west coast distribution facility. As a percentage of sales shipped from the Company’s warehouses, distribution expenses, excluding the relocation costs for the U.S. segment, were 8.8% and 9.6% for 2020 and 2019, respectively. The improvement reflects the continued realization of labor management efficiency and synergy savings as well as the leverage benefit of fixed costs on higher sales volume. The improvement was partially offset by higher hourly labor rates for warehouse employees.
Distribution expenses as a percentage of net sales for the International segment were approximately 17.9% in 2020 and 18.7% in 2019, respectively. Distribution expenses in 2020 and 2019 included $1.1 million and $2.6 million, respectively, for the Company’s facility relocation costs of its International distribution facilities. As a percentage of sales shipped from the Company’s warehouses, distribution expenses, excluding the relocation costs for the International segment, were 13.8% and 15.6% for 2020 and 2019, respectively. The decrease was primarily attributable to the improvement in the fulfillment of orders and labor efficiencies compared to the prior year.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for 2020 were $155.9 million, a decrease of $5.7 million, or 3.5%, as compared to $161.6 million for 2019.
SG&A expenses for 2020 for the U.S. segment were $112.6 million, a decrease of $4.5 million, or 3.8%, compared to $117.1 million for 2019. As a percentage of net sales, SG&A expenses were 16.5% for 2020, compared to 18.2% for 2019. The decrease was primarily attributable to a reduction in headcount and selling and marketing expenses as a result from the Company's cost savings efforts in response to the COVID-19 pandemic. This reduction was partially offset by higher employee incentive compensation and higher estimates for bad debt expense related to the economic uncertainties caused by the COVID-19 pandemic.
SG&A expenses for 2020 for the International segment were $20.7 million, compared to $24.3 million for 2019. As a percentage of net sales, SG&A expenses decreased to 24.2% for 2020, compared to 26.8% for 2019. The decrease was primarily attributable to a reduction in headcount resulting from the Company's cost savings efforts in response to the COVID-19 pandemic, as well as lower selling and marketing expenses. This was partially offset by higher estimates for bad debt expense related to the economic uncertainties caused by the COVID-19 pandemic.
Unallocated corporate expenses for 2020 were $22.6 million, compared to $20.2 million for 2019. The increase was driven by higher executive incentive compensation, partially offset by lower executive salary costs for the temporary reduction in base salary during 2020 and lower professional fees.

Goodwill and other impairments
U.S. Reporting Unit
During the first quarter of 2020, as a result of the economic downturn caused by the COVID-19 pandemic, the Company performed an interim assessment of the goodwill for the U.S. reporting unit as of March 31, 2020, by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company recognized a non-cash goodwill impairment charge of $19.1 million during the first quarter of 2020. The goodwill impairment charge resulted from, among other factors, the uncertain market conditions arising from the COVID-19 pandemic, which impacted the Company's market capitalization, as well as a reduction of forecasted future cash flows associated with the effects of the COVID-19 pandemic. The fair value of the U.S. reporting unit was approximately 3.9% below its carrying value as of March 31, 2020.
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2020 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2020, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill.
In 2019, the Company recognized a non-cash goodwill impairment charge of $33.2 million, during the three months ended December 31, 2019. The Company performed the analysis using a discounted cash flow and market multiple method. The goodwill impairment charge resulted from, among other factors, a sustained decline in the Company's market capitalization observed in the fourth quarter of 2019. The fair value of the U.S, reporting unit was approximately 6.1% below its carrying value at October 1, 2019.

International Reporting Unit

In the third quarter of 2019, the Company performed an interim assessment of its European kitchenware business by comparing the fair value of the reporting unit with its carrying value as of September 30, 2019. The Company performed the analysis using a discounted cash flow and market multiple approach. Based upon the analysis performed, the Company recognized a $9.7 million non-cash goodwill impairment charge during the third quarter of 2019. The goodwill impairment charge was the result of a decline in operating performance and reduced expectations for future cash flows of the European kitchenware business. The fair value of the business was approximately 30.1% below its carrying value as of September 30, 2019.

Indefinite-lived intangibles
As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event, the Company determined that certain of its indefinite-lived intangible assets in the U.S. segment were impaired. As a result, the Company recorded a $1.0 million non-cash impairment charge during the first quarter of 2020.
Restructuring expenses
During the year ended December 31, 2019, the Company's U.S. segment incurred $0.7 million, of restructuring expense related to the integration of Filament, of which $0.1 million was accrued at December 31, 2019.
During the year ended December 31, 2020, the Company's International segment incurred $0.2 million of restructuring expenses related to severance associated with the strategic reorganization of the International segment’s product development and sales workforce. The strategic reorganization was the result of the Company's efforts for product development efficiencies and an international sales approach tailored to countries.
During the year ended December 31, 2019, the Company's International segment incurred $0.7 million of restructuring expense primarily related to the integration of its legal entities operating in Europe. The Company had no international restructuring accrual as of December 31, 2020 and December 31, 2019.
The Company does not expect to incur any additional restructuring charges for these efforts.

Interest expense
Interest expense for 2020 was $17.3 million, compared to $20.8 million for 2019. The decrease in expense was primarily a result of less debt outstanding and a lower interest rate environment.

Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $2.1 million for the year ended December 31, 2020, as compared to a mark to market gain on interest rate derivatives of $0.4 million for the year ended December 31, 2019. The mark to market amount represents the change in the fair value on the Company's interest rate derivatives that have not been designed as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. The current period loss was caused by lower interest rates as compared to the year ended December 31, 2019. The intent of the Company is to hold these derivative contracts until their maturity. Therefore, the Company expects that this loss will reverse over time.
Income tax provision
The income tax provision was $9.9 million in 2020 and $1.1 million in 2019. The Company’s effective tax rate for 2020 was 177.8%, compared to (2.5)% for 2019. The effective tax rate in 2020 was driven primarily by the impairment of goodwill in the U.S, nondeductible expenses, equity-based awards, and a valuation allowance against net deferred tax assets in the United Kingdom. The effective tax rate in 2019 was driven by the impairment of goodwill in the U.S. and international reporting units, nondeductible expenses, state taxes and tax credits.
Equity in earnings
The Company’s equity in earnings, net of tax, for 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Vasconia Equity earnings, net of taxes	$1,545	$467
Cumulative translation foreign currency losses related to dissolution of Lifetime Brands Do Brasil Participacoes Ltda	(235)	0
Equity in earnings (losses), net of taxes	$1,310	$467
Vasconia reported loss from operations for 2020 of $0.1 million, as compared to income of $8.6 million for 2019 and reported net income of $5.6 million and $1.8 million in 2020 and 2019, respectively. The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a decrease of the investment of $2.7 million during the year ended December 31, 2020 and a decrease of the investment of $1.6 million during the year ended December 31, 2019.
During the year ended December 31, 2020, the Company recognized a loss of $0.2 million, relating to cumulative translation foreign currency losses that were recognized to earnings upon the dissolution of Lifetime Brands Do Brasil Participacoes Ltda., a 100% owned foreign subsidiary. The foreign currency translation losses related to the notes receivable due to the Company from the 2016 sale of its equity interest in GS International S/A.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s audited consolidated financial statements which have been prepared in accordance with GAAP and with the instructions to Form 10-K and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, estimates for unpaid healthcare claims, impairment of goodwill, tangible and intangible assets, stock compensation expense, accruals related to the Company’s tax positions and tax valuation allowances. Actual results may differ from these estimates using different assumptions and under different conditions and changes in these estimates are recorded when known. The Company’s significant accounting policies are more fully described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES in the Notes to the consolidated financial statements included in Item 15. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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
Accounts Receivable
The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments, taking into consideration customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impact of the COVID-19 pandemic in 2020. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers.
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
Receivable purchase agreement
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivables (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $30.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and automatically extends for annual successive terms unless terminated. Either party may terminate the agreement at any time upon 60 days prior written notice to the other party. Pursuant to this agreement, the Company sold $159.4 million and $115.4 million of Receivables during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, $24.7 million and $20.9 million, respectively, of receivables sold are outstanding and are due to HSBC Bank USA from customers. A charge of $0.4 million and $0.6 million related to the sale of the Receivables is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.
Leases
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other long-term liabilities. The Company's finance leases are not material to the Company’s consolidated balance sheets.
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
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the FASB's Accounting Standards Update No. (“ASU”) Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test.

The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of October 1st or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. For the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies and related valuation multiples used in the market analysis.
Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in the Company's stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or results of operations. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, an impairment charge will be recorded to reduce the reporting unit to fair value. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. The significant assumptions used in the relief from royalty model are future net sales for the related brands, royalty rates and the cost of capital to determine the fair value of the indefinite lived intangibles.

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
Payment terms vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. As a result of the COVID-19 pandemic, beginning in the first quarter of 2020 and lasting through the fourth quarter of 2020, many of the Company's customers that operate retail locations temporarily closed their stores voluntarily or as mandated by government stay at home orders. In response to these closings, the affected customers have requested extended payment terms. The Company has been working with these customers to address their temporary extended payment requests.
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

Prior to January 1, 2019, depreciation associated with certain tooling used to produce products was recorded in selling, general and administrative expenses in the consolidated statement of operations. The amount recorded in cost of sales for the year ended December 31, 2020 and 2019 was $1.0 million and $1.4 million, respectively. The impact on the comparative periods presented is immaterial and therefore, the comparative periods have not been adjusted to reflect this change in accounting policy.
Share-based compensation
The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, Compensation: Stock-based Compensation, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period. Forfeitures are accounted for as they occur.
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
Performance share awards are initially valued at the Company’s closing stock price on the date of grant. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals, as determined by the Compensation Committee of the Board of Directors, by the end of the performance period. Compensation expense for performance awards is recognized over the vesting period and will vary based on remeasurement during the performance period. If achievement of the performance metrics is not probable of achievement during the performance period, compensation expense is reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The performance share awards vest at the end of a three year period, as determined by the Compensation Committee.
The Company bases the estimated fair value of restricted stock awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares awarded. Compensation expense is recognized on a straight-line basis over the vesting period.

Restructuring Expenses
Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. A liability has been incurred at the communication date for severance. Charges associated with lease terminations, related to restructuring activities, are recognized at the effective date of the lease modification.
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
Derivatives
The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the consolidated statements of operations.
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
At December 31, 2020 and 2019, the Company had cash and cash equivalents of $36.0 million and $11.4 million, respectively, and working capital of $241.2 million at December 31, 2020, compared to $221.8 million at December 31, 2019. The current ratio (current assets to current liabilities) was 2.3 to 1.0 at December 31, 2020, compared to 3.1 to 1.0 at December 31, 2019. The increase in working capital was driven by higher sales and increased inventory levels compared to the prior year. The decrease in the current ratio was primarily due to an increase in accounts payable due to timing of inventory purchases and an increase in the estimated excess cash flow principal payment related to the Company's debt agreement.
At December 31, 2020, borrowings under the Company’s ABL Agreement were $27.3 million and $262.6 million was outstanding under the Term Loan. At December 31, 2019, borrowings under the Company’s ABL Agreement were $32.8 million and $270.2 million was outstanding under the Term Loan.
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
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. In 2020, the Company's inventory levels did not significantly decrease during the fourth quarter. The higher inventory levels at December 31, 2020 were a result of increased inventory purchases to meet higher expected demand in 2021. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2020 inventory turnover was 3.1 times, or 117 days, as compared to 2.9 times, or 128 days, for the three months ended December 31, 2019. The improvement was a result of an increase in consumer demand for certain products beginning in the second quarter of 2020.
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

As of December 31, 2020 and 2019, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2020	December 31, 2019
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(27,302)	(32,822)
Standby letters of credit	(2,698)	(2,288)
Total availability under the ABL agreement	$120,000	$114,890
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

The current and non-current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2020	December 31, 2019
Current portion of Term Loan facility:
Term Loan facility payment	$—	$2,750
Estimated Excess Cash Flow principal payment	19,120	7,145
Estimated unamortized debt issuance costs	(1,463)	(1,482)
Total Current portion of Term Loan facility	$17,657	$8,413

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$243,485	$260,293
Estimated unamortized debt issuance costs	(4,508)	(6,012)
Total Non-current portion of Term Loan facility	$238,977	$254,281

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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2020 was 1.52%. In addition, the Company paid a commitment fee that ranged from 0.250% to 0.375% on the unused portion of the ABL Agreement during the year ended December 31, 2020.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.50% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2020 was 4.5%.

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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2020. The Company expects that it will continue to borrow and repay funds, subject to availability, under the ABL Agreement based on working capital and other corporate needs.
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

The following is the Company’s consolidated adjusted EBITDA, for the last four fiscal quarters:

Consolidated adjusted EBITDA for the four quarters ended
December 31, 2020
(in thousands)

Three months ended December 31, 2020	$32,458
Three months ended September 30, 2020	29,228
Three months ended June 30, 2020	12,388
Three months ended March 31, 2020	3,252
Consolidated adjusted EBITDA	$77,326
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

The following is a reconciliation of net (loss) income as reported to consolidated adjusted EBITDA for the years ended December 31, 2020 and 2019 and each fiscal quarter of 2020 and 2019:

	Three Months Ended				Year Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
			(in thousands)
Net (loss) income as reported	$(28,164)	$(3,977)	13,913	$15,221	$(3,007)
Subtract out:
Undistributed equity (earnings) losses, net	(339)	848	(147)	(1,620)	(1,258)
Add back:
Income tax (benefit) provision	(3,729)	3,031	3,711	6,853	9,866
Interest expense	4,736	4,230	4,128	4,183	17,277
Depreciation and amortization	6,234	6,061	6,090	6,279	24,664
Mark to market loss (gain) on interest rate derivatives	2,251	164	(99)	(172)	2,144
Goodwill and other impairments	20,100	—	—	—	20,100
Stock compensation expense	1,326	1,420	1,575	1,630	5,951
Acquisition related expenses	47	55	57	126	285
Restructuring expenses (benefit)	—	253	—	(42)	211
Warehouse relocation expenses	790	303	—	—	1,093
Consolidated adjusted EBITDA	$3,252	$12,388	$29,228	$32,458	$77,326

Consolidated adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Consolidated adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in (earnings) losses, income tax (benefit) provision, interest expense, depreciation and amortization, mark to market loss (gain) on interest rate derivatives, goodwill and other impairments, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.

	Three Months Ended				Year Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019
			(in thousands)
Net loss as reported	$(4,867)	$(11,513)	$(13,519)	$(14,516)	$(44,415)
Subtract out:
Undistributed equity losses (earnings), net	116	69	210	(738)	(343)
Add back:
Income tax (benefit) provision	(2,458)	(5,795)	15,066	(5,704)	1,109
Interest expense	4,922	5,044	5,539	5,275	20,780
Depreciation and amortization, net	6,359	6,290	6,122	6,344	25,115
Mark to market loss (gain) on interest rate derivatives	—	(350)	(367)	315	(402)
Impairment of goodwill	—	—	9,748	33,242	42,990
Stock compensation expense	907	1,193	1,505	1,436	5,041
SKU Rationalization(1)	—	8,500	—	—	8,500
Acquisition and divestment related expenses	151	—	—	55	206
Restructuring expenses (1)	608	173	338	316	1,435
Integration charges (1)	174	695	235	159	1,263
Warehouse relocation expenses (1)	215	—	881	1,689	2,785
Consolidated adjusted EBITDA, before limitation	$6,127	$4,306	$25,758	$27,873	$64,064
Permitted non-recurring charge limitation (1)					$(8,929)
Consolidated adjusted EBITDA					$55,135

(1)Permitted non-recurring charges include restructuring expenses, integration charges, warehouse relocation costs, and SKU Rationalization. These are permitted exclusions from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.

Capital expenditures
Capital expenditures for the year ended December 31, 2020 were $2.1 million.
Derivatives
Interest Rate Swap Agreements
The Company's net total outstanding notional value of interest rate swaps was $100 million at December 31, 2020.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value was $75.0 million at December 31, 2020.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2020. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e., 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The Company's foreign exchange contracts, that had been designed as hedges in order to apply hedge accounting, matured in April 2020. At December 31, 2020, the Company had no outstanding foreign exchange contracts. The aggregate gross notional values of foreign exchange contracts at December 31, 2019 was $7.3 million.
The Company is exposed to market risks, as well as changes in foreign currency exchange rates, as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and, as of December 31, 2020, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Dividends
Dividends were declared in 2020 and 2019 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 12, 2019	May 1, 2019	May 15, 2019
$0.0425	June 27, 2019	August 1, 2019	August 15, 2019
$0.0425	August 6, 2019	November 1, 2019	November 15, 2019
$0.0425	November 7, 2019	January 31, 2020	February 14, 2020
$0.0425	March 10, 2020	November 16, 2020	December 16, 2020
$0.0425	June 25, 2020	August 3, 2020	August 17, 2020
$0.0425	August 4, 2020	November 2, 2020	November 16, 2020
$0.0425	November 3, 2020	January 29, 2021	February 12, 2021

On March 9, 2021, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 17, 2021 to shareholders of record on May 3, 2021.

Cash provided by operating activities
Net cash provided by operating activities was $44.8 million in 2020, compared to $29.9 million in 2019 and $19.2 million in 2018. The increase from 2020 compared to 2019 was attributable to an increase in net income, most significantly before goodwill impairment, partially offset by an increase in working capital primarily attributable to the timing of collections related to accounts receivables. The change from 2019 compared to 2018 was primarily attributable to timing of collections related to accounts receivables.
Cash used in investing activities
Net cash used in investing activities was $2.1 million in 2020, compared to $9.2 million in 2019 and $224.2 million in 2018. The change in 2020 as compared to the corresponding 2019 period was primarily attributable to higher capital expenditures in the 2019 period resulting from the Company's U.K. reorganization and warehouse consolidation efforts. The 2018 investing activity includes the cash consideration paid for the acquisition of Filament and capital expenditures related to the Company’s relocation of its west coast distribution facility.
Cash (used in) provided by financing activities
Net cash (used in) provided by financing activities was $(18.2) million in 2020 compared to $(16.9) million in 2019 and $205.3 million in 2018. During 2020 and 2019, the Company utilized cash generated to repay a portion of its outstanding debt related to its Term Loan and credit facility. In 2018, the change in financing activities was attributable to the new Debt Agreements entered into in order to finance the acquisition of Filament in 2018.

CONTRACTUAL OBLIGATIONS
As of December 31, 2020, the Company’s contractual obligations were as follows (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$146,290	$18,112	$36,375	$35,688	$56,115
Finance leases	203	127	62	14	—
Short-term debt	19,120	19,120	—	—	—
Long-term debt	270,787	—	27,302	243,485	—
Interest on debt	38,876	13,783	24,571	522	—
Minimum royalty payments	26,771	10,045	10,800	683	5,243
Post-retirement benefits	7,963	431	929	852	5,751
Total	$510,010	$61,618	$100,039	$281,244	$67,109

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
The Company’s functional currency is the U.S. dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the U.K., Mexico, Canada, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2020, approximately 10% of the Company’s net sales revenue was in foreign currencies, compared to 11% for the year ended December 31, 2019. These sales were primarily denominated in U.K. pounds, Euros and Canadian dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an approximately $1.6 million increase in SG&A expenses.
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e., 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The Company's foreign exchange contracts, that had been designed as hedges in order to apply hedge accounting, matured in April 2020. At December 31, 2020, the Company had no outstanding foreign exchange contracts. The aggregate gross notional values of foreign exchange contracts at December 31, 2019 was $7.3 million.

The Company’s ABL Agreement and Term Loan bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the LIBOR, the Prime Rate or the Federal Funds Rate; therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into interest rate swap agreement in April 2018 to manage interest rate exposure in connection with its variable interest rate borrowings with an aggregate notional value of $75.0 million at December 31, 2020. In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2020. As of December 31, 2020, approximately $189.9 million of the Company’s debt carries a variable rate of interest, as compared to $178.0 million at December 31, 2019. The remainder of the debt at December 31, 2020 (approximately $100.0 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $2.8 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve occur.
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
Item 8. Financial Statements and Supplementary Data
The Company’s consolidated financial statements as of and for the year ended December 31, 2020 in Item 15 commencing on page F-1 are incorporated herein by reference.
The following tables set forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2020. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the Notes to such statements appearing elsewhere in this Annual Report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period:

	Year ended December 31, 2020
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$145,070	$150,140	$224,750	$249,209
Gross margin	52,934	54,168	78,792	88,104
(Loss) income from operations	(25,245)	4,296	21,506	24,413
Net (loss) income	(28,164)	(3,977)	13,913	15,221
Basic (loss) income per common share	(1.36)	(0.19)	0.66	0.73
Diluted (loss) income per common share	(1.36)	(0.19)	0.65	0.70

	Year ended December 31, 2019
	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
Net sales	$149,926	$142,536	$215,502	$226,938
Gross margin	54,321	44,019	72,941	83,910
(Loss) income from operations	(2,287)	(12,545)	6,929	(15,492)
Net loss	(4,867)	(11,513)	(13,519)	(14,516)
Basic loss per common share	(0.24)	(0.56)	(0.66)	(0.70)
Diluted loss per common share	(0.24)	(0.56)	(0.66)	(0.70)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2020, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that:

• Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and acquisitions and dispositions of the assets of the Company;

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lifetime Brands, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lifetime Brands, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lifetime Brands, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 10, 2021 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Jericho, New York
March 10, 2021

Item 9B. Other Information
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
The information required under these items is contained in the Company’s 2021 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)See Financial Statements and Financial Statement Schedule on page F-1.
(b)Exhibits:
Exhibit Index

No.	Description

2.1
Agreement and Plan of Merger, dated as of December 22, 2017, by and among the Company, TPP Acquisition I Corp., TPP Acquisition II LLC, Taylor Parent, LLC, Taylor Holdco, LLC, and CP Taylor GP, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 29, 2017) Holdco, LLC, and CP Taylor GP, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 29, 2017)

3.1	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2016)

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2016)

4.1
Description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.1	License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Company’s registration statement No. 33-40154 on Form S-1)(P)

10.2
Fourth Amended and Restated Employment Agreement, dated as of June 27, 2019, between the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019)*

10.3
First Amendment to the Fourth Amended and Restated Employment Agreement, dated as of October 11, 2019, between the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.4
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Daniel Siegel, effective April 13, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.5
Lease Agreement, dated as of May 10, 2006, between AG Metropolitan Endo, L.L.C and the Company for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2006)

10.6
First Amendment to the Lease Agreement, dated as of September 26, 2006, between AG Metropolitan Endo, L.L.C and the Company for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.7	Amended and Restated 2000 Long-Term Incentive Plan, dated June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2018)*

10.8
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

10.10	Amended and Restated 2000 Incentive Bonus Compensation Plan, effective as of June 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2017)*

10.11
Amended and Restated 2000 Incentive Bonus Compensation Plan, effective as of June 25, 2020 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2020 and incorporated by reference herein)

10.12
Amended and Restated Employment Agreement, dated September 10, 2015, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2015)*

10.13
Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.14
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Laurence Winoker, effective April 13, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.15
Amendment No. 1 dated September 5, 2007 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.16
Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 11, 2007)

10.17
Amendment No. 1 dated September 5, 2007 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.18
Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.19	Asset Purchase Agreement between Mikasa, Inc. and the Company, dated as of June 6, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008)

10.20
Share Purchase Agreement, dated November 4, 2011, by and among the Company and Creative Tops Holding Limited and Creative Tops Far East Limited (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 8, 2011)

10.21
Senior Secured Credit Agreement, dated as of July 27, 2012, by and among the Company, the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)

10.22
Amendment No. 1 to the Senior Secured Credit Agreement, dated as of November 13, 2012, by and among the Company, the Subsidiary Guarantors party thereto, the Swap Agreement Counterparty, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed June 27, 2013)

10.23
Amendment No. 2 to the Senior Secured Credit Agreement, dated as of June 21, 2013, by and among the Company, the Subsidiary Guarantors party thereto, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 27, 2013)

10.24
Share Purchase Agreement relating to Thomas Plant (Birmingham) Limited, dated January 15, 2014, by and among the Company and Andrew Plant, Richard Plant, Peter Bushell, and Sally Wright (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 17, 2014)

10.25
Deed of Variation and Settlement, dated April 1, 2015, by and among the Company and Andrew Plant, Richard Plant, Peter Bushell, and Sally Wright (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2015)

10.26
Employment Agreement, dated as of November 8, 2017, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.27
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.28
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Daniel Siegel, effective April 13, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.29
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of November 8, 2017, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.30	Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2016)

10.31
Receivables Purchase Agreement, dated as of September 30, 2016 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2016)

10.32
Lease Agreement (Single Tenant Facility), dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.33
Voting Agreement, dated as of December 22, 2017, by and among Taylor Parent, LLC, and Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and Clifford Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2017)

10.34
Employment Agreement, dated as of December 22, 2017, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2017)*

10.35
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.36	Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Robert B. Kay, effective April 13, 2020

10.37
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.38
Stockholders Agreement, dated as of March 2, 2018, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.39
Amendment to Stockholders Agreement, dated as of October 11, 2019, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.40
Letter Agreement and Joinder, dated as of November 9, 2018, by and among the Company, Taylor Parent, LLC and Centre Capital Investors V, LP. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 15, 2018)

10.41
Credit Agreement, dated as of March 2, 2018, by and among the Company, the other Borrowers from time to time party thereto, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.42
Loan Agreement, dated as of March 2, 2018, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.43
Amendment No.1 to the Receivables Purchase Agreement, dated as of October 9, 2020 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser

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
Date: March 10, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	March 10, 2021
Robert B. Kay	(Principal Executive Officer)

/s/ Laurence Winoker	Senior Vice President – Finance,	March 10, 2021
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey Siegel	Executive Chairman of the Board of Directors	March 10, 2021
Jeffrey Siegel

/s/ Rachael Jarosh	Director	March 10, 2021
Rachael Jarosh

/s/ John Koegel	Director	March 10, 2021
John Koegel

/s/ Cherrie Nanninga	Director	March 10, 2021
Cherrie Nanninga

/s/ Craig Phillips	Director	March 10, 2021
Craig Phillips

/s/ Veronique Gabai-Pinsky	Director	March 10, 2021
Veronique Gabai-Pinsky

/s/ Bruce Pollack	Director	March 10, 2021
Bruce Pollack

/s/ Michael J. Regan	Director	March 10, 2021
Michael J. Regan

/s/ Michael Schnabel	Director	March 10, 2021
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lifetime Brands, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (and subsidiaries) (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company has a 30% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $20.0 million and $21.3 million as of December 31, 2020 and 2019, respectively, and the Company’s equity in the net income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $1.5 million in 2020, $0.5 million in 2019 and $0.9 million in 2018. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the reports of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Trade names

Description of the Matter
At December 31, 2020, the Company’s intangible assets consist of goodwill in the U.S. reporting unit with a carrying value of $30.3 million and two indefinite-lived trade names in the U.S. reportable segment with an aggregated carrying value of $49.6 million. As discussed in Note 7 of the audited consolidated financial statements, the Company tests goodwill and indefinite-lived trade names for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the fair value of goodwill or the indefinite-lived trade names is less than its carrying amount. During the current year, the Company recognized a goodwill impairment charges of $19.1 million in the U.S. reporting unit and $1.0 million of an indefinite-lived trade name in the U.S. reportable segment.

Auditing management’s annual and interim goodwill and indefinite-lived trade names impairment tests was complex as valuation of the reporting unit and indefinite-lived trade names involves considerable management judgment and estimation. For goodwill, the Company estimated the fair value of the reporting unit using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. The discounted cash flow method is largely dependent upon estimates made by management with respect to significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital For the guideline public company method, the significant assumptions related to the selection of the appropriate guideline companies and related valuation multiples used in the analysis. For indefinite-lived trade names, significant assumptions used in management’s fair value analysis included future net sales for the related brands, royalty rates, and the cost of capital. These assumptions are forward-looking. Changes in market, industry and company-specific conditions could materially impact the determination of the fair value of these assets and the measurement of the impairments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of goodwill and indefinite-lived trade names. This included testing management’s review controls relating to the Company’s valuation models and significant assumptions, described above.

As part of our audit, we assessed the methodologies and significant assumptions used for the purposes of performing the impairment tests, among other procedures. We evaluated our historical experience with management’s effort in producing accurate projections of revenue growth and profitability by comparing its historical projections to the Company’s actual performance. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the valuations. We assessed the appropriateness of the Company’s projections by comparing them to general and sector-specific market expectations. We engaged our valuation specialists to assess the reasonableness of the cost of capital, the valuation models and significant assumptions used in the valuation of the U.S. reporting unit and the indefinite-lived trade names. In order to reflect the uncertainty inherent in the projections, we inspected the sensitivity analyses performed by the Company and performed our own sensitivity analyses by increasing or decreasing the significant assumptions and evaluated the potential outcome for the U.S. reporting unit and the indefinite-lived trade names in the U.S. reportable segment. For the guideline public company method, we evaluated the reasonableness of the selected guideline public companies and the resulting market multiples calculation. In addition, we tested the reconciliation of the fair value of the reporting units developed by management to the stock market capitalization of the Company as of the valuation date and evaluated the implied control premium for reasonableness.

Estimation of Variable Consideration

Description of the Matter
For the year ended December 31, 2020, the Company reported net sales of $769.2 million. As described in Note 2 of the audited consolidated financial statements, the Company offers various sales incentives and promotional programs to its customers in the normal course of business. These sales incentives and promotional spending, typically including cooperative advertising, buydowns, volume discounts and discounts, represent variable consideration and are reflected as reductions in net sales in the Company’s consolidated statements of operations. While a majority of the sales incentives and promotions are contractually agreed upon with the Company’s customers, certain discounts require the Company to estimate the sales incentive and promotions based on historical experience and other known factors or as the most likely amount in a range of possible outcomes.

Auditing the Company’s measurement of the variable consideration associated with discounts is challenging because the calculation involves subjective estimates of future price concessions, number of units sold by distributors and product returns. Changes in these assumptions can have a material effect on the amount of net sales recognized.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the estimation of variable consideration. Among others, we tested management’s review controls over the determination of significant assumptions used in estimating the variable consideration. We also tested controls over management’s review of the completeness and accuracy of the underlying data used in the analysis.

Among other procedures, we inspected the sales contracts and communications between the sales department and customers that were used to support the estimation of the variable consideration. For a sample of transactions, we performed detailed transactional testing of customer deductions to validate the timing and amount of the sales allowances recorded. We performed corroborative inquiries of sales division executives to evaluate the ongoing sales promotions and spending needs at year end. Additionally, we performed retrospective analyses over management’s historical estimates in order to assess the reasonableness of how the Company measures certain variable consideration discounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.
Jericho, New York
March 10, 2021

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands - except share data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,963	$11,370
Accounts receivable, less allowances of $17,013 at December 31, 2020 and $9,681 at December 31, 2019	170,037	128,639
Inventory	203,164	173,427
Prepaid expenses and other current assets	12,129	14,140
Income taxes receivable	—	1,577
TOTAL CURRENT ASSETS	421,293	329,153
PROPERTY AND EQUIPMENT, net	23,120	28,168
OPERATING LEASE RIGHT-OF-USE ASSETS	96,543	106,871
INVESTMENTS	20,032	21,289
INTANGIBLE ASSETS, net	244,025	280,471
OTHER ASSETS	2,468	4,071
TOTAL ASSETS	$807,481	$770,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$17,657	$8,413
Accounts payable	66,095	36,173
Accrued expenses	80,050	52,060
Income taxes payable	4,788	—
Current portion of operating lease liabilities	11,480	10,661
TOTAL CURRENT LIABILITIES	180,070	107,307
OTHER LONG-TERM LIABILITIES	16,483	12,214
INCOME TAXES PAYABLE, LONG-TERM	1,444	1,217
OPERATING LEASE LIABILITIES	102,355	112,180
DEFERRED INCOME TAXES	10,714	13,685
REVOLVING CREDIT FACILITY	27,302	32,822
TERM LOAN	238,977	254,281
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at December 31, 2020 and 2019; shares issued and outstanding: 21,755,195 at December 31, 2020 and 21,255,660 at December 31, 2019	218	213
Paid-in capital	268,666	263,386
Retained earnings	424	7,173
Accumulated other comprehensive loss	(39,172)	(34,455)
TOTAL STOCKHOLDERS’ EQUITY	230,136	236,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$807,481	$770,023
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands – except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$769,169	$734,902	$704,542
Cost of sales	495,171	479,711	448,785
Gross margin	273,998	255,191	255,757
Distribution expenses	72,845	72,543	69,716
Selling, general and administrative expenses	155,872	161,618	162,933
Goodwill and other impairments	20,100	42,990	2,205
Restructuring expenses	211	1,435	2,324
Income (loss) from operations	24,970	(23,395)	18,579
Interest expense	(17,277)	(20,780)	(18,004)
Mark to market (loss) gain on interest rate derivatives	(2,144)	402	—
Loss on early retirement of debt	—	—	(66)
Income (loss) before income taxes and equity in earnings	5,549	(43,773)	509
Income tax provision	(9,866)	(1,109)	(2,889)
Equity in earnings, net of taxes	1,310	467	660
NET LOSS	$(3,007)	$(44,415)	$(1,720)
BASIC LOSS PER COMMON SHARE	$(0.14)	$(2.16)	$(0.09)
DILUTED LOSS PER COMMON SHARE	$(0.14)	$(2.16)	$(0.09)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net loss	$(3,007)	$(44,415)	$(1,720)
Other comprehensive (loss) income, net of tax:
Translation adjustment	(2,062)	(292)	(5,906)
Less: Amount reclassified	235	—	—
Total translation loss	(1,827)	(292)	(5,906)
Deferred gains (losses) on cash flow hedges:
Fair value adjustment, net of tax of $(803), $347 and $38	(3,273)	1,212	161
Less: Settlement of cash flow hedges	984	(209)	(14)
Total deferred (losses) gains on cash flow hedges	(2,289)	1,003	147
Effect of retirement benefit obligations:
Net (loss) income arising from retirement benefit obligations, net of tax of $(259), $(251) and $93	(680)	(601)	373
Less: amortization of loss included in net loss, net of tax of $52, $34 and $23	79	51	95
Total effects of retirement benefit obligations	(601)	(550)	468
Other comprehensive (loss) income, net of tax	(4,717)	161	(5,291)
Comprehensive loss	$(7,724)	$(44,254)	$(7,011)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2017	14,903	$149	$178,909	$60,546	$(29,325)	$210,279
Comprehensive (loss) income:
Net loss	—	—	—	(1,720)	—	(1,720)
Translation adjustment	—	—	—	—	(5,906)	(5,906)
Derivative fair value adjustment	—	—	—	—	147	147
Effect of retirement benefit obligations	—	—	—	—	468	468
Total comprehensive loss						(7,011)
Restricted shares granted to directors	46	—	—	—	—	—
Net issuance of restricted shares granted to employees	211	2	(2)	—	—	—
Issuance of 5,593,116 shares of common stock for acquisition of Filament, net of equity issuance costs	5,593	56	75,914	—	—	75,970
Stock compensation expense	—	—	4,091	—	—	4,091
Net exercise of stock options	58	1	285	—	—	286
Shares effectively repurchased for required employee withholding taxes	(47)	—	(560)	—	—	(560)
Dividends (1)	—	—	—	(3,562)	—	(3,562)
BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493
Comprehensive (loss) income:
Net loss	—	—	—	(44,415)	—	(44,415)
Translation adjustment	—	—	—	—	(292)	(292)
Derivative fair value adjustment	—	—	—	—	1,003	1,003
Effect of retirement benefit obligations	—	—	—	—	(550)	(550)
Total comprehensive loss						(44,254)
Performance shares issued to employees	67	1	(1)			—
Net issuance of restricted shares granted to employees and directors	416	4	(4)	—	—	—
Stock compensation expense	—	—	5,021	—	—	5,021
Net exercise of stock options	53	1	131	—	—	132
Shares effectively repurchased for required employee withholding taxes	(44)	(1)	(398)	—	—	(399)
Dividends (1)	—	—	—	(3,676)	—	(3,676)
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
Comprehensive loss:
Net loss	—	—	—	(3,007)	—	(3,007)
Translation adjustment	—	—	—	—	(1,827)	(1,827)
Derivative fair value adjustment	—	—	—	—	(2,289)	(2,289)
Effect of retirement benefit obligations	—	—	—	—	(601)	(601)
Total comprehensive loss						(7,724)
Performance shares issued to employees	62	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	525	5	(5)	—	—	—
Stock compensation expense	—	—	5,916	—	—	5,916
Net exercise of stock options	3	—	27	—	—	27
Shares effectively repurchased for required employee withholding taxes	(91)	(1)	(657)	—	—	(658)
Dividends (1)	—	—	—	(3,742)	—	(3,742)
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
(1)Cash dividend declared per share of common stock, were $0.17, $0.17 and $0.17 in 2018, 2019 and 2020, respectively.
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net loss	$(3,007)	$(44,415)	$(1,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,664	25,115	23,329
Goodwill and other impairments	20,100	42,990	2,205
Amortization of financing costs	1,774	1,748	1,543
Mark to market loss (gain) on interest rate derivatives	2,144	(402)	—
Deferred rent	—	—	57
Non-cash lease expense	2,379	1,047	—
Provision for doubtful accounts, net of (recoveries)	3,291	(163)	338
Deferred income taxes	(1,861)	(1,073)	2,086
Stock compensation expense	5,951	5,041	4,135
Undistributed equity (earnings), net of taxes	(1,258)	(343)	(545)
Loss on early retirement of debt	—	—	66
SKU Rationalization	—	8,500	—
Contingent consideration fair value adjustment	—	—	(1,774)
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(43,760)	(2,096)	7,682
Inventory	(28,979)	(7,455)	(13,819)
Prepaid expenses, other current assets and other assets	1,088	(3,855)	540
Accounts payable, accrued expenses and other liabilities	55,721	5,108	(3,153)
Income taxes receivable	1,577	(135)	(1,442)
Income taxes payable	4,989	260	(353)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,813	29,872	19,175
INVESTING ACTIVITIES
Purchases of property and equipment	(2,082)	(9,169)	(7,902)
Filament acquisition, net of cash acquired	—	—	(216,527)
Net proceeds from sale of property	—	—	249
NET CASH USED IN INVESTING ACTIVITIES	(2,082)	(9,169)	(224,180)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	129,244	345,494	268,912
Repayments of revolving credit facility	(135,463)	(355,730)	(320,767)
Proceeds from Term Loan	—	—	275,000
Repayments of Term Loan	(7,583)	(2,750)	(2,063)
Proceeds from short term loan	—	—	216
Payments from short term loan	—	—	(278)
Payment of financing costs	—	—	(11,171)
Payment of equity issuance costs	—	—	(936)
Cash dividends paid	(3,651)	(3,571)	(3,273)
Payments for finance lease obligations	(152)	(92)	(77)
Proceeds from the exercise of stock options	27	132	286
Payments of tax withholding for stock based compensation	(658)	(399)	(561)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(18,236)	(16,916)	205,288
Effect of foreign exchange on cash	98	(64)	(236)
INCREASE IN CASH AND CASH EQUIVALENTS	24,593	3,723	47
Cash and cash equivalents at beginning of year	11,370	7,647	7,600
CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,963	$11,370	$7,647
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Organization and business
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumers purchasing moderately priced kitchenware, tableware and housewares, are sold through virtually every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (who may resell the Company’s products through their websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own websites.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K.
The accompanying consolidated financial statements include estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most significant of these estimates and assumptions relate to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of goodwill, tangible and intangible assets, stock-based compensation expense, estimates for unpaid healthcare claims, derivative valuations, accruals related to the Company’s tax positions and tax valuation allowances. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Risk and uncertainties
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
Foreign currency gains and losses included within selling, general and administrative expenses were a $0.5 million gain in 2020, a $0.1 million gain in 2019, and a $0.5 million loss in 2018.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Revenue recognition
The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are primarily recognized at the point in time the customer obtains control of the products, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.
The Company offers various sales incentives and promotional programs to its customers in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and returns are reflected as reductions of revenue at the time of sale. See NOTE 2 — REVENUE for additional information.
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
Prior to January 1, 2019, depreciation associated with certain tooling used to produce products was recorded in selling, general and administrative expenses in the consolidated statement of operations. The amount recorded in cost of sales for the year ended December 31, 2020 and 2019 was $1.0 million and $1.4 million, respectively. The impact on the comparative periods presented is immaterial and therefore, the comparative periods have not been adjusted to reflect this change in accounting policy.
Distribution expenses
Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $15.4 million, $15.5 million and $14.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Handling costs of products sold are included in cost of sales.
Advertising expenses
Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $3.4 million, $4.0 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Accounts receivable
The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments, taking into consideration customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impact of the COVID-19 pandemic in 2020. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers.
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
December 31, 2020
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

Property and equipment
Property and equipment is stated at cost. Equipment under finance leases is recorded at the present value of the total minimum lease payments. Property and equipment, other than leasehold improvements and equipment under finance leases, are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years, machinery and equipment and computer hardware and software are depreciated over periods ranging from 3 years to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Equipment under finance leases are amortized over the shorter of the lease term or the assets' useful lives. Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the end of the period are classified as construction in progress.
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
During the years ended December 31, 2020, 2019 and 2018, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 20%, 16% and 14% of consolidated net sales, respectively. During the years ended December 31, 2020 and 2019, sales to Costco Wholesale Corporation (“Costco”) accounted for 11% of consolidated net sales. During the year ended December 31, 2020, Amazon.com Inc., (“Amazon”), accounted for 10% of consolidated net sales. Sales to Walmart, Costco and Amazon are included in the Company's U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
Fair value measurements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s consolidated financial statements relate to the Company’s annual goodwill and other intangible asset impairment tests and derivatives, described in NOTE 7 — GOODWILL AND INTANGIBLE ASSETS and NOTE 9 — DERIVATIVES, respectively.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Derivatives
The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The change in the fair value of hedges are included in accumulated other comprehensive income (loss) and is subsequently recognized in the Company’s consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the consolidated statements of operations.
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
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the FASB's Accounting Standards Update No. (“ASU”) Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. See NOTE 7 — GOODWILL AND INTANGIBLE ASSETS for further discussion regarding goodwill impairment.
The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. See NOTE 7 — GOODWILL AND INTANGIBLE ASSETS for further discussion regarding impairment of indefinite lived intangibles.
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
Share-based compensation
The Company accounts for its share-based compensation arrangements in accordance with ASC Topic 718, Compensation: Stock-based Compensation, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period. Forfeitures are accounted for as they occur.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Performance share awards are initially valued at the Company’s closing stock price on the date of grant. Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals, as determined by the Compensation Committee of the Board of Directors, by the end of the performance period. Compensation expense for performance awards is recognized over the vesting period and will vary based on remeasurement during the performance period. If achievement of the performance metrics is not probable of achievement during the performance period, compensation expense is reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The performance share awards vest at the end of a three year period, as determined by the Compensation Committee.
The Company bases the estimated fair value of restricted stock awards on the date of grant. The estimated fair value is determined based on the closing price of the Company’s common stock on the date of grant multiplied by the number of shares awarded. Compensation expense is recognized on a straight-line basis over the vesting period.
Leases
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other long-term liabilities. The Company's finance leases are not material to the Company’s consolidated balance sheets.
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
Restructuring expenses
Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. A liability has been incurred at the communication date for severance. Charges associated with lease terminations, related to restructuring activities, are recognized at the effective date of the lease modification.
During the years ended December 31, 2019 and 2018, the Company's U.S. segment incurred $0.7 million and $2.1 million, respectively, of restructuring expense related to the integration of Filament, of which $0.1 million was accrued at December 31, 2019.
During the year ended December 31, 2020, the Company's International segment incurred $0.2 million of restructuring expenses related to severance associated with the strategic reorganization of the International segment’s product development and sales workforce. The strategic reorganization was the result of the Company's efforts for product development efficiencies and an international sales approach tailored to countries.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
During the years ended December 31, 2019, and 2018, the Company's International segment incurred $0.7 million and $0.2 million, respectively, of restructuring expense primarily related to the integration of its legal entities operating in Europe. The Company had no international restructuring accrual as of December 31, 2020 and December 31, 2019.
The Company does not expect to incur any additional restructuring charges for these efforts.
Commitments and Contingencies
The Company is subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable.
Adopted Accounting Pronouncements
On April 10, 2020, the FASB staff issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic (the “Question-and-Answer Document”). The guidance allows concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. The Company adopted the guidance on April 1, 2020 and elected to account for COVID-19-related rent concessions that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee not as lease modifications. See NOTE 4 — LEASES for additional information on the Company’s adoption of this guidance.
Accounting Pronouncements to be Adopted in Future Periods
Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies the application of U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The impact of the adoption is not expected to have a material impact on the Company's consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate that is expected to be discontinued as a result of reference rate reform. The guidance was effective upon issuance and may be applied prospectively to contract modifications and hedging relationships entered into or evaluated as of any date from March 12, 2020 but no later than December 31, 2022. The Company has not yet applied the guidance in this ASU and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
NOTE 2 — REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free on Board ("FOB") Shipping Point, or equivalent, and, as such, the Company primarily

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $3.9 million, $3.6 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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
Payment terms vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. As a result of the COVID-19 pandemic, beginning in the first quarter of 2020 and lasting through the fourth quarter of 2020, many of the Company's customers that operate retail locations temporarily closed their stores voluntarily or as mandated by government stay at home orders. In response to these closings, the affected customers have requested extended payment terms. The Company has been working with these customers to address their temporary extended payment requests.
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
U.S. segment
Kitchenware	$426,883	$354,331	$330,110
Tableware	141,113	156,061	168,781
Home Solutions	115,543	133,779	110,223
Total U.S. segment	683,539	644,171	609,114
International segment
Kitchenware	69,322	62,845	59,657
Tableware	16,308	27,886	35,771
Total International segment	85,630	90,731	95,428
Total net sales	$769,169	$734,902	$704,542

	Year ended December 31,
	2020	2019	2018
		(in thousands)
United States	$658,285	$612,762	$575,158
United Kingdom	54,364	62,991	65,852
Rest of World	56,520	59,149	63,532
Total net sales	$769,169	$734,902	$704,542

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 3 —ACQUISITIONS

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
The acquisition was being accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”), which established a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value. ASC Topic 805 allows the acquiring company to adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values during a measurement period, generally up to one year from the date of the acquisition.
The goodwill and other intangible assets are included in the U.S. segment. Customer relationships and certain trade names, which are included in intangible assets, net, are amortized on a straight-line basis over their estimated useful lives (see NOTE 7 — GOODWILL AND INTANGIBLE ASSETS). Goodwill results from such factors as an assembled workforce. The total amount of goodwill is not expected to be deductible for tax purposes.
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
Unaudited Pro forma Results
The following unaudited pro forma financial information presents the results of the Company as if the acquisition of Filament had occurred on January 1, 2018.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The unaudited pro forma results do not include any revenue or cost reductions that may be achieved through the business combination or the impact of non-recurring items directly related to the business combination.

Year ended December 31,
2018
(In thousands, except per share data)
Net sales	$730,353
Income before income taxes and equity in earnings	2,439
Net loss	(267)
Basic and diluted loss per common share	$(0.01)
The unaudited pro forma results are not necessarily indicative of the operating results that would have occurred if the Filament acquisition had been completed as of the date for which the pro forma financial information is presented. In addition, the unaudited pro forma results do not purport to project the future consolidated operating results of the combined company.
NOTE 4 — LEASES

The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments that do not depend on changes in index rates or payments based on usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.
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
The components of lease costs for the year ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease costs (1):
Fixed lease expense	$18,181	$18,898
Variable lease expense	3,798	$4,571
Total	$21,979	$23,469
(1) Expenses are recorded in selling, general and administrative expenses.
Rent and related expenses under operating leases was $18.4 million for the years ended December 31, 2018.
Supplemental cash flow information for the year ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,802	$17,851
Total	$15,802	$17,851

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	Year Ended December 31,
	2020	2019
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$0	$118,447
Total	$0	$118,447
Included in machinery, furniture and equipment at each of December 31, 2020 and 2019 is $0.4 million and $0.3 million, respectively, related to assets recorded under finance leases. Included in accumulated depreciation and amortization at December 31, 2020 and December 31, 2019 is $0.2 million and $0.1 million, respectively, related to assets recorded under finance leases.
In response to the COVID-19 pandemic, the Company negotiated COVID-19-related rent concessions for several of its leased properties. The majority of these rent concessions were in the form of deferred rent payments for one or more months. For these rent concessions the Company elected to account for these as if no changes to the lease were made and continued to recognize the straight-line lease expense for these leases in accordance with the FASB Question-and-Answer Document. COVID-19-related deferred rent payments at December 31, 2020 were $1.0 million and were recorded in accrued expenses in the condensed consolidated balance sheet at December 31, 2020. In addition, there were a limited number of rent concessions obtained by the Company in the form of rent abatement and changes in lease terms. These lease modifications were accounted for as a resolution to a contingency that fixes previously variable lease payments which resulted in the remeasurement of the right-of-use asset and lease liability. The remeasurement of the right-of-use and lease liability did not have a material effect on our consolidated financial statements or results of operations.
The aggregate future lease payments for operating leases as of December 31, 2020 were as follows (in thousands):

Operating
2021	$18,112
2022	18,199
2023	18,176
2024	17,857
2025	17,831
Thereafter	56,115
Total lease payments	146,290
Less: Interest	(32,455)
Present value of lease payments	$113,835
The Company expects to make payments related to the deferrals obtained as a result of COVID-19-related rent concessions of $1.0 million in 2021, per the updated terms of the applicable lease agreements.
Average lease terms and discount rates were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	8.2	9.1
Weighted-average discount rate
Operating leases	6.2%	6.2%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 5 — SALE OF ACCOUNTS RECEIVABLE
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivables (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $30.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and automatically extends for annual successive terms unless terminated. Either party may terminate the agreement at any time upon 60 days prior written notice to the other party. Pursuant to this agreement, the Company sold $159.4 million and $115.4 million of Receivables during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, $24.7 million and $20.9 million, respectively, of receivables sold are outstanding and are due to HSBC Bank USA from customers. A charge of $0.4 million and $0.6 million related to the sale of the Receivables is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.
NOTE 6 — EQUITY INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Vasconia, an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2020, 2019 and 2018 in the accompanying consolidated statements of operations.
The value of the Company’s investment balance has been translated from Mexican pesos (“MXN”) to U.S. dollars (“USD”) using the spot rate of MXN 19.88 and MXN 18.91 at December 31, 2020 and 2019, respectively.
The Company's proportionate share of Vasconia's net income (loss) has been translated from MXN to USD using the following exchange rates:

	Year Ended December 31,
	2020	2019	2018
Average exchange rate (MXN to USD)	19.91 - 23.31	19.11 - 19.42	18.71 - 19.81
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a decrease of the investment of $2.7 million during the year ended December 31, 2020 and a decrease of the investment of $1.6 million during the year ended December 31, 2019. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $52,000, $124,000 and $115,000, from Vasconia during the years ended December 31, 2020, 2019 and 2018, respectively.

The amounts due to and due from Vasconia as of December 31, 2020 and 2019 are as follows (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	December 31, 2020	December 31, 2019
Amounts due from Vasconia	Prepaid expenses and other current assets	$55	$63
Amounts due to Vasconia	Accrued expenses and Accounts payable	$(91)	(77)

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Summarized income statement information for the years ended December 31, 2020, 2019 and 2018, as well as summarized balance sheet information as of December 31, 2020 and 2019, for Vasconia, calculated in accordance with U.S. GAAP, in USD and MXN is as follows:

	Year Ended December 31,
	2020		2019		2018
	(in thousands)
	USD	MXN	USD	MXN	USD	MXN
Income Statement
Net sales	$156,391	$3,330,855	$159,746	$3,074,398	$179,547	$3,456,852
Gross profit	24,947	540,244	34,032	654,342	36,891	711,941
(Loss) income from operations	(102)	6,674	8,620	165,287	11,402	222,115
Net income	5,566	108,678	1,757	28,892	2,887	57,590

	December 31,
	2020		2019
	(in thousands)
	USD	MXN	USD	MXN
Balance Sheet
Current assets	$94,820	$1,885,323	$94,263	$1,782,170
Non-current assets	$100,140	$1,991,116	110,908	2,096,880
Current liabilities	$69,241	$1,376,742	74,095	1,400,883
Non-current liabilities	$48,419	$962,723	50,037	946,014
The Company recorded equity in earnings of Vasconia, net of taxes, of $1.5 million, $0.5 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Equity in earnings in 2018 includes deferred tax benefit of $0.1 million due to a change in the tax basis of the investment as a result of the Tax Act.
As of December 31, 2020, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $32.8 million. The carrying value of the Company’s investment in Vasconia was $20.0 million.
Lifetime Brands Do Brasil Participacoes Ltda., a 100% owned subsidiary of Lifetime Brands, Inc., was dissolved on May 5, 2020. The subsidiary held a note receivable relating to the 2016 sale of its 40% equity interest in GS International S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil, which was accounted for as an equity method investment. The final installment due on the note receivable was received prior to dissolution of the subsidiary. Foreign currency translation losses of $0.2 million, which were previously recorded as a component of stockholder’s equity within accumulated other comprehensive loss, were recognized in earnings upon dissolution of this subsidiary during the year ended December 31, 2020. The Company included this loss within equity in earnings (losses), net of taxes.
In February 2012, the Company entered into a joint venture, Grand Venture Holdings Limited (“Grand Venture”), with Manweal Development Limited (“Manweal”), a Chinese corporation, to distribute Mikasa® products in China, which included an initial investment by the Company of $0.5 million. The Company and Manweal each own 50% of Grand Venture and have rights and obligations proportionate to their ownership percentages. The Company accounts for its investment in Grand Venture using the equity method of accounting and has recorded its proportionate share of Grand Venture’s net loss as equity in earnings (losses) in the Company’s consolidated statements of operations. Due to the operating losses the Company evaluated the carrying value of its investment for other-than temporary impairment under the equity method of accounting and recorded an impairment charge of approximately $0.2 million during the year ended December 31, 2018. As of December 31, 2020 and 2019, the Company had a carrying value of zero in Grand Venture.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The Company’s intangible assets consist of the following (in thousands):

	Year Ended December 31,
	2020				2019
	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$49,371	$(19,100)	$—	$30,271	$92,361	$(42,990)	$—	$49,371
Indefinite -lived intangible assets:
Trade names (1)	50,600	(1,000)	—	49,600	58,216	—	—	58,216
Finite -lived intangible assets:
Licenses	15,847		(10,742)	5,105	15,847		(10,287)	5,560
Trade names (1)	52,030		(20,874)	31,156	43,986		(17,337)	26,649
Customer relationships	177,801		(54,008)	123,793	176,602		(40,605)	135,997
Other	6,582		(2,482)	4,100	6,546		(1,868)	4,678
Total	$352,231	$(20,100)	$(88,106)	$244,025	$393,558	$(42,990)	$(70,097)	$280,471

(1) During 2020, as part of the Company’s annual impairment analysis of indefinite-lived trade names it was determined that certain of the Company’s trade names, previously estimated to contribute to cash flows indefinitely, have definite lives. Accordingly, these trade names were reclassified from indefinite-lived to finite-lived or amortizable intangible assets as of October 1, 2020. These trade names are being amortized over an estimated useful life of 18 years.
A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2020, 2019 and 2018 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2017	$72,707	$15,772	$88,479
Acquisition of goodwill	—	78,795	78,795
Acquisition of trade names	61,500	—	61,500
Acquisition of customer relationships	124,430	—	124,430
Acquisition of other intangible assets	5,367	—	5,367
Foreign currency translation adjustment	(1,524)	(672)	(2,196)
Amortization	(15,323)	—	(15,323)
Impairment of goodwill	—	(2,205)	(2,205)
Goodwill and Intangible Assets, December 31, 2018	247,157	91,690	338,847
Purchase price adjustment	—	972	972
Foreign currency translation adjustment	786	(301)	485
Amortization	(16,843)	—	(16,843)
Impairment of goodwill	—	(42,990)	(42,990)
Goodwill and Intangible Assets, December 31, 2019	231,100	49,371	280,471
Foreign currency translation adjustment	607	—	607
Amortization	(16,953)	—	(16,953)
Impairment of indefinite -lived intangible assets	(1,000)	—	(1,000)
Impairment of goodwill	—	(19,100)	(19,100)
Goodwill and Intangible Assets, December 31, 2020	$213,754	$30,271	$244,025

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2020 are as follows:

Years
Trade names	16
Licenses	33
Customer relationships	14
Other	10
Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2021	$17,014
2022	17,014
2023	16,971
2024	16,387
2025	16,121
Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $17.0 million, $16.8 million and $15.3 million, respectively.
Goodwill impairment test
The Company reviews goodwill and other intangibles that have indefinite lives for impairment annually as of October 1st or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. Projected net sales, projected EBITDA and terminal growth rates were determined to be significant assumptions because they are three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. For the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies and related valuation multiples used in the market analysis.
Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in the Company's stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or results of operations. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, an impairment charge will be recorded to reduce the reporting unit to fair value. The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. The significant assumptions used in the relief from royalty model are future net sales for the related brands, royalty rates and the cost of capital to determine the fair value of the indefinite lived intangibles.
International Reporting Unit
The carrying value of the goodwill for the International reporting unit was zero as of December 31, 2020.
During 2019 several impairment indicators for the European kitchenware business were considered by the Company including the continued uncertainties of the macro-environment in Europe as a result of the then-ongoing Brexit negotiations. In addition, the Company considered the decline in operating performance for the European kitchenware business, which included slower fulfillment of orders and labor inefficiencies associated with setting up the new warehouse in the U.K. These factors resulted in a decline in the long-term forecast for the European kitchenware business.

In the third quarter of 2019, the Company performed an interim assessment of its European kitchenware business by comparing the fair value of the reporting unit with its carrying value as of September 30, 2019. The Company performed the analysis using a discounted cash flow and market multiple approach. Based upon the analysis performed, the Company recognized a $9.7 million non-cash goodwill impairment charge during the third quarter of 2019. The goodwill impairment charge was the result of a decline in operating performance and reduced expectations for future cash flows of the European kitchenware business. The fair value of the business was approximately 30.1% below its carrying value as of September 30, 2019.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
U.S. Reporting Unit
During the first quarter of 2020, as a result of the economic downturn caused by the COVID-19 pandemic, the Company performed an interim assessment of the goodwill for the U.S. reporting unit as of March 31, 2020, by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company recognized a non-cash goodwill impairment charge of $19.1 million during the first quarter of 2020. The goodwill impairment charge resulted from, among other factors, the uncertain market conditions arising from the COVID-19 pandemic, which impacted the Company's market capitalization, as well as a reduction of forecasted future cash flows associated with the effects of the COVID-19 pandemic. The fair value of the U.S. reporting unit was approximately 3.9% below its carrying value as of March 31, 2020.
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2020 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2020, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill.
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
As of December 31, 2020, the Company assessed the carrying value of goodwill and determined, based on qualitative factors, that no further impairment existed for goodwill.

In 2019, the Company recognized a non-cash goodwill impairment charge of $33.2 million, during the three months ended December 31, 2019. The Company performed the analysis using a discounted cash flow and market multiple method. The goodwill impairment charge resulted from, among other factors, a sustained decline in the Company's market capitalization observed in the fourth quarter of 2019. The fair value of the U.S, reporting unit was approximately 6.1% below its carrying value at October 1, 2019.
Annual indefinite-lived trade name impairment test
The Company values its indefinite-lived trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.
During the first quarter of 2020, as a result of the economic decline caused by the COVID-19 pandemic, the Company determined its indefinite-lived trade names had indicators for impairment. As a result, the Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade names and performed an interim quantitative impairment analysis as of March 31, 2020, by comparing the fair value of the indefinite-lived trade names to their respective carrying values. As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event, the Company determined that certain of its indefinite-lived intangible assets in the U.S. segment were impaired. As a result, the Company recorded a $1.0 million non-cash impairment charge during the first quarter of 2020.
The Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade name assets annual October 1, 2020 impairment test. As of October 1, 2020, the Company completed the quantitative impairment analysis by comparing the fair value of the indefinite-lived trade names to their respective carrying value. The Company determined that the fair value of all its indefinite-lived trade names were above their respective carrying values. While the indefinite-lived trade names were not determined to be impaired, the indefinite-lived trade names are at risk of future impairment in the event the trade names do not perform as projected or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.

As of December 31, 2020, the Company assessed the carrying value of its indefinite-lived trade names and determined based on qualitative factors that no impairment existed.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

NOTE 8 — DEBT
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

As of December 31, 2020 and 2019, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2020	December 31, 2019
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(27,302)	(32,822)
Standby letters of credit	(2,698)	(2,288)
Total availability under the ABL Agreement	$120,000	$114,890
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
The current and non-current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2020	December 31, 2019
Current portion of Term Loan facility:
Term Loan facility payment	$—	$2,750
Estimated Excess Cash Flow principal payment	19,120	7,145
Estimated unamortized debt issuance costs	(1,463)	(1,482)
Total Current portion of Term Loan facility	$17,657	$8,413

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$243,485	$260,293
Estimated unamortized debt issuance costs	(4,508)	(6,012)
Total Non-current portion of Term Loan facility	$238,977	$254,281
As of December 31, 2020, the future principal payments of the Term Loan are $19.1 million, due in 2021 and $243.5 million, due at loan maturity in 2025. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2020 was 1.52%. In addition, the Company paid a commitment fee that ranged from 0.250% to 0.375% on the unused portion of the ABL Agreement during the year ended December 31, 2020.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.50% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2020 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2020. The Company expects that it will continue to borrow and repay funds, subject to availability, under the ABL Agreement based on working capital and other corporate needs.
Other Credit Agreements
In 2019, a subsidiary of the Company held a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to $18.0 million Chinese renminbi ($2.6 million). The HSBC Facility was subject to annual renewal and may have been used to fund general working capital needs of the Company’s subsidiary, which is a trading company in the China. Borrowings under the HSBC Facility were guaranteed by the Company and were granted at the sole discretion of HSBC. No borrowings were outstanding under the HSBC Facility at December 31, 2019. The credit facility was not renewed as of December 31, 2020.
NOTE 9 — DERIVATIVES
Interest Rate Swap Agreements
The Company's net total outstanding notional value of interest rate swaps was $100 million at December 31, 2020.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value was $75.0 million at December 31, 2020.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2020. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases short-term (i.e., 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The Company's foreign exchange contracts, that had been designed as hedges in order to apply hedge accounting, matured in April 2020. At December 31, 2020, the Company had no outstanding foreign exchange contracts. The aggregate gross notional values of foreign exchange contracts at December 31, 2019 was $7.3 million.

The Company is exposed to market risks, as well as changes in foreign currency exchange rates, as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and, as of December 31, 2020, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2020	2019
Interest rate swaps	Prepaid expenses	$—	$427
	Other assets	—	1,267
	Accrued expenses	504	—
	Other Long-Term Liabilities	1,034	—
Foreign exchange contracts	Accrued expenses	—	180

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2020	2019
Interest rate swaps	Other assets	$—	$402
	Other Long-Term Liabilities	1,742	—
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The amounts of the gains and (losses), realized and unrealized, net of taxes, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive (loss) income as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2020	2019	2018
Interest rate swaps	$(2,406)	$1,120	$161
Foreign exchange contracts	117	(117)	—
Total	$(2,289)	$1,003	$161
Realized gains or (losses) on the interest rate swaps are reclassified into earnings as interest expense as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the year ended December 31, 2020.
Realized gains or (losses) on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the year ended December 31, 2020, the Company reclassified $1.0 million of cash flow hedges in other comprehensive losses to earnings. This comprised of a charge of $1.2 million related to interest rate swaps recognized in interest expense and a gain of $0.2 million related to foreign exchange contracts recognized in cost of sales. At December 31, 2020, the estimated amount of existing losses expected to be reclassified into earnings within the next 12 months was $1.0 million.
During the year ended December 31, 2019, the Company reclassified $0.2 million of cash flow hedges in other comprehensive losses to earnings. This comprised of $0.3 million related to interest rate swaps recognized in interest expense and a gain of $0.5 million related to foreign exchange contracts recognized in cost of sales.
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of Gain or (Loss)	2020	2019	2018
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$(2,144)	$402	$—
	Interest expense	(327)	5	—
		$(2,471)	$407	$—
Foreign exchange contracts	Selling, general & administrative expense	$—	$—	$150

NOTE 10 — CAPITAL STOCK
Cash dividends
Dividends were declared in 2020 and 2019 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 12, 2019	May 1, 2019	May 15, 2019
$0.0425	June 27, 2019	August 1, 2019	August 15, 2019
$0.0425	August 6, 2019	November 1, 2019	November 15, 2019
$0.0425	November 7, 2019	January 31, 2020	February 14, 2020
$0.0425	March 10, 2020	November 16, 2020	December 16, 2020
$0.0425	June 25, 2020	August 3, 2020	August 17, 2020
$0.0425	August 4, 2020	November 2, 2020	November 16, 2020
$0.0425	November 3, 2020	January 29, 2021	February 12, 2021
On March 9, 2021, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 17, 2021 to shareholders of record on May 3, 2021.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Stock repurchase program
On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the years ended December 31, 2020, 2019 and 2018.
Preferred stock
The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2020.
Long-term incentive plan
The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 7,037,500 shares of common stock. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance-based awards and other stock-based awards. Options that have been granted under the Plan expire over a range of 5 years to 10 years from the date of grant and vest over a range of up to 4 years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to 4 years from the date of grant. Performance-based awards that have been granted under the Plan vest after 3 years based upon the attainment of specified performance goals. On June 25, 2020, the shareholders of the Company approved an amendment and restatement of the Company’s Amended and Restated 2000 Long Term Incentive Plan (the “Plan”). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 850,000 shares. As of December 31, 2020, there were 780,315 shares available for the grant of awards under the Plan.
Stock options
A summary of the Company’s stock option activity and related information for the three years ended December 31, 2020, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2017	1,456,200	$13.64
Grants	205,750	13.56
Exercises	(58,000)	4.93
Cancellations	(22,375)	16.95
Expirations	(32,750)	15.50
Options outstanding at December 31, 2018	1,548,825	13.87
Grants	296,500	9.21
Exercises	(75,000)	4.28
Cancellations	(19,625)	12.94
Expirations	(242,375)	13.95
Options outstanding at December 31, 2019	1,508,325	13.43
Grants	37,500	6.36
Exercises	(2,500)	10.79
Cancellations	(14,313)	11.09
Expirations	(242,112)	13.27
Options outstanding at December 31, 2020	1,286,900	13.28	4.7	$3,604
Options exercisable at December 31, 2020	986,607	$14.27	3.7	$2,035
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on December 31, 2020. The intrinsic value is

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2020 and the exercise price.
The total intrinsic value of those stock options that were exercised in the year ended December 31, 2020 was less than $0.1 million. The total intrinsic values of those stock options that were exercised in the years ended December 31, 2019 and 2018 were $0.3 million and $0.4 million, respectively. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.
Total unrecognized stock option compensation expense at December 31, 2020, before the effect of income taxes, was $0.6 million and is expected to be recognized over a weighted-average period of 1.3 years.
The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018, was $2.26, $2.77 and $4.47, respectively.
The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2020	2019	2018
Historical volatility	49%	35%	34%
Expected term (years)	6.3	6.0	6.0
Risk-free interest rate	0.45%	1.82%	2.72%
Expected dividend yield	2.67%	1.80%	1.22%
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2020 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2017	219,317	$17.12
Grants	223,884	13.25
Vested	(90,926)	17.14
Cancellations	(25,730)	14.96
Non-vested restricted shares, December 31, 2018	326,545	14.63
Grants	439,747	9.25
Vested	(148,414)	14.54
Cancellations	(24,537)	13.97
Non-vested restricted shares, December 31, 2019	593,341	10.70
Grants	534,940	5.94
Vested	(322,398)	10.64
Cancellations	(10,296)	9.06
Non-vested restricted shares, December 31, 2020	795,587	$7.54
Total unrecognized compensation expense remaining (in thousands)	$3,403
Weighted-average years expected to be recognized over	1.3
The total fair value of restricted stock that vested during the year ended December 31, 2020 was $2.3 million.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
A summary of the Company’s performance-based award activity and related information for the three years ended December 31, 2020 is as follows:

	Performance - based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, December 31, 2017	228,892	$16.49
Grants	182,300	12.81
Vested	(58,888)	14.84
Cancellations	(13,017)	15.95
Non-vested performance-based awards, December 31, 2018	339,287	14.82
Grants	158,525	9.19
Vested	(66,761)	15.69
Cancellations	(25,992)	15.44
Non-vested performance-based awards, December 31, 2019	405,059	12.43
Grants	106,275	6.36
Vested	(62,215)	18.45
Cancellations	(18,073)	15.49
Non-vested performance-based awards, December 31, 2020	431,046	$9.94
Total unrecognized compensation expense remaining (in thousands)	$1,144
Weighted-average years expected to be recognized over	1.5
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the year ended December 31, 2020 was $0.4 million.
On March 9, 2021, the Compensation Committee of the Board of Directors determined the performance goals set forth in the performance-based awards granted in 2018 were attained and 150,273 shares vested.
The Company recorded stock compensation expense as follows (in thousands):

	Year Ended December 31,
Stock Compensation Expense Components	2020	2019	2018
Equity based stock option expense	$570	$617	$691
Restricted and performance-based stock awards expense	5,346	4,404	3,400
Stock compensation expense for equity based awards	$5,916	$5,021	$4,091
Liability based stock option expense	35	20	44
Total Stock Compensation Expense	$5,951	$5,041	$4,135

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 11 — LOSS PER COMMON SHARE
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
The calculations of basic and diluted loss per common share for the years ended December 31, 2020, 2019 and 2018, are as follows:

	2020	2019	2018
	(in thousands - except per share amounts)
Net loss – Basic and Diluted	$(3,007)	$(44,415)	$(1,720)
Weighted-average shares outstanding – Basic	20,860	20,597	19,452
Effect of dilutive securities:
Stock options and other stock awards	—	—	—
Weighted-average shares outstanding – Diluted	20,860	20,597	19,452
Basic loss per common share	$(0.14)	$(2.16)	$(0.09)
Diluted loss per common share	$(0.14)	$(2.16)	$(0.09)
Antidilutive shares (1)	2,167	2,120	1,869
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 12 — INCOME TAXES
The components of income before income taxes and equity in earnings are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$18,012	$(21,311)	$5,455
Foreign	(12,463)	(22,462)	(4,946)
Total income (loss) before income taxes and equity in earnings	$5,549	$(43,773)	$509
The provision for income taxes (before equity in earnings) consists of:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$8,522	$906	$775
State and local	2,540	884	351
Foreign	665	392	(323)
Deferred	(1,861)	(1,073)	2,086
Income tax provision	$9,866	$1,109	$2,889
On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation which includes business tax provisions that impact taxes related to 2018, 2019 and 2020. Some of the significant tax law changes in accordance with the CARES Act are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, and accelerate the ability to claim refunds of Alternative Minimum Tax (“AMT”) credit carryforwards.
The CARES Act remedied certain aspects of the Tax Act such as accelerated depreciation recovery for assets defined as qualified improvement property and carryback of operating losses to fiscal tax years. The latter required carryback of Filament losses to pre-acquisition fiscal years ended March 31, 2017 and March 31, 2016, which resulted in a tax expense that exceeded the benefit received

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
from the various CARES Act provisions claimed by the Company. The Company received a tax refund of $2.3 million in the third quarter of 2020.
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 35% to 21%, adopting a quasi-territorial income tax system, imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on the deductibility of certain costs (e.g., interest expense). For the year ended December 31, 2017, the Company accrued $0.3 million of tax expense for the Tax Act’s one-time transition tax on the Company’s material wholly owned foreign subsidiaries’ accumulated, unremitted earnings and $3.0 million in provisional expense related to the net change in deferred tax assets stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%. As of December 31, 2018, the Company had completed the accounting for the effects of the Act. The Company had included the impact of the Act on its annual effective tax rate and has recorded an additional provision of $0.7 million primarily related to an adjustment to the estimated transition tax liability, including an uncertain tax position.
Since January 1, 2018, the Tax Act has subjected the Company to a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries, base erosion anti-abuse tax (“BEAT”), foreign derived intangible income tax (“FDII”), and IRC Section 163(j) interest limitation (“Interest Limitation”). Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company had elected to account for the GILTI tax as a current period expense. The Company did not have GILTI liability and was not subject to BEAT in 2020 and 2019. The tax impact of FDII was immaterial for 2020 and 2019. The Company was not subject to an interest limitation in 2020 and 2019, due to the favorable provisions provided under the CARES Act.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred income tax assets:
Operating lease liabilities	$27,502	$29,126
Stock options	2,178	2,660
Inventory	2,438	2,351
Operating loss carryforwards	9,894	8,041
Accounts receivable allowances	1,461	777
Accrued compensation	1,839	846
Deferred compensation	1,310	1,123
Other	3,061	911
Total deferred income tax assets	$49,683	$45,835
Deferred income tax liabilities:
Operating lease right-of-use assets	$(23,127)	$(25,084)
Fixed assets	(1,920)	(2,431)
Intangibles	(28,447)	(27,782)
Total deferred income tax liabilities	(53,494)	(55,297)
Net deferred income tax liability	(3,811)	(9,462)
Valuation allowance	(6,903)	(4,223)
Net deferred income tax liability	$(10,714)	$(13,685)

The Company has capital loss carryforwards of $7.7 million in foreign jurisdictions and $1.0 million in the U.S. federal jurisdiction at December 31, 2020 that are offset entirely by a valuation allowance.
The Company has net operating losses in foreign jurisdictions of $39.2 million and $11.8 million in state jurisdictions at December 31, 2020 that are offset entirely by a valuation allowance. The state net operating losses begin to expire in 2026.
All U.S. federal losses have been carried back as a result of the CARES Act and no carryforwards remain.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The provision for income taxes (before equity in earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2020	2019	2018
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	38.9	(1.7)	97.4
Foreign rate differences	(43.9)	2.1	(76.1)
Impairment of goodwill (1)	65.5	(20.8)	98.6
Non-deductible expenses	16.4	(1.2)	129.9
Tax Act- revaluation of net deferred tax assets and other	—	—	16.8
Tax Act- transition tax	—	—	43.0
Uncertain tax positions	4.0	(0.3)	302.8
Research and development credit	(7.2)	1.4	(18.5)
Federal return to provision	6.8	0.4	(27.5)
Loss of Filament pre-acquisition attributes due to CARES Act	8.6	—	—
Equity-based compensation	19.4	—	—
Valuation Allowance	48.3	(3.1)	(34.2)
Other	—	(0.3)	14.4
Provision for income taxes	177.8%	(2.5)%	567.6%
(1)In 2019, the rate for the impairment of goodwill was (20.8)% due to a pretax loss position.
The estimated values of the Company’s gross uncertain tax positions at December 31, 2020, 2019 and 2018 are liabilities of $1.6 million, $1.5 million and $2.0 million, respectively, and consist of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance at January 1	$(1,508)	$(1,975)	$(161)
Additions based on tax positions related to the current year	(149)	(29)	(626)
Additions based on tax positions related to the prior year	—	—	(1,302)
Reductions for tax position of prior years	9	496	114
Balance at December 31	$(1,648)	$(1,508)	$(1,975)
The Company had approximately $0.1 million and $0.1 million, net of federal and state tax benefit, accrued at December 31, 2020 and 2019, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.
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
The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2017. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Georgia, Illinois, Massachusetts, New Jersey, New York and the United Kingdom. At December 31, 2020, the periods subject to examination by the Company’s major state jurisdictions, except for New York State, are generally for the years ended 2016 through 2019. In certain jurisdictions Filament may have additional periods subject to examination. The Company’s 2015 U.S. Federal income tax return audit was completed as of June 30, 2020 with no assessments. The Company's New York State tax returns for years 2015-2016 remain under audit with no material assessments as of December 31, 2020.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
NOTE 13 — BUSINESS SEGMENTS
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

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
Net sales:
U.S.	$683,539	$644,171	$609,114
International	85,630	90,731	95,428
Total net sales	$769,169	$734,902	$704,542
Income from operations:
U.S. (1)(2)	$60,378	$19,826	$44,213
International (3)(4)	(12,835)	(22,962)	(5,395)
Unallocated corporate expenses	(22,573)	(20,259)	(20,239)
Total income from operations	$24,970	$(23,395)	$18,579
Depreciation and amortization:
U.S.	$20,018	$20,653	$18,840
International	4,646	4,462	4,489
Total depreciation and amortization	$24,664	$25,115	$23,329
Capital expenditures:
U.S.	$1,467	$2,078	$7,746
International	615	7,091	156
Total capital expenditures	$2,082	$9,169	$7,902
(1)In 2019 and 2018, income from operations for the U.S. segment includes $0.7 million and $2.1 million of restructuring expenses related to the U.S. restructuring plan and the Filament integration, respectively, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
(2)In 2020 and 2019, the Company recognized non-cash impairment charges of $20.1 million and $33.2 million, respectively, related to the U.S. segment as described in NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
(3)In 2020, 2019 and 2018, income from operations for the International segment includes $0.2 million, $0.7 million and $0.2 million, respectively, of restructuring expenses, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES.
(4)In 2019 and 2018, The Company recognized a $9.7 million non-cash goodwill impairment charge related to the European kitchenware business and a non-cash goodwill impairment charge of $2.2 million related to the European tableware business, respectively, as described in NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

	December 31,
	2020	2019
	(in thousands)
Assets:
U.S.	$661,321	$639,047
International	110,222	117,935
Unallocated corporate	35,938	13,041
Total assets	$807,481	$770,023

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	Year Ended December 31,
	2020	2019
	(in thousands)
Goodwill:
U.S.
Beginning balance	$49,371	$81,641
Purchase price adjustment	—	972
Impairment	(19,100)	(33,242)
Ending balance	30,271	49,371
International
Beginning balance	—	10,049
Foreign currency translation adjustment	—	(301)
Impairment	—	(9,748)
Ending balance	—	—
Total goodwill	$30,271	$49,371

Geographical information
The following table sets forth long-lived assets by the major geographic locations:

	December,
	2020	2019
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$16,985	$23,455
Mexico	20,032	21,288
United Kingdom	8,157	8,353
Rest of World	446	432
Total	$45,620	$53,528

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Royalties
The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2048. Future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31,
2021	$10,045
2022	10,091
2023	709
2024	582
2025	101
Thereafter	5,243
Total	$26,771

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. In February 2020, the tolling agreements were extended to November 2020. In November 2020, the tolling agreements were extended to November 2021. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements.

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

U.S. Customs and Border Protection matter

By letter dated August 26, 2019, the Company was advised that U.S. Customs and Border Protection ("CBP") had commenced an investigation, pursuant to 19,000 U.S.C. §1592, regarding the Company’s tariff classification of certain tableware and kitchenware. The issue centers on whether such merchandise meets the criteria for reduced duty rates as specified sets as those terms are defined in Chapter 69, Note 6(b), Harmonized Tariff System of the United States. The period of investigation is stated to be from August 26, 2014 to the present. Since being notified of the investigation, the Company has obtained a significant amount of evidence that, the

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Company believes, supports that the imported products were properly classified as specified sets. The Company's counsel filed a Lead Protest and Application for Further Review with CBP on February 5, 2020 (the "Lead Protest") relating to a single shipment made during the investigation period.

CBP approved the Company’s Lead Protest on June 8, 2020 stating that the specified set requirement was fulfilled with respect to the protested shipment based on information provided by the Company. Based on this decision, no additional duties will be owed for the seven tableware collections imported in this shipment.

The Company also compiled and submitted to CBP a complete set of supporting documents for three additional protests (for the remaining 29 tableware collections that were imported by the Company under the protested shipments). One of these three was approved on October 15, 2020; the other two remain pending. If the CBP approves these additional claims and accepts the evidence presented as it did with the Lead Protest, then no additional duties will be owed for the remaining protested shipments.

Because the period of investigation covers a five-year period, the Company is compiling supporting documentation packages for all tableware collections imported during this period.

In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $2.6 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $5.2 million for negligence and up to $10.4 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.

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
NOTE 15 — RETIREMENT PLANS
401(k) plan and other defined contribution plans
The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $19,500 ($26,000 for employees 50 years or over) for 2020. The Company suspended its matching contribution in 2009 as an expense savings measure. The Company’s United Kingdom-based subsidiary, Lifetime Brands Europe Limited, maintains a defined contribution pension plan.
Retirement benefit obligations
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. The obligations under the agreements with these former executives are unfunded and amounted to $8.0 million at December 31, 2020 and $7.3 million at December 31, 2019.
The discount rate used to calculate the retirement benefit obligations was 2.02% at December 31, 2020 and 2.88% at December 31, 2019. The retirement benefit obligations are included in accrued expenses and other long-term liabilities.
The Company expects to recognize $0.2 million of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2021.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year ending December 31,
2021	$431
2022	474
2023	455
2024	435
2025	417
2026 through 2030	1,845

NOTE 16 — OTHER
Inventory
The components of inventory are as follows:

	December 31,
	2020	2019
	(in thousands)
Finished goods	$194,209	$165,950
Work in process	45	61
Raw materials	8,910	7,416
Total	$203,164	$173,427

Property and equipment
Property and equipment (including finance leases) consist of:

	December 31,
	2020	2019
	(in thousands)
Machinery, furniture and equipment	$74,494	$73,634
Leasehold improvements	38,467	38,293
Computer hardware and software	36,997	35,458
Building and improvements	791	780
Construction in progress	87	337
Land	100	100
Total	150,936	148,602
Less: accumulated depreciation and amortization	(127,816)	(120,434)
Total	$23,120	$28,168
Depreciation and amortization expense of property and equipment for the years ended December 31, 2020, 2019 and 2018 was $7.4 million, $8.0 million and $8.0 million, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Long term liabilities
Long term liabilities consist of:

	December 31,
	2020	2019
	(in thousands)
Retirement benefit obligations	$7,534	$6,838
Other non-income tax liabilities	2,824	2,705
Derivative financial instruments	2,776	—
Unearned revenues	1,444	1,728
Deferred payroll non-income tax liabilities	1,261	—
Royalty obligation	475	878
Other long term obligations	169	65
Total	$16,483	$12,214
Accrued expenses
Accrued expenses consist of:

	December 31,
	2020	2019
	(in thousands)
Customer allowances and rebates	$30,913	$18,834
Compensation and benefits	19,016	10,542
Interest	749	334
Vendor invoices	6,536	3,428
Royalties	3,007	2,391
Commissions	1,380	894
Freight	6,669	3,263
Professional fees	2,060	1,941
Foreign exchange forward contracts	—	180
Restructuring	—	59
Other	9,720	10,194
Total	$80,050	$52,060
Supplemental disclosure of cash flow information

	Year Ended December 31,
	2020	2019	2018
		(in thousands)

Cash paid for interest	$15,476	$18,859	$16,319
Cash paid for taxes, net of refunds	5,161	2,057	2,599
Non-cash investing activities:
Translation adjustment	$(2,062)	$(292)	$(5,906)

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(34,019)	$(33,727)	$(27,821)
Translation adjustment during period	(2,062)	(292)	(5,906)
Amount reclassified from accumulated other comprehensive loss: (1)
Currency translation adjustment	235	—	—
Balance at end of year	$(35,846)	$(34,019)	$(33,727)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$1,164	$161	$14
Derivative fair value adjustment, net of tax	(3,273)	1,212	161
Amounts reclassified from accumulated other comprehensive loss: (2)
Settlement of cash flow hedges	984	(209)	(14)
Balance at end of year	$(1,125)	$1,164	$161
Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(1,600)	$(1,050)	$(1,518)
Net (loss) income arising from retirement benefit obligations, net of tax	(680)	(601)	373
Amount reclassified from accumulated other comprehensive loss:(3)
Amortization of loss, net of tax	79	51	95
Balance at end of year	$(2,201)	$(1,600)	$(1,050)
Total accumulated other comprehensive loss at end of period	$(39,172)	$(34,455)	$(34,616)
(1)Amount is recorded in equity in earnings on the consolidated statements of operations.
(2)Amounts reclassified are recorded in interest expense and cost of goods sold on the consolidated statements of operations.
(3)Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.

NOTE 17 — SUBSEQUENT EVENTS

Acquisition of Year and Day

On February 26, 2021, the Company acquired the business and certain assets of Year and Day, a designer and distributor of ceramic dinnerware, stainless steel flatware and Italian glassware.

Item 15(a)
LIFETIME BRANDS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

Description	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
Year ended Year ended December 31, 2020
Deducted from asset accounts:
Allowance for doubtful accounts	$1,333	$4,512		$(1,221)	(a)	$4,624
Reserve for sales returns and allowances	8,348	11,280	(c)	(7,239)	(b)	12,389
	$9,681	$15,792		$(8,460)		$17,013
Year ended Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$1,496	$536		$(699)	(a)	$1,333
Reserve for sales returns and allowances	6,359	6,390	(c)	(4,401)	(b)	8,348
	$7,855	$6,926		$(5,100)		$9,681
Year ended Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$1,158	$786		$(448)	(a)	$1,496
Reserve for sales returns and allowances	5,032	4,717	(c)	(3,390)	(b)	6,359
	$6,190	$5,503		$(3,838)		$7,855
(a)Uncollectible accounts written off, net of recoveries.
(b)Allowances granted.
(c)Charged to net sales.

S-1