Form 10-Q
period 2021-03-31
LIFETIME BRANDS, INC
filed 2021-05-06
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2021 was 21,979,942.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,641	$35,963
Accounts receivable, less allowances of $18,333 at March 31, 2021 and $17,013 at December 31, 2020	131,251	170,037
Inventory	210,265	203,164
Prepaid expenses and other current assets	10,128	12,129
TOTAL CURRENT ASSETS	382,285	421,293
PROPERTY AND EQUIPMENT, net	22,168	23,120
OPERATING LEASE RIGHT-OF-USE ASSETS	94,804	96,543
INVESTMENTS	21,135	20,032
INTANGIBLE ASSETS, net	239,927	244,025
OTHER ASSETS	2,109	2,468
TOTAL ASSETS	$762,428	$807,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$11,569	$17,657
Accounts payable	60,570	66,095
Accrued expenses	74,625	80,050
Income taxes payable	6,948	4,788
Current portion of operating lease liabilities	12,141	11,480
TOTAL CURRENT LIABILITIES	165,853	180,070
OTHER LONG-TERM LIABILITIES	15,694	16,483
INCOME TAXES PAYABLE, LONG-TERM	1,444	1,444
OPERATING LEASE LIABILITIES	100,349	102,355
DEFERRED INCOME TAXES	10,714	10,714
REVOLVING CREDIT FACILITY	—	27,302
TERM LOAN	234,968	238,977
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at March 31, 2021 and December 31, 2020; shares issued and outstanding: 21,979,942 at March 31, 2021 and 21,755,195 at December 31, 2020	220	218
Paid-in capital	268,127	268,666
Retained earnings	2,548	424
Accumulated other comprehensive loss	(37,489)	(39,172)
TOTAL STOCKHOLDERS’ EQUITY	233,406	230,136
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$762,428	$807,481
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$195,653	$145,070
Cost of sales	129,653	92,136
Gross margin	66,000	52,934
Distribution expenses	18,646	16,557
Selling, general and administrative expenses	38,108	41,522
Goodwill and other impairments	—	20,100
Income (loss) from operations	9,246	(25,245)
Interest expense	(4,014)	(4,736)
Mark to market gain (loss) on interest rate derivatives	498	(2,251)
Income (loss) before income taxes and equity in (losses) earnings	5,730	(32,232)
Income tax (provision) benefit	(2,416)	3,729
Equity in (losses) earnings, net of taxes	(247)	339
NET INCOME (LOSS)	$3,067	$(28,164)
BASIC INCOME (LOSS) PER COMMON SHARE	$0.15	$(1.36)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.14	$(1.36)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$3,067	$(28,164)
Other comprehensive income (loss), net of taxes:
Translation adjustment	1,829	(4,458)
Net change in cash flow hedges	(173)	(2,877)
Effect of retirement benefit obligations	27	20
Other comprehensive income (loss), net of taxes	1,683	(7,315)
Comprehensive income (loss)	$4,750	$(35,479)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
Comprehensive income (loss):
Net income	—	—	—	3,067	—	3,067
Translation adjustment	—	—	—	—	1,829	1,829
Net change in cash flow hedges	—	—	—	—	(173)	(173)
Effect of retirement benefit obligations	—	—	—	—	27	27
Total comprehensive income						4,750
Performance shares issued to employees	150	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	177	2	(2)	—	—	—
Stock compensation expense	—	—	1,439	—	—	1,439
Net exercise of stock options	44	—	184	—	—	184
Shares effectively repurchased for required employee withholding taxes	(146)	(1)	(2,159)	—	—	(2,160)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2021	21,980	$220	$268,127	$2,548	$(37,489)	$233,406

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
Comprehensive (loss) income:
Net loss	—	—	—	(28,164)	—	(28,164)
Translation adjustment	—	—	—	—	(4,458)	(4,458)
Net change in cash flow hedges	—	—	—	—	(2,877)	(2,877)
Effect of retirement benefit obligations	—	—	—	—	20	20
Total comprehensive loss						(35,479)
Performance shares issued to employees	62	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	220	2	(2)	—	—	—
Stock compensation expense	—	—	1,320	—	—	1,320
Shares effectively repurchased for required employee withholding taxes	(52)	(1)	(298)	—	—	(299)
Dividends (1)	—	—	—	(932)	—	(932)
BALANCE AT MARCH 31, 2020	21,486	$215	$264,405	$(21,923)	$(41,770)	$200,927

(1) Cash dividends declared per share of common stock were $0.0425 and $0.0425 in the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$3,067	$(28,164)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,958	6,234
Goodwill and other impairments	—	20,100
Amortization of financing costs	443	441
Mark to market (gain) loss on interest rate derivatives	(498)	2,251
Non-cash lease expense	(409)	702
Provision for doubtful accounts	17	2,844
Stock compensation expense	1,444	1,326
Undistributed equity in losses (earnings), net of taxes	247	(339)
Changes in operating assets and liabilities
Accounts receivable	38,961	43,957
Inventory	(6,479)	6,788
Prepaid expenses, other current assets and other assets	2,121	(401)
Accounts payable, accrued expenses and other liabilities	(10,746)	(18,148)
Income taxes receivable	—	(3,904)
Income taxes payable	2,156	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,282	33,687
INVESTING ACTIVITIES
Purchases of property and equipment	(674)	(1,222)
Acquisition	(178)	—
NET CASH USED IN INVESTING ACTIVITIES	(852)	(1,222)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	7,845	67,115
Repayments of revolving credit facility	(35,131)	(23,436)
Repayments of term loan	(10,477)	(688)
Payments for finance lease obligations	(45)	(25)
Payments of tax withholding for stock based compensation	(2,160)	(299)
Proceeds from the exercise of stock options	184	—
Cash dividends paid	(1,010)	(934)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(40,794)	41,733
Effect of foreign exchange on cash	42	(285)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,322)	73,913
Cash and cash equivalents at beginning of period	35,963	11,370
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,641	$85,283
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals and non-recurring adjustments, considered necessary for a fair presentation have been included.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2020 and 2019, net sales for the third and fourth quarters accounted for 62% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. The Company's inventory levels at March 31, 2021, did not decrease from the previous two quarters. The higher inventory levels are a result of increased inventory purchases to meet higher expected demand in 2021.
The Company’s current estimates contemplate current and expected future conditions, as applicable, however it is reasonably possible that actual conditions could differ from expectations, which could materially affect the Company’s results of operations and financial position.
Revenue recognition
The Company sells products wholesale, to retailers and distributors, and retail, directly to the consumer. Wholesale sales and retail sales are primarily recognized at the point in time the customer obtains control of the products, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.
The Company offers various sales incentives and promotional programs to its customers in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements and an estimate for products expected to be returned are reflected as reductions of revenue at the time of sale. See NOTE 2 —REVENUE to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Cost of sales
Cost of sales consist primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties, tooling, and other product procurement related charges.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Distribution expenses
Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Handling costs of products sold are included in cost of sales.
Accounts receivable
The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments, taking into consideration customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impacts of the COVID-19 pandemic. A considerable amount of judgment is required to assess the ultimate realization of these receivables, including assessing the initial and on-going creditworthiness of the Company’s customers.
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $40.6 million and $37.9 million of receivables during the three months ended March 31, 2021 and 2020, respectively. Charges of $0.1 million and $0.2 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and 2020, $25.6 million and $23.2 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
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
The components of inventory were as follows (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$201,226	$194,209
Work in process	185	45
Raw materials	8,854	8,910
Total	$210,265	$203,164

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Fair value of financial instruments
The Company determined that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its ABL Agreement and Term Loan (each as defined in NOTE 7 — DEBT to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) approximate fair value since such borrowings bear interest at variable market rates.
Derivatives
The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The changes in the fair value of hedges are included in accumulated other comprehensive loss and is subsequently recognized in the Company’s unaudited condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the Company’s unaudited condensed consolidated statements of operations.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of each long-lived asset exceeds the fair value of the asset. See NOTE 6 — INTANGIBLE ASSETS.
Leases
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other long-term liabilities. The Company's finance leases are not material to the Company’s condensed consolidated balance sheets.
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
During the three months ended March 31, 2021 and 2020, the Company did not incur any restructuring expenses.
Adoption of new accounting pronouncements
Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies the application of U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.7 million for the three months ended March 31, 2021 and 2020. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
U.S. segment
Kitchenware	$119,995	$79,274
Tableware	30,232	23,644
Home Solutions	25,954	26,290
Total U.S. segment	176,181	129,208

International segment	19,472	15,862
Total net sales	$195,653	$145,070

United States	$170,768	$124,727
United Kingdom	12,780	9,099
Rest of World	12,105	11,244
Total net sales	$195,653	$145,070

NOTE 3 —ACQUISITION
On February 26, 2021, the Company acquired the business and certain assets of Year & Day, a designer and distributor of ceramic dinnerware, stainless steel flatware and Italian glassware, for cash in the amount of $0.2 million. The assets and operating results of the Year & Day brand are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired which consistent of inventory $0.3 million and liabilities assumed of $0.1 million. The Year & Day acquisition did not have a material impact on the Company's consolidated statement of operations for the three months ended March 31, 2021.
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles.
The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expenses(1):
Fixed lease expense	$4,495	$4,814
Variable lease expense	978	995
Total	$5,473	$5,809

(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Supplemental cash flow information for lease related liabilities and assets for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,904	$4,112

	Three Months Ended March 31,
	2021	2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$847	$437
The aggregate future lease payments for operating leases as of March 31, 2021 were as follows (in thousands):

Operating
2021 (excluding the three months ending March 31, 2021)	$14,035
2022	18,394
2023	18,408
2024	18,098
2025	18,076
2026	17,503
Thereafter	38,912
Total lease payments	143,426
Less: Interest	(30,936)
Present value of lease payments	$112,490
At March 31, 2021, the deferred rent payments received for COVID-19 relief, were $0.2 million and were recorded in accrued expenses in the unaudited condensed consolidated balance sheet at March 31, 2021. These deferred rent payments are due in 2021, per the updated terms of the applicable lease agreements.
Average lease terms and discount rates were as follows:

March 31, 2021
Operating leases:
Weighted-average remaining lease term (years)	8.0
Weighted-average discount rate	6.2%

NOTE 5 —INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
for the three months ended March 31, 2021 and 2020 in the accompanying unaudited condensed consolidated statements of operations.
The value of the Company's investment balance has been translated from Mexican Pesos ("MXN") to U.S. Dollars ("USD") using the spot rates of MXN 20.51 and MXN 19.88 at March 31, 2021 and December 31, 2020, respectively.
The Company's proportionate share of Vasconia's net (loss) income has been translated from MXN to USD using the following exchange rates:

	Three Months Ended March 31,
	2021	2020
Average exchange rate (USD to MXN)	20.33	19.91
The effect of the translation of the Company’s investment, as well as the translation of Vasconia's balance sheet, resulted in an increase to the investment of $1.3 million and a decrease of $(1.5) million during the three months ended March 31, 2021 and 2020, respectively. These translation effects are recorded in accumulated other comprehensive loss.
Summarized income statement information for the three months ended March 31, 2021 and 2020 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
	USD	MXN	USD	MXN
Net sales	$53,606	$1,089,817	$31,795	$633,036
Gross profit	11,958	243,103	5,407	107,657
Income (loss) from operations	3,784	76,933	(550)	(10,948)
Net (loss) income	(770)	(15,661)	1,422	28,303

The Company recorded equity in (losses) eanings of Vasconia, net of taxes, of $(0.2) million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	March 31, 2021	December 31, 2020
Amounts due from Vasconia	Prepaid expenses and other current assets	$56	$55
Amounts due to Vasconia	Accrued expenses and Accounts payable	(243)	(91)

As of March 31, 2021 and December 31, 2020, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $31.8 million and $32.8 million, respectively. The carrying value of the Company’s investment in Vasconia was $21.1 million and $20.0 million as of March 31, 2021 and December 31, 2020, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$30,271	—	$30,271	$49,371	$(19,100)	$—	$30,271
Indefinite-lived intangible assets:
Trade names	49,600	—	49,600	50,600	(1,000)	—	49,600
Finite-lived intangible assets:
Licenses	15,847	(10,856)	4,991	15,847	—	(10,742)	5,105
Trade names	52,126	(21,720)	30,406	52,030	—	(20,874)	31,156
Customer relationships	178,075	(57,371)	120,704	177,801	—	(54,008)	123,793
Other	6,592	(2,637)	3,955	6,582	—	(2,482)	4,100
Total	$332,511	$(92,584)	$239,927	$352,231	$(20,100)	$(88,106)	$244,025
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
NOTE 7 — DEBT
The Company’s credit agreement, dated as of March 2, 2018 (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) that provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company's excess cash flow is based on the Company's Total Net Leverage Ratio (as defined in our debt agreements). When an Excess Cash Flow payment is required, lenders have the option to decline a portion or all of the prepayment amount. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan facility requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
As of March 31, 2021 and December 31, 2020, the total availability under the ABL Agreement was as follows (in thousands):

	March 31, 2021	December 31, 2020
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	—	(27,302)
Standby letters of credit	(3,391)	(2,698)
Total availability under the ABL Agreement	$146,609	$120,000
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
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2021	December 31, 2020
Current portion of Term Loan facility:
Term Loan facility payment	$—	$—
Estimated Excess Cash Flow principal payment	13,000	19,120
Estimated unamortized debt issuance costs	(1,431)	(1,463)
Total Current portion of Term Loan facility	$11,569	$17,657

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	239,128	$243,485
Estimated unamortized debt issuance costs	(4,160)	(4,508)
Total Non-current portion of Term Loan facility	$234,968	$238,977
The estimated Excess Cash Flow principal payment recorded at March 31, 2021 represents the Company's estimate for the 2022 Excess Cash Flow payment. The 2021 Excess Cash Flow payment, paid on March 30, 2021, totaled $10.5 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2020 of $19.1 million as certain lenders opted to not require payment per the terms of the debt agreements.
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
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. There were no outstanding borrowings under the ABL Agreement at March 31, 2021. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2021 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2021.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 8 — DERIVATIVES
Interest Rate Swap Agreements
The Company's total outstanding notional value of interest rate swaps was $94.0 million at March 31, 2021.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company's exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps were $69.0 million at March 31, 2021.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at March 31, 2021. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
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
The aggregate gross notional values of foreign exchange contracts at March 31, 2021 was $18.7 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of March 31, 2021, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swaps	Accrued expenses	449	504
	Other Long-Term Liabilities	794	1,034
Foreign exchange contracts	Accrued expenses	432	—

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swaps	Other Long-Term Liabilities	1,243	1,742
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
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss), net of taxes, as follows (in thousands):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2021	2020
Interest rate swaps	$222	$(3,094)
Foreign exchange contracts	(395)	217
	$(173)	$(2,877)
Realized gains and losses on the interest rate swaps are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the three months ended March 31, 2021.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended March 31, 2021, the Company reclassified $0.4 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.3 million related to realized interest rate swap losses and a loss of $0.1 million related to foreign exchange contracts recognized in cost of sales. At March 31, 2021, the estimated amount of existing losses expected to be reclassified into earnings within the next 12 months was $1.3 million.
During the three months ended March 31, 2020, the Company reclassified $0.1 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.2 million related to realized interest rate swap losses and a gain of $0.1 million related to foreign exchange contracts recognized in cost of sales.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Interest and mark to market gains (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain (loss)	2021	2020
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$498	$(2,251)
	Interest expense	(111)	(15)
		$387	$(2,266)

NOTE 9 — STOCK COMPENSATION
Option Awards
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2021 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2021	1,286,900	$13.28
Grants	48,000	14.18
Exercises	(166,400)	11.68
Expirations	(2,400)	19.10
Options outstanding, March 31, 2021	1,166,100	13.54	5.4	$2,666
Options exercisable, March 31, 2021	867,807	$14.72	4.3	$1,269
Total unrecognized stock option expense remaining (in thousands)	$762
Weighted-average years expected to be recognized over	1.7
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2021. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2021 and the exercise price.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2021 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2021	795,587	$7.54
Grants	176,914	14.18
Vested	(246,952)	7.03
Cancellations	(250)	9.76
Non-vested restricted shares, March 31, 2021	725,299	$9.33
Total unrecognized compensation expense remaining (in thousands)	$4,943
Weighted-average years expected to be recognized over	1.9
The total fair value of restricted stock that vested during the three months ended March 31, 2021 was $3.7 million
Performance shares
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
A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2021 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2021	431,046	$9.94
Grants	176,915	14.18
Vested	(150,273)	12.79
Cancellations	(21,208)	12.75
Non-vested performance-based awards, March 31, 2021	436,480	$10.54
Total unrecognized compensation expense remaining (in thousands)	$3,441
Weighted-average years expected to be recognized over	2.3
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the three months ended March 31, 2021 was $2.1 million.
At March 31, 2021, there were 399,327 shares available for awards that could be granted under the Plan, assuming maximum performance of performance-based awards.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock Compensation Expense Components	2021	2020
Equity based stock option expense	$124	$146
Restricted and performance-based stock awards expense	1,315	1,174
Stock compensation expense for equity based awards	$1,439	$1,320
Liability based stock option expense	5	6
Total Stock Compensation Expense	$1,444	$1,326

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
NOTE 10 —INCOME (LOSS) PER COMMON SHARE
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
The calculations of basic and diluted income (loss) per common share for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Net income (loss) – Basic and Diluted	$3,067	$(28,164)
Weighted-average shares outstanding – Basic	21,086	20,745
Effect of dilutive securities:
Stock options and other stock awards	685	—
Weighted-average shares outstanding – Diluted	21,771	$20,745
Basic income (loss) per common share	$0.15	$(1.36)
Diluted income (loss) per common share	$0.14	$(1.36)
Antidilutive Securities(1)	421	2,158
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 11— INCOME TAXES
Income tax provision of $2.4 million and an income tax benefit of $3.7 million for the three months ended March 31, 2021 and 2020, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 42.2% and an income tax benefit rate of 11.6%, respectively. The effective tax rate for the three months ended March 31, 2021 differs from the federal statutory income tax rate of 21% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective rate for the three months ended March 31, 2020 differs from the federal statutory income tax rate primarily due to the impact of the non-deductible portion of the goodwill impairment charge recorded in the three months ended March 31, 2020.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Georgia, Illinois, Massachusetts, New Jersey, New York and the United Kingdom. The Company's New York State tax returns for years 2015 and 2016 remain under audit with no material assessments as of March 31, 2021.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended March 31, 2021 and March 31, 2020.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
NOTE 12 – BUSINESS SEGMENTS
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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net sales
U.S.	$176,181	$129,208
International	19,472	15,862
Total net sales	$195,653	$145,070
Income (loss) from operations
U.S.	$17,107	$(13,880)
International	(2,150)	(6,734)
Unallocated corporate expenses	(5,711)	(4,631)
Income (loss) from operations	$9,246	$(25,245)
Depreciation and amortization
U.S.	$4,750	$5,062
International	1,208	1,172
Total depreciation and amortization	$5,958	$6,234

	March 31, 2021	December 31, 2020
	(in thousands)
Assets
U.S.	$632,780	$661,321
International	99,089	110,222
Unallocated corporate	30,559	35,938
Total Assets	$762,428	$807,481

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
NOTE 13 — CONTINGENCIES
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
March 31, 2021
(unaudited)
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $2.5 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $5.0 million for negligence and up to $10.0 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
NOTE 14 — OTHER
Cash dividends
Dividends declared in the three months ended March 31, 2021 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/9/2021	5/3/2021	5/17/2021
During the three months ended March 31, 2021, the Company paid dividends of $1.0 million. This included the payment made on February 12, 2021 of $0.9 million to shareholders of record on January 29, 2021 and payments of $0.1 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended March 31, 2021, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on May 17, 2021.
Supplemental cash flow information

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,472	$4,154
Cash paid for taxes, net of refunds	260	175
Non-cash investing activities:
Translation gain (loss) adjustment	$1,829	$(4,458)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(35,846)	$(34,019)
Translation income (loss) during period	1,829	(4,458)
Balance at end of period	$(34,017)	$(38,477)
Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(1,125)	$1,164
Change in unrealized losses	(554)	(2,996)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	381	119
Net change in cash flow hedges, net of taxes of $(19) and $(998)	(173)	(2,877)
Balance at end of period	$(1,298)	$(1,713)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(2,201)	$(1,600)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes	27	20
Balance at end of period	$(2,174)	$(1,580)
Total accumulated other comprehensive loss at end of period	$(37,489)	$(41,770)

(1)Amounts reclassified are recorded in interest expense and cost of sales on the unaudited condensed consolidated statement of operations.
(2)Amounts are recorded in selling, general and administrative expense on the unaudited condensed consolidated statements of operations.

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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements are set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) in Part I, Item 1A under the heading Risk Factors. Such risks, uncertainties and other important factors include, among others, risks related to:
•General economic factors and political conditions;
•Exit of the United Kingdom from the European Union;
•Tariffs;
•Port disruptions and higher transportation costs;
•Indebtedness and compliance with credit agreements;
•Access to the capital markets and credit markets;
•The credit-worthiness of our customers and the counterparties to our derivatives;
•Seasonality;
•Liquidity;
•Interest rates;
•Competition;
•Customer practices;
•Intellectual property, brands and licenses;
•Goodwill;
•International operations;
•Supply chain;
•Foreign exchange rates;
•International trade, including trade negotiations;
•Transportation;
•Product liability;
•Regulatory matters;
•Product development;
•Reputation;
•Technology;
•Cyber security;
•Personnel;

•Price fluctuations;
•Business interruptions;
•Projections;
•Fixed costs;
•Governance;
•Acquisition integration;
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
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve, and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks, and bakeware) and Tableware (dinnerware, stemware, flatware, and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor). In 2020, Kitchenware products and Tableware products accounted for approximately 83% of the Company’s U.S. segment’s net sales and 85% of the Company’s consolidated net sales.
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
EQUITY INVESTMENTS
The Company owns approximately 30% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three months ended March 31, 2021 and 2020 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2021, Vasconia’s Board of Directors is comprised of fourteen members of whom the Company has designated three members.
SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2020 and 2019, net sales for the third and fourth quarters accounted for 62% and 60% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. The Company's inventory levels at March 31, 2021, did not decrease from the previous two quarters. The higher inventory levels are a result of increased inventory purchases to meet higher expected demand in 2021.
Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
The COVID-19 pandemic has caused, and may continue to cause, shifts in some of the Company's selling and purchasing cycles as customers deviate from their historical ordering patterns.
RESTRUCTURING
During the three months ended March 31, 2021 and 2020, the Company did not incur any restructuring expenses.
RECENT DEVELOPMENTS
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s critical accounting policies and estimates discussed in the 2020 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.

RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	66.3	63.5
Gross margin	33.7	36.5
Distribution expenses	9.5	11.4
Selling, general and administrative expenses	19.5	28.6
Goodwill and other impairments	—	13.9
Income (loss) from operations	4.7	(17.4)
Interest expense	(2.1)	(3.2)
Mark to market gain (loss) on interest rate derivatives	0.3	(1.6)
Income (loss) before income taxes and equity in (losses) earnings	2.9	(22.2)
Income tax (provision) benefit	(1.2)	2.6
Equity in (losses) earnings, net of taxes	(0.1)	0.2
Net income (loss)	1.6%	(19.4)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 2020
Net Sales
Consolidated net sales for the three months ended March 31, 2021 were $195.7 million, representing an increase of $50.6 million, or 34.9%, as compared to net sales of $145.1 million for the corresponding period in 2020. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2021 average rates to 2020 local currency amounts, consolidated net sales increased by $49.6 million, or 34.0%, as compared to consolidated net sales in the corresponding period in 2020.
Net sales for the U.S. segment for the three months ended March 31, 2021 were $176.2 million, an increase of $47.0 million, or 36.4%, as compared to net sales of $129.2 million for the corresponding period in 2020.
Net sales for the U.S. segment’s Kitchenware product category were $120.0 million for the three months ended March 31, 2021, an increase of $40.7 million, or 51.3%, as compared to $79.3 million for the corresponding period in 2020. The increase was mainly driven by higher consumer demand, in both e-commerce and wholesale channels, for essential kitchen tools and gadgets, cutlery and board and bakeware products. The strong demand for these products have been a result of shifts in consumer purchasing patterns.
Net sales for the U.S. segment’s Tableware product category were $30.2 million for the three months ended March 31, 2021, an increase of $6.6 million , or 28.0%, as compared to $23.6 million for the corresponding period in 2020. The increase came from all product lines most notably on flatware sales from warehouse club programs and dinnerware sales from higher e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $26.0 million for the three months ended March 31, 2021, a decrease of $0.3 million, or 1.1%, as compared to $26.3 million for the corresponding period in 2020. The decrease was primarily driven by lower sales in the hydration product category due to a warehouse club program not repeating in 2021, partially offset by an increase in home décor and measurement product sales.
Net sales for the International segment were $19.5 million for the three months ended March 31, 2021, an increase of $3.6 million, or 22.6%, as compared to net sales of $15.9 million for the corresponding period in 2020. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $2.7 million, or 15.8%, as compared to consolidated net sales in the corresponding period in 2020. The increase in sales was primarily attributable to the continued recovery of sales to brick-and-mortar retailers to pre-pandemic levels, and an increase in e-commerce sales.

Gross margin
Gross margin for the three months ended March 31, 2021 was $66.0 million, or 33.7%, as compared to $52.9 million, or 36.5%, for the corresponding period in 2020.
Gross margin for the U.S. segment was $59.8 million, or 33.9%, for the three months ended March 31, 2021, as compared to $49.3 million, or 38.2%, for the corresponding period in 2020. The decrease in gross margin was primarily due to higher inbound freight costs, product mix and the 2020 quarter reflected a benefit from a duty exclusion on certain products.
Gross margin for the International segment was $6.2 million, or 31.8%, for the three months ended March 31, 2021, as compared to $3.6 million, or 22.9%, for the corresponding period in 2020. The increase in gross margin was driven by the comparable period being negatively impacted by higher sales allowances and allowances for excess inventory.
Distribution expenses
Distribution expenses for the three months ended March 31, 2021 were $18.6 million, as compared to $16.6 million for the corresponding period in 2020. Distribution expenses as a percentage of net sales were 9.5% for the three months ended March 31, 2021, as compared to 11.4% for the three months ended March 31, 2020.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.7% and 9.8% for the three months ended March 31, 2021 and 2020, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses distribution expenses were 8.9% and 9.8% for the three months ended March 31, 2021 and 2020, respectively. The improvement was a result of the leverage benefit of fixed costs on higher sales volume, partially offset by higher hourly labor rates.
Distribution expenses as a percentage of net sales for the International segment were 17.2% for the three months ended March 31, 2021, compared to 24.7% for the corresponding period in 2020. Distribution expenses during the three months ended March 31, 2020 include $0.8 million for the Company’s facility relocation costs. As a percentage of sales shipped from the Company’s U.K. warehouses, excluding the moving and relocation costs for U.K. operations, distribution expenses were 14.4% and 15.9% for the three months ended March 31, 2021 and 2020, respectively. The decrease was primarily attributed to an improvement in labor efficiencies as the prior period experienced inefficiencies associated with the setting up of the new U.K. warehouse.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2021 were $38.1 million, a decrease of $3.4 million, or 8.2%, as compared to $41.5 million for the corresponding period in 2020.
Selling, general and administrative expenses for the U.S. segment were $27.4 million for the three months ended March 31, 2021, as compared to $30.4 million for the corresponding period in 2020. As a percentage of net sales, selling, general and administrative expenses were 15.6% and 23.5% for the three months ended March 31, 2021 and 2020, respectively. The decrease was primarily attributable to lower estimates for bad debt expense and selling and facility expenses which was partially offset by an increase in incentive compensation.
Selling, general and administrative expenses for the International segment were $5.0 million for the three months ended March 31, 2021, as compared to $6.5 million for the corresponding period in 2020. The decrease was primarily attributable to lower estimates for bad debt expense, and lower employee expenses due to a reduction in headcount.
Unallocated corporate expenses for the three months ended March 31, 2021 were $5.7 million, as compared to $4.6 million for the corresponding period in 2020. The increase was driven by higher incentive compensation expense.
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
Interest expense
Interest expense was $4.0 million for the three months ended March 31, 2021 and $4.7 million for the three months ended March 31, 2020. The decrease in expense was a result of less debt outstanding.

Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.5 million for the three months ended March 31, 2021 as compared to a mark to market loss on interest rate derivatives of $2.3 million for the three months ended March 31, 2020. The mark to market amount represents the change in fair value on the Company's interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company's variable interest rate debt. The prior period loss was a result of significant declines in interest rates during that period. The intent of the Company is to hold these derivative contracts until their maturity. Therefore, the Company expects that this loss will reverse over time.
Income taxes
Income tax provision of $2.4 million and an income tax benefit of $3.7 million for the three months ended March 31, 2021 and 2020, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rate of 42.2% and an income tax benefit rate of 11.6%, respectively. The effective tax rate for the three months ended March 31, 2021 differs from the federal statutory income tax rate of 21% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended March 31, 2020 differs from the federal statutory income tax rate primarily due to the impact of the non-deductible portion of the goodwill impairment charge recorded in the three months ended March 31, 2020.
Equity in (losses) earnings
Equity in losses of Vasconia, net of taxes, was $0.2 million for the three months ended March 31, 2021, as compared to equity in earnings of Vasconia, net of taxes, of $0.3 million for the three months ended March 31, 2020. Vasconia reported income from operations of $3.8 million for the three months ended March 31, 2021, as compared to loss from operations of $0.5 million for the three months ended March 31, 2020. The increase in income from operations was primarily attributable to improved operating results in the current period in both Vasconia's kitchenware and aluminum divisions.
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
At March 31, 2021, the Company had cash and cash equivalents of $30.6 million, compared to $36.0 million at December 31, 2020. Working capital was $216.4 million at March 31, 2021, compared to $241.2 million at December 31, 2020. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $177.2 million at March 31, 2021.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company's inventory levels at March 31, 2021, did not decrease from the previous two quarters. The higher inventory levels are a result of increased inventory purchases to meet higher expected demand in 2021. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended March 31, 2021, inventory turnover was 2.6 times, or 143 days, as compared to 2.2 times, or 167 days, for the three months ended March 31, 2020. The improvement was a result of an increase in consumer demand for certain products.
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

Credit Facilities
The Company’s credit agreement, dated as of March 2, 2018 (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) that provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company's excess cash flow is based on the Company's Total Net Leverage Ratio (as defined in our debt agreements). When an Excess Cash Flow payment is required, lenders have the option to decline a portion or all of the prepayment amount. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan facility requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments.
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
As of March 31, 2021 and December 31, 2020, the total availability under the ABL Agreement was as follows (in thousands):

	March 31, 2021	December 31, 2020
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	—	(27,302)
Standby letters of credit	(3,391)	(2,698)
Total availability under the ABL Agreement	$146,609	$120,000
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
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2021	December 31, 2020
Current portion of Term Loan facility:
Term Loan facility payment	$—	$—
Estimated Excess Cash Flow principal payment	13,000	19,120
Estimated unamortized debt issuance costs	(1,431)	(1,463)
Total Current portion of Term Loan facility	$11,569	$17,657

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$239,128	$243,485
Estimated unamortized debt issuance costs	(4,160)	(4,508)
Total Non-current portion of Term Loan facility	$234,968	$238,977
The estimated Excess Cash Flow principal payment recorded at March 31, 2021 represents the Company's estimate for the 2022 Excess Cash Flow payment. The 2021 Excess Cash Flow payment, paid on March 30, 2021, totaled $10.5 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2020 of $19.1 million as certain lenders opted to not require payment per the terms of the debt agreements.

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
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. There were no outstanding borrowings under the ABL Agreement at March 31, 2021. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2021 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2021.
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
The following is the Company’s adjusted EBITDA, for the last four fiscal quarters:

Adjusted EBITDA for the Four Quarters Ended March 31, 2021
(in thousands)
Three months ended March 31, 2021	$16,830
Three months ended December 31, 2020	32,458
Three months ended September 30, 2020	29,228
Three months ended June 30, 2020	12,388
Adjusted EBITDA	$90,904
Capital expenditures for the three months ended March 31, 2021 were $0.7 million.

Non-GAAP financial measure
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
The following is a reconciliation of the net (loss) income, as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended March 31, 2021:

	Three Months Ended				Twelve Months Ended March 31, 2021
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
	(in thousands)
Net (loss) income as reported	$(3,977)	$13,913	$15,221	$3,067	$28,224
Undistributed equity losses (earnings), net	848	(147)	(1,620)	247	(672)
Income tax provision	3,031	3,711	6,853	2,416	16,011
Interest expense	4,230	4,128	4,183	4,014	16,555
Mark to market loss (gain) on interest rate derivatives	164	(99)	(172)	(498)	(605)
Depreciation and amortization	6,061	6,090	6,279	5,958	24,388
Stock compensation expense	1,420	1,575	1,630	1,444	6,069
Acquisition related expenses	55	57	126	182	420
Restructuring expenses (benefit)	253	—	(42)	—	211
Warehouse relocation expenses	303	—	—	—	303
Adjusted EBITDA	$12,388	$29,228	$32,458	$16,830	$90,904

Adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude undistributed equity in losses (earnings), income tax provision, interest expense, mark to market loss (gain) on interest rate derivatives, depreciation and amortization, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
Pursuant to this agreement, the Company sold to HSBC $40.6 million and $37.9 million of receivables during the three months ended March 31, 2021 and 2020, respectively. Charges of $0.1 million and $0.2 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and 2020, $25.6 million and $23.2 million, respectively, of receivables sold were outstanding and due to HSBC from customers.

Derivatives
Interest Rate Swaps
The Company's total outstanding notional value of interest rate swaps was $94.0 million at March 31, 2021.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company's exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps were $69.0 million at March 31, 2021.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at March 31, 2021. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
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
The aggregate gross notional values of foreign exchange contracts at March 31, 2021 was $18.7 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of March 31, 2021, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
Operating activities
Net cash provided by operating activities was $36.3 million for the three months ended March 31, 2021, as compared to net cash provided by operating activities of $33.7 million for the three months ended March 31, 2020. The increase from 2021 compared to 2020 was attributable to an increase in net income, most significantly before goodwill impairment, partially offset by a higher investment in inventory and timing of collections related to accounts receivables.
Investing activities
Net cash used in investing activities was $0.9 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.
Financing activities
Net cash used in financing activities was $40.8 million for the three months ended March 31, 2021, as compared to net cash provided by of $41.7 million for the three months ended March 31, 2020. The change was mainly attributable to repayments on the Company's revolving credit facility under its ABL Agreement in the 2021 period compared to proceeds received in the 2020 period, and the timing of the Company's term loan excess cash flow payment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2021, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, please see NOTE 13 — CONTINGENCIES, to the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
February 1 - February 28, 2021	132,081	$14.37	—	$6,771,467
March 1 - March 31, 2021	136,506	$14.81	—	6,771,467
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
(2)On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended March 31, 2021.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	May 6, 2021
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 6, 2021
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)