Form 10-Q
period 2021-06-30
LIFETIME BRANDS, INC
filed 2021-08-05
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2021 was 22,006,623.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,345	$35,963
Accounts receivable, less allowances of $16,901 at June 30, 2021 and $17,013 at December 31, 2020	120,494	170,037
Inventory	218,184	203,164
Prepaid expenses and other current assets	9,140	12,129
Income taxes receivable	1,750	—
TOTAL CURRENT ASSETS	382,913	421,293
PROPERTY AND EQUIPMENT, net	22,544	23,120
OPERATING LEASE RIGHT-OF-USE ASSETS	92,517	96,543
INVESTMENTS	23,778	20,032
INTANGIBLE ASSETS, net	235,762	244,025
OTHER ASSETS	2,048	2,468
TOTAL ASSETS	$759,562	$807,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$11,530	$17,657
Accounts payable	55,392	66,095
Accrued expenses	78,067	80,050
Income taxes payable	—	4,788
Current portion of operating lease liabilities	12,300	11,480
TOTAL CURRENT LIABILITIES	157,289	180,070
OTHER LONG-TERM LIABILITIES	15,174	16,483
INCOME TAXES PAYABLE, LONG-TERM	1,444	1,444
OPERATING LEASE LIABILITIES	97,644	102,355
DEFERRED INCOME TAXES	10,833	10,714
REVOLVING CREDIT FACILITY	—	27,302
TERM LOAN	235,377	238,977
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at June 30, 2021 and December 31, 2020; shares issued and outstanding: 22,006,623 at June 30, 2021 and 21,755,195 at December 31, 2020	220	218
Paid-in capital	268,976	268,666
Retained earnings	7,423	424
Accumulated other comprehensive loss	(34,818)	(39,172)
TOTAL STOCKHOLDERS’ EQUITY	241,801	230,136
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$759,562	$807,481
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$186,636	$150,140	$382,289	$295,210
Cost of sales	120,475	95,972	250,128	188,108
Gross margin	66,161	54,168	132,161	107,102
Distribution expenses	18,931	15,192	37,577	31,749
Selling, general and administrative expenses	36,229	34,427	74,337	75,949
Restructuring expenses	—	253	—	253
Goodwill and other impairments	—	—	—	20,100
Income (loss) from operations	11,001	4,296	20,247	(20,949)
Interest expense	(3,819)	(4,230)	(7,833)	(8,966)
Mark to market gain (loss) on interest rate derivatives	46	(164)	544	(2,415)
Income (loss) before income taxes and equity in earnings (losses)	7,228	(98)	12,958	(32,330)
Income tax (provision) benefit	(1,832)	(3,031)	(4,248)	698
Equity in earnings (losses), net of taxes	393	(848)	146	(509)
NET INCOME (LOSS)	$5,789	$(3,977)	$8,856	$(32,141)
BASIC INCOME (LOSS) PER COMMON SHARE	$0.27	$(0.19)	$0.42	$(1.55)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.26	$(0.19)	$0.40	$(1.55)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$5,789	$(3,977)	$8,856	$(32,141)
Other comprehensive income (loss), net of taxes:
Translation adjustment	2,394	(2,514)	4,223	(6,972)
Net change in cash flow hedges	236	101	63	(2,776)
Effect of retirement benefit obligations	41	19	68	39
Other comprehensive income (loss), net of taxes	2,671	(2,394)	4,354	(9,709)
Comprehensive income (loss)	$8,460	$(6,371)	$13,210	$(41,850)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
Comprehensive income (loss):
Net income	—	—	—	3,067	—	3,067
Translation adjustment	—	—	—	—	1,829	1,829
Net change in cash flow hedges	—	—	—	—	(173)	(173)
Effect of retirement benefit obligations	—	—	—	—	27	27
Total comprehensive income						4,750
Performance shares issued to employees	150	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	177	2	(2)	—	—	—
Stock compensation expense	—	—	1,439	—	—	1,439
Net exercise of stock options	44	—	184	—	—	184
Shares effectively repurchased for required employee withholding taxes	(146)	(1)	(2,159)	—	—	(2,160)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2021	21,980	$220	$268,127	$2,548	$(37,489)	$233,406
Comprehensive income:
Net income	—	—	—	5,789	—	5,789
Translation adjustment	—	—	—	—	2,394	2,394
Net change in cash flow hedges	—	—	—	—	236	236
Effect of retirement benefit obligations	—	—	—	—	41	41
Total comprehensive income						8,460
Net issuance of restricted shares granted to employees and directors	44	0	0	—	—	—
Stock compensation expense	—	—	1,323	—	—	1,323
Net exercise of stock options	50	1	550	—	—	551
Shares effectively repurchased for required employee withholding taxes	(67)	(1)	(1,024)	—	—	(1,025)
Dividends (1)	—	—	—	(914)	—	(914)
BALANCE AT JUNE 30, 2021	22,007	$220	$268,976	$7,423	$(34,818)	$241,801
(1) Cash dividends declared per share of common stock were $0.0850 and $0.0850 in the six months ended June 30, 2021 and 2020, respectively.

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
Comprehensive (loss) income:
Net loss	—	—	—	(28,164)	—	(28,164)
Translation adjustment	—	—	—	—	(4,458)	(4,458)
Net change in cash flow hedges	—	—	—	—	(2,877)	(2,877)
Effect of retirement benefit obligations	—	—	—	—	20	20
Total comprehensive loss						(35,479)
Performance shares issued to employees	62	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	220	2	(2)	—	—	—
Stock compensation expense	—	—	1,320	—	—	1,320
Shares effectively repurchased for required employee withholding taxes	(52)	(1)	(298)	—	—	(299)
Dividends (1)	—	—	—	(932)	—	(932)
BALANCE AT MARCH 31, 2020	21,486	$215	$264,405	$(21,923)	$(41,770)	$200,927

Comprehensive (loss) income:
Net loss	—	—	—	(3,977)	—	(3,977)
Translation adjustment	—	—	—	—	(2,514)	(2,514)
Net change in cash flow hedges	—	—	—	—	101	101
Effect of retirement benefit obligations	—	—	—	—	19	19
Total comprehensive loss						(6,371)
Net issuance of restricted shares granted to employees and directors	309	3	(3)	—	—	—
Stock compensation expense	—	—	1,415	—	—	1,415
Shares effectively repurchased for required employee withholding taxes	(26)	—	(187)	—	—	(187)
Dividends (1)	—	—	—	(913)	—	(913)
BALANCE AT JUNE 30, 2020	21,769	$218	$265,630	$(26,813)	$(44,164)	$194,871
(1) Cash dividends declared per share of common stock were $0.0850 and $0.0850 in the six months ended June 30, 2021 and 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$8,856	$(32,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,723	12,295
Goodwill and other impairments	—	20,100
Amortization of financing costs	876	878
Mark to market (gain) loss on interest rate derivatives	(544)	2,415
Non-cash lease expense	(768)	2,020
Provision for doubtful accounts	(146)	2,987
Stock compensation expense	2,772	2,746
Undistributed equity in (earnings) losses, net of taxes	(146)	509
Changes in operating assets and liabilities
Accounts receivable	49,943	12,661
Inventory	(14,305)	2,398
Prepaid expenses, other current assets and other assets	2,931	782
Accounts payable, accrued expenses and other liabilities	(12,516)	39,430
Income taxes receivable	(1,750)	(871)
Income taxes payable	(4,795)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,131	66,209
INVESTING ACTIVITIES
Purchases of property and equipment	(2,497)	(1,380)
Acquisition	(178)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,675)	(1,380)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	10,845	95,851
Repayments of revolving credit facility	(38,131)	(99,134)
Repayments of term loan	(10,478)	(7,583)
Payments for finance lease obligations	(43)	(50)
Payments of tax withholding for stock based compensation	(3,185)	(486)
Proceeds from the exercise of stock options	735	—
Cash dividends paid	(1,957)	(937)
NET CASH USED IN FINANCING ACTIVITIES	(42,214)	(12,339)
Effect of foreign exchange on cash	140	(323)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,618)	52,167
Cash and cash equivalents at beginning of period	35,963	11,370
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,345	$63,537
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
June 30, 2021
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to this agreement, the Company sold to HSBC $38.9 million and $79.5 million of receivables during the three and six months ended June 30, 2021, respectively and $36.0 million and $73.9 million of receivables during the three and six months ended June 30, 2020, respectively. Charges of $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for each of the three months ended June 30, 2021 and 2020. Charges of $0.2 million and $0.3 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and 2020, $14.6 million and $20.8 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
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
The components of inventory were as follows (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$207,250	$194,209
Work in process	206	45
Raw materials	10,728	8,910
Total	$218,184	$203,164

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Derivatives
The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The changes in the fair value of hedges are included in accumulated other comprehensive loss and are subsequently recognized in the Company’s unaudited condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the Company’s unaudited condensed consolidated statements of operations.
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
June 30, 2021
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
During the three and six months ended June 30, 2021, the Company did not incur any restructuring expenses.
During the three and six months ended June 30, 2020, the Company's international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts to achieve product development efficiencies and a country tailored international sales approach.
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
June 30, 2021
(unaudited)
New accounting pronouncements
Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The ASU also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company, as defined by the Securities and Exchange Commission for interim and annual periods beginning after December 15, 2022. The Company met the definition of a Smaller Reporting Company as of the one-time determination date of November 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively and $1.0 million and $1.7 million for the three and six months ended June 30, 2020, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
The Company offers various sales incentives and promotional programs to its wholesale customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These arrangements, which represent forms of variable consideration and an estimate of sales returns, are reflected as reductions in net sales in the Company’s unaudited condensed consolidated statements of operations. These estimates are based on historical experience and other known factors or as the most likely amount in a range of possible outcomes. On a quarterly basis, variable consideration is assessed on a portfolio approach in estimating the extent to which the components of variable consideration are constrained. Payment terms vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
U.S. segment
Kitchenware	$103,627	$84,418	$223,622	$163,692
Tableware	37,289	23,605	67,521	47,249
Home Solutions	25,667	24,568	51,621	50,858
Total U.S. segment	166,583	132,591	342,764	261,799

International segment	20,053	17,549	39,525	33,411
Total net sales	$186,636	$150,140	$382,289	$295,210

United States	$161,946	$128,928	$332,714	$253,655
United Kingdom	9,855	11,673	22,635	20,772
Rest of World	14,835	9,539	26,940	20,783
Total net sales	$186,636	$150,140	$382,289	$295,210

NOTE 3 —ACQUISITION
On February 26, 2021, the Company acquired the business and certain assets of Year & Day, a designer and distributor of ceramic dinnerware, stainless steel flatware and Italian glassware for $0.2 million. The assets and operating results of the Year & Day brand are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired which consistent of inventory of $0.3 million and liabilities assumed of $0.1 million. The Year & Day acquisition did not have a material impact on the Company's consolidated statement of operations for the three and six months ended June 30, 2021.
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles.
The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expenses(1):
Fixed lease expense	$4,501	$4,491	$8,996	$9,305
Variable lease expense	949	925	1,927	1,920
Total	$5,450	$5,416	$10,923	$11,225

(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Supplemental cash flow information for lease related liabilities and assets for the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,764	$7,285

	Six Months Ended June 30,
	2021	2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,248	$12
During the three and six months ended June 30, 2020, in response to the COVID-19 pandemic, the Company negotiated COVID-19 related rent concessions for several of its leased properties. The majority of these rent concessions were in the form of deferred rent payments for one or more months. The Company applied the guidance issued in the FASB Staff Q&A - Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic, and elected to account for these rent concessions as if no changes to the lease were made and continued to recognize the straight-line lease expense. The COVID-19 related deferred rent payments as of June 30, 2020, totaled $1.0 million and were deferred to the second half of fiscal year 2020 and into fiscal year 2021. As of June 30, 2021, all deferred payments have been paid.
The aggregate future lease payments for operating leases as of June 30, 2021 were as follows (in thousands):

Operating
2021 (excluding the six months ended June 30, 2021)	$9,350
2022	18,564
2023	18,580
2024	18,177
2025	18,087
2026	17,515
Thereafter	39,000
Total lease payments	139,273
Less: Interest	(29,329)
Present value of lease payments	$109,944
Average lease terms and discount rates were as follows:

June 30, 2021
Operating leases:
Weighted-average remaining lease term (years)	7.8
Weighted-average discount rate	6.2%

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
NOTE 5 —INVESTMENTS
As of June 30, 2021, the Company owns approximately 27% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2021 and 2020 in the accompanying unaudited condensed consolidated statements of operations.
On June 30, 2021, Vasconia sold shares, which diluted the Company’s investment ownership from approximately 30% to approximately 27%. The dilution in ownership did not change the Company's accounting for its investment in Vasconia and the Company continues to apply the equity method of accounting. The Company recorded a non-cash gain of $1.7 million, increasing the Company's investment balance. Additionally, a loss of $2.0 million was recognized for the proportionate share of the diluted ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss of $0.3 million was included in equity in earnings (losses), net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021.
On July 29, 2021, the Company sold 2.2 million shares further reducing its ownership of approximately 27% in Vasconia for net cash proceeds of approximately $3.0 million. The Company estimates the gain on the sale, without consideration for income taxes, is $1.0 million. The Company also estimates a non-cash loss of $1.4 million for amounts previously recognized in accumulated other comprehensive loss.
The value of the Company's investment balance has been translated from Mexican Pesos ("MXN") to U.S. Dollars ("USD") using the spot rates of MXN 19.86 and MXN 19.88 at June 30, 2021 and December 31, 2020, respectively.
The Company's proportionate share of Vasconia's net income (loss) has been translated from MXN to USD using the following exchange rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average exchange rate (USD to MXN)	20.02	23.31	20.02 - 20.33	19.91 - 23.31
The effect of the translation of the Company’s investment, as well as the translation of Vasconia's balance sheet, resulted in an increase to the investment of $1.6 million and a decrease of $4.0 million during the six months ended June 30, 2021 and 2020, respectively. These translation effects are recorded in accumulated other comprehensive loss.
Summarized income statement information for the three and six months ended June 30, 2021 and 2020 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended June 30,
	2021		2020
	USD	MXN	USD	MXN
Net sales	$59,079	$1,182,752	$28,572	$666,012
Gross profit	15,921	318,737	6,062	141,304
Income from operations	6,499	130,110	1,414	32,948
Net income (loss)	2,380	47,661	(1,994)	(46,459)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

	Six Months Ended June 30,
	2021		2020
	USD	MXN	USD	MXN
Net sales	$112,685	$2,272,569	$60,367	$1,299,048
Gross profit	27,879	561,840	11,469	248,961
Income from operations	10,283	207,043	864	22,000
Net income (loss)	1,610	32,000	(572)	(18,156)

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.7 million and $0.5 million for the three and six months ended June 30, 2021, respectively. The Company recorded equity in losses of Vasconia, net of taxes, of $0.6 million and $0.3 million for the three and six ended June 30, 2020, respectively.
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	June 30, 2021	December 31, 2020
Amounts due from Vasconia	Prepaid expenses and other current assets	$87	$55
Amounts due to Vasconia	Accrued expenses and Accounts payable	(298)	(91)

As of June 30, 2021 and December 31, 2020, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $39.2 million and $32.8 million, respectively. The carrying value of the Company’s investment in Vasconia was $23.8 million and $20.0 million as of June 30, 2021 and December 31, 2020, respectively.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$30,271	$—	$30,271	$49,371	$(19,100)	$—	$30,271
Indefinite-lived intangible assets:
Trade names	49,600	—	49,600	50,600	(1,000)	—	49,600
Finite-lived intangible assets:
Licenses	15,847	(10,970)	4,877	15,847	—	(10,742)	5,105
Trade names	52,190	(22,552)	29,638	52,030	—	(20,874)	31,156
Customer relationships	178,254	(60,686)	117,568	177,801	—	(54,008)	123,793
Other	6,597	(2,789)	3,808	6,582	—	(2,482)	4,100
Total	$332,759	$(96,997)	$235,762	$352,231	$(20,100)	$(88,106)	$244,025
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
As of June 30, 2021 and December 31, 2020, the total availability under the ABL Agreement was as follows (in thousands):

	June 30, 2021	December 31, 2020
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	—	(27,302)
Standby letters of credit	(3,391)	(2,698)
Total availability under the ABL Agreement	$146,609	$120,000
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
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2021	December 31, 2020
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$13,000	$19,120
Estimated unamortized debt issuance costs	(1,470)	(1,463)
Total Current portion of Term Loan facility	$11,530	$17,657

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$239,127	$243,485
Estimated unamortized debt issuance costs	(3,750)	(4,508)
Total Non-current portion of Term Loan facility	$235,377	$238,977
The estimated Excess Cash Flow principal payment recorded at June 30, 2021 represents the Company's estimate for the 2022 Excess Cash Flow payment. The 2021 Excess Cash Flow payment, paid on March 30, 2021, totaled $10.5 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2020 of $19.1 million as certain lenders opted to not require payment per the terms of the debt agreements.
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
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Agreement. There were no outstanding borrowings under the ABL Agreement at June 30, 2021. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2021 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2021.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 8 — DERIVATIVES
Interest Rate Swap Agreements
The Company's total outstanding notional value of interest rate swaps was $75.0 million at June 30, 2021.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company's exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $50.0 million at June 30, 2021.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at June 30, 2021. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
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
The aggregate gross notional values of foreign exchange contracts at June 30, 2021 was $10.8 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of June 30, 2021, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swaps	Accrued expenses	507	504
	Other Long-Term Liabilities	508	1,034
Foreign exchange contracts	Accrued expenses	290	—

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swaps	Other Long-Term Liabilities	1,198	1,742
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
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss), net of taxes, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2021	2020	2021	2020
Interest rate swaps	$171	$209	$393	$(2,885)
Foreign exchange contracts	65	(108)	(330)	109
	$236	$101	$63	$(2,776)
Realized gains and losses on the interest rate swaps are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the three and six months ended June 30, 2021.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended June 30, 2021, the Company reclassified $0.5 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.2 million related to realized interest rate swap losses and a loss of $0.3 million related to foreign exchange contracts recognized in cost of sales. During the six months ended June 30, 2021, the Company reclassified $0.8 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.5 million related to realized interest rate swap losses and a loss of $0.3 million related to foreign exchange contracts recognized in cost of sales. At June 30, 2021, the estimated amount of existing losses expected to be reclassified into earnings within the next 12 months was $1.2 million.
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
June 30, 2021
(unaudited)
Interest and mark to market gains (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2021	2020	2021	2020
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$46	$(164)	$544	$(2,415)
	Interest expense	(115)	(87)	(226)	(102)
		$(69)	$(251)	$318	$(2,517)

NOTE 9 — STOCK COMPENSATION
Option Awards
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2021 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2021	1,286,900	$13.28
Grants	48,000	14.18
Exercises	(219,025)	11.59
Expirations	(4,000)	19.10
Options outstanding, June 30, 2021	1,111,875	13.63	5.3	$2,693
Options exercisable, June 30, 2021	928,415	$14.29	4.7	$1,836
Total unrecognized stock option expense remaining (in thousands)	$656
Weighted-average years expected to be recognized over	1.7
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2021. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2021 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2021 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2021	795,587	$7.54
Grants	220,658	14.27
Vested	(552,755)	7.07
Cancellations	(250)	9.76
Non-vested restricted shares, June 30, 2021	463,240	$11.31
Total unrecognized compensation expense remaining (in thousands)	$4,867
Weighted-average years expected to be recognized over	1.8

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
The total fair value of restricted stock that vested during the six months ended June 30, 2021 was $8.4 million
Performance shares
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
A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2021 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2021	431,046	$9.94
Grants	176,915	14.18
Vested	(150,273)	12.79
Cancellations	(21,208)	12.75
Non-vested performance-based awards, June 30, 2021	436,480	$10.54
Total unrecognized compensation expense remaining (in thousands)	$3,207
Weighted-average years expected to be recognized over	2.2
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the six months ended June 30, 2021 was $2.1 million.
At June 30, 2021, there were 357,483 shares available for awards that could be granted under the Plan, assuming maximum performance of performance-based awards.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Compensation Expense Components	2021	2020	2021	2020
Equity based stock option expense	$102	$139	$226	$285
Restricted and performance-based stock awards expense	1,221	1,276	2,536	2,450
Stock compensation expense for equity based awards	$1,323	$1,415	$2,762	$2,735
Liability based stock option expense	5	5	10	11
Total Stock Compensation Expense	$1,328	$1,420	$2,772	$2,746

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The calculations of basic and diluted income (loss) per common share for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income (loss) – Basic and Diluted	$5,789	$(3,977)	$8,856	$(32,141)
Weighted-average shares outstanding – Basic	21,322	20,824	21,239	20,784
Effect of dilutive securities:
Stock options and other stock awards	643	—	664	—
Weighted-average shares outstanding – Diluted	21,965	20,824	21,903	20,784
Basic income (loss) per common share	$0.27	$(0.19)	$0.42	$(1.55)
Diluted income (loss) per common share	$0.26	$(0.19)	$0.40	$(1.55)
Antidilutive Securities(1)	423	2,088	422	2,100
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 11— INCOME TAXES
Income tax provision of $1.8 million and $4.2 million for the three and six months ended June 30, 2021, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 25.3% and 32.8%, respectively. The effective tax rate for the three and six months ended June 30, 2021 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, net of a benefit related to share based equity compensation.
For the three and six months ended June 30, 2020, the Company had used a discrete effective tax rate method to calculate taxes. Income tax provision of $3.0 million and benefit of $0.7 million for the three and six ended June 30, 2020, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rate of 3,092.9% and benefit rate of 2.2%, respectively. The effective tax rate for the three and six months ended June 30, 2020 differs from the federal statutory income tax rate of 21.0% primarily due to non-deductible goodwill impairment and other significant permanent items recorded year-to-date.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Georgia, Illinois, Massachusetts, New Jersey, New York and the United Kingdom. The Company's New York State tax returns for years 2015-2016 remain under audit with no material assessments as of June 30, 2021.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended June 30, 2021 and June 30, 2020.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net sales
U.S.	$166,583	$132,591	$342,764	$261,799
International	20,053	17,549	39,525	33,411
Total net sales	$186,636	$150,140	$382,289	$295,210
Income (loss) from operations
U.S.	$18,274	$13,152	$35,381	$(728)
International	(1,616)	(3,817)	(3,766)	(10,551)
Unallocated corporate expenses	(5,657)	(5,039)	(11,368)	(9,670)
Income (loss) from operations	$11,001	$4,296	$20,247	$(20,949)
Depreciation and amortization
U.S.	$4,539	$4,934	$9,289	$9,996
International	1,226	1,127	2,434	2,299
Total depreciation and amortization	$5,765	$6,061	$11,723	$12,295

	June 30, 2021	December 31, 2020
	(in thousands)
Assets
U.S.	$621,277	$661,321
International	103,200	110,222
Unallocated corporate	35,085	35,938
Total Assets	$759,562	$807,481

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $2.5 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $4.9 million for negligence and up to $9.8 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
NOTE 14 — OTHER
Cash dividends
Dividends declared in the six months ended June 30, 2021 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/9/2021	5/3/2021	5/17/2021
$0.0425	6/24/2021	8/2/2021	8/16/2021
During the six months ended June 30, 2021, the Company paid dividends of $2.0 million. This included payments made on February 12, 2021 and May 17, 2021 of $0.9 million and $0.9 million to shareholders of record on January 29, 2021 and May 3, 2021, respectively, and payments of $0.2 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended June 30, 2021, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on August 16, 2021. For the six months ended June 30, 2021, the Company reduced retained earnings for the accrual of $1.9 million relating to the dividend payable on May 17, 2021 and August 16, 2021.
On August 3, 2021, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on November 15, 2021 to shareholders of record on November 1, 2021.
Supplemental cash flow information

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,896	$8,070
Cash paid for taxes, net of refunds	10,793	173
Non-cash investing activities:
Translation gain (loss) adjustment	$2,181	$(7,207)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(34,017)	$(38,477)	$(35,846)	$(34,019)
Translation income (loss) during period	352	(2,749)	2,181	(7,207)
Amounts reclassified from accumulated other comprehensive loss (1)	2,042	235	2,042	235
Translation Adjustment	2,394	(2,514)	4,223	(6,972)
Balance at end of period	$(31,623)	$(40,991)	$(31,623)	$(40,991)
Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(1,298)	$(1,713)	$(1,125)	$1,164
Change in unrealized losses	(229)	(139)	(783)	(3,135)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	465	240	846	359
Net change in cash flow hedges, net of taxes of $73, $69, $54, $(929)	236	101	63	(2,776)
Balance at end of period	$(1,062)	$(1,612)	$(1,062)	$(1,612)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(2,174)	$(1,580)	$(2,201)	$(1,600)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial loss, net of taxes	41	19	68	39
Balance at end of period	$(2,133)	$(1,561)	$(2,133)	$(1,561)
Total accumulated other comprehensive loss at end of period	$(34,818)	$(44,164)	$(34,818)	$(44,164)

(1)Amounts are recorded in equity in earnings (losses) on the unaudited condensed statements of operations.
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
EQUITY INVESTMENTS
As of June 30, 2021, the Company owns approximately 27% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2021 and 2020 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2021, Vasconia’s Board of Directors is comprised of eleven members of whom the Company has designated two members.
On June 30, 2021, Vasconia sold shares, which diluted the Company’s investment ownership from approximately 30% to approximately 27%. The dilution in ownership did not change the Company's accounting for its investment in Vasconia and the Company continues to apply the equity method of accounting. The Company recorded a non-cash gain of $1.7 million, increasing the Company's investment balance. Additionally, a loss of $2.0 million was recognized for the proportionate share of the diluted ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss of $0.3 million was included in equity in earnings (losses), net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021.
On July 29, 2021, the Company sold 2.2 million shares further reducing its ownership of approximately 27% in Vasconia for net cash proceeds of approximately $3.0 million. The Company estimates the gain on the sale, without consideration for income taxes, is $1.0 million. The Company also estimates a non-cash loss of $1.4 million for amounts previously recognized in accumulated other comprehensive loss.

The Company continues to explore opportunities to sell additional shares of its investment in Vasconia.
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
RESTRUCTURING
During the three and six months ended June 30, 2021, the Company did not incur any restructuring expenses.
During the three and six months ended June 30, 2020, the Company's international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts to achieve product development efficiencies and a country tailored international sales approach.

RECENT DEVELOPMENTS
The COVID-19 pandemic, as well as other factors including, increased demand and shifts in consumer shopping patterns, have caused disruption in the global supply chain. The increased demand for containers, limited container capacity, and backlog at U.S. ports have resulted in increased market costs of inbound freight, container shortages, and longer lead times. The disruption in the global supply chain has also caused increased input costs used to manufacture the Company's product. The Company has been impacted by these disruptions and has experienced higher inbound freight cost, delays in importing inventory due to limited availability of containers, and an increase in product costs. The increasing costs trend is expected to impact the Company into the third and fourth quarter of fiscal year 2021. In the U.S., there have been instances of limited trucking availability. The Company has experienced instances of trucking shortages, which has resulted in delays of shipments to certain of its customers.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s critical accounting policies and estimates discussed in the 2020 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	63.9	65.4	63.7
Gross margin	35.4	36.1	34.6	36.3
Distribution expenses	10.1	10.1	9.8	10.8
Selling, general and administrative expenses	19.4	22.9	19.4	25.7
Restructuring expenses	—	0.2	—	0.1
Goodwill and other impairments	—	—	—	6.8
Income (loss) from operations	5.9	2.9	5.4	(7.1)
Interest expense	(2.0)	(2.8)	(2.0)	(3.0)
Mark to market gain (loss) on interest rate derivatives	0.0	(0.1)	0.1	(0.8)
Income (loss) before income taxes and equity in earnings (losses)	3.9	0.0	3.5	(11.0)
Income tax (provision) benefit	(1.0)	(2.0)	(1.2)	0.2
Equity in earnings (losses), net of taxes	0.2	(0.6)	0.0	(0.1)
Net income (loss)	3.1%	(2.6)%	2.3%	(10.9)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2020
Net Sales
Consolidated net sales for the three months ended June 30, 2021 were $186.6 million, representing an increase of $36.5 million, or 24.3%, as compared to net sales of $150.1 million for the corresponding period in 2020. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2021 average rates to 2020 local currency amounts, consolidated net sales increased by $34.3 million, or 22.5%, as compared to consolidated net sales in the corresponding period in 2020.

Net sales for the U.S. segment for the three months ended June 30, 2021 were $166.6 million, an increase of $34.0 million, or 25.6%, as compared to net sales of $132.6 million for the corresponding period in 2020.
Net sales for the U.S. segment’s Kitchenware product category were $103.6 million for the three months ended June 30, 2021, an increase of $19.2 million, or 22.7%, as compared to $84.4 million for the corresponding period in 2020. The increase was mainly driven by higher consumer demand, primarily in wholesale channels, for essential kitchen tools and gadgets and cutlery and board products. The strong demand for these products has been a result of shifts in consumer purchasing patterns as consumers continue to spend more time at home.
Net sales for the U.S. segment’s Tableware product category were $37.3 million for the three months ended June 30, 2021, an increase of $13.7 million, or 58.0%, as compared to $23.6 million for the corresponding period in 2020. The increase came from all product lines most notably on sales from a new flatware warehouse club program, continued recovery of sales to brick-and-mortar customers and higher dinnerware e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $25.7 million for the three months ended June 30, 2021, an increase of $1.1 million, or 4.5%, as compared to $24.6 million for the corresponding period in 2020. The increase was primarily driven by home décor and measurement product sales, partially offset by lower sales in the hydration product category due to a warehouse club program not repeating in 2021.
Net sales for the International segment were $20.1 million for the three months ended June 30, 2021, an increase of $2.6 million, or 14.9%, as compared to net sales of $17.5 million for the corresponding period in 2020. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $0.4 million, or 1.9%, as compared to consolidated net sales in the corresponding period in 2020. The increase in sales was primarily attributable to sales in the Company's global trading business in Asia, continued recovery of sales to brick-and-mortar retailers, offset by lower e-commerce sales.
Gross margin
Gross margin for the three months ended June 30, 2021 was $66.2 million, or 35.4%, as compared to $54.2 million, or 36.1%, for the corresponding period in 2020.
Gross margin for the U.S. segment was $59.6 million, or 35.8%, for the three months ended June 30, 2021, as compared to $49.8 million, or 37.6%, for the corresponding period in 2020. The decrease in gross margin was primarily due to higher inbound freight costs, and product mix.
Gross margin for the International segment was $6.5 million, or 32.3%, for the three months ended June 30, 2021, as compared to $4.4 million, or 24.8%, for the corresponding period in 2020. The increase in gross margin was driven by the comparable prior period being negatively impacted by higher inventory reserves, and customer mix.
Distribution expenses
Distribution expenses for the three months ended June 30, 2021 were $18.9 million, as compared to $15.2 million for the corresponding period in 2020. Distribution expenses as a percentage of net sales were 10.1% for the three months ended June 30, 2021 as compared to 10.1% for the three months ended June 30, 2020.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.0% and 8.8% for the three months ended June 30, 2021 and 2020, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses distribution expenses were 9.4% and 9.0% for the three months ended June 30, 2021 and 2020, respectively. The increase was a result of higher hourly labor rates and warehouse equipment and supply expenses, partially offset by the leverage benefit of fixed costs on higher sales volume.
Distribution expenses as a percentage of net sales for the International segment were 19.9% for the three months ended June 30, 2021 and 2020. Distribution expenses during the three months ended June 30, 2020 include $0.3 million for the Company’s facility relocation costs. As a percentage of sales shipped from the Company’s U.K. warehouses, excluding the moving and relocation costs for U.K. operations, distribution expenses were 17.5% and 15.0% for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily attributed to increased shipping cost for products shipped from the U.K warehouse to continental Europe.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2021 were $36.2 million, an increase of $1.8 million, or 5.2%, as compared to $34.4 million for the corresponding period in 2020.
Selling, general and administrative expenses for the U.S. segment were $26.4 million for the three months ended June 30, 2021, as compared to $25.0 million for the corresponding period in 2020. As a percentage of net sales, selling, general and administrative expenses were 15.8% and 18.9% for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily attributable to lower expenses in the prior period due to the Company's savings initiative in response to the COVID-19 pandemic. The increase was partially offset by lower allowances for bad debt. The improvement in selling, general and administrative expense as a percentage of net sales is due to the leverage benefit of fixed costs on higher sales volume.
Selling, general and administrative expenses for the International segment were $4.2 million for the three months ended June 30, 2021, as compared to $4.4 million for the corresponding period in 2020. The decrease was primarily attributable to lower selling expenses related to advertising and marketing.
Unallocated corporate expenses for the three months ended June 30, 2021 were $5.7 million, as compared to $5.0 million for the corresponding period in 2020. The increase was driven by higher incentive compensation expense and reversal of temporary COVID-19 pandemic savings, partially offset by lower professional fees.
Restructuring expenses
During the three months ended June 30, 2020, the Company's international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company's efforts to achieve product development efficiencies and a country tailored international sales approach.
Interest expense
Interest expense was $3.8 million for the three months ended June 30, 2021 and $4.2 million for the three months ended June 30, 2020. The decrease in expense was a result of less debt outstanding.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.05 million for the three months ended June 30, 2021 as compared to a mark to market loss on interest rate derivatives of $0.2 million for the three months ended June 30, 2020. The mark to market amount represents the change in fair value on the Company's interest rate derivatives that have not been designated as hedging instruments. The current period gain was a result of slightly higher interest rates during the period. The prior period loss was a result of declines in interest rates during that period. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company's variable interest rate debt. The intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $1.8 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 25.3% and 3,092.9%, respectively. The effective tax rate for the three months ended June 30, 2021 differs from the federal statutory income tax rate of 21% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, net of a benefit related to share based equity compensation. The effective tax rate for the three months ended June 30, 2020 differs from the federal statutory income tax rate of 21% primarily due to the impact of the non-deductible portion of the goodwill impairment charge (recorded in the three months ended March 31, 2020), the reversal of a discrete benefit recorded in the three months ended March 31, 2020 for a favorable rate arbitrage related to a net operating loss carryback claim available under the CARES Act, which is no longer expected based on a revised estimate, and other permanent items.
Equity in earnings (losses)
Equity in earnings of Vasconia, net of taxes, was $0.7 million for the three months ended June 30, 2021, as compared to equity in losses of Vasconia, net of taxes, of $0.6 million for the three months ended June 30, 2020. Vasconia reported income from operations of $6.5 million for the three months ended June 30, 2021, as compared to income from operations of $1.4 million for the three months ended June 30, 2020. The increase in income from operations was primarily attributable to improved operating results in the current period in both Vasconia's kitchenware and aluminum divisions.
For the three months ended June 30, 2021, the Company recognized a net loss of $0.3 million related to the dilution of the Company's ownership in its Vasconia investment. The net loss was comprised of a loss of $2.0 million, related to amounts that were previously recognized in accumulated other comprehensive loss, net of a non-cash gain of $1.7 million for the difference between the selling price and the Company's basis in the diluted shares.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS
SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2020
Net Sales
Consolidated net sales for the six months ended June 30, 2021 were $382.3 million, representing an increase of $87.1 million, or 29.5%, as compared to net sales of $295.2 million for the corresponding period in 2020. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2021 average rates to 2020 local currency amounts, consolidated net sales increased by $84.0 million, or 28.1%, as compared to consolidated net sales in the corresponding period in 2020.
Net sales for the U.S. segment for the six months ended June 30, 2021 were $342.8 million, an increase of $81.0 million, or 30.9%, as compared to net sales of $261.8 million for the corresponding period in 2020.
Net sales for the U.S. segment’s Kitchenware product category were $223.6 million for the six months ended June 30, 2021, an increase of $59.9 million, or 36.6%, as compared to $163.7 million for the corresponding period in 2020. The increase was mainly driven by higher consumer demand, in both e-commerce and wholesale channels, for essential kitchen tools and gadgets, cutlery and board and bakeware products. The strong demand for these products has been a result of shifts in consumer purchasing patterns as consumers continue to spend more time at home.
Net sales for the U.S. segment’s Tableware product category were $67.5 million for the six months ended June 30, 2021, an increase of $20.3 million , or 43.0%, as compared to $47.2 million for the corresponding period in 2020. The increase came from all product lines most notably on sales from a new flatware warehouse club program, continued recovery of sales to brick-and-mortar customers and higher dinnerware e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $51.6 million for the six months ended June 30, 2021, an increase of $0.7 million, or 1.4%, as compared to $50.9 million for the corresponding period in 2020. The increase was primarily driven by home décor and measurement product sales, partially offset by lower sales in the hydration product category due to a warehouse club program not repeating in 2021.
Net sales for the International segment were $39.5 million for the six months ended June 30, 2021, an increase of $6.1 million, or 18.3%, as compared to net sales of $33.4 million for the corresponding period in 2020. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $3.1 million, or 8.4%, as compared to consolidated net sales in the corresponding period in 2020. The increase in sales was primarily attributable to sales in the Company's global trading business in Asia, and continued recovery of sales to brick-and-mortar retailers, partially offset by lower e-commerce sales.
Gross margin
Gross margin for the six months ended June 30, 2021 was $132.2 million, or 34.6%, as compared to $107.1 million, or 36.3%, for the corresponding period in 2020.
Gross margin for the U.S. segment was $119.4 million, or 34.8%, for the six months ended June 30, 2021, as compared to $99.1 million, or 37.9%, for the corresponding period in 2020. The decrease in gross margin was primarily due to higher inbound freight costs, product mix and the inclusion in the 2020 period of a benefit from a duty exclusion on certain products.
Gross margin for the International segment was $12.7 million, or 32.2%, for the six months ended June 30, 2021, as compared to $8.0 million, or 23.9%, for the corresponding period in 2020. The increase was driven by the comparable prior period being negatively impacted by higher sales allowances and inventory reserves, and customer mix.
Distribution expenses
Distribution expenses for the six months ended June 30, 2021 were $37.6 million, as compared to $31.7 million for the corresponding period in 2020. Distribution expenses as a percentage of net sales were 9.8% for the six months ended June 30, 2021, as compared to 10.8% for the six months ended June 30, 2020.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.8% and 9.3% for the six months ended June 30, 2021 and 2020, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses distribution expenses were 9.1% and 9.4% for the six months ended June 30, 2021 and 2020, respectively. The improvement was a result of the leverage benefit of fixed costs on higher sales volume, partially offset by higher hourly labor rates and warehouse equipment and supply expenses.

Distribution expenses as a percentage of net sales for the International segment were 18.6% for the six months ended June 30, 2021, compared to 22.2% for the corresponding period in 2020. Distribution expenses during the six months ended June 30, 2020 include $1.1 million for the Company’s facility relocation costs. As a percentage of sales shipped from the Company’s U.K. warehouses, excluding the moving and relocation costs for U.K. operations, distribution expenses were 15.9% and 15.5% for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily attributed to increased shipping cost for products shipped from the U.K warehouse to continental Europe.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2021 were $74.3 million, a decrease of $1.6 million, or 2.1%, as compared to $75.9 million for the corresponding period in 2020.
Selling, general and administrative expenses for the U.S. segment were $53.8 million for the six months ended June 30, 2021, as compared to $55.4 million for the corresponding period in 2020. As a percentage of net sales, selling, general and administrative expenses were 15.7% and 21.2% for the six months ended June 30, 2021 and 2020, respectively. The decrease was primarily attributable to lower estimates for bad debt expense and selling and facility expenses which was partially offset by an increase in incentive compensation. The improvement in selling, general and administrative expense as a percentage of net sales is due to the leverage benefit of fixed costs on higher sales volume.
Selling, general and administrative expenses for the International segment were $9.2 million for the six months ended June 30, 2021, as compared to $10.8 million for the corresponding period in 2020. The decrease was primarily attributable to lower estimates for bad debt expense, and lower employee expenses due to a reduction in headcount.
Unallocated corporate expenses for the six months ended June 30, 2021 were $11.4 million, as compared to $9.7 million for the corresponding period in 2020. The increase was driven by higher incentive compensation expense.
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
Interest expense
Interest expense was $7.8 million for the six months ended June 30, 2021 and $9.0 million for the six months ended June 30, 2020. The decrease in expense was a result of less debt outstanding.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.5 million for the six months ended June 30, 2021 as compared to a mark to market loss on interest rate derivatives of $2.4 million for the six months ended June 30, 2020. The mark to market amount represents the change in fair value on the Company's interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company's variable interest rate debt. The prior period loss was a result of declines in interest rates during that period. The intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision for the six months ended June 30, 2021 was $4.2 million as compared to an income tax benefit of $0.7 million for the corresponding period in 2020. The Company's effective income tax provision rate for the six months ended June 30, 2021 was 32.8% as compared to an income tax benefit rate of 2.2% for the corresponding 2020 period. The effective tax rate for the six months ended June 30, 2021 differs from the federal statutory income tax rate of 21% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, net of a benefit related to share based equity compensation. The effective tax rate for the six months ended June 30, 2020 differs from the federal statutory income tax rate of 21% primarily due to the impact of the non-deductible portion of the goodwill impairment charge (recorded in the three months ended March 31, 2020) and other permanent items.

Equity in earnings (losses)
Equity in earnings of Vasconia, net of taxes, was $0.5 million for the six months ended June 30, 2021, as compared to equity in losses of Vasconia, net of taxes, of $0.3 million for the six months ended June 30, 2020. Vasconia reported income from operations of $10.3 million for the six months ended June 30, 2021, as compared to income from operations of $0.9 million for the six months ended June 30, 2020. The increase in income from operations was primarily attributable to improved operating results in the current period in both Vasconia's kitchenware and aluminum divisions.
For the six months ended June 30, 2021, the Company recognized a net loss of $0.3 million related to the dilution of the Company's ownership in its Vasconia investment. The net loss was comprised of a loss of $2.0 million, related to amounts that were previously recognized in accumulated other comprehensive loss, net of a non-cash gain of $1.7 million for the difference between the selling price and the Company's basis in the diluted shares.
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
At June 30, 2021, the Company had cash and cash equivalents of $33.3 million, compared to $36.0 million at December 31, 2020. Working capital was $225.6 million at June 30, 2021, compared to $241.2 million at December 31, 2020. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $179.9 million at June 30, 2021.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended June 30, 2021, inventory turnover was 2.3 times, or 162 days, as compared to 2.3 times, or 157 days, for the three months ended June 30, 2020.
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
As of June 30, 2021 and December 31, 2020, the total availability under the ABL Agreement was as follows (in thousands):

	June 30, 2021	December 31, 2020
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	—	(27,302)
Standby letters of credit	(3,391)	(2,698)
Total availability under the ABL Agreement	$146,609	$120,000
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
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2021	December 31, 2020
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$13,000	$19,120
Estimated unamortized debt issuance costs	(1,470)	(1,463)
Total Current portion of Term Loan facility	$11,530	$17,657

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$239,127	$243,485
Estimated unamortized debt issuance costs	(3,750)	(4,508)
Total Non-current portion of Term Loan facility	$235,377	$238,977
The estimated Excess Cash Flow principal payment recorded at June 30, 2021 represents the Company's estimate for the 2022 Excess Cash Flow payment. The 2021 Excess Cash Flow payment, paid on March 30, 2021, totaled $10.5 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2020 of $19.1 million as certain lenders opted to not require payment per the terms of the debt agreements.
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

Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. There were no outstanding borrowings under the ABL Agreement at June 30, 2021. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2021 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2021.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs
Covenant Calculations
Adjusted EBITDA (a non-GAAP financial measure), which is defined in the Company’s Debt Agreements, is used in the calculation of the Fixed Charge Coverage Ratio, Secured Net Leverage Ratio, Total Leverage Ratio and Total Net Leverage Ratio, which are required to be provided to the Company’s lenders pursuant to its Debt Agreements.
The following is the Company’s adjusted EBITDA, for the last four fiscal quarters:

Adjusted EBITDA for the Four Quarters Ended June 30, 2021
(in thousands)
Three months ended June 30, 2021	$18,166
Three months ended March 31, 2021	16,830
Three months ended December 31, 2020	32,458
Three months ended September 30, 2020	29,228
Adjusted EBITDA for the twelve months ended June 30, 2021	$96,682
Capital expenditures for the six months ended June 30, 2021 were $2.5 million.
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

The following is a reconciliation of the net income, as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended June 30, 2021:

	Three Months Ended				Twelve Months Ended June 30, 2021
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
	(in thousands)
Net income as reported	$13,913	$15,221	$3,067	$5,789	$37,990
Undistributed equity losses (earnings), net	(147)	(1,620)	247	(393)	(1,913)
Income tax provision	3,711	6,853	2,416	1,832	14,812
Interest expense	4,128	4,183	4,014	3,819	16,144
Mark to market gain on interest rate derivatives	(99)	(172)	(498)	(46)	(815)
Depreciation and amortization	6,090	6,279	5,958	5,765	24,092
Stock compensation expense	1,575	1,630	1,444	1,328	5,977
Acquisition related expenses	57	126	182	72	437
Restructuring expenses (benefit)	—	(42)	—	—	(42)
Adjusted EBITDA	$29,228	$32,458	$16,830	$18,166	$96,682
Adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income, adjusted to exclude undistributed equity in losses (earnings), income tax provision, interest expense, mark to market gain on interest rate derivatives, depreciation and amortization, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
Pursuant to this agreement, the Company sold to HSBC $38.9 million and $79.5 million of receivables during the three and six months ended June 30, 2021, respectively and $36.0 million and $73.9 million of receivables during the three and six months ended June 30, 2020, respectively. Charges of $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for each of thethree months ended June 30, 2021 and 2020. Charges of $0.2 million and $0.3 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and 2020, $14.6 million and $20.8 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
Derivatives
Interest Rate Swaps
The Company's total outstanding notional value of interest rate swaps was $75.0 million at June 30, 2021.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company's exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $50.0 million at June 30, 2021.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at June 30, 2021. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.

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
The aggregate gross notional values of foreign exchange contracts at June 30, 2021 was $10.8 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and as of June 30, 2021, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
Operating activities
Net cash provided by operating activities was $42.1 million for the six months ended June 30, 2021, as compared to net cash provided by operating activities of $66.2 million for the six months ended June 30, 2020. The decrease from 2021 compared to 2020 was attributable to a higher investment in inventory, and timing of payment for accounts payable and accrued expenses in the current period as the comparable period reflected cost savings initiatives and payment deferral strategies utilized in response to the COVID-19 pandemic. This was partially offset by timing of collections related to the Company's accounts receivables.
Investing activities
Net cash used in investing activities was $2.7 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.
Financing activities
Net cash used in financing activities was $42.2 million for the six months ended June 30, 2021, as compared to net cash used in financing activities of $12.3 million for the six months ended June 30, 2020. The change was mainly attributable to repayments on the Company's revolving credit facility under its ABL Agreement in the 2021 period compared to proceeds received in the 2020 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2021, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
May 1 - May 31, 2021	32,682	$16.32	—	$6,771,467
June 1 - June 30, 2021	37,006	$14.43	—	6,771,467
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
(2)On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended June 30, 2021.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	August 5, 2021
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 5, 2021
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)