Form 10-Q
period 2021-09-30
LIFETIME BRANDS, INC
filed 2021-11-04
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2021 was 22,018,193.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,682	$35,963
Accounts receivable, less allowances of $17,968 at September 30, 2021 and $17,013 at December 31, 2020	169,223	170,037
Inventory	256,922	203,164
Prepaid expenses and other current assets	8,991	12,129
TOTAL CURRENT ASSETS	443,818	421,293
PROPERTY AND EQUIPMENT, net	21,629	23,120
OPERATING LEASE RIGHT-OF-USE ASSETS	89,211	96,543
INVESTMENTS	22,144	20,032
INTANGIBLE ASSETS, net	231,014	244,025
OTHER ASSETS	1,991	2,468
TOTAL ASSETS	$809,807	$807,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$8,549	$17,657
Accounts payable	60,594	66,095
Accrued expenses	108,579	80,050
Income taxes payable	2,152	4,788
Current portion of operating lease liabilities	12,397	11,480
TOTAL CURRENT LIABILITIES	192,271	180,070
OTHER LONG-TERM LIABILITIES	14,779	16,483
INCOME TAXES PAYABLE, LONG-TERM	1,444	1,444
OPERATING LEASE LIABILITIES	93,978	102,355
DEFERRED INCOME TAXES	11,031	10,714
REVOLVING CREDIT FACILITY	1,600	27,302
TERM LOAN	238,729	238,977
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at September 30, 2021 and December 31, 2020; shares issued and outstanding: 22,018,193 at September 30, 2021 and 21,755,195 at December 31, 2020	220	218
Paid-in capital	270,309	268,666
Retained earnings	18,999	424
Accumulated other comprehensive loss	(33,553)	(39,172)
TOTAL STOCKHOLDERS’ EQUITY	255,975	230,136
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$809,807	$807,481
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$224,777	$224,750	$607,066	$519,960
Cost of sales	141,662	145,958	391,790	334,066
Gross margin	83,115	78,792	215,276	185,894
Distribution expenses	18,893	18,961	56,470	50,710
Selling, general and administrative expenses	42,542	38,325	116,879	114,274
Restructuring expenses	—	—	—	253
Goodwill and other impairments	—	—	—	20,100
Income from operations	21,680	21,506	41,927	557
Interest expense	(3,835)	(4,128)	(11,668)	(13,094)
Mark to market gain (loss) on interest rate derivatives	120	99	664	(2,316)
Income (loss) before income taxes and equity in earnings (losses)	17,965	17,477	30,923	(14,853)
Income tax provision	(5,589)	(3,711)	(9,837)	(3,013)
Equity in earnings (losses), net of taxes	195	147	341	(362)
NET INCOME (LOSS)	$12,571	$13,913	$21,427	$(18,228)
BASIC INCOME (LOSS) PER COMMON SHARE	$0.58	$0.66	$1.00	$(0.87)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.57	$0.65	$0.98	$(0.87)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$12,571	$13,913	$21,427	$(18,228)
Other comprehensive income (loss), net of taxes:
Translation adjustment	240	2,145	4,463	(4,827)
Net change in cash flow hedges	992	216	1,055	(2,560)
Effect of retirement benefit obligations	33	20	101	59
Other comprehensive income (loss), net of taxes	1,265	2,381	5,619	(7,328)
Comprehensive income (loss)	$13,836	$16,294	$27,046	$(25,556)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
Comprehensive income (loss):
Net income	—	—	—	3,067	—	3,067
Translation adjustment	—	—	—	—	1,829	1,829
Net change in cash flow hedges	—	—	—	—	(173)	(173)
Effect of retirement benefit obligations	—	—	—	—	27	27
Total comprehensive income						4,750
Performance shares issued to employees	150	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	177	2	(2)	—	—	—
Stock compensation expense	—	—	1,439	—	—	1,439
Net exercise of stock options	44	—	184	—	—	184
Shares effectively repurchased for required employee withholding taxes	(146)	(1)	(2,159)	—	—	(2,160)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2021	21,980	$220	$268,127	$2,548	$(37,489)	$233,406
Comprehensive income:
Net income	—	—	—	5,789	—	5,789
Translation adjustment	—	—	—	—	2,394	2,394
Net change in cash flow hedges	—	—	—	—	236	236
Effect of retirement benefit obligations	—	—	—	—	41	41
Total comprehensive income						8,460
Net issuance of restricted shares granted to employees and directors	44	—	—	—	—	—
Stock compensation expense	—	—	1,323	—	—	1,323
Net exercise of stock options	50	1	550	—	—	551
Shares effectively repurchased for required employee withholding taxes	(67)	(1)	(1,024)	—	—	(1,025)
Dividends (1)	—	—	—	(914)	—	(914)
BALANCE AT JUNE 30, 2021	22,007	$220	$268,976	$7,423	$(34,818)	$241,801
Comprehensive income:
Net income	—	—	—	12,571	—	12,571
Translation adjustment	—	—	—	—	240	240
Net change in cash flow hedges	—	—	—	—	992	992
Effect of retirement benefit obligations	—	—	—	—	33	33
Total comprehensive income						13,836
Stock compensation expense	—	—	1,192	—	—	1,192
Net exercise of stock options	12	—	142	—	—	142
Shares effectively repurchased for required employee withholding taxes	(1)	—	(1)	—	—	(1)
Dividends (1)	—	—	—	(995)	—	(995)
BALANCE AT SEPTEMBER 30, 2021	22,018	$220	$270,309	$18,999	$(33,553)	$255,975
(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2021 and 2020, respectively.

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
Comprehensive (loss) income:
Net loss	—	—	—	(28,164)	—	(28,164)
Translation adjustment	—	—	—	—	(4,458)	(4,458)
Net change in cash flow hedges	—	—	—	—	(2,877)	(2,877)
Effect of retirement benefit obligations	—	—	—	—	20	20
Total comprehensive loss						(35,479)
Performance shares issued to employees	62	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	220	2	(2)	—	—	—
Stock compensation expense	—	—	1,320	—	—	1,320
Shares effectively repurchased for required employee withholding taxes	(52)	(1)	(298)	—	—	(299)
Dividends (1)	—	—	—	(932)	—	(932)
BALANCE AT MARCH 31, 2020	21,486	$215	$264,405	$(21,923)	$(41,770)	$200,927

Comprehensive (loss) income:
Net loss	—	—	—	(3,977)	—	(3,977)
Translation adjustment	—	—	—	—	(2,514)	(2,514)
Net change in cash flow hedges	—	—	—	—	101	101
Effect of retirement benefit obligations	—	—	—	—	19	19
Total comprehensive loss						(6,371)
Net issuance of restricted shares granted to employees and directors	309	3	(3)	—	—	—
Stock compensation expense	—	—	1,415	—	—	1,415
Shares effectively repurchased for required employee withholding taxes	(26)	—	(187)	—	—	(187)
Dividends (1)	—	—	—	(913)	—	(913)
BALANCE AT JUNE 30, 2020	21,769	$218	$265,630	$(26,813)	$(44,164)	$194,871
Comprehensive income
Net income	—	—	—	13,913	—	13,913
Translation adjustment	—	—	—	—	2,145	2,145
Derivative fair value adjustment	—	—	—	—	216	216
Effect of retirement benefit obligations	—	—	—	—	20	20
Total comprehensive income						16,294
Stock compensation expense	—	—	1,570	—	—	1,570
Shares effectively repurchased for required employee withholding taxes	(1)	—	—	—	—	—
Dividends (1)	—	—	—	(942)	—	(942)
BALANCE AT SEPTEMBER 30, 2020	21,768	$218	$267,200	$(13,842)	$(41,783)	$211,793
(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2021 and 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$21,427	$(18,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,560	18,385
Goodwill and other impairments	—	20,100
Amortization of financing costs	1,309	1,326
Mark to market (gain) loss on interest rate derivatives	(664)	2,316
Non-cash lease expense	(1,089)	2,915
Provision (recovery) for doubtful accounts	(166)	3,011
Stock compensation expense	3,973	4,321
Undistributed (earnings) losses from equity investment, net of taxes	(341)	362
Changes in operating assets and liabilities
Accounts receivable	659	(55,466)
Inventory	(54,117)	(37,303)
Prepaid expenses, other current assets and other assets	4,733	3,573
Accounts payable, accrued expenses and other liabilities	24,093	100,798
Income taxes receivable	—	1,577
Income taxes payable	(2,779)	1,521
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,598	49,208
INVESTING ACTIVITIES
Purchases of property and equipment	(3,361)	(1,645)
Proceeds from sale of shares of equity method investment	3,061	—
Acquisition	(178)	—
NET CASH USED IN INVESTING ACTIVITIES	(478)	(1,645)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	16,845	107,418
Repayments of revolving credit facility	(42,531)	(113,652)
Repayments of term loan	(10,478)	(7,583)
Payments for finance lease obligations	(71)	(75)
Payments of tax withholding for stock based compensation	(3,186)	(486)
Proceeds from the exercise of stock options	877	—
Cash dividends paid	(2,913)	(1,862)
NET CASH USED IN FINANCING ACTIVITIES	(41,457)	(16,240)
Effect of foreign exchange on cash	56	(18)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,281)	31,305
Cash and cash equivalents at beginning of period	35,963	11,370
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,682	$42,675
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
Organization and business
Lifetime Brands, Inc. (“the Company”) designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumers purchasing moderately priced kitchenware, tableware and housewares, are sold through virtually every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (who may resell the Company’s products through their websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own websites.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals and non-recurring adjustments, considered necessary for a fair presentation have been included.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
September 30, 2021
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $33.7 million and $113.2 million of receivables during the three and nine months ended September 30, 2021, respectively, and $43.0 million and $116.9 million of receivables during the three and nine months ended September 30, 2020, respectively. Charges of $0.1 million and $0.3 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. Charges of $0.1 million and $0.4 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. At September 30, 2021 and 2020, $15.8 million and $26.7 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
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
The components of inventory were as follows (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$245,117	$194,209
Work in process	224	45
Raw materials	11,581	8,910
Total	$256,922	$203,164

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Derivatives
The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes have no net impact on earnings until the hedged item is recognized in earnings. The changes in the fair value of hedges are included in accumulated other comprehensive loss and are subsequently recognized in the Company’s unaudited condensed consolidated statements of operations to mirror the location of the hedged items impacting earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the Company’s unaudited condensed consolidated statements of operations.
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
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update No. (“ASU”) Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test.
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
Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact its reported financial results. In addition, sustained declines in the Company’s stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to the Company’s consolidated balance sheet or results of operations. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, an impairment charge will be recorded to reduce the reporting unit to fair value.
The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of each long-lived asset exceeds the fair value of the asset. See NOTE 6 — INTANGIBLE ASSETS to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Leases
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the condensed consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other long-term liabilities. The Company’s finance leases are not material to the Company’s condensed consolidated balance sheets.
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
During the three and nine months ended September 30, 2021, the Company did not incur any restructuring expenses.
During the nine months ended September 30, 2020, the Company’s international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company’s efforts to achieve product development efficiencies and a country tailored international sales approach.
Adoption of new accounting pronouncements
Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies the application of U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
New accounting pronouncements
Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company, as defined by the Securities and Exchange Commission for interim and annual periods beginning after December 15, 2022. The Company met the definition of a Smaller Reporting Company as of the one-time determination date of November 15, 2019. Early adoption is permitted. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate that is expected to be discontinued as a result of reference rate reform. The guidance in ASU 2020-04 may be applied to contract modifications and hedging relationships as of any date from March 12, 2020 but no later than December 31, 2022 and should be applied on a prospective basis. The Company has not yet applied the guidance in ASU 2020-04 and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.0 million and $2.4 million for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2020, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S. segment
Kitchenware	$113,429	$119,566	$337,051	$283,258
Tableware	51,667	51,285	119,188	98,534
Home Solutions	32,628	30,688	84,249	81,546
Total U.S. segment	197,724	201,539	540,488	463,338

International segment	27,053	23,211	66,578	56,622
Total net sales	$224,777	$224,750	$607,066	$519,960

United States	$189,456	$193,432	$522,170	$447,087
United Kingdom	15,741	15,646	38,376	36,418
Rest of World	19,580	15,672	46,520	36,455
Total net sales	$224,777	$224,750	$607,066	$519,960

NOTE 3 —ACQUISITION
On February 26, 2021, the Company acquired the business and certain assets of Year & Day, a designer and distributor of ceramic dinnerware, stainless steel flatware and Italian glassware for $0.2 million. The assets and operating results of the Year & Day brand are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired which consisted of inventory of $0.3 million and liabilities assumed of $0.1 million. The Year & Day acquisition did not have a material impact on the Company's consolidated statement of operations for the three and nine months ended September 30, 2021.
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expenses(1):
Fixed lease expense	$4,471	$4,450	$13,467	$13,755
Variable lease expense	917	977	2,844	2,897
Total	$5,388	$5,427	$16,311	$16,652

(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Supplemental cash flow information for lease related liabilities and assets for the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,556	$10,839

	Nine Months Ended September 30,
	2021	2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,307	$38
During the three and nine months ended September 30, 2020, in response to the COVID-19 pandemic, the Company negotiated COVID-19 related rent concessions for several of its leased properties. The majority of these rent concessions were in the form of deferred rent payments for one or more months. The Company applied the guidance issued in the FASB Staff Q&A - Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic, and elected to account for these rent concessions as if no changes to the lease were made and continued to recognize the straight-line lease expense. The COVID-19 related deferred rent payments as of September 30, 2020, totaled $1.4 million and were deferred to the fourth quarter of fiscal year 2020 and into fiscal year 2021. As of September 30, 2021, all deferred payments have been paid.
The aggregate future lease payments for operating leases as of September 30, 2021 were as follows (in thousands):

Operating
2021 (excluding the nine months ended September 30, 2021)	$4,623
2022	18,522
2023	18,540
2024	18,122
2025	18,023
2026	17,450
Thereafter	38,522
Total lease payments	133,802
Less: Interest	(27,427)
Present value of lease payments	$106,375
Average lease terms and discount rates were as follows:

September 30, 2021
Operating leases:
Weighted-average remaining lease term (years)	7.5
Weighted-average discount rate	6.2%

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
NOTE 5 —INVESTMENTS
As of September 30, 2021, the Company owned approximately 25% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2021 and 2020 in the accompanying unaudited condensed consolidated statements of operations.
On June 30, 2021, Vasconia sold shares, which diluted the Company’s investment ownership from approximately 30% to approximately 27%. The Company recorded a non-cash gain of $1.7 million, increasing the Company’s investment balance. Additionally, a loss of $2.0 million was recognized for the proportionate share of the diluted ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss of $0.3 million was included in equity in earnings (losses), net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021.
On July 29, 2021, the Company sold 2.2 million shares further reducing its ownership from approximately 27% to approximately 25% in Vasconia for net cash proceeds of approximately $3.1 million, as a result the Company recorded a gain of $1.0 million, after decreasing the Company’s investment balance. The gain on the sale resulted in a tax expense of $0.1 million. Additionally, a loss of $1.4 million was recognized for the proportionate share of the reduced ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss, including taxes, of $0.5 million was included in equity in earnings (losses), net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021. The Company continues to apply the equity method of accounting.
The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 20.54 and MXN 19.88 at September 30, 2021 and December 31, 2020, respectively.
The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the following exchange rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average exchange rate (USD to MXN)	20.01	22.06	20.01 - 20.33	19.91 - 23.31
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in an increase to the investment of $1.3 million and a decrease of $3.4 million during the nine months ended September 30, 2021 and 2020, respectively. These translation effects are recorded in accumulated other comprehensive loss.
Summarized income statement information for the three and nine months ended September 30, 2021 and 2020 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended September 30,
	2021		2020
	USD	MXN	USD	MXN
Net sales	$61,783	$1,236,289	$39,565	$872,647
Gross profit	12,958	259,285	9,556	210,770
Income from operations	3,886	77,756	2,957	65,229
Net income	2,952	59,063	536	11,812

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

	Nine Months Ended September 30,
	2021		2020
	USD	MXN	USD	MXN
Net sales	$174,468	$3,508,858	$99,932	$2,171,695
Gross profit	40,837	821,125	21,025	459,731
Income from operations	14,169	284,799	3,821	87,229
Net income (loss)	4,562	91,063	(36)	(6,344)

The Company recorded equity in earnings of Vasconia, net of taxes, of $0.7 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. The Company recorded equity in earnings (losses) of Vasconia, net of taxes, of $0.1 million and $(0.2) million for the three and nine months ended September 30, 2020, respectively.
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	September 30, 2021	December 31, 2020
Amounts due from Vasconia	Prepaid expenses and other current assets	$69	$55
Amounts due to Vasconia	Accrued expenses and Accounts payable	(58)	(91)

As of September 30, 2021 and December 31, 2020, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $33.7 million and $32.8 million, respectively. The carrying value of the Company’s investment in Vasconia was $22.1 million and $20.0 million as of September 30, 2021 and December 31, 2020, respectively.
Lifetime Brands Do Brasil Participacoes Ltda., a 100% owned subsidiary of the Company, was dissolved on May 5, 2020. The subsidiary held a note receivable relating to the 2016 sale of its 40% equity interest in GS International S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil, which was accounted for as an equity method investment. The final installment due on the note receivable was received prior to dissolution of the subsidiary. Foreign currency translation losses of $0.2 million, which were previously recorded as a component of stockholder’s equity within accumulated other comprehensive loss, were recognized in earnings upon dissolution of this subsidiary for the nine months ended September 30, 2020. The Company included this loss within equity in earnings (losses), net of taxes.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$30,271	$—	$30,271	$49,371	$(19,100)	$—	$30,271
Indefinite-lived intangible assets:
Trade names	49,600	—	49,600	50,600	(1,000)	—	49,600
Finite-lived intangible assets:
Licenses	15,847	(11,084)	4,763	15,847	—	(10,742)	5,105
Trade names	51,851	(23,146)	28,705	52,030	—	(20,874)	31,156
Customer relationships	177,300	(63,270)	114,030	177,801	—	(54,008)	123,793
Other	6,567	(2,922)	3,645	6,582	—	(2,482)	4,100
Total	$331,436	$(100,422)	$231,014	$352,231	$(20,100)	$(88,106)	$244,025
In the first quarter of 2020, as a result of the economic downturn caused by the COVID-19 pandemic, the Company concluded that a triggering event had occurred and performed an interim impairment test of goodwill and certain intangible assets as of March 31, 2020, which resulted in an impairment charge of $20.1 million. The Company performed the first quarter 2020 interim impairment test of goodwill by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow method and market multiple method. For goodwill, the outcome of the valuation is largely dependent upon estimates made by the Company with respect to significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital under the discounted cash flow method. For the three and nine months ended September 30, 2021, there were no impairment triggering events identified.
NOTE 7 — DEBT
The Company’s credit agreement, dated as of March 2, 2018 (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) that provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, lenders have the option to decline a portion or all of the prepayment amount. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan facility requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
As of September 30, 2021 and December 31, 2020, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2021	December 31, 2020
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(1,600)	(27,302)
Standby letters of credit	(3,311)	(2,698)
Total availability under the ABL Agreement	$145,089	$120,000
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
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2021	December 31, 2020
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$10,000	$19,120
Estimated unamortized debt issuance costs	(1,451)	(1,463)
Total Current portion of Term Loan facility	$8,549	$17,657

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$242,127	$243,485
Estimated unamortized debt issuance costs	(3,398)	(4,508)
Total Non-current portion of Term Loan facility	$238,729	$238,977
The estimated Excess Cash Flow principal payment recorded at September 30, 2021 represents the Company’s estimate for the 2022 Excess Cash Flow payment. The 2021 Excess Cash Flow payment, paid on March 30, 2021, totaled $10.5 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2020 of $19.1 million as certain lenders opted to not require payment per the terms of the Debt Agreements.
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
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2021 was 3.5%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2021 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2021.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 8 — DERIVATIVES
Interest Rate Swap Agreements
The Company's total outstanding notional value of interest rate swaps was $75.0 million at September 30, 2021.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $50.0 million at September 30, 2021.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at September 30, 2021. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
Foreign Exchange Contracts
The Company is party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less than 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure.
The aggregate gross notional values of foreign exchange contracts at September 30, 2021 was $31.3 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of September 30, 2021, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate swaps	Accrued expenses	409	504
	Other Long-Term Liabilities	410	1,034
Foreign exchange contracts	Prepaid expenses and other current assets	582	—
	Other Assets	86	—

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate swaps	Other Long-Term Liabilities	1,077	1,742
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of September 30, 2021, the Company did not anticipate non-performance by any of its counterparties.
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss), net of taxes, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2021	2020	2021	2020
Interest rate swaps	$147	$216	$540	$(2,669)
Foreign exchange contracts	845	—	515	109
	$992	$216	$1,055	$(2,560)
Realized gains and losses on the interest rate swaps are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the three and nine months ended September 30, 2021.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended September 30, 2021, the Company reclassified $0.5 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.2 million related to realized interest rate swap losses and a loss of $0.3 million related to foreign exchange contracts recognized in cost of sales. During the nine months ended September 30, 2021, the Company reclassified $1.3 million of cash flow hedges in other comprehensive losses to earnings. This was comprised of $0.7 million related to realized interest rate swap losses and a loss of $0.6 million related to foreign exchange contracts recognized in cost of sales. At September 30, 2021, the estimated amount of existing losses expected to be reclassified into earnings within the next 12 months was $0.6 million.
During the three months ended September 30, 2020, the Company reclassified $0.3 million of cash flow hedges in other comprehensive losses to earnings related to realized interest rate swap losses. During the nine months ended September 30, 2020, the Company reclassified $0.7 million of cash flow hedges in other comprehensive losses to earnings. This was

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
comprised of $0.9 million related to realized interest rate swap losses and a gain of $0.2 million related to foreign exchange contracts recognized in cost of sales.
Interest and mark to market gains (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2021	2020	2021	2020
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$120	$99	$664	$(2,316)
	Interest expense	(116)	(111)	(342)	(213)
		$4	$(12)	$322	$(2,529)

NOTE 9 — STOCK COMPENSATION
Option Awards
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2021 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2021	1,286,900	$13.28
Grants	48,000	14.18
Exercises (1)	(235,325)	11.70
Expirations	(4,000)	19.10
Options outstanding, September 30, 2021	1,095,575	13.64	5.1	$5,153
Options exercisable, September 30, 2021	912,115	$14.31	4.5	$3,700
Total unrecognized stock option expense remaining (in thousands)	$560
Weighted-average years expected to be recognized over	1.6
(1) Includes the exercise of 1,000 options settled in cash in accordance with the Company’s Amended and Restated 2000 Long-Term Incentive Plan ("the Plan").
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2021. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2021 and the exercise price.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2021 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2021	795,587	$7.54
Grants	220,658	14.27
Vested	(552,880)	7.07
Cancellations	(400)	11.42
Non-vested restricted shares, September 30, 2021	462,965	$11.31
Total unrecognized compensation expense remaining (in thousands)	$4,272
Weighted-average years expected to be recognized over	1.7
The total fair value of restricted stock that vested during the nine months ended September 30, 2021 was $8.4 million.
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
A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2021 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2021	431,046	$9.94
Grants	176,915	14.18
Vested	(150,273)	12.79
Cancellations	(21,358)	12.76
Non-vested performance-based awards, September 30, 2021	436,330	$10.54
Total unrecognized compensation expense remaining (in thousands)	$2,793
Weighted-average years expected to be recognized over	2.0
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the nine months ended September 30, 2021 was $2.1 million.
At September 30, 2021, there were 357,858 shares available for awards that could be granted under the Plan, assuming maximum performance of performance-based awards.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Compensation Expense Components	2021	2020	2021	2020
Equity based stock option expense	$95	$143	$321	$428
Restricted and performance-based stock awards expense	1,097	1,427	3,633	3,877
Stock compensation expense for equity based awards	$1,192	$1,570	$3,954	$4,305
Liability based stock option expense	9	5	19	16
Total Stock Compensation Expense	$1,201	$1,575	$3,973	$4,321

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The calculations of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income (loss) – Basic and Diluted	$12,571	$13,913	$21,427	$(18,228)
Weighted-average shares outstanding – Basic	21,549	20,935	21,343	20,835
Effect of dilutive securities:
Stock options and other stock awards	536	350	621	—
Weighted-average shares outstanding – Diluted	22,085	21,285	21,964	20,835
Basic income (loss) per common share	$0.58	$0.66	$1.00	$(0.87)
Diluted income (loss) per common share	$0.57	$0.65	$0.98	$(0.87)
Antidilutive Securities(1)	337	1,850	394	2,133
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 11— INCOME TAXES
Income tax provision of $5.6 million and $9.8 million for the three and nine months ended September 30, 2021, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 31.1% and 31.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
For the three and nine months ended September 30, 2020, the Company had used a discrete effective tax rate method to calculate taxes. Income tax provision of $3.7 million and $3.0 million for the three and nine months ended September 30, 2020, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 21.2% and (20.3)%, respectively. The effective tax rate for the three months ended September 30, 2020 is consistent with the federal statutory income tax rate of 21.0% and includes an increase for state and local tax expense offset by other items that are not material. The negative rate for the nine months ended September 30, 2020 reflects tax expense on a pretax financial reporting loss. The effective rate for the nine months ended September 30, 2020 differs from the federal statutory income tax rate primarily due to state and local tax expense, equity based awards, and the non-deductible portion of the U.S. goodwill impairment recorded in the three months ended March 31, 2020.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Georgia, Illinois, Massachusetts, New Jersey, New York and the United Kingdom.
The Company's New York State tax returns for years 2015-2016 remain under audit. The audit has been expanded to include tax years 2017-2019. As of September 30, 2021, there are no material assessments in any given year.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended September 30, 2021 and September 30, 2020.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net sales
U.S.	$197,724	$201,539	$540,488	$463,338
International	27,053	23,211	66,578	56,622
Total net sales	$224,777	$224,750	$607,066	$519,960
Income from operations
U.S.	$30,958	$29,111	$66,339	$28,383
International	(2,402)	(1,353)	(6,168)	(11,904)
Unallocated corporate expenses	(6,876)	(6,252)	(18,244)	(15,922)
Income from operations	$21,680	$21,506	$41,927	$557
Depreciation and amortization
U.S.	$4,624	$4,926	$13,913	$14,922
International	1,213	1,164	3,647	3,463
Total depreciation and amortization	$5,837	$6,090	$17,560	$18,385

	September 30, 2021	December 31, 2020
	(in thousands)
Assets
U.S.	$694,138	$661,321
International	106,924	110,222
Unallocated corporate	8,745	35,938
Total Assets	$809,807	$807,481

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
NOTE 13 — CONTINGENCIES
Wallace EPA Matter
Wallace Silversmiths de Puerto Rico, Ltd. (“WSPR”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the U.S. Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to contamination present in the local drinking water supply.
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
In December 2018, the Company, WSPR, and other identified potentially responsible parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. In February 2020, the tolling agreements were extended to November 2020. In November 2020, the tolling agreements were extended to November 2021. The Department of Justice has asked the parties to extend the tolling agreements to November 2022, and we anticipate that all parties will do so. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements.
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
In August 2021, WSPR received a Notice of Liability from the Department of Justice on behalf of the EPA, and in September 2021, WSPR submitted a good faith offer to conduct additional testing and remedial design, which is under consideration by the EPA.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
The Company has reserved $0.5 million to cover probable and estimable liabilities with respect to the above testing and remedial design. However, it is not possible at this time for the Company to estimate its share of its ultimate liability related to this matter. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.
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
The Company also compiled and submitted to CBP a complete set of supporting documents for three additional protests (for the remaining 29 tableware collections that were imported by the Company under the protested shipments). One of the additional protests was approved on October 15, 2020; the other two remain pending. If the CBP approves these additional claims and accepts the evidence presented, then no additional duties will be owed for the remaining protested shipments.
Because the period of investigation covers a five-year period, the Company is compiling supporting documentation packages for all tableware collections imported during this period.
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $2.2 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $4.4 million for negligence and up to $8.8 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
NOTE 14 — OTHER
Cash dividends
Dividends declared in the nine months ended September 30, 2021 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/9/2021	5/3/2021	5/17/2021
$0.0425	6/24/2021	8/2/2021	8/16/2021
$0.0425	8/3/2021	11/1/2021	11/15/2021
During the nine months ended September 30, 2021, the Company paid dividends of $2.9 million. This included payments made on February 12, 2021, May 17, 2021 and August 16, 2021 of $0.9 million, $0.9 million and $0.9 million, respectively, to shareholders of record on January 29, 2021, May 3, 2021 and August 2, 2021 respectively, and payments of $0.2 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended September 30, 2021, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on November 15, 2021. For the nine months ended September 30, 2021, the Company reduced retained earnings for the accrual of $2.9 million relating to the dividend payable on May 17, 2021, August 16, 2021 and November 15, 2021.
On November 2, 2021, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on February 14, 2022 to shareholders of record on January 31, 2022.
Supplemental cash flow information

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,279	$11,750
Cash paid for taxes, net of refunds	12,616	(85)
Non-cash investing activities:
Translation income (loss) adjustment	$1,059	$(5,062)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(31,623)	$(40,991)	$(35,846)	$(34,019)
Translation (loss) income during period	(1,122)	2,145	1,059	(5,062)
Amounts reclassified from accumulated other comprehensive loss (1)	1,362	—	3,404	235
Translation Adjustment	240	2,145	4,463	(4,827)
Balance at end of period	$(31,383)	$(38,846)	$(31,383)	$(38,846)
Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(1,062)	$(1,612)	$(1,125)	$1,164
Change in unrealized gain (losses)	528	(89)	(255)	(3,224)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	464	305	1,310	664
Net change in cash flow hedges, net of taxes of $(247), $(73), $(301), $856	992	216	1,055	(2,560)
Balance at end of period	$(70)	$(1,396)	$(70)	$(1,396)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(2,133)	$(1,561)	$(2,201)	$(1,600)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial loss, net of taxes	33	20	101	59
Balance at end of period	$(2,100)	$(1,541)	$(2,100)	$(1,541)
Total accumulated other comprehensive loss at end of period	$(33,553)	$(41,783)	$(33,553)	$(41,783)

(1)Amounts are recorded in equity in earnings (losses) on the unaudited condensed statements of operations.
(2)Amounts reclassified are recorded in interest expense and cost of sales on the unaudited condensed consolidated statement of operations.
(3)Amounts are recorded in selling, general and administrative expense on the unaudited condensed consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries), contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements include information concerning the Company’s plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “intends,” “predicts,” “plans,” “believes,” “may,” “should,” “would,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements include, without limitation, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) in Part I, Item 1A under the heading Risk Factors, and in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Such risks, uncertainties and other important factors include, among others, risks related to:
•General economic factors and political conditions;
•Exit of the United Kingdom from the European Union;
•Tariffs;
•Port disruptions and higher transportation costs;
•Indebtedness and compliance with credit agreements;
•Access to the capital markets and credit markets;
•The credit-worthiness of the Company’s customers and the counterparties to its derivatives;
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
The Company is required to file its Annual Reports on Forms 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Form 8-K, and other reports and documents as required from time to time with the SEC. The Company also maintains a website at http://www.lifetimebrands.com. Information contained on this website is not a part of or incorporated by reference into this Quarterly Report on Form 10-Q. The Company makes available on its website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after these reports are filed with or furnished to the SEC. Users can access these reports free of charge on the Company’s website. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding the Company’s electronic filings with the SEC at http://www.sec.gov.
The Company intends to use its website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Such disclosures will be included on the Company’s website in the ‘Investor Relations’ section. Accordingly, investors should monitor such portion of the Company’s website, in addition to following the Company's press releases, SEC filings and public conference calls and webcasts.
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
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, Taylor®, KitchenAid®, KitchenCraft®, Pfaltzgraff®, Built NY®, Rabbit®, Kamenstein®, and MasterClass®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, developing existing brands, acquiring new brands (including complementary brands in markets outside the U.S.), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.

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
EQUITY INVESTMENTS
As of September 30, 2021, the Company owned approximately 25% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2021 and 2020 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of September 30, 2021, Vasconia’s Board of Directors is comprised of eleven members, of whom the Company has designated two members.
On June 30, 2021, Vasconia sold shares, which diluted the Company’s investment ownership from approximately 30% to approximately 27%. The Company recorded a non-cash gain of $1.7 million, increasing the Company’s investment balance. Additionally, a loss of $2.0 million was recognized for the proportionate share of the diluted ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss of $0.3 million was included in equity in earnings (losses), net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021.
On July 29, 2021, the Company sold 2.2 million shares further reducing its ownership from approximately 27% to approximately 25% in Vasconia for net cash proceeds of approximately $3.1 million, as a result the Company recorded a gain of $1.0 million, after decreasing the Company’s investment balance. The gain on the sale resulted in a tax expense of $0.1 million. Additionally, a loss of $1.4 million was recognized for the proportionate share of the reduced ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss, including taxes, of $0.5 million was included in equity in earnings (losses), net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021. The Company continues to apply the equity method of accounting.
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
RESTRUCTURING
During the three and nine months ended September 30, 2021, the Company did not incur any restructuring expenses.
During the nine months ended September 30, 2020, the Company’s international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company’s efforts to achieve product development efficiencies and a country tailored international sales approach.
RECENT DEVELOPMENTS
The COVID-19 pandemic, as well as other factors including, increased demand and shifts in consumer shopping patterns, have caused disruption in the global supply chain. The increased demand for containers, limited container capacity, and backlog at U.S. ports have resulted in increased market costs of inbound freight, container shortages, and longer lead times. The disruption in the global supply chain has also caused increased input costs used to manufacture the Company’s product. The Company has been impacted by these disruptions and has experienced higher inbound freight cost, delays in importing inventory due to limited availability of containers, and an increase in product costs. The increasing costs trend is expected to impact the Company into the fourth quarter of fiscal year 2021. There have also been instances of limited trucking availability. The Company has experienced instances of trucking shortages, which has resulted in delays of shipments to certain of its customers.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the Company’s critical accounting policies and estimates discussed in the 2020 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.0	64.9	64.5	64.2
Gross margin	37.0	35.1	35.5	35.8
Distribution expenses	8.4	8.4	9.3	9.8
Selling, general and administrative expenses	19.0	17.1	19.3	22.0
Restructuring expenses	—	—	—	0.0
Goodwill and other impairments	—	—	—	3.9
Income from operations	9.6	9.6	6.9	0.1
Interest expense	(1.7)	(1.8)	(1.9)	(2.5)
Mark to market gain (loss) on interest rate derivatives	0.1	0.0	0.1	(0.4)
Income (loss) before income taxes and equity in earnings (losses)	8.0	7.8	5.1	(2.9)
Income tax provision	(2.5)	(1.7)	(1.7)	(0.6)
Equity in earnings (losses), net of taxes	0.1	0.1	0.1	(0.1)
Net income (loss)	5.6%	6.2%	3.5%	(3.5)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2020
Net Sales
Consolidated net sales were $224.8 million for both the three months ended September 30, 2021 and 2020. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2021 average rates to 2020 local currency amounts, consolidated net sales decreased by $1.4 million, or 0.6%, as compared to consolidated net sales in the corresponding period in 2020.
Net sales for the U.S. segment for the three months ended September 30, 2021 were $197.7 million, a decrease of $3.8 million, or 1.9%, as compared to net sales of $201.5 million for the corresponding period in 2020.

Net sales for the U.S. segment’s Kitchenware product category were $113.4 million for the three months ended September 30, 2021, a decrease of $6.2 million, or 5.2%, as compared to $119.6 million for the corresponding period in 2020. The decrease was mainly driven by lower sales due to supply chain constraints for kitchen tools and gadgets and cutlery and board products, partially offset by higher selling prices.
Net sales for the U.S. segment’s Tableware product category were $51.7 million for the three months ended September 30, 2021, an increase of $0.4 million, or 0.8%, as compared to $51.3 million for the corresponding period in 2020. The increase came from higher dinnerware e-commerce sales, partially offset by lower sales of flatware which was impacted by supply chain constraints.
Net sales for the U.S. segment’s Home Solutions product category were $32.6 million for the three months ended September 30, 2021, an increase of $1.9 million, or 6.2%, as compared to $30.7 million for the corresponding period in 2020. The increase was primarily driven by a new private label hydration program and sales in the back-to-school lunch box category, offset by lower sales in the hydration product category due to a warehouse club program not repeating in 2021.
Net sales for the International segment were $27.1 million for the three months ended September 30, 2021, an increase of $3.9 million, or 16.8%, as compared to net sales of $23.2 million for the corresponding period in 2020. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $2.5 million, or 10.0%, as compared to consolidated net sales in the corresponding period in 2020. The increase was primarily attributable to increased sales in the Company’s global trading business in Asia, higher e-commerce sales, continued recovery of sales to brick-and-mortar retailers, and higher selling prices.
Gross margin
Gross margin for the three months ended September 30, 2021 was $83.1 million, or 37.0%, as compared to $78.8 million, or 35.1%, for the corresponding period in 2020.
Gross margin for the U.S. segment was $74.5 million, or 37.7%, for the three months ended September 30, 2021, as compared to $71.7 million, or 35.6%, for the corresponding period in 2020.
Gross margin for the International segment was $8.6 million, or 31.7%, for the three months ended September 30, 2021, as compared to $7.0 million, or 30.2%, for the corresponding period in 2020.
The improvement in gross margin for the U.S. and International segments was primarily driven by price increases, channel and product mix, partially offset by higher inventory cost.
Distribution expenses
Distribution expenses for the three months ended September 30, 2021 were $18.9 million, as compared to $19.0 million for the corresponding period in 2020. Distribution expenses as a percentage of net sales were 8.4% for the three months ended September 30, 2021, as compared to 8.4% for the three months ended September 30, 2020.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 7.2% and 7.6% for the three months ended September 30, 2021 and 2020, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses, distribution expenses were 8.4% and 8.4% for the three months ended September 30, 2021 and 2020, respectively. The improvement in expenses as a percentage of net sales was attributable to improved labor management, lower warehouse supply expenses in the current period, partially offset by higher hourly labor rates.
Distribution expenses as a percentage of net sales for the International segment were 17.5% for the three months ended September 30, 2021, compared to 15.5% for the corresponding period in 2020. As a percentage of sales shipped from the Company’s U.K. warehouse distribution expenses were 14.5% and 13.6% for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily attributed to increased shipping cost for products shipped from the U.K. warehouse to continental Europe and higher cost due to transportation shortages.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2021 were $42.5 million, an increase of $4.2 million, or 11.0%, as compared to $38.3 million for the corresponding period in 2020.
Selling, general and administrative expenses for the U.S. segment were $29.3 million for the three months ended September 30, 2021, as compared to $27.3 million for the corresponding period in 2020. As a percentage of net sales, selling, general and administrative expenses were 14.8% and 13.5% for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily attributable to lower expenses in the prior period due to the Company's savings initiative in response to the COVID-19 pandemic.

Selling, general and administrative expenses for the International segment were $6.3 million for the three months ended September 30, 2021, as compared to $4.8 million for the corresponding period in 2020. The increase was primarily attributable to foreign currency exchange losses and increased professional fees.
Unallocated corporate expenses for the three months ended September 30, 2021 were $6.9 million, as compared to $6.3 million for the corresponding period in 2020. The increase was driven by higher incentive compensation expense, partially offset by lower professional fees.
Interest expense
Interest expense was $3.8 million for the three months ended September 30, 2021 and $4.1 million for the three months ended September 30, 2020. The decrease in expense was a result of less debt outstanding.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.1 million for both the three months ended September 30, 2021 and 2020. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2021, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $5.6 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 31.1% and 21.2%, respectively. The effective tax rate for the three months ended September 30, 2021 differs from the federal statutory income tax rate of 21% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended September 30, 2020 is consistent with the federal statutory income tax rate of 21.0% and includes an increase for state and local tax expense offset by other items that are not material.
Equity in earnings (losses)
Equity in earnings of Vasconia, net of taxes, was $0.7 million for the three months ended September 30, 2021, as compared to equity in earnings of Vasconia, net of taxes, of $0.1 million for the three months ended September 30, 2020. Vasconia reported income from operations of $3.9 million for the three months ended September 30, 2021, as compared to income from operations of $3.0 million for the three months ended September 30, 2020. The increase in income from operations was primarily attributable to improved operating results in the current period in both Vasconia's kitchenware and aluminum divisions.
For the three months ended September 30, 2021, the Company recognized a net loss, including taxes, of $0.5 million related to a partial sale of the Company’s ownership in its Vasconia investment. The net loss was comprised of a gain of $1.0 million, for the difference between the selling price and the Company’s basis in the sale of shares, offset by tax expense of $0.1 million and a loss of $1.4 million, related to amounts previously recognized in accumulated other comprehensive loss.
MANAGEMENT’S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2020
Net Sales
Consolidated net sales for the nine months ended September 30, 2021 were $607.1 million, an increase of $87.1 million, or 16.8%, as compared to net sales of $520.0 million for the corresponding period in 2020. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2021 average rates to 2020 local currency amounts, consolidated net sales increased by $82.5 million, or 15.7%, as compared to consolidated net sales in the corresponding period in 2020.
Net sales for the U.S. segment for the nine months ended September 30, 2021 were $540.5 million, an increase of $77.2 million, or 16.7%, as compared to net sales of $463.3 million for the corresponding period in 2020.
Net sales for the U.S. segment’s Kitchenware product category were $337.1 million for the nine months ended September 30, 2021, an increase of $53.8 million, or 19.0%, as compared to $283.3 million for the corresponding period in 2020. The increase was mainly driven by higher consumer demand, in both e-commerce and wholesale channels, for essential kitchen tools and gadgets, cutlery and board and bakeware products, and higher selling prices. The increase was partially offset by lower sales due to supply chain constraints for kitchen tools and gadgets and cutlery and board products. The strong demand for these products has been a result of shifts in consumer purchasing patterns as consumers continue to spend more time at home.
Net sales for the U.S. segment’s Tableware product category were $119.2 million for the nine months ended September 30, 2021, an increase of $20.7 million, or 21.0%, as compared to $98.5 million for the corresponding period in 2020. The increase came from all product lines, most notably on sales from a new flatware warehouse club program, continued recovery of sales to brick-and-mortar customers and higher dinnerware e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $84.2 million for the nine months ended September 30, 2021, an increase of $2.7 million, or 3.3%, as compared to $81.5 million for the corresponding period in 2020. The increase was primarily driven by home décor, a new private label hydration program and sales in the back-to-school lunch box category. The increase was partially offset by lower sales in the hydration product category due to a warehouse club program not repeating in 2021.
Net sales for the International segment were $66.6 million for the nine months ended September 30, 2021, an increase of $10.0 million, or 17.7%, as compared to net sales of $56.6 million for the corresponding period in 2020. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales increased $5.5 million, or 9.1%, as compared to consolidated net sales in the corresponding period in 2020. The increase in sales was primarily attributable to sales in the Company’s global trading business in Asia, continued recovery of sales to brick-and-mortar retailers, and higher selling prices, partially offset by lower e-commerce sales.
Gross margin
Gross margin for the nine months ended September 30, 2021 was $215.3 million, or 35.5%, as compared to $185.9 million, or 35.8%, for the corresponding period in 2020.
Gross margin for the U.S. segment was $193.9 million, or 35.9%, for the nine months ended September 30, 2021, as compared to $170.9 million, or 36.9%, for the corresponding period in 2020. The decrease in gross margin was primarily due to higher inbound freight costs, product mix and the inclusion in the 2020 period of a benefit from a duty exclusion on certain products. The decrease was partially offset by higher prices.
Gross margin for the International segment was $21.4 million, or 32.1%, for the nine months ended September 30, 2021, as compared to $15.0 million, or 26.5%, for the corresponding period in 2020. The increase was driven by the comparable prior period being negatively impacted by higher sales allowances and inventory reserves, and customer mix. In addition, higher prices, partially offset by increased inbound freight costs contributed to the improvement.
Distribution expenses
Distribution expenses for the nine months ended September 30, 2021 were $56.5 million, as compared to $50.7 million for the corresponding period in 2020. Distribution expenses as a percentage of net sales were 9.3% for the nine months ended September 30, 2021, as compared to 9.8% for the nine months ended September 30, 2020.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.2% and 8.6% for the nine months ended September 30, 2021 and 2020, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses, distribution expenses were 8.9% and 9.0% for the nine months ended September 30, 2021 and 2020, respectively. The improvement was a result of the leverage benefit of fixed costs on higher sales volume, improved labor management, partially offset by higher hourly labor rates and warehouse supply expenses.
Distribution expenses as a percentage of net sales for the International segment were 18.1% for the nine months ended September 30, 2021, compared to 19.5% for the corresponding period in 2020. Distribution expenses during the nine months ended September 30, 2020 include $1.1 million for the Company’s facility relocation costs. As a percentage of sales shipped from the Company’s U.K. warehouse, excluding the moving and relocation costs for U.K. operations, distribution expenses were 15.4% and 14.7% for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily attributed to increased shipping cost for products shipped from the U.K. warehouse to continental Europe and higher cost due to transportation shortages.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2021 were $116.9 million, an increase of $2.6 million, or 2.3%, as compared to $114.3 million for the corresponding period in 2020.
Selling, general and administrative expenses for the U.S. segment were $83.2 million for the nine months ended September 30, 2021, as compared to $82.7 million for the corresponding period in 2020. As a percentage of net sales, selling, general and administrative expenses were 15.4% and 17.8% for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily attributable to higher incentive compensation, and lower expenses in the prior period due to the Company’s savings initiative in response to the COVID-19 pandemic. The increase was partially offset by lower estimates for bad debt expense and facility expenses recorded in the current period. The improvement in selling, general and administrative expense as a percentage of net sales is due to the leverage benefit of fixed costs on higher sales volume.
Selling, general and administrative expenses for the International segment were $15.5 million for the nine months ended September 30, 2021, as compared to $15.7 million for the corresponding period in 2020. The decrease was primarily attributable to lower selling expenses related to advertising and lower estimates for bad debt expense. The decrease was partially offset by unfavorable foreign currency exchange losses.
Unallocated corporate expenses for the nine months ended September 30, 2021 were $18.2 million, as compared to $15.9 million for the corresponding period in 2020. The increase was driven by higher incentive compensation expense, partially offset by lower professional fees.
Restructuring expenses
During the nine months ended September 30, 2020, the Company’s international segment incurred $0.3 million of restructuring expenses related to severance associated with the strategic reorganization of the international segment’s product development and sales workforce. The strategic reorganization is the result of the Company’s efforts for product development efficiencies and a country tailored international sales approach.
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
Interest expense
Interest expense was $11.7 million for the nine months ended September 30, 2021 and $13.1 million for the nine months ended September 30, 2020. The decrease in expense was a result of less debt outstanding.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.7 million for the nine months ended September 30, 2021, as compared to a mark to market loss on interest rate derivatives of $2.3 million for the nine months ended September 30, 2020. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. The prior period loss was a result of declines in interest rates during that period. As of September 30, 2021, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $9.8 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively, represent taxes on both US and foreign earnings at combined effective income tax provision rates of 31.8% and (20.3)%, respectively. The negative rate for the nine months ended September 30, 2020 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the nine months ended September 30, 2021 differs from the federal statutory income tax rate of 21% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the nine months ended September 30, 2020 differs from the federal statutory income tax rate of 21% primarily due to state and local tax expense, equity based awards, and the non-deductible portion of the goodwill impairment recorded in the three months ended March 31, 2020.
Equity in earnings (losses)
Equity in earnings of Vasconia, net of taxes, was $1.2 million for the nine months ended September 30, 2021, as compared to equity in losses of Vasconia, net of taxes, of $0.2 million for the nine months ended September 30, 2020. Vasconia reported income from operations of $14.2 million for the nine months ended September 30, 2021, as compared to income from operations of $3.8 million for the nine months ended September 30, 2020. The increase in income from operations was primarily attributable to improved operating results in the current period in both Vasconia's kitchenware and aluminum divisions.

During the nine months ended September 30, 2021, the Company's ownership in its equity method investment decreased as a result of a dilution of its investment in Vasconia and a subsequent partial sale of its investment. The Company recognized a net loss of $0.3 million related to the dilution of the Company's ownership in its Vasconia investment. The net loss was comprised of a loss of $2.0 million, related to amounts that were previously recognized in accumulated other comprehensive loss, net of a non-cash gain of $1.7 million for the difference between the selling price and the Company's basis in the diluted shares.
Additionally, the Company recognized a net loss of $0.5 million related to a partial sale of the Company’s ownership in its Vasconia investment. The net loss was comprised of a gain of $1.0 million, for the difference between the selling price and the Company’s basis in the sale of shares, offset by tax expense of $0.1 million and a loss of $1.4 million, related to amounts previously recognized in accumulated other comprehensive loss.
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
At September 30, 2021, the Company had cash and cash equivalents of $8.7 million, compared to $36.0 million at December 31, 2020. Working capital was $251.5 million at September 30, 2021, compared to $241.2 million at December 31, 2020. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $153.8 million at September 30, 2021.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2021, inventory turnover was 2.4 times, or 154 days, as compared to 3.1 times, or 119 days, for the three months ended September 30, 2020. The decrease in inventory turnover was attributable to higher inventory costs and increased inventory investment in the current period.
The Company believes that availability under the revolving credit facility under its ABL Agreement, cash on hand and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient or on terms favorable to the Company.
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
Credit Facilities
The Company’s credit agreement, dated as of March 2, 2018 (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which facility will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) that provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, lenders have the option to decline a portion or all of the prepayment amount. This estimated amount is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan facility requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. Per the Debt

Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments.
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
As of September 30, 2021 and December 31, 2020, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2021	December 31, 2020
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(1,600)	(27,302)
Standby letters of credit	(3,311)	(2,698)
Total availability under the ABL Agreement	$145,089	$120,000
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
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2021	December 31, 2020
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$10,000	$19,120
Estimated unamortized debt issuance costs	(1,451)	(1,463)
Total Current portion of Term Loan facility	$8,549	$17,657

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$242,127	$243,485
Estimated unamortized debt issuance costs	(3,398)	(4,508)
Total Non-current portion of Term Loan facility	$238,729	$238,977
The estimated Excess Cash Flow principal payment recorded at September 30, 2021 represents the Company’s estimate for the 2022 Excess Cash Flow payment. The 2021 Excess Cash Flow payment, paid on March 30, 2021, totaled $10.5 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2020 of $19.1 million as certain lenders opted to not require payment per the terms of the Debt Agreements.
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
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2021 was 3.5%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2021 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2021.
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
The Company’s adjusted EBITDA, for the last twelve months ended September 30, 2021 was $96.7 million.
Capital expenditures for the nine months ended September 30, 2021 were $3.4 million.
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

The following is a reconciliation of the net income, as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended September 30, 2021:

	Quarter Ended				Twelve Months Ended September 30, 2021
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
	(in thousands)
Net income as reported	$15,221	$3,067	$5,789	$12,571	$36,648
Undistributed equity (losses) earnings, net	(1,620)	247	(393)	(195)	(1,961)
Income tax provision	6,853	2,416	1,832	5,589	16,690
Interest expense	4,183	4,014	3,819	3,835	15,851
Mark to market gain on interest rate derivatives	(172)	(498)	(46)	(120)	(836)
Depreciation and amortization	6,279	5,958	5,765	5,837	23,839
Stock compensation expense	1,630	1,444	1,328	1,201	5,603
Acquisition related expenses	126	182	72	41	421
Restructuring benefit	(42)	—	—	—	(42)
Wallace facility remedial design expense	—	—	—	500	500
Adjusted EBITDA	$32,458	$16,830	$18,166	$29,259	$96,713
Adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income, adjusted to exclude undistributed equity in (losses) earnings, income tax provision, interest expense, mark to market gain on interest rate derivatives, depreciation and amortization, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $33.7 million and $113.2 million of receivables during the three and nine months ended September 30, 2021, respectively, and $43.0 million and $116.9 million of receivables during the three and nine months ended September 30, 2020, respectively. Charges of $0.1 million and $0.3 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively. Charges of $0.1 million and $0.4 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020, respectively. At September 30, 2021 and 2020, $15.8 million and $26.7 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
Derivatives
Interest Rate Swaps
The Company's total outstanding notional value of interest rate swaps was $75.0 million at September 30, 2021.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $50.0 million at September 30, 2021.

In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at September 30, 2021. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
Foreign Exchange Contracts
The Company is party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less than 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure.
The aggregate gross notional values of foreign exchange contracts at September 30, 2021 was $31.3 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of September 30, 2021, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges.
Operating activities
Net cash provided by operating activities was $14.6 million for the nine months ended September 30, 2021, as compared to net cash provided by operating activities of $49.2 million for the nine months ended September 30, 2020. The decrease from 2021 compared to 2020 was attributable to an increased investment in inventory and timing of payment for accounts payable and accrued expenses. The timing of payment for accounts payable and accrued expenses in the comparable period reflected cost savings initiatives and payment deferral strategies utilized in response to the COVID-19 pandemic. The decrease in net cash provided by operating actives was partially offset by timing of collections related to the Company’s accounts receivables.
Investing activities
Net cash used in investing activities was $0.5 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. The nine months ended September 30, 2021 included $3.1 million of proceeds received from a partial sale of the Company’s investment in its equity method investment, offset by cash used for purchases of property and equity of $3.4 million.
Financing activities
Net cash used in financing activities was $41.5 million for the nine months ended September 30, 2021, as compared to net cash used in financing activities of $16.2 million for the nine months ended September 30, 2020. The change was mainly attributable to repayments on the Company’s revolving credit facility under its ABL Agreement in the 2021 period compared to proceeds received in the 2020 period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2020 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2021, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the Company’s legal proceedings, please see NOTE 13 — CONTINGENCIES, to the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, readers should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the 2020 Annual Report on Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
August 1 - August 31, 2021	38	$18.23	—	$6,771,467
September 1 - September 30, 2021	3,542	$17.65	—	6,771,467
(1)The repurchased shares were acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan, which allows participants to use shares to satisfy the exercise price of options exercised, certain tax liabilities arising from the exercise of options, and certain tax liabilities arising from the vesting of restricted stock. The number above does not include unvested shares forfeited back to the Company pursuant to the terms of its stock compensation plans.

(2)On April 30, 2013, the Board of Directors of the Company authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended September 30, 2021.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay	November 4, 2021
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 4, 2021
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)